Form 10-K
period 2000-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2001-03-30
CIK 1127371

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

[|X|] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        COMMISSION FILE NUMBER: 000-31977

                        CENTRAL VALLEY COMMUNITY BANCORP
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


         CALIFORNIA                                      77-0539125
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


600 POLLASKY AVENUE, CLOVIS, CALIFORNIA                             93612
-------------------------------------------                    ---------------
(Address of principal executive offices)                         (Zip code)


Issuer's telephone number (559) 298-1775
                         ---------------


      Securities registered under Section 12(b) of the Exchange Act: NONE


         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                  (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX No____

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[     ]

State issuer's revenues for its most recent fiscal year: $ 17,088,177.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 15, 2001: $12,441,959.

State the number of shares of Common Stock outstanding as of March 15, 2001:
1,310,057


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's definitive proxy statement which will be filed within 120 days after December 31, 2000, in connection with the solicitation of proxies for its 2001 Annual Meeting of Shareholders, are incorporated by reference in Items 9, 10, 11 and 12 of part III hereof. The portions of such document that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes        No [X]
                                                                ---      ---

                                TABLE OF CONTENTS

ITEM 1 -      DESCRIPTION OF BUSINESS.............................................................................1
ITEM 2 -      DESCRIPTION OF PROPERTY............................................................................26
ITEM 3 -      LEGAL PROCEEDINGS..................................................................................27
ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................27
ITEM 5 -      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................................27
ITEM 6 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................................28
ITEM 7 -      FINANCIAL STATEMENTS...............................................................................38
ITEM 8 -      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............78
ITEM 9 -      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT................................................................................78
ITEM 10 -     EXECUTIVE COMPENSATION.............................................................................78
ITEM 11 -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................78
ITEM 12 -     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................78
ITEM 13 -     EXHIBITS AND REPORTS ON FORM 8-K...................................................................79
SIGNATURES ......................................................................................................80

                                     PART I


ITEM 1 -          DESCRIPTION OF BUSINESS.


GENERAL

         Central Valley Community Bancorp (the "Company") was incorporated on February 7, 2000 as a California corporation, for the purpose of becoming the holding company for Clovis Community Bank (the "Bank"), a California state chartered bank, through a corporate reorganization. In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Board of Governors").

         At December 31, 2000, the Company had one banking subsidiary, the Bank. The Company's principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves the City of Clovis, Fresno County and its surrounding area through the Bank. The Company does not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to the Company refer to the Company and the Bank on a consolidated basis. At December 31, 2000, the Company had consolidated total assets of approximately $202,167,000. See Items 6 and 7 - Management's Discussion and Analysis or Plan of Operation and - Financial Statements.

         As of March 15, 2001, the Company had a total of 108 employees and 90 full time equivalent employees, including the employees of the Bank.

         Certain matters discussed in this Annual Report on Form 10-KSB (the "Annual Report") including, but not limited to, those described in Item 6 - Management's Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressure in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

         When the Company uses in this Annual Report the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

THE BANK

         The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System.

         The Bank operates six full-service banking offices in Clovis, Fresno, Shaver Lake and Prather California. One of the offices is in a Save Mart Supermarket and offers extended banking hours, including Saturday and Sunday hours, for the convenience of the Bank's customers. The Bank established a Real

Estate Division in 1995 in a freestanding facility in downtown Clovis. All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings. All types of permanent single family residential loans are also offered.

         During 2000, the Bank received approval from the California Department of Financial Institutions (the "DFI") and the FDIC for approval to establish full-service banking offices in the Fig Garden area and the River Park area of Fresno. The Fig Garden branch was opened to expand the Bank's market area and to better serve existing customers. The River Park Branch is currently located in temporary quarters until an appropriate building site can be obtained in the same area. The Bank's plan is to build a free-standing building with a drive-up window. This facility will also offer safe deposit boxes. Except for the foregoing, the Bank does not currently plan to establish any additional branches or other offices. The Company has filed notice of its intention to close the Bank's Shaver Lake branch in June 2001.

         The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier's checks, sells traveler's checks and provides safe deposit boxes and other customary banking services. The Bank began offering Internet Banking in the third quarter of 2000. Internet Banking consists of inquiry, account status, bill paying, account transfers, and cash management. The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.

         Since August of 1995 the Bank has been a party to an agreement with Investment Centers of America, pursuant to which Investment Centers of America provides Bank customers with access to investment services. In connection with entering into this agreement, the Bank adopted a policy intended to comply with FDIC Regulation Section 337.4, which outlines the guidelines under which an insured nonmember bank may be affiliated with a company that directly engages in the sale, distribution, or underwriting of stock, bonds, debentures, notes, or other securities.

         There have been no other significant changes in the kinds of services rendered, the principal markets for or the methods of distribution of such services during the Bank's past three fiscal years.

         The Bank's operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in Clovis, California and its surrounding area. At December 31, 2000, the total of the Company's commercial and industrial loans outstanding was $41,226,000; the total of the Company's real estate construction loans outstanding was $12,829,000; the total of the Company's other real estate loans outstanding was $33,534,000, and the total of consumer installment loans outstanding was $7,731,000. The Company accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

         No individual or single group of related accounts is considered material in relation to the Bank's assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2000 approximately 48.2% of the Company's loan portfolio held for investment consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 42.8% consisted of commercial loans. At December 31, 2000, the Company had approximately 7.5% of its loan portfolio concentrated in the residential construction industry. See Item 6 - Management's Discussion and Analysis or Plan of Operation. The Company believes that these concentrations are mitigated by the diversification of the loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. No borrower had aggregate credit commitments exceeding 4.0% of the loan portfolio. In addition, the business activities of the Company currently are concentrated in Fresno County, California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

         The Company's deposits are attracted from individual and commercial customers. A material portion of the Company's deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Company.

         In order to attract loan and deposit business from individuals and small businesses, the Company maintains the following lobby hours at its branches:

Branch                  Monday - Thursday           Friday                       Saturday                   Sunday
----------------------- --------------------------- ---------------------------- -------------------------- ----------------------
Clovis Main             9:00 a.m. to 6:00 p.m.      9:00 a.m. to 6:00 p.m.               None                         None

Clovis Main Drive Up    8:00 a.m. to 6:00 p.m.      8:00 a.m. to 6:00 p.m.               None                         None

Shaver Lake             9:00 a.m. to 3:30 p.m.      9:00 a.m. to 3:30 p.m.               None                         None

Foothill                9:00 a.m. to 4.00 p.m.      9:00 a.m. to 6:00 p.m.       9:00 a.m. To 1:00 p.m.               None

Clovis/Herndon          10:00 a.m. to 7:00 p.m.     10:00 a.m. to 7:00 p.m.      10:00 a.m. to 5:00 p.m.    10:00 a.m. to 3:00 p.m.

Fig Garden Village      9:00 a.m. to 5:00 p.m.      9:00 a.m. to 6:00 p.m.       10:00 a.m. to 3:00 p.m.              None

River Park              9:00 a.m. to 5:00 p.m.      9:00 a.m. to 6:00 p.m.       9:00 a.m. to 3:00 p.m.               None


         Automated teller machines operate at all branch locations 24 hours per day, seven days per week. The Company's Real Estate and Small Business Administration ("SBA") Departments maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available at customer request.

         The Bank relies substantially on local promotional activity, personal contacts by its officers, directors and employees, referrals by its shareholders, extended hours, personalized service and its reputation in the communities it serves to compete effectively.

         In addition to the Company's six branch locations, as of December 31, 2000 there were twenty eight (28) operating banking offices in the Company's primary service area, which consists of the cities of Clovis, Fresno, Shaver Lake and Prather, California, of which twenty-one (21) were offices of regional and major chain banking systems and three (3) were offices of other community banks. Shaver Lake and Prather do not contain any banking offices other than the Company's offices. The Company's primary service area contains seven (7) savings and loan association offices. Business activity in the Company's primary service area is oriented towards light industry, small business and agriculture.

         The banking business in California generally, and in the Company's primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Company is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Such banks offer certain services such as international banking and trust services which are not offered directly by the Bank but which usually can be offered indirectly through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. Legal lending limits to an individual customer are limited to a percentage of a bank's total capital accounts. As of December 31, 2000, the Bank's loan limits to individual customers were $3,096,000 for unsecured loans and $5,160,000 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank's lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

         Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments, which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong, from both banking and non-banking firms, and affects the rates of those products as well as the terms on which they are offered to customers.

         Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and in-store branches.

         Mergers between financial institutions have placed additional pressure on banks to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. Such laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in the Company's market. The competitive environment also is significantly impacted by federal and state legislation, which may make it easier for non-bank financial institutions to compete with the Company.

CLOVEST CORPORATION

         The Bank has engaged in real estate investment and development activities since 1987 through a wholly-owned subsidiary, Clovest Corporation ("Clovest"). The Bank's ability to continue to engage in real estate development activities is governed by an order issued by the FDIC pursuant to Section 24(d) of the Federal Deposit Insurance Act, which imposes significant conditions on such activities. On July 15, 1998 the Board of Directors approved the discontinuance of Clovest's operations. During 2000, Clovest was a partner in two California limited liability companies and one general partnership, and as of December 31, 2000, all operations of those entities have been wound up and all investments liquidated. See Item 6 - Management's Discussion and Analysis or Plan of Operation for further information regarding Clovest.

Clovis Securities Corporation

         The Bank has another wholly-owned subsidiary, Clovis Securities Corporation, which has been inactive since December 31, 1993.

STATISTICAL DISCLOSURE

         This information should be read in conjunction with Item 6 - Management's Discussion and Analysis or Plan of Operation and Item 7 - Financial Statements, which have been incorporated herein by reference.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         Table A sets forth the Company's average consolidated balance sheets for the years ended December 31, 2000, 1999 and 1998 and an analysis of interest rates and the interest rate differential for the years then ended. Table B sets forth the changes in interest income and interest expense in 2000 and 1999 resulting from changes in volume and changes in rates.

INVESTMENT PORTFOLIO

         The book value of investment securities at December 31, 2000, 1999 and 1998 and the book value, maturities and weighted average yield of investment securities at December 31, 2000 are set forth in Table C.

LOAN PORTFOLIO

         The composition of the loan portfolio at December 31, 2000, 1999, 1998, 1997 and 1996 is summarized in Table D.

         Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2000 are summarized in Table E.

         Table F shows the composition of non-accrual, past due and restructured loans at December 31, 2000, 1999, 1998, 1997 and 1996. Set forth in the text accompanying Table F is a discussion of the Company's policy for placing loans on non-accrual status.

SUMMARY OF LOAN LOSS EXPERIENCE

         Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

         Set forth in the text accompanying Table G is a description of the factors which influenced management's judgment in determining the amount of the additions to the allowance charged to operating expense in each fiscal year, a table showing the allocation of the allowance for credit losses to the various types of loans in the portfolio, as well as a discussion of management's policy for establishing and maintaining the allowance for credit losses.

DEPOSITS

         Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2000, 1999 and 1998.

         Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2000.

RETURN ON EQUITY AND ASSETS

         Table J sets forth certain financial ratios for the years ended December 31, 2000, 1999 and 1998.

                                     TABLE A


          DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS'
                EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following table sets forth consolidated average assets, liabilities and shareholders' equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2000, 1999 and 1998. The average balances reflect daily averages except non-accrual loans which were computed using quarterly averages.

                                                         2000                                      1999
                                          -----------------------------------      -------------------------------------
                                                        Interest      Average                     Interest       Average
                                          Average       Income/        Rates        Average       Income/         Rates
        (Dollars in Thousands)            Balance       Expense        Earned       Balance       Expense         Earned
                                          -------       -------        ------       -------       -------         ------
ASSETS:
Interest-earning deposits in other
banks                                           $343           $25         7.29%          $263          $15        5.70%
Investment securities:
   Taxable                                    54,457         3,506         6.44%        52,954        2,825        5.33%
   Non-taxable (1)                             8,804           485         5.51%         8,275          466        5.63%
                                               -----           ---                       -----          ---
Total investment securities                   63,261         3,991         6.31%        61,229        3,291        5.37%
Federal funds sold                             9,491           602         6.34%         6,792          327        4.81%
Loans (2)(3)                                  84,149         8,942        10.63%        72,974        7,720       10.58%
                                              ------         -----                      ------        -----
Total interest-earning assets (1)            157,244       $13,560         8.62%       141,258      $11,353        8.04%
                                                           =======                                  =======

Less allowance for credit losses             (2,495)                                   (2,539)
Non-accrual loans                              1,819                                     4,260
Cash and due from banks                       11,804                                    10,476
Premises and equipment                         1,656                                     1,691
Other assets                                   9,212                                    10,780
                                               -----                                    ------
   Total average assets                     $179,240                                  $165,926
                                            ========                                  ========


                                                       1998
                                          -----------------------------------
                                                        Interest      Average
                                           Average       Income/       Rates
        (Dollars in Thousands)             BALANCE       EXPENSE       EARNED
                                           -------       -------       ------
ASSETS:
Interest-earning deposits in other
banks                                         $227           $11         4.85%
Investment securities:
   Taxable                                  37,373         2,242         6.00%
   Non-taxable (1)                           7,377           457         6.19%
                                             -----           ---
Total investment securities                 44,750         2,699         6.01%
Federal funds sold                          10,050           530         5.27%
Loans (2)(3)                                81,364         8,672        10.93%
                                            ------         -----
Total interest-earning assets (1)          136,391       $11,912
                                                         =======

Less allowance for credit losses           (2,430)
Non-accrual loans                            2,119
Cash and due from banks                      9,517
Premises and equipment                       1,927
Other assets                                14,206
                                            ------
   Total average assets                   $161,730
                                          ========

                                                              2000                                      1999
                                               -----------------------------------      -------------------------------------
                                                             Interest      Average                     Interest       Average
                                                Average       Income/        Rates        Average       Income/         Rates
        (Dollars in Thousands)                  Balance       Expense        Earned       Balance       Expense         Earned
                                                -------       -------        ------       -------       -------         ------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Savings and negotiable orders                   $70,302       $1,457        2.07%        $65,085       $1,125         1.73%
       of withdrawal
   Time certificates of deposit,
       under $100,000                               36,240        1,931        5.33%         35,552        1,621         4.55%
   Time certificates of deposit,
      $100,000 and over                             13,161          732        5.56%         12,006          551         4.59%
Other borrowed funds                                 2,099          126        6.00%            782           48         6.14%
Federal funds purchased                                 18            1        5.56%             19          -0-         5.00%
                                                        --            -                          --          ---
      Total interest-bearing
           Liabilities                             121,820       $4,247        3.49%        113,444       $3,344         2.95%
                                                                 ======                                   ======
Non-interest bearing demand                         39,081                                   35,212
Other liabilities                                    1,664                                    1,576
Shareholders' equity                                16,675                                   15,694
                                                    ------                                   ------
    Total liabilities and
       Shareholders' equity                       $179,240                                 $165,926
                                                  ========                                 ========
Interest income and average rate
            earned on earning assets  (1)                       $13,560        8.62%                     $11,353         8.04%
Interest expense and average interest
      cost related to interest-bearing
      liabilities                                                 4,247        3.49%                       3,344         2.95%
                                                                  -----                                    -----
Net interest income and margin (4)                               $9,313        5.92%                      $8,009         5.67%
                                                                 ======                                   ======



                                                                 1998
                                                     -----------------------------------
                                                                  Interest      Average
                                                      Average       Income/       Rates
        (Dollars in Thousands)                        BALANCE       EXPENSE       EARNED
                                                      -------       -------       ------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Savings and negotiable orders                     $58,218       $1,162         2.00%
       of withdrawal
   Time certificates of deposit,
       under $100,000                                 38,110        1,999         5.25%
   Time certificates of deposit,
      $100,000 and over                               15,421          816         5.29%
Other borrowed funds                                   1,037           73         7.04%
Federal funds purchased                                  117            6         5.13%
                                                         ---            -
      Total interest-bearing
           Liabilities                               112,903       $4,056         3.59%
                                                                   ======
Non-interest bearing demand                           31,548
Other liabilities                                      2,094
Shareholders' equity                                  15,185
                                                      ------
    Total liabilities and
       Shareholders' equity                         $161,730
                                                    ========
Interest income and average rate
            earned on earning assets  (1)
Interest expense and average interest
      cost related to interest-bearing
      liabilities                                                   4,056         3.59%
                                                                    -----
Net interest income and margin (4)                                 $7,856         5.75%
                                                                   ======

(1)      Not computed on a tax equivalent basis.

(2) Loan interest income includes loan fees of $391 in 2000; $324 in 1999; and $397 in 1998.

(3)      Average loans do not include non-accrual loans.

(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

                                     TABLE B

                            VOLUME AND RATE ANALYSIS


         The following table sets forth, for the years indicated, a summary of the changes in interest earned and interest paid resulting from changes in asset and liability volumes and changes in rates. The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts of change in each.

                                                                 Year Ended December 31
                                              2000 Compared to 1999                     1999 Compared to 1998
                                              ---------------------                     ---------------------
           (In Thousands)                 Volume       Rate        Net              Volume       Rate         Net
                                          ------       ----        ---              ------       ----         ---
Increase (decrease) due to changes
in:
 Interest income:                            $ 5         $ 5        $ 10            $  (2)          $ 6         $ 4
      Interest-earning
        deposits in other banks
      Investment securities:
         Taxable                             101         580         681               794        (211)         583
         Non-taxable (1)                      29        (10)          19                36         (27)           9
                                              --        ----          --                --         ----           -
            Total investment
                 Securities                  130         570         700               830        (238)         592
      Federal funds sold                     153         122         275             (160)         (43)       (203)
      Loans                                  899         323       1,222             (633)        (319)       (952)
                                             ---         ---       -----             -----        -----       -----
          Total earning assets(1)          1,187       1,020       2,207                35        (594)       (559)
Interest expense:
 Deposits:
      Savings and negotiable                  95         234         329             $ 143       $(180)       $(37)
         Orders of withdrawal
      Certificates of deposit                 32         280         312             (128)        (251)       (379)
         Under $100,000
      Certificates of deposit                 57         124         181             (166)         (99)       (265)
                                              --         ---         ---             -----         ----       -----
         $100,000 and over
             Total deposits                  184         638         822             (151)        (530)       (681)
 Federal funds purchased                       0           1           1               (3)          (3)         (6)
 Other borrowed funds                         80           0          80              (16)          (9)        (25)
                                              --           -          --              ----          ---       -----
         Total interest bearing
              Liabilities                    264         639         903             (170)        (542)       (712)
                                             ---         ---         ---             -----        -----       -----
Net interest income (1)                    $ 923       $ 381      $1,304             $ 205       $ (52)        $153
                                           =====       =====      ======             =====       ======        ====

(1)      Not computed on a tax equivalent basis.

                                     TABLE C


                              INVESTMENT PORTFOLIO


         The book value of investment securities at December 31, 2000, 1999 and 1998 is set forth in the following table. At December 31, 2000, the Bank held no investment securities from any issuer which totaled over 10% of the Company's shareholders' equity.

AVAILABLE FOR SALE                                                               BOOK VALUE AT DECEMBER 31
------------------                                                               -------------------------
                                                                      2000                 1999                 1998
                                                                      ----                 ----                 ----
U.S. Treasury securities and obligations
      of other  U.S. government agencies
      and corporations                                              $15,283,000          $ 6,008,000         $ 18,242,000
Mortgage-backed securities                                           39,941,000           37,211,000           36,387,000
Obligations of states and political subdivisions                     13,039,000            9,771,000            1,493,000
Federal Home Loan Mortgage Corporation stock                          1,022,000            1,012,000              500,000
Federal Home Loan Bank stock                                            135,000              496,000                  -0-
Corporate bonds                                                         961,000                  -0-                  -0-
Other securities                                                      2,761,000              312,000                  -0-
                                                                      ---------              -------                  ---
Total Available-for-Sale Securities                                 $73,142,000          $54,810,000          $56,622,000
                                                                    ===========          ===========          ===========

Held to Maturity
Obligations of states and political subdivisions                                                      $7,228,000
                                                                                                      ==========

                              INVESTMENT PORTFOLIO

     The book value, maturities and weighted average yield of investment securities at December 31, 2000 are summarized in the following table.

                                                              MATURING
                                                              --------
                                               AFTER ONE THROUGH     AFTER FIVE THROUGH
                        IN ONE YEAR OR LESS        FIVE YEARS             TEN YEARS          AFTER TEN YEARS            TOTAL
                        -------------------    -----------------     -------------------     ---------------            -----
AVAILABLE FOR SALE      AMOUNT     YIELD(1)     AMOUNT    YIELD(1)    AMOUNT     YIELD(1)   AMOUNT    YIELD(1)     AMOUNT   YIELD(1)
------------------      ------     -----        ------    -----       ------     -----      ------    -----        ------   -------
U.S. Treasury
Securities            $1,007,000    6.50%      $    -0-               $    -0-              $    -0-             $1,007,000    6.50%

Obligations of
other U.S.
Government
agencies
corporations           2,493,000    5.89%     7,883,000    6.12%     1,996,000    5.68%    1,904,000   5.88%     14,276,000    5.99%

Mortgage-backed
Securities                   -0-              2,984,000    7.46%    11,449,000    6.78%   25,508,000   7.79%     39,941,000    7.48%

Obligations of
states & political
subdivisions             455,000    5.69%     3,000,000     6.6%     5,307,000    5.52%    4,277,000   5.57%     13,039,000    5.79%

Corporate Bonds
                             -0-                    -0-                961,000    6.70%          -0-                961,000    6.70%
Other securities             -0-              3,918,000    5.30%           -0-                   -0-              3,918,000    5.30%
                             ---              ---------                    ---                   ---              ---------

Total Available
for Sale
                     $ 3,955,000    6.03%   $17,785,000    6.44%   $19,713,000    6.31%  $31,689,000   7.38%    $73,142,000    6.80%
                     ===========            ===========            ===========           ===========            ===========

(1)      Not computed on a tax equivalent basis.

                                     TABLE D


                                 LOAN PORTFOLIO


         The composition of the loan portfolio at December 31, 2000, 1999, 1998, 1997 and 1996 is summarized in the table below.

                                             2000                1999                1998               1997                1996
                                             ----                ----                ----               ----                ----
Commercial and industrial                 $36,614,000         $38,374,000         $35,801,000        $37,533,000         $35,996,000
Real estate
  Construction                             12,829,000           8,253,000           5,712,000         11,494,000          17,221,000
  Other                                    33,534,000          25,544,000          25,071,000         30,915,000          25,702,000
Loans to finance agricultural
    production or other loans
    to farmers                                941,000             610,000           1,467,000          2,177,000           2,303,000
Installment loans to individuals
    for household, family and
    other personal expenditures             7,371,000           5,918,000           6,031,000          8,042,000           8,302,000
Leases                                      4,612,000           2,260,000             194,000            487,000                 -0-
Other                                         385,000             545,000             767,000          1,392,000           1,919,000
                                              -------             -------             -------          ---------           ---------
         Subtotal                          96,286,000          81,504,000          72,043,000         92,040,000          91,443,000
  Unearned income                           (266,000)           (251,000)           (401,000)          (489,000)           (645,000)
                                            ---------           ---------           ---------          ---------           ---------
         Subtotal                          96,020,000          81,253,000          74,642,000         91.551,000          90,798,000
Allowance for credit losses               (2,047,000)         (2,236,000)         (2,949,000)        (2,600,000)           1,599,000
                                          -----------         -----------         -----------        -----------           ---------
         Total (1)                        $93,973,000         $79,017,000         $71,693,000        $88,951,000         $89,199,000
                                          ===========         ===========         ===========        ===========         ===========

(1)      Includes non-accrual loans of:

  2000                      1999                        1998                        1997                        1996
  ----                      ----                        ----                        ----                        ----
$205,000                 $3,617,000                  $4,033,000                  $1,266,000                   $856,000

                                     TABLE E


          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES


         The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of the Company's loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2000.

                                                           After One
Maturity Distribution of Loans(1):          One Year        Through         After Five
                                            or Less        Five Years          Years            Total
                                            -------        ----------          -----            -----
Real estate construction                 $11,864,000      $   965,000      $       -0-      $12,829,000
Other real estate                         24,034,000        6,556,000        2,944,000       33,534,000
Commercial and industrial                 29,594,000       11,044,000        1,708,000       42,346,000
Installment                                3,671,000        2,138,000        1,562,000        7,371,000
                                           ---------        ---------        ---------        ---------
                                         $69,163,000      $20,703,000      $ 6,214,000      $96,080,000
                                         ===========      ===========      ===========      ===========
Sensitivity to Changes in Interest
Rates:
Loans with Fixed Interest Rates
                                                          $ 8,824,000      $ 5,691,000
Loans with Floating Interest   Rates
                                                            7,235,000       28,230,000
                                                          -----------      -----------
               Total                                      $16,059,000      $33,921,000
                                                          ===========      ===========

----------------------
(1)      Does not include non-accrual loans of $205,000.



                                     TABLE F


           COMPOSITION OF NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS


         A summary of non-accrual, restructured and past due loans at December 31, 2000, 1999, 1998, 1997 and 1996 is set forth below:

                (In Thousands)                                                     DECEMBER 31
                                                                                   -----------
                                                           2000             1999             1998            1997            1996
                                                           ----             ----             ----            ----            ----
Non-accrual                                                $205           $3,617           $4,033           $1,266         $  856
Accruing loans past due 90 days or more
   more                                                     -0-              -0-              -0-               42          1,002
                                                                             -0-
Restructured loans                                          -0-              145              242              272            271
                                                           ----              ---              ---              ---            ---
                                                           $205           $3,762           $4,275           $1,580         $2,129
                                                           ====           ======           ======           ======         ======

         The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from non-accrual loans is not accrued, but rather is recorded only if collection of principal in full is not in doubt and when and if received.

         Loans are placed on non-accrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is ninety days or more past due. Loans in the non-accrual category are treated as non-accrual loans even though the Company may ultimately recover all or a portion of the interest due. These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured. Non-accrual loans at year end 2000 constituted approximately 0.2% of total loans compared to 4.5% at year end 1999 and 5.4% at year end 1998. One commercial borrowing relationship represented 100% of the total non-accrual balance at December 31, 2000. Two commercial real estate borrowing relationships represented 90.4% of the total non-accrual balance at December 31, 1999. During most of 1999, management's emphasis was on improving loan quality. In the first quarter of 2000, the senior credit officer position was restructured to two positions; a chief credit officer responsible for credit quality, and a manager of commercial and business banking responsible for business development and customer retention. The reduction in non-accrual loans and growth in the Company's loan portfolio reflects the success of this management restructuring.

         Interest income on non-accrual loans that would have been recognized in the year ended December 31, 2000 if the loans had been current in accordance with their original terms totaled $14,000. No income was recognized on these loans for the year ended December 31, 2000.

         At December 31, 2000 the Company had no restructured loans, in 1999, 1998, 1997 and 1996 the Company had one (1) restructured loan in the principal amount of $145,000, $242,000, $272,000, and $271,000 respectively. There are no loans, which were current at December 31, 2000, where serious doubt exists as to the ability of the borrower to comply with the present loan repayment terms. See
Note 1 of the Notes to Consolidated Financial Statements of the Company included under Item 7 - Financial Statements for information concerning the Company's recorded investment in loans for which an impairment has been recognized. Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination. Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

         When a loan is classified as impaired, the net fair value (i.e., the measure of the impaired loan) is computed based on the present value of expected future cash flows discounted at the loan's effective interest rate. Alternatively, if the loan is collateral dependent, impairment is measured based on the fair value or market price of the collateral. If the net fair value of the impaired loan is less than the recorded investment in the loan, then the resulting impairment amount is recognized through the use of a valuation allowance with a corresponding charge to the provision for credit losses. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

                                     TABLE G


                         SUMMARY OF LOAN LOSS EXPERIENCE


         The following table summarizes loan loss experience as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                                       2000              1999              1998             1997            1996
                                                       ----              ----              ----             ----            ----
Loans outstanding at December 31,                   $96,285,000       $81,504,000       $75,043,000      $92,040,000     $91,443,000
                                                    ===========       ===========       ===========      ===========     ===========
Average loans outstanding during period             $85,968,000       $77,234,000       $83,483,000      $97,038,000     $84,018,000
                                                    ===========       ===========       ===========      ===========     ===========
Allowance for credit losses:
   Balance at beginning of year                     $ 2,236,000        $2,949,000        $2,600,000       $1,599,000      $1,278,000
   Deduct loans charged-off:
      Commercial and industrial                       (146,000)       (1,561,000)       (1,217,000)        (723,000)        (70,000)
      Real estate - construction                            -0-                                 -0-         (73,000)        (28,000)
                                                                              -0-
      Real estate - other                             (869,000)                           (152,000)        (407,000)             -0-
                                                                              -0-
      Loans to finance agricultural and
          other loans to farmers                           -0-         (845,000)               -0-              -0-             -0-
      Loans to individuals for household,
          family and other personal
          expenditures                                (128,000)         (103,000)         (254,000)        (214,000)       (150,000)
      Other                                                 -0-          (24,000)               -0-              -0-             -0-
                                                            ---          --------               ---              ---             ---
           Total loans charged-off                  (1,143,000)       (2,533,000)       (1,623,000)      (1,417,000)       (248,000)
                                                    -----------       -----------       -----------      -----------       ---------
    Add recoveries of loans charged off:
     Commercial and industrial                          271,000           426,000            85,000           18,000           9,000
      Real estate - construction                            -0-               -0-               -0-              -0-           3,000
      Real estate - other                                   -0-            53,000           106,000           19,000             -0-
      Loans to finance agricultural and
          other loans to farmers                        591,000            21,000               -0-              -0-             -0-
      Loans to individuals for household,
          family and other personal expenditures         41,000            50,000            59,000           35,000          16,000
                                                         ------            ------            ------           ------          ------
         Total recoveries                               903,000           550,000           250,000           72,000          28,000
                                                        -------           -------           -------           ------          ------
      Net charge-offs                                 (240,000)       (1,983,000)       (1,373,000)      (1,345,000)       (220,000)


                                                        2000              1999              1998             1997            1996
                                                        ----              ----              ----             ----            ----
Add:  Provision charged to operating expense             50,000         1,270,000         1,722,000        2,346,000         541,000
                                                         ------         ---------         ---------        ---------         -------
Balance at end of year                               $2,047,000        $2,236,000        $2,949,000       $2,600,000      $1,599,000
                                                     ==========        ==========        ==========       ==========      ==========
Allowance for credit losses as a percentage
     of outstanding loan balance                          2.13%             2.74%             3.93%            2.82%           1.75%
                                                          =====             =====             =====            =====           =====
Net charge-offs to average loans outstanding              0.28%             2.57%             1.64%            1.39%           0.26%
                                                          =====             =====             =====            =====           =====

         Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate Company losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

         The allowance for credit losses is reviewed at least quarterly by the Directors' Audit Committee and by the Board of Directors. Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors. The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure. Although the allowance for credit losses is allocated to various portfolio segments, it is general in nature and available for the loan portfolio in its entirety. Additions may be required based on the results of a contractual independent loan portfolio examination, a regulatory agency examination, or the Company's own internal review process. Additions are also required when, in management's judgment, the reserve does not properly reflect the potential loss exposure. The 2000 provision for credit losses of $50,000 reflects management's evaluation of deterioration primarily in one commercial borrowing relationship. In 1999, the provision for credit losses of $1,270,000 reflected the deterioration of four borrowing relationships. The $1,722,000 provision, in 1998, was partially the result of adverse economic conditions within the Bank's market area, particularly related to real estate and agriculture as well as a $113,000 specific allowance for potential Year 2000 related credit problems. In 1996 and 1997, the Bank substantially revised processes to measure and monitor risk in the loan portfolio. The adoption of these revisions resulted in a material increase in the Bank's assessment of risk within its loan portfolio, which caused the Bank to increase its allowance for credit losses accordingly

         Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

                                           2000                            1999                           1998
                                           ----                            ----                           ----
                                                 Percent of                      Percent of                        Percent of
                                                Loans in Each                   Loans in Each                    Loans in Each
                                                   Category                       Category                         Category
                                                   to Total                       to Total                         to Total
                                    Amount           Loans        Amount           Loans          Amount            Loans
                                    ------           -----        ------           -----          ------            -----
 Commercial and                    $877,000           42.8%     $1,060,000           47.1%      $1,187,000           42.1%
 999industrial

 Real estate construction           272,000           13.3%         75,000           10.1%          51,000            6.3%

 Real estate - other                712,000           34.8%        845,000           31.3%         507,000           37.1%

 Loans to finance
 agricultural and other
 loans to farmers                    20,000            1.0%          5,000             .8%         630,000            3.7%

 Loans to individuals for
 household, family   and
 other personal
 expenditures and
 other loans                        158,000            7.7%        146,000            7.3%         198,000           10.2%

 Lease contracts                         --              --         23,000            2.8%           3,000            0.6%

 Year 2000 for all loan
 types                                   --              --         81,000             N/A         113,000             N/A

 Other                                8,000            0.4%          1,000             .6%              --             N/A

 Unallocated                             --              --             --             N/A         260,000             N/A
                                                                                                   -------

                                 $2,047,000                     $2,236,000                      $2,949,000
                                 ==========                     ==========                      ==========


                                         1997                          1996
                                         ----                          ----
                                                Percent of                         Percent of
                                               Loans in Each                     Loans in Each
                                                 Category                          Category
                                                 to Total                          to Total
                                   Amount         Loans          Amount             Loans
                                   ------         -----          ------             -----
 Commercial and                   $965,000          42.3%        $884,000           39.4%
 999industrial

 Real estate construction          567,000          12.5%         170,000           18.8%

 Real estate - other               610,000          33.6%         358,000           28.1%

 Loans to finance
 agricultural and other
 loans to farmers                   51,000           2.4%             -0-            2.5%

 Loans to individuals for
 household, family   and
 other personal
 expenditures and
 other loans                       191,000           8.7%         176,000           11.2%

 Lease contracts                     3,000           0.5%             -0-             -0-

 Year 2000 for all loan
 types                                  --            N/A              --             N/A

 Other                                  --            N/A              --             N/A

 Unallocated                       213,000            N/A          11,000             N/A
                                   -------                         ------

                                $2,600,000                     $1,599,000
                                ==========                     ==========


         Loans are charged to the allowance for credit losses when the loans are deemed uncollectible. It is the policy of management to make additions to the allowance so that it remains adequate to cover all potential loan charge-offs that exist in the portfolio at that time.

                                     TABLE H


                                    DEPOSITS


         The Company has no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2000, 1999 and 1998.

                                                                             (DOLLARS IN THOUSANDS)
                                                                             ----------------------
                                                            2000                     1999                      1998
                                                            ----                     ----                      ----
                                                        BALANCE    RATE          BALANCE     RATE          BALANCE    RATE
                                                        -------    ----          -------     ----          -------    ----
Savings and negotiable orders of withdrawal             $70,302     2.07%        $65,085     1.73%         $64,563      2.00%

Time certificates of deposit, under $100,000             36,240     5.33%         35,552     4.55%          34,035      5.25%

Time certificates of deposit, over $100,000              13,161     5.56%         12,006     4.59%          17,657      5.29%

Non-interest bearing demand                              39,081       N/A         35,212      N/A           35,751        N/A
                                                         ------                   ------                    ------
Total deposits                                         $158,784                 $147,855                  $152,006
                                                       ========                 ========                  ========



                                     TABLE I


                                  TIME DEPOSITS


         The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2000.

    (IN THOUSANDS)
    Three months or less                                      $ 8,856
    Over 3 months through 6 months                              3,645
    Over 6 through 12 months                                    6,367
    Over 12 months                                                667
                                                                  ---
                                                              $19,535
                                                              =======


                                     TABLE J

                                FINANCIAL RATIOS


         The following table sets forth certain financial ratios for the years ended December 31, 2000, 1999 and 1998.

                                                       2000          1999          1998
                                                       ----          ----          ----
Net Income:
    To average assets                                  0.98%         0.43%       (0.24%)
    To average shareholders' equity                   10.48%         4.63%       (2.58%)
Dividends declared per share to net
   income per share                                    7.52%           N/A           N/A
Average shareholders' equity to    average
assets                                                 9.30%         9.46%         9.39%

SUPERVISION AND REGULATION

GENERAL

         The banking and financial services businesses in which the Company engages are highly regulated. Such regulation is intended, among other things, to protect depositors whose deposits are insured by the FDIC and the banking system as a whole. The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors, also influence the commercial banking business. The Board of Governors implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board of Governors in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

         The laws, regulations, and policies affecting financial services businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

BANK HOLDING COMPANY REGULATION

         The Company, as a bank holding company, is subject to regulation under the BHC Act, and is subject to the supervision and examination of the Board of Governors. Pursuant to the BHC Act, the Company is required to obtain the prior approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5 percent of such bank.

         Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Board of Governors determines that the activity is so closely related to banking to be a proper incident to banking. The Board of Governors' approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

         The BHC Act and regulations of the Board of Governors also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

         The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdiction in which the Company and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to the shareholders of the Company. It is the policy of the Board of Governors that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

         In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company, issue a guarantee, or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on a per affiliate basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

         A holding company and its banking subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions a bank may not condition an extension of credit on a customer obtaining other services provided by it, a holding company or any of its other bank affiliates, or on a promise by the customer not to obtain other services from a competitor.

         The Board of Governors has cease and desist powers over parent bank holding companies and non-banking subsidiaries where action of a parent bank holding company or its non-financial institution subsidiaries represent an unsafe or unsound practice or violation of law. The Board of Governors has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

         The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by the California Department of Financial Institutions (the "DFI").

         Further, the Company is required by the Board of Governors to maintain certain capital levels. See "Capital Standards."

REGULATION OF THE BANK

         Banks are extensively regulated under both federal and state law. The Bank, as a California state-chartered bank, is subject to primary supervision, regulation and periodic examination by the DFI and the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors.

         If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter. The DFI has many of the same remedial powers.

         The Bank is a member of the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.

         Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities, and loans to affiliates.

PAYMENT OF DIVIDENDS

         THE COMPANY

         The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 2000, the Company had no outstanding shares of preferred stock.

         The principal sources of cash revenue to the Company will be dividends received from the Bank. The Bank's ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

         THE BANK

         Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

         In addition to the regulations concerning minimum uniform capital adequacy requirements described below, the FDIC has established guidelines regarding the maintenance of an adequate allowance for credit losses. Therefore, the future payment of cash dividends by the Bank will generally depend, in addition to regulatory constraints, upon the Bank's earnings during any fiscal period, the assessment of the Board of Directors of the capital requirements of the Bank and other factors including the maintenance of an adequate allowance for credit loan losses.

CAPITAL STANDARDS

         The Board of Governors, the FDIC and other federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

         A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

         In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         In certain circumstances, the FDIC may determine that the capital ratios for an FDIC-insured bank must be maintained at levels which are higher than the minimum levels required by the guidelines or the regulations. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.

         As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2000 follow:

                                           REQUIREMENT                          ACTUAL
                              --------------------------------------- ----------------------------
                                  ADEQUATELY             WELL
                                 CAPITALIZED          CAPITALIZED         BANK         COMPANY
                              ------------------- ------------------- ------------ ---------------
TOTAL RISK-BASED
CAPITAL RATIO                        8.0%               10.0%            16.1%         16.2%

TIER 1 RISK-BASED
CAPITAL RATIO                        4.0%                6.0%            14.8%         14.8%

TIER 1 LEVERAGE
CAPITAL RATIO                        3.0%            4.0% - 5.0%         9.1%           9.1%


RECENT LEGISLATION

FINANCIAL SERVICES MODERNIZATION LEGISLATION

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and by various bank regulatory agencies. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminates many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from regulations that have not yet been issued, and the impact such change may have on the Company and the Bank is impossible to predict. The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area.

         The major provisions of the Gramm-Leach-Bliley Act are:

         FINANCIAL HOLDING COMPANIES. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. A bank holding company that qualifies as a financial holding company can expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received at least a "satisfactory" rating on their last CRA examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking.

         SECURITIES ACTIVITIES. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Board of Governors and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company.

         INSURANCE ACTIVITIES. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks, and bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents.

         PRIVACY. Under Title V, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

o        annual notices of their privacy policies to current customers; and

o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.


         The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.


         SAFEGUARDING CONFIDENTIAL Customer INFORMATION. Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

o        identify and assess the risks that may threaten customer information;

o develop a written plan containing policies and procedures to manage and control these risks;

o        implement and test the plan; and

o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.


         Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

         COMMUNITY REINVESTMENT ACT SUNSHINE REQUIREMENTS. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under these agreements. The effective date of the regulations is April 1, 2001. Neither the Company nor the Bank is a party to any agreement that would be subject of reporting pursuant to the CRA Sunshine Requirements.

         The Company continues to evaluate the strategic opportunities presented by the broad powers granted to bank holding companies that elect to be treated as financial holding companies. In the event that the Company determines that access to the broader powers of a financial holding company is in the best interests of the Company, its shareholders and the Bank, the Company will file the appropriate election with the Board of Governors.

         The Company and the Bank intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and the Bank intends to develop appropriate policies and procedures to meet their responsibilities in connection with the privacy provisions of Title V of that Act.

CONSUMER PROTECTION LAWS AND REGULATIONS

         The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

         The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Bank has not been examined for CRA compliance by its primary regulator within the past 12 months.

         The Equal Credit Opportunity Act ("ECOA") generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. The Truth in Lending Act ("TILA") is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

         The Fair Housing Act ("FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. The Home Mortgage Disclosure Act ("HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

         Finally, the Real Estate Settlement Procedures Act ("RESPA") requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

         Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was subsequently amended by SFAS 137 to delay the effective date. In June 2000, SFAS 133 was amended by SFAS 138 which addressed certain issues causing difficulties in implementing the original pronouncement. The Bank adopted SFAS 133 on April 1, 1999. Upon adoption, all investment securities previously classified as held-to-maturity were transferred to the available-for-sale classification. See Note 2 of the Consolidated Financial Statements of the Company at page 56 for information regarding the Company's transfer of held-to-maturity securities. No derivative instruments were held and, accordingly, there was no transition adjustment.

         In September 2000, the Financial Accounting Standards Board issued SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, to replace SFAS 125, which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement will have a significant impact on its financial statements.

         The Financial Accounting Standards Board has proposed the elimination of "pooling of interests" accounting. While final rules have not been adopted, the result of such a change would be to account for all mergers as "purchase" transactions, resulting in the recognition of goodwill in any merger where the purchase price exceeds the fair value of the assets acquired less liabilities assumed. Subsequently, goodwill will be periodically reviewed for impairment and written down in periods where the recorded value is determined to be in excess of fair value. The expense related to the write down of goodwill will reduce future reported income of the merged companies. Additionally, in the case of bank mergers, the banking regulators have not yet determined the regulatory capital treatment of goodwill recognized in purchase accounting transactions. Some investment bankers have expressed the view that the elimination of "pooling of interest" accounting will result in lower merger premiums for sellers and fewer merger transactions.

OTHER

         Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the Board of Governors, FDIC and the DFI may affect the business of the Company and the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company and the Bank.

OTHER INFORMATION CONCERNING THE COMPANY

         The Company holds no material patents, trademarks, licenses, franchises or concessions.

         No expenditures were made by the Company during its last two fiscal years on material research activities relating to the development of services or the improvement of existing services. Based upon present business activities, compliance with Federal, State and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Company.

         The business of the Company is not seasonal. The Company intends to continue with the same basic commercial banking activities that have characterized the Bank's operations since its inception.

AVAILABLE INFORMATION

         The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Therefore the Company files reports and other information with the Securities and Exchange Commission (the "Commission"). These reports and other information may be inspected and copied at the public reference facilities of the Commission located at 450 Fifth Street, N. W., Washington, D. C. 20549, at the Commission's regional offices at 7 World Trade Center, New York, New York 10048, and Citicorp Center, 500 West Madison Street, Chicago, Illinois 60661, at prescribed rates. Information regarding the Commission can be obtained by calling 1-800-SEC-0330. Such reports and other information may also be accessed electronically at the Commission's home page on the Internet at http://www.sec.gov.

ITEM 2 -          DESCRIPTION OF PROPERTY.

                                                                               OWNED           LEASED           TOTAL
FULL SERVICE BRANCHES

Headquarters and Main Deposit Branch
600 Pollasky Avenue, Clovis, CA                                                       1                             1

Shaver Lake Branch, Shaver Lake, CA                                                                    1            1

Foothill Branch, Prather, CA                                                          1                             1

River park Branch, Northeast Fresno, CA                                                                1            1

Fig Garden Branch, Northwest Fresno, CA                                                                1            1

Supermarket Branch, Clovis, CA                                                                         1            1


OTHER FACILITIES:

Cashier, Human Resources, Information Services Department                             1                             1
536 Woodworth, Clovis, CA

Credit Administration, Real Estate Department and
SBA Department
795 Pollasky Avenue, Clovis, CA                                                                        1            1

Training Facility
630 Pollasky Avenue, Clovis, CA                                                                        1            1

Total                                                                                 3                6            9


         Title to the properties described as owned in the above table is held by the Bank with no liens or encumbrances. All of the property described as leased is leased directly from independent parties. Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company.


         None of the net book values of the properties listed above represent more than 10% of total assets of the Company.

ITEM 3 -          LEGAL PROCEEDINGS.


         Neither the Company nor the Bank is a party to, nor are any of their properties the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to the Company's and the Bank's businesses, nor are any of such proceedings known to be contemplated by government authority. No director, officer, affiliate, more than 5% shareholder of the Company or the Bank or any associate of these persons is a party adverse to the Company or the Bank or has a material interest adverse to the Company or the Bank in any material legal proceeding.


ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         None.


                                     PART II


ITEM 5 -          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The Company's common stock is not listed on any exchange nor is it listed with NASDAQ. Trading of the Company's common stock has been limited in volume with transactions coordinated between buyer and seller utilizing brokers to accommodate activity. Bid and ask prices for the Company's common stock are quoted weekly in the "Fresno Bee" and the "pink sheet" (National Daily Quotation Service). They can also be found on the Internet under the symbol CVCY. As of March 15, 2001 the Company had 411 shareholders of record. The following table summarizes bid quotations for the Company's common stock. The prices indicated may not necessarily represent actual transactions. Bid information has been obtained from Sutro & Co., which makes a market in the Company's common stock.

                                           BID QUOTATIONS OF THE COMPANY'S
                                                    COMMON STOCK
                                         ------------------------------------
QUARTER ENDED                               LOW BID              HIGH BID
March 31, 1999                               $21.50               $23.00
June 30, 1999                                 20.00                21.00
September 30, 1999                            16.00                17.50
December 31, 1999                             15.00                16.00
March 31, 2000                                13.50                13.50
June 30, 2000                                 13.63                14.50
September 30, 2000                            13.88                14.50
December 31, 2000                             13.88                14.75

         The Company paid a $0.10 cash dividend in 2000 and a 10% stock dividend in 1999.

         Inquiries on Central Valley Community Bancorp stock can be made by calling Troy Norlander with Sutro & Co. at (800) 288-2811, Jeffrey Mayer with Hagerty Stewart at (888) 833-2777, or Joey Warmenhoven with Wedbush Morgan Securities at (800) 234-0480.

         In connection with the statutory merger transaction by which the Company became the sole shareholder of the Bank, the Company issued 1,303,459 shares of its no par value common stock on November 15, 2000 to the former shareholders of the Bank. No underwriters were involved in the transaction. The Company relied on the exemption afforded by Section 3(a)(12) of the Securities Act of 1933, as amended, which provides an exemption for any equity security issued in connection with the acquisition by a holding company of a bank under section 3(a) of the BHC Act, subject to certain conditions, which conditions were satisfied by the Company.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Company's audited Consolidated Financial Statements, including the Notes thereto, at pages 38 through 77 herein.

         ALL STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S CURRENT BUSINESS STRATEGY AND THE COMPANY'S PLANS FOR FUTURE DEVELOPMENT AND OPERATIONS, ARE BASED UPON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD-LOOKING IN NATURE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND INCLUDE, AMONG OTHER THINGS,
(1) SIGNIFICANT INCREASES IN COMPETITIVE PRESSURE IN THE BANKING INDUSTRY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT RESULTING IN REDUCED MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) FLUCTUATIONS IN THE REAL ESTATE MARKET; (6) CHANGES IN BUSINESS CONDITIONS AND INFLATION; AND (7) CHANGES IN SECURITIES MARKETS. THEREFORE, THE INFORMATION SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY.

OVERVIEW:

         Central Valley Community Bancorp (OTC: CVCY) (the "Company") reported higher earnings in 2000 than in any of the past five years. The Company had net income of $1,748,000 for the 2000 fiscal year compared to $718,000 for the 1999 fiscal year. The primary contributors to net income during 2000 were a $1,304,000 increase in net interest income, a $532,000 increase in non-interest income, and a $1,220,000 decrease in the provision for credit losses, all of which were partially offset by a $1,303,000 increase in non-interest expense and a $696,000 increase in tax expense.

         Average earning assets for 2000 were $157,244,000 compared to $141,258,000 for 1999. Major contributors to the increase in average earning assets were the $10,929,000 increase in average deposits and the $2,441,000 decrease in average non-accrual loans which provided the liquidity for the $8,734,000 increase in average loans and the $4,811,000 increase in total average investments.

         The Company's net interest margin increased 25 basis points to 5.92% for 2000 compared to 5.67% for 1999. The increase can be attributed to higher yields on loans and investment securities, which were partially offset by higher rates on interest bearing deposits. Total average loans (excluding non-accrual loans) yielded 10.63% during 2000 compared to 10.58% for 1999. Average investments (including interest bearing deposits with other banks and Federal funds sold) yielded 6.32% during 2000 compared to 5.32% in 1999.

         The Company's emphasis in 2000 was to increase loan and deposit volumes without compromising the improvement in loan quality achieved in 1999, and the Company was successful in both areas. In addition to increasing earnings from earning assets, the Company also undertook several substantial projects during 2000. Two new branches were opened and two supermarket branches that had not met expectations were closed, with the costs associated with these projects reflected in occupancy expense. The Company anticipates another branch closing in the first half of 2001. An extensive remodeling of the Company's Clovis Main Branch was also completed in 2000, enhancing the physical location and providing more efficient use of its space. The Company made a substantial investment in technology in 2000 to provide more convenient and efficient banking to its customers, and to enable it to expand its products and services. An entire new telephone system was installed in the main branch, administration office, and real estate office. During 2000, the Company also updated its web site and began offering Internet banking, Internet cash management and bill payment. During the fourth quarter of 2000, the Company began the testing of image statement preparation with plans to offer this service to customers in the first quarter of 2001.

         The Company was also successful in the final disposition of the assets of Clovest, the real estate development subsidiary of the Bank. As discussed under "Discontinued Operations", Note 6 in the "Notes to Consolidated Financial Statements", page 57 in July 1998, the Company announced its decision to discontinue operations of Clovest. The Company had no remaining investment in real estate at December 31, 2000 compared to $502,000 at December 31, 1999.

         Several major management changes occurred during the periods under review. In the first half of 2000, the responsibilities and duties of the former senior credit officer position were restructured to reflect the Company's strategic plan. The position of Chief Credit Officer was created to ensure continued credit quality, accurate loan grading, and to focus on streamlining loan processing and documentation. The position of Manager, Commercial and Business Banking was created to focus on business development and customer retention. In the first half of 1999, the position of Manager, Retail and Consumer Banking was created with job responsibilities which include focusing the Company on customer retention and a needs-based sales environment.

         The many mergers and acquisitions which occurred in 1999 resulted in numerous opportunities to bring new business and experienced personnel to the Company. One of the first responsibilities of the new Manager, Commercial and Business Banking was to establish a branch office in the Northeast section of Fresno in the first quarter of 2000, and to focus on opportunities in that area. Additionally, a new branch in an established upscale shopping center in Northwest Fresno was opened in the second quarter of 2000. Both facilities have provided the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expected that these new offices would initially have a negative impact on earnings until the volume of business grew to cover fixed overhead expenses.

         The Company's market focus for loans continues to concentrate on small to medium commercial business. These loans offer diversification as to industries and types of business, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating interest rate loans and obtains collateral in the form of real estate, deposit accounts, and accounts receivable, but looks to business cash flow as its primary source of repayment. No one borrower had aggregate credit commitments exceeding 5.39% of the loan portfolio at December 31, 2000.

         As of December 31, 2000, in management's judgment, a concentration of loans existed in commercial loans and real estate-related loans. At that date, commercial and real estate-related loans represented 42.8% and 48.2% of total loans, respectively. These same concentrations existed as of December 31, 1999 with commercial and real estate-related loans representing 49.9% and 41.5% of total loans, respectively.

         Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company's primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

         Average assets during 2000 were $179,240,000 compared to $165,926,000 for 1999, an increase of $13,314,000, or 8.0%. Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following table.


----------------------------------- --------------------- ---------------------
                                     For the Year Ended    For the Year Ended
                                     December 31, 2000     December 31, 1999
----------------------------------- --------------------- ---------------------
ROA                                                0.98%                 0.43%
----------------------------------- --------------------- ---------------------
ROE                                               10.48%                 4.63%
----------------------------------- --------------------- ---------------------


RESULTS OF OPERATIONS

         Net income for 2000 was $1,748,000 compared to $718,000 in 1999, a $1,030,000 increase. The increase in net income in 2000 resulted from an increase in net interest income, non-interest income, and a decrease in the credit loss provision, which were partially offset by an increase in non-interest expense.

         Net interest income is the Company's primary source of revenue. Net interest income is the difference between the interest income received on interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is primarily affected by two factors, the volume and mix of interest-earning assets and interest-bearing liabilities and the interest rates earned on those assets and paid on the liabilities.

         Interest income from loans and fees increased 15.8%, or $1,222,000, for 2000 as average total loan volumes (including non-accrual loans) increased 11.3%, or $8,734,000, for 2000 to $85,968,000 compared to $77,234,000 for 1999.
Loan demand in the Central Valley has become highly competitive in both rates and fees with major banks as well as other community banks vying for loan demand. The Company's loan to deposit ratio at December 31, 2000 was 53.1% compared to 54.5% at December 31, 1999. While the loan portfolio increased 18.2%, total deposits also increased 23.0%, which lessened the impact of loan growth on the loan to deposit ratio.

         The Company concentrates its lending activities mainly in small to medium business related lending, both commercial and real estate, but offers consumer and agricultural lending as well. The increase in average loan volume can also be attributed to the Company's efforts in 1999 to refine the lending process and improve the quality of the loan portfolio, which allowed the focus in 2000 to be on business development and customer retention.

         Significant progress was achieved in the area of Small Business Administration (SBA) lending in 2000 with average SBA loan volumes increasing to $7,250,000 for 2000 compared to $2,987,000 for 1999, a 142.7% increase. The
Company has been active in the SBA market since its inception and in 1998 established a distinct SBA Lending Department. The Company received its Preferred Lender Program status and SBA Express status from SBA during the first half of 2000. Both programs have enhanced the Company's ability to service the needs of the SBA borrower promptly. The Company also received notification from the Fresno Certified Development Corporation (FCDC) in September 2000 that the Company was the number one producer of SBA 504 loans in the Fresno area. The FCDC serves Fresno, Madera, and Kings Counties. SBA 504 loans are economic development commercial real estate loans. During the construction phase the Company retains 100% of the repayment risk of the loan; however, upon completion of construction, the SBA pays the loan down to a 50% loan to value level. These loans provide funding for businesses that would generally not qualify under conventional lending standards and the Company's loan policies.

         A significant portion of the Company's loan portfolio utilizes prime rate as a reference point in pricing its loans. The West Coast prime rate averaged 9.20% in 2000 and 8.00% in 1999 which can be compared to the average effective yields on the Company's loans (excluding non-accrual loans) of 10.63% in 2000, and 10.58% in 1999. As stated above, the competitive market in the Company's market area heavily influences the ability to set rates and fees for loans.

         Average non-accrual loans for 2000 were $1,819,000 compared to $4,260,000 for 1999. At December 31, 2000, the Company had $205,000 in
non-accrual loans compared to $3,618,000 at December 31, 1999. One commercial credit represented a significant portion of the non-accrual loans in 2000 compared to two real estate commercial borrowing relationships which represented 90.4% of the total non-accrual loans at December 31, 1999. The ratio of non-accrual loans to total loans improved significantly, declining to 0.2% at December 31, 2000 compared to 4.5% at December 31, 1999.

          The designation of a loan as non-accrual for financial reporting purposes does not relieve the borrower of its obligation to pay interest. Accordingly, the Company may ultimately recover all or a portion of the interest due on these non-accrual loans. A non-accrual loan returns to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured.

         The investment policy of the Company is established by the Board of Directors and implemented by the Bank Board's Asset/Liability Committee. It is designed primarily to provide and maintain liquidity, to enable the Company to meet its pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Company's lending activities.

         Investments typically have yields lower than loans. Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks increased 27.1% in 2000 compared to 1999. Average investment securities and interest-bearing deposits in other banks increased 3.4% or $2,112,000 to $63,604,000 for 2000 compared to $61,492,000 for 1999. Average
Federal funds sold also increased $2,699,000 in the periods under review. The increase in the volume of the investment portfolio represents the difference between the $10,929,000 increase in average deposit volume, the $8,734,000 increase in average loan volume, and the $2,441,000 decrease in average non-accrual loans. The reduction in non-accrual loans enabled the Company to invest the funds in performing loans or other investments. The effective yield on the investment portfolio and other interest bearing deposits for 2000 was 6.31% compared to 5.38% in 1999. The effective yield on Federal funds sold averaged 6.34% in 2000 compared to 4.81% in 1999. This increase in yield reflects the increase in the Federal funds rate from a low of 4.75% in 1999 to 6.50% at the end of 2000.

         In an effort to increase yields without accepting unreasonable risk, a significant portion of the new investment purchases has been in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs). These securities typically provide a higher yield than U.S. Treasuries, government agencies, and municipal investments. The Company held $39,941,000 or 54.5% of the total investment portfolio in MBS and CMOs with an average weighted yield of 7.48% at December 31, 2000 compared to $37,138,000, or 68.1%, of the total investment portfolio with an average weighted yield of 7.50% at December 31, 1999. In comparison, the Company held $14,276,000 in agency securities with an average weighted yield of 5.99% at December 31, 2000 compared to $4,990,000 in agency securities with an average weighted yield of 5.60% at December 31, 1999.

         Management's review of investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to evaluate whether investments are consistent with the Company's investment policy. The policy addresses issues of average life, duration, prohibited investments, and prohibited practices. The Company recognizes the interest rate risks and prepayment risks associated with MBS and CMOs. In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten. Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend. The Company has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio. At December 31, 2000, the Company's market risk was moderately higher in an increasing rate environment versus a declining rate environment. With an immediate rate increase of 200 basis points, the estimated decrease in the market value of the Company's investment portfolio would be $5,187,000. Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company's investment portfolio would be $4,189,000. While an immediate shock of 200 basis points is highly unlikely, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements.

         The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits consist of savings, demand deposits, and certificate of deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition. The Company's deposits are obtained primarily from the geographic area in which its offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Company does not use brokered deposits, and based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.

         Interest expense in 2000 was $4,247,000 compared to $3,344,000 in 1999. This $903,000, or 27.0%, increase can be attributed to higher interest rates and an increased volume of interest-bearing deposits in 2000 compared to 1999. Average interest-bearing deposits for 2000 were $119,703,000 compared to $112,643,000 for 1999, a 6.3%, or $7,060,000 increase. Total average deposits increased 7.4% in the periods under review. Significant contributors to the deposit volume increase were the two new branches the Company opened in 2000, as mentioned above.

         Other interest expense increased $79,000 in the periods under review mainly due to borrowings from the Federal Home Loan Bank ("FHLB"). During the first quarter of 2000 the Company anticipated a need for liquidity and borrowed $5,000,000 from the FHLB. The advances, which had an average rate of 6.13%, had maturities that were staggered throughout the second and third quarters of 2000. All advances were paid in full by August 2000 and the Company had no outstanding balances at December 31, 2000.

         Net interest income before provision for credit losses at December 31, 2000 was $9,313,000 compared to $8,009,000 at December 31, 1999, an increase of $1,304,000, or 16.3%. The increase in net interest income can be mainly attributed to the increase in interest income.

         The Company provides for possible credit losses by a charge to operating income based upon the composition of the loan portfolio, past levels of delinquencies, losses and non-performing assets, economic and environmental conditions and other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning asset is not warranted.

         The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools. Management has established initial responsibility for the accuracy of credit risk grades with the individual credit officer. The grading is then submitted to the Chief Credit Officer (CCO) who reviews the grades for accuracy. The risk grading and reserve allocation is analyzed periodically by a third party credit reviewer and by various regulatory agencies.

          The CCO sets the specific reserve for all adversely risk-graded credits monthly. This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves. Reserves are also allocated to all credits that are not adversely graded. Use of historical loss experience within the portfolio along with peer bank loss experience determines the level of reserves held.

         The allowance for credit losses is reviewed at least quarterly by the Board's Audit Committee and by the Board of Directors. Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors. The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure. Although the allowance for credit losses is allocated to various portfolio segments, it is general in nature and available for the loan portfolio in its entirety. Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or the Company's own internal review process. Additions are also required when, in management's judgment, the reserve does not properly reflect the portfolio's potential loss exposure.

          Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate the Company's potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. The provision for credit losses was $50,000 in 2000 compared to $1,270,000 in 1999. As stated above, the Company held $3,618,000 in non-accrual loans at December 31, 1999 which was reflected in the 1999 provision for credit losses

         The ratio of net credit losses to average total loans outstanding was 0.28% in 2000 compared to 2.57% in 1999. Net charge-offs for 2000 were $240,000 compared to $1,983,000 for 1999. The charge-offs in 2000 of $1,143,000 primarily related to two major commercial loans and were partially offset by recoveries of $903,000 mainly from a previously charged-off agricultural relationship. In 1999, charge-offs of $2,533,000 occurred of which $2,406,000 were primarily related to four commercial credit relationships. Offsetting these 1999 charge-offs were $550,000 in recoveries. The Company had no restructured loans or accruing loans past due 90 days or more at December 31, 2000. For information regarding impaired loans, refer to Notes 1 and 3, in the "Notes to Consolidated Financial Statements" at pages 47 and 53.

         The allowance for credit losses was $2,047,000, or 2.13% of total loans, at December 31, 2000 compared to $2,236,000, or 2.74% of total loans, at December 31, 1999. Based on information currently available, management believes that the allowance for credit losses is adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

         Net interest income after the provision for credit losses increased $2,524,000, or 37.5%, in 2000 to $9,263,000 from $6,739,000 in 1999.

         Non-interest income increased $531,000, or 17.7%, to $3,528,000 in 2000 from $2,997,000 in 1999. Non-interest income includes fees, charges and other income, as well as any gain or loss on securities transactions. Increases in 2000 reflect increases in service charges, rentals from equipment leased to others, and other non-interest income, which were partially offset by decreases in loan placement fees.

         Service charge income increased $85,000, or 8.4%, in 2000 compared to 1999. Deposit account growth reflected in the increase in average deposit volumes contributed to the increase.

         Rentals from equipment leased to others increased $271,000, or 21.3%, in the periods under review. Offsetting this increase in income is the related increase in depreciation on equipment leased to others reflected in non-interest expenses. Average equipment leased to others increased $418,000, or 15.5%, to $3,113,000 for 2000 from $2,695,000 for 1999. See Note 4, in the "Notes to
Consolidated Financial Statements", page 54 for details.

         The Company earns loan placement fees from the brokerage of single-family residential mortgage loans. Loan placement fees decreased $65,000, or 30.2%, to $150,000 for 2000 compared to $215,000 for 1999. Increased interest rates during the fourth quarter may have affected purchases and refinancing in the single-family residential market. In addition, opportunities for refinancing were more difficult in 2000 for new homeowners as the rate environment for the past year was relatively low. Average 30 year mortgage rates in December 2000 were in the 6.75% range compared to approximately 7.90% in December 1999. If this interest rate decline continues in 2001, refinance and purchase opportunities may be created.

         No losses on sales of investment securities were taken in 2000 compared to losses of $48,000 for 1999. The majority of the loss in 1999 reflected the replacement of lower yielding investments with higher yielding investments which resulted in an immediate loss at the time of sale.

         Other non-interest income increased $194,000, or 35.7%, to $737,000 in 2000 compared to $543,000 in 1999. The majority of the increase was the result of new fees and charges implemented in late 1999 and on which income was realized in 2000. The increase is also partially due to increases in the cash surrender value of life insurance policies held in connection with the Company's deferred compensation and salary continuation plans. Refer to "Employee Benefits", Note 15 in the "Notes to the Consolidated Financial Statements", page 70.

         Non-interest expense for 2000 increased by $1,303,000, or 14.8% compared to 1999. The major components of the increase were salaries, depreciation on equipment leased to others and occupancy expenses, partially offset by a decrease in other non-interest expense.

         Salary expense increased $847,000, or 22.0%, in 2000 to $4,700,000 compared to $3,853,000 in 1999. The increase can be mainly attributed to the increases in expenses related to additional personnel, and incentive and profit sharing expenses in 2000. The Company had ninety-nine (99) full-time equivalent employees at December 31, 2000 compared to ninety-two (92) at December 31, 1999, a 7.6% increase. Incentives and profit sharing expenses for 2000 were $470,000 compared to $225,000 in 1999. As discussed above, the many mergers and acquisitions of the past few years and the needs associated with staffing the new branches have offered the Company numerous opportunities to obtain experienced and knowledgeable business bankers within the community. Although these additional people increase the Company's salary expenses, in the long term these additions are in line with the Company's overall strategic plan for growth and development and should have a positive impact on profitability.

         Occupancy and equipment expense increased $201,000, or 31.4% in the periods under review. As stated above, this increase reflects the fact that the Company opened two new branches, closed two supermarket branches, and remodeled the Clovis branch in 2000. Additional costs are also associated with the addition of Internet banking and the new telephone system.

          Depreciation and the provision for losses on equipment leased to others increased $364,000, or 33.7%, in 2000, which was partially offset by an increase in rental income from equipment leased to others included in non-interest income. Due to the increased volume of leases, the Company elected to increase the allowance for residual losses from equipment leased to others by $65,000 in 2000 which accounts for a portion of the increased expense. No provisions were added in 1999.

         Other expense decreased $107,000, or 3.3%, to $3,130,000 in 2000 from $3,237,000 in 1999. Major components of the decrease were advertising expenses, provision for other real estate losses and related expenses, regulatory assessments, and consulting fees. The reduction of other real estate owned accounts for the decrease in the provision for other real estate losses while the Company's positive regulatory compliance status contributed to the decrease in regulatory assessments and consulting fees. Offsetting these decreases were increases to data processing, legal, and audit and accounting fees. The increase in audit and accounting fees can be attributed to contracted services for the facilitation of strategic planning meetings and additional required examinations related to the Company's Information Systems and interest rate risk areas. Refer to Note 14, in the "Notes to Consolidated Financial Statements" at page 69 for detail.

         The Company's efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio at December 31, 2000 was 78.76% compared to 80.06% at December 31, 1999.

This means that for every dollar of income generated, the cost of that income was 79 cents for the year ended December 31, 2000 and 80 cents for the year ended December 31, 1999. The lower the ratio the more efficient the Company's operations. While reducing operating expenses can lower the ratio, the Company's low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio.

         Income tax expense was $904,000 for 2000 compared to $208,000 for 1999. Income from continuing operations after income taxes was $1,773,000 for 2000 compared to $717,000 for 1999.

         Loss from discontinued operations net of income taxes in 2000 was $25,000 compared to income in 1999 of $1,000. Clovest has been successful in the dissolution of the majority of its partnerships and LLCs. See "Discontinued Operations", Note 6, in the "Notes to Consolidated Financial Statements", at page 56.

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. Management actively monitors and manages this interest rate risk exposure.

         Fluctuations in market interest rates expose the Company to potential gains and losses. The primary objective of asset/liability management is to manage the balance between rate sensitive assets and rate sensitive liabilities being repriced in any given period in order to maximize net interest income during periods of fluctuating interest rates.

         Rate sensitive assets are those which contain a provision to adjust the interest rate periodically (for example, a loan in which prime rate determines the basis of the rate charged on outstanding balances). Those assets include certain commercial, real estate mortgage and construction loans and certain investment securities, Federal funds sold and time deposits in other financial institutions. Rate sensitive liabilities are those which provide for periodic changes in interest rate and include interest bearing transaction accounts, money market accounts and time certificates of deposit. Analysis has shown that because of time and volume influences, the repricing of assets and liabilities is not tied directly to the timing of changes in market interest rates. If repricing assets exceed repricing liabilities in a time period, the Company would be considered "asset sensitive" and have a "positive gap". Conversely, if repricing liabilities exceed repricing assets in a time period, the Company would be considered "liability sensitive" and have a "negative gap."

         Managing interest rate risk is important to the Company as its net interest margin can be affected by the repricing of assets and liabilities. Management uses several different tools to monitor its interest rate risk, including gap analysis. Additionally, the Company utilizes an asset/liability model program which provides a detailed quarterly analysis of the Company's financial reports, to include a ratio analysis of liquidity, equity, strategic free capital, volatile liability coverage, and maturity of the investment portfolio. In addition, a trend analysis is generated which provides a projection of the Company's asset and liability sensitivity position over a one-year period. Exposure to interest rate changes is calculated within the program to ascertain interest rate risk in actual dollar exposure resulting from incremental changes in market interest rates. The incremental changes are generally referred to as "shocks". These "shocks" measure the effect of sudden and significant rate changes on the Company's net interest income. Assets may not reprice in the same way as liabilities and adjustments are made to the model reflect these differences. For example, the time between when the Company changes its rate on deposits may lag behind the time the Company changes the rate it charges on loans. Additionally, the interest rate change may not be in the same proportion for assets and liabilities. Interest rates on deposits may not decrease in the same proportion as a decrease in interest rates charged on loans. Conversely, interest rates on deposits may not be increased in the same proportion as rates charged on loans.

         The following table sets forth the distribution of repricing opportunities of interest-earning assets and interest-bearing liabilities, the interest rate sensitivity "gap" (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total interest-earning assets as of December 31, 2000. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant. The table should, therefore, be used only as a guide as to the possible affect changes in interest rates might have on the net interest margin of the Company.

         Additionally, the table reflects the actual maturities of MBS and CMO securities, which are inconsistent with the average life of the securities due to prepayments and normal paydowns. The inherent weakness in gap analysis is that it does not consider the cash flow generated by MBS and CMO security investments throughout the holding of the security and assumes that the total amount of the security will mature at the stated maturity date. As stated previously, MBS and CMOs totaled $39,941,000 at December 31, 2000, with a market value of $40,493,000. The average life table below reflects the expected average life of the MBS and CMO portfolio based on current paydown levels.


                (In thousands)                                     More Than Three
            As of December 31, 2000                                   Months But          More Than
                                                  Next Day to         Less Than          One Year But
                                                     Three             Twelve              Less Than          After Five
                                                    Months             Months              Five Years           Years       Totals
====================================================================================================================================
 Assets:
  Federal funds sold                             $        4,528    $             -0-     $          -0-    $      -0-    $   4,528
  Taxable investment securities                           2,874                3,500             15,808        41,534       63,716
  Non-taxable investment securities                         300                  155                165         8,906        9,526
  Loans                                                  63,692                5,675             20,705         6,213       96,285
                                                 --------------    -----------------     --------------    ---------     ---------
       TOTAL INTEREST-EARNING ASSETS                     71,394                9,330             36,678        56,653      174,055
Liabilities:
   NOW, MDA, savings                                     80,776                  -0-                -0-           -0-       80,776
   Time certificates of deposit                          25,651               25,844              2,492           -0-       53,987
       Total interest-bearing deposits                  106,427               25,844              2,492           -0-      134,763
   Other borrowings                                           0                   36                -0-           -0-           36
                                                 --------------    -----------------     --------------    ---------     ---------
       TOTAL INTEREST-BEARING
          LIABILITIES                                   106,427               25,880              2,492           -0-      134,799
                                                 --------------    -----------------     --------------    ---------     ---------

Net (interest-bearing liabilities)
   interest-earning assets                       $      (35,033)   $         (16,550)    $       34,186    $  56,654     $  39,256
                                                 ==============    =================     ==============    =========     =========

Cumulative net (interest-bearing liabilities)
   interest-earning assets ("GAP")               $      (35,033)   $         (51,583)    $      (17,397)   $  39,256
                                                 ==============    =================     ==============    =========

Cumulative ("GAP") as a percentage of
   total interest-earning assets                         (20.13%)             (29.64%)           (10.00%)      22.55%
                                                 ==============    =================     ==============    =========



SCHEDULE OF AVERAGE LIFE OF MSB AND CMOS AT DECEMBER 31, 2000. *
------------------------------------------------------------------------------------------------------------
                                                  More Than Three
                                                     Months But     More Than
                                     Next Day        Less Than    One Year But
(In thousands)                       to Three         Twelve        Less Than      After Five  Total MBS and
                                      Months          Months        Five Years       Years          CMOs
                                   ------------  ---------------- -------------    ----------  -------------
*Stated at Book Value              $        -0-   $    1,034      $   26,865       $   12,042  $      39,941
                                   ------------   --------------- -------------    ----------  -------------
--------------------------------------------------------------------------------


The table indicates that the Company is liability sensitive in the next day through less than 5 years period and becomes asset sensitive in the more than five years period.

         The following table sets forth the distribution of the expected maturities of interest-earning assets and interest-bearing liabilities as of December 31, 2000 as well as the fair value of these instruments. Expected maturities are based on contractual agreements. Savings accounts and interest-bearing transaction accounts, which have no stated maturity, are included in the 2001 maturity category.


(In thousands)                           2001     2002      2003      2004      2005    Thereafter    Total     Fair Value
                                      --------- --------  --------  --------  -------- ------------ ---------- ------------
Federal funds sold                    $  4,528                                                      $   4,528  $     4,528
   Weighted average rate                 6.34%                                                          6.34%
Investment securities (1)                6,829  $  2,973  $  3,834  $  2,838  $ 5,367  $    51,401     73,242       74,561
   Weighted average rate                 5.76%     6.07%     6.31%     6.50%    6.64%        6.97%      6.80%
Fixed rate loans                         5,536     1,278     3,043     3,159    2,475       14,072     29,563       29,451
   Weighted average rate                10.38%    10.77%     9.53%     9.41%   10.00%        8.84%      9.45%
Variable rate loans (2)                 31,258     1,909     1,067       676    3,582       28,230     66,722       66,722
   Weighted average rate                10.66%    10.58%    11.83%    11.31%   10.16%        9.88%     10.32%
                                      --------  --------  --------  --------  -------  -----------  ---------  -----------
Total interest-bearing
   Assets                             $ 48,151  $  6,160  $  7,944  $  6,673  $11,424  $    93,703  $ 174,055  $   175,262
                                      ========  ========  ========  ========  =======  ===========  =========  ===========


Savings deposits (3)                  $ 80,776                                                      $  80,776  $    80,776
   Weighted average rate                 1.80%                                                          1.80%
Time deposits                           49,387  $  4,189  $  411                                       53,987       54,014
   Weighted average rate                 5.67%     5.67%   6.01%                                        5.68%
Notes Payable                               36                                                             36           36
    Weighted average rate                5.65%                                                          5.65%
                                      --------  --------  --------  --------  -------  -----------  ---------  -----------
Total interest-bearing                $130,199  $  4,189  $  411                                    $ 134,799  $   134,826
    Liabilities                       ========  ========  ======                                    =========  ===========


(1) Interest rates on tax-exempt obligations have not been adjusted to reflect the related tax benefit in calculating the weighted average yield.
(2)  Of the total variable rate loans, 84.7% reprices in one year or less.
(3)  Savings deposits include interest-bearing transaction accounts.

TERMINATION OF REGULATORY ORDERS

         During 1998, the Bank was subject to regulatory orders issued by the FDIC and DFI that addressed certain matters that arose out of a joint examination of the Bank. The orders were terminated during the first quarter of 1999 after less than one year and were replaced by a Board Resolution adopted by the Board of Directors. The Board Resolution was rescinded February 16, 2000.

LIQUIDITY MANAGEMENT

         The object of liquidity management is to maintain cashflow adequate to fund the Company's operations and to meet obligations and other commitments on a timely and cost effective basis. In assessing liquidity, historical information such as seasonal demand, local economic cycles, and the economy in general are considered, along with current ratios, management goals, and unique characteristics of the Company. Management accomplishes this objective through the selection of asset and liability maturity mixes that it believes will meet the Company's needs.

         Liquidity is provided by the Company's core deposit base, shareholders' equity, and reductions in assets which can be immediately converted to cash at minimal cost. Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities, averaged $69,591,000 for 2000, or 38.8% of average assets compared to $61,465,000 for 1999, or 37.0% of average assets. The ratio of average liquid assets to average demand deposits was 178.1% for 2000 compared to 174.6% for 1999. Changes in loan and deposit volumes also affected the Company's liquidity ratios. The Company's loan to deposit ratio at December 31, 2000 was 53.2% compared to 54.5% at December 31, 1999.

         The Company adopted SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, early and used the opportunity to re-classify its held to maturity investment portfolio into available for sale. On April 1, 1999, the Company transferred all held to maturity securities to its available for sale classification. For information regarding the transfer of held to maturity securities, refer to Notes 1 and 2 in the "Notes to Consolidated Financial Statements", pages 51 and 56.

         Unpledged investment securities may also provide liquidity. At December 31, 2000, $57,675,000 in unpledged securities were available as collateral for borrowing. Additionally, maturing loans provide liquidity. At December 31, 2000, approximately $8,000,000 in loans was scheduled to mature within the next ninety days.

         The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $2,900,000 and $4,900,000 at December 31, 2000 and 1999, respectively, at interest rates which vary with market conditions. The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2000 and 1999 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,520,000 and $10,305,000 and market values totaling $4,535,000 and $10,043,000, respectively. In addition, the Bank had a credit line with the Federal Home Loan Bank at December 31, 2000 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $5,788,000 and market values totaling $5,773,000. The amount of the credit line varies according to the Bank's investment and loan portfolio make-up. At December 31, 2000, and 1999, the Bank had no outstanding balances on these credit lines.

         CERTAIN MATTERS DISCUSSED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARDED-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY AND THE BANK.


ITEM 7 -          FINANCIAL STATEMENTS.

------------------------------------------------------------------------------- --------
Contents                                                                        Page No.
------------------------------------------------------------------------------- --------
INDEPENDENT AUDITOR'S REPORT                                                    39
------------------------------------------------------------------------------- --------

CONSOLIDATED BALANCE SHEET                                                      40
------------------------------------------------------------------------------- --------

CONSOLIDATED STATEMENT OF OPERATIONS                                            41-42
------------------------------------------------------------------------------- --------

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY                       43-44
------------------------------------------------------------------------------- --------

CONSOLIDATED STATEMENT OF CASH FLOWS                                            45-46
------------------------------------------------------------------------------- --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      47-77
------------------------------------------------------------------------------- --------


                           INEPENDENT AUDITOR'S REPORT



The Shareholders
   and Board of Directors
Central Valley Community Bancorp
   and Subsidiary

         We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.






                                                   Perry-Smith LLP

January 19, 2001,
     except for Note 20, as to which
     the date is February 21, 2001

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2000 AND 1999


                                                                                 2000               1999
                                                                            ---------------   ----------------
                             ASSETS

Cash and due from banks                                                     $    18,548,547   $     14,087,796
Federal funds sold                                                                4,528,000          8,921,000
Available-for-sale investment securities (Note 2)                                74,561,327         54,170,377
Loans, less allowance for credit losses of $2,046,576 in
   2000 and $2,236,342 in 1999 (Notes 3, 13 and 16)                              93,972,692         79,017,405
Equipment leased to others, net (Note 4)                                          2,625,994          2,437,118
Bank premises and equipment, net (Notes 5 and 13)                                 1,879,335          1,507,638
Investments in real estate, net of a valuation allowance of
   $35,930 in 2000 and $938,757 in 1999 (Note 6)                                                       502,321
Accrued interest receivable and other assets
   (Notes 7, 8, 11 and 15)                                                        6,051,036          6,359,300
                                                                            ---------------   ----------------

                                                                            $   202,166,931   $    167,002,955
                                                                            ===============   ================

                         LIABILITIES AND
                      SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                                     $    46,189,297   $     34,965,565
   Interest bearing (Note 9)                                                    134,762,966        114,181,818
                                                                            ---------------   ----------------

         Total deposits                                                         180,952,263        149,147,383

Notes payable (Notes 4 and 10)                                                       35,913            250,366
Accrued interest payable and other liabilities (Note 15)                          2,508,078          1,789,694
                                                                            ---------------   ----------------

         Total liabilities                                                      183,496,254        151,187,443
                                                                            ---------------   ----------------

Commitments and contingencies (Note 12)

Shareholders' equity (Note 13):
   Preferred stock, no par value; 10,000,000 shares
     authorized, no shares issued or outstanding                                          -                  -
   Common stock, no par value; 20,000,000 and 2,812,500
     shares authorized in 2000 and 1999, respectively,
     1,303,459 shares issued and outstanding in 2000 and
     1999                                                                         6,465,236          6,465,236
   Retained earnings                                                             11,354,441          9,737,276
   Accumulated other comprehensive income (loss)
     (Notes 2 and 17)                                                               851,000           (387,000)
                                                                            ---------------   ----------------

         Total shareholders' equity                                              18,670,677         15,815,512
                                                                            ---------------   ----------------

         Total liabilities and shareholders' equity                         $   202,166,931   $    167,002,955
                                                                            ===============   ================


                     The accompanying notes are an integral
                       part of these financial statements.

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                2000            1999           1998
                                            ------------    ------------   ------------
Interest income:
   Interest and fees on loans               $  8,942,082    $  7,719,899   $  8,671,527
   Interest on Federal funds sold                601,695         327,409        530,348
   Interest and dividends on investment
     securities:
       Taxable                                 3,530,964       2,839,828      2,253,138
       Exempt from Federal income
         taxes                                   485,161         466,222        457,113
                                            ------------    ------------   ------------

           Total interest income              13,559,902      11,353,358     11,912,126
                                            ------------    ------------   ------------

Interest expense:
   Interest on deposits (Note 9)               4,119,858       3,296,176      3,976,883
   Other (Note 10)                               127,218          48,217         79,556
                                            ------------    ------------   ------------

           Total interest expense              4,247,076       3,344,393      4,056,439
                                            ------------    ------------   ------------

           Net interest income before
              provision for credit losses      9,312,826       8,008,965      7,855,687

Provision for credit losses (Note 3)              50,000       1,270,000      1,721,566
                                            ------------    ------------   ------------

           Net interest income after
              provision for credit losses      9,262,826       6,738,965      6,134,121
                                            ------------    ------------   ------------

Non-interest income:
   Service charges                             1,097,419       1,012,076        932,936
   Rentals from equipment leased
     to others (Note 4)                        1,544,488       1,273,629      1,057,349
   Loan placement fees                           149,600         215,306        259,578
   Net realized losses on sales of
     investment securities (Note 2)                              (47,629)
   Other income                                  736,768         543,269        426,991
                                            ------------    ------------   ------------
           Total non-interest income           3,528,275       2,996,651      2,676,854
                                            ------------    ------------   ------------


                                   (Continued)

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                  2000            1999           1998
                                                              ------------    ------------   ------------
Non-interest expenses:
   Salaries and employee benefits
     (Notes 3 and 15)                                         $  4,699,781    $  3,853,412   $  3,727,856
   Occupancy and equipment (Notes 5
     and 12)                                                       841,140         640,091        621,002
   Depreciation and provision for losses
     on equipment leased to others (Note 4)                      1,443,797       1,080,410        914,620
   Other expenses (Note 14)                                      3,129,541       3,237,204      3,486,749
                                                              ------------    ------------   ------------

           Total non-interest expenses                          10,114,259       8,811,117      8,750,227
                                                              ------------    ------------   ------------

           Income from continuing oper-
              ations before income taxes                         2,676,842         924,499         60,748

Income tax expense (benefit) (Note 11)                             904,100         207,700       (149,000)
                                                              ------------    ------------   ------------

           Net income from continuing
              operations                                         1,772,742         716,799        209,748
                                                              ------------    ------------   ------------

Discontinued operations (Note 6):
   (Loss) gain from operations of Clovest
     less applicable income tax (benefit)
     expense of $(16,800), $800 and
     $(422,000) for the years ended
     December 31, 2000 1999 and 1998,
     respectively                                                  (25,231)          1,194       (601,967)
                                                              ------------    ------------   ------------


           Net income (loss)                                  $  1,747,511    $    717,993   $   (392,219)
                                                              ============    ============   ============

Basic earnings per share from
   continuing operations (Note 13)                            $       1.36    $        .56   $        .17
                                                              ============    ============   ============

Diluted earnings per share from
   continuing operations (Note 13)                            $       1.35    $        .55   $        .16
                                                              ============    ============   ============

Basic earnings (loss) per share (Note 13)                     $       1.34    $        .56   $       (.31)
                                                              ============    ============   ============

Diluted earnings (loss) per share (Note 13)                   $       1.33    $        .55   $       (.30)
                                                              ============    ============   ============


               The accompanying notes are an integralpart of these
                             financial statements.

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                                                     ACCUMULATED
                                                                         COMMON STOCK                                  OTHER
                                                                 ---------------------------       RETAINED         COMPREHENSIVE
                                                                   SHARES         AMOUNT           EARNINGS         INCOME (LOSS)
                                                                 ---------      ------------    --------------      -------------
Balance, January 1, 1998                                         1,113,150      $  3,246,548    $   11,759,456      $     189,600

Comprehensive loss (Note 17):
   Net loss                                                                                           (392,219)
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-sale investment
         securities                                                                                                      (296,100)


           Total comprehensive loss


Stock options exercised and related tax benefit                     55,917           667,250
                                                                 ---------      ------------    --------------      -------------

Balance, December 31, 1998                                       1,169,067         3,913,798        11,367,237           (106,500)

Comprehensive income (Note 17):
Net income                                                                                             717,993
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-sale investment
         securities                                                                                                      (280,500)

           Total comprehensive income

Common stock dividend - 10%                                        117,217         2,344,340        (2,344,340)
Common stock dividend - fractional shares                                                               (3,614)
Stock options exercised and related tax benefit                     17,175           207,098
                                                                 ---------      ------------    --------------      -------------

Balance, December 31, 1999                                       1,303,459         6,465,236         9,737,276           (387,000)
                                                                 ---------      ------------    --------------      -------------




                                                                       SHAREHOLDERS'       COMPREHENSIVE
                                                                          EQUITY           (LOSS) INCOME
                                                                       ------------       ---------------
Balance, January 1, 1998                                               $ 15,195,604

Comprehensive loss (Note 17):
   Net loss                                                                (392,219)      $  (392,219)
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-sale investment
         securities                                                        (296,100)         (296,100)
                                                                                          ---------------

           Total comprehensive loss                                                       $  (688,319)
                                                                                          ===============

Stock options exercised and related tax benefit                             667,250
                                                                       ------------

Balance, December 31, 1998                                               15,174,535

Comprehensive income (Note 17):
Net income                                                                  717,993       $   717,993
   Other comprehensive loss, net of tax:
       Unrealized losses on available-for-sale investment
         securities                                                        (280,500)         (280,500)
                                                                                          ---------------
           Total comprehensive income                                                     $   437,493
                                                                                          ===============
Common stock dividend - 10%
Common stock dividend - fractional shares                                    (3,614)
Stock options exercised and related tax benefit                             207,098
                                                                       ------------

Balance, December 31, 1999                                               15,815,512
                                                                       ------------


                                   (Continued)

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                                                     ACCUMULATED
                                                                         COMMON STOCK                                  OTHER
                                                                 ---------------------------       RETAINED         COMPREHENSIVE
                                                                   SHARES         AMOUNT           EARNINGS         INCOME (LOSS)
                                                                 ---------      ------------    --------------      -------------
Balance, December 31, 1999                                       1,303,459      $  6,465,236    $    9,737,276      $    (387,000)

Comprehensive income (Note 17):
Net income                                                                                           1,747,511
   Other comprehensive income, net of tax:
       Unrealized gains on available-for-sale investment
         securities (Note 2)                                                                                            1,238,000


           Total comprehensive income

Cash dividend - $.10 per share                                                                        (130,346)
                                                                 ---------      ------------    --------------      -------------

Balance, December 31, 2000                                       1,303,459      $  6,465,236    $   11,354,441      $     851,000
                                                                 =========      ============    ==============      =============



                                                             SHAREHOLDERS'       COMPREHENSIVE
                                                                EQUITY           (LOSS) INCOME
                                                             ------------       ---------------
Balance, December 31, 1999                                   $ 15,815,512

Comprehensive income (Note 17):
Net income                                                      1,747,511       $ 1,747,511
   Other comprehensive income, net of tax:
       Unrealized gains on available-for-sale investment
         securities (Note 2)                                    1,238,000         1,238,000
                                                                                ---------------

           Total comprehensive income                                           $ 2,985,511
                                                                                ===============
Cash dividend - $.10 per share                                   (130,346)
                                                             ------------

Balance, December 31, 2000                                   $ 18,670,677
                                                             ============



                                                                                    1999
                                                                               ------------
Disclosure of reclassification amount, net of taxes:

   Unrealized holding losses arising during the year                           $    309,077
   Less reclassification adjustment for net losses included in net income            28,577
                                                                               ------------

       Net unrealized losses on available-for-sale investment securities       $    280,500
                                                                               ============



The accompanying notes are an integral part of these financial statements.

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000           1999           1998
                                                           -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $ 1,747,511    $   717,993    $  (392,219)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities from
     continuing operations:
     Net loss (income) from discontinued operations             25,231         (1,194)       601,967
     Provision for credit losses                                50,000      1,270,000      1,721,566
     Allowance for residual losses on equipment
       leased to others                                         64,800
     Provision for losses on other real estate                                 39,126        217,000
     Gain on sale of equipment leased to others                               (43,165)       (22,869)
     Net increase (decrease) in deferred loan fees              15,017       (149,983)       (88,393)
     Depreciation, accretion and amortization, net           1,972,105      2,231,647      1,808,431
     Net realized losses on sales of available-for-sale
       investment securities                                                   47,629
     (Gain) loss on sale of equipment                          (60,458)       (12,309)         4,413
     Gain on sale of other real estate                         (36,197)       (86,473)      (102,483)
     Increase in cash surrender value of life insurance       (113,567)       (71,616)       (71,864)
     Reduction in carrying value of bank premises
       and equipment                                            67,111        161,612        175,500
     Net decrease (increase) in accrued interest
       receivable and other assets                             196,092       (305,064)     1,141,368
     Net increase (decrease) in accrued interest
       payable and other liabilities                           718,384       (125,241)        82,270
     Deferred income tax expense (benefit)                     876,000        645,000     (1,095,000)
                                                           -----------    -----------    -----------

       Net cash provided by operating activities of
         continuing operations                               5,522,029      4,311,962      3,979,687
                                                           -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of available-for-sale investment securities   (28,266,554)   (28,359,004)   (39,509,404)
   Proceeds from sales of available-for-sale investment
     securities                                                            11,773,416
   Proceeds from principal repayments of available-for-
     sale investment securities                              6,447,423     12,706,547      7,706,916
   Proceeds from called and matured available-for-sale
     investment securities                                   3,225,690     12,041,812
   Proceeds from matured held-to-maturity investment
     securities                                                                              155,000
   Net (increase) decrease in loans                        (15,001,104)    (8,794,798)    14,918,119
   Purchases of premises and equipment                        (789,575)      (260,380)      (196,252)
   Proceeds from sale of equipment                              61,385          6,000
   Proceeds from sale of other real estate                      65,145      1,062,611        899,752
   Purchase of equipment leased to others                   (1,632,673)    (1,818,117)      (866,522)
   Proceeds from sale of equipment leased to others                           852,932        176,132
   Deposits on single premium cash surrender value
     life insurance policies                                (1,523,500)
                                                           -----------    -----------    -----------

       Net cash used in investing activities of
         continuing operations                             (37,413,763)      (782,981)   (16,716,259)
                                                           -----------    -----------    -----------


                                   (Continued)

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                 2000            1999            1998
                                                             ------------    ------------    ------------
Cash flows from financing activities:
   Net increase in demand, interest-bearing and
     savings deposits                                        $ 22,848,882    $  3,802,731    $ 11,717,800
   Net increase (decrease) in time deposits                     8,955,998      (6,661,675)     (2,567,275)
   Payments on notes payable for equipment leased to
     others                                                      (214,453)       (761,949)       (468,991)
   Cash paid for dividends                                       (130,346)
   Cash paid for fractional shares                                                 (3,614)
   Proceeds from exercise of stock options                                        143,093         206,232
                                                             ------------    ------------    ------------

       Net cash provided by (used in) financing activities
         of continuing operations                              31,460,081      (3,481,414)      8,887,766
                                                             ------------    ------------    ------------

Cash provided by discontinued operations                          499,404       1,720,114       3,322,219
                                                             ------------    ------------    ------------

       Increase (decrease) in cash and cash equivalents            67,751       1,767,681        (526,587)

Cash and cash equivalents at beginning of year                 23,008,796      21,241,115      21,767,702
                                                             ------------    ------------    ------------

Cash and cash equivalents at end of year                     $ 23,076,547    $ 23,008,796    $ 21,241,115
                                                             ============    ============    ============

Supplemental disclosure of cash flow information:

   Cash paid (refunded) during the year for:
     Interest expense                                        $  4,135,971    $  3,411,303    $  4,106,864
     Income taxes                                            $   (308,706)   $   (448,261)   $    436,895

Non-cash investing activities:
   Real estate acquired through foreclosure, net of
     valuation allowances                                                    $    490,205    $    706,049
   Receivable recorded from Small Business
     Administration in connection with foreclosed
     property                                                                $    139,606

   Net change in unrealized gain (loss) on available-
     for-sale investment securities                          $  2,059,000    $   (470,900)   $   (470,100)

   Transfer of held-to-maturity investment securities
     to available-for-sale investment securities                             $  7,228,017

Non-cash financing activities:
   Purchase of equipment leased to others through
     issuance of notes payable                               $    132,363    $    767,360


                     The accompanying notes are an integral
                       part of these financial statements.

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         Central Valley Community Bancorp (the "Company") was incorporated on February 7, 2000 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company in connection with its acquisition of Clovis Community Bank (the "Bank"). The Company became the sole shareholder of the Bank on November 15, 2000 in a statutory merger, pursuant to which each outstanding share of the Bank's common stock was exchanged for one share of common stock of the Company.

         The Bank operates six branches in Clovis, north Fresno, and northeast Fresno County, California. The Bank"s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals. In addition, the Bank engaged in real estate development activities through its subsidiary, Clovest Corporation ("Clovest"). However, as discussed in Note 6, the Clovest Board of Directors adopted a plan to discontinue the operations of Clovest on July 15, 1998.

         The accounting and reporting policies of Central Valley Community Bancorp and subsidiary conform with generally accepted accounting principles and prevailing practices within the banking industry.

         Certain reclassifications have been made to prior years' balances to conform to classifications used in 2000.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank. In addition, the accounts of the Bank"s wholly owned subsidiaries, Clovest and Clovis Securities (an inactive company), are included in the consolidated financial statements. The operating results of Clovest are reflected as discontinued operations for all periods presented.

         CASH EQUIVALENTS

         For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one-day periods.

         INVESTMENT SECURITIES

         Investments are classified into the following categories:

                X Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

                X Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

         Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The Bank adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on April 1, 1999. Upon adoption, SFAS 133 allows the transfer of held-to-maturity investment securities into the available-for-sale category without calling into question an entity"s intent to hold other debt securities to maturity in the future. No derivative instruments were held and, accordingly, there is no transition adjustment reported in these financial statements. However, all held-to-maturity investment securities were transferred to the available-for-sale category and the unrealized holding gain at the date of transfer was included in accumulated other comprehensive income.

         Gains or losses on the sale of investment securities are computed on the specific identification method. Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

         LOANS

         Loans are stated at principal balances outstanding. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, loans are considered impaired and the future collectibility of interest and principal is in serious doubt, a loan is placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to earned but unpaid interest and then to principal.

         An impaired loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

         Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

         ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business. The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Bank's service area.

         Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, a reserve factor is assigned to currently performing loans based on the Bank"s historical experience. Management also computes specific and expected loss reserves for loan commitments. These estimates are particularly susceptible to changes in the economic environment and market conditions.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The Bank"s Audit Committee reviews the adequacy of the allowance for credit losses quarterly, to include consideration of the relative risks in the portfolio and current economic conditions. The allowance is adjusted based on that review if, in the judgment of the Audit Committee and management, changes are warranted.

         This allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for credit losses at December 31, 2000 and 1999, respectively, reflects management"s estimate of losses in the portfolio.

         EQUIPMENT LEASED TO OTHERS

         The Bank enters into leasing arrangements through certain leasing brokers to lease computer equipment to various entities. Computer equipment leased to others under operating leases is depreciated on a straight-line basis over the lease term to an estimated residual value. Related rental income is recorded when earned.

         The Bank maintains an allowance for residual losses based upon management"s assessment of various factors affecting residual values. Management considers the allowance for residual losses adequate to cover any potential losses in the lease portfolio.

         OTHER REAL ESTATE

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for credit losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate and is included in other expenses. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

         BANK PREMISES AND EQUIPMENT

         Bank premises and equipment are carried at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets. The useful lives of Bank premises are estimated to be between twenty and forty years. The useful lives of improvements to Bank premises, furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

         The Bank evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Based upon these evaluations, the Bank recorded an adjustment to the carrying value of certain long-lived assets in 2000 and 1999 (Note 5).

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         REAL ESTATE INVESTMENTS

         Real estate held for investment is held in the Bank's subsidiary, Clovest, and is recorded at the lower of cost or net realizable value through the use of a valuation allowance. The allowance is established through a provision for losses on real estate investments which is included in losses from discontinued operations. Interest and other carrying charges related to property held for development are capitalized during the construction period. Capitalization of interest ceases when the qualifying asset is substantially complete and ready for sale or when activities related to development are completed.

         Revenue recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, revenue recognition may be deferred until these criteria are met.

         INCOME TAXES

         The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense (benefit) represents each entity"s proportionate share of the consolidated provision for income taxes.

         Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

         STOCK-BASED COMPENSATION

         Stock options are accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company"s stock at the date of grant over the exercise price. However, if the fair value of stock-based compensation computed under a fair value based method, as prescribed in Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is material to the financial statements, pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

         EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share (EPS), which excludes dilution, is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         TERMINATION OF REGULATORY ORDERS

         On February 10 and March 10, 1999, the Bank was notified by the Federal Deposit Insurance Corporation and California Department of Financial Institutions, respectively, that regulatory orders to address certain concerns arising out of a 1997 joint examination had been terminated.

         IMPACT OF NEW FINANCIAL ACCOUNTING STANDARD

         In September 2000, the Financial Accounting Standards Board issued SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, to replace SFAS 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement will have a significant impact on its financial statements.

 2.      INVESTMENT SECURITIES

         The amortized cost and estimated market value of investment securities at December 31, 2000 and 1999 consisted of the following:

         AVAILABLE-FOR-SALE:


                                                                        2000
------------------------------------------------------------------------------------------------------------------
                                                               Gross               Gross             Estimated
                                         Amortized          Unrealized          Unrealized            Market
                                           Cost                Gains              Losses               Value
------------------------------------------------------  ------------------  ------------------  ------------------
         U.S. Treasury
             securities              $   1,007,409                          $       (2,400)     $    1,005,009
         U.S. Government
             agencies                   14,275,957      $      363,000             (26,700)         14,612,257
         Obligations of states
             and political sub-
             divisions                  13,038,860             530,900                (800)         13,568,960
         U.S. Government
             agencies collateral-
             ized by mortgage
             obligations                39,941,261             612,000             (60,200)         40,493,061
         Federal Home Loan
             Mortgage Corpora-
             tion non-cumulative
             preferred stock              1,022,251                                (22,300)            999,951
         Corporate bonds                    960,518             12,972                                 973,490
         Federal Home Loan
             Bank stock                     134,800                                                    134,800
         Other securities                 2,761,271             12,528                               2,773,799
                                     --------------     --------------      -------------      --------------

                                     $   73,142,327     $    1,531,400      $    (112,400)     $   74,561,327
                                     =============      ==============      =============      ==============



                                                                        1999
------------------------------------------------------------------------------------------------------------------
                                                               Gross               Gross             Estimated
                                         Amortized          Unrealized          Unrealized            Market
                                           Cost                Gains              Losses               Value
------------------------------------------------------  ------------------  ------------------  ------------------
         U.S. Treasury
             securities              $   1,018,614                          $     (14,500)       $    1,004,114
         U.S. Government
             agencies                    4,989,841                               (117,300)            4,872,541
         Obligations of states
             and political sub-
             divisions                   9,771,247      $     159,200            (144,500)            9,785,947
         U.S. Government
             agencies collateral-
             ized by mortgage
             obligations                37,211,067             85,500            (596,200)           36,700,367
         Federal Home Loan
             Mortgage Corpora-
             tion non-cumulative
             preferred stock             1,012,189                                (12,200)              999,989
         Federal Home Loan
             Bank stock                    495,800                                                      495,800
         Other securities                  311,619                                                      311,619
                                     -------------      ------------------  ------------------  ---------------

                                     $  54,810,377      $     244,700       $    (884,700)      $   54,170,377
                                     =============      ==================  ==================  ===============


         Net unrealized gains (losses) on available-for-sale investment securities totaling $1,419,000 and $(640,000) are recorded net of $568,000 and $(253,000) in tax expense (benefit) as accumulated other comprehensive income (loss) within shareholders" equity at December 31, 2000 and 1999, respectively.

         Proceeds and gross realized gains and losses from the sale of available-for-sale investment securities totaled $11,773,416, $31,285 and $78,914, respectively, for the year ended December 31, 1999. There were no sales of available-for-sale investment securities for the years ended December 31, 2000 and 1998.

         On April 1, 1999, all held-to-maturity investment securities were transferred to the available-for-sale category in accordance with the provisions of SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued by the Financial Accounting Standards Board. The amortized cost and market value of the transferred securities on the date of transfer were $7,064,000 and $7,535,000, respectively. Accordingly, unrealized gains of $471,000 were recorded, net of $174,000 in tax liabilities, as accumulated other comprehensive income within shareholders" equity. There were no transfers of held-to-maturity investment securities during 2000 or 1998.

         The amortized cost and estimated market value of investment securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                      AVAILABLE-FOR-SALE
                                                                            --------------------------------------
                                                                                                     Estimated
                                                                                 Amortized            Market
                                                                                   Cost                Value
                                                                            ------------------  ------------------
         Within one year                                                    $    3,955,041      $     3,966,200
         After one year through five years                                      10,883,233           11,117,546
         After five years through ten years                                      8,263,559            8,537,763
         After ten years                                                         6,180,911            6,538,207
                                                                            ---------------     ----------------

                                                                                29,282,744           30,159,716

         Investment securities not due at a single maturity date:
                U.S. Government guaranteed mortgage-
                   related securities                                           39,941,261           40,493,061
                Federal Home Loan Mortgage Corporation
                   non-cumulative preferred stock                                1,022,251              999,951
                Federal Home Loan Bank stock                                       134,800              134,800
                Other securities                                                 2,761,271            2,773,799
                                                                             --------------     ----------------

                                                                            $    73,142,327     $     74,561,327
                                                                            ===============     ================


         Investment securities with amortized costs totaling $15,307,967 and $16,445,084 and market values totaling $15,466,698 and $16,279,426 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2000 and 1999, respectively.

3.       LOANS

         Outstanding loans are summarized as follows:


                                                                                         DECEMBER 31,
                                                                            --------------------------------------

                                                                                   2000                1999
                                                                            ------------------  ------------------
         Commercial                                                         $    41,225,576     $    40,634,532
         Real estate                                                             33,534,129          25,543,743
         Real estate - construction                                              12,828,991           8,253,535
         Agricultural                                                               940,431             609,613
         Installment                                                              7,371,118           5,917,822
         Other                                                                      384,729             545,191
                                                                            ------------------  ------------------

                                                                                96,284,974           81,504,436
         Deferred loan fees, net                                                  (265,706)            (250,689)
         Allowance for credit losses                                            (2,046,576)          (2,236,342)
                                                                            ------------------  ------------------

                                                                            $   93,972,692      $    79,017,405
                                                                            ==================  ==================


         At December 31, 2000 and 1999, loans originated under Small Business Administration (SBA) programs totaling $9,437,533 and $4,823,198, respectively, were included in the real estate and commercial categories.

         Changes in the allowance for credit losses were as follows:


                                                                          YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                             2000                1999                1998
                                                        --------------      --------------      --------------
         Balance, beginning of year                     $    2,236,342      $    2,949,171      $    2,600,015
         Provision charged to operations                        50,000           1,270,000           1,721,566
         Losses charged to the allowance                   (1,142,860)          (2,532,540)         (1,622,705)
         Recoveries                                            903,094             549,711             250,295
                                                        --------------      --------------      --------------

                  Balance, end of year                  $    2,046,576      $    2,236,342      $    2,949,171
                                                        ==============      ==============      ==============


         The recorded investment in loans that were considered to be impaired totaled $262,543 and $3,274,953 at December 31, 2000 and 1999,
         respectively. The related allowance for credit losses on these impaired loans at December 31, 2000 and 1999 was $62,000 and $614,000,
         respectively. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $1,687,000, $4,212,000 and $2,035,000,
         respectively. Interest income on impaired loans is recognized on a cash basis and totaled $18,744, $229,000 and $83,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         At December 31, 2000 and 1999, nonaccrual loans totaled $204,854 and $3,617,536, respectively. Interest foregone on nonaccrual loans totaled $14,193, $126,021 and $196,226 for the years ended December 31, 2000,
         1999 and 1998, respectively.

         Salaries and employee benefits totaling $63,669, $58,069 and $74,126 have been deferred as loan origination costs for the years ended December 31, 2000, 1999 and 1998, respectively.

4.       EQUIPMENT LEASED TO OTHERS

         The Bank is a lessor of computer equipment under operating leases. Included in notes payable are obligations to other financial institutions of $35,913 and $250,366 at December 31, 2000 and 1999, respectively, which were used to partially finance purchases of equipment leased to others (see Note 10).

         Equipment leased to others consisted of the following:


                                                                                         DECEMBER 31,
                                                                            ----------------------------------

                                                                                 2000                1999
                                                                            --------------      --------------
         Computer equipment                                                 $    5,530,070      $    3,897,397
         Accumulated depreciation                                               (2,800,427)         (1,421,430)
         Allowance for residual losses                                            (103,649)            (38,849)
                                                                            --------------      --------------

                                                                            $    2,625,994      $    2,437,118
                                                                            ==============      ==============


         Changes in the allowance for residual losses were as follows:


                                                     YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------   --------   --------
Balance, beginning of year                     $ 38,849   $ 38,849   $ 38,849
Provision charged to operations                  64,800
                                               --------   --------   --------

     Balance, end of year                      $103,649   $ 38,849   $ 38,849
                                               ========   ========   ========


         Depreciation expense totaled $1,378,997, $1,080,410 and $914,620 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Minimum future rental income on noncancelable operating leases are as follows:


                       Year Ending
                       December 31,
                  ----------------------
                           2001                          $     1,242,067
                           2002                                  610,297
                           2003                                   84,735
                                                         ---------------

                                                         $     1,937,099
                                                         ===============


5.       BANK PREMISES AND EQUIPMENT

         Bank premises and equipment consisted of the following:


                                                                         December 31,
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
Land                                                            $   250,000    $   250,000
Buildings and improvements                                        1,165,999        933,941
Furniture, fixtures and equipment                                 2,240,846      1,915,536
Leasehold improvements                                              523,068        516,043
                                                                -----------    -----------

                                                                  4,179,913      3,615,520
     Less accumulated depreciation
         and amortization                                        (2,300,578)    (2,107,882)
                                                                -----------    -----------

                                                                $ 1,879,335    $ 1,507,638
                                                                ===========    ===========


         Depreciation and amortization included in occupancy and equipment expense totaled $397,320, $333,474 and $343,909 for the years ended December 31, 2000, 1999 and 1998, respectively.

         In December 2000, 1999 and 1998, management determined that the carrying amounts of certain leasehold improvements were not fully recoverable. To reflect these impairments, the Bank reduced the related carrying values to $0, $7,637 and $8,000, respectively, through charges to other expenses totaling $67,111, $161,612 and $175,500, respectively.

6.   DISCONTINUED OPERATIONS

     On January 23, 1996, the FDIC issued an order approving the Bank's application to continue to engage in real estate development, through Clovest, subject to certain conditions relating to the maintenance of capital (see Note
13) and the reduction in the level of real estate investment to less than 30% of Tier 1 capital by January 2001. Management believes that Clovest is in substantial compliance with the outlined conditions at December 31, 2000.

     On July 15, 1998 (the measurement date), the Board of Directors approved the discontinuation of Clovest's operations. At the measurement date, management estimated the net realizable value of each asset and established a plan of disposition. The plan of disposition calls for the expedient but judicious sale of assets. Management anticipates no further significant losses will be incurred in connection with the disposition of the remaining assets in Clovest.

     Summarized below is condensed consolidated financial information for Clovest included as discontinued operations in the consolidated financial statements before elimination of intercompany accounts:

CONDENSED BALANCE SHEET:

                                                              2000           1999
                                                          -----------    -----------
Assets:
     Cash and cash equivalents                            $   103,028    $   113,831
     Real estate held for sale, net of valuation
         allowance of $35,930 in 2000 and
         $938,757 in 1999                                                    502,321
     Other assets                                             186,097         87,806
                                                          -----------    -----------

             Total assets                                 $   289,125    $   703,958
                                                          ===========    ===========

Liabilities and shareholder's deficit:
     Liabilities:
         Advances from the Bank, net of allocated tax
             benefit of $618,883 in 2000 and $602,083
             in 1999                                      $   406,674    $   922,877
         Other liabilities                                    236,647        112,992
                                                          -----------    -----------

             Total liabilities                                643,321      1,035,869

     Minority interest, net of allowance for uncollect-
         ible amounts of $396,396 in 2000 and 1999            (21,987)       (24,934)
     Shareholder's deficit                                   (332,209)      (306,977)
                                                          -----------    -----------

         Total liabilities and shareholder's deficit      $   289,125    $   703,958
                                                          ===========    ===========

CONDENSED STATEMENT OF OPERATIONS:

                                                    2000           1999           1998
                                                -----------    -----------    -----------
(Loss) income from operations of real
     estate investments                         $   (19,398)   $   201,030    $  (397,628)
Interest income                                      17,398        209,063
Provisions to reduce carrying value of
     minority interests and real estate under
     development, net of recoveries                                (51,512)      (598,572)
Interest paid to Bank                                             (190,424)      (386,507)
Other expenses, net                                 (24,685)      (202,883)      (435,546)
                                                -----------    -----------    -----------

                                                    (44,083)      (226,391)    (1,609,190)

Minority interest in loss from investments
     in real estate                                   2,052         37,961        198,715
                                                -----------    -----------    -----------

Loss before income tax benefit                  $   (42,031)   $  (188,430)   $(1,410,475)
                                                ===========    ===========    ===========

     Clovest sold its interests in a single family development of twenty-seven contiguous five acre parcels and in a senior citizens' apartment building in 2000 and 1999, respectively. Operating losses from the measurement date to December 31, 2000 and 1999 totaled approximately $830,000 and $788,000, respectively. Asset dispositions subsequent to the measurement date totaled $8,842,000 and $7,412,000 at December 31, 2000 and 1999, respectively. At
December 31, 2000, Clovest has no commitments to fund further development of any projects.

7.   OTHER REAL ESTATE

     Other real estate, net of the related valuation allowance, totaled $48,148 at December 31, 1999 and is included on the balance sheet in accrued interest receivable and other assets.

     Changes in the valuation allowance for other real estate were as follows:

                                         YEAR ENDED DECEMBER 31,
                                  -----------------------------------
                                    2000         1999          1998
                                  ---------    ---------    ---------
Balance, beginning of year        $  36,305    $ 593,668    $ 479,151
Provision charged to operations      39,126      217,000
Losses charged to the allowance     (36,305)    (596,489)    (102,483)
                                  ---------    ---------    ---------

       Balance, end of year       $    --      $  36,305    $ 593,668
                                  =========    =========    =========

8.   ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

     Accrued interest receivable and other assets consisted of the following:

                                                           DECEMBER 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
Accrued interest receivable                         $1,207,948   $  841,158
Receivable from minority interests in real estate
     investments (Note 6)                               21,987       24,934
Net deferred tax assets (Note 11)                      887,000    2,584,000
Cash surrender value of life insurance (Note 15)     3,219,205    1,582,138
Prepaid expenses                                       167,011      108,623
Taxes receivable                                       537,772
Other                                                  547,885      680,675
                                                    ----------   ----------

                                                    $6,051,036   $6,359,300
                                                    ==========   ==========



9.   DEPOSITS

     Interest-bearing deposits consisted of the following:

                                                   DECEMBER 31,
                                           ---------------------------
                                               2000           1999
                                           ------------   ------------
Savings                                    $ 10,495,266   $ 12,586,038
Money market                                 41,478,212     24,411,789
NOW accounts                                 28,802,981     32,153,482
Time, $100,000 or more                       19,534,797     13,182,399
Time, under $100,000                         34,451,710     31,848,110
                                           ------------   ------------

                                           $134,762,966   $114,181,818
                                           ============   ============

     Aggregate annual maturities of time deposits are as follows:

               Year Ending
               December 31,
               ------------
                   2001                                  $   49,387,227
                   2002                                       4,188,190
                   2003                                         411,090
                                                         --------------

                                                         $   53,986,507
                                                         ==============

     Interest expense recognized on interest-bearing deposits consisted of the following:

                                            YEAR ENDED DECEMBER 31,
                                     ------------------------------------
                                        2000         1999         1998
                                     ----------   ----------   ----------
Savings                              $  233,720   $  266,603   $  286,127
Money market                          1,024,492      647,800      582,930
NOW accounts                            198,431      211,071      292,600
Time, $100,000 or more                  731,912      551,293      816,149
Time, under $100,000                  1,931,303    1,619,409    1,999,077
                                     ----------   ----------   ----------

                                     $4,119,858   $3,296,176   $3,976,883
                                     ==========   ==========   ==========


10.  NOTES PAYABLE AND SHORT-TERM BORROWING ARRANGEMENTS

     NOTES PAYABLE

     Notes payable consisted of the following:

                                                               DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Notes payable in connection with equipment leases:

    Note payable to a financial institution secured by
       computer equipment, interest at 5.65% fixed, due
       in installments through April 2001                  $ 35,913   $ 94,849

    Note payable to a financial institution secured by
       computer equipment, interest at 6.88% fixed, paid
       in August 2000                                                  155,517
                                                           --------   --------

                                                           $ 35,913   $250,366
                                                           ========   ========

SHORT-TERM BORROWING ARRANGEMENTS

     The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $2,900,000 and $4,900,000 at December 31, 2000 and 1999, respectively, at interest rates which vary with market conditions. The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2000 and 1999 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,520,000 and $10,305,000 and market values totaling $4,535,000 and $10,043,000, respectively. In addition, the Bank had a credit line with the Federal Home Loan Bank at December 31, 2000 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $5,788,000 and market values totaling $5,773,000. The credit limit varies according to the amount and composition of the Bank's investment and loan portfolios. At December 31, 2000 and 1999, the Bank had no outstanding borrowings under these lines of credit.

11.  INCOME TAXES

     The expense (benefit) for income taxes for continuing operations for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                               FEDERAL       STATE        TOTAL
                              ---------    ---------    ---------
2000

Current                       $  20,100    $   8,000    $  28,100
Deferred                        508,000      368,000      876,000
                              ---------    ---------    ---------

         Income tax expense   $ 528,100    $ 376,000    $ 904,100
                              =========    =========    =========

1999

Current                       $(422,100)   $ (15,200)   $(437,300)
Deferred                        579,000       66,000      645,000
                              ---------    ---------    ---------

         Income tax expense   $ 156,900    $  50,800    $ 207,700
                              =========    =========    =========

1998

Current                       $ 267,000    $  22,000    $ 289,000
Deferred                       (368,000)     (70,000)    (438,000)
                              ---------    ---------    ---------
         Income tax benefit   $(101,000)   $ (48,000)   $(149,000)
                              =========    =========    =========

Deferred tax assets (liabilities) consisted of the following:

                                                           DECEMBER 31,
                                                   --------------------------
                                                      2000            1999
                                                   -----------    -----------
Deferred tax assets:
    Allowance for credit losses                    $   492,000    $   687,000
    Net operating loss                                 378,000        823,000
    Other reserves                                     206,000        632,000
    Other accruals                                      52,000        117,000
    Deferred compensation                              438,000        388,000
    Unrealized loss on available-for-sale
       investment securities                                          253,000
                                                   -----------    -----------

          Total deferred tax assets                  1,566,000      2,900,000
                                                   -----------    -----------

Deferred tax liabilities:
    Bank premises and equipment                        (18,000)       (93,000)
    Future liability of State deferred tax asset       (93,000)      (214,000)
    Consolidated partnership and LLC book
       and tax differences                                             (9,000)
    Unrealized gain on available-for-sale
       investment securities                          (568,000)
                                                   -----------    -----------

          Total deferred tax liabilities              (679,000)      (316,000)
                                                   -----------    -----------

          Net deferred tax assets                  $   887,000    $ 2,584,000
                                                   ===========    ===========

     At December 31, 2000, the Company had Federal and State net operating loss
(NOLs) carryforwards totaling $1,064,000 and $148,000. The NOLs expire in 2019 and 2004, respectively.

     The expense (benefit) for income taxes for continuing operations differs from amounts computed by applying the statutory Federal income tax rates to operating income from continuing operations before income taxes. The significant items comprising these differences for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                          2000      1999       1998
                                         ------    ------    --------
Federal income tax expense, at
      statutory rate                       34.0 %    34.0 %    34.0 %
State franchise tax expense (benefit),
     net of Federal tax effect              6.8 %     2.5 %   (63.4)%
Tax exempt income                          (6.5)%   (15.9)%  (220.1)%
Other                                       (.5)      1.9 %     4.2 %
                                         ------    ------    --------

         Total income tax expense
             (benefit) for continuing
             operations                  33.8 %    22.5 %    (245.3)%
                                         ======    ======    ========

12.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $189,217, $161,653 and $174,783 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum lease payments on noncancelable operating leases are as follows:

      Year Ending
     December 31,
     ------------
         2001                                     $  190,229
         2002                                        149,965
         2003                                        112,401
         2004                                        112,401
         2005                                         82,056
      Thereafter                                     189,974
                                                  ----------

                                                  $  837,026
                                                  ==========

     The Bank has options to renew its Shaver Lake office lease for two five-year terms after the initial lease ends May 31, 2002 and its Fig Garden office lease for one five-year term after the initial lease ends January 31, 2005. Additionally, the Bank has an option to renew its real estate office lease for two five-year terms after the initial lease ends August 29, 2005.

FEDERAL RESERVE REQUIREMENTS

     Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The average amount of such reserve balances required at December 31, 2000 and 1999 was $1,431,000 and $25,000, respectively.

CORRESPONDENT BANKING AGREEMENTS

     The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $864,500 at December 31, 2000.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments consist of commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

     The following financial instruments represent off-balance-sheet credit risk:

                                        December 31,
                               -------------------------
                                   2000          1999
                               -----------   -----------
Commitments to extend          $53,842,720   $41,929,933
Letters of credit              $   595,500   $   592,000



     Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     At December 31, 2000, commercial loan commitments represent approximately 54% of total commitments and are generally secured. Real estate loan commitments represent 33% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. Consumer loan commitments represent the remaining 13% of total commitments and are generally unsecured. In addition, the majority of the Bank's loan commitments have variable interest rates.

CONCENTRATIONS OF CREDIT RISK

     As of December 31, 2000, in management's judgment, a concentration of loans existed in commercial loans and real estate-related loans. At that date, approximately 91.0% of the Company's loans were commercial loans and real estate-related, representing 42.8% and 48.2% of total loans, respectively.

     As of December 31, 1999, in management's judgment, a concentration of loans existed in commercial loans and real estate-related loans. At that date, approximately 91.4% of the Company's loans were commercial loans and real estate-related, representing 49.9% and 41.5% of total loans, respectively.

     Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company's primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

13.  SHAREHOLDERS' EQUITY

REGULATORY CAPITAL

     The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors or the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. The consolidated average assets and risk-weighted assets of the Company and the average assets and risk-weighted assets of the Bank are not materially different at December 31, 2000. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2000.

         ------------------

         In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                      2000                         1999
                                                            ------------------------    -------------------------
                                                              AMOUNT           RATIO      AMOUNT            RATIO
                                                            -----------        -----    -----------         -----
TIER 1 LEVERAGE RATIO

Central Valley Community Bancorp and Subsidiary             $17,784,000         9.1%   Not Applicable
Clovis Community Bank                                       $17,709,000         9.1%    $14,413,000         8.8%

Minimum requirement for "Well-Capitalized" institution      $ 9,739,000         5.0%    $ 8,192,000         5.0%
Minimum regulatory requirement                              $ 7,792,000         4.0%    $ 6,554,000         4.0%

TIER 1 RISK-BASED CAPITAL RATIO

Central Valley Community Bancorp and Subsidiary             $17,784,000        14.8%   Not Applicable
Clovis Community Bank                                       $17,709,000        14.8%    $14,413,000        14.2%

Minimum requirement for "Well-Capitalized" institution      $ 7,160,000         6.0%    $ 6,078,000         6.0%
Minimum regulatory requirement                              $ 4,773,000         4.0%    $ 4,052,000         4.0%

TOTAL RISK-BASED CAPITAL RATIO

Central Valley Community Bancorp and Subsidiary             $19,282,000        16.2%
Clovis Community Bank                                       $19,207,000        16.1%    $15,690,000        15.5%

Minimum requirement for "Well-Capitalized" institution      $11,933,000        10.0%    $10,130,000        10.0%
Minimum regulatory requirement                              $ 9,546,000         8.0%    $ 8,104,000         8.0%

     As discussed in Note 6, one of the conditions to continue real estate activities specified that the Bank's capital level after the deduction of all real estate investments (as defined in the FDIC"s approval of the Bank's application to continue to engage in real estate development activities) must equal or exceed the levels required for a well-capitalized institution. As of December 31, 2000 and 1999, the Bank exceeded the levels required for a well-capitalized institution after deduction of all its real estate investments. The Bank's ratios under this additional requirement are shown below.

                                                                      2000                         1999
                                                            ------------------------    -------------------------
                                                              AMOUNT           RATIO      AMOUNT            RATIO
                                                            -----------        -----    -----------         -----
TIER 1 LEVERAGE RATIO

Clovis Community Bank                                       $ 17,634,000        9.1%    $ 13,797,000        8.5%

Minimum requirement for "Well-Capitalized" institution      $  9,736,000        5.0%    $  8,161,000        5.0%

TIER 1 RISK-BASED CAPITAL RATIO

Clovis Community Bank                                       $ 17,634,000        14.8%   $ 13,797,000       13.7%

Minimum requirement for "Well-Capitalized" institution      $  7,155,000        6.0%    $  6,041,000        6.0%

                                                                      2000                         1999
                                                            ------------------------    -------------------------
                                                              AMOUNT           RATIO      AMOUNT            RATIO
                                                            -----------        -----    -----------         -----
TOTAL RISK-BASED CAPITAL RATIO

Clovis Community Bank                                       $ 19,132,000        16.0%   $ 15,074,000        15.0%

Minimum requirement for "Well-Capitalized" institution      $ 11,925,000        10.0%   $ 10,071,000        10.0%

DIVIDENDS

     On July 19, 2000, the Board of Directors declared a $.10 cash dividend to shareholders of record at the close of business on August 1, 2000, paid on or about August 15, 2000. In addition, all per share data has been restated to reflect the 10% stock dividend declared May 19, 1999 to shareholders of record on June 15, 1999, effective July 15, 1999. No dividends were paid during 1998.

     The Company's primary source of income with which to pay dividends is dividends from the Bank. The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the Bank's retained earnings or (2) the Bank's net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2000, retained earnings of $1,863,669 were free of such restrictions.

         EARNINGS (LOSS) PER SHARE

         A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations is as follows:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                              2000              1999              1998
                                           -----------       -----------       -----------
Basic Earnings (Loss) Per Share:

Income from continuing operations          $ 1,772,742       $   716,799       $   209,748
(Loss) income from discontinued
  operations                                   (25,231)            1,194          (601,967)
                                           -----------       -----------       -----------

Net income (loss) available to common
  shareholders                             $ 1,747,511       $   717,993       $  (392,219)
                                           ===========       ===========       ===========

Weighted average shares outstanding          1,303,459         1,292,345         1,248,425
                                           ===========       ===========       ===========

Basic earnings (loss) per share:
  Continuing operations                    $      1.36       $       .56       $       .17
  Discontinued operations                                           (.02)             (.48)
                                           -----------       -----------       -----------

     Net income (loss)                     $      1.34       $       .56       $      (.31)
                                           ===========       ===========       ===========

Diluted Earnings (Loss) Per Share:

Income from continuing operations          $ 1,772,742       $   716,799       $   209,748
(Loss) income from discontinued
  operations                                   (25,231)            1,194          (601,967)
                                           -----------       -----------       -----------

Net income (loss) available to common
  shareholders                             $ 1,747,511       $   717,993       $  (392,219)
                                           ===========       ===========       ===========

Weighted average shares outstanding          1,303,459         1,292,345         1,248,425
Effect of dilutive stock options                 8,714            15,365            65,929
                                           -----------       -----------       -----------

Weighted average shares of common
  stock and common stock equivalents         1,312,173         1,307,710         1,314,354
                                           ===========       ===========       ===========

Diluted earnings (loss) per share:
  Continuing operations                    $      1.35       $       .55       $       .16
  Discontinued operations                         (.02)                               (.46)
                                           -----------                         -----------

     Net income (loss)                     $      1.33       $       .55       $      (.30)
                                           ===========       ===========       ===========

STOCK OPTIONS

     During 1980 and 1992, the Bank established Stock Option Plans for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The Company assumed all obligations under these plans as of November 15, 2000 and options to purchase shares of the Company's common stock were substituted for options to purchase shares of common stock of the Bank. The plans require that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years. Outstanding options under the 1980 and 1992 plan are exercisable until their expiration; however, no new options will be granted under these plans.

     On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 388,087 shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements. Exercise of options to be granted under the Plan is subject to approval by the Company's shareholders at the 2001 annual shareholders meeting. Accordingly, no options have been granted under this plan.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized under the above stock option plans. There were 85,100 options granted during 2000, 30,000 options granted during 1999 and 65,175 options granted during 1998. Had compensation cost been determined based on the fair value at grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's consolidated net earnings (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been adjusted to the pro forma amounts indicated below. Pro forma adjustments to the Company's consolidated net earnings (loss) and earnings (loss) per share are disclosed during the years in which the options become vested. However, the cancellation of options in 2000, which were expected to vest in 1999 and 1998, resulted in an adjustment to current year pro forma income for the pro forma compensation expense previously recognized.

                                                       2000         1999         1998
                                                    ----------   ----------   ----------
Net earnings from continuing operations -
  as reported                                       $1,772,742   $  716,799   $  209,748
Net earnings from continuing operations -
  pro forma                                         $1,846,746   $  647,372   $  186,837


Basic earnings per share from continuing
  operations - as reported                          $     1.36    $     .56   $      .17
Basic earnings per share from continuing
  operations - pro forma                            $     1.42    $     .50   $      .16

Diluted earnings per share from continuing
  operations - as reported                          $     1.35    $     .55   $      .16
Diluted earnings per share from continuing
  operations - pro forma                            $     1.41    $     .49   $      .16

Net income (loss) - as reported                     $1,747,511    $ 717,993   $ (392,219)
Net income (loss) - pro forma                       $1,821,515    $ 648,564   $ (415,130)

Basic earnings (loss) per share - as reported       $     1.34    $     .56   $     (.31)
Basic earnings (loss) per share - pro forma         $     1.40    $     .50   $     (.37)

Diluted earnings (loss) per share - as reported     $     1.33    $     .55   $     (.30)
Diluted earnings (loss) per share - pro forma       $     1.39    $     .49   $     (.35)

     The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

                                                      2000                1999                1998
                                                 ---------------     ---------------     ---------------
Dividend yield                                          .7%                N/A                 N/A
Expected volatility                              54.51 to 72.28%     55.23 to 65.85%     23.82 to 34.21%
Risk-free interest rate                           5.85 to 6.75%       5.50 to 6.00%           5.70%
Expected option life                                10 years            10 years          5 to 10 years

     A summary of the combined activity of the plans, adjusted to give effect to stock dividends, follows:

                                2000                   1999                 1998
                         -------------------     -----------------    ----------------
                                    Weighted              Weighted            Weighted
                                     Average               Average             Average
                                    Exercise              Exercise            Exercise
                         Shares      Price       Shares     Price     Shares    Price
                         ------    ---------     ------    ------     ------   ------
Options outstanding,
  beginning of year     125,300    $   17.70    128,422    $16.31    124,755   $ 7.06

  Options granted        85,100    $   13.69     30,000    $18.38     65,175   $21.79
  Options exercised                             (17,666)   $ 7.94    (61,508)  $ 3.35
  Options canceled      (85,175)   $   20.52    (15,456)   $18.39
                        -------                --------              -------

Options outstanding,
  end of year           125,225    $   13.06    125,300    $17.70    128,422   $16.31
                        =======                ========              =======

Options exercisable,
  end of year            43,500    $   11.67     59,965    $14.51     71,277   $11.96
                        =======                ========              =======

Weighted average fair
  value of options
  granted during the
  year                             $    6.93               $ 7.85              $ 8.10

     A summary of options outstanding at December 31, 2000 follows:

                                       Number of        Weighted          Number of
                                        Options          Average           Options
                                      Outstanding       Remaining        Exercisable
                                     December 31,    Contractual        December 31,
Range of Exercise Prices                 2000             Life              2000
------------------------           ---------------   ---------------  ----------------
$    7.27  to   $  10.00                24,329          1.5 years          24,329
$   13.00  to   $  13.81                63,750          10 years            3,125
$   14.25  to   $  16.36                35,296           8 years           14,196
$   19.00  to   $  21.82                 1,850          1   year            1,850
                                   -----------                      -------------

                                      125,225                              43,500
                                   ==========                       =============

14.      OTHER EXPENSES

         Other expenses consisted of the following:

                                                 Year Ended December 31,
                                         ------------------------------------
                                            2000         1999         1998
                                         ----------   ----------   ----------
Legal fees                               $  238,278   $  201,560   $  376,153
Data processing                             718,529      695,119      745,443
Advertising                                 356,998      373,249      382,060
Provision for other real estate losses
    and related expenses                      6,704       56,178      267,694
Regulatory assessments                       74,621      200,405      202,563
Audit and accounting fees                   267,784      163,300      212,428
Other expenses                            1,466,627    1,547,393    1,300,408
                                         ----------   ----------   ----------

                                         $3,129,541   $3,237,204   $3,486,749
                                         ==========   ==========   ==========


15.  EMPLOYEE BENEFITS

401(K) PROFIT SHARING PLAN

     The Bank has established a 401(k) plan covering substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service. Participants are eligible to receive employer contributions after completion of two years of service. Bank contributions are determined at the discretion of the Board of Directors. Participants are automatically vested 100% in all employer contributions. The Bank contributed $120,000 and $60,000 to the plan in 2000 and 1999, respectively. There were no Bank contributions to the plan in 1998.

DEFERRED COMPENSATION PLAN

     The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program. Under the plan, eligible participants may elect to defer some or all of their current compensation. Deferred amounts earn interest at an annual rate determined by the Board of Directors (9.5% at December 31, 2000). At December 31, 2000 and 1999, the total net deferrals included in other liabilities were $906,752 and $863,467, respectively.

     In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies. The cash surrender value of the policies totaled $1,656,290 and $1,582,138 at December 31, 2000 and 1999, respectively, and is included in accrued interest receivable and other assets on the balance sheet. The current annual tax-free interest rates on these policies is 5.61%.

SALARY CONTINUATION PLANS

     The Board of Directors has approved salary continuation plans for certain key executives. Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives. In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives' expected retirement date. The expense recognized under these plans for the year ended December 31, 2000 totaled $70,794.

     In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $1,562,914 at December 31, 2000 which are included on the balance sheet in accrued interest receivable and other assets. Income recognized on these policies totaled $39,414 for the year ended December 31, 2000.

16.  LOANS TO RELATED PARTIES

     During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers:

Balance, January 1, 2000                                   $     310,000

    Disbursements                                                643,000
    Amounts repaid                                              (375,000)
                                                           -------------

Balance, December 31, 2000                                 $     578,000
                                                           =============

Undisbursed commitments to related parties,
    December 31, 2000                                      $    1,759,000
                                                           ==============

17.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income (loss). Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the Statement of Changes in Shareholders' Equity.

     At December 31, 2000, 1999 and 1998, the Company held securities classified as available-for-sale which had unrealized gains or losses as follows:

                                                                                  Tax
                                                  Before        (Expense)        After
                                                    Tax          Benefit          Tax
                                                -----------    -----------    -----------
FOR THE YEAR ENDED DECEMBER 31, 2000

Other comprehensive income:
     Unrealized holding gains                   $ 2,059,000    $  (821,000)   $ 1,238,000
                                                ===========    ===========    ===========

FOR THE YEAR ENDED DECEMBER 31, 1999

Other comprehensive loss:
     Unrealized holding losses                  $  (518,529)   $   209,452    $  (309,077)
     Less reclassification adjustment for net
         losses included in net income              (47,629)        19,052        (28,577)
                                                -----------    -----------    -----------


             Total other comprehensive loss     $  (470,900)   $   190,400    $  (280,500)
                                                ===========    ===========    ===========

FOR THE YEAR ENDED DECEMBER 31, 1998

Other comprehensive loss:
     Unrealized holding losses                  $  (470,100)   $   174,000    $  (296,100)
                                                ===========    ===========    ===========

18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosures include estimated fair values for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

     Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

     The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2000 and 1999:

     CASH AND CASH EQUIVALENTS: For cash and cash equivalents, the carrying amount is estimated to be fair value.

     INVESTMENT SECURITIES: For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

     LOANS: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

     CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES: The fair value of life insurance policies are based on cash surrender values at each reporting date as provided by the insurers.

     NOTES PAYABLE: The fair values of fixed-rate notes payable are estimated by discounting their future cash flows using rates at each reporting date for similar instruments. The carrying amount of variable rate notes payable approximates their fair value.

     DEPOSITS: The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

     COMMITMENTS TO EXTEND CREDIT AND LETTERS OF CREDIT: Commitments to extend credit are primarily for adjustable rate loans. For these commitments, there are no differences between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

                                      December 31, 2000              December 31, 1999
                                 ---------------------------   ---------------------------
                                   Carrying         Fair         Carrying         Fair
                                    Amount          Value         Amount          Value
                                 ------------   ------------   ------------   ------------
Financial assets:
  Cash and due from banks        $ 18,548,547   $ 18,548,547   $ 14,087,796   $ 14,087,796
  Federal funds sold                4,528,000      4,528,000      8,921,000      8,921,000
  Investment securities            74,561,327     74,561,327     54,170,377     54,170,377
  Loans                            93,972,692     93,860,000     79,017,405     77,574,000
  Cash surrender value life
     insurance policies             3,219,205      3,219,205      1,582,138      1,582,138
  Accrued interest receivable       1,207,948      1,207,948        841,158        841,158
                                 ------------   ------------   ------------   ------------

                                 $196,037,719   $195,925,027   $158,619,874   $157,176,469
                                 ============   ============   ============   ============

Financial liabilities:
  Deposits                       $180,952,263   $180,979,000   $149,147,383   $149,022,000
  Notes payable                        35,913         35,913        250,366        241,000
  Accrued interest payable            378,252        378,252        267,147        267,147
                                 ------------   ------------   ------------   ------------


                                 $181,366,428   $181,393,165   $149,664,896   $149,530,147
                                 ============   ============   ============   ============

Off-balance-sheet financial
  instruments:
  Commitments to extend credit   $ 53,842,720   $ 53,842,720   $ 41,929,933   $ 41,929,933
  Standby letters of credit           595,500        595,500        592,000        592,000
                                 ------------   ------------   ------------   ------------

                                 $ 54,438,220   $ 54,438,220   $ 42,521,933   $ 42,521,933
                                 ============   ============   ============   ============

19.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

                                  BALANCE SHEET

                                DECEMBER 31, 2000

                             ASSETS
Cash and due from banks                             $    36,999
Investment in subsidiary                             18,595,020
Other assets                                             38,758
                                                    -----------

                                                    $18,670,777
                                                    ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Other liabilities                              $       100
                                                    -----------

         Total liabilities                                  100
                                                    -----------

Shareholders' equity
     Common stock                                     6,465,236
     Retained earnings                               11,354,441
     Accumulated other comprehensive income             851,000
                                                    -----------

         Total shareholders' equity                  18,670,677
                                                    -----------

                                                    $18,670,777
                                                    ===========

                               STATEMENT OF INCOME

        FOR THE PERIOD FROM NOVEMBER 15, 2000 (DATE OPERATIONS COMMENCED)
                              TO DECEMBER 31, 2000

Income:
     Dividends declared by subsidiary -
         eliminated in consolidation                 $125,000
                                                     --------

Expenses:
     Professional fees                                 71,170
     Other expenses                                    10,973
                                                     --------

             Total expenses                            82,143
                                                     --------

             Income before equity in undistributed
                  income of subsidiary                 42,857

Equity in undistributed income of subsidiary              531
                                                     --------

             Income before income taxes                43,388

Income tax benefit                                     32,800
                                                     --------

             Net income                              $ 76,188
                                                     ========

                 CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

19.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

       FOR THE PERIOD FROM NOVEMBER 15, 2000 (DATE OPERATIONS COMMENCED)
                              TO DECEMBER 31, 2000


                                                                                         ACCUMULATED
                                                     COMMON STOCK                          OTHER
                                              -------------------------     RETAINED    COMPREHENSIVE  SHAREHOLDERS'  COMPREHENSIVE
                                                 SHARES        AMOUNT       EARNINGS       INCOME        EQUITY           INCOME
                                              -----------   -----------   -----------   -----------   -----------      -----------

Stock issued to effect merger with the Bank     1,303,459   $ 6,465,236   $11,278,253   $   131,000   $17,874,489

Comprehensive income:
  Net income                                                                   76,188                      76,188      $    76,188
  Other comprehensive income, net of tax:
     Unrealized gains on available-for-sale
       investment securities                                                                720,000       720,000          720,000
                                                                                                                       -----------
       Total comprehensive income                                                                                      $   796,188
                                                                                                                       ===========
                                              -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000                      1,303,459   $ 6,465,236   $11,354,441   $   851,000   $18,670,677
                                              ===========   ===========   ===========   ===========   ===========

                             STATEMENT OF CASH FLOWS

        FOR THE PERIOD FROM NOVEMBER 15, 2000 (DATE OPERATIONS COMMENCED)
                              TO DECEMBER 31, 2000

Cash flows from operating activities:
     Net income                                               $     76,188
     Adjustments to reconcile net income to net cash
         provided by in operating activities:
             Undistributed net income of subsidiary                   (531)
             Increase in other assets                              (38,758)
             Increase in other liabilities                             100
                                                              ------------

                  Net cash provided by operating activities         36,999
                                                              ------------

                  Increase in cash and cash equivalents             36,999

Cash and cash equivalents at beginning of period
                                                              ------------

Cash and cash equivalents at end of year                      $     36,999
                                                              ============


Non-cash investing activities:
     Net change in unrealized gains on available-for-
         sale investment securities                           $    720,000
     Issuance of common stock in exchange for the common
         stock of the Bank                                    $ 17,874,165

20.  SUBSEQUENT EVENTS

     In January 2001, the Company received an insurance settlement. The terms and conditions related to this settlement are confidential.

     In February 2001, the Company announced its intent to purchase up to $500,000, or approximately 3% of its common stock through a stock repurchase plan that will become effective on March 1, 2001.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     Not Applicable.


                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS OF THE COMPANY" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which section of the Proxy Statement is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the FDIC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the best knowledge of the Company, the only greater than ten-percent holder of the Company's common Stock is Mr. Louis McMurray and his related interests.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2000 fiscal year, the officers and directors of the Company complied with all applicable filing requirements, except that Shirley Wilburn filed her Form 5 late. That filing reported a single transaction: one option grant.

ITEM 10 - EXECUTIVE COMPENSATION.


     For information concerning executive compensation, see "EXECUTIVE COMPENSATION" in the Proxy Statement, which section of the Proxy Statement is incorporated herein by reference.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     For information concerning security ownership of certain beneficial owners and management, see "PRINCIPAL SHAREHOLDERS" and "ELECTION OF DIRECTORS OF THE COMPANY" in the Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     For information concerning certain relationships and related transactions, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "INDEBTEDNESS OF MANAGEMENT" in the Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  REPORTS ON FORM 8-K

     On November 16, 2000, the Company filed a Current Report on Form 8-K under
Item 5 reporting the merger of Clovis Merger Co., a wholly-owned subsidiary of the Company, with and into Clovis Community Bank (the "Bank"), effective as of November 15, 2000, and pursuant to which the shareholders of the Bank became shareholders of the Company. The Current Report included as an exhibit the Plan of Reorganization and Merger Agreement pursuant to which Clovis Merger Co. was merged into the Bank. No financial statements were required or included.

(b)  EXHIBITS(C)

     See Index to Exhibits at pages 87 through 89 of this Form 10-KSB.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CENTRAL VALLEY COMMUNITY BANCORP


Date: March 27, 2001                   By: /s/ Daniel J. Doyle
                                          ------------------------------
                                          Daniel J. Doyle
                                          President and Chief Executive Officer
                                          (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





  /s/ Daniel J. Doyle                                 Date: March 27, 2001
------------------------------------------
Daniel J. Doyle,
President and Chief Executive
Officer and Director (principal
executive officer)

   /s/ Gayle Graham                                   Date: March 27, 2001
------------------------------------------
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer
and principal financial officer)

 Daniel N. Cunningham *                               Date: March 21, 2001
------------------------------------------
Daniel N. Cunningham,
Chairman of the Board and
Director


 David E. Cook *                                      Date: March 21, 2001
------------------------------------------
David E. Cook, Secretary and Director

  Sidney B. Cox *                                     Date: March 21, 2001
------------------------------------------
Sidney B. Cox, Director

 Steven D. Mcdonald *                                 Date: March 21, 2001
------------------------------------------
Steven D. McDonald, Director

 Louis Mcmurray *                                     Date: March 21, 2001
------------------------------------------
Louis McMurray, Director

  Wanda L. Rogers *                                   Date: March 21, 2001
------------------------------------------
Wanda L. Rogers, Director


------------------------------------------            Date: March __, 2001
William S. Smittcamp, Director

 Joseph B. Weirick *                                  Date: March 21, 2001
------------------------------------------
Joseph B. Weirick, Director


* By  /s/ Daniel J. Doyle                             Date: March 27, 2001
      ------------------------------------
      Daniel J. Doyle, as ATTORNEY-IN-FACT

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
------                                  -------

3.1.1          Articles of Incorporation of the Company.

3.1.2          Certificate of Amendment of Articles of Incorporation, dated July
               6, 2000.

3.2            Bylaws of the Company as amended to date.

4              N/A

9              N/A

10.1           Central Valley Community Bancorp 2000 Stock Option Plan. (1)

10.2           Central Valley Community Bancorp Incentive Stock Option
               Agreement.

10.3           Central Valley Community Bancorp Non-Statutory Stock Option
               Agreement.

10.4           Clovis Community Bank 1992 Stock Option Plan. (2)

10.5           Clovis Community Bank Incentive Stock Option Agreement.

10.6           Clovis Community Bank Non-Statutory Stock Option Agreement.

10.7 Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997.

10.8 Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997.

10.9 Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997.

10.10 Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham.

10.11 Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald.

10.12 Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray.

10.13 Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers.

10.14 Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp.

10.15          Clovis Community Bank 1999 Senior Management Incentive Plan.

10.16 Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998.

10.17          Retirement Agreement between Clovis Community Bank and Donald H.
               Bruegman dated May 28, 1998.

10.18          [reserved]

10.19 Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000.

10.20 Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000.

10.21 Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000.

10.22 Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000.

10.23 Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham

10.24 Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald

10.25 Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray

10.26 Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers

10.27 Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp

10.28 Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000.

10.29 Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000.

10.30 Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000.

10.31 Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000.



11.            N/A

12.            N/A

13.            N/A

16             N/A

18             N/A

21             Subsidiaries.

22             N/A

23             Consent of Perry-Smith LLP.

24             N/A.

----------

(1) Attached as Exhibit 99.1 to Registration Rtatement No. 333-52384 on Form S-8 filed by the Registrant (the "2000 Plan S-8 Registration Statement") and incorporated herein by reference.

(2) Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the "1992 Plan S-8 Registration Statement") and incorporated herein by reference.