Form 10QSB
period 2001-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2001-05-14
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

             (Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

☐         TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000-31977

CENTRAL VALLEY COMMUNITY BANCORP
(Name of small business issuer in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number (559) 298-1775

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the May 9, 2001 date.
              1,302,957 shares

Transitional Small business Disclosure Format (check one)
Yes☒    No ☐

CENTRAL VALLEY COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

	(In Thousands Except Share Amounts)

ASSETS	March 31, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)

Cash and due from banks	$10,081	$18,448
Interest bearing deposits with other banks	100	100
Federal funds sold	6,100	4,528
Available for sale investment securities (book value of $63,849 at March 31, 2001 and $73,142 at December 31, 2000)	65,694	74,561
Loans less allowance for credit losses of $2,253 at March 31, 2001 and $2,047 at December 31, 2000	101,977	93,973
Equipment leased to others, net	2,165	2,626
Bank premises and equipment, net	1,962	1,879
Accrued interest receivable and other assets	5,592	6,052
Total assets	$193,671	$202,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$41,262	$46,189
Interest bearing	130,494	134,763
Total deposits	171,756	180,952
Notes payable	21	36
Accrued interest payable and other liabilities	2,266	2,508
Total liabilities	174,043	183,496

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding
Common stock, no par value; 20,000,000 shares authorized, 1,304,957 and 1,303,459 shares issued and outstanding at March 31, 2001 and December 31, 2000	6,447	6,466
Retained earnings	12,074	11,354
Accumulated other comprehensive income	1,107	851
Total shareholders’ equity	19,628	18,671
Total liabilities and shareholders’ equity	$193,671	$202,167

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2001 and 2000
(In Thousands Except Earnings Per Share Amounts)  (Unaudited)

	For the Three Months Ended March 31
	2001	2000
INTEREST INCOME:
Interest and fees on loans	$2,552	$2,041
Interest on Federal funds sold	57	95
Interest and dividends on investment securities:
Taxable	1,033	740
Exempt from Federal income taxes	118	121
Interest on deposits with other banks	2	1
Total interest income	3,762	2,998
INTEREST EXPENSE:
Interest on deposits	1,216	847
Other	11	35
Total interest expense	1,227	882
Net interest income before provision for credit losses	2,535	2,116
PROVISION FOR CREDIT LOSSES	463	50
Net interest income after provision for credit losses	2,072	2,066
NON-INTEREST INCOME:
Service charges	249	267
Rentals from equipment leased to others	345	377
Loan placement fees	42	25
Net realized gain on sales of investment securities	316	-
Other income	843	125
Total non-interest income	1,795	794
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,259	1,137
Occupancy and equipment	225	158
Depreciation and provision for losses on equipment leased to others	451	350
Other expense	809	692
Total non-interest expenses	2,744	2,337
Income from continuing operations before income taxes	1,123	523
INCOME TAX EXPENSE	400	174
Income from continuing operations after income taxes	723	349
DISCONTINUED OPERATIONS:
Loss from operations of Clovest less applicable Income tax benefit of $2 and $12 for the quarters ended March 31, 2001 and 2000, respectively.	(3)	(17)
Net income	$720	$332

Basic earnings per share from continuing operations	$0.55	$0.27
Diluted earnings per share from continuing operations	$0.54	$0.26
Basic earnings per share	$0.55	$0.26
Diluted earnings per share	$0.54	$0.25

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000
(In Thousands) (Unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$720	$332
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net loss from discontinued operations	3	17
Provision for credit losses	463	50
Allowance for residual losses on equipment leased to others	100
Depreciation, amortization and accretion, net	483	499
Net realized gains on sales of available-for-sale investment securities	(316)	0
Net increase (decrease) in deferred loan fees	47	(35)
Net decrease in accrued interest receivable and other assets	296	214
Net (decrease) increase in accrued interest payable and other liabilities	(223)	437
Net cash provided by operating activities from continuing operations	1,573	1,514
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(4,995)	(6,382)
Proceeds from sales and calls of available-for-sale investment securities	11,865	0
Proceeds from principal repayments and maturities of available for sale investment securities	2,705	1,717
Net increase in loans and leases	(8,513)	(1,150)
Purchase of premises, equipment and other real estate	(178)	(138)
Purchase of equipment leased to others	0	(1,616)
Net cash provided by (used in) investing activities from continuing operations	884	(7,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(7,899)	(2,345)
Net (decrease) increase in time deposits	(1,298)	2,878)
Increase in other borrowings	0	5,000
Payments on notes payable for equipment leased to others	(15)	(72)
Payment for stock purchased through Stock Repurchase Plan	(85)	0
Proceeds from exercise of stock options	48	0
Net cash (used in) provided by financing activities from continuing operations	(9,249)	5,461
CASH USED IN DISCONTINUED OPERATIONS	(4)	(30)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,796)	(624)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	23,077	23,009
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,281	$22,385
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Investing Activities:
Cash paid (refunded) for:	$1,235	$847
Interest expense
Income taxes	0	$(24)
Net change in unrealized gain (loss) on available-for-sale securities	$426	$(514)

CENTRAL VALLEY COMMUNITY BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the periods ended March 31, 2001 and 2000
(Unaudited) (Amounts in Thousands Except Share Amounts)

	Common Shares	Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Shareholders’ Equity	Comprehensive Income
Balance, January 1, 2000	1,303,459	$6,466	$9,737	$(387)	$15,816
Comprehensive income:
Net income			332		332	$332
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investment securities				(292)	(292)	(292)
Total comprehensive income						$40
Balance, March 31, 2000	1,303,459	$6,466	$10,069	$(679)	$15,856

Balance, January 1, 2001	1,303,459	$6,466	$11,354	$851	18,671
Comprehensive income:
Net income			720		720	$720
Other comprehensive income, net of tax:
Unrealized income on available-for-sale investment securities				256	256	256
Total comprehensive income						$976
Stock options exercised and related tax benefit	6,598	66			66
Stock repurchased	(5,100)	(85)			(85)
Balance, March 31, 2001	1,304,957	$6,447	$12,074	$1,107	$19,628

Disclosure of reclassification amount, net of taxes:			2001
Unrealized holding gains arising during the period			$458
Less reclassification adjustment for net gains included in net income			(202)
Net unrealized gains on available-for-sale investment securities			$256

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2001 and December 31, 2000, the results of its operations, changes in shareholders’ equity, and its cash flows for the three month periods ended March 31, 2001 and 2000 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2000.

2.          EARNINGS  (LOSS) PER SHARE

	For Quarters Ended March 31
EARNINGS (LOSS) PER SHARE	2001	2000
Basic earnings per share from continuing operations	$0.55	$0.27
Basic loss per share from discontinued operations	$0.00	($0.01)
Basic earnings per share	$0.55	$0.26
Diluted earnings per share from continuing operations	$0.54	$0.26
Diluted loss per share from discontinued operations	$0.00	($0.01)
Diluted earnings per share	$0.54	$0.25

             Weighted Average Number of Shares Outstanding

	For Quarter Ended March 31, 2001	For Quarter Ended March 31, 2000
Basic Shares	1,306,158	1,303,459
Diluted Shares	1,323,515	1,310,036

3.          LOANS

At March 31, 2001, December 31, 2000, and March 31, 2000, the Company’s recorded investment in loans that were considered to be impaired totaled $15,600,  $263,000, and $3,542,000, respectively.  The related allowance for credit losses on these impaired loans at March 31, 2001, December 31, 2000, and March 31, 2000 was $7,500, $62,000 and $813,000 respectively.

An analysis of the changes in the allowance for credit losses for the three month periods ended March 31, 2001 and 2000 is as follows:

	For the Three Months Ended March 31

	2001	2000

Balance, beginning of the year	$2,047,000	$2,236,000
Provision charged to operations	463,000	50,000
Losses charged to the allowance	(295,000)	(41,000)
Recoveries on loans previously charged off	38,000	575,000
Balance, end of period	$2,253,000	$2,820,000

4.          CASH EQUIVALENTS AND CASH FLOW REPORTING -The Company considers cash and cash equivalents to include cash and deposits in other banks and Federal funds sold.  Generally, Federal funds are purchased and sold for one-day periods.

5.          The Company’s Board of Directors approved a stock repurchase program effective March 1, 2001 to repurchase common stock up to $500,000 which represents approximately 3% of the outstanding shares.  The program expiration is February 28, 2002.

6.          Impact of New Financial Accounting Standard - In September 2000, the Financial Accounting Standards Board issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS 125 which was issued in June 1996.  The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee.  SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement.  SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  Management does not believe the adoption of this statement will have a significant impact on its financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s unaudited Consolidated Financial Statements, including the Notes, appearing elsewhere in this document.

All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and include, among other things, (1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality;  (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

Overview:

             For the ninth straight quarter, Central Valley Community Bancorp (OTC: CVCY) (the “Company”) has reported higher earnings each quarter.  Net income after losses from discontinued operations was $720,000 for the first quarter of 2001 compared to $332,000 in the same period of 2000.  The primary contributors to net income from continuing operations during the first three months of 2001 were a $419,000 increase in net interest income before provision for credit losses, a $1,001,000 increase in non-interest income partially offset by a  $413,000 increase in provision for credit losses and a $407,000 increase in non-interest expense and a $226,000 increase in tax expense.

             During the first three months of 2001, the Company recognized non-recurring income and one-time expenses.  Funds received as part of an insurance settlement and gains on sales of investments were partially offset by additions to the Bank’s provision for credit loss and provision for losses on equipment leased to others.  These events are described in more detail in discussions of non-interest income and non-interest expense in “Results of Operations”.

             The Bank added two new branches in 2000 and with the success of the staff in these branches and the emphasis on customer retention and cross selling skills to all of its employees, the Bank increased average deposits $29,981,000, or 20.7% in the first three months of 2001 compared to the first three months of 2000.   Additionally, the Bank’s restructure of credit functions, the focus on rebuilding its core business of making loans, and continuing to maintain the credit quality obtained in the past two years resulted in a $21,076,000 increase in average loan volumes, excluding nonaccrual loans.

             Average earning assets for the three month period ended March 31, 2001 were $174,626,000 compared to $142,992,000 for the same period in 2000.  The $31,634,000, or 22.1% increase can be mainly attributed to the increase in deposit volumes which provided the funding for the increase in volume of loans.

             The Company’s net interest margin decreased 11 basis points in the periods under review.  The net interest margin for the three month period ended March 31, 2001 was 5.81% compared to 5.92% for the same period in 2000.  The decrease can be partially attributed to the  declining rate environment; assets generally reprice more quickly than liabilities.  Comparing this declining rate environment to a rising rate environment experienced in the first three months of 2000, the “lag” or time lapse between repricing of loans and deposits becomes more evident.  West Coast prime rate declined 150 basis points in the first three months of 2001 from 9.5% at December 31, 2000 to 8.00% at March 31, 2001.  West Coast prime increased 50 basis points in the first three months of 2000 from 8.50% at December 31, 1999 to 9.00% at March 31, 2000.  The effective yield on loans for those same periods was 10.19% and 10.32%, respectively.  As the Bank’s prime rate decreased in 2001, the rate paid on deposits increased 54 basis points as deposit rate changes “lags” behind the immediate rate effect on loans priced to the prime rate.  The effective rate on interest bearing deposits for the first three months of 2001 was 3.67% compared to 3.13% in the same period 2000.

             Also in the first quarter of 2001, the Company announced the closure of the Bank’s Shaver Lake Branch effective June 1, 2001.  This remote rural location has been in operation for 19 years and has not been able to generate sufficient volumes to be profitable.  The Company endeavored to increase volumes through various avenues, but the limited businesses and seasonal population in the area could not provide the volume required.  The Company anticipates minor deposit declines as the deposits and other services are relocated to the Bank’s existing Foothill Branch.

             The Company’s Internet service which was completed in the fourth quarter of 2000, has been successful in offering customers another channel of delivery for banking services.  Approximately 10.6% of the deposit base has opted to add this delivery channel to the personal delivery of the branch system and telephone convenience of the Bankline system.

             The Company’s market focus for loans continues to concentrate on small to medium commercial business.  These loans offer diversification as to industries and types of business, thus limiting material exposure in any industry concentrations.  The Company offers both fixed and floating interest rate loans and obtains collateral in the form of real estate, deposit accounts, and accounts receivable, but looks to business cash flow as its primary source of repayment.

             The following table indicates outstanding loan balances by type at March 31, 2001 and their percentage to total loans.

Loan Type	March 31, 2001	% of total loans
Commercial & Industrial	$46,025,000	44.03%
Other Real Estate	33,563,000	32.11%
Real Estate Construction	16,051,000	15.35%
Consumer & Installment	7,644,000	7.31%
Agricultural	1,259,000	1.20%

             Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

             As described in further detail in the “Results of Operations” the Company has included discussions of any effects of the recent California energy shortage in the loan review and approval process.

             Average assets during the first three months of 2001 were $197,124,000 compared to  $164,791,000 for the same period of 2000, an increase of $32,333,000, or 19.6%.  Return on assets (ROA) and return on equity (ROE) for the periods under review are reflected in the following table.

	For the Quarter Ended March 31, 2001	For the Quarter Ended March 31, 2000
ROA after loss from discontinued operations	1.46%	0.81%
ROE after loss from discontinued operations	15.08%	8.36%
ROA before loss from discontinued operations	1.47%	0.85%
ROE before loss from discontinued operations	15.15%	8.80%

             The following table sets forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the quarters ended March 31, 2001 and 2000.  The average balances reflect daily averages except non-accrual loans that were computed using quarterly averages.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES
(Unaudited) (Dollars In Thousands)

	FOR THE THREE MONTHS ENDED March 31, 2001			FOR THE THREE MONTHS ENDED March 31, 2000
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning assets:
Interest-earning deposits in Other banks	$100	$2	6.65%	$100	$1	6.00%
Taxable securities	61,704	1,033	6.19%	47,930	740	6.19%
Tax exempt securities	8,515	118	5.54%	8,804	121	5.50%
Federal funds sold	4,106	57	5.55%	7,033	95	5.40%
Loans	100,201	2,552	10.19%	79,125	2,041	10.32%
Total interest-earning assets	174,626	3,762	8.62%	142,992	2,998	8.39%
Allowance for credit losses	(2,009)			(2,644)
Non-accrual loans	156			3,542
Cash and due from banks	12,634			10,512
Premises	1,819			1,505
Other non-earning assets	9,898			8,884

Total average assets	$197,124	$3,762		$164,791	$2,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$28,099	$36.51%		$29,001	$49	0.68%
MMDA accounts	40,642	396	3.90%	23,223	172	2.96%
Savings deposits	10,633	51	1.92%	12,829	63	1.96%
Time deposits	53,441	733	5.49%	45,386	563	4.96%
Federal funds borrowed	41	1	5.00%	67	1	5.97%
Other borrowed funds	741	10	5.40%	2,335	34	5.82%
Total interest-bearing liabilities	133,597	1,227	3.67%	112,841	882	3.13%
Non-interest bearing deposits	41,998			34,393
Other non-interest bearing liabilities	2,435			1,661
Shareholders’ equity	19,094			15,896
Total average liabilities and shareholders’ equity	$197,124	$1,227		$164,791	$882
Interest income and average rate earned on earning assets		$3,762	8.62%		$2,998	8.39%
Interest expense and average interest cost related to interest bearing liabilities		1,227	3.67%		882	3.13%
Net interest income and margin		$2,535	5.81%		$2,116	5.92%

Results of Operations for the First Quarter of 2001 Compared to the First Quarter of 2000:

             Net income for the first quarter of 2001 was $720,000 compared to  $332,000 for the first quarter of 2000, a $388,000, or 116.9% increase.  The increase in net income between the periods resulted from increases in net interest income before provision for credit losses and non-interest income which were partially offset by increases in provisions for credit losses, non-interest expenses, and tax expense.

             Interest income from loans increased 25.0%, or $511,000, in the periods under review as average total loan volumes increased 21.4% to $100,357,000 for the first quarter of 2001 compared to $82,667,000 for the first quarter of 2000.  The  $17,690,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to rebuild its core business with the introduction of new products, experienced personnel, and emphasis on business development and customer retention.  The Bank added a business development SBA officer and an experienced agricultural lending officer in the first quarter of 2001 to complement its existing staff of experienced commercial lenders.  The Company’s loan to deposit ratio at March 31, 2001 was 60.7% compared to 55.4% at March 31, 2000.  While the loan portfolio continues to increase, total deposits also increased which lessened the impact of loan growth on the loan to deposit ratio.

             A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing its loans.  West Coast prime averaged 8.51% for the first quarter of 2001 compared to 8.91% for the first quarter of 2000.  Average yield on loans (excluding non-accrual loans) was 10.19% for the three month period of 2001 compared to 10.32% in the same period of 2000.

             Non-accrual loans at March 31, 2001 were $156,000 compared to  $3,542,000 at March 31, 2000.  One commercial borrowing relationship represented 84.2% of the total non-accrual loans at March 31, 2000.  The ratio of non-accrual loans to total loans improved significantly declining to 0.1% at March 31, 2001 compared to 4.4% at March 31, 2000.

             The designation of a loan as non-accrual for financial reporting purposes does not relieve the borrower of its obligation to pay interest.  Accordingly, the Company may ultimately recover all or a portion of the interest due on these nonaccrual loans.  A non-accrual loan returns to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured.

             The investment policy of the Company is established by the Board of Directors and implemented by the Bank Board’s Asset/Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable the Company to meet its pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Company’s lending activities.

             Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks increased 26.4% in the periods under review.  The level of this rate of increase can be expected to decline as loan growth continues.  Average investment securities including interest-bearing deposits in other banks and Federal funds sold increased 16.5%, or $10,558,000, to $74,425,000 for the first quarter of 2001 compared to $63,867,000 for the first quarter of 2000.  The increase in volume is the cumulative result of the $17,690,000 increase in loan volumes and a $29,981,000 increase in deposit volumes.  Average Federal funds sold decreased 41.6% in the periods under review as the Bank sought higher yielding alternatives in a declining interest rate environment.  Average Federal funds sold for the first quarter of 2001 was $4,106,000 compared to $7,033,000 for the first quarter of 2000.  The effective yield of the investment portfolio, including Federal funds sold and interest-bearing deposits in other banks, for the first quarter of 2001 was 6.5% compared to 6.0% for the same period of 2000.

             A significant portion of the new investment purchases has been in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  These securities typically provide a higher yield than U.S. Treasuries, government agencies, and municipal investments.  The Bank held $36,558,000 in CMOs and MBS at March 31, 2001 compared to $36,785,000 at March 31, 2000, or 57.2% of the total investment portfolio compared to 62.0%, respectively.  As further discussed below, the Bank sold approximately $9,549,000 in investment securities in the first quarter of 2001 for liquidity purposes which resulted in a $316,000 net realized gain on sale of investment securities.

             Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.

             The Bank recognizes the interest rate risk and prepayment risks associated with MBS and CMOs.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The Bank has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio.  At March 31, 2001 and 2000, the Company’s market risk was moderately higher in an increasing interest rate environment versus a decreasing interest rate environment.   With an immediate rate increase of 200 basis points, the estimated decrease in the market value of the Company’s investment portfolio would be  $4,416,000.  Conversely, with an immediate rate decrease of 2000 basis points, the estimated increase in the market value of the Company’s investment portfolio would be  $2,543,000.  While an immediate shock of 200 basis points is highly unlikely as rates tend in change in 25 to 50 point increments over a period of time, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements.  Using those same interest rate changes, at March 31, 2001, the Company could realize a duration (duration being the average life of the maturities of the investments, in simplified terms) of 3.42 years in interest rates up 200 basis points compared to 2.32 years in interest rates down 200 and 3.23 years with interest rates remaining unchanged.

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

             Interest expense for the first quarter of 2001 was $1,227,000 compared to  $882,000 for the first quarter of 2000.  This $345,000, or 39.1%, increase can be partially attributed to the increase of $22,376,000 in average interest bearing deposits in the periods under review.  Significant contributors to the deposit volume increase were the two new branches the Bank opened in 2000.

             Another contributor to the increase in interest expense was interest rates.  The effective rate on interest bearing deposits was 3.66% for the first three months of 2001 compared to 3.07% for the same period 2000.  Again, the dynamics of the “lag” previously discussed, reflect higher effective rates on deposits as decreases in deposit rates “lag” behind decreases in loan rates.

             If interest rates continue their downward movement in the remainder of 2001, the Company could continue to experience restraints on incremental decreases in the rates paid on deposit products for each decrease in the Federal funds rate.  Additionally, the interest rate risk could increase as depositors are reluctant to accept lower deposit rates and search for higher yields in other investment products outside of the Company.  Conversely, if interest rates were to increase, the Company could benefit for the immediate increase in loan rates without comparable increases to deposit rates.

             The following table indicates the average balances of interest-bearing deposit products, the percentage to total deposits, and the effective rate.

(Dollars in Thousands)	Quarter Ended March 31, 2001			Quarter Ended March 31, 2000
	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate
NOW Accounts	$28,099	16.08%	0.51%	$29,001	20.02%	0.68%
MMDA Accounts	40,642	23.25%	3.90%	23,223	16.03%	2.96%
Time Deposits	53,441	30.57%	5.49%	45,386	31.34%	4.96%
Savings Accounts	10,633	6.08%	1.92%	12,829	8.86%	1.96%

Total interest-bearing	132,815	75.98%	3.66%	110,439	76.25%	3.07%

Non-interest bearing	41,998	24.02%		34,393	23.75%
Total Deposits	$174,813	100.0%		$144,832	100.0%

             Other interest expense decreased in the periods under review.  The Company utilized its Federal Home Loan Bank credit line in the first quarter of 2000 in anticipation of liquidity needs.  Liquidity needs for the first quarter of 2001 were met by the sale of certain investment securities previously mentioned.

             Net interest income before provision for credit losses for the first quarter of 2001 was $2,535,000 compared to  $2,116,000 for the first quarter of 2000, an increase of $419,000, or 19.8%.  The increase in net interest income can be mainly attributed to the increase in loan and investment interest income mentioned above.

             The Company provides for possible credit losses by a charge to operating income based upon the composition of the loan portfolio, past delinquency levels, losses and non-performing assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning bank asset is not warranted.

             The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  Management has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Officer (CCO), who reviews the grades for accuracy.  The risk grading and reserve allocation is analyzed periodically by a third party credit reviewer and by various regulatory agencies.

             The CCO sets the specific reserve for all adversely risk-graded credits quarterly.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to all credits that are not adversely graded.

             The allowance for credit losses is reviewed at least quarterly by the Audit Committee and by the Board of Directors.  Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors. The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio segments, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or the Company’s own internal review process.  Additions are also required when, in management’s judgement, the reserve does not properly reflect the portfolio’s potential loss exposure.

             Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate Company’s potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

             Due to a significant charge off of one commercial loan and the current energy challenge in California, the Company added $463,000 to the allowance for credit losses in the first quarter of 2001.  In the first quarter of 2000, $50,000 was added to the allowance.  In the first quarter of 2001, the Company began reviewing the effects of increased energy costs and effects of possible black-outs with each new borrower as well as at any credit renewal.  The ratio of net credit losses to total average loans outstanding was 0.26% for the first quarter of 2001 compared to net credit recovery of 0.65% for the same period in 2000.  Net charge offs for the first quarter of 2001 were $257,000 compared to net recoveries of $534,000 for the same period in 2000.  As stated above, the majority of the charge offs for 2001 were the result of one commercial borrower.  The recoveries of 2000 primarily related to a previously charged off agricultural relationship.

             Net interest income after the provision for credit losses increased $6,000, or 0.3% in the periods under review.

             Non-interest income includes fees, charges and other income as well as any gain or loss on securities transactions.

             Non-interest income increased $1,001,000 or 126.1%, to $1,795,000 in the first quarter of 2001 compared to $794,000 in the first quarter of 2000.  The major contributors to the increase were net realized gain on sales of investment securities and other income.

             Service charge income decreased $18,000, or 6.7%, in the first quarter of 2001 compared to 2000.  The decrease can mainly be attributed to courier costs related to a large deposit customer.

             Rentals from equipment leased to others decreased $32,000, or 8.5%, in the first quarter of 2001 compared to first quarter 2000.  The decrease is mainly the result of two matured leases which do not currently provide monthly income.  Average equipment leased to others was $2,455,000 for the first quarter of 2001 compared to $2,935,000 for the same period of 2000, or a 16% decrease.

             The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased 68.0% in the first quarter of 2001 compared to the same period in 2000.  This $17,000 increase may be attributed to the declining interest rate environment of the first three months of 2001 compared to the rising interest rate environment of the first three months of 2000.  The national average for 30 year fixed rate mortgages at March 31, 2001 was 6.72% compared to 7.97% at March 31, 2000.  The declining rate environment can provide refinancing and new home purchase opportunities for the consumer.

             As previously referenced, the Company sold approximately $9,549,000 in investment securities in the first quarter of 2001 due to liquidity needs.  The Company has held investment securities in lieu of higher yielding loans due to low to moderate loan demand.  As interest rates decline, market values on investments can increase.  This function of the market created an opportunity for the Bank to invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace to provide the needed liquidity.  The result of the sale of investment securities created needed liquidity for the loan growth and provided a $316,000 net realized gain on sale of investment securities.  Future sales of investments may not be expected to generate the same gain, as market values of investments in a rising rate environment tend to decrease which could result in a loss on sale of investments.

             Other income increased $718,000 in the periods under review.  The majority of the increase was the result of an insurance settlement.  No further settlements are anticipated.  The terms and conditions related to this settlement are confidential.

             Non-interest expenses include salaries, furniture, fixture and premise depreciation and expenses, and other operating expenses including loss on sale of assets.

             Non-interest expense for the first quarter of 2001 increased $407,000, or 17.4%, compared to the same period of 2000.  Increases in all major components reflect in the overall increase.

             Salaries and benefits increased $122,000, or 10.7%, in the first quarter of 2001 compared to the same period in 2000.  General salary increases and additions of personnel in the second half of 2000, and reflected in the first quarter 2001 balances, are the major components of the increase.  The increases in personnel were mainly due to the opening of the two new branches and are in line with the Company’s overall strategic plan for growth and development.

             Occupancy and equipment increased $67,000 or 42.4% in the periods under review.  In 2000, the Company added two new branches, relocated two branches, remodeled three buildings, installed a new telephone system, and began offering Internet banking services.  All of these projects are reflected in the increase in the first quarter 2001 expenses.

             Depreciation and provision for losses on equipment leased to others increased 28.9% in the periods under review.  The major contributor to the $101,000 increase was a $100,000 addition to the provision for losses on equipment leased to others.  As mentioned previously, two of the leases have matured and while the depreciation expense continues, the leases are currently providing no additional income.  At the maturity of each equipment lease, a gain or loss of residual value is based upon the ability to either sell the equipment or extend the lease.  One of the matured leases appears to have the potential for resale.  The second equipment lease’s ability for either resale or extension is undetermined at this time; therefore, the Company recognized the need for a prudent addition to the provision.  The Bank has no plans to increase this portfolio in the near future.

             Expenses that contributed to the $117,000, or 16.9%, increase in other non-interest expense in the periods under review is as follows:

	For Quarter Ended March 31, 2001	For Quarter Ended March 31, 2000	$ change
Armored courier	4,000	7,000	(3,000)
Auditing	53,000	46,000	7,000
Check printing charges	12,000	14,000	(2,000)
Computer software expense	12,000	19,000	(7,000)
Consulting expenses	26,000	6,000	20,000
Data Processing	80,000	65,000	15,000
Director fees/deferred compensation	52,000	36,000	16,000
Donations	15,000	10,000	5,000
Education/Training	3,000	19,000	(16,000)
Item processing	97,000	84,000	13,000
IBT license fees	9,000	15,000	(6,000)
Internet banking expenses	7,000	-0-	7,000
Legal fees	33,000	42,000	(9,000)
Loan related expenses	19,000	2,000	17,000
Membership expenses	1,000	12,000	(11,000)
Miscellaneous	6,000	2,000	4,000
Postage	27,000	32,000	(5,000)
Personnel expenses	6,000	3,000	3,000
Regulatory assessments	14,000	24,000	(10,000)
Service charge expenses	6,000	1,000	5,000
Stationery/Supplies	31,000	37,000	(6,000)
Subscriptions	6,000	3,000	3,000
Telephone expense	22,000	17,000	5,000
Operating losses	12,000	5,000	7,000
Provision for investment losses	15,000	-0-	15,000
Expenses related to holding company	50,000	-0-	50,000

             The increase in auditing and accounting fees can be partially attributed to contracted services for the facilitation of strategic planning meetings and additional required examinations related to the Company’s Information System and interest rate risk areas.  Data processing increases are due to increases in the volume of transactions as well as base charge increases that were in effect the last half of 2000.  Item processing expenses are higher due to the increased volume of deposit accounts.  Increases in consulting and loan related expense can be attributed to the independent appraisal of equipment leased to others and an operations assessment.  The increase to provision for investment losses relates to a provision established by the Company to offset any potential losses on sales of securities in an unfavorable market value environment.

             The Company’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.  The ratio at March 31, 2001 was 62.1% compared to 81.3% at March 31, 2000.  This ratio states for every dollar of income generated, the cost of that income was 62.1 cents for the quarter ended March 31, 2001 and 81.3 cents for the quarter ended March 31, 2000.  The lower ratio for March 31, 2001 is partially affected by the non-recurring income items discussed above.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio.

             Income from continuing operations before income tax expense was $723,000 for the first quarter of 2001 compared to $349,000 for the first quarter of 2000.  Net income after taxes and discontinued operations (Clovest) was $720,000 compared to $332,000 in the periods under review.

Capital Resources:

             Total shareholders’ equity at March 31, 2001 was $19,628,000 compared to $18,671,000 at December 31, 2000 and $15,856,000 at March 31, 2000.  Reflected in the change is the accumulated other comprehensive income which reflects the effect to equity of the unrealized gain or loss on available for sale securities.  Accumulated other comprehensive income at March 31, 2001 was $1,107,000 compared to $851,000 at December 31, 2000, and accumulated other comprehensive loss of $679,000 at March 31, 2000.

             The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated average assets and risk-weighted assets of the Company and the average assets and risk-weighted assets of the Bank are not materially different at March 31, 2000.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of March 31, 2001.

             In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Tier 1 capital is comprised of common shareholders’ equity as modified by certain regulatory adjustments such as intangible assets, deferred taxes, and the effects of other comprehensive income (loss).  The Bank continues to maintain capital levels well above the minimum capital requirements under current capital adequacy regulations.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

             The Company announced its intent to purchase up to $500,000, or approximately 3%, of its common stock through a stock repurchase plan that became effective March 1, 2001.  The program expires February 28, 2002.

             The following table presents the Company’s capital ratios as of March 31, 2001 and December 31, 2000.

Total as of March 31, 2001(Unaudited)	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$20,042,000	16.2%	$12,369,000	10.0%	$9,895,000	8.0%
Tier 1 Capital (to risk weighted assets)	$18,487,000	15.0%	$7,422,000	6.0%	$4,948,000	4.0%
Tier 1 Capital (to average assets)	$18,487,000	9.4%	$9,855,000	5.0%	$7,884,000	4.0%

Total as of December 31,2000
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$19,282,000	16.2%	$11,933,000	10.0%	$9,546,000	8.0%
Tier 1 Capital (to risk weighted assets)	$17,784,000	14.8%	$7,160,000	6.0%	$4,773 ,000	4.0%
Tier 1 Capital (to average assets)	$17,784,000	9.1%	$9,739,000	5.0%	$7,792,000	4.0%

             Risk-weighted assets at March 31, 2001 were $123,693,000 compared to $119,329,000 at December 31, 2000.  Average quarterly assets less regulatory adjustments were $197,100,000 at March 31, 2001 and $194,789,000 at December 31, 2000.

Liquidity Management

             The object of liquidity management is to maintain cash flow adequate to fund the Bank’s operations and to meet obligations and other commitments on a timely and cost effective basis.  In assessing liquidity, historical information such as seasonal demand, local economic cycles, and the economy in general are considered, along with current ratios, management goals, and unique characteristics of the Company.  Management accomplishes this objective through the selection of asset and liability maturity mixes that it believes will meet the Company’s needs.

             Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities, averaged $87,059,000 for the first quarter of 2001, or 44.2% of average assets, compared to $74,379,000, or 45.1% of average assets for the first quarter of 2000.  The ratio of average liquid assets to average demand deposits was 207.3% for the first quarter of 2001 compared to 216.3% for the first quarter of 2000.  The changes in the liquidity ratios are driven mainly by loan and deposit volumes and short-term borrowings.  As previously stated the Bank sold approximately $9,549,000 in available for sale securities in the first quarter of 2001 for the purpose of liquidity compared to the short-term borrowings from the Federal Home Loan Bank (FHLB) of $5,000,000 in the first quarter of 2000.  The Bank’s loan to deposit ratio at March 31, 2001 was 60.7% compared to 55.4% at March 31, 2000.

             Unpledged investment securities may also provide liquidity.  At March 31, 2001 $49,136,000 in unpledged investments were available as collateral for borrowing.  Additionally, maturing loans can provide liquidity.  At March 31, 2001, approximately $13,819,000 in loans was scheduled to mature within the next ninety days.

             The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $6,900,000 at March 31, 2001 and $2,900,000 at December 31, 2000, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at March 31, 2001 and December 31, 2000 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,400,000 and $4,520,000 and market values totaling $3,383,000 and $4,535,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at March 31, 2001, and December 31, 2000 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $881,000 and $5,788,000, respectively and market values totaling $895,000 and $5,773,000, respectively.  The amount of the credit line varies according to the Bank’s investment and loan portfolio make-up.  At March 31, 2001 and December 31, 2000, the Bank had no outstanding balances on these credit lines.

             PART II OTHER INFORMATION

ITEM 5             Other information

                           None

ITEM 6             Exhibits and Reports on Form 8-K

(a)	On February 28, 2001, the Company filed a Current Report on Form 8-K under Item 5 announcing its adoption of a program to affect repurchases of the Company’s common stock (the “Program”). The Current Report included as an exhibit the press release issued by the Company announcing the Program. No financial statements were required or included.”

             SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CENTRAL VALLEY COMMUNITY BANCORP

Date	May 11, 2001

By	/s/Daniel J. Doyle
Daniel J. Doyle, CEO

Date	May 11, 2001
By	/s/G. Graham
G. Graham, Chief Financial Officer