Form 10QSB
period 2001-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2001-08-13
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP
(Name of small business issuer in its charter)

California	77-0539125

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612

(Address of principal executive offices)	(Zip code)

(559) 298-1775

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒   No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2001. 1,301,657 shares

Transitional Small business Disclosure Format (check one)
Yes    ☐        No    ☒

CENTRAL VALLEY COMMUNITY BANCORP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

	(In Thousands Except Share Amounts)

	June 30, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)

ASSETS

Cash and due from banks	$14,394	$18,448
Interest bearing deposits with other banks	100	100
Federal funds sold	9,172	4,528
Available for sale investment securities (book value of $58,830 atJune 30, 2001 and $73,142 at December 31, 2000)	60,450	74,561
Loans less allowance for credit losses of $2,299 at June 30, 2001 and $2,047 at December 31, 2000	109,057	93,973
Equipment leased to others, net	1,881	2,626
Bank premises and equipment, net	1,900	1,879
Accrued interest receivable and other assets	6,312	6,052

Total assets	$203,266	$202,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$46,210	$46,189
Interest bearing	134,120	134,763

Total deposits	180,330	180,952
Notes payable	5	36
Accrued interest payable and other liabilities	2,949	2,508

Total liabilities	183,284	183,496

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding
Common stock, no par value; 20,000,000 shares authorized, 1,300,657 and 1,303,459 shares issued and outstanding at June 30, 2001 and December 31, 2000	6,375	6,466
Retained earnings	12,575	11,354
Accumulated other comprehensive income	1,032	851

Total shareholders’ equity	19,982	18,671

Total liabilities and shareholders’ equity	$203,266	$202,167

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2001 and 2000

	For the Three Months		For the Six Months

(In thousands except earnings per share amounts) (Unaudited)	Ended June 30		Ended June 30

	2001	2000	2001	2000

INTEREST INCOME:
Interest and fees on loans	$2,541	$2,141	$5,093	$4,182
Interest on Federal funds sold	83	184	140	279
Interest and dividends on investment securities:
Taxable	860	796	1,893	1,536
Exempt from Federal income taxes	118	121	236	242
Interest on deposits with other banks	1	2	3	3

Total interest income	3,603	3,244	7,365	6,242

INTEREST EXPENSE:
Interest on deposits	1,103	961	2,319	1,810
Other	-	72	11	105

Total interest expense	1,103	1,033	2,330	1,915

Net interest income before provision for credit losses	2,500	2,211	5,035	4,327
PROVISION FOR CREDIT LOSSES	35	-	497	50

Net interest income after provision for credit losses	2,465	2,211	4,538	4,277

NON-INTEREST INCOME:
Service charges	316	270	565	536
Rentals from equipment leased to others	344	398	689	776
Loan placement fees	54	48	96	73
Net realized gain on sales of investment securities	55	-	371	-
Other income	221	142	1,064	267

Total non-interest income	990	858	2,785	1,652

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,328	1,190	2,587	2,326
Occupancy and equipment	226	199	451	357
Depreciation and provision for losses on equipment leased to others	301	375	752	725
Other expense	796	784	1,605	1,477

Total non-interest expenses	2,651	2,548	5,395	4,885

Income from continuing operations before income taxes	804	521	1,928	1,044
INCOME TAX EXPENSE	274	158	674	332

Income from continuing operations after income taxes	530	363	1,254	712
DISCONTINUED OPERATIONS:
(Loss) income from operations of Clovest less applicable income tax (benefit) expense of $(20) and $4 for the quarters ended June 30, 2001 and 2000, respectively and $(22) and $(7) for the six months ended June 30, 2001 and 2000, respectively	(30)	6	(33)	(11)

Net income	$500	$369	$1,221	$701

Basic earnings per share from continuing operations	$0.41	$0.28	$0.96	$0.55

Diluted earnings per share from continuing operations	$0.40	$0.28	$0.94	$0.54

Basic earnings per share	$0.39	$0.28	$0.93	$0.54

Diluted earnings per share	$0.38	$0.28	$0.92	$0.53

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(In Thousands) (Unaudited)

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,221	$701
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net loss from discontinued operations	33	11
Provision for credit losses	497	50
Allowance for residual losses on equipment leased to others	100	-
Depreciation, amortization and accretion, net	939	997
Net realized gains on sales of available-for-sale investment securities	(371)	-
Gain on sale of fixed assets, other real estate and equipment leased to others	(58)	(27)
Net increase (decrease) in deferred loan fees	80	(1)
Net decrease in accrued interest receivable and other assets	124	585
Net increase in accrued interest payable and other liabilities	459	370

Net cash provided by operating activities from continuing operations	3,024	2,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(7,956)	(7,397)
Proceeds from sales and calls of available-for-sale investment securities	15,307	-
Proceeds from principal repayments and maturities of available-for-sale investment securities	7,208	3,497
Net increase in loans and leases	(15,662)	(4,696)
Purchase of premises, equipment and other real estate	(212)	(474)
Proceeds from sale of premises, equipment and other real estate	58	70
Purchase of equipment leased to others	-	(1,616)
Purchase of single premium life insurance	(327)	(1,523)

Net cash used in investing activities from continuing operations	(1,584)	(12,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	2,029	4,241
Net (decrease) increase in time deposits	(2,651)	4,778
Increase in other borrowings	-	2,000
Payments on notes payable for equipment leased to others	(31)	(145)
Payment for stock purchased through Stock Repurchase Plan	(159)	-
Proceeds from exercise of stock options	51	-

Net cash (used in) provided by financing activities from continuing operations	(761)	10,874

CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(89)	614

NET INCREASE IN CASH AND CASH EQUIVALENTS	590	2,305
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	23,076	23,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,666	$25,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refunded) for:
Interest expense	$2,367	$1,855
Income taxes	$60	$(138)
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale securities	$201	$28

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the periods ended June 30, 2001 and 2000
(Unaudited) (Amounts in Thousands Except Share Amounts)

	Common	Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Shareholders’ Equity	Comprehensive Income

	Shares	Amount

Balance, January 1, 2000	1,303,459	$6,466	$9,737	$(387)	$15,816
Comprehensive income:
Net income			701		701	$701
Other comprehensive income net of tax:
Unrealized gain on available-for-sale investment securities				20	20	20

Total comprehensive income						$721

Balance, June 30, 2000	1,303,459	$6,466	$10,438	$(367)	$16,537

Balance, January 1, 2001	1,303,459	$6,466	$11,354	$851	$18,671
Comprehensive income:
Net income			1,221		1,221	$1,221
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investment securities				181	181	181

Total comprehensive income						$1,402

Stock options exercised and related tax benefit	6,798	69			69
Stock repurchased	(9,600)	(159)			(159)

Balance, June 30, 2001	1,300,657	$6,375	$12,575	$1,032	$19,982

Disclosure of reclassification amount, net of taxes:			2001

Unrealized holding gains arising during the period			$422
Less reclassification adjustment for net gains included in net income			(241)

Net unrealized gains on available-for-sale investment securities			$181

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2001 and December 31, 2000, the results of its operations for the three month and six month periods June 30, 2001 and 2000 and the changes in shareholders’ equity and its cash flows for the six month periods ended June 30, 2001 and 2000 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2000.

2.          EARNINGS (LOSS) PER SHARE

	For Quarters Ended June 30
EARNINGS (LOSS) PER SHARE	2001	2000

Basic earnings per share from continuing operations	$0.41	$0.28
Basic loss per share from discontinued operations	$(0.02)	$0.00

Basic earnings per share	$0.39	$0.28

Diluted earnings per share from continuing operations	$0.40	$0.28
Diluted loss per share from discontinued operations	$(0.02)	$0.00

Diluted earnings per share	$0.38	$0.28

Weighted Average Number of Shares Outstanding

	For Quarter Ended June 30, 2001	For Quarter Ended June 30, 2000

Basic Shares	1,301,357	1,303,459
Diluted Shares	1,335,689	1,315,036

	For Six Months Ended June 30

EARNINGS (LOSS) PER SHARE	2001	2000

Basic earnings per share from continuing operations	$0.96	$0.55
Basic (loss) earnings per share from discontinued operations	$(0.02)	$0.01

Basic earnings per share	$0.94	$0.54

Diluted earnings per share from continuing operations	$0.94	$0.54
Diluted (loss) earnings per share from discontinued operations	$(0.02)	$0.01

Diluted earnings per share	$0.92	$0.53

Weighted Average Number of Shares Outstanding

	For Six Months Ended June 30, 2001	For Six Months Ended June 30, 2000

Basic Shares	1,303,757	1,303,459
Diluted Shares	1,329,602	1,312,859

3.          LOANS - At June 30, 2001, the amount of impaired loans was immaterial.  At December 31, 2000 and June 30, 2000, the Company’s recorded investment in loans that were considered to be impaired totaled $263,000, and $2,819,000, respectively.  The related allowance for credit losses on these impaired loans at December 31, 2000, and June 30, 2000 was $62,000 and $619,000 respectively.

An analysis of the changes in the allowance for credit losses for the three and six-month periods ended June 30, 2001 and 2000 is as follows:

	For the Six Months Ended June 30

	2001	2000

Balance, beginning of the year	$2,047,000	$2,236,000
Provision charged to operations	497,000	50,000
Losses charged to the allowance	(328,000)	(667,000)
Recoveries on loans previously charged off	83,000	843,000

Balance, end of period	$2,299,000	$2,462,000

4.          CASH EQUIVALENTS AND CASH FLOW REPORTING -The Company considers cash and cash equivalents to include cash and deposits in other banks and Federal funds sold.  Generally, Federal funds are purchased and sold for one-day periods.

5.          STOCK REPURCHASE PROGRAM - The Company’s Board of Directors approved a stock repurchase program effective March 1, 2001 to repurchase common stock up to $500,000 which represents approximately 3% of the outstanding shares.  The program expiration is February 28, 2002.  As of June 30, 2001, 9,600 shares have been repurchased for a total of $159,063.

6.          IMPACT OF NEW FINANCIAL ACCOUNTING STANDARDS - In September 2000, the Financial Accounting Standards Board issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS 125 which was issued in June 1996.  The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee.  SFAS 140 resolves implementation issues which arose as a result of SFAS 125, but carries forward most of the provisions of the original statement.  SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  Management does not believe the adoption of this statement will have a significant impact on its financial statements.

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

Overview:

             Central Valley Community Bancorp (OTC: CVCY) (the “Company”) reported net income after losses from discontinued operations of $1,221,000 for the first half of 2001 compared to $701,000 in the same period of 2000.  The primary contributors to net income from continuing operations during the first half of 2001 were a $708,000 increase in net interest income before provision for credit losses, a $1,133,000 increase in non-interest income partially offset by a  $447,000 increase in provision for credit losses, a $510,000 increase in non-interest expense and a $342,000 increase in tax expense.

             During the first half of 2001, the Company recognized certain non-recurring income and one-time expenses.  Funds received as part of an insurance settlement and gains on sales of investments were partially offset by additions to the Bank’s provision for credit loss and provision for losses on equipment leased to others.  These events are described in more detail in discussions of non-interest income and non-interest expense in “Results of Operations”.

             The Bank added two new branches in 2000 and thanks to the success of the staff in these branches and the emphasis on customer retention and cross selling skills to all of its employees, the Bank increased average deposits $27,414,000, or 18.5%, in the first half of 2001 compared to the first half of 2000.  Additionally, the Bank’s restructure of credit functions, the focus on rebuilding its core business of making loans, and continuing to maintain the improved credit quality achieved in the past two years resulted in a $22,864,000 increase in average loans, excluding nonaccrual loans.

             Average earning assets for the six months ended June 30, 2001 were $175,339,000 compared to $147,612,000 for the same period in 2000.  The $27,727,000, or 18.8% increase can be mainly attributed to the increase in deposit volumes which provided the funding for the increase in the volume of loans.

             The Company’s net interest margin decreased 12 basis points in the periods under review.  The net interest margin for the six-month period ended June 30, 2001 was 5.74% compared to 5.86% for the same period in 2000.  The decrease can be partially attributed to the declining rate environment and the fact that assets generally reprice more quickly than liabilities.  Comparing this declining rate environment to the rising rate environment experienced in the first six months of 2000, the “lag” or time lapse between repricing of loans and deposits becomes more evident.  West Coast prime rate declined 275 basis points in the first six months of 2001 from 9.5% at December 31, 2000 to 6.75% at June 30, 2001.  West Coast prime increased 100 basis points in the first six months of 2000 from 8.50% at December 31, 1999 to 9.50% at June 30, 2000.  The effective yield on loans for those same periods was 9.87% and 10.41%, respectively.  As the Bank’s reference rate, which is generally tied to West Coast prime rate, decreased in 2001, the rate paid on deposits increased 19 basis points as deposit rate changes “lag” behind the immediate rate effect on loans priced to the prime rate.  The effective rate on interest bearing deposits for the first six months of 2001 was 3.49% compared to 3.30% for the same period in 2000.  However, the Bank’s introduction of a Premium Money Market account in the latter half of 2000 also had a significant impact on the effective rate of deposit products in 2001as described below.

             Also in the first half of 2001, the Company closed the Bank’s Shaver Lake Branch effective June 1, 2001.  This remote rural location had been in operation for 19 years and had not been able to generate sufficient volumes to be profitable.  The Company endeavored to increase volumes through various avenues, but the limited businesses and seasonal population in the area could not provide the volume required.  The Company realized minor declines in deposits and other services which were relocated to the Bank’s existing Foothill Branch.

             The Company’s Internet Banking services, which were completed in the fourth quarter of 2000, have been successful in offering customers another channel of delivery for banking services.  Approximately 10% of the deposit base have opted to add this delivery channel to the personal delivery of the branch system and telephone convenience of the Bankline system.

             The Company’s market focus for loans continues to concentrate on small to medium commercial businesses.  These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations.  The Company offers both fixed and floating interest rate loans and obtains collateral in the form of real estate, deposit accounts, and accounts receivable, but looks to business cash flow as its primary source of repayment.

             The following table indicates outstanding loan balances by type at June 30, 2001 and their percentage to total loans.

Loan Type	June 30, 2001	% of total loans

Commercial & Industrial	48,384,000	43.4%
Commercial Real Estate	33,952,000	30.5%
Real Estate Construction	13,611,000	12.2%
Consumer & Installment	12,056,000	10.8%
Agricultural	3,354,000	3.0%

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

             As described in further detail in the “Results of Operations”, the Company has included discussions of any effects of the recent California energy shortage in the loan review and approval process.

             Average assets during the first six months of 2001 were $197,620,000 compared to  $169,440,000 for the same period of 2000, an increase of $28,180,000, or 16.6%.  Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following tables.

	For the Quarter Ended June 30, 2001	For the Quarter Ended June 30, 2000

ROA after loss from discontinued operations	1.01%	0.85%
ROE after loss from discontinued operations	10.97%	9.28%
ROA before loss from discontinued operations	1.07%	0.83%
ROE before loss from discontinued operations	11.63%	9.13%

	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000

ROA after loss from discontinued operations	1.24%	0.83%
ROE after loss from discontinued operations	12.73%	8.75%
ROA before loss from discontinued operations	1.27%	0.84%
ROE before loss from discontinued operations	13.07%	8.89%

The tables on the following pages set forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the quarters ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000.  The average balances reflect daily averages except non-accrual loans that were computed using quarterly and year-to-date averages.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES
(Unaudited) (Dollars In Thousands)

	FOR THE THREE MONTHS ENDED June 30, 2001			FOR THE THREE MONTHS ENDED JUNE 30, 2000

	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE

ASSETS
Interest-earning assets:
Interest-earning deposits in other banks	$100	$1	4.00%	$100	$2	6.25%
Taxable securities	52,968	860	6.49%	50,063	796	6.36%
Non-taxable securities	8,506	118	5.55%	8,804	121	5.50%
Federal funds sold	8,169	83	4.06%	11,728	184	6.28%
Loans	106,197	2,541	9.57%	80,813	2,141	10.60%

Total interest-earning assets	175,940	3,603	8.19%	151,508	3,244	8.56%
Allowance for credit losses	(2,251)			(2,882)
Non-accrual loans	147			3,473
Cash and due from banks	12,757			11,284
Premises	1,905			1,500
Other non-earning assets	9,613			9,191

Total average assets	$198,111	$3,603		$174,074	$3,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$28,027	$32	0.46%	$27,341	$48	0.70%
MMDAs	41,980	358	3.41%	26,102	202	3.10%
Savings deposits	10,803	40	1.48%	12,534	60	1.91%
Time deposits	52,414	673	5.14%	49,030	651	5.31%
Federal funds borrowed	15	-	0.00%	4	-	5.50%
Other borrowed funds	-	-	-	4,552	72	6.33%

Total interest-bearing liabilities	133,239	1,103	3.31%	119,563	1,033	3.46%
Non-interest bearing deposits	43,121			36,485
Other non-interest bearing liabilities	3,518			2,129
Shareholders' equity	18,233			15,897

Total average liabilities and shareholders' equity	$198,111	$1,103		$174,074	$1,033

Interest income and average rate earned on earning assets		$3,603	8.19%		$3,244	8.56%

Interest expense and average interest cost related to interest bearing liabilities		1,103	3.31		1,033	3.46%

Net interest income and net interest margin		$2,500	5.68%		$2,211	5.84%

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES
(Unaudited) (Dollars In Thousands)

	FOR THE SIX MONTHS ENDED June 30, 2001			FOR THE SIX MONTHS ENDED JUNE 30, 2000

	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE

ASSETS
Interest-earning assets:
Interest-earning deposits in other banks	$100	$3	6.65%	$100	$3	6.00%
Taxable securities	57,354	1,893	6.60%	49,010	1,536	6.27%
Non-taxable securities	8,511	236	5.55%	8,803	242	5.50%
Federal funds sold	6,148	140	4.55%	9,337	279	5.98%
Loans	103,226	5,093	9.87%	80,362	4,182	10.41%

Total interest-earning assets	175,339	7,365	8.40%	147,612	6,242	8.46%
Allowance for credit losses	(2,131)			(2,763)
Non-accrual loans	134			3,138
Cash and due from banks	12,696			10,898
Premises	1,862			1,502
Other non-earning assets	9,720			9,053

Total average assets	$197,620	$7,365		$169,440	$6,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	28,062	68	0.48%	28,171	98	0.70%
MMDAs	41,315	754	3.65%	24,662	374	3.03%
Savings deposits	10,718	90	1.68%	12,682	123	1.94%
Time deposits	52,926	1,407	5.32%	47,208	1,214	5.14%
Federal funds borrowed	28	1	7.14%	31	1	6.45%
Other borrowed funds	375	10	5.33%	3,429	105	6.12%

Total interest-bearing liabilities	133,424	2,330	3.49%	116,183	1,915	3.30%
Non-interest bearing deposits	42,555			35,439
Other non-interest bearing liabilities	2,455			1,795
Shareholders' equity	19,186			16,023

Total average liabilities and shareholders' equity	$197,620	$2,330		$169,440	$1,915

Interest income and average rate earned on earning assets		$7,365	8.40%		$6,242	8.46%

Interest expense and average interest cost related to interest bearing liabilities		2,330	3.49		1,915	3.30%

Net interest income and net interest margin		$5,035	5.74%		$4,327	5.86%

Results of Operations for the Second Quarter of 2001 Compared to the Second Quarter of 2000:

             Net income for the second quarter of 2001 was $500,000 compared to $369,000 for the second quarter of 2000, a $131,000, or 35.5%, increase.  The increase in net income between the periods resulted from increases in net interest income before provision for credit losses and non-interest income which were partially offset by increases in provisions for credit losses, non-interest expenses, and tax expense.

             Interest income from loans increased 18.7%, or $400,000, in the periods under review as average total loan volumes increased 26.2% to $106,344,000 for the second quarter of 2001 compared to $84,286,000 for the second quarter of 2000.  The $22,058,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to rebuild its core business with the introduction of new products, experienced personnel, and emphasis on business development and customer retention.  The Company’s loan to deposit ratio at June 30, 2001 was 58.8% compared to 54.5% at June 30, 2000.  While the loan portfolio continues to increase, total deposits also increased which lessened the impact of loan growth on the loan to deposit ratio.

             A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing its loans.  West Coast prime averaged 7.41% for the second quarter of 2001 compared to 9.75% for the second quarter of 2000.  Average yield on loans (excluding non-accrual loans) was 9.57% for the three-month period ended June 2001 compared to 10.60% in the same period of 2000.

             Non-accrual loans at June 30, 2001 were $130,000 compared to  $2,735,000 at June 30, 2000.  One commercial borrowing relationship represented 87.7% of the total non-accrual loans at June 30, 2000.  The ratio of non-accrual loans to total loans improved significantly declining to 0.001% at June 30, 2001 compared to 3.2% at June 30, 2000.

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

             Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 3.7% in the periods under review.  The level of this rate of decrease in volume can be expected to decline as loan growth continues.  Average investment securities including interest-bearing deposits in other banks and Federal funds sold decreased 1.3%, or $952,000, to $69,743,000 for the second quarter of 2001 compared to $70,695,000 for the second quarter of 2000.  The decrease in volume is the cumulative result of the $22,058,000 increase in loan volumes and a $24,853,000 increase in deposit volumes.  Average Federal funds sold decreased 30.3% in the periods under review as the Bank sought higher yielding alternatives in a declining interest rate environment.  Average Federal funds sold for the second quarter of 2001 was $8,169,000 compared to $11,728,000 for the second quarter of 2000.  The effective yield of the investment portfolio, including Federal funds sold and interest-bearing deposits in other banks, for the second quarter of 2001 was 6.09% compared to 6.24% for the same period of 2000.

             As further discussed below, the Bank sold approximately $2,000,000 in available-for-sale investment securities in the second quarter of 2001 for liquidity purposes which resulted in a $55,000 net realized gain on sale of investment securities.

             Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.

             As discussed in more detail below, the Bank recognizes the interest rate risk and prepayment risks associated with MBS and CMOs.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The Bank has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio.

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

Interest expense for the second quarter of 2001 was $1,103,000 compared to  $1,033,000 for the second quarter of 2000.  This $70,000, or 6.8%, increase in interest expense can be partially attributed to the increase of $18,217,000 in average interest bearing deposits in the periods under review.  A significant portion of the increase in interest expense was realized in money market accounts, which increased $15,878,000 in the periods under review.  And while average prime rate fell approximately 230 basis points in the periods under review, the effective rate on the money market account deposit product increased 31 basis points. Again, the dynamics of the “lag” discussed in “Overview” reflect higher effective rates on deposits as decreases in deposit rates “lag” behind decreases in loan rates.  The effective rate on all interest bearing deposits was 3.31% for the second quarter of 2001 compared to 3.34% for the same period 2000

             Even if interest rates continue their downward movement in the remainder of 2001, the Company could continue to experience restraints on incremental decreases in the rates paid on deposit products for each decrease in the Federal funds rate.  Additionally, the interest rate risk could increase as depositors are reluctant to accept lower deposit rates and search for higher yields in other investment products outside of the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable increases to deposit rates.

             The following table indicates the average balances of interest-bearing deposit products, the percentage to total deposits, and the effective rates.

	Quarter Ended June 30, 2001			Quarter Ended June 30, 2000

(Dollars in Thousands)	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate

NOW Accounts	$28,027	15.9%	0.46%	$27,341	18.0%	0.70%
MMDA Accounts	41,980	23.8%	3.41%	26,102	17.2%	3.10%
Time Deposits	52,414	29.7%	5.14%	49,030	32.4%	5.32%
Savings Accounts	10,803	6.1%	1.48%	12,534	8.3%	1.91%

Total interest-bearing	133,224	75.5%	3.31%	115,007	75.9%	3.34%

Non-interest bearing	43,121	24.5%		36,485	24.1%

Total Deposits	$176,345	100.0%		$151,492	100.0%

             Other interest expense decreased in the periods under review.  The Company utilized its Federal Home Loan Bank credit line in the second quarter of 2000 in anticipation of liquidity needs.  Liquidity needs for the second quarter of 2001 were met by the sale of certain investment securities previously mentioned.

             Net interest income before provision for credit losses for the second quarter of 2001 was $2,500,000 compared to  $2,211,000 for the second quarter of 2000, an increase of $289,000, or 13.1%.  The increase in net interest income can be mainly attributed to the increase in loan and investment interest income mentioned above.

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

             The CCO sets the specific reserve for all adversely risk-graded credits quarterly.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not adversely graded.

             The allowance for credit losses is reviewed at least quarterly by the Audit Committee and by the Board of Directors.  The allowance is allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors. The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio segments, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or the Company’s own internal review process.  Additions are also required when, in management’s judgement, the allowance does not properly reflect the portfolio’s potential loss exposure.

             Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate the Company’s potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

             The Company added $35,000 to the allowance for credit losses in the second quarter of 2001.  In the second quarter of 2000, no provision was added to the allowance.  In the second quarter of 2001, the Company began reviewing the effects of increased energy costs and effects of possible blackouts with each new borrower as well as at any credit renewal.

              The ratio of net credit recoveries to total average loans outstanding was 0.01% for the second quarter of 2001 compared to net credit losses of 0.41% for the same period in 2000.  Net recoveries for the second quarter of 2001 were $11,000 compared to net charge offs of $358,000 for the same period in 2000.  The charge offs in 2000 primarily related to one commercial borrower.

             Net interest income after the provision for credit losses increased $254,000, or 11.5%, in the periods under review.

             Non-interest income includes fees, charges and other income as well as any gain or loss on securities transactions.

             Non-interest income increased $132,000, or 15.4%, to $990,000 in the second quarter of 2001 compared to $858,000 in the second quarter of 2000.  The major contributors to the increase were net realized gain on sales of investment securities, service charges, and other income.

             Service charge income increased $46,000, or 17.0%, in the second quarter of 2001 compared to 2000.  The increase can mainly be attributed to the increase in deposit accounts and fee changes.

             Rentals from equipment leased to others decreased $54,000, or 13.6%, in the second quarter of 2001 compared to the second quarter 2000.  The decrease is mainly the result of two matured leases.  Additionally, no new leases were added in the second quarter of 2001.

             As previously referenced, the Company sold approximately $2,000,000 in investment securities in the second quarter of 2001 due to liquidity needs.  The Company has held investment securities in lieu of higher yielding loans due to low to moderate loan demand.  As interest rates decline, market values on investments can increase.  This function of the market created an opportunity for the Bank to invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace to provide the needed liquidity.  The sale of investment securities provided needed liquidity for loan growth and provided a $55,000 net realized gain on sale of investment securities.  If interest rates rise, future sales of investments may not generate the same gain, as market values of investments in a rising rate environment tend to decrease which could result in a loss on sale of investments.

             Other income increased $79,000 in the periods under review.  The majority of the increase was the result of a recovery on other real estate property, which had been charged off in 2000.

             Non-interest expenses include salaries, furniture, fixture and premise depreciation and expenses, and other operating expenses including loss on sale of assets.

             Non-interest expense for the second quarter of 2001 increased $103,000, or 4.0%, compared to the same period of 2000.  Increases in most major components contributed to the overall increase.

             Salaries and benefits increased $138,000, or 11.6%, in the second quarter of 2001 compared to the same period in 2000.  General salary increases and additions of personnel in the second half of 2000, and reflected in the first quarter 2001 balances, are the major components of the increase.  The increases in personnel were mainly due to the opening of the two new branches and are in line with the Company’s overall strategic plan for growth and development.  Additionally, increases of $74,000 in profit sharing and incentives were recognized.

             Occupancy and equipment expense increased $27,000 or 13.6% in the periods under review.  During 2000, the Company added two new branches, relocated two branches, remodeled three buildings, installed a new telephone system, and began offering Internet banking services.  All of these projects are reflected in the increase in the second quarter 2001 expenses.

             Depreciation and provision for losses on equipment leased to others decreased 20.0% in the periods under review.    Depreciation was discontinued on a matured lease and no provision for lease losses was charged to expense during the second quarter of 2001.

             Other expenses increased $12,000 or 1.5% in the periods under review.

             Income from continuing operations before income tax expense was $804,000 for the second quarter of 2001 compared to $521,000 for the second quarter of 2000.  Net income after taxes and discontinued operations (Clovest) was $500,000 compared to $369,000 in the periods under review.

Results of Operations for the First Half of 2001 Compared to the First Half of 2000:

             Net income for the first half of 2001 was $1,221,000 compared to $701,000 for the first half of 2000, a $502,000, or 74.2% increase.  The increase in net income between the periods resulted from increases in net interest income before provision for credit losses and non-interest income which were partially offset by increases in provisions for credit losses, non-interest expenses, and tax expense.

             Interest income from loans increased 21.8%, or $911,000, in the periods under review as average total loan volumes increased 23.8% to $103,360,000 for the first half of 2001 compared to $83,500,000 for the first half of 2000.  The $19,860,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to rebuild its core business with the introduction of new products, experienced personnel, and emphasis on business development and customer retention.  The Bank added a business development SBA officer and an experienced agricultural lending officer in the first half of 2001 to complement its existing staff of experienced commercial lenders.  Volumes in those two categories have increased approximately 75% and 300%, respectively, in the periods under review.  The Company’s loan to deposit ratio at June 30, 2001 was 58.8% compared to 54.5% at June 30, 2000.  While the loan portfolio continues to increase, total deposits also increased which lessened the impact of loan growth on the loan to deposit ratio.

             A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing its loans.  West Coast prime averaged 7.99% for the first half of 2001 compared to 8.94% for the first half of 2000.  Average yield on loans (excluding non-accrual loans) was 9.87% for the six-month period ended June 2001 compared to 10.41% in the same period of 2000.

             Non-accrual loans at June 30, 2001 were $130,000 compared to  $2,735,000 at June 30, 2000.  One commercial borrowing relationship represented 87.7% of the total non-accrual loans at June 30, 2000.  The ratio of non-accrual loans to total loans improved significantly declining to 0.001% at June 30, 2001 compared to 3.2% at June 30, 2000.

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

             Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks increased 10.3% in the periods under review.  The level of this rate of increase can be expected to decline as loan growth continues.  Average investment securities including interest-bearing deposits in other banks and Federal funds sold increased 7.2%, or $4,863,000, to $72,113,000 for the first half of 2001 compared to $67,250,000 for the first half of 2000.  The increase in volume is the result of a $27,414,000 increase in deposit volumes offset by the $19,860,000 increase in loan volumes and the repayment of a Federal Home Loan Advance.  Average Federal funds sold decreased 34.2% in the periods under review as the Bank sought higher yielding alternatives in a declining interest rate environment.  Average Federal funds sold for the first half of 2001 was $6,148,000 compared to $9,337,000 for the first half of 2000.  The effective yield of the investment portfolio, including Federal funds sold and interest-bearing deposits in other banks, for the first half of 2001 was 6.30% compared to 6.13% for the same period of 2000.

             A significant portion of the new investment purchases has been in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  These securities typically provide a higher yield than U.S. Treasuries, government agencies, and municipal investments.  The Bank held $34,885,000 in CMOs and MBS at June 30, 2001 compared to $35,147,000 at June 30, 2000, or 59.3% of the total investment portfolio compared to 61.4%, respectively.  As further discussed below, the Bank sold approximately $8,169,000 in investment securities in the first half of 2001 for liquidity purposes which resulted in a $371,000 net realized gain on sale of investment securities.

             Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.

             The Bank recognizes the interest rate risk and prepayment risks associated with MBS and CMOs.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The Bank has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio. At June 30, 2001 and 2000, the Company’s market risk was moderately lower in a decreasing interest rate environment versus an increasing interest rate environment.  With an immediate rate increase of 200 basis points, the estimated decrease in the market value of the Company’s investment portfolio would be  $4,383,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be  $3,062,000.  While an immediate shock of 200 basis points is highly unlikely as rates tend to change in 25 to 50 point increments over a period of time, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements.  Using those same interest rate changes, at June 30, 2001, the Company could realize a duration of 3.76 years if interest rates increase 200 basis points compared to 2.65 years if interest rates decline 200 basis points and 3.07 years with interest rates remaining unchanged.  This analysis illustrates the risk level of extended maturities of the investment portfolio in an increasing rate environment and the risk of prepayments in the event of continued declines in rates.

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

             Interest expense for the first half of 2001 was $2,330,000 compared to  $1,915,000 for the first half of 2000.  This $415,000, or 21.7%, increase can be partially attributed to the increase of $20,298,000 in average interest bearing deposits and a 28 basis point increase in the effective rates paid on deposits in the periods under review.  Significant contributors to the deposit volume increase were the two new branches the Bank opened in 2000 whose market base are significant users of the Bank’s premium money market product.

             Another contributor to the increase in interest expense was interest rates.  The effective rate on interest bearing deposits was 3.48% for the first half of 2001 compared to 3.21% for the same period in 2000.  Again, the dynamics of the “lag” as discussed in the overview, reflect higher effective rates on deposits as decreases in deposit rates “lag” behind decreases in loan rates.

             Even if interest rates continue their downward movement in the remainder of 2001, the Company could continue to experience restraints on incremental decreases in the rates paid on deposit products for each decrease in the Federal funds rate.  Additionally, the interest rate risk could increase as depositors are reluctant to accept lower deposit rates and search for higher yields in other investment products outside of the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable increases to deposit rates.

             The following table indicates the average balances of deposit products, the percentage to total deposits, and the effective rates.

(Dollars in Thousands)	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

	Year-to-Date Average Bal.	% of Total Deposits	Effective Rate	Year-to-Date Average Bal.	% of Total Deposits	Effective Rate

NOW Accounts	$28,062	16.0%	0.48%	$28,171	19.0%	0.70%
MMDA Accounts	41,315	23.5%	3.65%	24,662	16.7%	3.03%
Time Deposits	52,926	30.2%	5.32%	47,208	31.8%	5.14%
Savings Accounts	10,718	6.1%	1.68%	12,682	8.6%	1.94%

Total interest-bearing	133,021	75.8%	3.48%	112,723	76.1%	3.21%

Non-interest bearing	42,555	24.2%		35,439	23.9%

Total Deposits	$175,576	100.0%		$148,162	100.0%

             Other interest expense decreased in the periods under review.  The Company utilized its Federal Home Loan Bank credit line in the first half of 2000 in anticipation of liquidity needs.  Liquidity needs for the first half of 2001 were met by the sale of certain investment securities previously mentioned.

             Net interest income before provision for credit losses for the first half of 2001 was $5,035,000 compared to  $4,327,000 for the first half of 2000, an increase of $708,000, or 16.4%.  The increase in net interest income can be mainly attributed to the increase in loan and investment interest income mentioned above.

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

             The CCO sets the specific allowance for all adversely risk-graded credits quarterly.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Allowances are also allocated to credits that are not adversely graded.

             The allowance for credit losses is reviewed at least quarterly by the Audit Committee and by the Board of Directors.  Allowances are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies, losses, and predictive risk elements such as economic, competitive and environmental factors.  The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio segments, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or the Company’s own internal review process.  Additions are also required when, in management’s judgement, the allowance does not properly reflect the portfolio’s potential loss exposure.

             Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate Company’s potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

             Due to a significant charge off of one commercial loan and the current energy challenge in California, the Company added $497,000 to the allowance for credit losses in the first half of 2001.  In the first half of 2000, $50,000 was added to the allowance.  In the first half of 2001, the Company began reviewing the effects of increased energy costs and effects of possible blackouts with each new borrower as well as at any credit renewal.  The ratio of net credit losses to total average loans outstanding was 0.24% for the first half of 2001 compared to net credit recovery of 0.21% for the same period in 2000.  Net charge offs for the first half of 2001 were $245,000 compared to net recoveries of $176,000 for the same period in 2000.  As stated above, the majority of the charge offs for 2001 were the result of one commercial borrower.  The recoveries of 2000 primarily related to the recovery of a previously charged off agricultural relationship offset by one major commercial loan that was charged off.

             Net interest income after the provision for credit losses increased $261,000, or 6.1% in the periods under review.

             Non-interest income includes fees, charges and other income as well as any gain or loss on securities transactions.

             Non-interest income increased $1,133,000 or 68.6%, to $2,785,000 in the first half of 2001 compared to $1,652,000 in the first half of 2000.  The major contributors to the increase were net realized gains on sales of investment securities and other income.

             Service charge income increased $29,000, or 5.4%, in the first half of 2001 compared to 2000.  The increase can mainly be attributed to the increase in deposit accounts and fee changes.

             Rentals from equipment leased to others decreased $87,000, or 11.2%, in the first half of 2001 compared to first half 2000.  The decrease is mainly the result of two matured leases which do not currently provide monthly income.  Average volume of equipment leased to others also declined to $2,244,000 for the first half of 2001 compared to $3,241,000 for the same period of 2000, or a 30.8% decrease.

             The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased 31.5% in the first half of 2001 compared to the same period in 2000.  This $23,000 increase may be attributed to the declining interest rate environment of the first half of 2001 compared to the rising interest rate environment of the first half of 2000.  The national average for 30 year fixed rate mortgages at June 30, 2001 was 6.84% compared to 7.93% at June 30, 2000.  A declining rate environment can provide refinancing and new home purchase opportunities for the consumer.

             As previously referenced, the Company sold approximately $8,169,000 in available-for-sale investment securities in the first half of 2001 due to liquidity needs.  The Company has held investment securities in lieu of higher yielding loans due to low to moderate loan demand.  As interest rates decline, market values on investments can increase.  This function of the market created an opportunity for the Bank to invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace to provide the needed liquidity.  The result of the sale of investment securities provided needed liquidity for the loan growth and provided a $371,000 net realized gain on sale of investment securities.  If interest rates rise, future sales of investments may not generate the same gain, as market values of investments in a rising rate environment tend to decrease which could result in a loss on sale of investments.

             Other income increased $797,000 in the periods under review.  The majority of the increase was the result of a recovery on a previously charged off other real estate owned property, and an insurance settlement.

             Non-interest expenses include salaries, furniture, fixture and premise depreciation and expenses, and other operating expenses including loss on sale of assets.

             Non-interest expense for the first half of 2001 increased $510,000, or 10.4%, compared to the same period of 2000.  Increases in all major components contributed to the overall increase.

             Salaries and benefits increased $261,000, or 11.2%, in the first half of 2001 compared to the same period in 2000.  General salary increases and additions of personnel in the first half of 2000, which are reflected in balances in the first half of 2001, are the major components of the increase.  The increases in personnel were mainly due to the opening of the two new branches and are in line with the Company’s overall strategic plan for growth and development.  Other contributors to the increase in salary expense are increases to profit sharing and incentives which are designed for employee retention.

             Occupancy and equipment increased $94,000 or 26.3% in the periods under review.  During 2000, the Company added two new branches, relocated two branches, remodeled three buildings, installed a new telephone system, and began offering Internet banking services.  All of these projects are reflected in the increase in the first half of 2001 expenses.

             Depreciation and provision for losses on equipment leased to others increased 3.7% in the periods under review.  The major contributor to the $27,000 increase was a $100,000 addition to the provision for losses on equipment leased to others.

             Other expenses increased $128,000 or 8.7% in the periods under review.  Expenses related to the holding company contributed to the majority of the increase.

             The efficiency ratio of a company can be an indicator of the effective use of resources used to generate future income.  The Company’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The lower the ratio the more efficient the Company’s operations.  The ratio at June 30, 2001 was 69.0% compared to 81.7% at June 30, 2000.  This ratio reflects that for every dollar of income generated, the cost of that income was 69 cents for the six months ended June 30, 2001 and 82 cents for the six months ended June 30, 2000.  The lower ratio for June 30, 2001 is partially affected by the non-recurring income items discussed above. While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio.

             Income from continuing operations before income tax expense was $1,928,000 for the first half of 2001 compared to $1,044,000 for the first half of 2000.  Net income after taxes and discontinued operations (Clovest) was $1,221,000 compared to $701,000 in the periods under review.

Capital Resources:

             Total shareholders’ equity at June 30, 2001 was $19,982,000 compared to $18,671,000 at December 31, 2000 and $16,536,000 at June 30, 2000.  Reflected in the change is the accumulated other comprehensive income which reflects the effect on equity of the unrealized gain or loss on available for sale securities.  Accumulated other comprehensive income at June 30, 2001 was $1,032,000 compared to $851,000 at December 31, 2000, and accumulated other comprehensive loss of $367,000 at June 30, 2000.

             The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).  Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated average assets and risk-weighted assets of the Company and the average assets and risk-weighted assets of the Bank are not materially different at June 30, 2001.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of June 30, 2001.

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

             The Company announced its intent to purchase up to $500,000, or approximately 3%, of its common stock through a stock repurchase plan that became effective March 1, 2001.  The program expires February 28, 2002.  See Note 5 for the status of the program.

             The following table presents the Company’s capital ratios as of June 30, 2001 and December 31, 2000.

Total as of June 30, 2001(Unaudited)	Actual	To Be Well-Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$20,563,000	15.7%	$13,084,000	10.0%	$10,467,000	8.0%
Tier 1 Capital (to risk weighted assets)	$18,919,000	14.5%	$7,850,000	6.0%	$5,233,000	4.0%
Tier 1 Capital (to average assets)	$18,919,000	9.6%	$9,904,000	5.0%	$7,924,000	4.0%

Total as of December 31,2000
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$19,282,000	16.2%	$11,933,000	10.0%	$9,546,000	8.0%
Tier 1 Capital (to risk weighted assets)	$17,784,000	14.8%	$7,160,000	6.0%	$4,773 ,000	4.0%
Tier 1 Capital (to average assets)	$17,784,000	9.1%	$9,739,000	5.0%	$7,792,000	4.0%

             Risk-weighted assets at June 30, 2001 were $130,835,000 compared to $119,329,000 at December 31, 2000.  Average quarterly assets less regulatory adjustments were $198,089,000 at June 30, 2001 and $194,789,000 at December 31, 2000.

Liquidity Management

             The object of liquidity management is to maintain cash flow adequate to fund the Company’s operations and to meet obligations and other commitments on a timely and cost effective basis.  In assessing liquidity, historical information such as seasonal demand, local economic cycles and the economy in general are considered, along with current ratios, management goals, and unique characteristics of the Company.  Management accomplishes this objective through the selection of asset and liability maturity mixes that it believes will meet the Company’s needs.

             Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities, averaged $84,809,000 for the first half of 2001, or 42.9% of average assets, compared to $78,148,000, or 46.1% of average assets for the first half of 2000.  The ratio of average liquid assets to average demand deposits was 199.3% for the first half of 2001 compared to 220.1% for the first half of 2000.  The decline in this ratio can be attributed to the 20.1% growth in average demand deposits.  As previously stated the Bank sold approximately $11,232,000 in available for sale securities in the first half of 2001 for the purpose of liquidity compared to the short-term borrowings from the Federal Home Loan Bank (FHLB) of $5,000,000 in the first half of 2000.  The Bank’s loan to deposit ratio at June 30, 2001 was 58.8% compared to 54.5% at June 30, 2000.

             Unpledged investment securities may also provide liquidity.  At June 30, 2001 $46,113,000 in unpledged investments were available as collateral for borrowing.  Additionally, maturing loans can provide liquidity.  At June 30, 2001, approximately $16,074,000 in loans was scheduled to mature within the next ninety days.

             The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $6,900,000 at June 30, 2001 and $2,900,000 at December 31, 2000, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at June 30, 2001 and December 31, 2000 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,372,000 and $4,520,000 and market values totaling $3,372,000 and $4,535,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at June 30, 2001, and December 31, 2000 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $4,678,000 and $5,788,000, respectively and market values totaling $4,737,000 and $5,773,000, respectively.  The amount of the credit line varies according to the Bank’s investment and loan portfolio make-up.  At June 30, 2001 and December 31, 2000, the Bank had no outstanding balances on these credit lines.  At June 30, 2000, the Bank had $2,000,000 outstanding with the FHLB.

             PART II OTHER INFORMATION

ITEM 4             Submission of Matters to a Vote of Security Holders.

a.	The Company’s 2001 Annual Meeting of Shareholders was held May 16, 2001.

b.	At the 2001 annual meeting, the shareholders took the following actions:

c.	Elected Directors of the Company to serve until the 2002 annual Meeting of Shareholders and until their successors are elected and qualified.

d.	In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 13, 2001. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Votes Withheld

David E. Cook	1,117,177	165
Sidney B. Cox	1,117,087	255
Daniel N. Cunningham	1,117,177	165
Daniel J. Doyle	1,116,888	454
Steven McDonald	1,117,177	165
Louis McMurray	1,117,177	165
Wanda Lee Rogers	1,116,158	1,184
William S. Smittcamp	1,116,158	1,184
Joseph B. Weirick	1,116,158	1,184

Proposal to approve the Central Valley Community Bancorp 2000 Stock Option Plan;

Votes for: 758,617	Votes against: 155,184	Abstentions: 25,626

The ratification of the appointment of Perry-Smith LLP for the 2001 fiscal year as the Company’s independent public accountants.  The appointment was ratified by the following votes:

Votes for: 1,112,146	Votes Against: 308	Abstentions: 4,341

ITEM 5             Other information

None

ITEM 6             Exhibits and Reports on Form 8-K

(a)	Exhibit 10.32 Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001.

Exhibit 10.33 Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001.

(b)	On April 13, 2001, the Company filed a Current Report on Form 8-K under Item 5. The Current Report included as an exhibit, the press release, dated April 10, 2001, filed by the Company containing unaudited financial information and accompanying discussion for the quarter-ended March 31, 2001.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	August 10, 2001

By :	/s/ Daniel J. Doyle

Daniel J. Doyle, CEO

Date:	August 10, 2001

By:	/s/ G. Graham

G. Graham, Chief Financial Officer