Form 10QSB
period 2001-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2001-11-13
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Name of small business issuer in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number (559) 298-1775

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2001. 1,285,357 shares

Transitional Small business Disclosure Format (check one)

Yes ☐  No ☒

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	(In Thousands Except Share Amounts)
	Sept. 30, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,823	$18,448
Interest bearing deposits with other banks	100	100
Federal funds sold	6,345	4,528
Available for sale investment securities (book value of $64,199 at September 30, 2001 and $73,142 at December 31, 2000)	67,095	74,561
Loans less allowance for credit losses of $2,346 at September 30, 2001 and $2,047 at December 31, 2000	118,725	93,973
Equipment leased to others, net	1,574	2,626
Bank premises and equipment, net	1,827	1,879
Accrued interest receivable and other assets	6,399	6,052
Total assets	$218,888	$202,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$51,066	$46,189
Interest bearing	143,424	134,763
Total deposits	194,490	180,952
Notes payable	-	36
Accrued interest payable and other liabilities	3,347	2,508
Total liabilities	197,837	183,496

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding
Common stock, no par value; 20,000,000 shares authorized, 1,291,857 and 1,303,459 shares issued and outstanding at Sept. 30, 2001 and December 31, 2000	6,188	6,466
Retained earnings	13,125	11,354
Accumulated other comprehensive income	1,738	851
Total shareholders’ equity	21,051	18,671
Total liabilities and shareholders’ equity	$218,888	$202,167

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended September 30, 2001 and 2000

	For the Three Months		For the Nine Months
(In thousands except earnings per share amounts)	Ended Sep 30		Ended Sep 30
(Unaudited)	2001	2000	2001	2000
INTEREST INCOME:
Interest and fees on loans	$2,647	$2,350	$7,740	$6,531
Interest on Federal funds sold	67	164	207	443
Interest and dividends on investment securities:
Taxable	800	903	2,693	2,439
Exempt from Federal income taxes	120	121	356	363
Interest on deposits with other banks	1	13	4	16
Total interest income	3,635	3,551	11,000	9,792
INTEREST EXPENSE:
Interest on deposits	989	1,071	3,309	2,879
Other	1	21	11	126
Total interest expense	990	1,092	3,320	3,005
Net interest income before provision for credit losses	2,645	2,459	7,680	6,787
PROVISION FOR CREDIT LOSSES	50	-	547	50
Net interest income after provision for credit losses	2,595	2,459	7,133	6,737
NON-INTEREST INCOME:
Service charges	279	283	844	819
Rentals from equipment leased to others	396	404	1,085	1,180
Loan placement fees	48	34	144	107
Net realized gain on sales of investment securities	1	-	372	-
Other income	163	253	1,227	519
Total non-interest income	887	974	3,672	2,625
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,328	1,193	3,915	3,520
Occupancy and equipment	222	260	673	667
Depreciation and provision for losses on equipment leased to others	309	367	1,061	1,093
Other expense	782	831	2,387	2,256
Total non-interest expenses	2,641	2,651	8,036	7,536
Income from continuing operations before income taxes	841	782	2,769	1,826
INCOME TAX EXPENSE	292	271	966	603
Income from continuing operations after income taxes	549	511	1,803	1,223
DISCONTINUED OPERATIONS:
Income (Loss) from operations of Clovest less applicable income tax expense (benefit) of $1 and $(2) for the quarters ended Sept. 30, 2001 and 2000, respectively and $(21) and $(9) for the nine months ended Sept. 30, 2001 and 2000, respectively	1	(3)	(32)	(14)
Net income	$550	$508	$1,771	$1,209

Basic earnings per share from continuing operations	$0.42	$0.39	$1.38	$0.94
Diluted earnings per share from continuing operations	$0.40	$0.39	$1.34	$0.93
Basic earnings per share	$0.42	$0.39	$1.36	$0.93
Diluted earnings per share	$0.40	$0.39	$1.32	$0.92

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2001 and 2000

(In Thousands) (Unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVTIES:
Net income	$1,771	$1,209
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net loss from discontinued operations	32	14
Provision for credit losses	547	50
Allowance for residual losses on equipment leased to others	100	65
Gain on sale of equipment and other real estate owned	(1)	(102)
Depreciation, amortization and accretion, net	1,440	1,561
Net increase (decrease) in deferred loan fees	148	(53)
Net realized gain on available-for-sale investment securities	(372)	-
Increase in cash surrender value of life insurance	(137)	(75)
Net decrease in accrued interest receivable and other assets	240	703
Net increase in accrued interest payable and other liabilities	857	493
Deferred income tax benefit	(436)	-
Net cash provided by operating activities of continuing operations	4,189	3,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(19,035)	(23,348)
Proceeds from principal repayments and matured available-for-sale investment securities	12,721	4,598
Proceeds from sales of available-for-sale investment securities	15,307	-
Net increase in loans and leases	(25,447)	(5,722)
Purchase of premises and equipment	(231)	(676)
Proceeds from sale of equipment and other real estate	-	141
Purchase of equipment leased to others	(181)	(1,616)
Proceeds from sale of equipment leased to others	51	-
Deposits on single premium cash surrender value life insurance policies	(327)	(1,523)
Net cash used in investing activities of continuing operations	(17,142)	(28,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	14,940	13,295
Net (decrease) increase in time deposits	(1,403)	5,829
Payments on notes payable for equipment leased to others	(36)	(199)
Payments for stock purchased through Stock Repurchase Plan	(360)	-
Proceeds from exercise of stock options	65	-
Cash dividends paid	-	(130)
Net cash provided by financing activities of continuing operations	13,206	18,795
CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(62)	608
Increase (decrease) in cash and cash equivalents	191	(4,878)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	23,077	23,009
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,268	$18,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$4,005	$2,916
Income taxes	$200	$194
NON-CASH INVESTING ACTIVITIES:
Net change in unrealized gain on available-for-sale securities	$1,477	$859

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the periods ended September 30, 2001 and 2000

(Unaudited) (Amounts in thousands except share amounts)

			Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Shareholders’ Equity	Comprehensive Income
	Common Stock
	Shares	Amount
Balance, January 1, 2000	1,303,459	$6,466	$9,737	$(387)	$15,816
Comprehensive income:
Net income			1,209		1,209	$1,209
Other comprehensive incomenet of tax:
Unrealized gain on available-for-sale investment securities				518	518	518
Total comprehensive income						$1,727
Cash dividend $0.10 per share			(130)		(130)
Balance, September 30, 2000	1,303,459	$6,466	$10,816	$131	$17,413
Balance, January 1, 2001	1,303,459	$6,466	$11,354	$851	$18,671
Comprehensive income:
Net income			1,771		1,771	$1,771
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investment securities				887	887	887
Total comprehensive income						$2,658
Stock options exercised and related tax benefit	7,798	83			83
Stock repurchased	(19,400)	(361)			(361)

Balance, September 30, 2001	1,291,857	$6,188	$13,125	$1,738	$21,051
Disclosure of reclassification amount, net of taxes:			200
Unrealized holding gains arising during the period			$1,129
Less reclassification adjustment for net gains included in net income			(242)
Net unrealized gains on available-for-sale investment securities			$887

                See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2001 and December 31, 2000, the results of its operations for the three month and nine month periods September 30, 2001 and 2000 and the changes in shareholders’ equity and its cash flows for the nine month periods ended September 30, 2001 and 2000 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2000.

2.             EARNINGS (LOSS) PER SHARE

	For Quarters Ended Sept. 30
EARNINGS PER SHARE	2001	2000
Basic earnings per share from continuing operations	$0.42	$0.39
Basic earnings per share from discontinued operations	$0.00	$0.00
Basic earnings per share	$0.42	$0.39

Diluted earnings per share from continuing operations	$0.40	$0.39
Diluted earnings per share from discontinued operations	$0.00	$0.00
Diluted earnings per share	$0.40	$0.39

Weighted Average Number of Shares Outstanding	For Quarter Ended Sept. 30, 2001	For Quarter Ended Sept. 30, 2000
Basic Shares	1,295,790	1,303,549
Diluted Shares	1,355,672	1,311,372

	For Nine Months Ended Sept. 30
EARNINGS (LOSS) PER SHARE	2001	2000
Basic earnings per share from continuing operations	$1.38	$0.94
Basic (loss) earnings per share from discontinued operations	$(0.02)	$0.00
Basic earnings per share	$1.36	$0.93

Diluted earnings per share from continuing operations	$1.34	$0.93
Diluted (loss) earnings per share from discontinued operations	$(0.02)	$0.01
Diluted earnings per share	$1.32	$0.92

Weighted Average Number of Shares Outstanding	For Nine Months Ended Sept. 30, 2001	For Nine Months Ended Sept. 30, 2000
Basic Shares	1,301,102	1,303,459
Diluted Shares	1,338,946	1,312,364

3.             COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive income for the three month periods ended September 30, 2001 and 2000 was $1,256,000 and $1,006,000, respectively.  For the nine month periods ended September 30, 2001 and 2000, comprehensive income totaled $2,658,000 and $1,727,000, respectively.

4.             LOANS

 At September 30, 2001, December 31, 2000 and September 30, 2000, the Company’s recorded investment in loans that were considered to be impaired totaled $372,000, $263,000, and $121,000, respectively.  The related allowance for credit losses on these impaired loans was $72,000, $62,000 and $35,000 respectively.

An analysis of the changes in the allowance for credit losses for the nine-month periods ended September 30, 2001 and 2000 is as follows:

	For the Nine Months Ended Sept. 30
	2001	2000
Balance, beginning of the year	$2,047,000	$2,236,000
Provision charged to operations	547,000	50,000
Losses charged to the allowance	(381,000)	(1,029,000)
Recoveries on loans previously charged off	133,000	868,000
Balance, end of period	$2,346,000	$2,125,000

5.             CASH EQUIVALENTS AND CASH FLOW REPORTING

The Company considers cash and cash equivalents to include cash and deposits in other banks and Federal funds sold.  Generally, Federal funds are purchased and sold for one-day periods.

6.             STOCK REPURCHASE PROGRAM

The Company’s Board of Directors approved a stock repurchase program effective March 1, 2001 to repurchase common stock up to $500,000 which represents approximately 3% of the outstanding shares.  The program was amended on September 19, 2001 for an additional $250,000. The program expiration is February 28, 2002.  As of September 30, 2001, 19,400 shares have been repurchased for a total of $360,000.

7.             IMPACT OF NEW FINANCIAL ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued two statements – Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets.  Statement 141 eliminates the pooling method of accounting for business combinations.  The statement requires that intangible assets that meet certain criteria be reported separately from goodwill and requires that negative goodwill, arising from a business combination, be recorded as an extraordinary gain.  Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.  The statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.  It is not certain what effect SFAS No. 141 and SFAS 142 may have on the pace of business combinations in the banking industry in general or upon prospects of any merger or business combination opportunities that may involve the Company in the future.

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

Overview:

                Central Valley Community Bancorp (OTC: CVCY) (the “Company”) reported net income after losses from discontinued operations of $1,771,000 for the first nine months of 2001 compared to $1,209,000 in the same period of 2000.  The primary contributors to the increase in net income from continuing operations during the first nine months of 2001 were a $893,000 increase in net interest income before provision for credit losses and a $1,047,000 increase in non-interest income, partially offset by a $500,000 increase in non-interest expenses, a  $497,000 increase in provision for credit losses, and a $363,000 increase in tax expense.

                During the first nine months of 2001, the Company recognized certain non-recurring income and one-time expenses.  Funds received as part of an insurance settlement and gains on sales of investments were partially offset by additions to the Bank’s provision for credit losses and provision for losses on equipment leased to others.  These events are described in more detail in discussions of non-interest income and non-interest expense in “Results of Operations”.

                The Bank restructured its branch system by relocating and combining three branches in 2000 and 2001 and opening two new branches in 2000.  Thanks to the success of the staff in these branches and the emphasis on customer retention and cross selling, the Bank increased average deposits 16.7% in the first nine months of 2001 compared to the first nine months of 2000.  Additionally, the Bank’s restructure of credit functions, the focus on rebuilding its core business of making loans, and continuing to maintain the improved credit quality achieved in the past two years resulted in a 27.0% increase in average loans.

                Average earning assets for the nine months ended September 30, 2001 were $178,347,000 compared to $152,181,000 for the same period in 2000.  The $26,166,000, or 17.2% increase can be mainly attributed to the increase in deposit volumes, which provided the funding for the increase in the volume of loans.

                Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the eight decreases in Federal funds interest rates by the Federal Open Market Committee (FOMC) in 2001.  Managing the decrease in loan yields and the effective rates paid on deposits has become increasingly difficult as the deposit rates may have reached near the bottom of consumer tolerance.

The Company’s net interest margin decreased 21 basis points in the periods under review.  The net interest margin for the nine-month period ended September 30, 2001 was 5.74% compared to 5.95% for the same period in 2000.  The decrease can be partially attributed to the declining rate environment and the fact that assets generally reprice more quickly than liabilities.  Comparing this declining rate environment to the rising rate environment experienced in the first nine months of 2000, the “lag” or time lapse between repricing of loans and deposits becomes more evident.  West Coast prime rate declined 350 basis points in the first nine months of 2001 from 9.5% at December 31, 2000 to 6.0% at September 30, 2001.  West Coast prime increased 100 basis points in the first nine months of 2000 from 8.50% at December 31, 1999 to 9.50% at September 30, 2000.  The effective yield on loans for those same periods was 9.60% and 10.57%, respectively.  As the Bank’s reference rate, which is generally tied to the West Coast prime rate, decreased 350 basis points in the first nine months of 2001, the rate paid on deposits decreased only 5 basis points as deposit rate changes “lag” behind the immediate rate effect on loans priced to the prime rate. The effective rate on interest bearing deposits for the first nine months of 2001 was 3.27% compared to 3.32% for the same period in 2000.  However, the Bank’s introduction of a Premium Money Market account in the latter part of 2000 also had a significant impact on the effective rate of deposit products in 2001.  See page 13 “Schedule of Average Balances and Average Yields and Rates”.

The Company began offering the Premium Money Market Account in the latter part of 2000 to attract and retain higher balance deposits.  The higher tiered rate product has been successful in the Company’s overall strategy of relationship building.

                The Company’s Internet Banking services, which were implemented in the fourth quarter of 2000, have been successful in offering customers another channel of delivery for banking services.  Approximately 13% of the deposit base has opted to add this delivery channel to the personal delivery of the branch system and telephone convenience of the Bankline system.

                The Company also began offering imaged statements in the first nine months of 2001.  Customers were offered imaged checks or the alternative of having their actual checks returned.  Approximately 97% of the Bank’s customers chose the image options.

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

                The following table indicates outstanding loan balances by type at September 30, 2001 and their percentage to total loans.

Loan Type	September 30, 2001	% of total loans
Commercial & Industrial	$49,819,000	41.1%
Commercial Real Estate	38,082,000	31.4%
Real Estate Construction	18,005,000	14.9%
Consumer & Installment	10,002,000	8.3%
Agricultural	5,163,000	4.3%

Total	$121,071,000	100%

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

                As described in further detail in the “Results of Operations”, the Company has included a discussion of the effects of the recent California energy shortage on the loan review and approval process.

Average assets during the first nine months of 2001 were $201,393,000 compared to  $173,990,000 for the same period of 2000, an increase of $27,403,000, or 15.7%.  Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following tables.

	For the Quarter Ended Sept. 30, 2001	For the Quarter Ended Sept. 30, 2000
ROA after loss from discontinued operations	1.05%	1.11%
ROE after loss from discontinued operations	12.08%	12.79%
ROA before loss from discontinued operations	1.05%	1.11%
ROE before loss from discontinued operations	12.06%	12.84%

	For the Nine Months Ended Sept. 30, 2001	For the Nine Months Ended Sept. 30, 2000
ROA after loss from discontinued operations	1.17%	0.93%
ROE after loss from discontinued operations	12.19%	9.88%
ROA before loss from discontinued operations	1.19%	0.94%
ROE before loss from discontinued operations	12.41%	9.99%

The tables on the following pages set forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the quarters ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000.  The average balances reflect daily averages except non-accrual loans that were computed using quarterly and year-to-date averages.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Unaudited) (Dollars In Thousands)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001			FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	INTEREST RATE
ASSETS
Interest-earning assets:
Interest-earning deposits in other banks	$100	$1	4.00%	$589	$13	6.75%
Taxable securities	52,216	800	6.13%	55,220	903	6.54%
Non-taxable securities	8,669	120	5.54%	8,803	121	5.50%
Federal funds sold	7,554	67	3.55%	9,845	164	6.66%
Loans	115,670	2,647	9.15%	87,179	2,350	10.78%
Total interest-earning assets	184,209	3,635	7.89%	161,636	3,551	8.79%
Allowance for credit losses	(2,297)			(2,336)
Non-accrual loans	372			144
Cash and due from banks	14,679			12,421
Premises	1,864			1,347
Other non-earning assets	9,986			10,600

Total average assets	$208,813	$3,635		$183,812	$3,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$29,333	$32	0.44%	$28,259	$50	0.71%
MMDAs	47,206	340	2.88%	30,947	262	3.39%
Savings deposits	11,178	31	1.11%	12,112	59	1.95%
Time deposits	50,834	586	4.61%	50,235	700	5.57%
Federal funds borrowed	-	-	-	-	-	-
Other borrowed funds	-	1	-	1,204	21	6.98%
Total interest-bearing liabilities	138,551	990	2.86%	122,757	1,092	3.56%
Non-interest bearing deposits	47,412			42,156
Other non-interest bearing liabilities	4,635			2,984
Shareholders' equity	18,215			15,915
Total average liabilities and shareholders' equity	$208,813	$990		$183,812	$1,092

Interest income and average rate earned on earning assets		$3,635	7.89%		$3,551	8.79%
Interest expense and average interest cost related to interest-bearing liabilities		990	2.86%		1,092	3.56%
Net interest income and net interest margin		$2,645	5.74%		$2,459	6.09%

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Unaudited) (Dollars In Thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning assets:
Interest-earning deposits in other banks	$100	$4	4.95%	$264	$16	6.75%
Taxable securities	55,595	2,693	6.46%	51,192	2,439	6.35%
Non-taxable securities	8,564	356	5.54%	8,804	363	5.50%
Federal funds sold	6,622	207	4.17%	9,508	443	6.21%
Loans	107,466	7,740	9.60%	82,413	6,531	10.57%
Total interest-earning assets	178,347	11,000	8.22%	152,181	9,792	8.58%
Allowance for credit losses	(2,187)			(2,620)
Non-accrual loans	166			2,356
Cash and due from banks	13,364			11,409
Premises	1,918			1,720
Other non-earning assets	9,785			8,944

Total average assets	$201,393	$11,000		$173,990	$9,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$28,491	$100	0.47%	$28,201	$147	0.70%
MMDAs	43,300	1,094	3.37%	26,772	636	3.17%
Savings deposits	10,874	121	1.48%	12,490	181	1.93%
Time deposits	52,220	1,993	5.09%	48,228	1,915	5.29%
Federal funds borrowed	18	1	5.00%	21	1	6.35%
Other borrowed funds	235	11	6.24%	2,692	125	6.19%
Total interest-bearing liabilities	135,138	3,320	3.28%	118,404	3,005	3.38%
Non-interest bearing deposits	44,186			37,691
Other non-interest bearing liabilities	2,693			1,572
Shareholders' equity	19,376			16,323
Total average liabilities and shareholders' equity	$201,393	$3,320		$173,990	$3,005

Interest income and average rate earned on earning assets		$11,000	8.22%		$9,792	8.58%
Interest expense and average interest cost related to interest-earning liabilities		3,320	3.28%		3,005	3.38%
Net interest income and net interest margin		$7,680	5.74%		$6,787	5.95%

Results of Operations for the Third Quarter of 2001 Compared to the Third Quarter of 2000:

Net income for the third quarter of 2001 was $550,000 compared to $508,000 for the third quarter of 2000, a $42,000, or 8.3%, increase.  The increase in net income between the periods resulted from increases in net interest income before provision for credit losses, which were partially offset by increases in provisions for credit losses and a decrease in non-interest income.

Interest income from loans increased 12.6%, or $297,000, in the periods under review as average total loan volumes increased 32.9% to $116,042,000 for the third quarter of 2001 compared to $87,323,000 for the third quarter of 2000.  The $28,719,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to rebuild its core business with the introduction of new products, experienced personnel, and emphasis on business development and customer retention.  The Company’s loan to deposit ratio at September 30, 2001 was 60.1% compared to 51.6% at September 30, 2000.

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing its loans.  West Coast prime averaged 6.57% for the third quarter of 2001 compared to 9.50% for the third quarter of 2000.  Average yield on loans (excluding non-accrual loans) was 9.15% for the three-month period ended September 2001 compared to 10.78% in the same period of 2000.

Non-accrual loans at September 30, 2001 were $372,000 compared to  $48,000 at September 30, 2000.  Four commercial borrowing relationships represented the non-accrual loans at September 30, 2001.  The ratio of non-accrual loans to total loans increased to 0.3% at September 30, 2001 compared to 0.1% at September 30, 2000. These relationships do not appear to have been affected by either the California energy challenge or the events of September 11, 2001.

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

The investment policy of the Company is established by the Board of Directors and implemented by the Company’s Strategic Planning Committee.  It is designed primarily to provide and maintain liquidity, to enable the Company to meet its pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Company’s lending activities.

Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 17.7% in the periods under review.  The decrease in these categories of income can be attributed to lower Federal funds sold rates and an increased level of principal payments on collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) in the periods under review.

The effective rate for investment securities not including Federal funds sold was 5.77% for the third quarter of 2001 compared to 6.45% for the same period in 2000.  The effective yield for Federal funds sold was 3.55% for the third quarter of 2001 compared to 6.66% for the third quarter of 2000.

Average investment securities including interest-bearing deposits in other banks and Federal funds sold decreased 7.9%, or $5,918,000, to $68,539,000 for the third quarter of 2001 compared to $74,457,000 for the third quarter of 2000.  Principal paydowns and increased loan volumes were the major contributors to the decrease in investment volume. Principal paydowns were $4,513,000 for the third quarter of 2001 compared to $1,630,000 for the same period of 2000.

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

Interest expense for the third quarter of 2001 was $990,000 compared to  $1,092,000 for the third quarter of 2000.  This $102,000, or 9.3%, decrease in interest expense can be partially attributed to the decrease in interest rates in the third quarter of 2001 compared to the interest rate increase in the third quarter of 2000.   Effective rates for interest bearing liabilities was 2.86% for the third quarter of 2001 compared to 3.56% for the same period of 2000, a 70 basis point decrease.  If interest rates were to continue their downward movement in the remainder of 2001, the Company could continue to experience restraints on incremental decreases in the rates paid on deposit products for each decrease in the Federal funds rate.  Additionally, the interest rate risk could increase as depositors are reluctant to accept lower deposit rates and search for higher yields in other investment products outside of the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable increases in deposit rates.

The following table indicates the average balances of interest-bearing deposit products, the percentage to total deposits, and the effective rates.

(Dollars in Thousands)	Quarter Ended September 30, 2001			Quarter Ended September 30, 2000
	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate
NOW Accounts	$29,333	15.8%	0.44%	$28,259	17.3%	0.71%
MMDA Accounts	47,206	25.4%	2.88%	30,947	18.9%	3.39%
Time Deposits	50,834	27.3%	4.61%	50,235	30.6%	5.57%
Savings Accounts	11,178	6.0%	1.11%	12,112	7.4%	1.95%

Total interest-bearing	138,551	74.5%	2.86%	121,553	74.2%	3.52%

Non-interest bearing	47,412	25.5%		42,156	25.8%
Total Deposits	$185,963	100.0%		$163,709	100.0%

Other interest expense decreased in the periods under review.  The Company utilized its Federal Home Loan Bank credit line in the third quarter of 2000 in anticipation of short-term liquidity needs.  Liquidity needs for the third quarter of 2001 were met by increases in deposits and investment principal repayments mentioned above.

Net interest income before provision for credit losses for the third quarter of 2001 was $2,645,000 compared to $2,459,000 for the third quarter of 2000, an increase of $186,000, or 7.6%.  The increase in net interest income can be mainly attributed to the increase in loan interest income mentioned above.

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

The allowance for credit losses is reviewed at least quarterly by the Audit Committee and by the Board of Directors.  The allowance is allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors. The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio segments, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or the Company’s own internal review process.  Additions are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s potential loss exposure.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate the Company’s potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The Company added $50,000 to the allowance for credit losses in the third quarter of 2001 due to increased levels of non-accrual loans, which grew to .24% of average loans. No provision was necessary in the third quarter of 2000 due to a decrease in charge-offs and an increase in recoveries in the first and second quarters of 2000.

The ratio of net credit losses to total average loans outstanding was negligible for the third quarter of 2001 compared to net credit losses of 0.39% for the same period in 2000.  Net charge offs for the third quarter of 2001 were $3,000 compared to net charge offs of $25,000 for the same period in 2000.

Net interest income after the provision for credit losses increased $136,000, or 5.5%, in the periods under review.

Non-interest income includes fees, service charges and other income as well as gain on sale of assets and gain or loss on securities transactions.

Non-interest income decreased $87,000, or 8.9%, to $887,000 in the third quarter of 2001 compared to $974,000 in the third quarter of 2000.  The major contributors to the decrease were other non-interest income partially offset by an increase in loan placement fees.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $14,000, or 41.2%, in the periods under review.  The eight reductions in the Federal funds rate by the FOMC in 2001 have provided consumers with numerous opportunities for refinancing of single-family homes.

Other income decreased $90,000, or 35.6% in the periods under review.  The majority of the decrease in 2001 can be attributed to the earnings in 2000 resulting from the gain on the sale of assets associated with the closing of one of the branches and from a recovery on other real estate property.

Non-interest expenses include salaries, furniture, fixture and premises depreciation and expenses, and other operating expenses including loss on sale of assets.

Non-interest expense for the third quarter of 2001 decreased $10,000, or 0.4%, compared to the same period of 2000.  The decrease is the result of reductions in most major classifications partially offset by the increase in salaries and benefits.

Salaries and benefits increased $135,000, or 11.3%, in the third quarter of 2001 compared to the same period in 2000.  General salary increases and increased benefits costs are the major components of the increase.

Occupancy and equipment expense increased $38,000 or 14.6% in the periods under review.  During 2000, the Company added two new branches, relocated two branches, remodeled three buildings, installed a new telephone system, and began offering Internet banking services. Operating expenses for these projects are reflected in the increase in the third quarter 2001 expenses.

Depreciation and provision for losses on equipment leased to others decreased $58,000 or 15.8% in the periods under review.  Depreciation was discontinued on matured leases during the third quarter of 2001.

Other expenses decreased $49,000 or 5.9% in the periods under review.   Major contributors to the decrease were audit and accounting fees, stationery and supplies, legal fees, and miscellaneous expenses.

Income from continuing operations before income tax expense was $841,000 for the third quarter of 2001 compared to $782,000 for the third quarter of 2000.

Results of Operations for the First Nine Months of 2001 Compared to the First Nine Months of 2000:

Net income for the first nine months of 2001 was $1,771,000 compared to $1,209,000 for the first nine months of 2000, a $562,000, or 46.5% increase.  The increase in net income between the periods resulted from increases in net interest income before provision for credit losses and non-interest income which were partially offset by increases in non-interest expense, provisions for credit losses, and tax expense.

Interest income from loans increased 18.5%, or $1,209,000, in the periods under review as average total loan volumes increased 27.0% to $107,632,000 for the first nine months of 2001 compared to $84,786,000 for the first nine months of 2000.  The $22,863,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to rebuild its core business with the introduction of new products, experienced personnel, and emphasis on business development and customer retention.  The Bank added a business development SBA officer and an experienced agricultural lending officer in the first nine months of 2001 to complement its existing staff of experienced commercial lenders.  Volumes in those two categories have increased approximately 72% and 392%, respectively, in the periods under review.  The Company’s loan to deposit ratio at September 30, 2001 was 60.1% compared to 51.6% at September 30, 2000.

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing its loans.  West Coast prime averaged 7.45% for the first nine months of 2001 compared to 9.15% for the first nine months of 2000.  Average yield on loans (excluding non-accrual loans) was 9.60% for the nine-month period ended September 2001 compared to 10.57% in the same period of 2000.

Non-accrual loans at September 30, 2001 were $372,000 compared to  $48,000 at September 30, 2000.   Refer to discussion of non-accrual in “Results of Operations for the Third Quarter of 2001 Compared to the Third Quarter of 2000”.

Investments typically have yields lower than loans.  Average investment securities including interest-bearing deposits in other banks and Federal funds sold increased 1.6%, or $1,113,000, to $70,881,000 for the first nine months of 2001 compared to $69,768,000 for the first nine months of 2000.  The increase in volume is the result of a $25,689,000 increase in deposit volumes offset by the $22,863,000 increase in loan volumes.  Average Federal funds sold decreased 30.3% in the periods under review as the Bank sought higher yielding alternatives in a declining interest rate environment.  Average Federal funds sold for the first nine months of 2001 was $6,622,000 compared to $9,508,000 for the first nine months of 2000.  The effective yield on Federal funds sold for the first nine months of 2001 was 4.17% compared to 6.21% for the same period 2000.  The effective yield of the investment portfolio, excluding Federal funds sold, for the first nine months of 2001 was 6.33% compared to 6.24% for the same period of 2000.

A significant portion of the new investment purchases has been in MBS and CMOs.  These securities typically provide a higher yield than U.S. Treasuries, government agencies, and municipal investments.  The Bank held $36,091,000 in CMOs and MBS at September 30, 2001 compared to $39,224,000 at September 30, 2000, or 53.7% of the total investment portfolio compared to 53.8%, respectively. The effective yields on CMOs and MBS were 6.44% and 7.13%, respectively. As further discussed below, the Bank sold approximately $11,232,000 in investment securities in the first nine months of 2001 for liquidity purposes which resulted in a $372,000 net realized gain on sale of investment securities.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.  Refer to “Results of Operations for the Third Quarter of 2001 Compared to the Third Quarter of 2000” for discussion of interest rate risk and prepayment risk.

Interest expense for the first nine months of 2001 was $3,320,000 compared to  $3,005,000 for the first nine months of 2000.  This $315,000, or 10.5%, increase can be partially attributed to the increase of $16,734,000 in average interest bearing liabilities.  Significant contributors to the deposit volume increase were the two new branches the Bank opened in 2000 whose market base are significant users of the Bank’s premium money market product.

As previously discussed in the “Overview”, the Company began offering a premium money market account in the latter part of 2000 to attract and retain higher balance depositors.  The product pays a higher rate of interest based on tiered balances.  The effect of this product on interest expense is reflected in the effective rate of MMDAs for the first nine months of 2001 of 3.37% compared to 3.17% for the same period in 2000.

Even if interest rates continue their downward movement in the remainder of 2001, the Company could continue to experience restraints on incremental decreases in the rates paid on deposit products for each decrease in the Federal funds rate.  Additionally, the interest rate risk could increase as depositors are reluctant to accept lower deposit rates and search for higher yields in other investment products outside of the Company.   Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable increases in deposit rates.

The following table indicates the average balances of deposit products, the percentage to total deposits, and the effective rates.

(Dollars in Thousands)	Nine Months Ended Sept. 30, 2001			Nine Months Ended Sept. 30, 2000
	Year-to-Date Avg.Bal.	% of Total Deposits	Effective Rate	Year-to-Date Avg.Bal.	% of Total Deposits	Effective Rate
NOW Accounts	$28,491	15.9%	0.47%	$28,201	18.4%	0.70%
MMDA Accounts	43,300	24.2%	3.37%	26,772	17.5%	3.17%
Time Deposits	52,220	29.2%	5.09%	48,228	31.4%	5.29%
Savings Accounts	10,874	6.1%	1.48%	12,490	8.1%	1.93%

Total interest-bearing	134,884	75.4%	3.27%	115,691	75.4%	3.32%

Non-interest bearing	44,176	24.6%		37,691	24.6%
Total Deposits	$179,071	100.0%		$153,382	100.0%

Other interest expense decreased in the periods under review.  Liquidity needs for the first nine months of 2001 were met by the sale of certain investment securities previously mentioned.  In anticipation of short-term liquidity needs, the Company utilized its Federal Home Loan Bank credit line during the first nine months of 2000.

Net interest income before provision for credit losses for the first nine months of 2001 was $7,680,000 compared to  $6,787,000 for the first nine months of 2000, an increase of $893,000, or 13.2%.  The increase in net interest income can be mainly attributed to the increase in loan interest income mentioned above.

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

Refer to Results of Operations for the Third Quarter of 2001 Compared to Third Quarter of 2000” for discussion of credit allowance and risk grading of the loan portfolio.

Due to a significant charge off of one commercial loan and the current energy challenge in California, the Company added $547,000 to the allowance for credit losses in the first nine months of 2001.  In the first nine months of 2000, $50,000 was added to the allowance.  In the first half of 2001, the Company began reviewing the effects of increased energy costs and effects of possible blackouts with each new borrower as well as at any credit renewal.  The ratio of net credit losses to total average loans outstanding was 0.24% for the first nine months of 2001 compared to net credit losses of 0.19% for the same period in 2000.  Net charge offs for the first nine months of 2001 were $248,000 compared to net charge offs of $161,000 for the same period in 2000.  As stated above, the majority of the charge offs for 2001 were the result of one commercial borrower.  The charge offs of 2000 primarily related to the charge off of one major commercial loan that was offset by the recovery of a previously charged off agricultural relationship.

Net interest income after the provision for credit losses increased $396,000, or 5.9% in the periods under review.

Non-interest income includes fees, service charges and other income as well as any gain or loss on securities transactions.

Non-interest income increased $1,047,000 or 39.9%, to $3,672,000 in the first nine months of 2001 compared to $2,625,000 in the first nine months of 2000.  The major contributors to the increase were net realized gains on sales of investment securities and other income.

Service charge income increased $25,000, or 3.1%, in the first nine months of 2001 compared to 2000.  The increase can mainly be attributed to the increase in deposit accounts and fee changes.

Rentals from equipment leased to others decreased $95,000, or 8.1%, in the first nine months of 2001 compared to the first nine months of 2000.  The average volume of equipment leased to others also declined to $2,117,000 for the first nine months of 2001 compared to $3,214,000 for the same period of 2000, or a 34.1% decrease.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased 34.6% in the first nine months of 2001 compared to the same period in 2000.  This $37,000 increase may be attributed to the declining interest rate environment of the first nine months of 2001 compared to the rising interest rate environment of the first nine months of 2000.  The national average for 30 year fixed rate mortgages at September 30, 2001 was 6.17% compared to 7.57% at September 30, 2000.  A declining rate environment can provide refinancing and new home purchase opportunities for the consumer.

As previously referenced, the Company sold approximately $11,232,000 in available-for-sale investment securities in the first nine months of 2001 due to short term liquidity needs.  The Company has held investment securities in lieu of higher yielding loans due to low to moderate loan demand.  As interest rates decline, market values on investments can increase.  This function of the market created an opportunity for the Bank to invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace to provide the needed liquidity.  The result of the sale of investment securities provided needed liquidity for the loan growth and provided a $372,000 net realized gain on sale of investment securities.  If interest rates rise, future sales of investments may not generate the same gain, as market values of investments in a rising rate environment tend to decrease, which could result in a loss on sale of investments.

Other income increased $708,000 in the periods under review.  The majority of the increase was the result of a recovery on a previously charged off other real estate owned property, and an insurance settlement.

Non-interest expenses include salaries, furniture, fixture and premises depreciation and expenses, and other operating expenses, including loss on sale of assets.

Non-interest expense for the first nine months of 2001 increased $500,000, or 6.6%, compared to the same period of 2000.  Increase in salaries and benefits expense was the major contributor to the increase.

Salaries and benefits increased $395,000, or 11.2%, in the first nine months of 2001 compared to the same period in 2000.  General salary increases and additions of personnel in the first half of 2000, which are reflected in balances in the first nine months of 2001, are the major components of the increase.  The increases in personnel were mainly due to the opening of the two new branches and are in line with the Company’s overall strategic plan for growth and development.  Other contributors to the increase in salary expense are increases to profit sharing and incentives, which are designed for employee retention.

Depreciation and provision for losses on equipment leased to others decreased 2.9% in the periods under review.  The major contributor to the $32,000 decrease was the maturity of leases and the reduced volume of operating leases.  The Bank has no current plans to continue investing in operating leases.

The efficiency ratio of a company can be an indicator of the effective use of resources used to generate future income.  The Company’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The lower the ratio the more efficient the Company’s operations.  The ratio at September 30, 2001 was 70.8% compared to 80.1% at September 30, 2000.  This ratio reflects that for every dollar of income generated, the cost of that income was 71 cents for the nine months ended September 30, 2001 and 80 cents for the nine months ended September 30, 2000.  The lower ratio for September 30, 2001 is partially affected by the non-recurring income items discussed above. While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio.

Income from continuing operations before income tax expense was $2,769,000 for the first nine months of 2001 compared to $1,826,000 for the first nine months of 2000.

Capital Resources:

Total shareholders’ equity at September 30, 2001 was $21,051,000 compared to $18,671,000 at December 31, 2000 and $17,413,000 at September 30, 2000.  Reflected in the change is the accumulated other comprehensive income which reflects the effect on equity of the unrealized gain or loss on available for sale securities.  Accumulated other comprehensive income at September 30, 2001 was $1,738,000 compared to $851,000 at December 31, 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated quarterly average assets and risk-weighted assets of the Company and the average assets and risk-weighted assets of the Bank are not materially different at September 30, 2001.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of September 30, 2001.

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

The Company announced its intent to purchase up to $500,000, or approximately 3%, of its common stock through a stock repurchase plan that became effective March 1, 2001.  The program was amended on September 19, 2001 for an additional $250,000.  The program expires February 28, 2002.  See Note 6 for the status of the program.

The following table presents the Company’s capital ratios as of September 30, 2001 and December 31, 2000.

Total as of September 30, 2001 (Unaudited)	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$21,051,000	14.8%	$14,259,000	10.0%	$11,326,000	8.0%
Tier 1 Capital (to risk weighted assets)	$19,274,000	13.5%	$8,555,000	6.0%	$5,663,000	4.0%
Tier 1 Capital (to average assets)	$19,274,000	9.2%	$10,440,000	5.0%	$8,352,000	4.0%

Total as of December 31, 2000
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$19,282,000	16.2%	$11,933,000	10.0%	$9,546,000	8.0%
Tier 1 Capital (to risk weighted assets)	$17,784,000	14.8%	$7,160,000	6.0%	$4,773 ,000	4.0%
Tier 1 Capital (to average assets)	$17,784,000	9.1%	$9,739,000	5.0%	$7,792,000	4.0%

Risk-weighted assets at September 30, 2001 were $142,592,000 compared to $119,329,000 at December 31, 2000.  Average quarterly assets less regulatory adjustments were $208,794,000 at September 30, 2001 and $194,789,000 at December 31, 2000.

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

Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets, which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities, averaged $84,245,000 for the first nine months of 2001, or 41.8% of average assets, compared to $81,156,000, or 46.6% of average assets for the first nine months of 2000.  The ratio of average liquid assets to average demand deposits was 190.7% for the first nine months of 2001 compared to 215.3% for the first nine months of 2000.  The decline in this ratio can be attributed to the 27% growth of loans and the 16.7% growth in average demand deposits.  As previously stated the Bank sold approximately $11,232,000 in available for sale securities in the first nine months of 2001 for the purpose of liquidity compared to the short-term borrowings from the Federal Home Loan Bank (FHLB) which averaged $2,518,000 for the first nine months of 2000.  The Bank’s loan to deposit ratio at September 30, 2001 was 60.1% compared to 51.6% at September 30, 2000.

Unpledged investment securities may also provide liquidity.  At September 30, 2001 $48,418,000 in unpledged investments were available as collateral for borrowing.  Additionally, maturing loans can provide liquidity.  At September 30, 2001, approximately $11,444,000 in loans was scheduled to mature within the next ninety days.

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $6,900,000 at September 30, 2001 and $2,900,000 at December 31, 2000, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at September 30, 2001 and December 31, 2000 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $5,515,000 and $4,520,000 and market values totaling $5,975,000 and $4,535,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at September 30, 2001, and December 31, 2000 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $5,211,000 and $5,788,000, respectively and market values totaling $5,335,000 and $5,773,000, respectively.  The amount of the credit line varies according to the Bank’s investment and loan portfolio make-up.  At September 30, 2001, December 31, 2000 and September 30, 2000, the Bank had no outstanding balances on these credit lines.

PART II OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

(b)

On October 9, 2001, the Company filed a Current Report on Form 8-K under Item 5.  The Current Report included as an exhibit, the press release, dated October 5, 2001, filed by the Company containing unaudited financial information and accompanying discussion for the quarter-ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	November 7, 2001

By :	/s/ Daniel J. Doyle
Daniel J. Doyle, CEO

Date:

November 7, 2001

By:	/s/ G. Graham
G. Graham, Chief Financial Officer