Form 10KSB
period 2001-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2002-03-21
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to                           .

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒     No   ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $ 19,268,691

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 15, 2002:  $14,834,820.

State the number of shares of Common Stock outstanding as of March 15, 2002: 1,295,489

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement which will be filed within 120 days after December 31, 2001, in connection with the solicitation of proxies for its 2002 Annual Meeting of Shareholders, are incorporated by reference in Items 9, 10, 11 and 12 of part III hereof.  The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes   ☐   No   ☒

PART I

ITEM 1 -                                                                                                                         DESCRIPTION OF BUSINESS.

General

Central Valley Community Bancorp (the “Company”) was incorporated on February 7, 2000 as a California corporation, for the purpose of becoming the holding company for Clovis Community Bank (the “Bank”), a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Board of Governors”).

At December 31, 2001, the Company had one banking subsidiary, the Bank. The Company’s principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Fresno County and its surrounding area through the Bank. The Company does not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to the Company refer to the Company and the Bank on a consolidated basis. At December 31, 2001, the Company had consolidated total assets of approximately $219,066,000. See Items 6 and 7 - Management’s Discussion and Analysis or Plan of Operation and - Financial Statements.

In February 2002, the Company approved a stock repurchase plan authorizing the purchase of shares up to a total cost of $500,000, or approximately 3% of its outstanding common stock.  The plan expires January 31, 2003.  The Company adopted a similar plan in February 2001, which expired on January 31, 2002.  As of December 31, 2001, the Company had repurchased 25,900 shares at a total cost of $499,263.

As of March 15, 2002, the Company had a total of 110 employees and 90 full time equivalent employees, including the employees of the Bank.

Certain matters discussed in this Annual Report on Form 10-KSB, but not limited to, those described in Item 6 - Management’s Discussion and Analysis or Plan of Operation, are forward–looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward–looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressure in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets. Therefore, the information set forth in such forward–looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Annual Report on Form 10-KSB the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward–looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and shareholder values of the Company may differ materially from those expressed in these forward–looking statements. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward–looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.  The Bank is not a member of the Federal Reserve System.

The Bank operates five full-service banking offices in Clovis, Fresno, and Prather, California. One of the offices is in a Save Mart Supermarket and offers extended banking hours, including Saturday and Sunday hours, for the convenience of the Bank’s customers. The Bank established a Real Estate Division in 1995 in a freestanding facility in downtown Clovis. All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings. All types of permanent single family residential loans are also offered. The Bank closed its former Shaver Lake branch in 2001.

During 2000, the Bank received approval from the California Department of Financial Institutions (the “DFI”) and the FDIC for approval to establish full-service banking offices in the Fig Garden area and the River Park area of Fresno. The Fig Garden branch was opened to expand the Bank’s market area and to better serve existing customers. The River Park Branch is currently located in temporary quarters until completion of a free-standing building, currently under construction.  This facility will have a drive-up window and offer safe deposit boxes. The Bank established a branch in the Sacramento area in the first quarter of 2002.  The branch is a full service branch that offers the Company an expanded servicing area to serve the Sacramento area needs of our existing customers and the banking needs of new customers.

The Bank anticipates additional branch openings to meet the growing services needs of its customers and to provide opportunities to expand its loan and deposit base but has no current plan to establish any additional branches or other offices.

The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also offers installment note collections, issues cashier’s checks, sells traveler’s checks and provides safe deposit boxes and other customary banking services. The Bank also has offered Internet Banking since the third quarter of 2000. Internet Banking consists of inquiry, account status, bill paying, account transfers, and cash management. The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.

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

There have been no other significant changes in the kinds of services rendered, the principal markets for or the methods of distribution of such services during the Bank’s past three fiscal years.

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in Clovis, California and its surrounding area.  At December 31, 2001, the Company had total loans of $133,672,000.  Total commercial and industrial loans outstanding were $52,259,000; total real estate construction, land development and other land loans outstanding were $42,844,000; total other real estate loans outstanding were $31,591,000, and total consumer installment loans outstanding were $5,517,000. The Company accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2001 approximately 55.7% of the Company’s loan portfolio held for investment consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 39.1% consisted of commercial loans. At December 31, 2001, the Company had approximately 5.8% of its loan portfolio concentrated in the residential construction industry. See Item 6 - Management’s Discussion and Analysis or Plan of Operation. The Company believes that these concentrations are mitigated by the diversification of the loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. No borrower had aggregate credit commitments exceeding 4.0% of the loan portfolio at December 31, 2001. In addition, the business activities of the Company currently are concentrated in Fresno County, California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

The Company’s deposits are attracted from individual and commercial customers.  A material portion of the Company’s deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Company.

In order to attract loan and deposit business from individuals and small businesses, the Company maintains the following lobby hours at its branches:

Branch	Monday – Thursday	Friday	Saturday	Sunday
Clovis Main	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 6:00 p.m.	None	None
Clovis Main Drive Up	8:00 a.m. to 6:00 p.m.	8:00 a.m. to 6:00 p.m.	None	None
Foothill	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. To 1:00 p.m.	None
Clovis/Herndon	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 5:00 p.m.	10:00 a.m. to 3:00 p.m.
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 3:00 p.m.	None
River Park	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 3:00 p.m.	None
Sacramento Private Banking	10:00 a.m. to 2:00 p.m.	10:00 a.m. to 2:00 p.m.	None	None

Automated teller machines operate at 5 branch locations 24 hours per day, seven days per week.  No automated teller machines are located at the Sacramento office.  The Company’s Real Estate and Small Business Administration (“SBA”) Departments maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available at customer request.

The Bank relies substantially on local promotional activity, personal contacts by its officers, directors and employees, referrals by its shareholders, extended hours, personalized service and its reputation in the communities it serves to compete effectively.

In addition to the Company’s five branch locations, serving the Bank’s primary service areas, as of December 31, 2001 there were twenty-five (25) operating banking offices in the Company’s primary service area, which consists of the cities of Clovis, Fresno and Prather, California, of which seventeen (17) were offices of regional and major chain banking systems and three (3) were offices of other community banks. Prather does not contain any banking offices other than the Company’s office. The Company’s primary service area contains five (5) savings and loan association offices. Business activity in the

Company’s primary service area is oriented towards light industry, small business and agriculture.

The banking business in California generally, and in the Company’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Company is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Such banks offer certain services such as international banking and trust services which are not offered directly by the Bank but which usually can be offered indirectly through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. Legal lending limits to an individual customer are limited to a percentage of a bank’s total capital accounts. As of December 31, 2001, the Bank’s loan limits to individual customers were $4,812,000 for unsecured loans and $5,661,000 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Mergers between financial institutions have placed additional pressure on banks to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. Such laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in the Company’s market. The competitive environment also is significantly impacted by federal and state legislation, which may make it easier for non-bank financial institutions to compete with the Company.

Clovest Corporation

The Bank has engaged in real estate investment and development activities since 1987 through a wholly-owned subsidiary, Clovest Corporation (“Clovest”).  The Bank’s ability to continue to engage in real estate development activities is governed by an order issued by the FDIC pursuant to Section 24(d) of the Federal Deposit Insurance Act, which imposes significant conditions on such activities. On July 15, 1998 the Board of Directors approved the discontinuance of Clovest’s operations.

During 2001, Clovest was a partner in one California limited liability company and one general partnership, and as of December 31, 2001, and for the year then ended, the Company’s investment in Clovest and the results of Clovest’s operations were not material.

Clovis Securities Corporation

Clovis Securities Corporation is a wholly-owned subsidiary of the Bank, which has been inactive since December 31, 1993.

Statistical Disclosure

This information should be read in conjunction with the consolidated financial statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report, which have been incorporated herein by reference.

Distribution Of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth the Company’s average consolidated balance sheets for the years ended December 31, 2001, 2000 and 1999 and an analysis of interest rates and the interest rate differential for the years then ended. Table B sets forth the changes in interest income and interest expense in 2001 and 2000 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value of investment securities at December 31, 2001, 2000 and 1999 and the book value, maturities and weighted average yield of investment securities at December 31, 2001 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2001, 2000, 1999, 1998 and 1997 is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2001 are summarized in Table E.

Table F shows the composition of non-accrual, past due and restructured loans at December 31, 2001, 2000, 1999, 1998 and 1997. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on non-accrual status.

Summary Of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

Set forth in the text accompanying Table G is a description of the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense in each fiscal year, a table showing the allocation of the allowance for credit losses to the various types of loans in the portfolio, as well as a discussion of management’s policy for establishing and maintaining the allowance for credit losses.

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2001, 2000 and 1999.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2001.

Return On Equity And Assets

Table J sets forth certain financial ratios for the years ended December 31, 2001, 2000 and 1999.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2001, 2000 and 1999. The average balances reflect daily averages except non-accrual loans, which were computed using quarterly averages.

	2001			2000			1999
	Average Balance	Interest Income/ Expense	Average Rates Earned	Average Balance	Interest Income/ Expense	Average Rates Earned	Average Balance	Interest Income/ Expense	Average Rates Earned
	(Dollars inThousands)
ASSETS:
Interest-earning deposits in other banks	$100	$3	3.00%	$343	$25	7.29%	$263	$15	5.70%
Investment securities:
Taxable	55,059	3,475	6.31%	54,457	3,506	6.44%	52,954	2,825	5.33%
Non-taxable (1)	8,665	479	5.53%	8,804	485	5.51%	8,275	466	5.63%
Total investment securities	63,724	3,954	6.20%	63,261	3,991	6.31%	61,229	3,291	5.37%
Federal funds sold	6,502	240	3.69%	9,491	602	6.34%	6,792	327	4.81%
Loans (2)(3)	112,092	10,380	9.26%	84,149	8,942	10.63%	72,974	7,720	10.58%
Total interest-earning assets (1)	182,418	$14,577	7.99%	157,244	$13,560	8.62%	141,258	$11,353	8.04%
Less allowance for credit losses	(2,241)			(2,495)			(2,539)
Non-accrual loans	442			1,819			4,260
Cash and due from banks	13,932			11,804			10,476
Premises and equipment	1,896			1,656			1,691
Other assets	10,075			9,212			10,780
Total average assets	$206,522			$179,240			$165,926

	2001			2000			1999
	Average Balance	Interest Income/ Expense	Average Rates Paid	Average Balance	Interest Income/ Expense	Average Rates Paid	Average Balance	Interest Income/ Expense	Average Rates Earned
	(Dollars inThousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Savings and negotiable orders of withdrawal	$40,126	$263	0.66%	$40,444	$433	1.07%	$40,078	$477	1.19%

Money market accounts	45,397	1,366	3.01%	29,858	1,024	3.43%	25,007	648	2.59%

Time certificates of deposit, under $100,000	35,458	1,646	4.64%	36,240	1,931	5.33%	35,552	1,621	4.55%

Time certificates of deposit, $100,000 and over	16,365	840	5.13%	13,161	732	5.56%	12,006	551	4.59%

Other borrowed funds	532	22	4.14%	2,099	126	6.00%	782	48	6.14%

Federal funds purchased	14	1	7.14%	18	1	5.56%	19	-0-	5.00%

Total interest-bearing Liabilities	137,892	$4,138	3.00%	121,820	$4,247	3.49%	113,444	$3,344	2.95%

Non-interest bearing demand	45,843			39,081			35,212

Other liabilities	2,606			1,664			1,576

Shareholders’ equity	20,181			16,675			15,694

Total liabilities and Shareholders’ equity	$206,522			$179,240			$165,926

Interest income and average rate earned on earning assets (1)		$14,577	7.99%		$13,560	8.62%		$11,353	8.04%

Interest expense and average interest cost related to interest-bearing liabilities		4,138	3.00%		4,247	3.49%		3,344	2.95%

Net interest income and margin(4)		$10,439	5.72%		$9,313	5.92%		$8,009	5.67%

(1)                                  Not computed on a tax equivalent basis.

(2)                                  Loan interest income includes loan fees of $648 in 2001; $391 in 2000; and $324 in 1999 (dollars in thousands).

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

	Year Ended December 31
	2001 Compared to 2000			2000 Compared to 1999
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Increase (decrease) due to changes in:
Interest income
Interest-earning deposits in other banks	(15)	(7)	(22)	$5	$5	$10
Investment securities:
Taxable	160	(191)	(31)	101	580	681
Non-taxable (1)	6	(12)	(6)	29	(10)	19
Total investment securities	166	(203)	(37)	130	570	700
Federal funds sold	(195)	(167)	(362)	153	122	275
Loans	2,525	(1,087)	1,438	899	323	1,222

Total earning assets(1)	2,481	(1,464)	1,017	1,187	1,020	2,207
Interest expense:
Deposits:
Savings and negotiable orders of withdrawal & money market accounts.	219	(47)	172	95	234	329
Certificates of deposit under $100,000	(75)	210	285	32	280	312
Certificates of deposit $100,000 and over	(72)	(180)	(108)	57	124	181

Total deposits	72	(77)	(5)	184	638	822
Federal funds purchased	0	0	0	0	1	1
Other borrowed funds	32	(136)	(104)	80	0	80
Total interest bearing liabilities	104	(213)	(109)	264	639	903

Net interest income (1)	2,377	(1,251)	1,126	$923	$381	$1,304

(1) Not computed on a tax equivalent basis.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2001, 2000 and 1999 is set forth in the following table. At December 31, 2001, the Bank held no investment securities from any issuer which totaled over 10% of the Company’s shareholders’ equity.

	Book Value at December 31
Available for Sale	2001	2000	1999
	(in thousands)
U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$8,477	$15,283	$6,008
Mortgage-backed securities	35,675	39,941	37,211
Obligations of states and political subdivisions	12,440	13,039	9,771
Federal Home Loan Mortgage Corporation stock	1,019	1,022	1,012
Corporate bonds	967	961	-0-
Other securities	265	2,761	312
Total Available-for-Sale Securities	$58,843	$73,007	$54,314

INVESTMENT PORTFOLIO

The book value, maturities and weighted average yield of investment securities at December 31, 2001 are summarized in the following table.

	Maturing
			After one through		After five through
	In one year or less		five years		ten years		After ten years		Total
Available for Sale	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
	(in thousands)
Obligations of other U.S. Government agencies corporations	–	–	$4,549	5.25%	$2,000	5.68%	$1,928	5.88%	$8,477	5.49%

Mortgage-backed securities	$205	7.00%	1,952	7.35%	3,772	6.98%	29,746	7.79%	35,675	6.51%

Obligations of states & political subdivisions	165	6.00%	1,880	6.75%	6,001	5.53%	4,394	5.60%	12,440	5.74%

Corporate Bonds	–	–	967	6.70%	–	–	–	–	967	6.70%

Other securities	265	4.39%	1,019	5.97%	–	–	–	–	1,284	5.64%

Total Available for Sale	$635	7.48%	$10,367	6.12%	$11,773	6.02%	$36,068	7.42%	$58,843	6.19%

(1) Not computed on a tax equivalent basis.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2001, 2000, 1999, 1998 and 1997 is summarized in the table below.

	2001	2000	1999	1998	1997
	(in thousands)
Commercial and industrial	$46,603	$36,614	$38,374	$35,801	$37,533
Real estate
Construction, land development & other land loans	42,844	12,829	8,253	5,712	11,494
Other	31,591	33,534	25,544	25,071	30,915
Loans to finance agricultural production or other loans to farmers	1,159	941	610	1,467	2,177
Installment loans to individuals for household, family and other personal expenditures	5,517	7,371	5,918	6,031	8,042
Leases	5,656	4,612	2,260	194	487
Other	302	385	545	767	1,392
Subtotal	133,672	96,286	81,504	75,043	92,040
Unearned income	(401)	(266)	(251)	(401)	(489)
Subtotal	133,274	96,020	81,253	74,642	91,551
Allowance for credit losses	(2,474)	(2,047)	(2,236)	(2,949)	(2,600)
Total (1)	$130,797	$93,973	$79,017	$71,693	$88,951

(1) Includes non-accrual loans of:

2001	2000	1999	1998	1997
$1,109	$205	$3,617	$4,033	$1,266

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of the Company’s loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2001.

	One Year or Less	After One Through Five Years	After Five Years	Total
Maturity Distribution of Loans(1):	(in thousands)
Real estate construction	$37,917	$4,832	0	$42,749
Other real estate	22,815	3,978	4,798	31,591
Commercial and industrial	40,939	9,881	1,887	52,707
Installment	1,479	1,753	2,284	5,516
	$103,150	$20,444	$8,969	$132,563
Sensitivity to Changes in Interest Rates:

Loans with Fixed Interest Rates		$12,036	$8,318

Loans with Floating Interest Rates		8,407	652
Total		$20,443	$8,970

(1) Does not include non-accrual loans of $1,109 (in thousands).

Table F

COMPOSITION OF NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of non-accrual, restructured and past due loans at December 31, 2001, 2000, 1999, 1998 and 1997 is set forth below:

	December 31
	2001	2000	1999	1998	1997
	(In Thousands)
Non-accrual	$1,109	$205	$3,617	$4,033	$1,266
Accruing loans past due 90 days more	-0-	-0-	-0-	-0-	42
Restructured loans	627	-0-	145	242	272
	$1,736	$205	$3,762	$4,275	$1,580
Non-accrual loans to total loans	0.8%	0.2%	4.5%	5.4%	1.4%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from non-accrual loans is not accrued, but rather is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on non-accrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is ninety days or more past due. Loans in the non-accrual category are treated as non-accrual loans even though the Company may ultimately recover all or a portion of the interest due. These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured. One agricultural borrowing relationship represented 67.3% of the total non-accrual balance at December 31, 2001. One commercial real estate borrowing relationship represented 100% of the total non-accrual balance at December 31, 2000.  Two commercial real estate borrowing relationships represented 90.4% of the total non-accrual balance at December 31, 1999. During most of 1999, management’s emphasis was on improving loan quality. In the first quarter of 2000, the senior credit officer position was restructured to two positions; a chief credit officer responsible for credit quality, and a manager of commercial and business banking responsible for business development and customer retention.

Interest income on non-accrual loans that would have been recognized in the year ended December 31, 2001 if the loans had been current in accordance with their original terms totaled $46,000. No income was recognized on these loans for the year ended December 31, 2001.

In 2001, 1999, 1998 and 1997 the Company had one (1) restructured loan in the principal amount of $627,000, $145,000, $242,000 and $272,000, respectively. At December 31, 2000 the Company had no restructured loans. There are no loans, which were current at December 31, 2001, where serious doubt exists as to the ability of the borrower to comply with the present loan repayment terms. See Note 2 of the Notes to Consolidated Financial Statements of the Company included under Item 7 - Financial Statements for information concerning the Company’s recorded investment in loans for which an impairment has been recognized. Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination. Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

When a loan is classified as impaired, the net fair value (i.e., the measure of the impaired loan) is computed based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Alternatively, if the loan is collateral dependent, impairment is measured based on the fair value or market price of the collateral.  If the net fair value of the impaired loan is less than the recorded investment in the loan, then the resulting impairment amount is recognized through the use of a valuation allowance with a corresponding charge to the provision for credit losses.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

	2001	2000	1999	1998	1997
	(in thousands)
Loans outstanding at December 31,	$133,672	$96,286	$81,504	$75,043	$92,040
Average loans outstanding during period	$112,534	$85,968	$77,234	$83,483	$97,038
Allowance for credit losses:
Balance at beginning of year	$2,047	$2,236	$2,949	$2,600	$1,599
Deduct loans charged-off:
Commercial and industrial	(342)	(146)	(1,561)	(1,217)	(723)
Real estate – construction	-0-	-0-	-0-	-0-	(73)
Real estate – other	-0-	(869)	-0-	(152)	(407)
Loans to finance agricultural and other loans to farmers	-0-	-0-	(845)	-0-	-0-
Loans to individuals for household, family and other personal expenditures	(49)	(128)	(103)	(254)	(214)
Other	-0-	-0-	(24)	-0-	-0-

Total loans charged-off	(391)	(1,143)	(2,533)	(1,623)	(1,417)
Add recoveries of loans charged off:
Commercial and industrial	122	271	426	85	18
Real estate — construction	-0-	-0-	-0-	-0-	-0-
Real estate — other	37	-0-	53	106	19
Loans to finance agricultural and other loans to farmers	9	591	21	-0-	-0-
Loans to individuals for household, family and otherpersonal expenditures	28	41	50	59	35
Total recoveries	196	903	550	250	72
Net charge-offs	(195)	(240)	(1,983)	(1,373)	(1,345)

Add: Provision charged to operating expense	622	50	1,270	1,722	2,346
Balance at end of year	$2,474	$2,047	$2,236	$2,949	$2,600
Allowance for credit losses as a percentage of outstanding loan Balance	1.85%	2.13%	2.74%	3.93%	2.82%
Net charge-offs to average loans outstanding	0.17%	0.28%	2.57%	1.64%	1.39%

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate Company losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The allowance for credit losses is reviewed at least quarterly by the Directors’ Audit Committee and by the Board of Directors. Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors. The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure.Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety. Additions may be required based on the results of  independent loan portfolio examinations,  regulatory agency examinations, or the Company’s own internal review process. Additions are also required when, in management’s judgment, the reserve does not properly reflect the potential loss exposure.

The provision for credit losses was $622,000 in 2001.  The increased provision primarily related to the Company’s increase in non-accrual loans, which totaled $1,109,000 at December 31, 2001, as well as a 30.9%  increase in loan volume. The 2000 provision for credit losses of $50,000 reflected management’s evaluation of deterioration primarily in one commercial borrowing relationship. In 1999, the provision for credit losses of $1,270,000 reflected the deterioration of four borrowing relationships. The $1,722,000 provision in 1998 was partially the result of adverse economic conditions within the Bank’s market area, particularly related to real estate and agriculture, as well as a $113,000 specific allowance for potential Year 2000 related credit problems. In 1997, the Bank  revised processes to measure and monitor risk in the loan portfolio. The adoption of those revisions resulted in a material increase in the Bank’s assessment of risk within its loan portfolio, which caused the Bank to increase its allowance for credit losses accordingly in 1997.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2001		2000		1999		1998		1997
	Amount	Percent of Loans in Each Category To Total Loans	Amount	Percent of Loans in Each Category To Total Loans	Amount	Percent of Loans in Each Category To Total Loans	Amount	Percent of Loans in Each Category To Total Loans	Amount	Percent of Loans in Each Category To Total Loans
	(in thousands)
Commercial and industrial	$1,345	54.4%	$877	42.8%	$1,060	47.1%	$1,187	42.1%	$965	42.3%

Real estate construction	141	5.7%	272	13.3%	75	10.1%	51	6.3%	567	12.5%

Real estate - other	370	15.0%	712	34.8%	845	31.3%	507	37.1%	610	33.6%

Loans to finance agricultural and other loans to farmers	380	15.3%	20	1.0%	5.8%		630	3.7%	51	2.4%

Loans to individuals for household, family and other personal expenditures and other loans	62	2.5%	158	7.7%	146	7.3%	198	10.2%	191	8.7%

Lease contracts	—	—	—	—	23	2.8%	3	0.6%	3	0.5%

Year 2000 for all loan types	—	—	—	—	81	N/A	113	N/A	—	N/A

Other	—	—	8	0.4%	1.6%		—	N/A	—	N/A

Unallocated	176	7.1%	—	—	—	N/A	260	N/A	213	N/A

	$2,474		$2,047		$2,236		$2,949		$2,600

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all potential loan charge-offs that exist in the portfolio at that time.

Table H

DEPOSITS

The Company has no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2001, 2000 and 1999.

	2001		2000		1999
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Savings and negotiable orders of withdrawal	$85,523	1.90%	$70,302	2.07%	$65,085	1.73%

Time certificates of deposit, under $100,000	$35,458	4.64%	$36,240	5.33%	$35,552	4.55%

Non-interest bearing demand	$45,843	N/A	$39,081	N/A	$35,212	N/A

Total average deposits	$183,189		$158,784		$147,855

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2001.

(In Thousands)
Three months or less	$7,496
Over 3 months through 6 months	2,355
Over 6 through 12 months	6,134
Over 12 months	1,129
$17,114

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2001, 2000 and 1999.

	2001	2000	1999
Net Income:
To average assets	1.15%	0.98%	0.43%
To average shareholders’ equity	11.78%	10.48%	4.63%
Dividends declared per share to net income per share	N/A	7.52	N/A
Average shareholders’ equity to average assets	9.77%	9.30%	9.46%

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

Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Board of Governors determines that the activity is so closely related to banking to be a proper incident to banking. The Board of Governors’ approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

The BHC Act and regulations of the Board of Governors also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

The Company’s earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdiction in which the

Company and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to its shareholders. It is the policy of the Board of Governors that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company, issue a guarantee, or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on a per affiliate basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also generally prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

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

The Board of Governors has cease and desist powers over parent bank holding companies and non-banking subsidiaries where actions of a parent bank holding company or its non-financial institution subsidiaries represent an unsafe or unsound practice or violation of law. The Board of Governors has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by the DFI.

Further, the Company is required by the Board of Governors to maintain certain capital levels. See “Capital Standards.”

REGULATION OF THE BANK

                Banks are extensively regulated under both federal and state law. The Bank, as a California state-chartered bank, is subject to primary supervision, regulation and periodic examination by the DFI and the

FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors.

If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance, which for a California chartered bank would result in a revocation of the bank’s charter. The DFI has many of the same remedial powers.

The Bank is a member of the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, may be required to pay a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities, and loans to affiliates.

PAYMENT OF DIVIDENDS

THE COMPANY

The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code. At December 31, 2001, the Company had no outstanding shares of preferred stock.

The principal source of cash revenue to the Company is dividends received from the Bank. The Bank’s ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

THE BANK

Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings, or the Bank’s net income for the latest three fiscal years, less dividends declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

  In addition to the regulations concerning minimum uniform capital adequacy requirements described below, the FDIC has established guidelines regarding the maintenance of an adequate allowance for credit losses. Therefore, the future payment of cash dividends by the Bank will generally depend, in addition to regulatory constraints, upon the Bank’s earnings during any fiscal period, the assessment of the Board of Directors of the capital requirements of the Bank and other factors, including the maintenance of an adequate allowance for credit loan losses.

CAPITAL STANDARDS

The Board of Governors, the FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2001 follow:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.0%	10.0%	13.9%	14.3%
Tier 1 risk-based capital ratio	4.0%	6.0%	12.7%	13.1%
Tier 1 leverage capital ratio	4.0%	5.0%	8.7%	8.9%

RECENT LEGISLATION

FINANCIAL SERVICES MODERNIZATION LEGISLATION

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and by various bank regulatory agencies. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminated many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation’s financial system. The law is subdivided into seven titles, by functional area.

The major provisions of the Gramm-Leach-Bliley Act are:

FINANCIAL HOLDING COMPANIES AND FINANCIAL ACTIVITIES   Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company. A bank holding company that qualifies as a financial holding company can expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received at least a “satisfactory” rating on their last CRA examination. Services that have been deemed to be financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities and merchant banking.

Title I also required the FDIC to adopt regulations implementing Section 121 of Title I, regarding permissible activities and investments of insured state banks.  Final regulations adopted by the FDIC in January 2001, in the form of amendments to Part 362 of the FDIC rules and regulations, provide the framework for subsidiaries of state nonmember banks to engage in financial activities that the Gramm-Leach-Bliley Act permits national banks to conduct through a financial subsidiary.  The regulations require that prior to commencing such financial activities, a state nonmember bank must notify the FDIC of its intent to do so, and must certify that it is well-managed and that it and all of its subsidiary insured depository institutions are well-capitalized after deducting its investment in the new subsidiary.  Furthermore, the regulations require that the notifying bank must, and must continue to, (i) disclose the capital deduction in published financial statements, and (ii) comply with sections 23A and 23B of the Federal Reserve Act and (iii) comply with all required financial and operational safeguards.

Activities permissible for financial subsidiaries of national banks, and, pursuant to Section 362 of the FDIC rules and regulations, also permissible for financial subsidiaries of state nonmember banks, include, but are not limited to, the following:  (a) Lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) Insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for purposes of the foregoing, in any State; (c) Providing financial, investment, or economic advisory services, including advising an investment company; (d) Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) Underwriting, dealing in, or making a market in securities.

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

PRIVACY. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

•     initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•     annual notices of their privacy policies to current customers; and

•     a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

Compliance with the rules is mandatory after July 1, 2001.  The Company and the Bank were in full compliance with the rules as of or prior to their respective effective dates.

SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION.  Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

•     identify and assess the risks that may threaten customer information;

•     develop a written plan containing policies and procedures to manage and control these risks;

•     implement and test the plan; and

•     adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

The Bank implemented a security program appropriate to its size and complexity and the nature and scope of its operations prior to the July 1, 2001 effective date of the regulatory guidelines.

COMMUNITY REINVESTMENT ACT SUNSHINE REQUIREMENTS. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under these agreements. The effective date of the regulations was April 1, 2001.  Neither the Company nor the Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

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

The Company and the Bank intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective.

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

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” The Bank  was examined for CRA compliance by its primary federal regulator as of March 28, 2001 and received a rating of Satisfactory.

The Equal Credit Opportunity Act (“ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (“FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

USA PATRIOT ACT

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”).  IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions.  These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign “shell” banks.  In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002.  Whether or not regulations are adopted, the law becomes effective July 23, 2002.  Additional  regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.  IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

The bank has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS No. 125 which was issued in June 1996.  The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee.  SFAS No. 140 resolves implementation issues which arose as a result of SFAS No. 125, but carries forward most of the provisions of the original statement.  SFAS 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  Management does not believe the adoption of this statement has had a significant impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations.  SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting.  In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion.  SFAS No. 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized.  The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other intangible assets acquired after June 30, 2001 for which SFAS No. 142 is immediately effective.  Management does not believe the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on the Company’s current financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.  Management does not believe the adoption of this statement will have a significant impact on the Company’s current financial position or results of operations.

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

The business of the Company is not seasonal.  The Company intends to continue with the same basic commercial banking activities that have characterized the Bank’s operations since its inception.

Available Information

The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore the Company files reports and other information with the Securities and Exchange Commission (the “Commission”). These reports and other information may be inspected and copied at the Public Reference of the Commission located at 450 Fifth Street, N. W., Washington, D. C. 20549.  Information regarding the Commission can be obtained by calling 1-800-SEC-0330. Such reports and other information may also be accessed electronically at the Commission’s home page on the Internet at  http://www.sec.gov.

 ITEM 2 — DESCRIPTION OF PROPERTY.

	OWNED	LEASED	TOTAL
FULL SERVICE BRANCHES
Headquarters and Main Deposit Branch 600 Pollasky Avenue, Clovis, CA	1		1
Foothill Branch, Prather, CA	1		1
River Park Branch, Northeast Fresno, CA		1	1
Fig Garden Branch, Northwest Fresno, CA		1	1
Supermarket Branch, Clovis, CA		1	1
Sacramento Private Banking, Gold River, CA		1	1
OTHER FACILITIES:
Cashier, Human Resources, Information Services Department 536 Woodworth, Clovis, CA	1		1
Credit Administration, Real Estate Department 795 Pollasky Avenue, Clovis, CA		1	1
Training Facility 630 Pollasky Avenue, Clovis, CA		1	1
SBA Department 624 Pollasky Avenue, Clovis CA		1	1
Total	3	7	10

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

 ITEM 3 — LEGAL PROCEEDINGS.

Neither the Company nor the Bank is a party to, nor are any of their properties the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to the Company’s and the Bank’s businesses, nor are any of such proceedings known to be contemplated by government authority. No director, officer, affiliate, more than 5% shareholder of the Company or the Bank or any associate of these persons is a party adverse to the Company or the Bank or has a material interest adverse to the Company or the Bank in any material legal proceeding.

 ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

 ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is not listed on any exchange nor is it listed with NASDAQ.  Trading of the Company’s common stock has been limited in volume with transactions coordinated between buyer and seller utilizing brokers to accommodate activity.  Bid and ask prices for the Company’s common stock are quoted weekly in the “Fresno Bee” and the “pink sheet” (National Daily Quotation Service).  They can also be found on the Internet under the symbol CVCY.  As of March 15, 2002 the Company had 414 shareholders of record.  The following table summarizes bid quotations for the Company’s common stock.  The prices indicated may not necessarily represent actual transactions.  Bid information has been obtained from RBC Dain Rauscher, which makes a market in the Company’s common stock.

	Bid Quotations of the Company’s Common Stock
Quarter Ended	Low Bid	High Bid
March 31, 2000	13.50	13.50
June 30, 2000	13.63	14.50
September 30, 2000	13.88	14.50
December 31, 2000	13.88	14.75
March 31, 2001	16.50	17.50
June 30, 2001	18.10	20.00
September 30, 2001	21.25	22.50
December 31, 2001	19.75	20.75

The Company paid no dividends in 2001 and paid a $0.10 cash dividend in 2000.  On February 13, 2002, the Company declared a $0.10 per share cash dividend to shareholders of record on March 5, 2002 which will be paid March 31, 2002.

Inquiries on Central Valley Community Bancorp stock can be made by calling Troy Norlander with RBC Dain Rauscher at (800) 288-2811, Jeffrey Mayer with Seidler Companies at (559) 449-2777, or Joey Warmenhoven with Wedbush Morgan Securities at (800) 234-0480.

 ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements, including the Notes thereto, at pages 43 through 80 herein.

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

Overview:

Central Valley Community Bancorp (OTC: CVCY) (the “Company”) reported its highest earnings since 1994.  The Company had net income of $2,378,000 for the 2001 fiscal year compared to $1,748,000 for the 2000 fiscal year.  The primary contributors to the increase in net income during 2001 were a $1,126,000 increase in net interest income, and a $1,164,000 increase in non-interest income, which were partially offset by a $573,000 increase in provision for credit losses, a $741,000 increase in non-interest expenses and a $371,000 increase in income tax expense.

During 2001, the Company recognized certain non-recurring income and expenses.  Funds received as part of an insurance settlement and gains on sales of investments were partially offset by additions to the Bank’s provision for losses on equipment leased to others.  These events are described in more detail in discussions of non-interest income and non-interest expense in “Results of Operations”.  Eliminating the non-recurring income and expenses, the Company’s net income would have been $1,856,000 in 2001 which reflects a 6.2% increase over 2000.

Average earning assets for 2001 were $182,418,000 compared to $157,244,000 for 2000.  The major contributor to the increase in average earning assets was the $24,405,000 increase in average deposits which provided liquidity for the $27,943,000 increase in average loans.

Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the impact of eleven decreases in the Federal funds interest rate by the Federal Open Market Committee (FOMC) in 2001.  Managing the decrease in loan yields and the effective rates paid on deposits has become increasingly difficult as the deposit rates may be near the bottom of consumer tolerance.

The following table sets forth average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years 2001 and 2000.  The average balances reflect daily averages except non-accrual loans that were computed using quarterly and year-to-date averages.  Net interest margin is calculated by dividing net interest income by average interest earning assets.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars In Thousands)

	FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001			FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$100	$3	3.00%	$343	$25	7.29%

Investment securities:
Taxable securities	55,059	3,475	6.31%	54,457	3,506	6%
Non-taxable securities	8,665	479	5.53%	8,804	485	5.51%
Total investment securities	63,724	3,954	6.20%	63,261	3,991	6.31%
Federal funds sold	6,502	240	3.69%	9,491	602	6.34%
Loans	112,092	10,380	9.26%	84,149	8,942	10.63%
Total interest-earning assets	182,418	14,577	7.99%	157,244	13,560	8.62%
Allowance for credit losses	(2,241)			(2,495)
Non-accrual loans	442			1,819
Cash and due from banks	13,932			11,804
Premises	1,896			1,656
Other non-earning assets	10,075			9,212

Total average assets	$206,522	$14,577		$179,240	$13,560
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and negotiable orders of withdrawal	$40,126	$263	0.66%	$40,444	$433	1.07%
Money market accounts	$45,397	$1,366	3.01%	$29,858	1,024	0.43%
Time certificates of deposit, under $100,000	35,458	1,646	4.64%	36,240	1,931	5.33%
Time certificates of deposit, $100,000 and over	16,365	840	5.13%	13,161	732	5.56%
Other borrowed funds	532	22	4.14%	2,099	126	6.00%
Federal funds purchased	14	1	7.14%	18	1	5.56%
Total interest-bearing liabilities	137,892	4,138	3.00%	121,820	4,247	3.49%
Non-interest bearing demand deposits	45,843			39,081

Other liabilities	2,606			1,664
Shareholders’ equity	20,181			16,675

Total liabilities and shareholders’ equity	$206,522	$4,138		$179,240	$4,247

Interest income and average rate earned on earning assets		$14,577	7.99%		$13,560	8.62%

Interest expense and average interest cost related to interest— bearing liabilities		4,138	3.00%		4,247	3.49%
Net interest income and net interest margin		$10,439	5.72%		$9,313	5.92%

The Company’s net interest margin decreased 20 basis points in the periods under review.  The net interest margin in 2001 was 5.72% compared to 5.92% in 2000.  The decrease can be partially attributed to the declining rate environment and the fact that assets generally reprice more quickly than liabilities.  Comparing this declining rate environment to the rising rate environment experienced in  2000, the “lag” or time lapse between repricing of loans and deposits becomes more evident.  West Coast prime rate declined 475 basis points in 2001, from 9.5% at December 31, 2000 to 4.75% at December 31, 2001.  West Coast prime rate increased 100 basis points in 2000 from 8.50% at December 31, 1999 to 9.50% at

December 31, 2000.  The effective yield on loans for those same periods was 9.26% and 10.63%, respectively.  As the Bank’s reference rate, which is generally tied to the West Coast prime rate, decreased 475 basis points in 2001, the rate paid on deposits and other borrowings decreased 49 basis points.  The effective rate on interest bearing deposits in 2001 was 3.00% compared to 3.49% in 2000.  The Bank’s introduction of a Premium Money Market account in the latter part of 2000 also had a significant impact on the effective rate paid on its deposit products in 2001.  Refer to “Schedule of Average Balances and Average Yields and Rates”.

The Bank began offering the Premium Money Market account to attract and retain higher balance deposits.  The higher tiered rate product has been a successful component of  the Company’s overall strategy of relationship building. Average balances of the Premium Money Market accounts increased $16,681,000 in 2001.  New products planned for 2002 include an overdraft plan and a new bundled services package.  Additionally, the Company plans to introduce an overnight investment product primarily targeted to higher deposit volume business customers.

The Bank restructured its branch system by relocating and combining three branches in 2001 and 2000 and opening two new branches in 2000.  The restructuring provided a base for 2001.  Due to the successful efforts of the staff in these branches and the emphasis on customer retention and cross selling, the Bank increased average deposits 15.4% in 2001.  Additionally, the Bank’s restructure of credit functions, the focus on rebuilding its core business of making loans, and continuing to maintain the improved credit quality achieved in the past two years resulted in a 30.9% increase in average loans in 2001.  The Bank anticipates additional branch openings to meet the growing services needs of its customers.  The branch restructure has provided the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

The Company’s Internet Banking services, which were implemented in late 2000, have been successful in offering customers another channel of delivery for banking services.  Approximately 13% of the deposit base has opted to add this delivery channel to the personal delivery of the branch system and telephone convenience of the Bankline system.

The Company also began offering imaged statements in 2001.  Customers were offered imaged checks or the alternative of having their actual checks returned.  Approximately 97% of the Bank’s customers chose the imaged option.  Looking forward into 2002, the Company plans to expand its internet banking channel by adding the ability to access on-line statements, deposit and loan applications, and enhanced bill payment.

The Company’s market focus for loans continues to concentrate on small to medium commercial businesses.  These loans offer diversification as to industries and types of business, thus limiting material exposure in any one industry concentration.  The Company offers both fixed and floating interest rate loans and obtains collateral in the form of real estate, deposit accounts, and accounts receivable, but looks to business cash flow as its primary source of repayment.  No one borrower had aggregate credit commitments exceeding 4.0% of the loan portfolio at December 31, 2001.

As of December 31, 2001, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 39.1% and 55.7% of total loans, respectively.  These same concentrations existed as of December 31, 2000 with commercial and real estate-related loans representing 42.8% and 48.2% of total loans, respectively.

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

Average assets during 2001 were $206,522,000 compared to $179,240,000 for 2000, an increase of $27,282,000, or 15.2%.  Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following table.

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
ROA	1.15%	0.98%
ROE	11.78%	10.48%

Results of Operations

Net income for 2001 was $2,378,000 compared to $1,748,000 in 2000, a $630,000 increase.  The increase in net income in 2001 resulted from increases in net interest income, and non-interest income, which were partially offset by increases in the credit loss provision, non-interest expense, and income tax expense.

Net interest income is the Company’s primary source of revenue.  Net interest income is the difference between the interest income received on interest-earning assets and the interest expense paid on interest-bearing liabilities.  Net interest income is primarily affected by two factors, the volume and mix of interest-earning assets and interest-bearing liabilities and the interest rates earned on those assets and paid on the liabilities.

Interest income from loans and fees increased 16.1%, or $1,437,000, for 2001 as average total loan volumes (including non-accrual loans) increased 30.9%, or $26,566,000, for 2001 to $112,534,000 compared to $85,968,000 for 2000.  Loan demand in the central valley continues to be competitive in both rates and fees with major banks as well as other community banks vying for loan demand.  The Company’s loan to deposit ratio at December 31, 2001 was 69.8% compared to 53.2% at December 31, 2000.

The Company concentrates its lending activities mainly in small to medium business related lending, both commercial and real estate, but offers consumer and agricultural lending as well.  The Bank added a SBA business development officer and an experienced agricultural lending officer in 2001 to its existing staff of experienced commercial lenders.  Agricultural and agricultural related loans increased $4,857,000, and SBA loans increased $2,757,000 in the periods under review.

Average non-accrual loans for 2001 were $442,000 compared to $1,819,000 for 2000.  At December 31, 2001, the Company had $1,109,000 in non-accrual loans compared to $205,000 at December 31, 2000.  One agricultural relationship represented 67.3% of the total non-accrual loans at

December 31, 2001.  The ratio of non-accrual loans to total loans increased to 0.8% at December 31, 2001 compared to 0.2% at December 31, 2000.

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

Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 9.1% in 2001 compared to 2000 due mainly to the increase in loan volume mentioned above.  Average investment securities and interest-bearing deposits in other banks increased 0.3% or $220,000 to $63,824,000 for 2001 compared to $63,604,000 for 2000.  Average Federal funds sold decreased $2,989,000 in the periods under review.  The effective yield on the investment portfolio and interest bearing deposits for 2001 was 5.97% compared to 6.31% in 2000.  The effective yield on Federal funds sold averaged 3.69% in 2001 compared to 6.34% in 2000.  This decrease in yield reflects the decrease in the Federal funds rate from 6.50% at the end of 2000 to 1.75% at December 31, 2001.

In an effort to increase yields without accepting unreasonable risk, a significant portion of the new investment purchases has been in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  These securities typically provide a higher yield than U.S. Treasuries, government agencies, and municipal investment securities.  The Company held $35,675,000, or 60.6% of the total investment portfolio, in MBS and CMOs with an average weighted yield of 6.51% at December 31, 2001 compared to $39,941,000, or 54.7% of the total investment portfolio, with an average weighted yield of 7.48% at December 31, 2000.  In comparison to the yield on MBS and CMOs, the Company held $8,477,000 in agency securities with an average weighted yield of 5.49% at December 31, 2001 compared to $14,276,000 in agency securities with an average weighted yield of 5.60% at December 31, 2000.

Management’s review of investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to evaluate whether investments are consistent with the Company’s investment policy.  The policy addresses issues of average life, duration, prohibited investments, prohibited practices, and concentration guidelines.  The Company recognizes the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The Company has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio. At December 31, 2001, the Company’s market risk was higher in an increasing rate environment versus a declining rate environment.  With an immediate rate increase of 200 basis points, the estimated decrease in the market value of the Company’s investment portfolio would be $4,888,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be $3,450,000.  While an immediate shock of 200 basis points is highly unlikely, as evidenced by the changes in interest rates in 2001 which were in 25 bp and 50 bp increments, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements.

The Company offers a variety of deposit accounts having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.  The Company does not use brokered deposits, and based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.

Interest expense in 2001 was $4,138,000 compared to $4,247,000 in 2000.  This $109,000, or 2.57%, decrease can be attributed to lower interest rates in 2001 compared to 2000.  Average interest-bearing deposits for 2001 were $137,346,000 compared to $119,703,000 for 2000, a 14.7%, or $17,643,000 increase.  Total average deposits increased 15.4% in the periods under review.  Significant contributors to the deposit volume increase were the two new branches the Company opened in the later part of 2000, as mentioned above.

Other interest expense decreased $104,000 in the periods under review mainly due to borrowings from the Federal Home Loan Bank (FHLB) in 2000.  Average FHLB borrowings for 2001 were $521,000 compared to $1,885,000 for 2000.  Refer to “Liquidity Management” on page xx for further discussion of borrowings.

Net interest income before provision for credit losses at December 31, 2001 was $10,439,000 compared to $9,313,000 at December 31, 2000, an increase of $1,126,000, or 12.1%.  The increase in net interest income can be mainly attributed to the increase in interest income.

The Company provides for possible credit losses by a charge to operating income based upon the composition of the loan portfolio, past levels of delinquencies, losses and non-performing assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating loan losses. Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning asset is not warranted.

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

The allowance for credit losses is reviewed at least quarterly by the Board’s Audit Committee and by the Board of Directors. Reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset, for the purpose of estimating potential loss exposure. Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or the Company’s own internal review process. Additions are also required when, in management’s judgment, the reserve does not properly reflect the portfolio’s potential loss exposure.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate the Company’s potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.  The provision for credit losses was $623,000 in 2001 compared to $50,000 in 2000.  The increase in the provision primarily related to the Company’s increase in non-accrual loans, which totaled $1,109,000 at December 31, 2001 compared to $205,000 at December 31, 2000, as well as the 30.9% increase in loan volume experienced in the periods under review.

The ratio of net credit losses to average total loans outstanding was 0.17% in 2001 compared to 0.28% in 2000.  Net charge-offs for 2001 were $195,000 compared to $240,000 for 2000.  The charge-offs in 2001 of $391,000 primarily related to three commercial borrowing relationships and were partially offset by recoveries of $196,000 from previously charged-off commercial relationships.  The Company had one restructured loan and no accruing loans past due 90 days or more at December 31, 2001.  For information regarding impaired loans, refer to Notes 1 and 3, in the “Notes to Consolidated Financial Statements” at pages 51 and 57.

The allowance for credit losses was $2,474,000, or 1.85% of total loans, at December 31, 2001 compared to $2,047,000, or 2.13% of total loans, at December 31, 2000.  Based on information currently available, management believes that the allowance for credit losses will be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Net interest income after the provision for credit losses increased $553,000, or 6.0%, in 2001 to $9,816,000 from $9,263,000 in 2000.

Non-interest income increased $1,164,000, or 33.0%, to $4,692,000 in 2001 from $3,528,000 in 2000.  Non-interest income includes service charges, rental income from equipment leased to others, loan placement fees, and other income, as well as any gain or loss on securities transactions.  The major contributors to the increase were net realized gains on sales of investment securities and other income.

Service charge income increased $100,000, or 9.1%, in 2001 compared to 2000.  Deposit account growth and changes to fee income contributed to the increase.

Rentals from equipment leased to others decreased $103,000, or 6.7%, in 2001.  Offsetting this decrease in income is the related decrease in depreciation on equipment leased to others reflected in non-interest expenses.  Average equipment leased to others decreased $1,168,000, or 37.5%, to $1,945,000 for 2001 from $3,113,000 for 2000.  The Company is not actively pursuing new operating lease arrangements.  See Note 4, in the “Notes to Consolidated Financial Statements”, page 59 for details.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $51,000, or 34.4%, to $201,000 for 2001 compared to $150,000 for 2000.  Low mortgage interest rates throughout 2001 provided numerous opportunities for purchases and refinancing in the single-family residential market.  Average 30 year mortgage rates in December 2001 were in the 6.70% range compared to approximately 6.75% in December 2000.

The Company sold approximately $11,602,000 in available-for-sale investment securities in 2001 after making no such sales in 2000.  The sales in 2001 were effected to address short term liquidity needs resulting from the increased loan volume.  The Company has held investment securities in lieu of higher yielding loans due to low to moderate loan demand.  As interest rates decline, market values on investments can increase.  This function of the market created an opportunity for the Company to invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace to provide the needed liquidity.  The result of the sales, calls, and maturities of investment securities provided needed liquidity for the loan growth and provided a $468,000 net realized gain on sale or call of investment securities.  If interest rates rise, future sales of investments may not generate similar gains, as market values of investments in a rising rate environment tend to decrease, which could result in losses or lesser gains on sale of investments.  Additionally, if interest rates remain low, the Company will analyze the advantages of borrowing funds at lower rates versus selling existing higher yielding investment securities for liquidity needs in 2002.

Other non-interest income increased $648,000, or 87.9%, to $1,385,000 in 2001 compared to $737,000 in 2000.  The primary contributors to the increase were an insurance settlement and a recovery on a previously charged off other real estate owned property.

Non-interest expenses for 2001 increased by $741,000, or 7.3% compared to 2000.  Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.  The major components of the increase were salaries, occupancy expenses, and operating losses, partially offset by a decrease in depreciation on equipment leased to others.

Salaries and benefits increased $666,000 or 14.2%, in 2001 compared to 2000.  The increase can be mainly attributed to general salary increases and additions of personnel in 2000 which are reflected for the full year in 2001.  The increases in personnel were mainly due to the opening of the two new branches and are in line with the Company’s overall strategic plan for growth and development.  Other contributors to the increase in salary expense were increases to profit sharing and incentives, which correspond to the Company’s overall strategic plan and design for employee retention.

Occupancy and equipment expense increased $88,000 or 10.5%, in the periods under review.  As stated above, new branches, remodeling costs, and a new telephone system installed in late 2000 were all depreciated for a full year in 2001 compared to partial periods in 2000.

Depreciation and the provision for losses on equipment leased to others decreased $136,000, or 9.4%, in 2001, which was partially offset by a decrease in rental income from equipment leased to others included in non-interest income as discussed above.  The Company elected to make a $100,000 provision to the allowance for residual losses for equipment leased to others in 2001 compared to $65,000 in 2000.  The provision in 2001 related mainly to the realizable values on equipment from two matured leases.

The Company was successful in maintaining its levels of other expense without significant change in 2001.  Other expenses increased $122,000 to $3,252,000 in 2001 from $3,130,000 in 2000.  The 3.9% increase is attributable to increased data processing and other operating costs.

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.  Excluding the non-recurring income and expenses mentioned above, the ratio at December 31, 2001 was 75.7% compared to 78.1% at December 31, 2000.  This means that for every dollar of income generated, the cost of that income was 75 cents in 2001 and 78 cents in 2000.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio.  Althought the Company’s loan to deposit ratio has significantly increased in 2001 by 31%, the ratio remains lower than the Company’s peers.

Income tax expense was $1,275,000 for 2001 compared to $904,000 for 2000.  The Company’s effective tax rate has increased to 34.9% in 2001 from 33.8% in 2000.  The change is primarily attributable to changes in the mix of taxable and non-taxable interest income in the years under review.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises primarily from interest rate risk inherent in its loan and deposit functions. Management actively monitors and manages this interest rate risk exposure.

Fluctuations in market interest rates expose the Company to potential gains and losses.  The primary objective of asset/liability management is to manage the balance between rate sensitive assets and rate sensitive liabilities being repriced in any given period in order to maximize net interest income during periods of fluctuating interest rates.

Rate sensitive assets are those which contain a provision to adjust the interest rate periodically (for example, a loan in which prime rate determines the basis of the rate charged on outstanding balances).  Those assets include certain commercial, real estate mortgage and construction loans and certain investment securities, Federal funds sold and time deposits in other financial institutions.  Rate sensitive liabilities are those which provide for periodic changes in interest rate and include interest-bearing transaction accounts, money market accounts and time certificates of deposit.  Analysis has shown that because of time and volume influences, the repricing of assets and liabilities is not tied directly to the timing of changes in market interest rates.  If repricing assets exceed repricing liabilities in a time period, the Company would be considered “asset sensitive” and have a  “positive gap”.  Conversely, if repricing liabilities exceed repricing assets in a time period, the Company would be considered “liability sensitive” and have a “negative gap.”

Managing interest rate risk is important to the Company as its net interest margin can be affected by the repricing of assets and liabilities.  Management uses several different tools to monitor its interest rate risk, including gap analysis.   Additionally, the Company utilizes an asset/liability computer model which provides a detailed quarterly analysis of the Company’s financial reports, to include a ratio analysis of liquidity, equity, strategic free capital, volatile liability coverage, and maturity of the investment portfolio.  In addition, a trend analysis is generated which provides a projection of the Company’s asset and liability sensitivity position over a one-year period.  Exposure to interest rate changes is calculated within the program to ascertain interest rate risk in actual dollar exposure resulting from incremental changes in market interest rates.  The incremental changes are generally referred to as “shocks”.  These “shocks” measure the effect of sudden and significant rate changes on the Company’s net interest income.   Assets

may not reprice in the same way as liabilities and adjustments are made to the model to reflect these differences.  For example, the time between when the Company changes its rate on deposits may lag behind the time the Company changes the rate it charges on loans.  Additionally, the interest rate change may not be in the same proportion for assets and liabilities.  Interest rates on deposits may not decrease in the same proportion as a decrease in interest rates charged on loans.  Conversely, interest rates on deposits may not be increased in the same proportion as rates charged on loans.

CAPITAL RESOURCES

Capital serves as a source of funds and helps protect depositors and shareholders against potential losses.  The primary source of capital for the Company has been internally generated capital through retained earnings.

The Company has historically maintained substantial levels of capital.  The assessment of capital adequacy is dependent on several factors including asset quality, earnings trends, liquidity and economic conditions.  Maintenance of adequate capital levels is integral to provide stability to the Company.  The Company needs to maintain substantial levels of regulatory capital to give it maximum flexibility in the changing regulatory environment and to respond to changes in the market and economic conditions.

The Company announced a $0.10 cash dividend on February 13, 2002 for shareholders of record on March 1, 2002.  The dividend will be paid on March 31, 2002.

The Company’s Board of Directors approved a stock repurchase program effective March 1, 2001 to repurchase common stock up to $500,000 which represents approximately 3% of the outstanding shares.  The program expiration date is February 28, 2002.  As of December 31, 2001, the Company had repurchased 25,900 shares at a total cost of $499,288.  Average cost per shares was $19.28.  On February 13, 2002, the Company also announced a new stock repurchase program in the amount of $500,000 or 3% of outstanding shares with an expiration date of February 13, 2003.

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.  For further discussion of capital levels, refer to Note 12 of “Notes to Consolidated Financial Statement”, Shareholders’ Equity on page 67.

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

Liquidity is provided by the Company’s core deposit base, shareholders’ equity, and reductions in assets which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities, averaged $70,131,000 for 2001, or 34.0% of average assets compared to $69,591,000 for 2000, or 38.8% of average assets.  The ratio of average liquid assets to average demand deposits was 153.0% for 2001 compared to 178.1% for 2000.  The decreases in liquidity ratios can be attributed to the increase in loan volumes mentioned in “Results of Operations”.  Changes in deposit volumes also affected the Company’s liquidity ratios.  The Company’s loan to deposit ratio at December 31, 2001 was 69.8% compared to 53.2% at December 31, 2000.

Unpledged investment securities may also provide liquidity.  At December 31, 2001, $44,716,000 in unpledged securities was available as collateral for borrowing.  Additionally, maturing loans provide liquidity.  At December 31, 2001, approximately $14,546,000 in loans was scheduled to mature within the first quarter.

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $6,000,000 and $2,900,000 at December 31, 2001 and 2000, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2001 and 2000 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $5,402,000 and $4,520,000 and market values totaling $5,703,000 and $4,535,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at December 31, 2001 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $5,045,000 and market values totaling $5,067,000.  The amount of the credit line varies according to the Bank’s investment and loan portfolio make-up.  At December 31, 2001, the Bank had $3,000,000 outstanding on these credit lines.  At December 31, 2000, the Bank had no outstanding balances on these credit lines.

As discussed previously, the Company sold approximately $11,602,000 in investment securities due to short-term liquidity needs in the fourth quarter of 2001.  The Company analyzes the advantages and disadvantages of borrowing funds versus selling existing investment securities and their respective rates and yields.  As indicated above, a combination of both provided the needed liquidity in 2001.

Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposits or withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing of products or services are not competitive with those offered by other financial institutions.

Management believes that the Company’s current mix of assets and liabilities provide a reasonable level of risk related to significant fluctuations in net interest income or the result of volatility of the Company’s earning base.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forwarded-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis and Results of Operations. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

ITEM 7 -                FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR’S REPORT

The Shareholders

  and Board of Directors

 Central Valley Community Bancorp

  and Subsidiary

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/Perry-Smith LLP

Sacramento, California
January 18, 2002
except for Note 19, as to which
the date is February 13, 2002

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2001 and 2000

	2001	2000
ASSETS

Cash and due from banks	$13,963,456	$18,548,547
Federal funds sold	4,160,000	4,528,000
Available-for-sale investment securities (Notes 2 and 9)	60,586,194	74,426,527
Loans, less allowance for credit losses of $2,474,159 in 2001 and $2,046,576 in 2000 (Notes 3, 11 and 15)	130,797,253	93,972,692
Equipment leased to others, net (Note 4)	1,216,635	2,625,994
Bank premises and equipment, net (Notes 5 and 11)	1,864,239	1,879,335
Accrued interest receivable and other assets (Notes 7, 10 and 14)	6,478,576	6,185,836

	$219,066,353	$202,166,931

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$49,015,731	$46,189,297
Interest bearing (Note 8)	143,116,535	134,762,966

Total deposits	192,132,266	180,952,263

Short-term borrowings (Note 9)	1,000,000
Long-term debt (Note 9)	2,000,000
Accrued interest payable and other liabilities (Note 14)	3,106,339	2,543,991

Total liabilities	198,238,605	183,496,254

Commitments and contingencies (Note 11)

Shareholders’ equity (Note 12):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 1,285,357 and 1,303,459 shares issued and outstanding in 2001 and 2000, respectively	6,049,217	6,465,236
Retained earnings	13,732,531	11,354,441
Accumulated other comprehensive income (Notes 2 and 16)	1,046,000	851,000

Total shareholders’ equity	20,827,748	18,670,677

Total Liabilities and shareholders’ equity	$219,066,353	$202,166,931

The accompanying notes are an integral part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Interest income:
Interest and fees on loans	$10,379,527	$8,942,082	$7,719,899
Interest on Federal funds sold	240,371	601,695	327,409
Interest and dividends on investment securities:
Taxable	3,477,787	3,530,964	2,839,828
Exempt from Federal income taxes	478,859	485,161	466,222

Total interest income	14,576,544	13,559,902	11,353,358

Interest expense:
Interest on deposits (Note 8)	4,115,136	4,119,858	3,296,176
Other (Note 9)	22,906	127,218	48,217

Total interest expense	4,138,042	4,247,076	3,344,393

Net interest income before provision for credit losses	10,438,502	9,312,826	8,008,965

Provision for credit losses (Note 3)	622,500	50,000	1,270,000

Net interest income after provision for credit losses	9,816,002	9,262,826	6,738,965

Non-interest income:
Service charges	1,197,176	1,097,419	1,012,076
Rentals from equipment leased to others (Note 4)	1,441,096	1,544,488	1,273,629
Loan placement fees	201,018	149,600	215,306
Net realized gains (losses) on sales and calls of investment securities (Note 2)	468,150		(47,629)
Other income	1,384,707	736,768	543,269

Total non-interest income	4,692,147	3,528,275	2,996,651

(Continued)

	2001	2000	1999
Non-interest expenses:
Salaries and employee benefits (Notes 3 and 14)	$5,365,426	$4,699,781	$3,853,412
Occupancy and equipment (Notes 5 and 11)	929,608	841,140	640,091
Depreciation and provision for losses on equipment leased to others (Note 4)	1,307,957	1,443,797	1,080,410
Other expenses (Note 13)	3,252,468	3,129,541	3,237,204

Total non-interest expenses	10,855,459	10,114,259	8,811,117

Income from continuing operations before income taxes	3,652,690	2,676,842	924,499

Income tax expense (Note 10)	1,274,600	904,100	207,700

Net income from continuing operations	2,378,090	1,772,742	716,799

Discontinued operations (Note 6): (Loss) gain from operations of Clovest less applicable income tax (benefit) expense of $(16,800) and $800 for the years ended December 31, 2000 and 1999, respectively		(25,231)	1,194

Net income	$2,378,090	$1,747,511	$717,993

Basic earnings per share from continuing operations (Note 12)	$1.83	$1.36	$.56

Diluted earnings per share from continuing operations (Note 12)	$1.77	$1.35	$.55

Basic earnings per share (Note 12)	$1.83	$1.34	$.56

Diluted earnings per share (Note 12)	$1.77	$1.33	$.55

The accompanying notes are an integral part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss Income)	Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance, January 1, 1999	1,169,067	$3,913,798	$11,367,237	$(106,500)	$15,174,535

Comprehensive income (Note 16): Net income			717,993		717,993	$717,993
Other comprehensive loss, net of tax: Unrealized losses on available-for-sale investment securities				(280,500)	(280,500)	(280,500)

Total comprehensive income						$437,493

Common stock dividend - 10%	117,217	2,344,340	(2,344,340)
Common stock dividend - fractional shares			(3,614)		(3,614)
Stock options exercised and related tax benefit	17,175	207,098			207,098

Balance, December 31, 1999	1,303,459	6,465,236	9,737,276	(387,000)	15,815,512

Comprehensive income (Note 16): Net income			1,747,511		1,747,511	$1,747,511
Other comprehensive income, net of tax: Unrealized gains on available-for-sale investment securities				1,238,000	1,238,000	1,238,000

Total comprehensive income						$2,985,511

Cash dividend - $.10 per share			(130,346)		(130,346)

Balance, December 31, 2000	1,303,459	6,465,236	11,354,441	851,000	18,670,677

(Continued)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2000	1,303,459	$6,465,236	$11,354,441	$851,000	$18,670,677

Comprehensive income (Note 16): Net income			2,378,090		2,378,090	$2,378,090
Other comprehensive income, net of tax: Unrealized gains on available-for-sale investment securities (Note 2)				195,000	195,000	195,000
Total comprehensive income						$2,573,090

Stock options exercised and related tax benefit (Note 12)	7,798	83,244			83,244
Repurchase and retirement of common stock (Note 12)	(25,900)	(499,263)			(499,263)

Balance, December 31, 2001	1,285,357	$6,049,217	$13,732,531	$1,046,000	$20,827,748

				2001	1999

Disclosure of reclassification amount, net of taxes (Note 16):

Unrealized holding gain (losses) arising during the year				$475,890	$(309,077)
Less reclassification adjustment for net gain (losses) included in net income				280,890	(28,577)

Net unrealized gain (losses) on available-for-sale investment securities				$195,000	$(280,500)

The accompanying notes are an integral part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities: Net income	$2,378,090	$1,747,511	$717,993
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net loss (income) from discontinued operations		25,231	(1,194)
Provision for credit losses	622,500	50,000	1,270,000
Allowance for residual losses on equipment leased to others	100,000	64,800
Provision for losses on other real estate			39,126
Gain on sale of equipment leased to others	(13,599)		(43,165)
Net increase (decrease) in deferred loan fees	135,174	15,017	(149,983)
Depreciation, accretion and amortization, net	1,949,710	1,972,105	2,231,647
Net realized (gains) losses on sales and calls of available-for-sale investment securities	(468,150)		47,629
Gain on sale of equipment		(60,458)	(12,309)
Gain on sale of other real estate		(36,197)	(86,473)
Increase in cash surrender value of life insurance	(182,630)	(113,567)	(71,616)
Reduction in carrying value of bank premises and equipment		67,111	161,612
Net decrease (increase) in accrued interest receivable and other assets	264,154	61,292	(305,064)
Net increase (decrease) in accrued interest payable and other liabilities	598,261	718,384	(125,241)
Deferred income tax expense	65,000	876,000	645,000

Net cash provided by operating activities of continuing operations	5,448,510	5,387,229	4,317,962

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(24,454,432)	(28,131,754)	(28,359,004)
Proceeds from sales, calls or maturity of available-for- sale investment securities	21,262,139	3,225,690	23,815,228
Proceeds from principal repayments of available-for- sale investment securities	17,508,609	6,447,423	12,706,547
Net increase in loans	(37,582,235)	(15,001,104)	(8,794,798)
Purchases of premises and equipment	(398,668)	(789,575)	(260,380)
Proceeds from sale of equipment		61,385	6,000
Proceeds from sale of other real estate		65,145	1,062,611
Purchase of equipment leased to others	(181,392)	(1,632,673)	(1,818,117)
Proceeds from sale of equipment leased to others	163,307		852,932
Deposits on single premium cash surrender value life insurance policies	(447,000)	(1,523,500)

Net cash used in investing activities of continuing operations	(24,129,672)	(37,278,963)	(788,981)

(Continued)

	2001	2000	1999
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$15,158,142	$22,848,882	$3,802,731
Net (decrease) increase in time deposits	(3,978,139)	8,955,998	(6,661,675)
Payments on notes payable for equipment leased to others	(35,913)	(214,453)	(761,949)
Proceeds from short-term borrowings	1,000,000
Proceeds from issuance of long-term debt	2,000,000
Cash paid for dividends		(130,346)
Cash paid for fractional shares			(3,614)
Share repurchase and retirement	(499,263)
Proceeds from exercise of stock options	83,244		143,093

Net cash provided by (used in) financing activities of continuing operations	13,728,071	31,460,081	(3,481,414)

Cash provided by discontinued operations		499,404	1,720,114

(Decrease) increase in cash and cash equivalents	(4,953,091)	67,751	1,767,681

Cash and cash equivalents at beginning of year	23,076,547	23,008,796	21,241,115

Cash and cash equivalents at end of year	$18,123,456	$23,076,547	$23,008,796

Supplemental disclosure of cash flow information:

Cash paid (refunded) during the year for:
Interest expense	$4,258,314	$4,135,971	$3,411,303
Income taxes	$530,000	$(308,706)	$(448,261)

Non-cash investing activities:
Real estate acquired through foreclosure, net of valuation allowances			$490,205

Receivable recorded from Small Business Administration in connection with foreclosed property			$139,606

Net change in unrealized gain (loss) on available-for-sale investment securities	$324,000	$2,059,000	$(470,900)

Transfer of held-to-maturity investment securities to available-for-sale investment securities			$7,228,017

Transfer of equipment leased to others to assets held for sale	$115,672

Non-cash financing activities:
Purchase of equipment leased to others through issuance of notes payable			$132,363

The accompanying notes are an integral part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Central Valley Community Bancorp (the “Company”) was incorporated on February 7, 2000 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company in connection with its acquisition of Clovis Community Bank (the “Bank”).  The Company became the sole shareholder of the Bank on November 15, 2000 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

The Bank operates five branches in Clovis, north Fresno, and northeast Fresno County, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.  In addition, the Bank engaged in real estate development activities through its subsidiary, Clovest Corporation (“Clovest”).  However, as discussed in Note 6, the Clovest Board of Directors adopted a plan to discontinue the operations of Clovest on July 15, 1998.

The accounting and reporting policies of Central Valley Community Bancorp and subsidiary conform with generally accepted accounting principles and prevailing practices within the banking industry.

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.  In addition, the accounts of the Bank’s wholly owned subsidiaries, Clovest and Clovis Securities Corporation (an inactive company), are included in the consolidated financial statements.  The operating results of Clovest were not material in 2001 and were reflected as discontinued operations for 2000 and 1999.

Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one-day periods.

Investment Securities

Investments are classified into the following categories:

•              Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

•              Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

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

An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Allowance for Credit Losses

The allowance for credit losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business.  The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Bank’s service area.

Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss.  In addition, a reserve factor is assigned to currently performing loans based on the Bank’s historical experience.  Management also computes specific and expected loss reserves for loan commitments.  These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Bank’s Audit Committee reviews the adequacy of the allowance for credit losses quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the Audit Committee and management, changes are warranted.

This allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for credit losses at December 31, 2001 and 2000, respectively, reflects management’s estimate of losses in the portfolio.

Equipment Leased to Others

The Bank enters into leasing arrangements through certain leasing brokers to lease computer equipment to various entities.  Computer equipment leased to others under operating leases is depreciated on a straight-line basis over the lease term to an estimated residual value.  Related rental income is recorded when earned.

The Bank maintains an allowance for residual losses based upon management’s assessment of various factors affecting residual values.  Management considers the allowance for residual losses adequate to cover any potential losses in the lease portfolio.

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for credit losses.  A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value.  The allowance is established through a provision for losses on other real estate and is included in other expenses.  Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

Bank Premises and Equipment

Bank premises and equipment are carried at cost.  Depreciation is determined using the straight–line method over the estimated useful lives of the related assets.  The useful lives of Bank premises are estimated to be between twenty and forty years.  The useful lives of improvements to Bank premises, furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

The Bank evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  Based upon these evaluations, the Bank recorded an adjustment to the carrying value of certain long-lived assets in 2000 and 1999 (Note 5).

Real Estate Investments

Real estate held for investment is held in the Bank’s subsidiary, Clovest, and is recorded at the lower of cost or net realizable value through the use of a valuation allowance.  The allowance is established through a provision for losses on real estate investments which is included in losses from discontinued operations.

Revenue recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale.  Under certain circumstances, revenue recognition may be deferred until these criteria are met.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Stock-Based Compensation

Stock options are accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price.  However, if the fair value of stock-based compensation computed under a fair value based method, as prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is material to the financial statements, pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company.  All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

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

Impact of New Financial Accounting Standards

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS No. 125 which was issued in June 1996.  The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee.  SFAS No. 140 resolves implementation issues which arose as a result of SFAS No. 125, but carries forward most of the provisions of the original statement.  SFAS 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  Management does not believe the adoption of this statement has had a significant impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations.  SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting.  In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion.  SFAS No. 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized.  The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other intangible assets acquired after June 30, 2001 for which SFAS No. 142 is immediately effective.  Management does not believe the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on the Company’s current financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.  SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.  Management does not believe the adoption of this statement will have a significant impact on the Company’s current financial position or results of operations.

2.             AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated market value of available-for-sale investment securities at December 31, 2001 and 2000 consisted of the following:

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$8,476,631	$199,400	$(1,300)	$8,674,731
Obligations of states and political subdivisions	12,440,463	610,600	(22,600)	13,028,463
U.S. Government agencies collateralized by mortgage obligations	35,674,586	1,102,700	(183,600)	36,593,686
Federal Home Loan Mortgage Corporation non-cumulative preferred stock	1,018,719		(18,700)	1,000,019
Corporate bonds	967,242	56,500		1,023,742
Other securities	265,553			265,553
	$58,843,194	$1,969,200)	$(226,200	$60,586,194

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$1,007,409		$(2,400)	$1,005,009
U.S. Government agencies	14,275,957	$363,000	(26,700)	14,612,257
Obligations of states and political subdivisions	13,038,860	530,900	(800)	13,568,960
U.S. Government agencies collateralized by mortgage obligations	39,941,261	612,000	(60,200)	40,493,061
Federal Home Loan Mortgage Corporation non-cumulative preferred stock	1,022,251		(22,300)	999,951
Corporate bonds	960,518	12,972		973,490
Other securities	2,761,271	12,528		2,773,799

	$73,007,527	$1,531,400	$(112,400)	$74,426,527

Net unrealized gains on available-for-sale investment securities totaling $1,743,000 and $1,419,000 are recorded net of $697,000 and $568,000 in tax expense as accumulated other comprehensive income within shareholders’ equity at December 31, 2001 and 2000, respectively.

Proceeds and gross realized gains from the sale, call or maturity of available-for-sale investment securities totaled $21,262,139 and $468,150, respectively, for the year ended December 31, 2001.  Proceeds from the call or maturity of available-for-sale investment securities totaled $3,225,690 for the year ended December 31, 2000.  No gain or losses were realized on these calls or maturities.  Proceeds and gross realized gains and losses from the sale, call or maturity of available-for-sale investment securities totaled $23,815,228, $31,285 and $78,914, respectively, for the year ended December 31, 1999.

The amortized cost and estimated market value of available-for-sale investment securities at December 31, 2001 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Within one year	$164,839	$171,150
After one year through five years	7,396,365	7,530,608
After five years through ten years	8,000,694	8,415,668
After ten years	6,322,438	6,609,510

	21,884,336	22,726,936
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	35,674,586	36,593,686
Federal Home Loan Mortgage Corporation non-cumulative preferred stock	1,018,719	1,000,019
Other securities	265,553	265,553

	$58,843,194	$60,586,194

Investment securities with amortized costs totaling $14,127,454 and $15,307,967 and market values totaling $14,613,233 and $15,466,698 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2001 and 2000, respectively.

3.             LOANS

Outstanding loans are summarized as follows:

	December 31,
	2001	2000
Commercial	$52,259,198	$41,225,576
Real estate	31,591,304	33,534,129
Real estate — construction, land development and other land loans	42,844,130	12,828,991
Agricultural	1,158,594	940,431
Installment	5,517,307	7,371,118
Other	301,759	384,729

	133,672,292	96,284,974

Deferred loan fees, net	(400,880)	(265,706)
Allowance for credit losses	(2,474,159)	(2,046,576)

	$130,797,253	$93,972,692

At December 31, 2001 and 2000, loans originated under Small Business Administration (SBA) programs totaling $12,194,952 and $9,437,533, respectively, were included in the real estate and commercial categories.

Changes in the allowance for credit losses were as follows:

	Year Ended December 31,
	2001	2000	1999
Balance, beginning of year	$2,046,576	$2,236,342	$2,949,171
Provision charged to operations	622,500	50,000	1,270,000
Losses charged to the allowance	(391,005)	(1,142,860)	(2,532,540)
Recoveries	196,088	903,094	549,711

Balance, end of year	$2,474,159	$2,046,576	$2,236,342

The recorded investment in loans that were considered to be impaired totaled $1,108,089 and $262,543 at December 31, 2001 and 2000, respectively.  The related allowance for credit losses on these impaired loans at December 31, 2001 and 2000 was $198,000 and $62,000, respectively.  The average recorded investment in impaired loans during 2001, 2000 and 1999 was $1,175,000, $1,687,000 and $4,212,000 , respectively.  Interest income on impaired loans is recognized on a cash basis and totaled $2,481, $18,744 and $229,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001 and 2000, nonaccrual loans totaled $1,109,362 and $204,854, respectively.  Interest foregone on nonaccrual loans totaled $46,416, $14,193 and $126,021 for the years ended December 31, 2001, 2000 and 1999, respectively.

Salaries and employee benefits totaling $90,936, $63,669 and $58,069 have been deferred as loan origination costs for the years ended December 31, 2001, 2000 and 1999, respectively.

4.             EQUIPMENT LEASED TO OTHERS

Equipment leased to others consisted of the following:

	December 31,
	2001	2000
Computer equipment	$3,854,016	$5,530,070
Accumulated depreciation	(2,434,218)	(2,800,427)
Allowance for residual losses	(203,163)	(103,649)

	$1,216,635	$2,625,994

Changes in the allowance for residual losses were as follows:

	Year Ended December 31,
	2001	2000	1999
Balance, beginning of year	$103,649	$38,849	$38,849
Losses charged to provision	(486)
Provision charged to operations	100,000	64,800

Balance, end of year	$203,163	$103,649	$38,849

Depreciation expense totaled $1,207,958, $1,378,997 and $1,080,410 for the years ended December 31, 2001, 2000 and 1999, respectively.

Minimum future rental income on noncancelable operating leases are as follows:

Year Ending December 31,
2002	$691,091
2003	121,413

$812,504

5.             BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
	2001	2000
Land	$250,000	$250,000
Buildings and improvements	1,157,764	1,165,999
Furniture, fixtures and equipment	2,512,294	2,240,846
Leasehold improvements	464,284	523,068

	4,384,342	4,179,913
Less accumulated depreciation and amortization	(2,520,103)	(2,300,578)

	$1,864,239	$1,879,335

Depreciation and amortization included in occupancy and equipment expense totaled $413,764, $397,320 and $333,474 for the years ended December 31, 2001, 2000 and 1999, respectively.

In December 2000 and 1999, management determined that the carrying amounts of certain leasehold improvements were not fully recoverable.  To reflect these impairments, the Bank eliminated the related carrying value in 2000 and reduced the related carrying value to $7,637 in 1999 through charges to other expenses totaling $67,111 and $161,612, respectively.

6.                                      DISCONTINUED OPERATIONS

On January 23, 1996, the FDIC issued an order approving the Bank’s application to continue to engage in real estate development, through Clovest, subject to certain conditions relating to the maintenance of capital and the reduction in the level of real estate investment to less than 30% of Tier 1 capital by January 2001.  Management believes that Clovest is in substantial compliance with the outlined conditions at December 31, 2001.

On July 15, 1998 (the measurement date), the Board of Directors approved the discontinuation of Clovest’s operations.  At the measurement date, management estimated the net realizable value of each asset and established a plan of disposition.  The plan of disposition calls for the expedient but judicious sale of assets.  Management anticipates no further significant losses will be incurred in connection with the disposition of the remaining assets in Clovest.

At December 31, 2001 and for the year then ended, the Company’s investment in Clovest and the results of Clovest’s operations are not material.  Summarized below is the condensed consolidated balance sheet at December 31, 2000 and the condensed consolidated income statement for the years ended December 31, 2000 and 1999 for Clovest included as discontinued operations in the consolidated financial statements before elimination of intercompany accounts:

Condensed Consolidated Balance Sheet:

2000
Assets:
Cash and cash equivalents	$103,028
Other assets	186,097

Total assets	$289,125

Liabilities and shareholder’s deficit:
Liabilities:
Advances from the Bank, net of allocated tax benefit of $618,883	$406,674
Other liabilities	236,647

Total liabilities	643,321

Minority interest, net of allowance for uncollectible amounts of $396,397	(21,987)
Shareholder’s deficit	(332,209)

Total liabilities and shareholder’s deficit	$289,125

Condensed Consolidated Statement of Operations:

	2000	1999
(Loss) income from operations of real estate investments	$(19,398)	$201,030
Interest income		17,398
Provisions to reduce carrying value of minority interests and real estate under development, net of recoveries		(51,512
Interest paid to Bank		(190,424)
Other expenses, net	(24,685)	(202,883)

	(44,083)	(226,391)

Minority interest in loss from investments in real estate	2,052	37,961

Loss before income tax benefit	$(42,031)	$(188,430)

Operating losses from the measurement date to December 31, 2000 totaled approximately $830,000.  Asset dispositions subsequent to the measurement date totaled $8,842,000 at December 31, 2000.  At December 31, 2000, Clovest had no commitments to fund further development of any projects.

7.             ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2001	2000
Accrued interest receivable	$1,007,246	$1,207,948
Net deferred tax assets (Note 10)	693,000	887,000
Cash surrender value of life insurance (Note 14)	3,848,835	3,219,205
Prepaid expenses	180,859	167,011
Federal Home Loan Bank stock	160,600	134,800
Other	588,036	569,872

	$6,478,576	$6,185,836

8.             DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2001	2000
Savings	$11,769,996	$10,495,266
Money market	50,597,843	41,478,212
NOW accounts	30,740,328	28,802,981
Time, $100,000 or more	17,114,349	19,534,797
Time, under $100,000	32,894,019	34,451,710

	$143,116,535	$134,762,966

Aggregate annual maturities of time deposits are as follows:

Year Ending December 31,
2002	$43,565,640
2003	5,593,982
2004	848,746

$50,008,368

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Savings	$144,501	$233,720	$266,603
Money market	1,366,056	1,024,492	647,800
NOW accounts	118,847	198,431	211,071
Time, $100,000 or more	839,772	731,912	551,293
Time, under $100,000	1,645,960	1,931,303	1,619,409

	$4,115,136	$4,119,858	$3,296,176

9.             SHORT-TERM BORROWINGS, LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Short-Term Borrowings and Long-Term Debt

Advances from Federal Home Loan Bank of San Francisco at December 31, 2001 consisted of the following:

	Amount	Rate	Maturity Date
	$1,000,000	2.46%	May 20, 2002
	1,000,000	3.21%	November 20, 2003
	1,000,000	3.99%	November 20, 2004

	3,000,000

Less short-term portion	(1,000,000)

	$2,000,000

The advances are secured by investment securities with amortized costs totaling $5,045,000 and $5,788,000 and market values totaling $5,067,000 and $5,773,000 at December 31, 2001 and 2000, respectively.  The credit limit varies according to the amount and composition of the Bank’s investment and loan portfolios.  At December 31, 2000, the Bank had no outstanding borrowings under this credit line.

Other Borrowing Arrangements

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $6,000,000 and $2,900,000 at December 31, 2001 and 2000, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2001 and 2000 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $5,402,000 and $4,520,000 and market values totaling $5,703,000 and $4,535,000, respectively. At December 31, 2001 and 2000, the Bank had no outstanding borrowings under these lines of credit.

10.          INCOME TAXES

The expense for income taxes for continuing operations for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

	Federal	State	Total
2001

Current	$982,700	$226,900	$1,209,600
Deferred	53,800	11,200	65,000

Income tax expense	$1,036,500	$238,100	$1,274,600

2000

Current	$20,100	$8,000	$28,100
Deferred	508,000	368,000	876,000

Income tax expense	$528,100	$376,000	$904,100

1999

Current	$(422,100)	$(15,200)	$(437,300)
Deferred	579,000	66,000	645,000

Income tax expense	$156,900	$50,800	$207,700

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2001	2000
Deferred tax assets:
Allowance for credit losses	$538,000	$492,000
Net operating loss		378,000
Other reserves	388,000	206,000
Bank premises and equipment	36,000
Other accruals		52,000
Deferred compensation	546,000	438,000

Total deferred tax assets	1,508,000	1,566,000

Deferred tax liabilities:
Other accruals	(82,000)
Bank premises and equipment		(18,000)
Future liability of State deferred tax asset	(36,000)	(93,000)
Unrealized gain on available-for-sale investment securities	(697,000)	(568,000)

Total deferred tax liabilities	(815,000)	(679,000)

Net deferred tax assets	$693,000	$887,000

The expense for income taxes for continuing operations differs from amounts computed by applying the statutory Federal income tax rates to operating income from continuing operations before income taxes.  The significant items comprising these differences for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

	2001	2000	1999
Federal income tax expense, at statutory rate	34.0%	34.0%	34.0%
State franchise tax expense, net of Federal tax effect	6.7%	6.8%	2.5%
Tax exempt income	(5.8% )	(6.5% )	(15.9% )
Other		(.5% )	1.9%

Total income tax expense for continuing operations	34.9%	33.8%	22.5%

11.           COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expense totaled $195,464, $189,217 and $161,653 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum lease payments on noncancelable operating leases are as follows:

Year Ending December 31,
2002	$249,879
2003	253,540
2004	250,140
2005	209,411
2006	176,088
Thereafter	754,988

$1,894,046

The Bank has options to renew its Fig Garden office lease for one five-year term after the initial lease expires on April 12, 2005.  Additionally, the Bank has an option to renew its real estate office lease for two five-year terms after the initial lease expires on August 31, 2004.

The Bank has signed a new lease agreement for its River Park branch.  The lease term is for 10 years and scheduled occupancy is March 2002.  Additionally, the Bank has an option to renew this lease for two five-year terms after the initial lease expires.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The average amount of such reserve balances required at December 31, 2001 and 2000 was $3,919,000 and $1,431,000, respectively.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $4,128,000 at December 31, 2001.

Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off–balance–sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments consist of commitments to extend credit and letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off–balance–sheet credit risk:

	December 31,
	2001	2000
Commitments to extend credit	$63,274,446	$53,842,720
Letters of credit	$1,329,972	$595,500

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

At December 31, 2001, commercial loan commitments represent approximately 46% of total commitments and are generally secured.  Real estate loan commitments represent 39% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 15% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

As of December 31, 2001, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, approximately 94.8% of the Company’s loans were commercial and real estate-related, representing 39.1% and 55.7% of total loans, respectively.

As of December 31, 2000, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, approximately 91.0% of the loans were commercial and real estate-related, representing 42.8% and 48.2% of total loans, respectively.

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

12.          SHAREHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated average assets and risk-weighted assets of the Company and the average assets and risk-weighted assets of the Bank are not materially different at December 31, 2001.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2001.

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

	2001		2000
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$19,755,000	8.9%	$17,784,000	9.1%
Clovis Community Bank	$19,095,000	8.7%	$17,709,000	9.1%

Minimum requirement for “Well-Capitalized” institution	$11,062,000	5.0%	$9,739,000	5.0%
Minimum regulatory requirement	$8,850,000	4.0%	$7,792,000	4.0%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$19,755,000	13.1%	$17,784,000	14.8%
Clovis Community Bank	$19,095,000	12.7%	$17,709,000	14.8%

Minimum requirement for “Well-Capitalized” institution	$9,115,000	6.0%	$7,160,000	6.0%
Minimum regulatory requirement	$6,077,000	4.0%	$4,773,000	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$21,655,000	14.3%	$19,282,000	16.2%
Clovis Community Bank	$20,995,000	13.9%	$19,207,000	16.1%

Minimum requirement for “Well-Capitalized” institution	$15,192,000	10.0%	$11,933,000	10.0%
Minimum regulatory requirement	$12,154,000	8.0%	$9,546,000	8.0%

Dividends

On July 19, 2000, the Board of Directors declared a $.10 cash dividend to shareholders of record at the close of business on August 1, 2000, paid on or about August 15, 2000.  In addition, all per share data has been restated to reflect the 10% stock dividend declared May 19, 1999 to shareholders of record on June 15, 1999, effective July 15, 1999.  No dividends were paid during 2001.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total dividend payment of any bank in any calendar year to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2001, retained earnings of $3,589,000 were free of such restrictions.

Share Repurchase Plan

In February 2001, the Company approved a stock repurchase plan authorizing the purchase of shares up to a total cost of $500,000, or approximately 3% of its common stock.  The plan expires in February 2002.  As of December 31, 2001, the Company has repurchased 25,900 shares at a total cost of $499,263.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
	2001	2000	1999
Basic Earnings Per Share:

Income from continuing operations	$2,378,090	$1,772,742	$716,799
(Loss) income from discontinued operations		(25,231)	1,194

Net income available to common shareholders	$2,378,090	$1,747,511	$717,993

Weighted average shares outstanding	1,297,166	1,303,459	1,292,345

Basic earnings (loss) per share:
Continuing operations	$1.83	$1.36	$.56
Discontinued operations		(.02)

Net income	$1.83	$1.34	$.56

Diluted Earnings Per Share:

Income from continuing operations	$2,378,090	$1,772,742	$716,799
(Loss) income from discontinued operations		(25,231)	1,194

Net income available to common shareholders	$2,378,090	$1,747,511	$717,993

Weighted average shares outstanding	1,297,166	1,303,459	1,292,345
Effect of dilutive stock options	42,149	8,714	15,365

Weighted average shares of common stock and common stock equivalents	1,339,315	1,312,173	1,307,710

Diluted earnings (loss) per share:
Continuing operations	$1.77	$1.35	$.55
Discontinued operations		(.02)

Net income	$1.77	$1.33	$.55

Stock Options

During 1992, the Bank established a Stock Option Plan for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The Company assumed all obligations under this plan as of November 15, 2000, and options to purchase shares of the Company’s common stock were substituted for options to purchase shares of common stock of the Bank.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.  Outstanding options under the 1992 plan are exercisable until their expiration; however, no new options will be granted under this plan.

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 388,087 shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation expense has been recognized under the above stock option plans.  There were 160,138 options granted during 2001, 85,100 options granted during 2000 and 30,000 options granted during 1999.  Had compensation cost been determined based on the fair value at grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company’s consolidated net earnings and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below.  Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.  However, the cancellation of options in 2000, which were expected to vest in 1999 and 1998, resulted in an adjustment to the 2000 pro forma income for the pro forma compensation expense previously recognized.

	2001	2000	1999
Net earnings from continuing operations - as reported	$2,378,090	$1,772,742	$716,799
Net earnings from continuing operations - pro forma	$2,110,090	$1,846,742	$647,799

Basic earnings per share from continuing operations - as reported	$1.83	$1.36	$.56
Basic earnings per share from continuing operations - pro forma	$1.63	$1.42	$.50

Diluted earnings per share from continuing operations - as reported	$1.77	$1.35	$.55
Diluted earnings per share from continuing operations - pro forma	$1.58	$1.41	$.49

Net income - as reported	$2,378,090	$1,747,511	$717,993
Net income - pro forma	$2,110,090	$1,821,511	$648,993

Basic earnings per share - as reported	$1.83	$1.34	$.56
Basic earnings per share - pro forma	$1.63	$1.40	$.50

Diluted earnings per share - as reported	$1.77	$1.33	$.55
Diluted earnings per share - pro forma	$1.58	$1.39	$.49

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2001	2000	1999
Dividend yield	N/A	.7%	N/A
Expected volatility	48.36 to 82.38%	54.51 to 72.28%	55.23 to 65.85%
Risk-free interest rate	4.88 to 5.39%	5.85 to 6.75%	5.50 to 6.00%
Expected option life	10 years	10 years	10 years

A summary of the combined activity of the plans, adjusted to give effect to stock dividends, follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	125,225	$13.06	125,300	$17.70	128,422	$16.31

Options granted	160,138	$16.20	85,100	$13.69	30,000	$18.38
Options exercised	(7,798)	$8.33			(17,175)	$7.94
Options canceled	(6,850)	$16.39	(85,175)	$20.52	(15,947)	$18.39

Options outstanding, end of year	270,715	$14.97	125,225	$13.06	125,300	$17.70

Options exercisable, end of year	94,009	$14.71	43,500	$11.67	59,965	$14.51

Weighted average fair value of options granted during the year		$7.91		$6.93		$7.85

A summary of options outstanding at December 31, 2001 follows:

	Number of Options Outstanding December 31,	Weighted Average Remaining	Number of Options Exercisable
December 31, Range of Exercise Prices	2001	Contractual
		Life	2001
$7.27 to $10.00	17,730	.5 years	17,730
$13.00 to $13.81	116,550	8.5 years	15,700
$14.25 to $16.36	30,296	7.0 years	17,616
$17.25 to $21.50	106,139	8.5 years	42,963

	270,715		94,009

13.          OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Legal fees	$169,862	$238,278	$201,560
Data processing	771,838	718,529	695,119
Advertising	366,543	356,998	373,249
Regulatory assessments	68,447	74,621	200,405
Audit and accounting fees	227,308	267,784	163,300
Other expenses	1,648,470	1,473,331	1,603,571

	$3,252,468	$3,129,541	$3,237,204

14.          EMPLOYEE BENEFITS

401(k) Profit Sharing Plan

The Bank has established a 401(k) profit sharing plan covering substantially all employees who have completed a six–month period in which they are credited with at least 1,000 hours of service.  Participants are eligible to receive employer contributions after completion of two years of service.  Bank contributions are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $125,000, $120,000 and $60,000 to the plan in 2001, 2000 and 1999, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ accounts.  The amount contributed is announced by the Bank at the beginning of the plan year.  For the year ended December 31, 2001, the Bank made a 50% matching contribution on all deferred amounts up to 5% of eligible compensation, totaling $70,156.  For the years ended 2000 and 1999, there were no matching contributions.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (10.5% at December 31, 2001).  At December 31, 2001 and 2000, the total net deferrals included in other liabilities were $984,593 and $906,752, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $1,860,715 and $1,656,290 at December 31, 2001 and 2000, respectively, and is included in accrued interest receivable and other assets on the balance sheet.  The current annual tax-free interest rates on these policies is 5.75%.

Salary Continuation Plans

The Board of Directors has approved salary continuation plans for certain key executives.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement dates.  The expense recognized under these plans for the years ended December 31, 2001 and 2000 totaled $160,679 and $70,794, respectively.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $1,988,120 and $1,562,915 at December 31, 2001 and 2000, respectively, which are included on the balance sheet in accrued interest receivable and other assets.  Income recognized on these policies, net of related expense, for the years ended December 31, 2001 and 2000 totaled $98,200 and $39,414, respectively.

15.          LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers:

Balance, January 1, 2001	$578,000

Disbursements	167,000
Amounts repaid	(706,000)

Balance, December 31, 2001	$39,000

Undisbursed commitments to related parties, December 31, 2001	$1,572,000

16.          COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income (loss).  Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the Statement of Changes in Shareholders’ Equity.

At December 31, 2001, 2000 and 1999, the Company held securities classified as available for sale which had unrealized gains or losses as follows:

	Before Tax	Tax (Expense) Benefit	After Tax
For the Year Ended December 31, 2001

Other comprehensive income:
Unrealized holding gains	$792,150	$(316,260)	$475,890
Less reclassification adjustment for net gains included in net income	468,150	(187,260)	280,890

Total other comprehensive income	$324,000	$(129,000)	$195,000

For the Year Ended December 31, 2000

Other comprehensive income:
Unrealized holding gains	$2,059,000	$(821,000)	$1,238,000

For the Year Ended December 31, 1999

Other comprehensive loss:
Unrealized holding losses	$(518,529)	$209,452	$(309,077)
Less reclassification adjustment for net losses included in net income	(47,629)	19,052	(28,577)

Total other comprehensive loss	$(470,900)	$190,400	$(280,500)

17.          DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures include estimated fair values for financial instruments for which it is practicable to estimate fair value.  These estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2001 and 2000:

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

Short-term borrowings and long-term debt:  The fair values of fixed-rate borrowings are estimated by discounting their future cash flows using rates at each reporting date for similar instruments.

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

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$13,963,456	$13,963,456	$18,548,547	$18,548,547
Federal funds sold	4,160,000	4,160,000	4,528,000	4,528,000
Investment securities	60,586,194	60,586,194	74,426,527	74,426,527
Loans	130,797,253	134,443,000	93,972,692	93,860,000
Cash surrender value life insurance policies	3,848,835	3,848,835	3,219,205	3,219,205
Accrued interest receivable	1,007,246	1,007,246	1,207,948	1,207,948

	$214,362,984	$218,008,731	$195,902,919	$195,790,227

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Deposits	$192,132,266	$192,415,000	$180,952,263	$180,979,000
Short-term borrowings	1,000,000	1,000,000
Long-term debt	2,000,000	2,090,000
Accrued interest payable	257,980	257,980	378,252	378,252

	$195,390,246	$195,762,980	$181,330,515	$181,357,252

Off-balance-sheet financial instruments:
Commitments to extend credit	$63,274,446	$63,274,446	$53,842,720	$53,842,720
Standby letters of credit	1,329,972	1,329,972	595,500	595,500

	$64,604,418	$64,604,418	$54,438,220	$54,438,220

18.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2001 and 2000

	2001	2000
ASSETS

Cash and due from banks	$58,186	$36,999
Investment in subsidiary	20,168,207	18,595,020
Other assets	620,503	38,758

	$20,846,896	$18,670,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities	$19,148	$100

Shareholders’ equity:
Common stock	6,049,217	6,465,236
Retained earnings	13,732,531	11,354,441
Accumulated other comprehensive income	1,046,000	851,000

Total shareholders’ equity	20,827,748	18,670,677

	$20,846,896	$18,670,777

STATEMENT OF INCOME

For the Year Ended December 31, 2001 and the Period from November 15, 2000

(Date Operations Commenced) to December 31, 2000

	2001	2000
Income:
Dividends declared by subsidiary - eliminated in consolidation	$1,100,000	$125,000
Interest - eliminated in consolidation	613

Total income	1,100,613	125,000

Expenses:
Professional fees	101,207	71,170
Other expenses	55,803	10,973

Total expenses	157,010	82,143

Income before equity in undistributed income of subsidiary	943,603	42,857

Equity in undistributed net income of subsidiary	1,378,187	531

Income before income taxes	2,321,790	43,388

Income tax benefit	56,300	32,800

Net income	$2,378,090	$76,188

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2001 and the Period from November 15, 2000

(Date Operations Commenced) to December 31, 2000

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income
	Shares	Amount
Stock issued to effect merger with the Bank	1,303,459	$6,465,236	$11,278,253	$131,000	$17,874,489

Comprehensive income:
Net income			76,188		76,188	$76,188
Other comprehensive income, net of tax:
Unrealized gains on available-for- sale investment securities				720,000	720,000	720,000

Total comprehensive income						$796,188

Balance, December 31, 2000	1,303,459	6,465,236	11,354,441	851,000	18,670,677

Comprehensive income:
Net income			2,378,090		2,378,090	$2,378,090
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				195,000	195,000	195,000

Total comprehensive income						$2,573,090

Exercise of stock options and related tax benefit	7,798	83,244			83,244
Repurchase and retirement of common stock	(25,900)	(499,263)			(499,263)

Balance, December 31, 2001	1,285,357	$6,049,217	$13,732,531	$1,046,000	$20,827,748

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001 and the Period from November 15, 2000

(Date Operations Commenced) to December 31, 2000

	2001	2000
Cash flows from operating activities:
Net income	$2,378,090	$76,188
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(1,378,187)	(531)
Increase in other assets	(581,745)	(38,758)
Increase in other liabilities	19,048	100

Net cash provided by operating activities	437,206	36,999

Cash flows from financing activities:
Share repurchase and retirement	(499,263)
Proceeds from exercise of stock options	83,244

Net cash used in financing activities	(416,019)

Increase in cash and cash equivalents	21,187	36,999

Cash and cash equivalents at beginning of period	36,999

Cash and cash equivalents at end of year	$58,186	$36,999

Non-cash investing activities:
Net change in unrealized gains on available-for-sale investment securities	$324,000	$1,197,000
Issuance of common stock in exchange for the common stock of the Bank		$17,874,165

19.                               SUBSEQUENT EVENTS

On February 13, 2002, the Board of Directors declared a $0.10 per share cash dividend to shareholders of record at the close of business on March 5, 2002 which will be paid on March 31, 2002.

In February 2002, the Company announced its intent to purchase up to $500,000, or approximately 3%, of its common stock through a stock repurchase plan that will become effective on March 1, 2002.

ITEM 8 —             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 9 —             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the FDIC.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best knowledge of the Company, the only greater than ten-percent holder of the Company’s common stock is Mr. Louis McMurray and his related interests.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2001 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except that Thomas Sommer failed to include on his initial Form 5 one transaction involving a sale of stock, which was subsequently reported on an amended Form 5.

ITEM 10 —           EXECUTIVE COMPENSATION.

For information concerning executive compensation, see “EXECUTIVE COMPENSATION” in the Proxy Statement, which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 —           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

For information concerning security ownership of certain beneficial owners and management, see “PRINCIPAL SHAREHOLDERS” and “ELECTION OF DIRECTORS OF THE COMPANY” in the Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

ITEM 12 —           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “INDEBTEDNESS OF MANAGEMENT” in the Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

ITEM 13 —           EXHIBITS AND REPORTS ON FORM 8-K.

(a)           REPORTS ON FORM 8-K

                On January 11, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing unaudited financial information of the Company and related matters.  The Current Report included as an exhibit a Press Release, dated January 11, 2002, containing certain unaudited financial information of the Company and a discussion of changes for the last quarter of 2001 and the year ended December 31, 2001, compared to the comparable periods for the preceding year.

                On February 22, 2002, the Company filed a Current Report on Form 8-K under Item 5.  The Current Report included a Press Release, dated February 21, 2002, announcing its adoption of a program to effect repurchases of the Company’s common stock.

                On February 22, 2002, the Company filed a Current Report on Form 8-K under Item 5.  The Current Report included a Press Release, dated February 21, 2002, announcing the declaration of a cash dividend.

(b)            EXHIBITS

See Index to Exhibits at pages 86 through 89 of this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 20, 2002	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 20, 2002
Daniel J. Doyle,
President and Chief Executive
Officer and Director (principal executive officer)

/s/ Gayle Graham		Date: March 20, 2002
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

/s/ Daniel N. Cunningham *		Date: March 20, 2002
Daniel N. Cunningham,
Chairman of the Board and Director

/s/ David E. Cook *		Date: March 20, 2002
David E. Cook, Secretary and Director

Date: March , 2002
Elaine S. Bernard

/s/ Sidney B. Cox *		Date: March 20, 2002
Sidney B. Cox, Director

/s/ Edwins S. Darden *		Date: March 20, 2002
Edwin S. Darden

/s/ Steven D. McDonald *		Date: March 20, 2002
Steven D. McDonald, Director

/s/ Louis McMurray *		Date: March 20, 2002
Louis McMurray, Director

/s/ Wanda L. Rogers		Date: March 20, 2002
Wanda L. Rogers, Director

/s/ William S. Smittcamp *		Date: March 20, 2002
William S. Smittcamp, Director

/s/ Joseph B. Weirick *		Date: March 20, 2002
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 20, 2002
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Articles of Incorporation of the Company. (1)

3.1.2	Certificate of Amendment of Articles of Incorporation, dated July 6, 2000. (2)

3.2	Bylaws of the Company as amended to date. (3)

4	N/A

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (4) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (5) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (6) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (7) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (8) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (9) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (10) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (11) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (12) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (13) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (14) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (15) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (17) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (18) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (19) *

10.17	Retirement Agreement between Clovis Community Bank and Donald H. Bruegman dated May 28, 1998. (20) *

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (21) *

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (22) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (23) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (24) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (25) *

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (26) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (27) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (28) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (29) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (30) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (31) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (32) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (33) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (34) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (35) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001.

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001.

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

*              Management contract and compensatory plans

(1)           Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the “2000 Form 10-KSB”) and incorporated herein by reference.

(2)           Filed as Exhibit 3.1.2 to the 2000 Form 10-KSB and incorporated herein by reference.

(3)           Filed as Exhibit 3.2 to the 2000 Form 10-KSB and incorporated herein by reference.

(4)           Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the “2000 Plan S-8 Registration Statement”) and incorporated herein by reference.

(5)           Filed as Exhibit 10.2 to the 2000 Form 10-KSB and incorporated herein by reference.

(6)           Filed as Exhibit 10.3 to the 2000 Form 10-KSB and incorporated herein by reference.

(7)           Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the “1992 Plan S-8 Registration Statement”) and incorporated herein by reference.

(8)           Filed as Exhibit 10.5 to the 2000 Form 10-KSB and incorporated herein by reference.

(9)           Filed as Exhibit 10.6 to the 2000 Form 10-KSB and incorporated herein by reference.

(10)         Filed as Exhibit 10.7 to the 2000 Form 10-KSB and incorporated herein by reference.

(11)         Filed as Exhibit 10.8 to the 2000 Form 10-KSB and incorporated herein by reference.

(12)         Filed as Exhibit 10.9 to the 2000 Form 10-KSB and incorporated herein by reference.

(13)         Filed as Exhibit 10.10 to the 2000 Form 10-KSB and incorporated herein by reference.

(14)         Filed as Exhibit 10.11 to the 2000 Form 10-KSB and incorporated herein by reference.

(15)         Filed as Exhibit 10.12 to the 2000 Form 10-KSB and incorporated herein by reference.

(16)         Filed as Exhibit 10.13 to the 2000 Form 10-KSB and incorporated herein by reference.

(17)         Filed as Exhibit 10.14 to the 2000 Form 10-KSB and incorporated herein by reference.

(18)         Filed as Exhibit 10.15 to the 2000 Form 10-KSB and incorporated herein by reference.

(19)         Filed as Exhibit 10.16 to the 2000 Form 10-KSB and incorporated herein by reference.

(20)         Filed as Exhibit 10.17 to the 2000 Form 10-KSB and incorporated herein by reference.

(21)         Filed as Exhibit 10.19 to the 2000 Form 10-KSB and incorporated herein by reference.

(22)         Filed as Exhibit 10.20 to the 2000 Form 10-KSB and incorporated herein by reference.

(23)         Filed as Exhibit 10.21 to the 2000 Form 10-KSB and incorporated herein by reference.

(24)         Filed as Exhibit 10.22 to the 2000 Form 10-KSB and incorporated herein by reference.

(25)         Filed as Exhibit 10.23 to the 2000 Form 10-KSB and incorporated herein by reference.

(26)         Filed as Exhibit 10.24 to the 2000 Form 10-KSB and incorporated herein by reference.

(27)         Filed as Exhibit 10.25 to the 2000 Form 10-KSB and incorporated herein by reference.

(28)         Filed as Exhibit 10.26 to the 2000 Form 10-KSB and incorporated herein by reference.

(29)         Filed as Exhibit 10.27 to the 2000 Form 10-KSB and incorporated herein by reference.

(30)         Filed as Exhibit 10.28 to the 2000 Form 10-KSB and incorporated herein by reference.

(31)         Filed as Exhibit 10.29 to the 2000 Form 10-KSB and incorporated herein by reference.

(32)         Filed as Exhibit 10.30 to the 2000 Form 10-KSB and incorporated herein by reference.

(33)         Filed as Exhibit 10.31 to the 2000 Form 10-KSB and incorporated herein by reference.

(34)         Filed as Exhibit 10.32 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (the “June 2000 Form 10-QSB”) and incorporated herein by reference.

(35)         Filed as Exhibit 10.33 to the June 2000 Form 10-QSB and incorporated herein by reference.

REPORTS ON FORM 8-K

(36)                         The Company filed a current report on Form 8-K on October 5, 2001 reporting under Item 5 the issuance of a press release containing unaudited financial information and accompanying discussion for the quarter-ended September 30, 2001.