Form 10QSB
period 2002-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2002-05-09
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-31977

CENTRAL VALLEY COMMUNITY BANCORP

(Name of small business issuer in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number (559) 298-1775

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 6, 2002. 1,293,683 shares

Transitional Small business Disclosure Format (check one)

Yes ☐    No  ☒

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31,2001

	(In Thousands Except Share Amounts)
	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$14,948	$13,863
Interest bearing deposits with other banks	100	100
Federal funds sold	8,691	4,160
Available for sale investment securities (book value of $59,188 at March 31, 2002 and $58,843 at December 31, 2001)	60,516	60,586
Loans less allowance for credit losses of $2,217 at March 31, 2002 and $2,474 at December 31, 2001	142,432	130,797
Equipment leased to others, net	970	1,217
Bank premises and equipment, net	2,803	1,864
Accrued interest receivable and other assets	7,294	6,479
Total assets	$237,754	$219,066

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$51,303	$49,016
Interest bearing	148,888	143,116
Total deposits	200,191	192,132
Short-term borrowings	6,000	1,000
Long-term borrowings	7,000	2,000
Accrued interest payable and other liabilities	3,317	3,106
Total liabilities	216,508	198,238

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 1,295,489 and 1,285,357 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	6,163	6,049
Retained earnings	14,286	13,733
Accumulated other comprehensive income	797	1,046
Total shareholders’ equity	21,246	20,828
Total liabilities and shareholders’ equity	$237,754	$219,066

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the Three Month Periods Ended March 31, 2002 and 2001

(In Thousands Except Earnings Per Share Amounts)

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,609	$2,552
Interest on Federal funds sold	24	57
Interest and dividends on investment securities:
Taxable	657	1,033
Exempt from Federal income taxes	121	118
Interest on deposits with other banks	2	2
Total interest income	3,413	3,762
INTEREST EXPENSE:
Interest on deposits	615	1,216
Other	61	11
Total interest expense	676	1,227
Net interest income before provision for credit losses	2,737	2,535
PROVISION FOR CREDIT LOSSES	0	463
Net interest income after provision for credit losses	2,737	2,072
NON-INTEREST INCOME:
Service charges	352	249
Rentals from equipment leased to others	346	345
Loan placement fees	83	42
Net realized gain on sales of investment securities	26	316
Other income	194	843

Total non-interest income	1,001	1,795
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,401	1,259
Occupancy and equipment	248	225
Depreciation and provision for losses on equipment leased to others	247	451
Other expenses	786	812
Total non-interest expenses	2,682	2,747

Income before income taxes	1,056	1,120
INCOME TAX EXPENSE	373	400
Net Income	$683	$720

Basic earnings per share	$0.53	$0.55
Diluted earnings per share	$0.50	$0.54

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the periods ended March 31, 2002 and 2001

(Unaudited)  (In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Shareholders’ Equity	Compre- hensive Income
	Shares	Amount
Balance, January 1, 2001	1,303	$6,466	$11,354	$851	$18,671
Comprehensive income:
Net income			720		720	$720
Other comprehensive income net of tax:
Unrealized gains on available-for-sale investment securities				256	256	256
Total comprehensive income						$976
Stock options exercised and related tax benefit	7	66			66
Repurchase and retirement of common stock	(5)	(85)			(85)

Balance, March 31, 2001	1,305	$6,447	$12,074	$1,107	$19,628

Balance, January 1, 2002	1,285	$6,049	$13,733	$1,046	$20,828
Comprehensive income:
Net income			683		683	$683
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities				(249)	(249)	(249)
Total comprehensive income						$434
Cash dividend — $.10 per share			(130)		(130)
Stock options exercised and related tax benefit	12	155			155
Repurchase and retirement of common stock	(2)	(41)			(41)

Balance, March 31, 2002	1,295	$6,163	$14,286	$797	$21,246

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months  Ended March 31, 2002 and 2001

(In thousands) (Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	683	720
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	463
Allowance for residual losses on equipment leased to others	—	100
Depreciation, amortization and accretion, net	516	483
Net realized gains on sales of available-for-sale investment securities	(26)	(316)
Net increase in deferred loan fees	106	47
Net (decrease) increase in accrued interest receivable and other assets	(776)	343
Increase in cash surrender value of life insurance	(49)	(48)
Net increase (decrease) in accrued interest payable and other liabilities	210	(223)
Deferred Income tax expense	173	—
Net cash provided by operating activities	837	1,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(7,655)	(4,995)
Proceeds from sales and calls of available-for-sale investment securities	1,045	11,865
Proceeds from principal repayments and maturities of available for sale investment securities	6,147	2,705
Net increase in loans and leases	(11,740)	(8,513)
Purchase of premises, equipment and other real estate	(1,061)	(178)
Net cash (used in) provided by investing activities	(13,264)	884

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	6,965	(7,899)
Net increase (decrease) in time deposits	1,094	(1,298)
Proceeds from short-term borrowings	6,000	—
Proceeds from long-term borrowings	5,000	—
Payments on short-term borrowings	(1,000)	—
Payments on notes payable for equipment leased to others		(15)
Cash paid for dividends	(130)	—
Share repurchase and retirement	(41)	(85)
Proceeds from exercise of stock options	155	48
Net cash provided by (used in) financing activities	18,043	(9,249)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,616	(6,796)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,123	23,077
CASH AND CASH EQUIVALENTS AT END OF PERIOD	23,739	16,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest expense	681	1,235
Income taxes	283

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale securities	415	426

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2002 and December 31, 2001; the results of its operations, changes in shareholders’ equity and its cash flows for the three month periods ended March 31, 2002 and 2001 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2001.

Note 2.           EARNINGS  PER SHARE

	For Quarters Ended March 31,
EARNINGS PER SHARE (Unaudited)	2002	2001
Basic earnings per share	$0.53	$0.55

Diluted earnings per share	$0.50	$0.54

Weighted Average Number of Shares Outstanding

	For Quarter Ended March 31, 2002	For Quarter Ended March 31, 2001
Basic Shares	1,294,634	1,306,158
Diluted Shares	1,357,633	1,323,515

Note 3.           CASH EQUIVALENTS AND CASH FLOW REPORTING

The Company considers cash and cash equivalents to include cash, deposits in other banks and Federal funds sold.  Generally, Federal funds are purchased and sold for one-day periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements, including the notes, appearing elsewhere in this document.

All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and include, among other things,  (1) significant increases in competitive pressures in the banking industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality;  (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

Overview:

Central Valley Community Bancorp (OTC: CVCY) (the “Company”) reported net income of $683,000 for the first three months of 2002 compared to $720,000 in the same period of 2001.  The primary contributor to the decrease in net income during the first three months of 2002 was non-recurring income that occurred in the first three months of 2001.

In 2001, the Company realized income from funds received as part of an insurance settlement and gains from sales of investments, which were partially offset by additions to the Bank’s provision for credit losses and provision for losses on equipment leased to others.  After adjustments to exclude these items, net income for the first three months of 2001 would have been $452,000.  Comparing the two periods after the 2001 adjustment would reflect a $231,000, or 51%, increase for the first quarter of 2002 compared to same period of 2001.

During the first three months of 2002, the Bank relocated its River Park Branch in Fresno, California.Due to the success of the River Park Branch staff, the branch outgrew its initial 2,000 square foot leased facility and has been relocated to a new 5,000 square foot leased facility in the same area.  Costs associated with this new facility are reflected in bank premises and equipment, net, which increased $939,000 in the periods under review.

The Bank also opened a new full service branch in Sacramento, California in the first quarter of 2002.  The new Sacramento Private Banking facility is intended to serve the Sacramento area needs of the Company’s existing commercial customers whose needs fall outside the Fresno area but within the Sacramento area, as well as serving the banking needs of new customers.

Average assets for the first quarter of 2002 were $224,810,000 compared to $197,124,000 for the same period in 2001.  The $27,686,000, or 14.0%, increase can be mainly attributed to the 14.4% increase in average deposits and other borrowings , which provided partial funding for the 37.8% increase in average loan volume.

Average earning assets for the first three months of 2002 were $200,607,000 compared to $174,626,000 for the same period in 2001.  The $25,981,000, or 14.9%, increase can be attributed to the increase in loan volumes mentioned above.

Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the 475 basis point decrease in Federal funds interest rates by the Federal Open Market Committee (FOMC) in 2001.  Managing the decrease in loan yields and the effective rates paid on deposits have become increasingly difficult as the deposit rates may have reached near the bottom of consumer tolerance.  Refer to Market Risk for further discussion of the Bank’s interest rate position.

The Company’s net interest margin decreased 35 basis points in the periods under review.  The net interest margin for the three-month period ended March 31, 2002 was 5.46% compared to 5.81% for the same period in 2001.  The decrease can be partially attributed to the declining rate environment and the fact that assets generally reprice more quickly than liabilities.  West Coast prime rate remained constant in the first three months of 2002 compared to a decline of 150 basis points in the first three months of 2001.  The effective yield on loans for those same periods was 7.58% and 10.19%, respectively.  The effective rate on interest bearing deposits and other borrowings for the first three months of 2002 was 1.76% compared to 3.67% for the same period in 2001.

The Company’s market focus for loans continues to concentrate on small to medium businesses offering both commercial and real estate loans, however the Company also offers consumer and agricultural lending.  These loans are diversified  as to industries and types of businesses, thus limiting material exposure in any industry concentrations.  The Company offers both fixed and floating interest rate loans and typically obtains collateral in the form of real estate, business equipment, or accounts receivable, but looks to business cash flow as its primary source of repayment.

The following table indicates outstanding loan balances by type at March 31, 2002 and 2001 respectively, and their percentage to total loans.

Loan Type (Unaudited) (In thousands)	March 31, 2002	% of total loans	March 31, 2001	% of total loans
Commercial & Industrial	57,803	40.0%	46,025	44.2%
Real Estate	34,490	23.8%	33,250	31.9%
Real Estate — construction, land development and other land loans	45,840	31.7%	16,051	15.4%
Consumer & Installment	5,084	3.5%	7,644	7.3%
Agricultural	1,432	1.0%	1,259	1.2%
	$144,649	100%	$104,229	100%

The significant increase in real estate construction, land development and other land loans is partially attributable to the purchase of loan participations from other financial institutions and through brokers. These loans are to borrowers located in the Company’s general market area and undergo the same loan review process as loans originated by the Company.  The Company believes that these loans represent no greater risk factors than loans originated by the Company.

Although management believes the loans within the concentrations reflected in the above table have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following table.

(Unaudited)	For the Quarter Ended March 31, 2002	For the Quarter Ended March 31, 2001
ROA	1.22%	1.46%
ROE	12.80%	15.08%

The following table sets forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the quarters ended March 31, 2002 and 2001.  The average balances reflect daily averages except non-accrual loans that were computed using quarterly and year-to-date averages.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Unaudited) (Dollars In Thousands)

	FOR THE THREE MONTHS ENDED MARCH 31, 2002			FOR THE THREE MONTHS ENDED MARCH 31, 2001
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$100	$1	4.00%	$100	$2	6.65%
Investment securities:
Taxable securities	47,932	658	5.49%	61,704	1,033	6.70%
Non-taxable securities	9,195	121	5.26%	8,515	118	5.54%
Total investment securities	57,127	779	5.45%	70,219	1,151	6.56%
Federal funds sold	5,775	24	1.66%	4,106	57	5.55%
Loans	137,605	2,609	7.58%	100,201	2,552	10.19%
Total interest-earning assets	200,607	3,413	6.81%	174,626	3,762	8.62%
Allowance for credit losses	(2,377)			(2,009)
Non-accrual loans	679			156
Cash and due from banks	13,902			12,634
Premises	2,079			1,819
Other non-earning assets	9,920			9,898

Total average assets	$224,810	$3,413		$197,124	$3,762
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and negotiable orders of withdrawal	$44,470	$41	0.37%	$38,732	$87	0.90%
Money market accounts	49,572	204	1.65%	40,642	396	3.90%
Time certificates of deposit, under $100,000	36,006	274	3.04%	36,113	486	5.38%
Time certificates of deposit, $100,000 and over	13,913	96	2.76%	17,328	247	5.70%
Other borrowed funds	9,600	61	2.54%	741	10	5.40%
Federal funds purchased	36	0		41	1	5.00%
Total interest-bearing liabilities	153,597	676	1.76%	133,597	1,227	3.67%
Non-interest bearing demand deposits	47,337			41,998
Other liabilities	2,523			2,435
Shareholders’ equity	21,353			19,094

Total average liabilities and shareholders’ equity	$224,810	$676		$197,124	$1,227

Interest income and rate earned on average earning assets		$3,413	6.81%		$3,762	8.62%
Interest expense and interest cost related to average interest-bearing liabilities		676	1.76%		1,227	3.67%

Net interest income and net interest margin		$2,737	5.46%		$2,535	5.81%

Results of Operations for the First Quarter of 2002 Compared to the First Quarter of 2001

Net income for the first quarter of 2002 was $683,000 compared to $720,000 for the first quarter of 2001, a $37,000, or 5.1%, decrease.  The decrease in net income between the periods resulted from decreases in non-interest income.  As stated previously, the Company recognized certain non-recurring income in the first quarter of 2001.

NET INTEREST INCOME

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

Interest income from loans increased 2.2%, or $57,000, in the periods under review as average total loan volumes increased 37.8% to $138,284,000 for the first three months of 2002 compared to $100,357,000 for the first three months of 2001.  The $37,927,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.

The Company’s loan to deposit ratio at March 31, 2002 was 72.3% compared to 60.7% at March 31, 2001.  No assurance can be given that this level of loan growth will continue.

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing loans.  West Coast prime averaged 4.75% for the first quarter of 2002 compared to 8.62% for the first quarter of 2001.  Average yield on loans (excluding non-accrual loans) was 7.58% for the three-month period ended March 31, 2002 compared to 10.19% in the same period of 2001.

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

A summary of non-accrual, restructured and past due loans at March 31, 2002, December 31, 2001 and March 31, 2001 is set forth below.  One commercial borrowing relationship makes up the majority of the total non-accrual loans at March 31, 2002 and December 31, 2001.  Management can give no assurances that non-performing loans will not increase.

(Unaudited) (In Thousands)	March 31, 2002	December 31, 2001	March 31, 2001
Non-accrual
Loans secured by real estate	$0	$95	$61
Commercial & industrial loans	679	1,013	84
Consumer loans	0	1	11
Total non-accrual	$679	$1,109	$156
Accruing loans past due 90 days or more	0	0	0
Restructured loans	627	627	0
Total non-performing loans	$1,306	$1,736	$156
Non-accrual loans to total loans	0.5%	0.8%	0.5%

Loans considered to be impaired	$595	$1,108	$16
Related allowance for credit losses on impaired loans	$102	$198	$8

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

Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 33.6% in the periods under review.  The decrease in these categories of income can be attributed to lower Federal funds rates and lower yields on new investment purchases.  The effective rate for investment securities not including Federal funds sold was 5.45% for the first quarter of 2002 compared to 6.56% for the same period in 2001.  The effective yield for Federal funds sold was 1.66% for the first quarter of 2002 compared to 5.55% for the first quarter of 2001.  As previously stated, FOMC lowered the Federal funds rate 475 basis points in 2001 which created, by the nature of collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS), increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Company’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.

The Company recognizes the interest rate risk and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investments would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The Company has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio.

Average investment securities, including interest-bearing deposits in other banks and Federal funds sold, decreased 15.3%, or $11,423,000, to $63,002,000 for the first quarter of 2002 compared to $74,425,000 for the first quarter of 2001.  Principal paydowns and increased loan volumes were the major contributors to the decrease in investment volume.  Principal paydowns were $6,335,000 for the first quarter of 2002 compared to $1,831,000 for the same period of 2001.

The amortized cost and estimated market value of available-for-sale investment securities at March 31, 2002 and March 31, 2001 consisted of the following:

March 31, 2002 (Unaudited) (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$8,480	$159	$(41)	$8,598
Obligations of states and political subdivisions	12,993	590	(28)	13,555
U.S. Government agencies collateralized by mortgage obligations	36,292	800	(202)	36,890
Corporate bonds	969	50		1,019
Other securities	454			454
	$59,188	$1,599	$(271)	$60,516

March 31, 2001 (Unaudited) (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$1,005	$3	—	$1,008
U.S. Government agencies	9,293	295	—	9,588
Obligations of states and political subdivisions	12,741	688	—	13,429
U.S. Government agencies collateralized by mortgage obligations	36,559	851	(37)	37,373
Federal Home Loan Mortgage Corporation non-cumulative preferred stock	1,009	—	(9)	1,000
Corporate bonds	962	54	—	1,016
Other securities	2,143			2,143
	$63,712	$1891	$(46)	$65,557

The Company offers a variety of deposit accounts having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificates of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.  The Company does not use brokered deposits, and, based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.

Interest expense for the first quarter of 2002 was $676,000 compared to  $1,227,000 for the first quarter of 2001.  This $551,000, or 44.9%, decrease in interest expense can be partially attributed to the 475 basis point decrease in Federal funds interest rates in 2001 compared to  the first quarter of 2002.  Interest rates on deposits typically lag behind  immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Effective rates for interest bearing liabilities was 1.76% for the first quarter of 2002 compared to 3.67% for the same period of 2001, a 191 basis point decrease.  If interest rates were to decline or continue to remain unchanged in the remainder of 2002, the Company could experience restraints on further decreases in the rates paid on deposit products.  Additionally, the interest rate risk could increase as depositors are reluctant to accept continued low deposit rates and search for higher yields in investment products other than those offered by the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable increases in deposit rates.

The following table indicates the average balances of interest-bearing deposit products, the percentage of each to total deposits, and the effective rates paid.

(Unaudited) (Dollars in Thousands)	Quarter Ended March 31, 2002			Quarter Ended March 31, 2001
	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate
NOW Accounts	$32,310	16.9%	0.24%	$28,099	16.1%	0.51%
MMDA Accounts	49,572	25.9%	1.65%	40,642	23.2%	3.90%
Time Deposits	49,919	26.1%	2.96%	53,441	30.6%	5.49%
Savings Accounts	12,160	6.4%	0.73%	10,633	6.1%	1.91%

Total interest-bearing	143,961	75.3%	1.71%	132,815	76.0%	3.66%

Non-interest bearing	47,337	24.7%		41,998	24.0%
Total Deposits	$191,298	100.0%		$174,813	100.0%

Other interest expense also increased in the periods under review.  The Company utilized its Federal Home Loan Bank (FHLB) credit line in the first quarter of 2002 in anticipation of short-term liquidity needs as well as opportunities to lock in low funding rates for increased loan growth.  Borrowings from the FHLB were $13,000,000 at March 31, 2002.  There were no balances outstanding at March 31, 2001.  The average maturies and weighted average rate of the borrowings at March 31, 2002 was 1.2 years and 2.75%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses for the first quarter of 2002 was $2,737,000 compared to $2,535,000 for the first quarter of 2001, an increase of $202,000, or 8.0%.  The increase in net interest income can be mainly attributed to the increase in loan interest income mentioned above.

PROVISION FOR CREDIT LOSSES

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

The Company made no additions to the allowance for credit losses  in the first quarter of 2002 due mainly to decreased levels of risk-rated loans which was partially offset by the increase in loan volumes mentioned above.  In the first quarter of 2001, $463,000 was added to the allowance for credit losses.  Additionally, the Company’s historical charge-off ratio, which reflects charge-offs for the past three (3) years, declined to 0.209 for 2002 compared to 0.243 for 2001 and 2.712 for 1999.

At March 31, 2002, December 31, 2001 and March 31, 2001, the Company’s recorded investment in loans that were considered to be impaired totaled $595,000, $1,108,000, and $16,000, respectively.  The related allowance for credit losses on these impaired loans was $102,000, $198,000 and $8,000 respectively.

An analysis of the changes in the allowance for credit losses for the three-month periods ended March 31, 2002 and 2001 is as follows:

	Allowance for Credit Losses For the Three Months Ended March 31,
(Unaudited) (In thousands)	2002	2001
Balance, beginning of the year	$2,474	$2,047
Provision charged to operations	0	463
Losses charged to the allowance	(296)	(295)
Recoveries on loans previously charged off	39	38
Balance, end of period	$2,217	$2,253

The ratio of net credit losses to total average loans outstanding was 0.19% for the first quarter of 2002 compared to net credit losses of 0.26% for the same period in 2001.  Net charge offs were $257,000 for the each of the first quarters of 2002 and 2001.   Non-performing loans at March 31, 2002 and 2001 were $1,306,000 and $156,000, respectively.  The ratio of non-performing loans to the allowance for credit losses at March 31, 2002 was 58.9% compared to 6.9% at March 31, 2001.  The increase can be mainly attributable to one commercial borrowing relationship.

Based on information currently available, management believes that the allowance for credit losses will be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Net interest income after the provision for credit losses increased $665,000, or 32.1%, in the periods under review.

NON-INTEREST INCOME

Non-interest income includes service charges, rental income from equipment leased to others, loan placement fees and other income as well as gains on sale of assets and gains on securities transactions.

Non-interest income decreased $794,000, or 44.2%, to $1,001,000 in the first quarter of 2002 compared to $1,795,000 in the first quarter of 2001.  The major contributors to the decrease were other income and net realized gain on sales of investment securities.

Service charges increased $103,000, or 41.4% in the periods under review.  Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were the main contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service expenses.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional charges.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $41,000, or 97.6%, in the periods under review.  The 475 basis point reductions in the Federal funds rate by the FOMC in 2001 provided consumers with numerous opportunities for refinancing of single-family homes.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Net realized gain on sales of investment securities decreased $290,000 to $26,000 for the first three months of 2002 compared to $316,000 for the same period in 2001.  Liquidity needs in the first quarter of 2001 provided an opportunity for the Company to invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace.  As stated above, in the routine analysis of liquidity needs, the Company compares the advantages of borrowing funds or selling securities to meet liquidity needs.

Other income decreased $649,000 in the periods under review.  The majority of the decrease from 2001 can be attributed to the non-recurring earnings in 2001 from an insurance settlement mentioned above.

NON-INTEREST EXPENSES

Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.

Non-interest expense for the first quarter of 2002 decreased $62,000, or 2.3%, compared to the same period of 2001.  The decrease is mainly due to depreciation and provision for losses on equipment leased to others, which was partially offset by increases to salary and employee benefits.

Salaries and employee benefits increased $142,000, or 11.3%, in the first quarter of 2002 compared to the same period in 2001.  The increase can be mainly attributed to general salary and benefits increases which enable the Company to properly manage recent and projected growth and retain qualified personnel.

Occupancy and equipment expense increased $23,000 or 10.2% in the periods under review.  The Company accelerated depreciation on leasehold improvements for two branches in anticipation of their relocations.

Depreciation and provision for losses on equipment leased to others decreased $204,000 or 45.2% in the periods under review.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.  This decision is reflected in the lower volume of equipment leased to others, which was $970,000 at March 31, 2002 compared to $1,217,000 at December 31, 2001 and $2,165,000 at March 31, 2001.

The Company was successful in maintaining its level of other expenses without significant change in the periods under review.  Other expenses decreased $23,000 or 2.8%.

INCOME BEFORE TAXES

Income before income tax expense decreased $67,000 or 6.0%, to  $1,056,000 for the first quarter of 2002 compared to $1,123,000 for the first quarter of 2001.

OTHER INFORMATION

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.  The ratio for the first quarter of 2002 was 71.8% compared to 62.2% in the first quarter of 2001.

Excluding the non-recurring income realized in the first quarter of 2001, the ratio for the quarter ended March 31, 2001 was  78.2%. compared to 71.8% for the same period in 2002.  This means that for every dollar of income generated, the cost of generating that income was 71.8 cents in the first three months of 2002 and 78.2 cents for the same period of 2001.  The lower the ratio, the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio.  Although the Company’s loan to deposit ratio has significantly increased in the period under review, the ratio remains lower than the Company’s peers.

OFF BALANCE SHEET COMMITMENTS:

Off balance sheet commitments are comprised of the unused portions of commitments to make or purchase extensions of credit in the form of loans or participations in loans, lease financing receivables, or similar transactions.  Included are loan proceeds that the Company is obligated to advance, such as loan draws, construction progress payments, seasonal or living advances to farmers under prearranged lines of credit, rotating or revolving credit arrangements, including retail credit cards, or similar transactions.  Forward agreements and commitments to issue a commitment at some point in the future are also included.  The Company holds no off balance sheet derivatives  and engages in no hedging activities.

The following table shows the distribution of the Company’s undisbursed loan commitments for the quarters ended March 31, 2002 and 2001, respectively.

Loan Type	March 31, 2002	March 31, 2001
(In thousands)
Commercial & Industrial	$27,814	$28,052
Real Estate	27,426	17,372
Consumer & Installment	9,384	6,783
Total	$64,624	$52,207

CAPITAL RESOURCES:

Changes in total shareholders’ equity are reflected in the table below.  The change in accumulated other comprehensive income reflects the effect on equity of unrealized gains or losses on available for sale securities.

(In thousands)	March 31 2001	December 31, 2001	March 31, 2001
	(Unaudited)	(Audited)	(Unaudited)
Common stock	$6,163	$6,049	$6,447
Retained earnings	14,286	13,733	12,074
Accumulated other comprehensive income	797	1,046	1,107

Total shareholders’ equity	$21,246	$20,828	$19,628

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated quarterly average assets and risk-weighted assets of the Company and the quarterly average assets and risk-weighted assets of the Bank are not materially different at March 31, 2002.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of March 31, 2002.

In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Tier 1 capital is comprised of common shareholders’ equity as modified by certain regulatory adjustments such as intangible assets, deferred taxes, and the effects of other comprehensive income (loss).  The Bank continues to maintain capital levels substantially above those required for a well-capitalized bank under current capital adequacy regulations.

On February 13, 2002, the Company declared a $.10 per share cash dividend to shareholders of record at the close of business on March 5, 2002 which was paid on March 31, 2002.

In February 2002, the Company announced its intent to repurchase up to

 $500,000, or approximately 3%, of its common stock through a stock repurchase plan that became effective March 1, 2002 and expires January 31, 2003.  As of March 31, 2002, the Company has repurchased 2,000 shares at a total cost of $41,000.

In the first quarter of 2001, the Company’s Board of Directors approved a stock repurchase program with an expiration date of February 28, 2002.  This repurchase program was successful in the repurchase of 25,900 shares of common stock.

The following table presents the Company’s capital ratios as of March 31, 2002 and December 31, 2001.

Total as of March 31, 2002 (Unaudited)	Actual		To Be Well- Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	22,487,000	13.67%	16,445,000	10.0%	$13,156,000	8.0%
Tier 1 Capital (to risk weighted assets)	20,436,000	12.43%	9,867,000	6.0%	6,578,000	4.0%
Tier 1 Capital (to average assets)	20,436,000	9.09%	11,241,000	5.0%	8,992,000	4.0%

Total as of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$21,655,000	14.3%	$15,192,000	10.0%	$12,154,000	8.0%
Tier 1 Capital (to risk weighted assets)	$19,755,000	13.1%	$9,115,000	6.0%	$6,077 ,000	4.0%
Tier 1 Capital (to average assets)	$19,755,000	8.9%	$11,062,000	5.0%	$8,850,000	4.0%

Risk-weighted assets at March 31, 2002 were $164,442,000 compared to $151,921,000 at December 31, 2001.  Average quarterly assets less regulatory adjustments were $224,810,000 at March 31, 2002 and $221,258,000 at December 31, 2001.

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

Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets, which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities, averaged $76,904,000 for the first three months of 2002, or 34.2% of average assets, compared to $87,059,000, or 44.2% of average assets for the first three months of 2001.  The ratio of average liquid assets to average demand deposits was 162.5% for the first three months of 2002 compared to 207.3% for the first three months of 2001.  The decrease in liquidity ratios can be attributed to the increase in loan volumes mentioned above.  The Company sold approximately $9,549,000 in available for sale securities in the first three months of 2001 for the purpose of liquidity compared to the short-term borrowings from the Federal Home Loan Bank (FHLB) which averaged $9,600,000 for the first three months of 2002.  The increase in FHLB borrowings required an increase in FHLB stock held by the Bank.  The increase is reflected in the increase in accrued interest receivable and other assets which increased $815,000 in the periods under review.

The Company has, and may do so in the future, sold securities to obtain needed liquidity.  The Company analyzes the advantages and disadvantages of borrowing funds versus selling existing investment securities and their respective rates and yield.

The Bank’s loan to deposit ratio at March 31, 2002 was 72.3% compared to 60.7% at March 31, 2001.

Unpledged investment securities may also provide liquidity.  At March 31, 2002, $44,225,000 in unpledged investments were available as collateral for borrowing.  Additionally, maturing loans can provide liquidity.  At March 31, 2002, approximately $19,015,000 in loans were scheduled to mature within the next ninety days.

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $6,000,000 at March 31, 2002 and December 31, 2001, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at March 31, 2002 and December 31, 2001 which bears interest at the prevailing discount interest rate collateralized by investment securities with amortized costs totaling $5,287,000 and $5,402,000 and market values totaling $5,517,000 and $5,703,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at March 31, 2002 and December 31, 2001 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $14,677,000 and $5,045,000, respectively, and market values totaling $14,825,000 and $5,067,000, respectively.  The amount of the credit line varies according to the make-up of the Bank’s investment and loan portfolio.  At March 31, 2002, the Bank had $13,000,000 outstanding on these credit lines.  At December 31, 2001 and March 31, 2001, the Bank had no outstanding borrowings under these credit lines.

Management believes that the Company’s current mix of assets and liabilities provide a reasonable level of risk related to significant fluctuations in net interest income or the result of volatility of the Company’s earnings base.

Management believes that the Company maintains adequate amounts of liquid assets to meet its liquidity needs.  The Company’s liquidity might be insufficient if deposits or withdrawals were to exceed anticipated levels.  Deposit withdrawals can increase if a company experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing of products or services is not competitive with those offered by other financial institutions.

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

Rate sensitive assets are those which contain a provision to adjust the interest rate periodically (for example, a loan in which prime rate determines the basis of the rate charged on outstanding balances).  Those assets include certain commercial, real estate mortgage and construction loans and certain investment securities, Federal funds sold and time deposits in other financial institutions.  Rate sensitive liabilities are those which provide for periodic changes in interest rate and include interest-bearing transaction accounts, money market accounts, and time certificates of deposit.  Analysis has shown that because of time and volume influences, the repricing of assets and liabilities is not tied directly to the timing of changes in market interest rates.  If repricing assets exceed repricing liabilities in a time period, the Company would be considered “asset sensitive” and have a “positive gap”.  Conversely, if repricing liabilities exceed repricing assets in a time period, the Company would be considered “liability sensitive” and have a “negative gap.”

Managing interest rate risk is important to the Company as its net interest margin can be affected by the repricing of assets and liabilities.  Management uses several different tools to monitor its interest rate risk, including gap analysis.  Additionally, the Company utilizes an asset/liability computer model which provides a detailed quarterly analysis of the Company’s financial reports, to include a ratio analysis of liquidity, equity, strategic free capital, volatile liability coverage, and maturity of the investment portfolio.  In addition, a trend analysis is generated which provides a projection of the Company’s asset and liability sensitivity position over a 12 month period.  Exposure to interest rate changes is calculated within the program to ascertain interest rate risk in actual dollar exposure resulting from incremental changes in marketing interest rates.  The incremental changes are generally referred to as “shocks”.  These “shocks” measure the effect of sudden and significant rate changes on the Company’s net interest income.  Assets may not reprice in the same way as liabilities and adjustments are made to the model to reflect these differences.  For example, the time between when the Company changes its rate on deposits may lag behind the time the Company changes the rate it charges on loans.  Additionally, the interest rate change may not be in the same proportion for assets and liabilities.  Interest rates on deposits may not decrease in the same proportion as a decrease in interest rates charged on loans.  Conversely, interest rates on deposits may not be increased in the same proportion as rates charged on loans.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on other industries primarily because the assets and liabilities of financial institutions consist largely of monetary items.    However, financial institutions are affected by inflation in part through non-interest expenses, such as salaries and occupancy expense, and to some extent by changes in interest rates.

PART II OTHER INFORMATION

ITEM 5	Other information

None

ITEM 6

Exhibits and Reports on Form 8-K

(a)

On April 8, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing unaudited financial information and accompanying discussion for the quarter-ended March 31, 2002.

(b)

On April 8, 2002, the Company filed on Form 8-K reporting under Item 5 the issuance of a press release announcing that its wholly owned subsidiary, Clovis Community Bank, opened its first northern valley location in Sacramento California.

(c) On April 8, 2002, the Company filed on Form 8-K reporting under Item 5 the issuance of a press release announcing the opening of a branch office in Sacramento California.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:

May 6, 2002

By :	/s/ Daniel J. Doyle
Daniel J. Doyle, CEO

Date:

May 6, 2002

By:	/s/ G. Graham
G. Graham, Chief Financial Officer