Form 10QSB
period 2002-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2002-08-12
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

Yes  ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2002. 1,290,523 shares

Transitional Small business Disclosure Format (check one)

Yes ☐        No  ☒

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheet (unaudited) at June 30, 2002 and (audited) December 31, 2001
Consolidated Statement of Income (unaudited) for the Three Month Periods ended June 30, 2002 and 2001 and the Six Month Periods ended June 30, 2002 and 2001.
Consolidated Statements of Changes in Shareholders’ Equity for the Six Month Periods ended June 30, 2002 and 2001.
Consolidated Statement of Cash Flows (unaudited) for the Six Month Periods ended June 30, 2002 and 2001.
Notes to Consolidated Financial Statements

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITITY HOLDERS
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEET

JUNE 30, 2002 AND DECEMBER 31,2001

(In Thousands Except Share Amounts)

	June 30, 2002	Dec. 31, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$15,593	$13,863
Interest bearing deposits with other banks	100	100
Federal funds sold	10,467	4,160
Available for sale investment securities (Book value of $55,305 at June 30, 2002 and $58,843 at December 31, 2001)	57,309	60,586
Loans less allowance for credit losses of $2,389 at June 30, 2002 and $2,474 at December 31, 2001	152,279	130,797
Equipment leased to others, net	723	1,217
Bank premises and equipment, net	2,881	1,864
Accrued interest receivable and other assets	8,466	6,479
Total assets	$247,818	$219,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$61,549	$49,016
Interest bearing	146,032	143,116
Total deposits	207,581	192,132
Short-term borrowings	7,000	1,000
Long-term borrowings	8,000	2,000
Accrued interest payable and other liabilities	3,011	3,106
Total liabilities	225,592	198,238

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 1,294,283 and 1,285,357 shares issued and outstanding at June 30, 2002 and December 31, 2001	6,129	6,049
Retained earnings	14,895	13,733
Accumulated other comprehensive income, net of tax	1,202	1,046
Total shareholders’ equity	22,226	20,828
Total liabilities and shareholders’ equity	$247,818	$219,066

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENT OF INCOME

For the Three and Six Month Periods Ended June 30, 2002 and 2001

(In Thousands Except Earnings Per Share Amounts)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Unaudited)	2002	2001	2002	2001
INTEREST INCOME:
Interest and fees on loans	$2,831	$2,541	$5,441	$5,093
Interest on Federal funds sold	21	83	45	140
Interest and dividends on investment securities:
Taxable	630	860	1,288	1,893
Exempt from Federal income taxes	120	118	241	236
Interest on deposits with other banks	1	1	1	3
Total interest income	3,603	3,603	7,016	7,365
INTEREST EXPENSE:
Interest on deposits	581	1,103	1,196	2,319
Other	102	—	163	11
Total interest expense	683	1,103	1,359	2,330
Net interest income before provision for credit losses	2,920	2,500	5,657	5,035
PROVISION FOR CREDIT LOSSES	—	35	—	497
Net interest income after provision for credit losses	2,920	2,465	5,657	4,538
NON-INTEREST INCOME:
Service charges	538	316	890	565
Rentals from equipment leased to others	274	344	620	689
Loan placement fees	64	54	147	96
Net realized gain on sales of investment securities	—	55	26	371
Other income	191	221	385	1,064
Total non-interest income	1,067	990	2,068	2,785
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,525	1,328	2,926	2,587
Occupancy and equipment	322	226	570	451
Depreciation and provision for losses on equipment leased to others	247	301	494	752
Other expense	1,046	843	1,832	1,660
Total non-interest expenses	3,140	2,698	5,822	5,450

Income before income taxes	847	757	1,903	1,873
INCOME TAX EXPENSE	238	257	611	652
Net income	$609	$500	$1,292	$1,221

Basic earnings per share	$0.47	$0.39	$1.00	$0.94
Diluted earnings per share	$0.45	$0.38	$0.95	$0.92

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Month Periods ended June 30, 2002 and 2001

(Unaudited)  (In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income
	Stock	Amount
Balance, January 1, 2001	1,303	$6,465	$11,354	$851	$18,670
Comprehensive income
Net income			1,221		1,221	$1,221
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				181	181	181
Total comprehensive income						$1,402
Stock options exercised and related tax benefit	7	69			69
Repurchase and retirement of common stock	(9)	(159)			(159)
Balance, June 30, 2001	1,301	$6,375	$12,575	$1,032	$19,982

Balance, January 1, 2002	1,285	$6,049	$13,733	$1,046	$20,828
Comprehensive income
Net income			1,292		1,292	$1,292
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				156	156	156
Total comprehensive income						$1,448
Cash dividend - $.10 per share			(130)		(130)
Stock options exercised and related tax benefit of $61,000	13	167			167
Repurchase and retirement of common stock	(4)	(87)			(87)
Balance, June 30, 2002	1,294	$6,129	$14,895	$1,202	$22,226

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002 and 2001

(In Thousands) (Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,292	$1,221
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	497
Allowance for residual losses on equipment leased to others	—	100
Depreciation, amortization and accretion, net	1,092	939
Net realized gains on sales of available-for-sale investment securities	(26)	(371)
Gain on sale of equipment	(1)	—
Gain on sale of equipment leased to others	—	(58)
Net increase in deferred loan fees	56	80
Net (increase) decrease in accrued interest receivable and other assets	(690)	248
Increase in cash surrender value of life insurance	(119)	(91)
Net (decrease) increase in accrued interest payable and other liabilities	(34)	459
Deferred Income tax expense	187	—
Net cash provided by operating activities	1,757	3,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(9,607)	(7,956)
Proceeds from sales and calls of available-for-sale investment securities	1,955	15,307
Proceeds from principal repayments and maturities of available for sale investment securities	10,908	7,208
Net increase in loans and leases	(21,538)	(15,662)
Proceeds from sale of equipment	7	58
Purchase of premises and equipment	(1,307)	(212)
Purchase of single premium cash surrender value life insurance policies	(1,475)	(327)
Net cash used in investing activities	(21,057)	(1,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	13,681	2,029
Net increase (decrease) in time deposits	1,767	(2,651)
Proceeds from short-term borrowings	8,000	—
Proceeds from long-term borrowings	6,000	—
Payments on short-term borrowings	(2,000)	—
Payments on notes payable for equipment leased to others		(31)
Cash paid for dividends	(130)	—
Share repurchase and retirement	(87)	(159)
Proceeds from exercise of stock options	106	51
Net cash provided by (used in) financing activities	27,337	(761)

CASH USED IN DISCONTINUED OPERATIONS		(89)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,037	590
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,123	23,076
CASH AND CASH EQUIVALENTS AT END OF PERIOD	26,160	23,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest expense	1,323	2,367
Income taxes	445	60

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	261	301

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2002 and December 31, 2001; the results of its operations, changes in shareholders’ equity and its cash flows for the three month periods ended June 30, 2002 and 2001, and the six month periods ended June 30, 2002 and 2001 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2001.

Note 2.   EARNINGS  PER SHARE

	For Quarters Ended June 30,
EARNINGS PER SHARE (Unaudited)	2002	2001
Basic earnings per share	$0.47	$0.39
Diluted earnings per share	$0.45	$0.38

	For Six Months Ended June 30,
EARNINGS PER SHARE (Unaudited)	2002	2001
Basic earnings per share	$1.00	$0.94
Diluted earnings per share	$0.95	$0.92

Weighted Average Number of Shares Outstanding

	For Quarter Ended June 30, 2002	For Quarter Ended June 30, 2001
Basic Shares	1,294,552	1,301,357
Diluted Shares	1,369,825	1,335,689

	For Six Months Ended June 30, 2002	For Six Months Ended June 30, 2001
Basic Shares	1,294,593	1,303,757
Diluted Shares	1,363,729	1,329,602

Note 3.   COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive income for the three-month periods ended June 30, 2002 and 2001 was $1,014,000 and $426,000, respectively.  For the six-month periods ended June 30, 2002 and 2001, comprehensive income totaled $1,448,000 and $1,402,000, respectively.

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

Overview:

Central Valley Community Bancorp (OTC:CVCY) (the “Company”) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the community it serves.  The Company currently has one bank subsidiary.  The Company’s market area includes the entire central valley area from Sacramento, California to Bakersfield, California.  To garner public acceptance beyond the Clovis-Fresno area, the Company made a decision in the first half of 2002, to change the name of its one subsidiary, Clovis Community Bank, to Central Valley Community Bank (the “Bank”).  This change was announced in the second quarter of 2002 and has been well received.

The Company reported net income of $1,292,000 for the first half of 2002 compared to $1,221,000 in the same period of 2001.  The primary contributors to the increase were a $622,000 increase in net interest income before provision for credit losses and a $497,000 reduction in the provision for credit losses.  These increases were partially offset by a $717,000 decrease in non-interest income and a $427,000 increase in non-interest expense.  The increase in net income is more significant after adjusting for non-recurring items in 2001.

In 2001, the Company realized income from funds received as part of an insurance settlement and gains from sales of investments, which were partially offset by additions to the Bank’s provision for credit losses and provision for losses on equipment leased to others.  After adjustments to exclude these items, net income for the first half of 2001 would have been $704,000.  Comparing the two periods after the 2001 adjustment would reflect a $588,000, or 83.5%, increase for the first half of 2002 compared to the same period of 2001, as discussed below.

During the first half of 2002, the Bank relocated the River Park Branch in Fresno, California to a new site.  Due to the success of the River Park Branch staff, the branch outgrew its initial 2,000 square foot leased facility and has relocated to a new 5,000 square foot facility in the same area.  Leasehold improvements associated with this new facility are reflected in bank premises and equipment, net of depreciation, which increased $981,000 comparing June 2002 to June 2001.

The Bank also opened a new full service branch in the Sacramento area during the first half of 2002.  The new Sacramento Private Banking facility is intended to serve the Sacramento area needs of the Company’s existing commercial customers whose needs fall outside the Fresno area but within the Sacramento area, as well as serving the banking needs of new customers.

The Bank also has plans to relocate its Fig Garden Branch from its 350 square foot location to a new 2,000 square foot site in the same area.  The relocation is scheduled for the third quarter of 2002.

During the second quarter of 2002, the Bank formed a real estate investment trust, Central Valley Community Realty, LLC for the purpose of utilizing a means to potentially generate future additional capital for the Bank and with the intent of reducing state income tax expense.  However, no assurance can be given that the Company will be successful in accomplishing these objectives.

Average assets for the first half of 2002 were $231,859,000 compared to $197,620,000 for the same period in 2001.  The $34,239,000, or 17.3%, increase can be mainly attributed to the 39.8% increase in average loans.  Loan growth is discussed in more detail below.

Average earning assets for the first half of 2002 were $206,635,000 compared to $175,339,000 for the same period in 2001.  The $31,296,000, or 17.8%, increase can be mainly attributed to the increase in loan volumes mentioned above.

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

The Company’s net interest margin decreased 26 basis points in the periods under review.  The net interest margin for the six-month period ended June 30, 2002 was 5.48% compared to 5.74% for the same period in 2001.  The decrease can be partially attributed to the declining rate environment and the fact that assets generally reprice more quickly than liabilities.  West Coast prime rate remained constant in the first six months of 2002 compared to a decline of 275 basis points in the first six months of 2001.  The effective yield on loans for those same periods was 7.59% and 9.87%, respectively.  The effective rate on interest bearing deposits and other borrowings for the first half of 2002 was 1.73% compared to 3.49% for the same period in 2001.

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

The following table indicates outstanding loan balances by type at June 30, 2002 and 2001 respectively, and their percentage to total loans.

Loan Type (Unaudited) (In thousands)	June 30, 2002	% of Total loans	June 30, 2001	% of Total loans
Commercial & Industrial	$60,758	39.3%	$52,713	47.3%
Real Estate	36,407	23.5%	33,021	29.7%
Real Estate - construction, land development and other land loans	50,239	32.5%	17,150	15.4%
Consumer & Installment	5,669	3.7%	7,249	6.5%
Agricultural	1,595	1.0%	1,223	1.1%

Total loans	$154,668	100.0%	$111,356	100.0%

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

Although management believes the loans within the concentrations reflected in the above table have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following table.

(Unaudited)	For the Quarter Ended June 30, 2002	For the Quarter Ended June 30, 2001
ROA	1.02%	1.01%
ROE	11.07%	10.97%

(Unaudited)	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001
ROA	1.11%	1.24%
ROE	11.92%	12.73%

The following table sets forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the quarters ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001.  The average balances reflect daily averages except non-accrual loans that were computed using quarterly and year-to-date averages.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Unaudited) (Dollars In Thousands)

	FOR THE THREE MONTHS ENDED June 30, 2002			FOR THE THREE MONTHS ENDED JUNE 30, 2001
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$100	$1	2.60%	$100	$1	4.95%
Investment securities:
Taxable securities	48,860	630	5.16%	52,968	860	6.49%
Non-taxable securities	9,384	120	5.12%	8,506	118	5.55%
Total investment securities	58,244	750	5.15%	61,474	978	6.36%
Federal funds sold	5,079	21	1.65%	8,169	83	4.06%
Loans	149,335	2,831	7.58%	106,197	2,541	9.57%
Total interest-earning assets	212,758	3,603	6.77%	175,940	3,603	8.19%
Allowance for credit losses	(2,336)			(2,251)
Non-accrual loans	948			147
Cash and due from banks	13,913			12,757
Premises	2,876			1,905
Other non-earning assets	10,678			9,613
Total average assets	$238,837	$3,603		$198,111	$3,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and negotiable orders of withdrawal	$45,970	$43	0.37%	$38,830	$72	0.74%
Money market accounts	48,086	191	1.59%	41,980	358	3.41%
Time certificates of deposit, under $100,000	37,138	259	2.79%	35,846	447	4.99%
Time certificates of deposit, $100,000 and over	14,858	88	2.37%	16,568	226	5.46%
Other borrowed funds	14,209	102	2.87%	0	—	0.00%
Federal funds purchased	14	—		15	—	5.00%
Total interest-bearing liabilities	160,275	683	1.70%	133,239	1,103	3.31%
Non-interest bearing demand deposits	54,542			43,121
Other liabilities	2,005			3,518
Shareholders’ equity	22,015			18,233

Total average liabilities and shareholders’ equity	$238,837	$683		$198,111	$1,103

Interest income and rate earned on average earning assets		$3,603	6.77%		$3,603	8.19%
Interest expense and interest cost related to average interest-bearing liabilities		683	1.70%		1,103	3.31%

Net interest income and net interest margin		$2,920	5.49%		$2,500	5.68%

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Unaudited) (Dollars In Thousands)

	FOR THE SIX MONTHS ENDED June 30, 2002			FOR THE SIX MONTHS ENDED JUNE 30, 2001
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$100	$1	2.60%	$100	$3	4.95%
Investment securities:
Taxable securities	48,402	1,288	5.32%	57,354	1,893	6.60%
Non-taxable securities	9,325	241	5.17%	8,511	236	5.55%
Total investment securities	57,727	1,529	5.30%	65,865	2,129	6.46%
Federal funds sold	5,425	45	1.66%	6,148	140	4.55%
Loans	143,383	5,441	7.59%	103,226	5,093	9.87%
Total interest-earning assets	206,635	7,016	6.79%	175,339	7,365	8.40%
Allowance for credit losses	(2,357)			(2,131)
Non-accrual loans	948			134
Cash and due from banks	13,908			12,696
Premises	2,480			1,862
Other non-earning assets	10,245			9,720
Total average assets	$231,859	$7,016		$197,620	$7,365
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and negotiable orders of withdrawal	$45,225	$84	0.37%	$38,780	$158	0.81%
Money market accounts	48,825	395	1.62%	41,315	754	3.65%
Time certificates of deposit, under $100,000	36,575	533	2.91%	35,980	934	5.19%
Time certificates of deposit, $100,000 and over	14,388	184	2.56%	16,946	473	5.58%
Other borrowed funds	11,917	163	2.74%	375	10	5.33%
Federal funds purchased	25	0	0.00%	28	1	5.00%
Total interest-bearing liabilities	156,955	1,359	1.73%	133,424	2,330	3.49%
Non-interest bearing demand deposits	50,959			42,555
Other liabilities	2,261			2,455
Shareholders’ equity	21,684			19,186
Total average liabilities and shareholders’ equity	$231,859	$1,359		$197,620	$2,330

Interest income and rate earned on average earning assets		$7,016	6.79%		$7,365	8.40%
Interest expense and interest cost related to average interest-bearing liabilities		1,359	1.73%		2,330	3.49%

Net interest income and net interest margin		$5,657	5.48%		$5,035	5.74%

Results of Operations for the Second Quarter of 2002 Compared to the Second Quarter of 2001

Net income for the second quarter of 2002 was $609,000 compared to $500,000 for the second quarter of 2001, a $109,000, or 21.8%, increase.  The increase in net income between the periods resulted from increases in net interest income after provision for credit losses and non-interest income which were partially offset by increases in non-interest expense.

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

Interest income from loans increased 11.4%, or $290,000, in the periods under review as average total loan volumes increased 41.3% to $150,283,000 for the second quarter of 2002 compared to $106,344,000 for the same period of 2001. The $43,939,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  Additionally, the successes of the River Park Branch and the expansion into the Sacramento market mentioned above have also contributed to the increase in volume.  The Company purchased loans from other financial institutions and brokers during 2002 which also reflects in the second quarter 2002 volumes.  No assurance can be given that this level of loan growth will continue.

The Company’s loan to deposit ratio at June 30, 2002 was 73.6% compared to 58.8% at June 30, 2001.

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing loans.  West Coast prime averaged 4.75% for the second quarter of 2002 compared to 7.41% for the same period of 2001.  Average yield on loans (excluding non-accrual loans) was 7.58% for the three-month period ended June 30, 2002 compared to 9.57% in the same period of 2001.

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

A summary of non-accrual, restructured and past due loans at June 30, 2002, December 31, 2001 and June 30, 2001 is set forth below.  All of the non-accrual loans arise out of four banking relationships of which two constitute the majority of the total non-accruals at June 30, 2002.  Management can give no assurances that non-accrual and other non-performing loans will not increase in the future.

(Unaudited) (In Thousands)	June 30, 2002	December 31, 2001	June 30, 2001
Non-accrual
Loans secured by real estate	$276	$95	$61
Commercial & industrial loans	779	1,013	69
Consumer loans	0	1	0
Total non-accrual	$1,056	$1,109	$130
Accruing loans past due 90 days or more	0	0	0
Restructured loans	623	627	0
Total non-performing loans	$1,679	$1,736	$130
Non-accrual loans to total loans	0.7%	0.8%	0.11%

Loans considered to be impaired	$1,056	$1,108	$16
Related allowance for credit losses on impaired loans	$158	$198	$8

The investment policy of the Company is established by the Board of Directors and implemented by the Bank’s Investment Committee.  It is designed primarily to provide and maintain liquidity, to enable the Company to meet its pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Company’s lending activities.

Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 27.3% in the periods under review.  The decrease in these categories of income can be attributed to lower Federal funds rates, lower yields on new investment purchases, and decreased investment securities volume. The effective yield for investment securities not including Federal funds sold was 5.15% for the second quarter of 2002 compared to 6.36% for the same period in 2001.  The effective yield for Federal funds sold was 1.65% for the second quarter of 2002 compared to 4.06% for the second quarter of 2001.  As previously stated, FOMC lowered the Federal funds rate 475 basis points in 2001 which created, by the nature of collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS), increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.

The Company recognizes the interest rate risk and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investments would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The percentage of MBS and CMOs to total assets was 13% at June 30, 2002 compared to 18% at June 30, 2001.  The Bank has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio.

Average investment securities, including interest-bearing deposits in other banks and Federal funds sold, decreased 9.1%, or $6,320,000, to $63,423,000 for the second quarter of 2002 compared to $69,743,000 for the second quarter of 2001.  Principal paydowns and liquidity needs for the increased loan volumes were the major contributors to the decrease in investment volume.  Principal paydowns were $4,762,000 for the second quarter of 2002 compared to $2,503,000 for the same period of 2001.

The amortized cost and estimated market value of available-for-sale investment securities at June 30, 2002 and June 30, 2001 consisted of the following:

June 30, 2002 (Unaudited) (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$8,478	$332	—	$8,810
Obligations of states and political subdivisions	12,077	733	$(6)	12,810
U.S. Government agencies collateralized by mortgage obligations	32,537	865	—	33,396
Corporate bonds	971	80		1,051
Other securities	1,242			1,242
	$55,305	$2,010	$(6)	$57,309

June 30, 2001 (Unaudited) (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$1,002	$3	—	$1,005
U.S. Government agencies	6,310	285	—	6,595
Obligations of states and political subdivisions	12,039	597	—	12,636
U.S. Government agencies collateralized by mortgage obligations	34,953	822	(33)	35,742
Federal Home Loan Mortgage Corporation non-cumulative preferred stock	1,009	—	(9)	1,000
Corporate bonds	964	55	—	1,019
Other securities	2,453			2,453
	$58,730	$1,762	$(42)	$60,450

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

Interest expense for the second quarter of 2002 was $683,000 compared to  $1,103,000 for the second quarter of 2001.  This $420,000, or 38.1%, decrease in interest expense can be partially attributed to the 475 basis point decrease in Federal funds interest rates in 2001 compared to the stable interest rate environment in the second quarter of 2002.  Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Effective rates for interest bearing liabilities was 1.70% for the second quarter of 2002 compared to 3.31% for the same period of 2001, a 161 basis point decrease.  If interest rates were to decline or continue to remain unchanged in the remainder of 2002, the Company could experience restraints on further decreases in the rates paid on deposit products.  Additionally, the interest rate risk could increase as depositors are reluctant to accept continued low deposit rates and search for higher yields in investment products other than those offered by the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable immediate increases in deposit rates.

The following table indicates the average balances of interest-bearing deposit products, the percentage of each to total deposits, and the effective rates paid.

(Unaudited) (Dollars in Thousands)	Quarter Ended June 30, 2002			Quarter Ended June 30, 2001
	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate	Quarterly Avg.Bal.	% of Total Deposits	Effective Rate
NOW Accounts	$33,127	16.5%	0.24%	$28,027	15.9%	0.46%
MMDA Accounts	48,086	24.0%	1.59%	41,980	23.8%	3.41%
Time Deposits	51,996	25.9%	2.67%	52,414	29.7%	5.14%
Savings Accounts	12,843	6.4%	0.73%	10,803	6.1%	1.48%

Total interest-bearing	146,052	72.8%	1.59%	133,224	75.5%	3.31%

Non-interest bearing	54,542	27.2%		43,121	24.5%
Total Deposits	$200,594	100.0%		$176,345	100.0%

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  Non-interest bearing deposits increased 26.5% in the second quarter of 2002 compared to the same period in 2001.

Other interest expense increased in the periods under review as the Company utilized its Federal Home Loan Bank (FHLB) credit line in the second quarter of 2002 in anticipation of short-term liquidity needs as well as to take advantage of opportunities to lock in low funding rates for increased loan growth.  Borrowings from the FHLB were $15,000,000 at June 30, 2002.  There were no balances outstanding at June 30, 2001.  The average maturies and weighted average rate of the borrowings at June 30, 2002 was 1.1 years and 2.81%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses for the second quarter of 2002 was $2,920,000 compared to $2,500,000 for the second quarter of 2001, an increase of $420,000, or 16.8%.  The increase in net interest income can be mainly attributed to the increase in loan interest income and the decrease in interest expense mentioned above.

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

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Officer (CCO), who reviews the grades for accuracy.  The risk grading and reserve allocation is analyzed annually by a third party credit reviewer and by various regulatory agencies.

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

The Company made no additions to the allowance for credit losses in the second quarter of 2002 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged off loans.  In the second quarter of 2001, $35,000 was added to the allowance for credit losses.  Additionally, the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years, declined to 0.209% for 2001 compared to 0.295% for 2000 and 2.642% for 1999.

At June 30, 2002, and December 31, 2001, the Company’s recorded investment in loans that were considered to be impaired totaled $1,056,000 and $1,108,000, respectively.  The related allowance for credit losses on these impaired loans was $158,000 and $198,000, respectively.  At June 30, 2001, the amount of impaired loans was immaterial.

The ratio of net credit recoveries to total average loans outstanding was 0.11% for the second quarter of 2002 compared to net credit recoveries of 0.01% for the same period in 2001.  Net recoveries were $172,000 for the second quarter of 2002 and $11,000 for the same period of 2001.   Non-performing loans at June 30, 2002 and 2001 were $1,679,000 and $237,000, respectively.  The ratio of non-performing loans to the allowance for credit losses at June 30, 2002 was 70.3% compared to 10.3% at June 30, 2001.  The increase can be mainly attributable to two non-accrual commercial borrowing relationships mentioned above.

Based on information currently available, management believes that the allowance for credit losses will be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Net interest income after the provision for credit losses increased $455,000, or 18.5%, in the periods under review.

NON-INTEREST INCOME

Non-interest income includes service charges, rental income from equipment leased to others, loan placement fees and other income as well as gains on sale of assets and gains on securities transactions.

Non-interest income increased $77,000, or 7.8%, to $1,067,000 in the second quarter of 2002 compared to $990,000 in the second quarter of 2001.  The major contributor to the increase was service charges.

Service charges increased $222,000, or 70.3% in the periods under review.  Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service expenses.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional charges.  The Company introduced a new product, Overdraft Privilege Account, in the second quarter of 2002, which created additional fees.

Rental income from equipment leased to others decreased $70,000 or 20.4% comparing the quarter ended June 30, 2002 to the same period in 2001.  The decrease can be attributed to the maturity of several leases in the portfolio.  The Company has decided not to actively pursue new operating lease arrangements.  This decision is reflected in the lower volume of equipment leases to others, which was $723,000 at June 30, 2002 compared to $1,217,000 at December 31, 2001 and $1,881,000 at June 30, 2001

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $10,000, or 18.5%, in the periods under review.  The 475 basis point reductions in the Federal funds rate by the FOMC in 2001 provided consumers with numerous opportunities for refinancing of single-family homes.  Mortgage rates have continued to decrease in the current “rates unchanged” environment providing continued opportunities for refinance and new purchases.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

The Company had no net realized gain on sales of investment securities for the second quarter of 2002 compared to $55,000 for the same period in 2001.  Liquidity needs in the first quarter of 2001 provided an opportunity for the Company to invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace.  As stated above, in the routine analysis of liquidity needs, the Company compares the advantages of borrowing funds or selling securities to meet liquidity needs.  As discussed further in “Liquidity”, the Company utilized its FHLB borrowing line in the second quarter of 2002 to meet liquidity needs as opposed to the selling of securities to meet liquidity needs in the same period of 2001.

Other income decreased $30,000 in the periods under review.  The majority of the decrease can be attributed to Other Real Estate Owned recoveries of $59,000 recognized in 2001.

NON-INTEREST EXPENSES

Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.

Non-interest expense for the second quarter of 2002 increased $489,000, or 18.5%, compared to the same period of 2001.  The increase is mainly due to salaries, occupancy and equipment and other non-interest expense.

Salaries and employee benefits increased $197,000, or 14.8%, in the second quarter of 2002 compared to the same period in 2001.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel. Additional personnel for the new Sacramento Branch were also partially responsible for the increase.

Occupancy and equipment expense increased $96,000 or 42.5% in the periods under review. Costs associated with the relocation of the River Park Branch, the start up of the Sacramento Branch, and the change in the Bank’s name were the main contributors to the increase.  The Company also accelerated depreciation on leasehold improvements for its Fig Garden Branch in anticipation of the relocation in the second half of 2002.

Depreciation and provision for losses on equipment leased to others decreased $54,000 or 17.9% in the periods under review.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

Other non-interest expenses increased 31.4%, or $250,000 in the periods under review.  Advertising and stationery costs related to the Bank’s name change from Clovis Community Bank to Central Valley Community Bank as described in the “Overview”, are the major contributors to the increase.   Additionally start up costs for the Bank’s real estate investment trust are reflected in the increase.

INCOME BEFORE TAXES

Income before income tax expense increased $90,000 or 11.9%, to  $847,000 for the second quarter of 2002 compared to $757,000 for the second quarter of 2001.

Results of Operations for the First Half of 2002 Compared to the First Half of 2001

Net income for the first half of 2002 was $1,292,000 compared to $1,221,000 for the first half of 2001, a $71,000, or 5.8%, increase.  The increase in net income between the periods resulted from increases in net interest income after provision for credit losses, which were partially offset by decreases in non-interest income and increases in non-interest expenses.  As stated in the “Overview”, the Company recognized certain non-recurring income in the first half of 2001. After adjustments to exclude these items, net income for the first half of 2001 would have been $699,000.  Comparing the two periods after the 2001 adjustment would reflect a $593,000, or 84.8%, increase for the first half of 2002 compared to same period of 2001.

NET INTEREST INCOME

Interest income from loans increased 6.8%, or $348,000, in the periods under review as average total loan volumes increased 38.9% to $144,331,000 for the first half of 2002 compared to $103,360,000 for the same period of 2001.  The $40,971,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  Additionally, loans purchased from other financial institutions and brokers contributed to the successful growth.  The Company’s loan to deposit ratio was 73.6% at June 30, 2002 compared to 58.8% at June 30, 2001.  No assurance can be given that this level of loan growth will continue.

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing loans.  West Coast prime averaged 4.75% for the first half of 2002 compared to 7.99% for the same period of 2001.  Average yield on loans (excluding non-accrual loans) was 7.59% for the six-month period ended June 30, 2002 compared to 9.87% in the same period of 2001.

Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 30.7% in the periods under review.  The decrease in these categories of income can be attributed to lower Federal funds rates, lower yields on new investment purchases, and increased loan demand.  The effective rate for investment securities not including Federal funds sold was 5.30% for the first half of 2002 compared to 6.46% for the same period in 2001.  The effective yield for Federal funds sold was 1.66% for the first half of 2002 compared to 4.55% for the first half of 2001. Average investment securities, including interest-bearing deposits in other banks and Federal funds sold, decreased $8,861,000, to $63,252,000 for the first half of 2002 compared to $72,113,000 for the first half of 2001.

As previously stated, FOMC lowered the Federal funds rate 475 basis points in 2001 which created, by the nature of collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS), increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.  Principal paydowns and increased loan volumes were the major contributors to the decrease in investment volume.  Principal paydowns were $10,908,000 for the first half of 2002 compared to $4,908,000 for the same period of 2001.

Interest expense for the first half of 2002 was $1,359,000 compared to  $2,330,000 for the first half of 2001.  This $971,000, or 41.7%, decrease in interest expense can be partially attributed to the 475 basis point decrease in Federal funds interest rates in 2001.  Effective rates for all interest bearing liabilities was 1.73% for the first half of 2002 compared to 3.49% for the same period of 2001, a 1.76 basis point decrease.

The following table indicates the average balances of interest-bearing deposit products, the percentage of each to total deposits, and the effective rates paid.

(Unaudited) (Dollars in Thousands)	Six Month Period Ended June 30, 2002			Six Month Period Ended June 30, 2001
	Year-to-date Average Balance	% of Total Deposits	Effective Rate	Year-to-date Average Balance	% of Total Deposits	Effective Rate
NOW Accounts	$32,721	16.7%	0.24%	$28,062	16.0%	0.48%
MMDA Accounts	48,825	24.9%	1.62%	41,315	23.5%	3.65%
Time Deposits	50,963	26.0%	2.81%	52,926	30.2%	5.32%
Savings Accounts	12,504	6.4%	0.72%	10,718	6.1%	1.681%

Total interest-bearing	145,013	74.0%	1.65%	133,021	75.8%	3.48%

Non-interest bearing	50,959	26.0%		42,555	24.2%
Total Deposits	$195,972	100.0%		$175,576	100.0%

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity to strengthen the Company’s net interest margin.  Average non-interest bearing deposits increased 19.8% in the first six months of 2002 compared to the same period of 2001.

Other interest expense increased in the periods under review.  As stated above, the Company utilized its Federal Home Loan Bank (FHLB) credit line in the first half of 2002 in anticipation of short-term liquidity needs as well as opportunities to lock in low funding rates for potential loan growth.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses for the first half of 2002 was $5,657,000 compared to $5,035,000 for the first half of 2001, an increase of $622,000, or 12.3%.  The increase in net interest income can be attributed mainly to the increase in loan interest income and the decrease in deposit interest expense mentioned above.

PROVISION FOR CREDIT LOSSES

The Company made no additions to the allowance for credit losses in the first half of 2002 due mainly to decreased levels of risk-rated loans which was partially offset by the increase in loan volumes mentioned above.  In the first half of 2001, $497,000 was added to the allowance for credit losses.  Additionally, the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years, declined to 0.209% for 2002 compared to 0.295% for 2001 and 2.642% for 1999.

At June 30, 2002, and December 31, 2001 the Company’s recorded investment in loans that were considered to be impaired totaled $1,056,000 and $1,108,000, respectively. The related allowance for credit losses on these impaired loans was $158,000 and $198,000 respectively. Impaired loans were immaterial at June 30, 2001.

An analysis of the changes in the allowance for credit losses for the six month periods ended June 30, 2002 and 2001 is as follows:

	Allowance for Credit Losses For the Six Months Ended June 30,
(Unaudited) (In thousands)	2002	2001
Balance, beginning of the year	$2,474	$2,047
Provision charged to operations	0	497
Losses charged to the allowance	(302)	(328)
Recoveries on loans previously charged off	217	83

Balance, end of period	$2,389	$2,299

The ratio of net credit losses to total average loans outstanding was 0.06% for the first half of 2002 compared to net credit losses of 0.24% for the same period in 2001.  Net charge offs were $85,000 and $245,000 for the first half of 2002 and 2001, respectively

Based on information currently available, management believes that the allowance for credit losses are adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Net interest income after the provision for credit losses increased $1,119,000, or 24.7%, in the periods under review.

NON-INTEREST INCOME

Non-interest income decreased $717,000, or 25.8%, to $2,068,000 in the first half of 2002 compared to $2,785,000 in the first half of 2001.  The major contributors to the decrease were other income and net realized gain on sales of investment securities recognized in 2001, which was partially offset by an increase in service charges in 2002.

Service charges increased $325,000, or 57.5% in the periods under review.  Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were the main contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service expenses.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional charges.  Additionally, the Company introduced a successful new deposit product, Overdraft Privilege Account, in the first half of 2002.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $51,000, or 53.1%, in the periods under review.  The 475 basis point reductions in the Federal funds rate by the FOMC in 2001 provided consumers with numerous opportunities for refinancing of single-family homes.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Rental from equipment leased to others decreased $69,000 or 10.0% in the periods under review.  As discussed in the “Results of Operations for the Second Quarter of 2002”, the decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

Net realized gain on sales of investment securities decreased $345,000 to $26,000 for the second quarter of 2002 compared to $371,000 for the same period in 2001.  Liquidity needs in the first half of 2001 provided an opportunity for the Company to sell securities at a gain and invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace.  As stated previously, in the routine analysis of liquidity needs, the Company compares the advantages of borrowing funds or selling securities to meet liquidity needs.

Other income decreased $679,000 in the periods under review.  The majority of the decrease can be attributed to the non-recurring earnings in 2001 from an insurance settlement mentioned above.

NON-INTEREST EXPENSES

Non-interest expense for the first half of 2002 increased $427,000, or 7.9%, compared to the same period of 2001.  The increase is mainly due to advertising costs associated with the Bank’s name change from Clovis Community Bank to Central Valley Community Bank, increased salary expenses, and occupancy and equipment expenses which were partially offset by decreases in depreciation and provision for losses on equipment leased to others.

Salaries and employee benefits increased $339,000, or 13.1%, in the first half of 2002 compared to the same period in 2001.  The increase can be mainly attributed to general salary and benefits increases and additional personnel that enable the Company to properly manage recent and projected growth and retain qualified personnel.

Occupancy and equipment expense increased $119,000 or 26.4% in the periods under review.  The Company accelerated depreciation on leasehold improvements for two branches in anticipation of their re-locations.  Additional contributors were expenses associated with the name change and start up costs associated with the Sacramento Branch.

Depreciation and provision for losses on equipment leased to others decreased $258,000 or 34.30% in the periods under review.  As discussed in the “Results of Operations for the Second Quarter of 2002”, the decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

Other non-interest expenses increased $227,000 or 14.1% in the periods under review.  Advertising costs increased 60.0%, or $108,000 reflecting the costs associated with the name change.  Audit and accounting fees increased $82,000 mainly due to costs associated with the formation of the real estate investment trust. Stationery and supplies increased $28,000, again reflecting costs associated with the name change and the opening of the Sacramento Branch.  Offsetting these increases were decreases to legal fees of $46,000 and sundry operating losses of $11,000.

INCOME BEFORE TAXES

Income before income tax expense increased $30,000 or 1.6%, to  $1,903,000 for the first half of 2002 compared to $1,873,000 for the first half of 2001.

OTHER INFORMATION

The Bank’s efficiency ratio is calculated by dividing non-interest expenses by the sum of net interest income before provision for credit losses and non-interest income.  The ratio for the first half of 2002 was 75.4% compared to 69.0% in the first half of 2001.  Excluding the non-recurring income and expenses realized in the first half of 2001, the ratio for the period ended June 30, 2001 was  78.5% compared to 75.4% for the same period in 2002.  This means that for every dollar of income generated, the cost of generating that income was 75.4 cents in the first half of 2002 and 78.5 cents for the same period of 2001.  The lower the ratio, the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio.  Although the Company’s loan to deposit ratio has significantly increased in the period under review, the ratio remains lower than the Company’s peers, which was 77.4% at December 31, 2001.

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

The following table shows the distribution of the Company’s undisbursed loan commitments for the six months ended June 30, 2002 and 2001, respectively.

Loan Type	June 30, 2002	June 30, 2001
(In thousands)
Commercial & Industrial	$23,270	$30,647
Real Estate	19,441	22,722
Consumer & Installment	10,317	7,266
Total	$53,028	$60,635

CAPITAL RESOURCES:

Changes in total shareholders’ equity are reflected in the table below.  The change in accumulated other comprehensive income reflects the effect on equity of unrealized gains or losses on available for sale securities.

(In thousands)	June 30, 2002 (Unaudited)	December 31, 2001(Audited)	June 30, 2001 (Unaudited)
Common stock	$6,129	$6,049	$6,375
Retained earnings	14,895	13,733	12,575
Accumulated other comprehensive income	1,202	1,046	1,032

Total shareholders’ equity	$22,226	$20,828	$19,982

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated quarterly average assets and risk-weighted assets of the Company and the quarterly average assets and risk-weighted assets of the Bank are not materially different at June 30, 2002.  The Company and the Bank exceed all the regulatory capital adequacy requirements as of June 30, 2002.

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

In February 2002, the Company announced its intent to repurchase up to $500,000, or approximately 3%, of its common stock through a stock repurchase plan that became effective March 1, 2002 and expires January 31, 2003.  As of June 30, 2002, the Company has repurchased 4,006 shares, or 0.4% of total shares outstanding, at a total cost of $87,000.

In the first half of 2001, the Company’s Board of Directors approved a stock repurchase program with an expiration date of February 28, 2002.  This repurchase program was successful in the repurchase of 25,900 shares of common stock at a total cost of $499,000.

The following table presents the Company’s capital ratios as of June 30, 2002 and December 31, 2001.

Total as of June 30, 2002 (Unaudited)	Actual		To Be Well- Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$23,208,000	13.20%	$17,587,000	10.0%	$14,070,000	8.0%
Tier 1 Capital (to risk weighted assets)	$21,014,000	11.95%	$10,552,000	6.0%	$7,035,000	4.0%
Tier 1 Capital (to average assets)	$21,014,000	8.80%	$11,942,000	5.0%	$9,554,000	4.0%

Total as of December 31, 2001 (Audited)
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$21,655,000	14.3%	$15,192,000	10.0%	$12,154,000	8.0%
Tier 1 Capital (to risk weighted assets)	$19,755,000	13.1%	$9,115,000	6.0%	$6,077,000	4.0%
Tier 1 Capital (to average assets)	$19,755,000	8.9%	$11,062,000	5.0%	$8,850,000	4.0%

Risk-weighted assets at June 30, 2002 were $175,865,000 compared to $151,921,000 at December 31, 2001.  Average quarterly assets less regulatory adjustments were $238,837,000 at June 30, 2002 and $221,258,000 at December 31, 2001.

LIQUIDITY MANAGEMENT

The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise.  The Company may achieve desired liquidity from both assets and liabilities. The Company’s primary source of liquidity is from dividends received from the Bank.  Dividends from the Bank are subject to certain regulatory restrictions.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets, which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities, averaged $50,628,000 for the first six months of 2002, or 21.8% of average assets, compared to $71,959,000, or 36.4% of average assets for the first six months of 2001.  The ratio of average liquid assets to average demand deposits was 99.3% for the first six months of 2002 compared to 169.1% for the first six months of 2001.  The decrease in liquidity ratios can be attributed to the increase in loan volumes mentioned above.  The Company sold approximately $9,549,000 in available for sale securities in the first half of 2001 for the purpose of liquidity compared to the short-term borrowings from the Federal Home Loan Bank (FHLB) which averaged

$11,917,000 for the first six months of 2002.  The increase in FHLB borrowings required an increase in pledged securities.  The Company has, and may do so in the future, sold securities to obtain needed liquidity.  The Company analyzes the advantages and disadvantages of borrowing funds versus selling existing investment securities and their respective rates and yield.

Unpledged investment securities may also provide liquidity.  At June 30, 2002, $41,224,000 in unpledged investments were available as collateral for borrowing compared to $46,113,000 at June 30, 2001.  Additionally, maturing loans can provide liquidity.  At June 30, 2002, approximately $36,297,000 in loans were scheduled to mature within the next ninety days.

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $6,000,000 at June 30, 2002 and December 31, 2001, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at June 30, 2002 and December 31, 2001 which bears interest at the prevailing discount interest rate collateralized by investment securities with amortized costs totaling $4,240,000 and $5,402,000 and market values totaling $4,475,000 and $5,703,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at June 30, 2002 and December 31, 2001 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $15,250,000 and $5,045,000, respectively, and market values totaling $15,698,000 and $5,067,000, respectively.  The amount of the credit line varies according to the make-up of the Bank’s investment and loan portfolio.  At June 30, 2002 and December 31, 2001, the Bank had $15,000,000 and $3,000,000,respectively, outstanding on these credit lines.  At June 30, 2001, the Bank had no outstanding borrowings under these credit lines.

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

PART II OTHER INFORMATION

ITEM 4   Submission of Matters to a Vote of Security Holders.

a.             The Company’s 2002 Annual Meeting of Shareholders was held May 15, 2002.

b.             At the 2002 annual meeting the shareholders took the following actions:

•                           Elected Directors of the Company to serve until the 2003 annual Meeting of Shareholders and until their successors are elected and qualified.

•                          In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 1, 2002.  Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Withheld
Sidney B. Cox	1,029,753	599
Daniel N. Cunningham	1,029,843	509
Edwin S. Darden	1,029,843	509
Daniel J. Doyle	1,029,843	509
Steven D. McDonald	1,029,843	509
Louis McMurray	1,029,843	509
Wanda L. Rogers	1,029,843	509
William S. Smittcamp	1,029,843	509
Joseph B. Weirick	1,029,843	509

•                            The ratification of the appointment of Perry-Smith LLP for the 2002 fiscal year as the Company’s independent public accountants.  The appointment was ratified by the following votes:

Votes for: 1,027,209   Votes against: -0-   Abstentions: 3,273

ITEM 5                             Other information

                                           None

ITEM 6                             Exhibits and Reports on Form 8-K

                                           (a)   Exhibit 10.36  Form of Second Amended and Restated Director Deferred Fee

Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002.

Exhibit 10.37  Schedule A, Participants’ Normal Retirement Age and Form of Benefit Elected to Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002 .

Exhibit 10.38  Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002.

Exhibit 10.39  Schedule B, Participants and Their Executive Interest in Clovis Community Bank Split Dollar Agreement and Endorsement, by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002.

Exhibit 10.40  Central Valley Community Bank Employee and Director Preferred Interest Bonus Plan.

Exhibit 99.1  Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2  Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         On April 8, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing unaudited financial information and accompanying discussion for the quarter-ended March 31, 2002.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date:	August 9, 2002

By :	/s/ Daniel J. Doyle
Daniel J. Doyle, CEO

Date:	August 9, 2002

By:	/s/ G. Graham
G. Graham, Chief Financial Officer