Form 10QSB
period 2002-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2002-11-12
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Name of small business issuer in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number (559) 298-1775

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2002.    1,285,291, shares

Transitional Small Business Disclosure Format (check one)

Yes  ☐   No  ☒

ITEM 1. FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(In Thousands Except Share Amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,512	$13,863
Interest bearing deposits with other banks	100	100
Federal funds sold	18,864	4,160
Available for sale investment securities (Book value of $62,315 at September 30, 2002 and $58,843 at December 31, 2001)	65,460	60,586
Loans less allowance for credit losses of $2,431 at September 30, 2002 and $2,474 at December 31, 2001	154,360	130,797
Equipment leased to others, net	485	1,217
Bank premises and equipment, net	2,872	1,864
Accrued interest receivable and other assets	8,275	6,479
Total assets	$269,928	$219,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$68,986	$49,016
Interest bearing	163,293	143,116
Total deposits	232,279	192,132
Short-term borrowings	3,000	1,000
Long-term borrowings	8,000	2,000
Accrued interest payable and other liabilities	2,717	3,106
Total liabilities	245,996	198,238

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 20,000,000 shares authorized, 1,297,291 and 1,285,357 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	6,129	6,049
Retained earnings	15,665	13,733
Accumulated other comprehensive income, net of tax	2,138	1,046
Total shareholders’ equity	23,932	20,828
Total liabilities and shareholders’ equity	$269,928	$219,066

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2002 and 2001

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands except earnings per share amounts) (Unaudited)	2002	2001	2002	2001

INTEREST INCOME:
Interest and fees on loans	$2,919	$2,647	$8,360	$7,740
Interest on Federal funds sold	57	67	102	207
Interest and dividends on investment securities:
Taxable	666	800	1,954	2,693
Exempt from Federal income taxes	124	120	365	356
Interest on deposits with other banks	1	1	2	4
Total interest income	3,767	3,635	10,783	11,000
INTEREST EXPENSE:
Interest on deposits	601	989	1,797	3,309
Other	89	1	252	11
Total interest expense	690	990	2,049	3,320
Net interest income before provision for credit losses	3,077	2,645	8,734	7,680
PROVISION FOR CREDIT LOSSES	—	50	—	547
Net interest income after provision for credit losses	3,077	2,595	8,734	7,133
NON-INTEREST INCOME:
Service charges	532	279	1,422	844
Rentals from equipment leased to others	214	396	834	1,085
Loan placement fees	85	48	232	144
Net realized gain on sales of investment securities	1	1	27	372
Other income	229	163	614	1,227
Total non-interest income	1,061	887	3,129	3,672
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,652	1,328	4,578	3,915
Occupancy and equipment	319	222	889	673
Depreciation and provision for losses on equipment leased to others	238	309	732	1,061
Other expense	812	781	2,644	2,419
Total non-interest expenses	3,021	2,640	8,843	8,068
Income before income taxes	1,117	842	3,020	2,737
INCOME TAX EXPENSE	347	292	958	966
Income after income taxes	$770	$550	$2,062	$1,771

Basic earnings per share	$0.59	$0.42	$1.59	$1.36
Diluted earnings per share	$0.56	$0.40	$1.51	$1.32

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Month Periods ended September 30, 2002 and 2001

(Unaudited)  (In thousands except per share amounts)

			Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

	Common Stock
	Stock	Amount

Balance, January 1, 2001	1,303	$6,465	$11,354	$851	$18,670
Comprehensive income
Net income			1,771		1,771	$1,771
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				887	887	887
Total comprehensive income						$2,658
Stock options exercised and related tax benefit	8	83			83

Repurchase and retirement of common stock	(19)	(360)			(360)

Balance, September 30, 2001	1,292	$6,188	$13,125	$1,738	$21,051

Balance, January 1, 2002	1,285	$6,049	$13,733	$1,046	$20,828
Comprehensive income
Net income			2,062		2,062	$2,062
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				1,092	1,092	1,092
Total comprehensive income						$3,154
Cash dividend - $.10 per share			(130)		(130)
Stock options exercised and related tax benefit of $86	20	271			271
Repurchase and retirement of common stock	(8)	(191)			(191)

Balance, September 30, 2002	1,297	$6,129	$15,665	$2,138	$23,932

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002 and 2001

(In Thousands) (Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,062	$1,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	547
Allowance for residual losses on equipment leased to others	—	100
Depreciation, amortization and accretion, net	1,603	1,440
Net realized gains on sales of available-for-sale investment securities	(27)	(372)
Gain on sale of equipment	(6)	(1)
Gain on sale of equipment leased to others	(21)	—
Net increase in deferred loan fees	11	148
Net (increase) decrease in accrued interest receivable and other assets	(724)	210
Increase in cash surrender value of life insurance	(188)	(137)
Net (decrease) increase in accrued interest payable and other liabilities	(304)	857
Deferred Income tax expense (benefit)	273	(436)
Net cash provided by operating activities	2,679	4,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(19,366)	(19,035)
Proceeds from sales and calls of available-for-sale investment securities	1,955	15,307
Proceeds from principal repayments and maturities of available for sale investment securities	13,532	12,721
Net increase in loans and leases	(23,574)	(25,447)
Proceeds from sale of equipment	19	51
Proceeds from sale of equipment leased to others	21	—
Purchase of equipment leased to others	—	(181)
Purchase of premises and equipment	(1,449)	(231)
Purchase of single premium cash surrender value life insurance policies	(1,475)	(327)
Net cash used in investing activities	(30,337)	(17,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	34,656	14,940
Net increase (decrease) in time deposits	5,491	(1,403)
Proceeds from short-term borrowings	8,000	—
Proceeds from long-term borrowings	6,000	—
Payments on short-term borrowings	(6,000)	—
Payments on notes payable for equipment leased to others	—	(36)
Cash paid for dividends	(130)	—
Share repurchase and retirement	(191)	(360)
Proceeds from exercise of stock options	185	65
Net cash provided by financing activities	48,011	13,206

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,353	191
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,123	23,077
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,476	$23,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest expense	$2,037	$4,005
Income taxes	$1,021	$200

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$1,402	$1,477

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2002 and December 31, 2001; the results of its operations for the three month and nine month periods ending September 30, 2002 and 2001 and changes in shareholders’ equity and its cash flows for the nine month periods ended September 30, 2002 and 2001 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2001.

Note 2.   EARNINGS  PER SHARE

	For Quarters Ended September 30,
	2002	2001
EARNINGS PER SHARE (Unaudited)
Basic earnings per share	$0.59	$0.42
Diluted earnings per share	$0.56	$0.40

	For Nine Months Ended September 30,
	2002	2001
EARNINGS PER SHARE (Unaudited)
Basic earnings per share	$1.59	$1.36
Diluted earnings per share	$1.51	$1.32

Weighted Average Number of Shares Outstanding

	For Quarter Ended September 30, 2002	For Quarter Ended September 30, 2001
Basic Shares	1,292,836	1,295,793
Diluted Shares	1,372,380	1,355,672

	For Nine Months Ended September 30, 2002	For Nine Months Ended September 30, 2001
Basic Shares	1,294,007	1,301,102
Diluted Shares	1,366,591	1,338,946

Note 3.   COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive income for the three-month periods ended September 30, 2002 and 2001 was $1,706,000 and $1,256,000, respectively. For the nine-month periods ended September 30, 2002 and 2001, comprehensive income totaled $3,154,000 and $2,658,000, respectively.

Note 4.   IMPACT OF NEW FINANCIAL ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”.  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”.  This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  This Statement is effective for fiscal years beginning after May 15, 2002.  Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  This Statement is effective for exit or disposal activities initiated after December 31, 2002.  Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

On October 1, 2002, the FASB issued FASB Statement No. 147, Acquisitions of Certain Financial Institutions.  This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises (the Board has a separate project on its agenda that will provide guidance on the accounting for transactions between mutual enterprises).

The provisions of Statement 147 reflect the following conclusions:

•                  The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets.  Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002.  If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

•                  Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements.  The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied.  (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002).  Those transition provisions are effective on October 1, 2002; however, early application is permitted.

•                  The scope of FASB Statement No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets.

The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements, including the notes, appearing elsewhere in this document.

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates, a decline in economic conditions at the international, national or local level on the Company’s results of operations, the Company’s ability to continue its internal growth at historical rates, the Company’s ability to maintain its net interest margin, and the quality of the Company’s earning assets; (3) changes in the regulatory environment; (4) fluctuations in the real estate market; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) the other risks set forth in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2001.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

The Company reported net income of $2,062,000 for the first nine months of 2002 compared to $1,771,000 in the same period of 2001.  The primary contributors to the 16.4% increase were a $1,054,000 increase in net interest income before provision for credit losses and a $547,000 reduction in the provision for credit losses, which were partially offset by a $543,000 decrease in non-interest income, and a $775,000 increase in non-interest expense.  The increase in net income is more significant after adjusting for non-recurring items in 2001, as discussed below.

In 2001, the Company realized income from funds received as part of an insurance settlement and gains from sales of investments, which were partially offset by additions to the Bank’s provision for credit losses and provision for losses on equipment leased to others.  After adjustments to exclude these items, net income for the first nine months of 2001 would have been $1,249,000.  Comparing the two periods after the 2001 adjustment would reflect a $813,000, or 65.1%, increase for the first nine months of 2002 compared to the same period of 2001, as discussed below.

During the first nine months of 2002, the Bank relocated the River Park Office in Fresno, California to a new site.  Due to the success of the River Park Office staff, the office outgrew its initial 2,000 square foot leased facility and has relocated to a new 5,000 square foot facility in the same area.

The Bank also opened a new full service office in the Sacramento area during the first nine months of 2002.  The new Sacramento Private Banking facility is intended to serve the Sacramento area needs of the Company’s existing commercial customers whose needs fall outside the Fresno area but within the Sacramento area, as well as serving the banking needs of new customers.

The Bank also will relocate its Fig Garden Office from its 350 square foot location to a new 2,000 square foot site within the same Fig Garden shopping center in the first part of October 2002.  Again, the continued growth of the office created the need for a larger facility.

Leasehold improvements associated with these new facilities are reflected in bank premises and equipment, net of depreciation, which increased $1,045,000 comparing September  2002 to September 2001.

In the first nine months of 2002, the Bank formed a real estate investment trust, Central Valley Community Realty, LLC for the purpose of utilizing a means to potentially generate future additional capital for the Bank and with the intent of reducing state income tax expense.  However, no assurance can be given that the Company will be successful in accomplishing these objectives.

Also in the third quarter of 2002, the Company announced plans and has received regulatory approval to open a new office located in Kerman, California.  The recent acquisition of Kerman State Bank, a long established community bank,  by Westamerica Bank provided an opportunity to expand into the Kerman area.  The Bank has been encouraged by contacts from numerous businesses in the Kerman area to open a facility.  The Bank has also been successful in attracting prior Kerman State employees for key positions in the office. It is anticipated the office will open in October 2002.

Average assets for the first nine months of 2002 were $239,054,000 compared to $201,393,000 for the same period in 2001.  The $37,661,000, or 18.7%, increase can be mainly attributed to the 36.3% increase in average loans.  Loan growth is discussed in more detail below.

Average earning assets for the first nine months of 2002 were $213,005,000 compared to $178,347,000 for the same period in 2001.  The $34,658,000, or 19.4%, increase can be mainly attributed to the increase in loan volumes mentioned above.

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

The Company’s net interest margin decreased 27 basis points in the first nine months of 2002 compared to the same period of 2001.  The net interest margin for the nine-month period ended September 30, 2002 was 5.47% compared to 5.74% for the same period in 2001.  The decrease can be partially attributed to the declining rate environment and the fact that assets generally reprice more quickly than liabilities.  West Coast prime rate remained constant in the first nine months of 2002 compared to a decline of 350 basis points in the first nine months of 2001.  The effective yield on loans for those same periods was 7.61% and 9.60%, respectively.  The effective rate on interest bearing deposits and other borrowings for the first nine months of 2002 was 1.71% compared to 3.28% for the same period in 2001.

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

The following table indicates outstanding loan balances by type at September 30, 2002 and 2001 respectively, and their percentage to total loans.

Loan Type	September 30, 2002	% of Total loans	September 30, 2001	% of Total loans
(Unaudited) (Dollars In thousands)

Commercial & Industrial	$64,389	41.1%	$54,454	44.8%
Real Estate	38,970	24.8%	30,051	24.7%
Real Estate - construction, land development and other land loans	44,734	28.5%	29,654	24.4%
Consumer & Installment	5,690	3.4%	5,815	4.8%
Agricultural	3,462	2.2%	1,510	1.3%

Total loans	$157,245	100.0%	$121,484	100.0%

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

Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following table.

(Unaudited)	For the Quarter Ended September 30, 2002	For the Quarter Ended September 30, 2001
ROA	1.22%	1.05%
ROE	13.17%	12.08%

(Unaudited)	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
ROA	1.15%	1.17%
ROE	12.36%	12.19%

The following tables sets forth average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the quarters ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and

2001.  The average balances reflect daily averages except non-accrual loans that were computed using quarterly and year-to-date averages.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Unaudited) (Dollars In Thousands)

	FOR THE THREE MONTHS ENDED September 30, 2002			FOR THE THREE MONTHS ENDED September 30, 2001
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$100	$1	4.00%	$100	$1	4.00%
Investment securities:
Taxable securities	49,336	666	5.40%	52,216	800	6.13%
Non-taxable securities	9,759	124	5.08%	8,669	120	5.54%
Total investment securities	59,095	790	5.35%	60,885	920	6.04%
Federal funds sold	13,781	57	1.65%	7,554	67	3.55%
Loans	152,240	2,919	7.67%	115,670	2,647	9.15%
Total interest-earning assets	225,216	3,767	6.69%	184,209	3,635	7.89%
Allowance for credit losses	(2,415)			(2,297)
Non-accrual loans	601			372
Cash and due from banks	15,365			14,679
Premises	2,926			1,864
Other non-earning assets	11,515			9,986
Total average assets	$253,208	$3,767		$208,813	$3,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and negotiable orders of withdrawal	$47,615	$44	0.37%	$40,511	$63	0.62%
Money market accounts	52,360	208	1.59%	47,206	340	2.88%
Time certificates of deposit, under $100,000	39,389	267	2.71%	34,905	385	4.41%
Time certificates of deposit, $100,000 and over	14,394	81	2.25%	15,929	201	5.05%
Other borrowed funds	11,380	90	3.16%	—	—	—
Federal funds purchased	—	—	—	—	1	—
Total interest-bearing liabilities	165,138	690	1.67%	138,551	990	2.86%
Non-interest bearing demand deposits	62,698			47,412
Other liabilities	1,994			4,635
Shareholders’ equity	23,378			18,215

Total average liabilities and shareholders’ equity	$253,208	$690		$208,813	$990

Interest income and rate earned on average earning assets		$3,767	6.69%		$3,635	7.89%
Interest expense and interest cost related to average interest-bearing liabilities		690	1.67%		990	2.86%

Net interest income and net interest margin		$3,077	5.46%		$2,645	5.74%

	FOR THE NINE MONTHS ENDED September 30, 2002			FOR THE NINE MONTHS ENDED September 30, 2001
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$100	$2	2.67%	$100	$4	4.95%
Investment securities:
Taxable securities	48,718	1,954	5.35%	55,595	2,693	6.46%
Non-taxable securities	9,471	365	5.14%	8,564	356	5.54%
Total investment securities	58,189	2,319	5.31%	64,159	3,049	6.34%
Federal funds sold	8,241	102	1.65%	6,622	207	4.17%
Loans	146,475	8,360	7.61%	107,466	7,740	9.60%
Total interest-earning assets	213,005	10,783	6.75%	178,347	11,000	8.22%
Allowance for credit losses	(2,376)			(2,187)
Non-accrual loans	777			166
Cash and due from banks	14,399			13,364
Premises	2,630			1,918
Other non-earning assets	10,619			9,785
Total average assets	$239,054	$10,783		$201,393	$11,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and negotiable orders of withdrawal	$46,029	$129	0.37%	$39,365	$221	0.75%
Money market accounts	50,016	604	1.61%	43,300	1,094	3.37%
Time certificates of deposit, under $100,000	37,523	799	2.84%	35,621	1,319	4.94%
Time certificates of deposit, $100,000 and over	14,390	265	2.46%	16,599	674	5.41%
Other borrowed funds	11,736	252	2.86%	235	11	6.24%
Federal funds purchased	16	0	0.00%	18	1	5.00%
Total interest-bearing liabilities	159,710	2,049	1.71%	135,138	3,320	3.28%
Non-interest bearing demand deposits	54,915			44,186
Other liabilities	2,180			2,693
Shareholders’ equity	22,249			19,376
Total average liabilities and shareholders’ equity	$239,054	$2,049		$201,393	$3,320

Interest income and rate earned on average earning assets		$10,783	6.75%		$11,000	8.22%
Interest expense and interest cost related to average interest-bearing liabilities		2,049	1.71%		3,320	3.28%

Net interest income and net interest margin		$8,734	5.47%		$7,680	5.74%

Results of Operations for the Third Quarter of 2002 Compared to the Third Quarter of 2001

Net income for the third quarter of 2002 was $770,000 compared to $550,000 for the third quarter of 2001, a $220,000, or 40.0%, increase.  The increase in net income between the periods resulted from increases in net interest income after provision for credit losses and non-interest income which were partially offset by increases in non-interest expense.

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

Interest income from loans increased 10.3%, or $272,000, in the periods under review as average total loan volumes increased 31.7% to $152,841,000 for the third quarter of 2002 compared to $116,042,000 for the same period of 2001. The $36,799,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  Additionally, the successes of the River Park Office and the expansion into the Sacramento market mentioned above have also contributed to the increase in volume.  The Company purchased loans from other financial institutions and brokers during 2002 which also reflects in the third quarter 2002 volumes.  No assurance can be given that this level of loan growth will continue.

The Company’s loan to deposit ratio at September 30, 2002 was 72.6% compared to 60.1% at September 30, 2001.

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing loans.  West Coast prime averaged 4.75% for the third quarter of 2002 compared to 6.42% for the same period of 2001.  Average yield on loans (excluding non-accrual loans) was 7.67% for the three-month period ended September 30, 2002 compared to 9.15% in the same period of 2001.

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

A summary of non-accrual, restructured and past due loans at September 30, 2002, December 31, 2001 and September 30, 2001 is set forth below.  All of the non-accrual loans arise out of two banking relationships at September 30, 2002.  Management can give no assurances that non-accrual and other non-performing loans will not increase in the future.

(Unaudited) (In Thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Non-accrual
Loans secured by real estate	$350	$95	$95
Commercial & industrial loans	104	1,013	277
Consumer loans	—0—	1	—0—
Total non-accrual	$454	$1,109	$372
Accruing loans past due 90 days or more	—0—	—0—	—0—
Restructured loans	619	627	—0—
Total non-performing loans	$1,073	$1,736	$372
Non-accrual loans to total loans	0.3%	0.8%	0.3%

Loans considered to be impaired	$526	$1,108	$372
Related allowance for credit losses on impaired loans	$140	$198	$72

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

Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 14.2% in the periods under review.  The decrease in these categories of income can be attributed to lower Federal funds rates and lower yields on new investment purchases. The effective yield for investment securities not including Federal funds sold was 5.35% for the third quarter of 2002 compared to 6.04% for the same period in 2001.  The effective yield for Federal funds sold was 1.65% for the third quarter of 2002 compared to 3.55% for the third quarter of 2001.  As previously stated, FOMC lowered the Federal funds rate 475 basis points in 2001 which created, by the nature of collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS), increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.

The Company recognizes the interest rate risk and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investments would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The percentage of MBS and CMOs to the total investment portfolio was 63.1% at September  30, 2002 compared to 56.2% at September 30, 2001.  The Bank has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio.  Principal paydowns were $2,624,000 for the third quarter of 2002 compared to $4,513,000 for the same period of 2001.

Average investment securities, including interest-bearing deposits in other banks and Federal funds sold, increased 6.5%, or $4,437,000, to $72,976,000 for the third quarter of 2002 compared to $68,539,000 for the third quarter of 2001.  Increased deposits and other borrowings which were partially offset by increased loan volumes were the major contributors to the growth in the investment volume.

The amortized cost and estimated market value of available-for-sale investment securities at September 30, 2002 and September 30, 2001 consisted of the following:

September 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
(Unaudited) (In thousands)
U.S. Government agencies	$8,475	$827	—	$9,302
Obligations of states and political subdivisions	1 2,653	1,133	—	13,786
U.S. Government agencies collateralized by mortgage obligations	39,306	1,190	$(108)	40,388
Corporate bonds	972	103		1,075
Other securities	909			909

	$62,315	$3,253	$(108)	$65,460

September 30, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
(Unaudited) (in thousands)

U.S. Government agencies	$10,876	$454	—	$11,330
Obligations of states and political subdivisions	12,592	847	—	13,439
U.S. Government agencies collateralized by mortgage obligations	36,091	1,545	(1)	37,635
Federal Home Loan Mortgage Corporation non-cumulative preferred stock	1,020	—	(20)	1,000
Corporate bonds	966	71	—	1,037
Other securities	2,654			2,654
	$64,199	$2,917	$(21)	$67,095

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

Interest expense for the third quarter of 2002 was $690,000 compared to  $990,000 for the third quarter of 2001.  This $300,000, or 30.3%, decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates in 2001. Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Effective rates for interest bearing liabilities was 1.67% for the third quarter of 2002 compared to 2.86% for the same period of 2001, a 119 basis point decrease.  If interest rates were to decline or continue to remain unchanged in the remainder of 2002, the Company could experience restraints on further decreases in the rates paid on deposit products.  Additionally, the interest rate risk could increase as depositors are reluctant to accept continued low deposit rates and search for higher yields in investment products other than those offered by the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable immediate increases in deposit rates.

The following table indicates the average balances of interest-bearing deposit products, the percentage of each to total deposits, and the effective rates paid.

	Quarter Ended September 30, 2002			Quarter Ended September 30, 2001
(Unaudited) (Dollars in Thousands)	Quarterly Avg.Bal.	% of Total	Effective Rate	Quarterly Avg.Bal.	% of Total	Effective Rate
NOW Accounts	$34,679	16.02%	0.24%	$29,333	15.78%	0.42%
MMDA Accounts	52,360	24.19%	1.59%	47,206	25.38%	2.88%
Time Deposits	53,783	24.85%	2.59%	50,834	27.34%	4.61%
Savings Accounts	12,936	5.97%	0.71%	11,178	6.01%	1.11%

Total interest-bearing	153,758	71.03%	1.56%	138,551	74.51%	2.86%

Non-interest bearing	62,698	28.97%		47,412	25.49%
Total Deposits	$216,456	100.00%		$185,963	100.00%

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  Non-interest bearing deposits increased 32.2% in the third quarter of 2002 compared to the same period in 2001.

Other interest expense increased in the periods under review as the Company utilized its Federal Home Loan Bank (FHLB) credit line in the third quarter of 2002 in anticipation of short-term liquidity needs as well as to take advantage of opportunities to lock in low funding rates for increased loan growth.  Borrowings from the FHLB were $11,000,000 at September 30, 2002.  There were no balances outstanding at  September 30, 2001.  The average maturies and weighted average rate of the borrowings at September  30, 2002 was 1 year and 3.15%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses for the third quarter of 2002 was $3,077,000 compared to $2,645,000 for the third quarter of 2001, an increase of $432,000, or  16.3%.  The increase in net interest income can be mainly attributed to the increase in loan interest income and the decrease in interest expense mentioned above.

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

The Company made no additions to the allowance for credit losses in the third quarter of 2002 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged off loans.  In the third quarter of 2001, $50,000 was added to the allowance for credit losses.  Additionally, the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years, declined to 0.209% for 2001 compared to 0.295% for 2000 and 2.642% for 1999.

At September 30, 2002, December 31, 2001 and September 30, 2001, the Company’s recorded investment in loans that were considered to be impaired totaled $526,000, $1,108,000 and 372,000, respectively.  The related allowance for credit losses on these impaired loans was $140,000, $198,000 and $72,000, respectively.

The ratio of net credit recoveries to total average loans outstanding was 0.03% for the third quarter of 2002 compared to net charge offs to total average loans of 0.003% for the same period in 2001.  Net recoveries were $42,000 for the third quarter of 2002 and $3,000 for the same period of 2001.   Non-performing loans at September 30, 2002 and 2001 were $1,073,000 and $372,000, respectively.  The ratio of non-performing loans to the allowance for credit losses at September 30, 2002 was 44.1% compared to 15.9% at September 30, 2001.  The increase can be mainly attributable to two non-accrual commercial borrowing relationships mentioned above and one SBA borrowing relationship.

Based on information currently available, management believes that the allowance for credit losses will be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Net interest income after the provision for credit losses increased $482,000, or 18.6%, in the periods under review.

NON-INTEREST INCOME

Non-interest income includes service charges, rental income from equipment leased to others, loan placement fees and other income as well as gains on sale of assets and gains on securities transactions.

Non-interest income increased $174,000, or  19.6%, to $1,061,000 in the third quarter of 2002 compared to $887,000 in the third quarter of 2001.  The major contributors to the increase were service charges and other income which were partially offset by a decrease in rental income from equipment leased to others .

Service charges increased $253,000, or  90.7% in the periods under review.  Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service charge expenses.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional charges.  Additionally, the Company introduced a new product, Overdraft Privilege Account, in the second quarter of 2002, which created additional service charge fees.

Rental income from equipment leased to others decreased $182,000 or  46.0% comparing the quarter ended September  30, 2002 to the same period in 2001.  The decrease can be attributed to the maturity of several leases in the portfolio.  The Company has decided not to actively pursue new operating lease arrangements.  This decision is reflected in the lower volume of equipment leased to others, which was $485,000 at September 30, 2002 compared to $1,217,000 at December 31, 2001 and $1,574,000 at September 30, 2001.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $38,000, or 77.1%, in the periods under review.  The 475 basis point reduction in the Federal funds rate by the FOMC in 2001 and the continued decrease in Treasury yields has provided consumers with numerous opportunities for refinancing single-family homes.  Mortgage rates have continued to decrease in the current “rates unchanged” environment providing continued opportunities for refinance and new purchases.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Other income increased $66,000 in the periods under review.  The majority of the increase can be attributed to Cash Surrender income earned on the Bank’s bank owned life insurance and gain on sale of bank assets.

NON-INTEREST EXPENSES

Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.

Non-interest expense for the third quarter of 2002 increased $381,000, or  14.4%, compared to the same period of 2001.  The increase is due to increases in all major categories.

Salaries and employee benefits increased $324,000, or 24.4%, in the third quarter of 2002 compared to the same period in 2001.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Additional personnel for the new Sacramento and Kerman Offices were also partially responsible for the increase.

Occupancy and equipment expense increased $97,000 or 43.7% in the periods under review. Costs associated with the relocation of the River Park Office, the start up of the Sacramento Office, and the change in the Bank’s name were the main contributors to the increase.  The Company also accelerated depreciation on leasehold improvements for its Fig Garden Office in anticipation of the relocation of that office in the second half of 2002.

Depreciation and provision for losses on equipment leased to others decreased $71,000 or 23.0%  in the periods under review. The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements as mentioned above.

Other non-interest expenses increased 4.0%, or $31,000 in the periods under review.

INCOME BEFORE TAXES

Income before income tax expense increased $275,000 or 32.7%, to  $1,117,000 for the third quarter of 2002 compared to $842,000 for the third quarter of 2001.

Results of Operations for the First Nine Months of 2002 Compared to the First Nine Months of 2001

Net income for the first nine months of 2002 was $2,062,000 compared to $1,771,000 for the first nine months of 2001, a $291,000, or 16.4%, increase.  The increase in net income between the periods resulted from increases in net interest income after provision for credit losses, which were partially offset by decreases in non-interest income and increases in non-interest expenses.  As stated in the “Overview”, the Company recognized certain non-recurring income in the first nine months of 2001.

NET INTEREST INCOME

Interest income from loans increased 8.0%, or $620,000, in the periods under review as average total loan volumes increased 36.8% to $147,252,000 for the first nine months of 2002 compared to $107,632,000 for the same period of 2001.  The $39,620,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  Additionally, loans purchased from other financial institutions and brokers contributed to the successful growth.  The Company’s loan to deposit ratio was 72.6% at September  30, 2002 compared to 60.1% at September 30, 2001.  No assurance can be given that this level of loan growth will continue.

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing loans.  West Coast prime averaged 4.75% for the first nine months of 2002 compared to 7.28% for the same period of 2001.  Average yield on loans (excluding non-accrual loans) was 7.61% for the nine-month period ended September 30, 2002 compared to 9.60% in the same period of 2001.

Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 25.7% in the periods under review.  The decrease in these categories of income can be attributed to lower Federal funds rates, lower yields on new investment purchases, and increased loan demand which resulted in lower average investment balances.  The effective rate for investment securities not including Federal funds sold was 5.31% for the first nine months of 2002 compared to 6.34% for the same period in 2001.  The effective yield for Federal funds sold was 1.65% for the first nine months of 2002 compared to 4.17% for the first nine months of 2001.  Average investment securities, including interest-bearing deposits in other banks and Federal funds sold, decreased $4,351,000, to $66,530,000 for the first nine months of 2002 compared to $70,881,000 for the first nine months of 2001.

As previously stated, FOMC lowered the Federal funds rate 475 basis points in 2001 which created, by the nature of collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS), increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.  Principal paydowns and increased loan volumes were the major contributors to the decrease in investment volume.  Principal paydowns were $13,532,000 for the first nine months of 2002 compared to $9,421,000,000 for the same period of 2001.

Interest expense for the first nine months of 2002 was $2,049,000 compared to $3,320,000 for the first nine months of 2001.  This $1,271,000, or 38.3%, decrease in interest expense can be partially attributed to the 475 basis point decrease in Federal funds interest rates in 2001.  Effective rates for all interest bearing liabilities was 1.71% for the first nine months of 2002 compared to 3.28% for the same period of 2001, a 157 basis point decrease.   Additionally, the Company has been successful in attracting non-interest bearing deposit relationships.

The following table indicates the average balances of interest-bearing deposit products, the percentage of each to total deposits, and the effective rates paid.

	Nine Month Period Ended September 30, 2002			Nine Month Period Ended September 30, 2001
(Unaudited) (Dollars in Thousands)	Year-to date Avg.Bal.	% of Total	Effective Rate	Year-to-date Avg.Bal.	% of Total	Effective Rate
NOW Accounts	$33,379	15.53%	0.24%	$28,491	15.91%	0.47%
MMDA Accounts	50,016	24.37%	1.59%	43,300	24.18%	3.37%
Time Deposits	51,913	25.03%	2.68%	52,220	29.16%	5.09%
Savings Accounts	12,650	5.89%	0.73%	10,874	6.07%	1.48%

Total interest-bearing	147,958	70.82%	1.62%	134,885	75.32%	3.27%

Non-interest bearing	54,915	29.18%		44,186	24.68%
Total Deposits	$202,873	100.00%		$179,071	100.00%

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity to strengthen the Company’s net interest margin.  Average non-interest bearing deposits increased 24.3%  in the first nine months of 2002 compared to the same period of 2001.

Other interest expense increased $241,000 in the periods under review.  As stated above, the Company utilized its Federal Home Loan Bank (FHLB) credit line in the first nine months of 2002 in anticipation of short-term liquidity needs as well as opportunities to lock in low funding rates for potential loan growth.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses for the first nine months of 2002 was $8,734,000 compared to $7,680,000 for the first nine months of 2001, an increase of $1,054,000, or 13.7%.  The increase in net interest income can be attributed mainly to the increase in loan interest income and the decrease in deposit interest expense mentioned above.

PROVISION FOR CREDIT LOSSES

The Company made no additions to the allowance for credit losses in the first nine months of 2002 due mainly to decreased levels of risk-rated loans which was partially offset by the increase in loan volumes mentioned above.  In the first nine months of 2001, $547,000 was added to the allowance for credit losses.  Additionally, the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years, declined to 0.209% for 2002 compared to 0.295% for 2001 and 2.642% for 1999.

At September 30, 2002, December 31, 2001 and September 30, 2002, the Company’s recorded investment in loans that were considered to be impaired totaled $526,000, $1,108,000 and $372,000, respectively. The related allowance for credit losses on these impaired loans was $140,000, $198,000 and $72,000, respectively.

An analysis of the changes in the allowance for credit losses for the nine month periods ended September 30, 2002 and 2001 is as follows:

	For the Nine Month Period Ended September 30,
(Unaudited) (In thousands)	2002	2001

Balance, beginning of the year	$2,474	$2,047
Provision charged to operations	-0-	547
Losses charged to the allowance	(314)	(381)
Recoveries on loans previously charged off	271	133

Balance, end of period	$2,431	$2,346

The ratio of net credit losses to total average loans outstanding was 0.03% for the first half of 2002 compared to net credit losses of 0.23% for the same period in 2001.  Net charge offs were $43,000 and $248,000 for the first half of 2002 and 2001, respectively

Based on information currently available, management believes that the allowance for credit losses are adequate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Net interest income after the provision for credit losses increased $1,601,000, or 22.4%, in the periods under review.

NON-INTEREST INCOME

Non-interest income decreased $543,000, or 14.8%, to $3,129,000 in the first nine months of 2002 compared to $3,672,000 in the first nine months of 2001.  The major contributors to the decrease were other income and net realized gain on sales of investment securities recognized in 2001, which was partially offset by  increases in service charges in 2002.

Service charges increased $578,000, or 68.4% in the periods under review.  Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were the main contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service expenses.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional charges.  Additionally, the Company introduced a successful new deposit product, Overdraft Privilege Account, in the first nine months of 2002.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $88,000, or 61.1%, in the periods under review.  The 475 basis point reductions in the Federal funds rate by the FOMC in 2001 provided consumers with numerous opportunities for refinancing of single-family homes.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Rental from equipment leased to others decreased $251,000 or 23.1% in the periods under review.  As discussed in the “Results of Operations for the Third Quarter of 2002”, the decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

Net realized gain on sales of investment securities decreased $345,000 to $27,000 for the first nine months of 2002 compared to $372,000 for the same period in 2001.  Liquidity needs in the first nine months of 2001 provided an opportunity for the Company to sell securities at a gain and invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace.  As stated previously, in the routine analysis of liquidity needs, the Company compares the advantages of borrowing funds or selling securities to meet liquidity needs.

Other income decreased $613,000 in the periods under review.  The majority of the decrease can be attributed to the non-recurring earnings in 2001 from an insurance settlement mentioned above.

NON-INTEREST EXPENSES

Non-interest expense for the first nine months of 2002 increased $775,000, or 9.6%, compared to the same period of 2001.  The increase is mainly due to advertising costs associated with the Bank’s name change from Clovis Community Bank to Central Valley Community Bank, increased salary expenses, and occupancy and equipment expenses which were partially offset by decreases in depreciation and provision for losses on equipment leased to others.

Salaries and employee benefits increased $663,000, or 16.9%, in the first nine months of 2002 compared to the same period in 2001.  The increase can be mainly attributed to general salary and benefits increases and additional personnel that enable the Company to properly manage recent and projected growth and retain qualified personnel.

Occupancy and equipment expense increased $216,000 or 32.1% in the periods under review.  The Company accelerated depreciation on leasehold improvements for two offices in anticipation of their re-locations.  Additional contributors were expenses associated with the name change and start up costs associated with the Sacramento office.

Depreciation and provision for losses on equipment leased to others decreased $329,000 or 31.0% in the periods under review.  As discussed in the “Results of Operations for the Third Quarter of 2002”, the decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

Other non-interest expenses increased $225,000 or 9.3% in the periods under review.  Advertising costs increased 37.0%, or $107,000 reflecting the costs associated with the name change.  Audit and accounting fees increased $93,000 mainly due to costs associated with the formation of the real estate investment trust. Stationery and supplies increased $36,000, again reflecting costs associated with the name change and the opening of the Sacramento Office. Operating losses increased $46,000 mainly the result of establishing an allowance for the Overdraft Privilege deposit plan mentioned above.  Offsetting these increases were decreases to legal fees of $49,000.

INCOME BEFORE TAXES

Income before income tax expense increased $283,000 or 10.3%, to  $3,020,000 for the first nine months of 2002 compared to $2,737,000 for the first nine months of 2001.

OTHER INFORMATION

The Bank’s efficiency ratio is calculated by dividing non-interest expenses by the sum of net interest income before provision for credit losses and non-interest income.  The ratio for the first nine months of 2002 was 74.6% compared to 70.8% in the first nine months of 2001.  Excluding the non-recurring income and expenses realized in the first nine months of 2001, the ratio for the period ended September 30, 2002 was 74.6% compared to 77.2% for the same period in 2001.  This means that for every dollar of income generated, the cost of generating that income was 74.6 cents in the first nine months of 2002 and 77.2 cents for the same period of 2001.  The lower the ratio, the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio.  Although the Company’s loan to deposit ratio of 72.6% has significantly increased in the period under review, the ratio remains lower than the Company’s peers, which was 77.4% at December 31, 2001.

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

The following table shows the distribution of the Company’s undisbursed loan commitments at September 30, 2002 and 2001, respectively.

Loan Type	September 30, 2002	September 30, 2001
(In thousands)
Commercial & Industrial	$33,287	$25,133
Real Estate	20,510	26,556
Consumer & Installment	11,608	8,135
Total	$65,405	$59,824

CAPITAL RESOURCES:

Changes in total shareholders’ equity are reflected in the table below.  The change in accumulated other comprehensive income reflects the effect on equity of unrealized gains or losses on available for sale securities.

	September 30, 2002	December 31, 2001	September 30, 2001
(In thousands)	(Unaudited)	(Audited)	(Unaudited)

Common stock	$6,129	$6,049	$6,188

Retained earnings	15,665	13,733	13,125

Accumulated other comprehensive income	2,138	1,046	1,738

Total shareholders’ equity	$23,932	$20,828	$21,051

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated quarterly average assets and risk-weighted assets of the Company and the quarterly average assets and risk-weighted assets of the Bank are not materially different at September  30, 2002.  The Company and the Bank exceed all the regulatory capital adequacy requirements as of September 30, 2002.

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

In February 2002, the Company announced its intent to repurchase up to $500,000, or approximately 3%, of its common stock through a stock repurchase plan that became effective March 1, 2002 and expires January 31, 2003.  As of September 30, 2002, the Company has repurchased 8,406 shares, or 0.65% of total shares outstanding, at a total cost of $191,000.

In the first half of 2001, the Company’s Board of Directors approved a stock repurchase program with an expiration date of February 28, 2002.  This repurchase program was successful in the repurchase of 25,900 shares of common stock at a total cost of $499,000.

The following table presents the Company’s capital ratios as of September  30, 2002 and December 31, 2001.

Total as of September 30, 2002	Actual		To Be Well- Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$24,043,000	13.30%	$18,079,000	10.0%	$14,463,000	8.0%
Tier 1 Capital (to risk weighted assets)	$21,787,000	12.05%	$10,847,000	6.0%	$7,231,000	4.0%
Tier 1 Capital (to average assets)	$21,787,000	8.60%	$12,660,000	5.0%	$10,128,000	4.0%

Total as of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Audited)

Total Capital (to risk weighted assets)	$21,655,000	14.3%	$15,192,000	10.0%	$12,154,000	8.0%
Tier 1 Capital (to risk weighted assets)	$19,755,000	13.1%	$9,115,000	6.0%	$6,077,000	4.0%
Tier 1 Capital (to average assets)	$19,755,000	8.9%	$11,062,000	5.0%	$8,850,000	4.0%

Risk-weighted assets at September 30, 2002 were $180,787,000 compared to $151,921,000 at December 31, 2001.  Average quarterly assets less regulatory adjustments were $253,208,000 at September 30, 2002 and $221,258,000 at December 31, 2001.

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

The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets, which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities (less pledged securities) and loans maturing within the next 90 days, averaged $94,179,000 for the first nine months of 2002, or 39.4% of average assets, compared to $79,908,000, or 39.7% of average assets for the first nine months of 2001.  The ratio of average liquid assets to average demand deposits was 171.5% for the first nine months of 2002 compared to 180.8% for the first nine months of 2001.  The slight decrease in liquidity ratios can be attributed to the 36.8% increase in average loan volumes mentioned above.   The Company sold approximately $11,232,000 in available for sale securities in the first nine months of 2001 for the purpose of liquidity compared to the short-term borrowings from the Federal Home Loan Bank (FHLB) which averaged $12,000,000 for the first nine months of 2002.  The increase in FHLB borrowings required an increase in pledged securities.  The Company has, and may do so in the future, sold securities to obtain needed liquidity.  The Company analyzes the advantages and disadvantages of borrowing funds versus selling existing investment securities and their respective rates and yield.

Unpledged investment securities may also provide liquidity.  At September  30, 2002, $38,510,000 in unpledged investments were available as collateral for borrowing compared to $48,418,000 at September 30, 2001. As stated above, increased FHLB borrowing is the major contributor to the decrease.

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $6,000,000 at September 30, 2002 and December 31, 2001, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at September 30, 2002 and December 31, 2001 which bears interest at the prevailing discount interest rate collateralized by investment securities with amortized costs totaling $4,113,000 and $5,402,000 and market values totaling $4,232,000 and $5,703,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at September 30, 2002 and December 31, 2001 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $14,933,000 and $5,045,000, respectively, and market values totaling $15,822 ,000 and $5,067,000, respectively.  The amount of the credit line varies according to the make-up of the Bank’s investment and loan portfolio.  At September 30, 2002 and December 31, 2001, the Bank had $11,000,000 and $3,000,000,respectively, outstanding on these credit lines.  At September  30, 2001, the Bank had no outstanding borrowings under these credit lines.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based upon an evaluation as of a date within 90 days of the filing date of this report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date.

PART II OTHER INFORMATION

ITEM 5	Other information

None

ITEM 6	Exhibits and Reports on Form 8-K

	(a)	Exhibit 10.41 Amendment No. 1 to Employment Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective July 17, 2002.

Exhibit 99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

On July 11, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing unaudited financial information and accompanying discussion for the quarter and six-months ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:

November 8, 2002

	By :	/s/ Daniel J. Doyle
Daniel J. Doyle, President & Chief Executive Officer

Date:	November 8, 2002

	By:	/s/ G. Graham
G. Graham, Chief Financial Officer

CERTIFICATIONS

I, Daniel J. Doyle, certify that :

1.	I have reviewed this quarterly report on Form 10-QSB of CENTRAL VALLEY COMMUNITY BANCORP;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Daniel J. Doyle
Daniel J. Doyle
President & Chief Executive Officer

I, Gayle Graham, certify that :

1.	I have reviewed this quarterly report on Form 10-QSB of CENTRAL VALLEY COMMUNITY BANCORP;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ G. Graham
Gayle Graham
Chief Financial Officer