Form 10QSB/A
period 2002-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2002-11-20
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Name of small business issuer in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

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

Yes  ☐   No  ☒

This 10-QSB/A amends the below reference items which appeared on the initial 10-QSB filed by Central Valley Community Bancorp on November 8, 2002.

PART I — FINANCIAL INFORMATION

ITEM 3 — CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

CERTIFICATIONS

The complete text of each item amended is set forth below:

ITEM 3.  CONTROLS AND PROCEDURES

Based upon an evaluation as of a date within 90 days of the filing date of this report on Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation.

AMENDED CERTIFICATIONS

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

CENTRAL VALLEY COMMUNITY BANCORP

Date:       November 18, 2002

By:	/s/ Daniel J. Doyle
Daniel J. Doyle, President & Chief Executive Officer

Date:       November 18, 2002

By:	/s/ G. Graham
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

d      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002	/s/ Daniel J. Doyle
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

d      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002	/s/ G. Graham
Gayle Graham
Chief Financial Officer