Form 10KSB
period 2002-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2003-03-31
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

State issuer’s revenues for its most recent fiscal year: $ 18,747,213

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 10, 2003:  $23,401,608.

State the number of shares of Common Stock outstanding as of March 10, 2003: 2,574,242

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement which will be filed within 120 days after December 31, 2002, in connection with the solicitation of proxies for its 2003 Annual Meeting of Shareholders, are incorporated by reference in Items 9, 10, 11 and 12 of part III hereof.  The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No   ☒

PART I

ITEM 1 -                DESCRIPTION OF BUSINESS.

General

Central Valley Community Bancorp (the “Company”) was incorporated on February 7, 2000 as a California corporation, for the purpose of becoming the holding company for Central Valley Community  Bank, formerly known as Clovis Community Bank (the “Bank”), a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Board of Governors”).

At December 31, 2002, the Company had one banking subsidiary, the Bank. The Company’s principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Fresno County, Sacramento County and its surrounding area through the Bank. The Company does not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to the Company refer to the Company and the Bank on a consolidated basis. At December 31, 2002, the Company had consolidated total assets of approximately $283,006,000 See Items 6 and 7 - Management’s Discussion and Analysis or Plan of Operation and - Financial Statements.

In February 2002, the Company approved a stock repurchase plan authorizing the purchase of shares up to a total cost of $500,000, or approximately 3% of its outstanding common stock.  The plan expires January 31, 2003.  The Company adopted a similar plan in February 2001, which expired on January 31, 2002.  As of December 31, 2002, the Company had repurchased 92,612 shares at a total cost of $982,619.

In December 2002, the Company approved a stock repurchase plan authorizing the purchase of shares up to a total cost of $500,000, or approximately 2% of its outstanding common stock.  The plan became effective January 1, 2003 and expires December 31, 2003.

As of March 10, 2003, the Company had a total of 126 employees and 103 full time equivalent employees, including the employees of the Bank.

Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-KSB including, but not limited to, those described in Item 6 - Management’s Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  Such risks and uncertainties include, among others, (1) significant increases in competitive pressure in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Annual Report on Form 10-KSB the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.  The Bank is not a member of the Federal Reserve System.

The Bank operates seven full-service banking offices in Clovis, Fresno, Kerman, Sacramento, and Prather, California. One of the offices is in a Save Mart Supermarket and offers extended banking hours, including Saturday and Sunday hours, for the convenience of the Bank’s customers. The Bank established a Real Estate Division in 1995 in a freestanding facility in downtown Clovis. All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings. All types of permanent single family residential loans are also offered. The Bank closed its former Shaver Lake branch in 2001.

During 2002, the Bank relocated its River Park and Fig Garden Village offices in Fresno, California to new expanded sites.  Due to the success of the River Park office staff, the office outgrew its initial 2,000 square foot leased facility and relocated to a new 5,000 square foot facility in the same area.  Similarly the Fig Garden Village office quickly out-grew its original 350 square feet and was relocated to a new 2,000 square foot site within the same shopping area.

The Bank also opened two new full service offices in step with its strategic plans to expand its market areas to the entire central valley area of California.  An office in the Sacramento area was opened in the first half of 2002.  The new Sacramento Private Banking facility is intended to serve the Sacramento area needs of the Company’s existing commercial customers whose needs fall outside the Fresno area but within the Sacramento area, as well as serving the banking needs of new customers.

In the second half of 2002, the Company opened a new office located in Kerman, California.  The recent acquisition of Kerman State Bank, a long established community bank, by Westamerica Bank provided an opportunity to expand into the Kerman area.  The Company had been encouraged by contacts from numerous businesses in the Kerman area to open a facility.  The Bank was successful in hiring prior Kerman State Bank employees for the office.

The Bank anticipates additional branch openings to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also issues cashier’s checks, sells traveler’s checks and provides safe deposit boxes and other customary banking services. The Bank also has offered Internet Banking since 2000. Internet Banking consists of inquiry, account status, bill paying, account transfers, and cash management. The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.

Since August of 1995 the Bank has been a party to an agreement with Investment Centers of America, pursuant to which Investment Centers of America provides Bank customers with access to investment services.  In connection with entering into this agreement, the Bank adopted a policy intended to comply with FDIC Regulation Section 337.4, which outlines the guidelines under which an insured non-member bank may be affiliated with a company that directly engages in the sale, distribution, or underwriting of stock, bonds, debentures, notes, or other securities.

There have been no other significant changes in the kinds of services rendered, the principal markets for or the methods of distribution of such services during the Bank’s past three fiscal years.

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2002, the Company had total loans of $159,214,000.  Total commercial and industrial loans outstanding were $70,408,000; total real estate construction, land development and other land loans outstanding were $21,736,000; total other real estate loans outstanding were $57,498,000, and total consumer installment loans outstanding were $5,581,000. The Company accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2002 approximately 49.8% of the Company’s loan portfolio held for investment consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 44.2% consisted of commercial loans. At December 31, 2002, the Company had approximately 9.85% of its loan portfolio concentrated in the residential construction industry. See Item 6 - Management’s Discussion and Analysis or Plan of Operation. The Company believes that these concentrations are mitigated by the diversification of the loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. No borrower had aggregate credit commitments exceeding 3.60% of the loan portfolio at December 31, 2002. In addition, the business activities of the Company currently are mainly concentrated in Fresno County, California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

The Company’s deposits are attracted from individual and commercial customers.  A material portion of the Company’s deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Company.

In order to attract loan and deposit business from individuals and small businesses, the Company maintains the following lobby hours at its branches:

Branch	Monday – Thursday	Friday	Saturday	Sunday
Clovis Main	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 6:00 p.m.	None	None
Clovis Main Drive Up	8:00 a.m. to 5:30 p.m.	8:00 a.m. to 6:00 p.m.	None	None
Foothill	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.	None
Clovis/Herndon	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 5:00 p.m.	10:00 a.m. to 3:00 p.m.
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.	None
Kerman	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None	None
River Park	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 2:00 p.m.	None
River Park Drive Up	8:00 a.m. to 5:30 p.m.	8:00 a.m. to 6:00 p.m.	9:00 a.m. to 3:00 p.m.	None
Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None	None

Automated teller machines operate at 6 branch locations and 2 non-branch locations 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento office.  The Company’s

Real Estate and Small Business Administration (“SBA”) Departments maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available at customer request.

The Bank relies substantially on local promotional activity, personal contacts by its officers, directors and employees, referrals by its shareholders, extended hours, personalized service and its reputation in the communities it serves to compete effectively.

In Fresno County, in addition to the Company’s six branch locations, serving the Bank’s primary service areas, as of December 31, 2002 there were 142 operating banking offices in the Company’s primary service area, which consists of the cities of Clovis, Fresno, Kerman and Prather, California, of which 91 were offices of regional and major chain banking systems and 9 were offices of other community banks. Prather does not contain any banking offices other than the Company’s office. The Company’s primary service area contains 12 thrift offices. Business activity in the Company’s primary service area is oriented towards light industry, small business and agriculture.

In Sacramento County, in addition to the Company’s one branch, as of December 31, 2002 there were 196 operating banking offices in the Company’s primary service area of which 105 were offices of regional and major chain banking systems and 23 were offices of other community banks.  The Sacramento service area contains 35 thrift offices.

The banking business in California generally, and in the Company’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Company is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Major banks offer certain services such as international banking and trust services which are not offered directly by the Bank but which usually can be offered indirectly through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. Legal lending limits to an individual customer are limited to a percentage of a bank’s total capital accounts. As of December 31, 2002, the Bank’s loan limits to individual customers were $3,513,000 for unsecured loans and $5,854,000 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Clovest Corporation

The Bank has engaged in real estate investment and development activities since 1987 through a wholly-owned subsidiary, Clovest Corporation (“Clovest”).  On July 15, 1998 the Board of Directors approved the discontinuance of Clovest’s operations. As of December 31, 2002 and 2001, and for the years then ended, the Company’s investment in Clovest and the results of Clovest’s operations were not material.

Clovis Securities Corporation

The Bank has another wholly-owned subsidiary, Clovis Securities Corporation, which has been inactive since December 31, 1993.

Central Valley Community Realty, LLC

The Bank formed a real estate investment trust, Central Valley Community Realty, LLC (“CVCR”) in 2002.  The trust invests in the Bank’s real estate related assets.  CVCR, as a real estate investment trust, is afforded certain tax advantages which reduce state income tax expense.

Statistical Disclosure

This information should be read in conjunction with the consolidated financial statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in items 6 and 7 of this annual report..

Distribution Of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth the Company’s average consolidated balance sheets for the years ended December 31, 2002, 2001 and 2000 and an analysis of interest rates and the interest rate differential for the years then ended. Table B sets forth the changes in interest income and interest expense in 2002 and 2001 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value of investment securities at December 31, 2002, 2001 and 2000 and the book value, maturities and weighted average yield of investment securities at December 31, 2002 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2002, 2001, 2000, 1999 and 1998 is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2002 are summarized in Table E.

Table F shows the composition of non-accrual, past due and restructured loans at December 31, 2002, 2001, 2000, 1999 and 1998. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on non-accrual status.

Summary Of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2002, 2001 and 2000.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2002.

Return On Equity And Assets

Table J sets forth certain financial ratios for the years ended December 31, 2002, 2001 and 2000.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2002, 2001 and 2000. The average balances reflect daily averages except non-accrual loans, which were computed using quarterly averages.

	2002			2001			2000
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned	Average Balance	Interest Income/ Expense	Average Rates Earned	Average Balance	Interest Income/ Expense	Average Rates Earned
ASSETS:
Interest-earning deposits in other banks	$175	$5	2.86%	$100	$3	3.00%	$343	$25	7.29%
Investment securities:
Taxable	50,974	2,629	5.16%	55,059	3,475	6.31%	54,457	3,506	6.44%
Non-taxable(1)	10,136	512	5.05%	8,665	479	5.53%	8,804	485	5.51%
Total investment securities	61,110	3,141	5.14%	63,724	3,954	6.20%	63,261	3,991	6.31%
Federal funds sold	12,826	195	1.52%	6,502	240	3.69%	9,491	602	6.34%
Loans(2)(3)	147,956	11,195	7.57%	112,092	10,380	9.26%	84,149	8,942	10.63%
Total interest-earning assets(1)	222,067	$14,536	6.55%	182,418	$14,577	7.99%	157,244	$13,560	8.62%
Less allowance for credit losses	(2,390)			(2,241)			(2,495)
Non-accrual loans	698			442			1,819
Cash and due from banks	14,988			13,932			11,804
Premises and equipment	2,719			1,896			1,656
Other assets	10,866			10,075			9,212
Total average assets	$248,948			$206,522			$179,240

	2002			2001			2000
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Rates Paid	Average Balance	Interest Income/ Expense	Average Rates Paid	Average Balance	Interest Income/ Expense	Average Rates Paid
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Savings and negotiable orders of withdrawal	$47,936	$168	0.35%	$40,126	$263	0.66%	$70,302	$1,457	2.07%
Money market accounts	52,414	817	1.56%	45,397	1,366	3.01%
Time certificates of deposit, Under $100,000	38,847	1,074	2.76%	35,458	1,646	4.64%	36,240	1,931	5.33%
Time certificates of deposit, $100,000 and over	14,251	334	2.34%	16,365	840	5.13%	13,161	732	5.56%
Other borrowed funds	11,277	335	2.97%	532	22	4.14%	2,099	126	6.00%
Federal funds purchased	18	0	1.09%	14	1	7.14%	18	1	5.56%
Total interest-bearing Liabilities	164,743	$2,728	1.66%	137,892	$4,138	3.00%	121,820	$4,247	3.49%
Non-interest bearing demand	59,181			45,843			39,081
Other liabilities	2,420			2,606			1,664
Shareholders’ equity	22,604			20,181			16,675
Total liabilities and Shareholders’ equity	$248,948			$206,522			$179,240
Interest income and average rate earned on earning assets(1)		$14,536	6.55%		$14,577	7.99%		$13,560	8.62%
Interest expense and average interest cost related to interest- bearing liabilities		2,728	1.66%		4,138	3.00%		4,247	3.49%
Net interest income and margin(4)		$11,808	5.32%		$10,439	5.72%		$9,313	5.92%

(1)           Not computed on a tax equivalent basis.

(2)           Loan interest income includes loan fees of $755 in 2002; $648 in 2001; and $391 in 2000 (dollars in thousands).

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

	Year Ended December 31

	2002 Compared to 2001			2001 Compared to 2000

(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$2	$(0)	$2	$(15)	$(7)	$(22)
Investment securities:
Taxable	(244)	(602)	(846)	160	(191)	(31)
Non-taxable(1)	(67)	(34)	(33)	6	(12)	(6)
Total investment securities	(177)	(636)	(813)	166	(203)	(37)
Federal funds sold	(114)	69	(45)	(195)	(167)	(362)
Loans	1,903	(1,088)	815	2,525	(1,087)	1,438
Total earning assets(1)	1,614	(1,655)	(41)	2,481	(1,464)	1,017
Interest expense:
Deposits:
Savings and negotiable orders of withdrawal	359	(1,003)	(644)	219	(48)	171
Certificates of deposit under $100,000	177	(749)	(572)	(75)	180	108
Certificates of deposit $100,000 and over	(97)	(409)	(506)	(72)	(209)	(284)
Total deposits	439	(2,161)	(1,722)	72	(77)	(5)
Federal funds purchased	0	(1)	(1)	0	0	0
Other borrowed funds	317	(4)	313	32	(136)	(104)
Total interest bearing liabilities	756	(2,166)	(1,410)	104	(213)	(109)
Net interest income(1)	$858	$511	$1,369	$2,377	$(1,251)	$1,126

(1) Not computed on a tax equivalent basis.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2002, 2001 and 2000 is set forth in the following table. At December 31, 2002, the Bank held no investment securities from any issuer which totaled over 10% of the Company’s shareholders’ equity.

Available for Sale	Book Value at December 31
(in thousands)	2002	2001	2000
U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$10,619	$8,477	$15,283
Mortgage-backed securities	44,421	35,675	39,941
Obligations of states and political subdivisions	16,629	12,440	13,039
Federal Home Loan Mortgage Corporation stock	-0-	1,019	1,022
Corporate bonds	974	967	961
Other securities	2,348	265	2,761
Total Available-for-Sale Securities	$74,991	$58,843	$73,007

The book value, maturities and weighted average yield of investment securities at December 31, 2002 are summarized in the following table.

	Maturing
(Dollars in Thousands)

	In one year or less		After one through five years		After five through ten years		After ten years		Total

Available for Sale	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Obligations of other U.S. Government agencies and corporations	$666	4.26%	$6,019	4.81%	$2,000	5.68%	$1,934	5.88%	$10,619	5.13%

Mortgage-backed securities	—	—	1,537	6.97%	2,448	6.51%	40,436	6.96%	44,421	6.93%

Obligations of states &political subdivisions	970	6.75%	1,280	5.47%	5,306	5.63%	9,073	4.74%	16,629	5.20%

Corporate Bonds	—	—	974	6.70%	—	—	—	—	974	6.70%

Other securities	2,348	2.13%	—	—	—	—	—	—	2,348	2.13%

Total Available for Sale	$3,984	3.61%	$9,810	5.42%	$9,754	5.86%	$51,443	6.53%	$74,991	6.14%

(1)  Not computed on a tax equivalent basis.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2002, 2001, 2000, 1999 and 1998 is summarized in the table below.

(in thousands)	2002	2001	2000	1999	1998
Commercial and industrial	$66,580	$51,718	$36,614	$38,374	$35,801
Real estate
Construction, land development & other land loans	21,736	27,462	12,829	8,253	5,712
Other	57,498	41,858	33,534	25,544	25,071
Loans to finance agricultural production or other loans to farmers	3,978	1,159	941	610	1,467
Installment loans to individuals for household, family and otherpersonal expenditures	5,581	5,517	7,371	5,918	6,031
Leases	3,828	5,656	4,612	2,260	194
Other	13	302	385	545	767
Subtotal	159,214	133,672	96,286	81,504	75,043
Unearned income	(488)	(401)	(266)	(251)	(401)
Subtotal	158,726	133,271	96,020	81,253	74,642
Allowance for credit losses	(2,433)	(2,474)	(2,047)	(2,236)	(2,949)
Total(1)	$156,293	$130,797	$93,973	$79,017	$71,693

(1)  Includes non-accrual loans of:

2002	2001	2000	1999	1998
$466	$1,109	$205	$3,617	$4,033

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of the Company’s loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2002.

Maturity Distribution of Loans(1): (in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Real estate construction	$17,245	$4,491	$–0–	$21,736
Other real estate	33,582	14,883	9,033	57,498
Commercial and industrial	58,634	11,612	3,687	73,933
Installment	2,453	1,123	2,005	5,581
	$111,913	$32,109	$14,725	$158,748
Sensitivity to Changes in Interest Rates:
Loans with Fixed Interest Rates		$20,505	$13,977

Loans with Floating Interest Rates		11,604	748
Total		$32,109	$14,725

(1)           Does not include non-accrual loans of $466

Table F

COMPOSITION OF NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of non-accrual, restructured and past due loans at December 31, 2002, 2001, 2000, 1999 and 1998 is set forth below:

(In Thousands)	December 31
	2002	2001	2000	1999	1998
Non-accrual	$466	$1,109	$205	$3,617	$4,033
Accruing loans past due 90 days or more	-0-	-0-	-0-	-0-	-0-
Restructured loans	615	627	-0-	145	242
	$1,081	$1,736	$205	$3,762	$4,275

Non-accrual loans to total loans	0.3%	0.8%	0.2%	4.5%	5.4%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from non-accrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on non-accrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is ninety days or more past due. Loans in the non-accrual category are treated as non-accrual loans even though the Company may ultimately recover all or a portion of the interest due. These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured. At December 31, 2002, the Company had $466,000 in non-accrual loans.  One agricultural relationship represented 72.5% of the total non-accrual loans.

Interest income on non-accrual loans that would have been recognized in the year ended December 31, 2002 if the loans had been current in accordance with their original terms totaled $62,000. No income was recognized on these loans for the year ended December 31, 2002.

In 2002, 2001, 1999 and 1998 the Company had one (1) restructured loan in the principal amount of $615,000, $627,000, $145,000 and $242,000, respectively. At December 31, 2000 the Company had no restructured loans. There was one loan, which was current at December 31, 2002, where serious doubt existed as to the ability of the borrower to comply with the loan repayment terms.  The loan is considered to be impaired and interest is not accruing.   See Note 3 of the Notes to Consolidated Financial Statements of the Company included under Item 7 - Financial Statements for information concerning the Company’s recorded investment in loans for which an impairment has been recognized. Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination. Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

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

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

(Dollars in Thousands)	2002	2001	2000	1999	1998
Loans outstanding at December 31,	$159,214	$133,672	$96,286	$81,504	$75,043
Average loans outstanding during period	$148,654	$112,534	$85,968	$77,234	$83,483
Allowance for credit losses:
Balance at beginning of year	$2,474	$2,047	$2,236	$2,949	$2,600
Deduct loans charged-off:
Commercial and industrial	(289)	(342)	(146)	(1,561)	(1,217)
Real estate – construction	-0-	-0-	-0-	-0-	-0-
Real estate – other	-0-	-0-	(868)	-0-	(152)
Loans to finance agricultural and other loans to farmers	-0-	-0-	-0-	(845)	-0-
Loans to individuals for household, family and other personal expenditures	(63)	(49)	(128)	(103)	(254)
Other	-0-	-0-	-0-	(24)	-0-

Total loans charged-off	(352)	(391)	(1,142)	(2,533)	(1,623)
Add recoveries of loans charged off:
Commercial and industrial	275	122	271	426	85
Real estate – construction	-0-	-0-	-0-	-0-	-0-
Real estate – other	-0-	37	-0-	53	106
Loans to finance agricultural and other loans to farmers	-0-	9	591	21	-0-
Loans to individuals for household, family and other personal expenditures	36	28	41	50	59
Total recoveries	311	196	903	550	250
Net charge-offs	(41)	(195)	(239)	(1,983)	(1,373)

Add provision charged to operating expense	-0-	622	50	1,270	1,722
Balance at end of year	$2,433	$2,474	$2,047	$2,236	$2,949
Allowance for credit losses as a percentage of outstanding loan balance	1.53%	1.85%	2.13%	2.74%	3.93%
Net charge-offs to average loans outstanding	0.03%	0.17%	0.28%	2.57%	1.64%

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

The Company made no additions to the allowance for credit losses in 2002 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged-off loans.

The provision for credit losses was $622,000 in 2001.  The 2001 provision primarily related to the Company’s increase in non-accrual loans, which totaled $1,109,000 at December 31, 2001 compared to $205,000 at December 31, 2000, as well as a 30.9% increase in loan volume during 2001. The 2000 provision for credit losses of $50,000 reflected management’s evaluation of deterioration primarily in one commercial borrowing relationship. In 1999, the provision for credit losses of $1,270,000 reflected the deterioration of four borrowing relationships. The $1,722,000 provision in 1998 was partially the result of adverse economic conditions within the Bank’s market area, particularly related to real estate and agriculture, as well as a $113,000 specific allowance for potential Year 2000 related credit problems.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2002		2001		2000		1999		1998
(Dollars in Thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$985	40.7%	$1,345	54.4%	$877	42.8%	$1,060	47.1%	$1,187	42.1%
Real estate construction	85	3.5%	141	5.7%	272	13.3%	75	10.1%	51	6.3%
Real estate – other	1,039	42.5%	370	15.0%	712	34.8%	845	31.3%	507	37.1%
Loans to finance agricultural and other loans to farmers	159	6.5%	380	15.3%	20	1.0%	5.8%		630	3.7%
Loans to individuals for household, family and other personal expenditures and other loans	58	2.4%	62	2.5%	158	7.7%	146	7.3%	198	10.2%
Lease contracts	—	—	—	—	—	—	23	2.8%	3	0.6%
Year 2000 for all loan types	—	—	—	—	—	—	81	N/A	113	N/A
Other	40	1.6%	—	—	8	0.4%	1.6%		—	N/A
Non-specific reserve	67	2.8%	176	7.1%	—	—	—	N/A	260	N/A
	$2,433		$2,474		$2,047		$2,236		$2,949

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all potential loan charge-offs that exist in the portfolio at that time.

Table H

DEPOSITS

The Company has no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2002, 2001 and 2000.

	(dollars in thousands)
	2002		2001		2000
	Balance	Rate	Balance	Rate	Balance	Rate

Savings and negotiable orders of withdrawal	$100,350.98%		$85,523	1.90%	$70,302	2.07%
Time certificates of deposit, under $100,000	$38,847	2.76%	$35,458	4.64%	$36,240	5.33%
Non-interest bearing demand	$59,181	N/A	$45,843	N/A	$39,081	N/A

Total deposits	$212,629		$183,189		$158,784

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2002.

(In Thousands)
Three months or less	$8,909
Over 3 months through 6 months	2,256
Over 6 through 12 months	4,014
Over 12 months	6,445
$21,624

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
Net Income:
To average assets	1.12%	1.15%	0.98%
To average shareholders’ equity	12.32%	11.78%	10.48%
Dividends declared per share to net income per share	4.90%	N/A	7.46%
Average shareholders’ equity toaverage assets	9.08%	9.77%	9.30%

SUPERVISION AND REGULATION

GENERAL

The banking and financial services businesses in which the Company engages are highly regulated. Such regulation is intended, among other things, to protect depositors whose deposits are insured by the FDIC and the banking system as a whole. The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors, also influence the commercial banking business. The Board of Governors implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board of Governors in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly such actions may also affect the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

The laws, regulations, and policies affecting financial services businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. Changes in the laws, regulations or policies that affect the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

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

Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident to banking. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Board of Governors determines that the activity is so closely related to banking to be a proper incident to banking. The Board of Governors’ approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

The BHC Act and regulations of the Board of Governors also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

The Company’s earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which the Company and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to its shareholders. It is the policy of the Board of Governors that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act and the recently enacted Regulation W, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company, issue a guarantee, or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on a per affiliate basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also generally prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

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

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by the Department of Financial Institutions ("DFI").

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

The Bank is a member of the FDIC, which currently insures customer deposits in each member bank to a maximum of $100,000 per depositor. For this protection, the Bank is subject to the rules and regulations of the FDIC, and, as is the case with all insured banks, may be required to pay a semi-annual statutory assessment.

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

PAYMENT OF DIVIDENDS

THE COMPANY

The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code. At December 31, 2002, the Company had no outstanding shares of preferred stock.

The principal source of cash revenue to the Company is dividends received from the Bank. The Bank’s ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

THE BANK

Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings, or the Bank’s net income for the latest three fiscal years, less dividends paid during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

In addition to the regulations concerning minimum uniform capital adequacy requirements described below, the FDIC has established guidelines regarding the maintenance of an adequate allowance for credit losses. Therefore, the future payment of cash dividends by the Bank will generally depend, in addition to regulatory constraints, upon the Bank’s earnings during any fiscal period, the assessment of the Board of Directors of the capital requirements of the Bank and other factors, including the maintenance of an adequate allowance for credit  losses.

CAPITAL STANDARDS

The Board of Governors, the FDIC and other federal banking agencies have issued risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2002 follow:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.0%	10.0%	12.6%	13.2%
Tier 1 risk-based capital ratio	4.0%	6.0%	11.3%	12.0%
Tier 1 leverage capital ratio	4.0%	5.0%	7.6%	8.0%

RECENT LEGISLATION

SARBANES-OXLEY ACT

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms.  To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members.  In addition, the audit partners must be rotated.  The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission ("SEC"), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.  The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in their company’s securities within two business days of the change.

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.  The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders.  In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

USA PATRIOT ACT

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

• To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

• To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

• To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

• To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions were given 180 days from enactment to establish anti-money laundering programs.  The USA PATRIOT Act sets forth minimum standards for these programs, including:

• The development of internal policies, procedures, and controls;

• The designation of a compliance officer;

• An ongoing employee training program; and

• An independent audit function to test the programs.

Bank management believes that the Bank is currently in compliance with the Act.

FINANCIAL SERVICES MODERNIZATION LEGISLATION

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

The major provisions of the Gramm-Leach-Bliley Act are:

FINANCIAL HOLDING COMPANIES AND FINANCIAL ACTIVITIES. Title I establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through qualification as a new entity known as a financial holding company.

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

SECURITIES ACTIVITIES. Title II narrows the exemptions from the securities laws previously enjoyed by banks and creates a new voluntary investment bank holding company.  The Board of Governors and the SEC continue to work together to draft rules governing certain securities activities of banks.

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

Compliance with these rules was mandatory after July 1, 2001.  The Company and the Bank were in full compliance with the rules as of or prior to their respective effective dates.

SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION.  Under Title V, federal banking regulators are required to adopt rules requiring financial institutions to implement a program to protect confidential customer information. In January 2000, the federal banking agencies adopted guidelines requiring financial institutions to establish an information security program.

The Bank implemented a security program appropriate to its size and complexity and the nature and scope of its operations prior to the July 1, 2001 effective date of the regulatory guidelines, and since initial implementation has, as necessary, updated and improved that program.

COMMUNITY REINVESTMENT ACT SUNSHINE REQUIREMENTS. The federal banking agencies have adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each agreement.  Neither the Company nor the Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

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

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  The Bank was last examined for CRA compliance by its then-primary regulator, the FDIC, as of March 2001.

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

PENDING LEGISLATION

FAIR CREDIT REPORTING ACT

In 1970, the federal Fair Credit Reporting Act (the “FCRA”) was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information.  Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system.  The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions.  Employers, and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA.  The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.  By its terms, the preemption provision of the FCRA will terminate as of December 31, 2003.  Termination of the preemption provisions could significantly impact the ability of the existing credit bureau system to continue operating.

The Bank may incur additional costs, and be required to implement additional costly procedures and systems in the event that the preemption provisions of the FCRA terminate at the end of 2003, and California, or other states, adopts legislation that would have the effect of prohibiting the continued sharing of information such as that currently collected by credit bureaus throughout the United States.  The likelihood of the FCRA preemption provisions terminating by their terms, and of the adoption of such restrictive provisions by state legislatures, cannot be estimated at this time.

DEPOSIT INSURANCE REFORM

Both houses of the 108th Congress have among the bills each is to consider during the current session a measure designed to make the administration of the deposit insurance system more efficient by merging the Bank Insurance Fund and the Savings Association Insurance Fund, and increasing the flexibility of the FDI Act with regard to the appropriate level of the resulting Deposit Insurance Fund, as established by the FDIC Board of Directors.

On February 4, 2003, Representative Spencer Bachus of Alabama introduced bill H.R. 522, entitled the “Federal Deposit Insurance Reform Act of 2003”.  H.R. 522 incorporates a number of provisions requiring a merger of the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, increasing the coverage amount for deposit insurance, amending the procedure and considerations utilized by the Board of Directors of the FDIC in setting insurance assessment rates, replacing the fixed target for the size of the Bank Insurance Fund of 1.25 percent of estimated insured deposits to a range of not less than 1.15 and not more than 1.4 percent of estimate deposits, making technical changes to the manner in which the FDIC gathers information to assess the risk of future bank failures for use in analyzing the adequacy of the Bank Insurance Fund and other technical amendments regarding refunds, dividends and credits from the Deposit Insurance Fund.  Finally, H.R. 522 directs the Comptroller General, the Board of Directors of the FDIC and the National Credit Union Administration Board variously to conduct a number of studies on issues including the utility of the prompt corrective provisions of the FDI Act as implemented by the federal banking agencies, the appropriateness of the organizational structure of the FDIC, and the feasibility of creating a system of private deposit insurance for amounts over the maximum public deposit insurance provided and the feasibility of converting to a voluntary or private deposit insurance system.

On January 29, 2003, Senator Tim Johnson of South Dakota introduced S. 229, entitled “A bill for the merger of the bank and savings association deposit insurance funds, to modernize and improve the safety and fairness of the Federal deposit insurance system, and for other purposes.”  S. 229 also seeks to merge the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund, to increase the level of federal deposit insurance coverage generally to $130,000 per account, replacing the fixed target for the size of the Bank Insurance Fund of 1.25 percent of estimated insured deposits to a range of not less than 1.10 and not more than 1.5 percent of estimate deposits, inserting a requirement that the FDIC refund any overpaid assessment, and require studies, first by the Board of Directors of the FDIC and the National Credit Union Administration Board on the feasibility of increasing deposit insurance coverage for municipalities and other units of local government, the feasibility of creating a system of private deposit insurance for amounts over the maximum public deposit insurance provided, and of the feasibility of using actual deposits rather than estimated deposits in the calculation of the reserve ratio of the Deposit Insurance Fund.

No assurance can be given as to the passage, or failure, of the House or Senate bills.  The Bank may incur additional costs, in the form of deposit insurance premiums, in the event that either bill becomes law.

PRIVACY

California Senate Bill 1, introduced on December 2, 2002, would enact the “California Financial Information Privacy Act”, which would require a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The bill would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information. These provisions are more restrictive than the privacy provisions of the GLB Act, and would require the Bank to adopt new policies, procedures and disclosure documentation if enacted.  The cost of complying with this bill if enacted as law in California is not predictable at this time.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the statement are included in these financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ITEM 2 -                DESCRIPTION OF PROPERTY.

(a)  Properties

	OWNED	LEASED	TOTAL
FULL SERVICE BRANCHES
Headquarters and Main Deposit Branch 600 Pollasky Avenue, Clovis, CA	1		1
Foothill Branch, Prather, CA	1		1
Kerman Branch, Kerman, CA		1	1
River Park Branch, Northeast Fresno, CA		1	1
Fig Garden Branch, Northwest Fresno, CA		1	1
Supermarket Branch, Clovis, CA		1	1
Sacramento Private Banking, Gold River, CA		1	1

OTHER FACILITIES:
Cashier, Human Resources, Information Services Department 536 Woodworth, Clovis, CA	1		1
Credit Administration, Real Estate Department 795 Pollasky Avenue, Clovis, CA		1	1
Training Facility 630 Pollasky Avenue, Clovis, CA		1	1
SBA Department 624 Pollasky Avenue, Clovis CA		1	1
Total	3	8	11

Title to the properties described as owned in the above table is held by the Bank with no liens or encumbrances.  All of the property described as leased is leased directly from independent parties.   Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company.

(b)          Investment Policies

For a description of the Company’s policies (all of which may be changed without a vote of the Company’s security holders) and the limitations on the percentage of assets which may be invested in any one investment, or type of investment with respect to: (1) investments in real estate or interests in real estate; (2) investments in real estate mortgages; and (3) securities of or interests in persons primarily engaged in real estate activities, reference is made hereunder to the information presented above under “Item 1. Description of Business”.

(c)          Description of Real Estate and Operating Data

Inapplicable.  None of the net book values of the properties listed above represent more than 10% of total assets of the Company.

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

ITEM 4 -                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5 -                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is not listed on any exchange nor is it listed with NASDAQ.  Trading of the Company’s common stock has been limited in volume with transactions coordinated between buyer and seller utilizing brokers to accommodate activity.  Bid and ask prices for the Company’s common stock are quoted weekly in the “Fresno Bee” and the “pink sheet” (National Daily Quotation Service).  They can also be found on the Internet under the symbol CVCY.OB.  As of February 28, 2003 the Company had 390 shareholders of record.  The following table summarizes bid quotations for the Company’s common stock.  The prices indicated may not necessarily represent actual transactions.  Bid information has been obtained from The Seidler Companies, which makes a market in the Company’s common stock.

	Bid Quotations of the Company’s Common Stock
Quarter Ended	Low Bid	High Bid
March 31, 2001	$8.25	$8.75
June 30, 2001	$9.05	$10.00
September 30, 2001	$10.63	$11.25
December 31, 2001	$9.88	$10.38
March 31, 2002	$10.25	$11.50
June 30, 2002	$11.40	$11.75
September 30, 2002	$11.43	$11.88
December 31, 2002	$14.75	$14.95

The Company paid a $0.05 per share cash dividend in 2002. No dividends were paid in 2001.  On January 6, 2003, the Company effected a two-for-one stock split.  Certificates for the new shares were issued on January 20, 2003.

Inquiries on Central Valley Community Bancorp stock can be made by calling Troy Norlander with The Seidler Companies at (800) 288-2811, Jeffrey Mayer with The Seidler Companies at (559) 449-2777, Joey Warmenhoven with Wedbush Morgan Securities at (800) 234-0480, or Dave Bonaccorso at Hoefer & Arnett at

(800) 346-5544 ext. 223.

Inquiries regarding Central Valley Community Bancorp’s accounting, internal accounting controls or auditing concerns should be directed to Steven D. McDonald, chairman of the Board of Directors’ Audit Committee, at steve.mcdonald@cvcb.com.

ITEM 6 -                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements, including the Notes thereto, at pages 39 through 75 herein.

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates, a decline in economic conditions at the international, national or local level on the Company’s results of operations, the Company’s ability to continue its internal growth at historical rates, the Company’s ability to maintain its net interest margin, and the quality of the Company’s earning assets; (3) changes in the regulatory environment; (4) fluctuations in the real estate market; (5) changes in business conditions and inflation; (6) changes in securities markets.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

Overview:

Central Valley Community Bancorp (OTC:CVCY) (the “Company”) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary.  The Company’s market area includes the entire central valley area from Sacramento, California to Bakersfield, California.  To garner public acceptance beyond the Clovis-Fresno area, the Company made a decision in the first half of 2002, to change the name of its one subsidiary, Clovis Community Bank, to Central Valley Community Bank (the “Bank”).  This change was completed in the second quarter of 2002 and has been well received.

During 2002, the Bank relocated its River Park and Fig Garden Offices in Fresno, California to new expanded sites.  Due to the success of the River Park Office staff, the office outgrew its initial 2,000 square foot leased facility and relocated to a new 5,000 square foot facility in the same area.  Similarly the Fig Garden Office quickly outgrew its original 350 square feet and was relocated to a new 2,000 square foot site within the same shopping area.

The Bank also opened two new full service offices in step with its strategic plans to expand its market areas to the entire central valley.  An office in the Sacramento area was opened in the first half of 2002.  The new Sacramento Private Banking facility is intended to serve the Sacramento area needs of the Company’s existing commercial customers whose needs fall outside the Fresno area but within the Sacramento area, as well as serving the banking needs of new customers.

In the second half of 2002, the Company opened a new office located in Kerman, California.  The recent acquisition of Kerman State Bank, a long established community bank, by Westamerica Bank provided an opportunity to expand into the Kerman area.  The Company had been encouraged by contacts from numerous businesses in the Kerman area to open a facility.  The Bank was successful in hiring prior Kerman State Bank employees.

The Bank anticipates additional branch openings to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

Leasehold improvements associated with these new and relocated facilities are reflected in net premises and equipment, which increased $1,272,000 in 2002 compared to 2001.  Approximately $935,000 of the increase is related to the leasehold improvements for the River Park Office which will be amortized over the 10 year term of the lease.

In 2002, the Bank formed a real estate investment trust, Central Valley Community Realty, LLC  (CVCR).  The trust invests in the Bank’s real estate related assets and provides an alternative means to potentially generate additional capital.  Additionally, CVCR, as a real estate investment trust, is afforded certain tax advantages which reduce state income tax expense.  However, no assurance can be given that the Company will be successful in accomplishing these objectives. State income taxes decreased $64,000 in the period under review partly due to the trust.

In 2002, the Company reported its highest earnings since 1994.  The Company had net income of $2,784,000 in 2002 compared  to $2,378,000 in 2001.  The primary contributors to the increase in net income during 2002 were a $1,369,000 increase in net interest income, and a $623,000 decrease in provision for credit losses, which were partially offset by a $480,000 decrease in non-interest income and a $1,132,000 increase in non-interest expenses.

Average earning assets for 2002 were $222,067,000 compared to $182,418,000 for 2001.  The major contributor to the increase in average earning assets was the $29,440,000 increase in average deposits which provided liquidity for the $36,120,000 increase in average loans.  Loan and deposit growth are discussed in more detail below.

Accrued interest and other assets increased $2,153,000 in the periods under review mainly due to an increase in the cash surrender value of bank owned life insurance and an increase in Federal Home Loan Bank stock holdings.  For additional information, please see  Note 7 of the Notes to Consolidated Financial Statements on page 58.

Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the impact of twelve decreases in the Federal funds interest rate by the Federal Open Market Committee (FOMC) in 2002 and 2001.  Managing the decrease in loan yields and the effective rates paid on deposits has become increasingly difficult as deposit rates may be near the bottom of consumer tolerance.  For additional information, please see  Market Risk for further discussion of the Bank’s interest rate position.

The following table sets forth average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years 2002 and 2001.  The average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by average interest earning assets.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(dollars in thousands)

	FOR THE TWELVE MONTHS ENDED December 31, 2002			FOR THE TWELVE MONTHS ENDED December 31, 2001
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$175	$5	2.86%	$100	$3	3.00%
Investment securities:
Taxable securities	50,974	2,629	5.16%	55,059	3,475	6.31%
Non-taxable securities	10,136	512	5.05%	8,665	479	5.53%
Total investment securities	61,110	3,141	5.14%	63,724	3,954	6.20%
Federal funds sold	12,826	195	1.52%	6,502	240	3.69%
Loans	147,956	11,195	7.57%	112,092	10,380	9.26%
Total interest-earning assets	222,067	14,536	6.55%	182,418	14,577	7.99%
Allowance for credit losses	(2,390)			(2,241)
Non-accrual loans	698			442
Cash and due from banks	14,988			13,932
Premises	2,719			1,896
Other non-earning assets	10,866			10,075
Total average assets	$248,948	$14,536		$206,522	$14,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and negotiable orders of withdrawal	$47,936	$168	0.35%	$40,126	$263	0.66%
Money market accounts	52,414	817	1.56%	45,397	1,366	3.01%
Time certificates of deposit, under $100,000	38,847	1,074	2.76%	35,458	1,646	4.64%
Time certificates of deposit, $100,000 and over	14,251	334	2.34%	16,365	840	5.13%
Other borrowed funds	11,277	335	2.97%	532	22	4.14%
Federal funds purchased	18	0	1.09%	14	1	7.14%
Total interest-bearing liabilities	164,743	2,728	1.66%	137,892	4,138	3.00%
Non-interest bearing demand deposits	59,181			45,843
Other liabilities	2,420			2,606
Shareholders’ equity	22,604			20,181
Total average liabilities and shareholders’ equity	$248,948	$2,728		$206,522	$4,138

Interest income and rate earned on average earning assets		$14,536	6.55%		$14,577	7.99%
Interest expense and interest cost related to average interest-bearing liabilities		2,728	1.66%		4,138	3.00%

Net interest income and net interest margin		$11,808	5.32%		$10,439	5.72%

The Company’s net interest margin decreased 40 basis points in the periods under review.  The net interest margin in 2002 was 5.32% compared to 5.72% in 2001.  The decrease can be partially attributed to the declining interest rate environment and the fact that assets generally reprice more quickly than liabilities. West Coast prime rate declined 50 basis points in 2002, from 4.75% at December 31, 2001 to 4.25% at December 31, 2002.  West Coast prime rate decreased 475 basis points in 2001 from 9.5% at December 31, 2000 to 4.75% at December 31, 2001.  The effective yield on loans for those same periods was 7.57% for 2002 and 9.26% for 2001.  As the Bank’s reference rate, which is generally tied to the West Coast prime rate, decreased 50 basis points in 2002, the effective rate paid on deposits and other borrowings decreased 134 basis points.  Interest rates on deposits typically “lag” behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  The effective rate on interest bearing liabilities in 2002 was 1.66% compared to 3.00% in 2001. Refer to “Schedule of Average Balances and Average Yields and Rates”.  However, as stated above, the Bank may not be able to reduce the rates paid on deposits further.  Customers may seek alternative avenues to increase yields on their investments and accept higher risks than those associated with traditional products offered by financial institutions.

The Company’s market focus for loans continues to concentrate on small to medium commercial businesses.  These loans offer diversification as to industries and types of business, thus limiting material exposure in any one industry concentration.  The Company offers both fixed and floating interest rate loans and typically obtains collateral in the form of real estate, business equipment, deposit accounts, and accounts receivable, but looks to business cash flow as its primary source of repayment.  No one borrower had aggregate credit commitments exceeding 4.0% of the loan portfolio at December 31, 2002.

As of December 31, 2002, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 44.2% and 49.8% of total loans, respectively. Similar concentrations existed as of December 31, 2001 with commercial and real estate-related loans representing 42.9% and 51.9% of total loans, respectively.

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

Average assets during 2002 were $248,948,000 compared to $206,522,000 for 2001, an increase of $42,426,000, or 20.5%.  Return on average assets (ROA) and return on average equity (ROE) for the past two years are reflected in the following table.

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
ROA	1.12%	1.15%
ROE	12.32%	11.78%

Results of Operations

Net income for 2002 was $2,784,000 compared to $2,378,000 in 2001, a $406,000 increase.  The increase in net income in 2002 resulted from increases in net interest income after provision for credit losses, which was partially offset by decreases in non-interest income and increases in non-interest expenses.

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

Interest income from loans increased 7.8%, or $815,000, in the periods under review as average total loan volumes increased 32.1% to $148,654,000 for 2002 compared to $112,534,000 for 2001. The $36,120,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  Additionally, the successes of the River Park Office and the expansion into the Sacramento market, mentioned above, have also contributed to the increase in volume.  The Company purchased loans from other financial institutions and brokers during 2002 which also contributed to  the 2002 volumes.  No assurance can be given that this level of loan growth will continue.

The Company’s loan to deposit ratio at December 31, 2002 was 64.4% compared to 69.4% at December 31, 2001.  This decrease can be mainly attributed to the 28.2% increase in deposits compared to the 19.1% increase in loans in 2002.

The Company concentrates its lending activities mainly in small to medium business related lending, both commercial and real estate, but offers consumer, Small Business Administration (SBA) loans, and agricultural lending as well.  For the third year, Central Valley Community Bank has been honored as the number one SBA 504 lender in Fresno, Kings and Madera counties.  At December 31, 2002 and 2001, SBA loans were $16,697,000 and

$12,195,000, respectively. Agricultural and agricultural related loans increased $2,819,000 in the periods under review.

Average non-accrual loans for 2002 were $698,000 compared to $442,000 for 2001.  At December 31, 2002, the Company had $466,000 in non-accrual loans compared to $1,109,000 at December 31, 2001.  One agricultural relationship represented 72.5% of the total non-accrual loans at December 31, 2002.  The ratio of non-accrual loans to total loans decreased to 0.3% at December 31, 2002 compared to 0.8% at December 31, 2001.

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

The investment policy of the Company is established by the Board of Directors and implemented by the Company’s Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable the Company to meet its pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Company’s lending activities.

Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 20.4% in the periods under review.  The decrease in these categories of income can be attributed to lower Federal funds rates and lower yields on new investment purchases.  Average investment securities and interest-bearing deposits in other banks decreased 4.0% or $2,539,000 to $61,285,000 for 2002 compared to $63,824,000 for 2001.  Average Federal funds sold increased $6,324,000 in the periods under review.  The effective yield for investment securities not including Federal funds sold was 5.14% in 2002 compared to 6.20% in 2001.  The effective yield for Federal funds sold was 1.52% in 2002 compared to 3.69% in 2001.  As previously stated, FOMC lowered the Federal funds rate a total of 525 basis points in 2002 and 2001 which created, by the nature of collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS), increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.

In an effort to increase yields without accepting unreasonable risk, a significant portion of the new investment purchases has been in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  These securities typically provide a higher yield than U.S. Treasuries, government agencies, and municipal investment securities.  The Company held $44,420,000, or 59.6% of the total investment portfolio, in MBS and CMOs with an average weighted yield of 6.93% at December 31, 2002 compared to $35,675,000, or 60.6% of the total investment portfolio, with an average weighted yield of 6.51% at December 31, 2001.  In comparison to the yield on MBS and CMOs, the Company held $10,619,000 in agency securities with an average weighted yield of 5.13% at December 31, 2002 compared to $8,477,000 in agency securities with an average weighted yield of 5.49% at December 31, 2001.

The Company recognizes the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The Company has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio. At December 31, 2002, the Company’s market risk was higher in an increasing rate environment versus a declining rate environment. At December 31, 2002 an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the Company’s investment portfolio by approximately $4,968,000 compared to the same scenario at December 31, 2001 which would result in an approximately $4,888,000 decrease.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $4,187,000 at December 31, 2002 compared to $3,450,000 at December 31, 2001.  While an immediate shock of 200 basis points is highly unlikely, as evidenced by the changes in interest rates in 2002 and 2001 which were in 25 basis point and 50 basis point increments, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements.

The Company offers a variety of deposit accounts having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.  The Company does not have any brokered deposits, and based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.

Interest expense in 2002 was $2,728,000 compared to  $4,138,000 in 2001.  This $1,410,000, or 34.1%, decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates in 2001. As discussed above, interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Average interest-bearing liabilities for 2002 were $164,743,000 compared to $137,892,000 for 2001, a 19.5%, or a $26,851,000 increase.  Effective rates for interest bearing liabilities were 1.66% in 2002 compared to 3.00% in 2001, a 134 basis point decrease.  If interest rates were to decline or continue to remain unchanged in 2003, the Company could experience restraints on further decreases in the rates paid on deposit products.  Additionally, interest rate risk could increase as depositors are reluctant to accept continued low deposit rates and search for higher yields in investment products other than those offered by the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable immediate increases in deposit rates.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  Average non-interest bearing deposits increased 29.1%  to $59,181,000 for 2002 compared to $45,843,000 for 2001.    New business relationships were the major contributor to this increase.

Other interest expense increased in the periods under review as the Company utilized its Federal Home Loan Bank (FHLB) credit line in 2002 in anticipation of short-term liquidity needs as well as to take advantage of opportunities to lock in low funding rates for increased loan growth.  Borrowings from the FHLB were $9,000,000 at December 31, 2002 and $3,000,000 at December 31, 2001.    The average maturies and weighted average rate of the borrowings at December 31, 2002 was 1.12 years and 3.35%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses in 2002 was $11,808,000 compared to $10,439,000 in 2001, an increase of $1,369,000, or 13.1%.

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

The Company made no additions to the allowance for credit losses in 2002 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged off loans.  In  2001, $623,000 was added to the allowance for credit losses.  Additionally, the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years, declined to 0.031% for 2002 compared to  0.209% for 2001  and 0.295% for 2000.

At December 31, 2002 and December 31, 2001, the Company’s recorded investment in loans that were considered to be impaired totaled $952,000,and $1,108,000, respectively.  The related allowance for credit losses on these impaired loans was $194,000 and $198,000, respectively. The Company had one restructured loan and no accruing loans past due 90 days or more at December 31, 2002.  For information regarding impaired loans, refer to Notes 1 and 3, in the “Notes to Consolidated Financial Statements” at pages 47 and 54.

The ratio of net credit losses to total average loans outstanding was 0.03% in 2002 compared to 0.17% in 2001.  Net charge-offs were $41,000 in 2002 and $195,000 in 2001. Non-performing loans at December 31, 2002 and 2001 were $1,081,000,000 and $2,363,000, respectively.  The ratio of non-performing loans to the allowance for credit losses at December 31, 2002 was 44.4% compared to 95.5% at December 31, 2001.  The allowance for credit losses was $2,433,000, or 1.53% of total loans at December 31, 2002 compared to $2,474,000, or 1.85% of total loans at December 31, 2001.  Based on information currently available, management believes that the allowance for credit losses will be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Net interest income after the provision for credit losses increased $1,992,000, or 20.3%, in 2002 to $11,808,000 from $9,816,000 in 2001.

NON-INTEREST INCOME

Non-interest income includes service charges, rental income from equipment leased to others, loan placement fees and other income as well as gains on sales of assets and gains on securities transactions.

Non-interest income decreased $480,000, or 10.2%, to $4,212,000 in 2002 from $4,692,000 in 2001. The major contributors were decreases in net realized gains on sales of investment securities, rentals from equipment leased to others, and other income which was partially offset by an increase in service charge income.

Service charge income increased $725,000, or 60.6% in the periods under review.  The Bank introduced a successful new deposit product, Overdraft Privilege Account, in 2002  which was the main contributor to the increase.  Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were also contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service expenses.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional service charges.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $163,000, or 81.1%, in the periods under review.  The 50 basis point reduction in late 2002 and the 475 basis point reductions in the Federal funds rate by the FOMC in 2001 provided consumers with numerous opportunities for refinancing of single-family homes.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Rental from equipment leased to others decreased $347,000 or 24.1% in the periods under review.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.  Equipment leased to others was $240,000 at December 31, 2002 compared to $1,217,000 at December 31, 2001.

Net realized gain on sales of investment securities decreased $442,000 to $26,000 in 2002 compared to $468,000 for the same period in 2001.  Liquidity needs in 2002 were met by borrowing from the FHLB.  The liquidity needs in 2001 provided an opportunity for the Company to sell securities at a gain and invest funds in higher yielding loans at a time when the loan demand increased and deposit volumes did not keep pace.  As stated previously, in the routine analysis of liquidity needs, the Company compares the advantages of borrowing funds or selling securities to meet liquidity needs.

Other non-interest income decreased $655,000, or 55.2%, to $531,000 in 2002 compared to $1,186,000 in 2001.  The primary contributors to the decrease were related to events in 2001 involving  an insurance settlement and a recovery on a previously charged off other real estate owned property.

NON-INTEREST EXPENSES

Total non-interest expenses for 2002 increased by $1,132,000, or 10.4% compared to 2001.  Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.  The major components of the increase were salaries, occupancy expenses, and operating losses, partially offset by a decrease in depreciation on equipment leased to others.

Salaries and employee benefits increased $867,000, or 16.2%, in 2002 compared to 2001.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Additional personnel for the new Sacramento and Kerman Offices were also partially responsible for the increase.  These increases correspond to the Company’s overall strategic plan and design.

Occupancy and equipment expense increased $304,000 or 32.7%, in the periods under review.  As stated above, new branches, remodeling costs, and the Bank’s name change were contributors to the increase.

 Depreciation expense and the provision for losses on equipment leased to others decreased $331,000, or 25.3%, in 2002, which was partially offset by the decrease in rental income from equipment leased to others included in non-interest income as discussed above.

Other expenses increased $293,000 to $3,545,000 in 2002 from $3,252,000 in 2001.  The 9.0% increase is mainly attributable to increases in advertising expenses which include costs related to the Bank’s name change, and an increase in accounting and legal expenses related to the formation of CVCR.

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income.  Excluding the non-recurring income and expenses in 2001 mentioned above, the ratio at December 31, 2002 was 73.0% compared to 75.7% at December 31, 2001.  This means that for every dollar of income generated, the cost of that income was 73 cents in 2002 and 75 cents in 2001.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 64.4% at December 31, 2002 remains lower than the Company’s peers.

Income tax expense was $1,247,000 for 2002 compared to $1,275,000 for 2001.  The Company’s effective tax rate decreased to 30.9% in 2002 from 34.9% in 2001.  The change is primarily attributable to changes in the mix of taxable and non-taxable interest income in the years under review, and the Bank’s real estate investment trust, CVCR.

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

The Company has historically maintained substantial levels of capital.  The assessment of capital adequacy is dependent on several factors including asset quality, earnings trends, liquidity and economic conditions.  Maintenance of adequate capital levels is integral to providing stability to the Company.  The Company needs to maintain substantial levels of regulatory capital to give it maximum flexibility in the changing regulatory environment and to respond to changes in the market and economic conditions.

On December 18, 2002, the Company announced a 2 for 1 stock split for shareholders of record at January 6, 2003, and a stock repurchase program effective January 1, 2003 and ending December 31, 2003 with the intent to purchase up to $500,000 or approximately 2% of its common stock.The Company has had two prior stock repurchase programs for the repurchase of up to $500,000 or 3% of its common stock under each plan.  The combined results of the programs were that 92,612 shares had been repurchased at a cost of $982,619 as of December 31, 2002.

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.  For further discussion of capital levels, refer to Note 12 of “Notes to Consolidated Financial Statements”, Shareholders’ Equity on page 62.

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

Liquidity is provided by the Company’s core deposit base, shareholders’ equity, and reductions in assets which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold and available for sale investment securities (excluding pledged investments), averaged $65,419,000 for 2002, or 26.3% of average assets compared to $70,133,000 for 2001, or 34.0% of average assets.  The ratio of average liquid assets to average demand deposits was 110.5% for 2002 compared to 153.0% for 2001.  The decreases in liquidity ratios can be attributed to the increase in securities pledged for borrowings and public deposits.  The Company’s loan to deposit ratio at December 31, 2002 was 64.4% compared to 69.8% at December 31, 2001.

Unpledged investment securities may also provide liquidity.  At December 31, 2002, $51,310,000 in unpledged securities was available as collateral for borrowing.  Additionally, maturing loans provide liquidity.  At December 31, 2002, approximately $22,748,000 in loans was scheduled to mature within the first quarter.

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $8,000,000 and $6,000,000 at December 31, 2002 and 2001, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2002 and 2001 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,833,000 and $5,402,000 and market values totaling $3,946,000 and $5,703,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at December 31, 2002 and 2001 which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $13,809,000 and $5,045,000 and market values totaling $14,823,000 and $5,067,000, respectively.  The amount of the credit line varies according to the Bank’s investment and loan portfolio make-up.  At December 31, 2002 and 2001, the Bank had $9,000,000 and $3,000,000 outstanding on these credit lines, respectively.

As discussed previously, the Bank borrowed funds from the FHLB during 2002 to meet anticipated liquidity needs and in 2001, the Bank sold approximately $11,602,000 in investment securities due to short-term liquidity needs in 2001.  The Company analyzes the advantages and disadvantages of borrowing funds versus selling existing investment securities and their respective rates and yields.  As indicated above, a combination of both provided the needed liquidity in 2002 and in 2001.

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

ITEM 7 -                FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR’S REPORT

The Shareholders

and Board of Directors

Central Valley Community Bancorp

and Subsidiary

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/Perry-Smith LLP

Sacramento, California
January 15, 2003

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2002 and 2001

	2002	2001

ASSETS

Cash and due from banks	$18,803,705	$13,963,456
Federal funds sold	17,678,000	4,160,000
Interest bearing deposits in other banks	500,000
Available-for-sale investment securities (Notes 2 and 9)	77,723,547	60,586,194
Loans, less allowance for credit losses of $2,432,936 in 2002 and $2,474,159 in 2001 (Notes 3, 11 and 15)	156,293,157	130,797,253
Equipment leased to others, net (Note 4)	239,873	1,216,635
Bank premises and equipment, net (Notes 5 and 11)	3,135,757	1,864,239
Accrued interest receivable and other assets (Notes 7, 10 and 14)	8,632,128	6,478,576

Total assets	$283,006,167	$219,066,353

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$73,822,469	$49,015,731
Interest bearing (Note 8)	172,515,271	143,116,535

Total deposits	246,337,740	192,132,266

Short-term borrowings (Note 9)	2,000,000	1,000,000
Long-term debt (Note 9)	7,000,000	2,000,000
Accrued interest payable and other liabilities (Note 14)	3,569,389	3,106,339

Total liabilities	258,907,129	198,238,605

Commitments and contingencies (Note 11)

Shareholders’ equity (Note 12):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,573,242 and 2,570,714 shares issued and outstanding in 2002 and 2001, respectively	5,854,311	6,049,217
Retained earnings	16,386,727	13,732,531
Accumulated other comprehensive income (Notes 2 and 16)	1,858,000	1,046,000

Total shareholders’ equity	24,099,038	20,827,748

Total liabilities and shareholders’ equity	$283,006,167	$219,066,353

The accompanying notes are an integral
part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest income:
Interest and fees on loans	$11,194,309	$10,379,527	$8,942,082
Interest on Federal funds sold	195,313	240,371	601,695
Interest and dividends on investment securities:
Taxable	2,634,097	3,477,787	3,530,964
Exempt from Federal income taxes	511,859	478,859	485,161

Total interest income	14,535,578	14,576,544	13,559,902

Interest expense:
Interest on deposits (Note 8)	2,392,994	4,115,136	4,119,858
Other (Note 9)	334,814	22,906	127,218

Total interest expense	2,727,808	4,138,042	4,247,076

Net interest income before provision for credit losses	11,807,770	10,438,502	9,312,826

Provision for credit losses (Note 3)		622,500	50,000

Net interest income after provision for credit losses	11,807,770	9,816,002	9,262,826

Non-interest income:
Service charges	1,921,816	1,197,176	1,097,419

Rentals from equipment leased to others (Note 4)	1,094,368	1,441,096	1,544,488
Loan placement fees	364,138	201,018	149,600
Net realized gains on sales and calls of investment securities (Note 2)	26,559	468,150
Appreciation in cash surrender value of insurance contracts (Note 14)	274,162	198,627	128,154
Other income	530,592	1,186,080	608,614

Total non-interest income	4,211,635	4,692,147	3,528,275

Non-interest expenses:
Salaries and employee benefits (Notes 3 and 14)	$6,232,024	$5,365,426	$4,699,781
Occupancy and equipment (Notes 5 and 11)	1,234,002	929,608	841,140
Depreciation and provision for losses on equipment leased to others (Note 4)	976,761	1,307,957	1,443,797
Other expenses (Notes 11 and 13)	3,545,074	3,252,468	3,129,541

Total non-interest expenses	11,987,861	10,855,459	10,114,259

Income from continuing operations before income taxes	4,031,544	3,652,690	2,676,842

Income tax expense (Note 10)	1,247,600	1,274,600	904,100

Net income from continuing operations	2,783,944	2,378,090	1,772,742

Discontinued operations (Note 6):
Loss from operations of Clovest less applicable income tax benefit of $(16,800)			(25,231)

Net income	$2,783,944	$2,378,090	$1,747,511

Basic earnings per share from continuing operations (Note 12)	$1.08	$.92	$.68

Diluted earnings per share from continuing operations (Note 12)	$1.02	$.89	$.68

Basic earnings per share (Note 12)	$1.08	$.92	$.67

Diluted earnings per share (Note 12)	$1.02	$.89	$.67

The accompanying notes are an integral
part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

				Accumulated Other Comprehensive (Loss) Income
	Common Stock		Retained Earnings		Shareholders’ Equity	Comprehensive Income
	Shares	Amount

Balance, January 1, 2000	2,606,918	$6,465,236	$9,737,276	$(387,000)	$15,815,512

Comprehensive income (Note 16):
Net income			1,747,511		1,747,511	$1,747,511
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				1,238,000	1,238,000	1,238,000

Total comprehensive income						$2,985,511

Cash dividend - $.05 per share			(130,346)		(130,346)

Balance, December 31, 2000	2,606,918	6,465,236	11,354,441	851,000	18,670,677

Comprehensive income (Note 16):
Net income			2,378,090		2,378,090	$2,378,090
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				195,000	195,000	195,000

Total comprehensive income						$2,573,090

Stock options exercised and related tax benefit (Note 12)	15,596	83,244			83,244
Repurchase and retirement of common stock (Note 12)	(51,800)	(499,263)			(499,263)

Balance, December 31, 2001	2,570,714	6,049,217	13,732,531	1,046,000	20,827,748

Comprehensive income (Note 16):
Net income			2,783,944		2,783,944	$2,783,944
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities (Note 2)				812,000	812,000	812,000

Total comprehensive income						$3,595,944

Cash dividend - $.05 per share			(129,748)		(129,748)
Stock options exercised and related tax benefit (Note 12)	43,340	288,450			288,450
Stock repurchased (Note 12)	(40,812)	(483,356)			(483,356)

Balance, December 31, 2002	2,573,242	$5,854,311	$16,386,727	$1,858,000	$24,099,038

				2002	2001

Disclosure of reclassification amount, net of taxes (Note 16):

Unrealized holding gains arising during the year				$830,060	$475,890
Less reclassification adjustment for net gains included in net income				18,060	280,890

Net unrealized gains on available-for-sale investment securities				$812,000	$195,000

The accompanying notes are an integral
part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$2,783,944	$2,378,090	$1,747,511
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net loss from discontinued operations			25,231
Provision for credit losses		622,500	50,000
Allowance for residual losses on equipment leased to others		100,000	64,800
Gain on sale of equipment leased to others	(20,938)	(13,599)
Net increase in deferred loan fees	86,740	135,174	15,017
Depreciation, accretion and amortization, net	2,193,378	1,949,710	1,972,105
Net realized gains on sales and calls of available-for-sale investment securities	(26,559)	(468,150)
Gain on sale of equipment	(6,360)		(60,458)
Gain on sale of other real estate			(36,197)
Increase in cash surrender value of life insurance	(257,088)	(182,630)	(113,567)
Reduction in carrying value of bank premises and equipment			67,111
Net (increase) decrease in accrued interest receivable and other assets	(706,797)	264,154	61,292
Net increase in accrued interest payable and other liabilities	549,550	598,261	718,384
Deferred income tax expense	97,000	65,000	876,000

Net cash provided by operating activities of continuing operations	4,692,870	5,448,510	5,387,229

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(35,558,701)	(24,454,432)	(28,131,754)
Proceeds from sales, calls or maturity of available-for- sale investment securities	2,120,000	21,262,139	3,225,690
Proceeds from principal repayments of available-for- sale investment securities	16,686,152	17,508,609	6,447,423
Net increase in interest bearing deposits in other banks	(500,000)
Net increase in loans	(25,582,644)	(37,582,235)	(15,001,104)
Purchases of premises and equipment	(1,858,686)	(398,668)	(789,575)
Proceeds from sale of equipment	19,000		61,385
Proceeds from sale of other real estate			65,145
Purchase of equipment leased to others		(181,392)	(1,632,673)
Proceeds from sale of equipment leased to others	20,938	163,307
Deposits on single premium cash surrender value life insurance policies	(1,475,000)	(447,000)	(1,523,500)

Net cash used in investing activities of continuing operations	(46,128,941)	(24,129,672)	(37,278,963)

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$46,895,882	$15,158,142	$22,848,882
Net increase (decrease) in time deposits	7,309,592	(3,978,139)	8,955,998
Payments on notes payable for equipment leased to others		(35,913)	(214,453)
Proceeds from borrowings from Federal Home Loan Bank	14,000,000	5,000,000
Repayments to Federal Home Loan Bank	(8,000,000)	(2,000,000)
Cash paid for dividends	(129,748)		(130,346)
Share repurchase and retirement	(483,356)	(499,263)
Proceeds from exercise of stock options	201,950	83,244

Net cash provided by financing activities of continuing operations	59,794,320	13,728,071	31,460,081

Cash provided by discontinued operations			499,404

Increase (decrease) in cash and cash equivalents	18,358,249	(4,953,091)	67,751

Cash and cash equivalents at beginning of year	18,123,456	23,076,547	23,008,796

Cash and cash equivalents at end of year	$36,481,705	$18,123,456	$23,076,547

Supplemental disclosure of cash flow information:

Cash paid (refunded) during the year for:
Interest expense	$2,724,354	$4,258,314	$4,135,971
Income taxes	$1,398,431	$530,000	$(308,706)

Non-cash investing activities:

Net change in unrealized gain on available-for- sale investment securities	$989,000	$324,000	$2,059,000

Transfer of equipment leased to others to assets held for sale		$115,672

The accompanying notes are an integral
part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Central Valley Community Bancorp (the “Company”) was incorporated on February 7, 2000 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company in connection with its acquisition of Central Valley Community Bank (the “Bank”).  The Company became the sole shareholder of the Bank on November 15, 2000 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

The Bank operates seven branches in Clovis, north Fresno, west and northeast Fresno County, and Sacramento, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.  The Bank’s subsidiaries have nominal activity with the exception of Central Valley Community Realty, LLC (“CVCR”).  The Bank formed CVCR in June 2002 to invest in certain of the Bank’s real estate related assets.  CVCR can be used as a means of generating capital and affords the Company certain favorable income tax treatments.

The accounting and reporting policies of Central Valley Community Bancorp and subsidiary conform with generally accepted accounting principles and prevailing practices within the banking industry.

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.  In addition, the accounts of the Bank’s wholly owned subsidiaries, CVCR, Clovest Corporation (“Clovest”) and Clovis Securities Corporation (an inactive company), are included in the consolidated financial statements.  The operating results of Clovest were not material in 2002 and 2001 and were reflected as discontinued operations in 2000.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss.  In addition, a reserve factor is assigned to currently performing loans based on the Bank’s historical experience.  Management also computes specific and expected loss reserves for loan commitments.  These estimates are susceptible to changes in the economic environment and market conditions.

The Bank’s Audit Committee reviews the adequacy of the allowance for credit losses quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the Audit Committee and management, changes are warranted.

This allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for credit losses at December 31, 2002 and 2001, respectively, reflects management’s estimate of potential losses in the portfolio.

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

Other Real Estate

Other real estate represents real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Bank’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property is charged against the allowance for credit losses.  A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value.  The allowance is established through a provision for losses on other real estate and is included in other expenses.  Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.  At December 31, 2002 and 2001, no other real estate was held.

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

Stock-Based Compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, the Central Valley Community Bancorp 2000 and 1992 Stock Option Plans, which are described more fully in Note 12.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.  In addition, the cancellation of options in 2000, which were expected to vest in 1999 and 1998, resulted in an adjustment to the 2000 pro forma income for the pro forma compensation expense previously recognized.

	2002	2001	2000

Net earnings from continuing operations, as reported	$2,783,944	$2,378,090	$1,772,742
Deduct (add): Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	198,000	268,000	(74,000)

Pro forma net earnings from continuing operations	$2,585,944	$2,110,090	$1,846,742

Basic earnings per share from continuing operations - as reported	$1.08	$.92	$.68
Basic earnings per share from continuing operations - pro forma	$1.00	$.81	$.71

Diluted earnings per share from continuing operations - as reported	$1.02	$.89	$.68
Diluted earnings per share from continuing operations - pro forma	$.96	$.79	$.70

Net income, as reported	$2,783,944	$2,378,090	$1,747,511
Deduct (add): Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	198,000	268,000	(74,000)

Pro forma net income	$2,585,944	$2,110,090	$1,821,511

Basic earnings per share - as reported	$1.08	$.92	$.67
Basic earnings per share - pro forma	$1.00	$.81	$.70

Diluted earnings per share - as reported	$1.02	$.89	$.67
Diluted earnings per share - pro forma	$.96	$.79	$.70

Weighted average fair value of options granted during the year	$4.86	$3.96	$3.47

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2002	2001	2000

Dividend yield	.5%	N/A	.7%
Expected volatility	65.88 to 75.21%	48.36 to 82.38%	54.51 to 72.28%
Risk-free interest rate	3.66 to 5.39%	4.88 to 5.39%	5.85 to 6.75%
Expected option life	10 years	10 years	10 years

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company.  All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and splits and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

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

Impact of New Financial Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the statement are included in these financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

2.             AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated market value of available-for-sale investment securities at December 31, 2002 and 2001 consisted of the following:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$10,619,453	$886,000		$11,505,453
Obligations of states and political subdivisions	16,629,640	933,000	$(101,000)	17,461,640
U.S. Government agencies collateralized by mortgage obligations	44,420,348	1,117,000	(144,000)	45,393,348
Corporate bonds	973,983	41,000		1,014,983
Other securities	2,348,123			2,348,123

	$74,991,547	$2,977,000	$(245,000)	$77,723,547

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$8,476,631	$199,400	$(1,300)	$8,674,731
Obligations of states and political subdivisions	12,440,463	610,600	(22,600)	13,028,463
U.S. Government agencies collateralized by mortgage obligations	35,674,586	1,102,700	(183,600)	36,593,686
Federal Home Loan Mortgage Corporation non-cumulative preferred stock	1,018,719		(18,700)	1,000,019
Corporate bonds	967,242	56,500		1,023,742
Other securities	265,553			265,553

	$58,843,194	$1,969,200	$(226,200)	$60,586,194

Net unrealized gains on available-for-sale investment securities totaling $2,732,000 and $1,743,000 are recorded net of $874,000 and $697,000 in tax expense as accumulated other comprehensive income within shareholders’ equity at December 31, 2002 and 2001, respectively.

Proceeds and gross realized gains from the sale, call or maturity of available-for-sale investment securities totaled $2,120,000 and $26,559, respectively, for the year ended December 31, 2002.  Proceeds and gross realized gains from the sale, call or maturity of available-for-sale investment securities totaled $21,262,139 and $468,150, respectively, for the year ended December 31, 2001.  Proceeds from the call or maturity of available-for-sale investment securities totaled $3,225,690 for the year ended December 31, 2000.  No gains or losses were realized on these calls or maturities.

The amortized cost and estimated market value of available-for-sale investment securities at December 31, 2002 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value

Within one year	$1,636,229	$1,660,791
After one year through five years	10,273,366	10,997,445
After five years through ten years	5,305,888	5,791,507
After ten years	11,007,593	11,532,333

	28,223,076	29,982,076
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	44,420,348	45,393,348
Other securities	2,348,123	2,348,123

	$74,991,547	$77,723,547

Investment securities with amortized costs totaling $23,681,467 and $14,127,454 and market values totaling $25,269,000 and $14,613,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2002 and 2001, respectively.

3.             LOANS

Outstanding loans are summarized as follows:

	December 31,
	2002	2001

Commercial	$70,407,871	$57,374,961
Real estate	57,498,310	41,857,806
Real estate – construction, land development and other land loans	21,735,949	27,461,865
Agricultural	3,977,995	1,158,594
Installment	5,580,688	5,517,307
Other	12,900	301,759

	159,213,713	133,672,292

Deferred loan fees, net	(487,620)	(400,880)
Allowance for credit losses	(2,432,936)	(2,474,159)

	$156,293,157	$130,797,253

At December 31, 2002 and 2001, loans originated under Small Business Administration (SBA) programs totaling $16,696,690 and $12,194,952, respectively, were included in the real estate and commercial categories.

Changes in the allowance for credit losses were as follows:

	Year Ended December 31,
	2002	2001	2000

Balance, beginning of year	$2,474,159	$2,046,576	$2,236,342
Provision charged to operations		622,500	50,000
Losses charged to the allowance	(352,596)	(391,005)	(1,142,860)
Recoveries	311,373	196,088	903,094

Balance, end of year	$2,432,936	$2,474,159	$2,046,576

The recorded investment in loans that were considered to be impaired totaled $951,634 and $1,108,089 at December 31, 2002 and 2001, respectively.  The related allowance for credit losses on these impaired loans at December 31, 2002 and 2001 was $194,000 and $198,000, respectively.  The average recorded investment in impaired loans during 2002, 2001 and 2000 was $782,000, $1,175,000 and $1,687,000 , respectively.  Interest income on impaired loans is recognized on a cash basis and totaled $175, $2,481 and $18,744 for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002 and 2001, nonaccrual loans totaled $466,227 and $1,109,362, respectively.  Interest foregone on nonaccrual loans totaled $61,635, $46,416 and $14,193 for the years ended December 31, 2002, 2001 and 2000, respectively.

Salaries and employee benefits totaling $162,847, $90,936 and $63,669 have been deferred as loan origination costs for the years ended December 31, 2002, 2001 and 2000, respectively.

4.             EQUIPMENT LEASED TO OTHERS

Equipment leased to others consisted of the following:

	December 31,
	2002	2001

Computer equipment	$3,192,301	$3,854,016
Accumulated depreciation	(2,749,265)	(2,434,218)
Allowance for residual losses	(203,163)	(203,163)

	$239,873	$1,216,635

Changes in the allowance for residual losses were as follows:

	Year Ended December 31,
	2002	2001	2000

Balance, beginning of year	$203,163	$103,649	$38,849
Losses charged to allowance		(486)
Provision charged to operations		100,000	64,800

Balance, end of year	$203,163	$203,163	$103,649

Depreciation expense totaled $976,762, $1,207,958 and $1,378,997 for the years ended December 31, 2002, 2001 and 2000, respectively.

Minimum future rental income on noncancelable operating leases for the year ending December 31, 2003 is $121,413.

5.             BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
	2002	2001

Land	$250,000	$250,000
Buildings and improvements	1,185,314	1,157,764
Furniture, fixtures and equipment	3,149,712	2,512,294
Leasehold improvements	1,515,150	464,284

	6,100,176	4,384,342
Less accumulated depreciation and amortization	(2,964,419)	(2,520,103)

	$3,135,757	$1,864,239

Depreciation and amortization included in occupancy and equipment expense totaled $574,528, $413,764 and $397,320 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.                                      DISCONTINUED OPERATIONS

The Board of Directors approved the discontinuation of Clovest’s operations on July 15, 1998 (the measurement date).  At the measurement date, management estimated the net realizable value of each asset and established a plan of disposition.  The plan of disposition calls for the expedient but judicious sale of assets.  Management anticipates no further significant losses will be incurred in connection with the disposition of the remaining assets in Clovest.

At December 31, 2002 and 2001 and for the years then ended, the Company’s investment in Clovest and the results of Clovest’s operations are not material.  Operating losses from the measurement date to December 31, 2000 totaled approximately $830,000.  Asset dispositions subsequent to the measurement date totaled $8,842,000 at December 31, 2000.  At December 31, 2000, Clovest had no commitments to fund further development of any projects.

7.             ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
	2002	2001

Accrued interest receivable	$1,206,778	$1,007,246
Net deferred tax assets (Note 10)	419,000	693,000
Cash surrender value of life insurance (Note 14)	5,580,923	3,848,835
Prepaid expenses	221,085	180,859
Federal Home Loan Bank stock	659,100	160,600
Other	545,242	588,036

	$8,632,128	$6,478,576

8.             DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2002	2001

Savings	$14,918,823	$11,769,996
Money market	59,391,693	50,597,843
NOW accounts	40,886,795	30,740,328
Time, $100,000 or more	21,624,034	17,114,349
Time, under $100,000	35,693,926	32,894,019

	$172,515,271	$143,116,535

Aggregate annual maturities of time deposits are as follows:

Year Ending December 31,

2003	$38,215,769
2004	18,173,992
2005	928,199

$57,317,960

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2002	2001	2000

Savings	$88,184	$144,501	$233,720
Money market	817,591	1,366,056	1,024,492
NOW accounts	79,524	118,847	198,431
Time, $100,000 or more	333,753	839,772	731,912
Time, under $100,000	1,073,942	1,645,960	1,931,303

	$2,392,994	$4,115,136	$4,119,858

9.                                      SHORT-TERM BORROWINGS, LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Short-Term Borrowings and Long-Term Debt

Advances from the Federal Home Loan Bank of San Francisco at December 31, 2002 and 2001 consisted of the following:

2002			2001
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date

$1,000,000	2.44%	May 7, 2003	$1,000,000	2.46%	May 20, 2002
1,000,000	3.33%	November 20, 2003	1,000,000	3.33%	November 20, 2003
2,000,000	3.28%	February 23, 2004	1,000,000	3.99%	November 22, 2004
3,000,000	3.38%	March 4, 2004
1,000,000	3.70%	April 15, 2004
1,000,000	3.99%	November 22, 2004

9,000,000			3,000,000

(2,000,000)	Less short-term portion		(1,000,000)	Less short-term portion

$7,000,000			$2,000,000

The advances are secured by investment securities with amortized costs totaling $13,809,000 and $5,045,000 and market values totaling $14,823,000 and $5,067,000 at December 31, 2002 and 2001, respectively.  The credit limit varies according to the amount and composition of the Bank’s investment and loan portfolios pledged as collateral.

Other Borrowing Arrangements

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $8,000,000 and $6,000,000 at December 31, 2002 and 2001, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2002 and 2001 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,833,000 and $5,402,000 and market values totaling $3,946,000 and $5,703,000, respectively.  At December 31, 2002 and 2001, the Bank had no outstanding borrowings under these lines of credit.

10.          INCOME TAXES

The expense (benefit) for income taxes for continuing operations for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

	Federal	State	Total

2002

Current	$884,600	$266,000	$1,150,600
Deferred	189,000	(92,000)	97,000

Income tax expense	$1,073,600	$174,000	$1,247,600

2001

Current	$982,700	$226,900	$1,209,600
Deferred	53,800	11,200	65,000

Income tax expense	$1,036,500	$238,100	$1,274,600

2000

Current	$20,100	$8,000	$28,100
Deferred	508,000	368,000	876,000

Income tax expense	$528,100	$376,000	$904,100

Deferred tax assets (liabilities) consisted of the following:

	December 31,

	2002	2001

Deferred tax assets:
Allowance for credit losses	$538,000	$538,000
Other reserves	76,000	388,000
Bank premises and equipment	210,000	36,000
Deferred compensation	668,000	546,000

Total deferred tax assets	1,492,000	1,508,000

Deferred tax liabilities:
Other accruals	(140,000)	(82,000)
Future liability of State deferred tax asset	(59,000)	(36,000)
Unrealized gain on available-for-sale
investment securities	(874,000)	(697,000)

Total deferred tax liabilities	(1,073,000)	(815,000)

Net deferred tax assets	$419,000	$693,000

The expense for income taxes for continuing operations differs from amounts computed by applying the statutory Federal income tax rates to operating income from continuing operations before income taxes.  The significant items comprising these differences for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000

Federal income tax expense, at statutory rate	34.0%	34.0%	34.0%
State franchise tax expense, net of Federal tax effect	2.8%	6.7%	6.8%
Tax exempt income	(4.1)%	(5.8)%	(6.5% )
Other	(1.8)%		(.5)%

Total income tax expense for continuing operations	30.9%	34.9%	33.8%

11.          COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expense totaled $235,212, $195,464 and $189,217 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum lease payments on noncancelable operating leases are as follows:

Year Ending December 31,

2003	$332,264
2004	322,710
2005	279,471
2006	213,862
2007	183,969
Thereafter	512,650

$1,844,926

The Bank has options to renew its branch facilities and administrative offices after the initial leases expire.  The lease expiration dates and renewal options are as follows:

Location	Lease Expiration Date	Renewal Options

Clovis - SBA	August 31, 2004	Two three-year terms
Clovis - Real Estate	August 31, 2004	Two five-year terms
Fig Garden	April 12, 2005	One five-year term
Shaver Lake	May 31, 2005	One five-year terms
Kerman	September 30, 2005	Three one-year terms
Sacramento	April 30, 2007	One five-year term
River Park	March 31, 2012	Two five-year terms

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The average amount of such reserve balances required at December 31, 2002 and 2001 was $311,000 and $3,919,000, respectively.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $7,252,000 at December 31, 2002.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2002	2001

Commitments to extend credit	$65,210,710	$63,274,446
Letters of credit	$1,177,060	$1,329,972

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

At December 31, 2002, commercial loan commitments represent approximately 53% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 27% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 20% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2002, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 94.0% of the Company’s loans were commercial and real-estate-related, representing 44.2% and 49.8% of total loans, respectively.

At December 31, 2001, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 94.8% of the Company’s loans were commercial and real-estate-related, representing 42.9% and 51.9% of total loans, respectively.

Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility, increase the level of real-estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated average assets and risk-weighted assets of the Company and the average assets and risk-weighted assets of the Bank were not materially different at December 31, 2002 and 2001.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2002.

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

	2002		2001
	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$22,236,000	8.0%	$19,755,000	8.9%
Central Valley Community Bank	$20,974,000	7.6%	$19,095,000	8.7%

Minimum requirement for “Well-Capitalized” institution	$13,915,000	5.0%	$11,062,000	5.0%
Minimum regulatory requirement	$11,132,000	4.0%	$8,850,000	4.0%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$22,236,000	12.0%	$19,755,000	13.1%
Central Valley Community Bank	$20,974,000	11.3%	$19,095,000	12.7%

Minimum requirement for “Well-Capitalized” institution	$11,129,000	6.0%	$9,115,000	6.0%
Minimum regulatory requirement	$7,419,000	4.0%	$6,077,000	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$24,550,000	13.2%	$21,655,000	14.3%
Central Valley Community Bank	$23,288,000	12.6%	$20,995,000	13.9%

Minimum requirement for “Well-Capitalized” institution	$18,549,000	10.0%	$15,192,000	10.0%
Minimum regulatory requirement	$14,839,000	8.0%	$12,154,000	8.0%

Stock Split

On January 6, 2003, the Company effected a two-for-one stock split.  All per share, shares outstanding and stock option data in the financial statements have been retroactively restated to reflect the stock split.

Dividends

On February 13, 2002, the Board of Directors declared a $.05 per share cash dividend to shareholders of record at the close of business on March 1, 2002, paid on or about March 31, 2002.  On July 19, 2000, the Board of Directors declared a $.05 cash dividend to shareholders of record at the close of business on August 1, 2000, paid on or about August 15, 2000.  No cash dividends were paid during 2001.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by the bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2002, retained earnings of $4,777,000 were free of such restrictions.

Share Repurchase Plan

During 2002 and 2001, the Company approved stock repurchase plans authorizing the purchase of shares up to a total cost of $500,000, or approximately 3% of its common stock, in each year.  As of December 31, 2002 and 2001, the Company repurchased 40,812 and 51,800 shares at a total cost of $483,356 and $499,263, respectively.  In December 2002, the Company announced its intent to purchase up to $500,000, or approximately 2% of its common stock, through a stock repurchase plan that will become effective on January 1, 2003.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
	2002	2001	2000
Basic Earnings Per Share:

Income from continuing operations	$2,783,944	$2,378,090	$1,772,742
Loss from discontinued operations			(25,231)

Net income available to common shareholders	$2,783,944	$2,378,090	$1,747,511

Weighted average shares outstanding	2,585,433	2,594,332	2,606,918

Basic earnings (loss) per share:
Continuing operations	$1.08	$.92	$.68
Discontinued operations			(.01)

Net income	$1.08	$.92	$.67

Diluted Earnings Per Share:

Income from continuing operations	$2,783,944	$2,378,090	$1,772,742
Loss from discontinued operations			(25,231)

Net income available to common shareholders	$2,783,944	$2,378,090	$1,747,511

Weighted average shares outstanding	2,585,433	2,594,332	2,606,918
Effect of dilutive stock options	156,310	84,298	17,428

Weighted average shares of common stock and common stock equivalents	2,741,743	2,678,630	2,624,346

Diluted earnings (loss) per share:
Continuing operations	$1.02	$.89	$.68
Discontinued operations			(.01)

Net income	$1.02	$.89	$.67

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 732,834 shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements.

A summary of the combined activity of the plans, adjusted to give effect to stock dividends and splits, follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	541,430	$7.49	250,450	$6.53	250,600	$8.85

Options granted	51,000	$10.94	320,276	$8.10	170,200	$6.85
Options exercised	(43,340)	$4.66	(15,596)	$4.17
Options canceled	(18,002)	$8.33	(13,700)	$8.20	(170,350)	$10.26

Options outstanding, end of year	531,088	$8.02	541,430	$7.49	250,450	$6.53

Options exercisable, end of year	234,278	$7.98	188,018	$7.36	87,000	$5.84

A summary of options outstanding at December 31, 2002 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2002	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2002

$ 6.50 to $ 7.75	252,100	7.5 years	82,830
$ 8.18 to $ 9.50	226,988	7.2 years	151,248
$ 10.01 to $ 11.63	52,000	9.5 years	200

	531,088		234,278

13.          OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2002	2001	2000

Legal fees	$157,832	$169,862	$238,278
Data processing	746,231	771,838	718,529
Advertising	524,071	366,543	356,998
Audit and accounting fees	334,480	227,308	267,784
Other expenses	1,782,460	1,716,917	1,547,952

	$3,545,074	$3,252,468	$3,129,541

14.          EMPLOYEE BENEFITS

401(K) and Profit Sharing Plan

The Bank has established a 401(k) profit sharing plan covering substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $100,000, $125,000 and $120,000 to the plan in 2002, 2001 and 2000, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ accounts.  The amount contributed is announced by the Bank at the beginning of the plan year.  For the year ended December 31, 2002, the Bank made a 100% matching contribution on all deferred amounts up to 3% and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5% of eligible compensation.  For the year ended December 31, 2001, the Bank made a 50% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the years ended December 31, 2002 and 2001, the Bank made matching contributions totaling $128,000 and $70,000, respectively.  For the year ended 2000, there were no matching contributions.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (6% at December 31, 2002).  At December 31, 2002 and 2001, the total net deferrals included in other liabilities were $1,052,616 and $984,593, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,481,940 and $1,860,715 at December 31, 2002 and 2001, respectively, and is included in accrued interest receivable and other assets on the balance sheet.  The current annual tax-free interest rates on these policies is 4.9%.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2001.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present values of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date.  The expense recognized under these plans for the years ended December 31, 2002 and 2001 totaled $204,958 and $160,679, respectively.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $2,098,983 and $1,988,120 at December 31, 2002 and 2001, respectively, which are included on the balance sheet in accrued interest receivable and other assets.  Income recognized on these policies, net of related expense, for the years ended December 31, 2002 and 2001 totaled $110,900 and $98,200, respectively.

15.          LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers:

Balance, January 1, 2002	$39,000

Disbursements	722,000
Amounts repaid	(194,000)

Balance, December 31, 2002	$567,000

Undisbursed commitments to related parties, December 31, 2002	$1,527,000

16.          COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income.  Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statement of Changes in Shareholders’ Equity.

At December 31, 2002, 2001 and 2000, the Company held securities classified as available-for-sale which had unrealized gains as follows:

	Before Tax	Tax Expense	After Tax

For the Year Ended December 31, 2002

Other comprehensive income:
Unrealized holding gains	$1,015,559	$(185,499)	$830,060
Less reclassification adjustment for net gains included in net income	26,559	(8,499)	18,060

Total other comprehensive income	$989,000	$(177,000)	$812,000

For the Year Ended December 31, 2001

Other comprehensive income:
Unrealized holding gains	$792,150	$(316,260)	$475,890
Less reclassification adjustment for net gains included in net income	468,150	(187,260)	280,890

Total other comprehensive income	$324,000	$(129,000)	$195,000

For the Year Ended December 31, 2000

Other comprehensive income:
Unrealized holding gains	$2,059,000	$(821,000)	$1,238,000

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2002 and 2001:

Cash and cash equivalents:  For cash and cash equivalents, the carrying amount is estimated to be fair value.

Investment securities and interest-bearing deposits in other banks:  For investment securities and deposits, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and deposits and indications of value provided by brokers.

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

Short-term borrowings and long-term debt:  The fair values of fixed-rate borrowings are estimated by discounting their future cash flows using rates at each reporting date for similar instruments.  The fair values of variable rate borrowings are based on carrying value.

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

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$18,803,705	$18,803,705	$13,963,456	$13,963,456
Federal funds sold	17,678,000	17,678,000	4,160,000	4,160,000
Interest-bearing deposits in other banks	500,000	500,000
Investment securities	77,723,547	77,723,547	60,586,194	60,586,194
Loans	156,293,157	164,023,000	130,797,253	134,443,000
Cash surrender value life insurance policies	5,580,923	5,580,923	3,848,835	3,848,835
Accrued interest receivable	1,206,778	1,206,778	1,007,246	1,007,246

Financial liabilities:
Deposits	$246,337,740	$245,751,000	$192,132,266	$192,415,000
Short-term borrowings	2,000,000	2,000,000	1,000,000	1,000,000
Long-term debt	7,000,000	6,922,000	2,000,000	2,090,000
Accrued interest payable	261,434	261,434	257,980	257,980

Off-balance-sheet financial instruments:
Commitments to extend credit	$65,210,710	$65,210,710	$63,274,446	$63,274,446
Standby letters of credit	1,177,060	1,177,060	1,329,972	1,329,972

18.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2002 and 2001

	2002	2001

ASSETS

Cash and due from banks	$684,344	$58,186
Investment in subsidiary	22,837,134	20,168,207
Other assets	673,983	620,503

Total assets	$24,195,461	$20,846,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities	$96,423	$19,148

Shareholders’ equity:
Common stock	5,854,311	6,049,217
Retained earnings	16,386,727	13,732,531
Accumulated other comprehensive income	1,858,000	1,046,000

Total shareholders’ equity	24,099,038	20,827,748

Total liabilities and shareholders’ equity	$24,195,461	$20,846,896

STATEMENT OF INCOME

For the Years Ended December 31, 2002 and 2001 and the Period from November 15, 2000

(Date Operations Commenced) to December 31, 2000

	2002	2001	2000

Income:
Dividends declared by subsidiary - eliminated in consolidation	$1,129,749	$1,100,000	$125,000
Interest – eliminated in consolidation	425	613
Other income	50,055

Total income	1,180,229	1,100,613	125,000

Expenses:
Professional fees	144,200	101,207	71,170
Other expenses	184,412	55,803	10,973

Total expenses	328,612	157,010	82,143

Income before equity in undistributed income of subsidiary	851,617	943,603	42,857

Equity in undistributed net income of subsidiary	1,856,927	1,378,187	531

Income before income taxes	2,708,544	2,321,790	43,388

Income tax benefit	75,400	56,300	32,800

Net income	$2,783,944	$2,378,090	$76,188

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002 and 2001 and the Period from November 15, 2000

(Date Operations Commenced) to December 31, 2000

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income
	Shares	Amount

Stock issued to effect merger with the Bank, November 15, 2000	2,606,918	$6,465,236	$11,278,253	$131,000	$17,874,489

Comprehensive income:
Net income			76,188		76,188	$76,188
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				720,000	720,000	720,000

Total comprehensive income						$796,188

Balance, December 31, 2000	2,606,918	6,465,236	11,354,441	851,000	18,670,677

Comprehensive income:
Net income			2,378,090		2,378,090	$2,378,090
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				195,000	195,000	195,000

Total comprehensive income						$2,573,090

Exercise of stock options and related tax benefit	15,596	83,244			83,244
Repurchase and retirement of common stock	(51,800)	(499,263)			(499,263)

Balance, December 31, 2001	2,570,714	$6,049,217	$13,732,531	$1,046,000	$20,827,748

				Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount	Retained Earnings		Shareholders’ Equity	Comprehensive Income

Balance, December 31, 2001	2,570,714	$6,049,217	$13,732,531	$1,046,000	$20,827,748

Comprehensive income:
Net income			2,783,944		2,783,944	$2,783,944
Other comprehensive income, net of tax:
Unrealized gains on available-for-saleinvestment securities				812,000	812,000	812,000
Total comprehensive income						$3,595,944

Cash dividend - $.05 per share			(129,748)		(129,748)
Stock options exercised and related taxbenefit (Note 12)	43,340	288,450			288,450
Stock repurchased	(40,812)	(483,356)			(483,356)

Balance, December 31, 2002	2,573,242	$5,854,311	$16,386,727	$1,858,000	$24,099,038

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001 and the Period from November 15, 2000

(Date Operations Commenced) to December 31, 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$2,783,944	$2,378,090	$76,188
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(1,856,927)	(1,378,187)	(531)
Decrease (increase) in other assets	33,020	(581,745)	(38,758)
Increase in liabilities	77,275	19,048	100

Net cash provided by operating activities	1,037,312	437,206	36,999

Cash flows from financing activities:
Share repurchase and retirement	(483,356)	(499,263)
Proceeds from exercise of stock options	201,950	83,244
Cash paid for dividends	(129,748)

Net cash used in financing activities	(411,154)	(416,019)

Increase in cash and cash equivalents	626,158	21,187	36,999

Cash and cash equivalents at beginning of period	58,186	36,999

Cash and cash equivalents at end of year	$684,344	$58,186	$36,999

Non-cash investing activities:
Net change in unrealized gains on available- for-sale investment securities	$989,000	$324,000	$1,197,000

Issuance of common stock in exchange for the common stock of the Bank			$17,874,165

ITEM 8 -                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 9 -                                               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2002 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except that each of Gayle Graham, Gary Quisenberry, Thomas L. Sommer, and Shirley Wilburn filed one Form 4 late.  Those Form 4’s reported a single transaction for each person: one option grant.

ITEM 10 -              EXECUTIVE COMPENSATION.

For information concerning executive compensation, see “EXECUTIVE COMPENSATION” in the Proxy Statement, which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 -              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information concerning security ownership of certain beneficial owners and management, see “PRINCIPAL SHAREHOLDERS” and “ELECTION OF DIRECTORS OF THE COMPANY” in the Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

The following chart provides information as of December 31, 2002 concerning the Company’s  Stock Option Plans,  the Company’s only equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	531,088	$8.02	173,448
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	531,088	$8.02	173,448

ITEM 12 -              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “INDEBTEDNESS OF MANAGEMENT” in the Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

ITEM 13 -              EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

See Index to Exhibits at pages 83 through 85 of this Form 10-KSB.

(b)  REPORTS ON FORM 8-K

On October 7, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing unaudited financial information of the Company and related matters.  The Current Report included as an exhibit a Press Release, dated October 7, 2002, containing certain unaudited financial information of the Company and a discussion of changes for the third quarter of 2002 and for the nine-month period ended September 30, 2002.

On October 8, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing that its wholly owned subsidiary, Central Valley Community Bank, would open its first Kerman, California office on October 15, 2002.  The Current Report included as an exhibit a Press Release, dated October 8, 2002, announcing the opening of the new office.

On December 23, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing its adoption of a program to effect repurchases of the Company’s common stock.  The Current Report included as an exhibit a Press Release, dated October 8, 2002, announcing the adoption of said program.

On December 26, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing a 2-for-1 split of the Company’s common stock.  The Current Report included as an exhibit a Press Release, dated December 26, 2002, announcing said stock split.

On January 10, 2003, the Company filed a Current Report on Form 8-K reporting under Item 7 the issuance of a press release announcing unaudited financial information of the Company and related matters.  The Current Report included as an exhibit a Press Release, dated January 10, 2003, containing certain unaudited financial information of the Company and a discussion of changes for the last quarter of 2002 and the year ended December 31, 2002, compared to the comparable periods for the preceding year.

ITEM 14 -            CONTROLS AND PROCEDURES

(a)           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Based on their evaluation as of a date within 90 days of the filing date of this Annual  Report on Form 10-KSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  CHANGES IN INTERNAL CONTROLS.

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 24, 2003	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 24, 2003
Daniel J. Doyle,
President and Chief Executive
Officer and Director (principal executive officer)

/s/ Gayle Graham		Date: March 24, 2003
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer
and principal financial officer)

Daniel N. Cunningham*		Date: March 24, 2003
Daniel N. Cunningham,
Chairman of the Board and
Director

Sidney B. Cox*		Date: March 24, 2003
Sidney B. Cox, Director

Edwin S. Darden*		Date: March 24, 2003
Edwin S. Darden, Director

Steven D. McDonald*		Date: March 24, 2003
Steven D. McDonald, Director

Louis McMurray*		Date: March 24, 2003
Louis McMurray, Director

Wanda L. Rogers*		Date: March 24, 2003
Wanda L. Rogers, Director

William S. Smittcamp*		Date: March 24, 2003
William S. Smittcamp, Director

Joseph B. Weirick*		Date: March 24, 2003
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 24, 2003
Daniel J. Doyle, as Attorney-in-fact

I, Daniel J. Doyle, certify that:

1.               I have reviewed this annual report on Form 10-KSB of CENTRAL VALLEY COMMUNITY BANCORP;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel J. Doyle	Date: March 24, 2003
Daniel J. Doyle,
President and Chief Executive Officer and Director (principal executive officer)

I, Gayle Graham, certify that:

1.               I have reviewed this annual report on Form 10-KSB of CENTRAL VALLEY COMMUNITY BANCORP;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d.              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e.               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f.                 presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gayle Graham	Date: March 24, 2003
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number
Exhibit

3.1.1	Articles of Incorporation of the Company. (1)

3.1.2	Certificate of Amendment of Articles of Incorporation, dated July 6, 2000. (2)

3.2	Bylaws of the Company as amended to date. (3)

4	N/A

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (4) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (5) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (6) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (7) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (8) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (9) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (10) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (11) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (12) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (13) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (14) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (15) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (17) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (18) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (19) *

10.17	Retirement Agreement between Clovis Community Bank and Donald H. Bruegman dated May 28, 1998. (20) *

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (21) *

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (22) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (23) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (24) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (25) *

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (26) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (27) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (28) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (29) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (30) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (31) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (32) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (33) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (34) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (35) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (36) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (37) *

10.36	Form of Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee

Rogers and William S. Smittcamp, effective February 13, 2002. (38) *

10.37

Schedule A, Participants’ Normal Retirement Age and Form of Benefit Elected to Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002 . (39) *

10.38

Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002. (40) *

10.39

Schedule B, Participants and Their Executive Interest in Clovis Community Bank Split Dollar Agreement and Endorsement, by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002. (41) *

10.40	Central Valley Community Bank Employee and Director Preferred Interest Bonus Plan. (42) *

10.41	Amendment No. 1 to Employment Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective July 17, 2002. (43) *

10.42	Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective October 16, 2002.

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(36)                            Filed as Exhibit 10.34 to the 2001 Form 10-KSB and incorporated herein by reference.

(37)                            Filed as Exhibit 10.35 to the 2001 Form 10-KSB and incorporated herein by reference.

(38)                            Filed as Exhibit 10.36 to the June 2002 Form 10-QSB and incorporated herein by reference.

(39)                            Filed as Exhibit 10.37 to the June 2002 Form 10-QSB and incorporated herein by reference.

(40)                            Filed as Exhibit 10.38 to the June 2002 Form 10-QSB and incorporated herein by reference.

(41)                            Filed as Exhibit 10.39 to the June 2002 Form 10-QSB and incorporated herein by reference.

(42)                            Filed as Exhibit 10.40 to the June 2002 Form 10-QSB and incorporated herein by reference.

(43)                            Filed as Exhibit 10.41 to the September 2002 Form 10-QSB and incorporated herein by reference.