Form 10QSB
period 2003-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2003-05-08
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  April 15, 2003 2,569,979 shares

Transitional Small Business Disclosure Format (check one)

Yes  ☐    No  ☒

ITEM 1.  FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEET

MARCH 31, 2003 AND DECEMBER 31,2002

(In Thousands Except Share Amounts)	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$18,218	$18,804
Interest bearing deposits with other banks	500	500
Federal funds sold	13,214	17,678
Available-for-sale investment securities (Amortized cost of $71,735 at March 31, 2003 and $74,992 at December 31, 2002)	74,296	77,723
Loans, less allowance for credit losses of $2,432 at March 31, 2003and $2,433 at December 31, 2002	170,347	156,293
Bank premises and equipment, net	3,087	3,136
Accrued interest receivable and other assets	8,873	8,872
Total assets	$288,535	$283,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$70,216	$73,823
Interest bearing	181,765	172,515
Total deposits	251,981	246,338
Short-term borrowings	7,000	2,000
Long-term borrowings	2,000	7,000
Accrued interest payable and other liabilities	2,855	3,569
Total liabilities	263,836	258,907

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,569,979 and 2,573,242 shares issued and outstanding at March 31, 2003 and December 31, 2002	5,790	5,854
Retained earnings	17,168	16,387
Accumulated other comprehensive income, net of tax	1,741	1,858
Total shareholders’ equity	24,699	24,099
Total liabilities and shareholders’ equity	$288,535	$283,006

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

	For the Three Months Ended March 31,
(In Thousands Except Per Share Amounts)	2003	2002
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,859	$2,609
Interest on Federal funds sold	50	24
Interest and dividends on investment securities:
Taxable	610	657
Exempt from Federal income taxes	176	121
Interest on deposits with other banks	3	2
Total interest income	3,698	3,413
INTEREST EXPENSE:
Interest on deposits	540	615
Other	75	61
Total interest expense	615	676
Net interest income before provision for credit losses	3,083	2,737
PROVISION FOR CREDIT LOSSES	—	—
Net interest income after provision for credit losses	3,083	2,737
NON-INTEREST INCOME:
Service charges	497	352
Rentals from equipment leased to others	221	346
Loan placement fees	135	83
Net realized gain on sales of available-for-sale investment securities	—	26
Other income	208	194
Total non-interest income	1,061	1,001
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,751	1,401
Occupancy and equipment	352	248
Depreciation and provision for losses on equipment leased to others	137	247
Other expense	820	786
Total non-interest expenses	3,060	2,682
Income before income taxes	1,084	1,056
INCOME TAX EXPENSE	303	373
Net income	$781	$683

Basic earnings per share	$0.30	$0.26
Diluted earnings per share	$0.28	$0.25

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

(Unaudited)  (In Thousands Except Share and Per Share Amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income
	Shares	Amount

Balance, January 1, 2002	2,570	$6,049	$13,733	$1,046	$20,828
Comprehensive income
Net income			683		683	$683
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities				(249)	(249)	(249)
Total comprehensive income						$434
Cash dividend - $.05 per share			(130)		(130)
Stock options exercised and related tax benefit	24	155			155
Repurchase and retirement of common Stock	(4)	(41)			(41)

Balance, March 31, 2002	2,590	$6,163	$14,286	$797	$21,246

Balance, January 1, 2003	2,573	$5,854	$16,387	$1,858	$24,099
Comprehensive income
Net income			781		781	$781
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities				(117)	(117)	(117)
Total comprehensive income						$664
Stock options exercised and related tax benefit	2	17			17
Repurchase and retirement of common stock	(5)	(81)			(81)

Balance, March 31, 2003	2,570	$5,790	$17,168	$1,741	$24,699

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In Thousands) (Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$781	$683
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for residual losses on equipment leased to others	(50)	—
Depreciation, amortization and accretion, net	655	516
Net realized gains on sales of available-for-sale investment securities	—	(26)
Loss on sale of equipment	1	—
Net increase in deferred loan fees	114	106
Net increase in accrued interest receivable and other assets	(62)	(776)
Increase in cash surrender value of life insurance	(73)	(49)
Net (decrease) increase in accrued interest payable and other liabilities	(714)	210
Deferred Income tax expense	—	173
Net cash provided by operating activities	701	837

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(5,486)	(7,655)
Proceeds from sales, calls and maturity of available-for-sale investment securities	735	1,045
Proceeds from principal repayments of available-for-sale investment securities	7,710	6,147
Net increase in loans and leases	(14,168)	(11,740)
Purchase of premises and equipment	(121)	(1,061)
Net cash used in investing activities	(11,330)	(13,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	2,054	6,965
Net increase in time deposits	3,589	1,094
Proceeds from borrowings from Federal Home Loan Bank	—	11,000
Repayments to Federal Home Loan Bank	—	(1,000)
Cash paid for dividends	—	(130)
Share repurchase and retirement	(81)	(41)
Proceeds from exercise of stock options	17	155
Net cash provided by financing activities	5,579	18,043

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,050)	5,616
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	36,482	18,123
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,432	$23,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest expense	$635	$681
Income taxes	$125	$283

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(171)	$(415)

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2003 and December 31, 2002; the results of its operations for the three month periods ending March 31, 2003 and 2002 and changes in shareholders’ equity and its cash flows for the three month periods ended March 31, 2003 and 2002 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2002.

Note 2.  STOCK-BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Central Valley Community Bancorp 2000 and 1992 Stock Option Plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	For the Quarter Ended March 31,
	2003	2002

Net earnings as reported	$781,000	$683,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	47,000	50,000

Pro forma net income	$734,000	$633,000

Basid earnings per share - as reported	$0.30	$0.26
Basic earnings per share - pro forma	$0.29	$0.24

Diluted earnings per share - as reported	$0.28	$0.25
Diluted earnings per share - pro forma	$0.26	$0.23

Note 3.  EARNINGS PER SHARE

	For Quarter Ended March 31,
EARNINGS PER SHARE (Unaudited)	2003	2002

Basic earnings per share	$0.30	$0.26
Diluted earnings per share	$0.28	$0.25

Weighted Average Number of Shares Outstanding:

	For Quarter Ended March 31, 2003	For Quarter Ended March 31, 2002
Basic Shares	2,572,154	2,589,268
Diluted Shares	2,782,694	2,715,266

Note 4.  COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive income for the three-month periods ended March 31, 2003 and 2002 was $664,000 and $434,000, respectively.

Note 5.  IMPACT OF NEW FINANCIAL ACCOUNTING STANDARDS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the statement are included in these interim financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133.  The Statement also clarifies when a derivative contains a financing component.  The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.  In management’s opinion, adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; (7) changes in securities markets; and (8) the other risks set forth in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2002.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Quarterly Report on Form 10-QSB the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-QSB.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview:

Central Valley Community Bancorp (OTC:CVCY) (the “Company”) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary.  The Company’s market area includes the entire Central Valley area from Sacramento, California to Bakersfield, California.  To garner public acceptance beyond the Clovis-Fresno area, the Company made a decision in the first half of 2002 to change the name of its one subsidiary, Clovis Community Bank, to Central Valley Community Bank (the “Bank”).

In the first quarter of 2003, the Company reported net income of $781,000 compared to $683,000 in the first quarter of 2002.  The primary contributors to the increase in net income were a $346,000 increase in net interest income, a $60,000 increase in non-interest income and a $70,000 decrease in income tax expense which was partially offset by a $378,000 increase in non-interest expense.

Average earning assets for the first quarter of 2003 were $256,136,000 compared to $200,607,000 for the same period in 2002, an increase of 27.7%.  The major contributor to the increase in average earning assets was a 30.9% increase in average deposits which provided liquidity for the 17.9% increase in average loans.  Loan and deposit growth are discussed in more detail below.

Average accrued interest receivable, bank premises and equipment and other assets increased 23.3% in the periods under review mainly due to  increases in bank premises and equipment and the cash surrender value of bank owned life insurance. The increase in premises and equipment can mainly be attributed to the two new offices opened in 2002.

Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the impact of decreases in the Federal funds interest rate by the Federal Open Market Committee (“FOMC”) in 2001 and 2002.  Managing the decrease in loan yields and the effective rates paid on deposits has become increasingly difficult as deposit rates may be near the bottom of consumer tolerance and customers may seek higher yielding alternatives outside the Bank.

The table on the following page sets forth average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the first quarters of 2003 and 2002.  The average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by average interest earning assets.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE QUARTER ENDED MARCH 31, 2003			FOR THE QUARTER ENDED MARCH 31, 2002
(Unaudited) (Dollars in Thousands)	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$500	$3	2.40%	$100	$1	4.00%
Investment securities:
Taxable securities	61,364	610	3.98%	47,932	658	5.49%
Non-taxable securities	14,527	176	4.85%	9,195	121	5.26%
Total investment securities	75,891	786	4.14%	57,127	779	5.45%
Federal funds sold	17,379	50	1.15%	5,775	24	1.66%
Loans	162,366	2,859	7.04%	137,605	2,609	7.58%
Total interest-earning assets	256,136	3,698	5.78%	200,607	3,413	6.81%
Allowance for credit losses	(2,428)			(2,377)
Non-accrual loans	675			679
Cash and due from banks	16,812			13,902
Premises	3,148			2,079
Other non-earning assets	11,646			9,920
Total average assets	$285,989	$3,698		$224,810	$3,413
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW	$55,688	$34	0.24%	$44,470	$41	0.37%
Money market accounts	64,711	182	1.13%	49,572	204	1.65%
Time certificates of deposit, under $100,000	46,034	267	2.32%	36,006	274	3.04%
Time certificates of deposit, $100,000 and over	13,340	57	1.71%	13,913	96	2.76%
Other borrowed funds	9,000	75	3.33%	9,600	61	2.54%
Federal funds purchased	0	0	—	36	0	1.25%
Total interest-bearing liabilities	188,773	615	1.30%	153,597	676	1.76%
Non-interest bearing demand deposits	70,706			47,337
Other liabilities	1,907			2,523
Shareholders’ equity	24,603			21,353
Total average liabilities and shareholders’ equity	$285,989	$615		$224,810	$676

Interest income and rate earned on average earning assets		$3,698	5.78%		$3,413	6.81%
Interest expense and interest cost related to average interest-bearing liabilities		615	1.30%		676	1.76%

Net interest income and net interest margin		$3,083	4.81%		$2,737	5.46%

The Company’s net interest margin decreased 65 basis points in the periods under review.  The net interest margin for the first quarter of 2003 was 4.81% compared to 5.46% for the first quarter of 2002.  During 2002 and the first quarter of 2003, the Company implemented numerous measures to minimize the impact of the decline in interest rates.  These measures included diversifying the product mix of loans to incorporate “floors”, offering varied rate and term structures on loans to enhance yield, reducing rates paid on interest-bearing deposits, increasing the volume of non-interest bearing deposits, and shortening the investment portfolio average life.

Investment yield decreased 152 basis points in the periods under review.  Mortgage rates continue to be at all-time lows.  This unique interest rate environment has afforded borrowers the ability and opportunity to refinance single-family homes repeatedly which affects the principal pre-payments on collateralized mortgage obligations (CMO) and mortgage backed securities (MBS).  Mortgage rates for 30 year mortgage loans were 5.75% at March 31, 2003 compared to 7.01% at March 31, 2002 (based on information provided by the Federal Home Loan Mortgage Corporation).  Due to the significant growth of deposits, the principal pre-payment cashflows is generally reinvested at a lower yield than the original investment security and any premium amortization may be accelerated.  Refer to “Results of Operations” for further discussion.

West Coast prime rate was 4.25% for the first quarter of 2003 compared to 4.75% for the first quarter of 2002.  The effective yield on loans for those same periods was 7.04% for the first quarter of 2003 and 7.58% for the same period of 2002.  As the Bank’s reference rate, which is generally tied to the West Coast prime rate, decreased 50 basis points in the first quarter of 2003 compared to the same period of 2002, the effective rate paid on deposits and other borrowings decreased 46 basis points. The effective rate on interest bearing liabilities in the first quarter of 2003 was 1.30% compared to 1.76% in the first quarter of 2002.  Refer to “Schedule of Average Balances and Average Yields and Rates”.  However, as stated above, further reductions in deposit rates may become increasingly difficult.  Customers may seek alternative avenues to increase yields on their investments and accept higher risks than those associated with traditional products offered by financial institutions.

The Company’s market focus for loans continues to concentrate on small to medium sized commercial businesses.  These loans offer diversification as to industries and types of business, thus limiting material exposure in any one industry concentration.  The Company offers both fixed and floating interest rate loans and typically obtains collateral in the form of real estate, business equipment, deposit accounts, and accounts receivable, but looks to business cash flow as its primary source of repayment.

As of March 31, 2003, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 30.4% and 64.3% of total loans, respectively. Similar concentrations existed as of December 31, 2002 with commercial and real estate-related loans representing 44.2% and 49.8% of total loans, respectively.

Loan Type (Dollars in Thousands)	March 31, 2003	% of Total loans	December 31, 2002	% of Total loans

Commercial & Industrial	$52,633	30.4%	$51,631	32.4%
Real Estate	80,893	46.6%	78,338	49.2%
Real Estate - construction, land development and other land loans	30,771	17.7%	20,379	12.8%
Consumer & Installment	5,528	3.2%	5,581	3.5%
Agricultural	3,556	2.1%	3,285	2.1%

	173,381	100.0%	159,214	100.0%
Deferred loan fees, net	(602)		(488)
Total loans	$172,779		$158,726

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

Average assets during the first quarter of 2003 were $285,989,000 compared to $224,810,000 for the same period of 2002, an increase of $61,179,000, or 27.2%.  Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following table.

	For the Quarter Ended March 31, 2003	For the Quarter Ended March 31, 2002
Return on average assets	1.09%	1.22%
Return on average equity	12.70%	12.80%

Results of Operations

Net income for the first quarter of 2003 was $781,000 compared to $683,000 in the same period of 2002, a $98,000 increase.  The increase in net income resulted from increases in net interest income after provision for credit losses, increases in non-interest income and decreases in income tax expense which were partially offset by an increase in non-interest expenses.

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

Interest income from loans increased 9.6%, or $250,000, in the periods under review as average total loan volumes increased 17.9% to $163,041,000 for the first quarter of 2003 compared to $138,284,000 for the same period of 2002. The $24,757,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  The current low rate environment has also offered opportunities for many small businesses to make capital improvements.  Additionally, the successes of new offices and the expansion into the Sacramento market have contributed to the increase in volume. No assurance can be given that this level of loan growth will continue.

The Company purchased loans from other financial institutions and brokers during the first quarter of 2003, which also contributed to the increase in volumes. These loans are to borrowers located in the Company’s general market area and undergo the same loan review process as loans originated by the Company.  The Company believes that these loans represent no greater risk factors than loans originated by the Company.

The Company’s loan to deposit ratio at March 31, 2003 was 68.6% compared to 72.3% at March 31, 2002.  This decrease can be mainly attributed to the 30.9% increase in average deposits compared to the 17.9% increase in average loans in the periods under review.  As noted above, this trend has also negatively affected the Company’s net interest margin.

The Company concentrates its lending activities mainly in small to medium sized business related lending, both commercial and real estate, but offers consumer loans, Small Business Administration (SBA) loans, and agricultural lending as well.  At  March 31, 2003 and 2002, SBA loans were $16,160,000 and $13,717,000, respectively. Agricultural and agricultural related loans increased $2,124,000 in the periods under review mainly due to the opening of the Kerman Office.

Average non-accrual loans for the first quarter of 2003 were $675,000 compared to $679,000 for the first quarter of 2002.  At March 31, 2003, the Company had $675,000 in non-accrual loans compared to $679,000 at March 31, 2002.  One agricultural relationship represented approximately 50% of the total non-accrual loans at March 31, 2003.  The ratio of non-accrual loans to total loans decreased to 0.39% at March 31, 2003 compared to 0.47% at March 31, 2002.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	March 31, 2003	December 31, 2002	March 31, 2002

Non-accrual
Commercial & industrial loans	$675	$466	$679
Total non-accrual	$675	$466	$679
Accruing loans past due 90 days or more or more	—0—	—0—	—0—
Restructured loans	—0—	615	627
Total non-performing loans	$675	$1,081	$1,306
Non-accrual loans to total loans	0.4%	0.3%	0.5%

Loans considered to be impaired	$1,222	$952	$595
Related allowance for credit losses on impaired loans	$226	$194	$102

The designation of a loan as non-accrual for financial reporting purposes does not relieve the borrowers of their obligation to pay interest.  Accordingly, the Company may ultimately recover all or a portion of the interest due on these non-accrual loans.  A non-accrual loan returns to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured.

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

The portfolio is comprised of  U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and a small amount of corporate debt instruments.

Investments typically have yields lower than loans.  Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks increased 4.35% in the periods under review.  The increase in these categories of income can be attributed to increases in investment securities volumes.  Average investment securities, Federal funds sold and interest-bearing deposits in other banks increased 48.8% or $30,768,000 to $93,770,000 for the first quarter of 2003 compared to $63,002,000 for the first quarter of 2002 as deposit growth exceeded loan growth.

Average Federal funds sold increased $11,604,000 in the periods under review. The effective yield for Federal funds sold was 1.15% in the first quarter of 2003 compared to 1.66% in the first quarter of 2002.

The amortized cost and estimated market value of available-for-sale investment securities at March 31, 2003 and March 31, 2002 consisted of the following:

March 31, 2003 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government agencies	$9,874	$879		$10,753
Obligations of states and political subdivisions	17,324	904	$(126)	18,102
U.S. Government agencies collateralized by mortgage obligations	42,488	986	(124)	43,350
Corporate bonds	976	42		1,018
Other securities	1,073	—	—	1,073
	$71,735	$2,811	$(250)	$74,296

March 31, 2002 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$8,480	$159	$(41)	$8,598
Obligations of states and political subdivisions	12,993	590	(28)	13,555
U.S. Government agencies collateralized by mortgage obligations	36,292	800	(202)	36,890
Corporate bonds	969	50	—	1,019
Other securities	454	—	—	454
	$59,188	$1,599	$(271)	$60,516

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, and prohibited practices.

In an effort to increase yields without accepting unreasonable risk, a significant portion of new investment purchases has been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”). The Company held $42,488,000, or 59.2% of the total investment portfolio, in MBS and CMOs with an average yield of 3.78% at March 31, 2003 compared to $36,292,000, or 61.3% of the total investment portfolio, with an average yield of 5.36% at March 31, 2002. Principal paydowns of CMOs and MBS for the first quarter of 2003 were $6,436,000. As previously stated, the FOMC lowered the Federal funds rate a total of 475 basis points from January 2001 to March 2003 which created, by the nature of CMOs and MBS, increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment. Additionally, increased cashflows from principal prepayments create accelerated premium amortization, which negatively affects yield and income.

In comparison to the yield on MBS and CMOs, the Company held $9,874,000  in agency securities with an average yield of 4.71% at March 31, 2003 compared to $8,480,000 in agency securities with an average  yield of 5.67% at March 31, 2002.  The difference in yield is primarily a function of the effect of the principal prepayments mentioned above.

The Company recognizes the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  The Company has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio. At March 31, 2003, the Company’s market risk was higher in an increasing rate environment versus a declining rate environment. At March 31, 2003 an immediate rate increase of 200 basis points would result in the estimated decrease in the market value of the Company’s investment portfolio by approximately $3,782,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $2,550,000 at March 31, 2003.  While an immediate shock of 200 basis points is highly unlikely, as evidenced by the changes in interest rates in 2002 and 2001 which were in 25 basis point and 50 basis point increments, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements.

The Company offers a variety of deposit accounts having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.  The Company does not currently have any brokered deposits, and based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.

Interest expense in the first quarter of 2003 was $615,000 compared to  $676,000 in the first quarter of 2002.  This $61,000, or 9.02%, decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates discussed above.  Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Average interest-bearing liabilities for the first quarter of 2003 were $188,733,000 compared to $153,597,000 for the first quarter of 2002, a 22.9%, or $35,176,000 increase.  The effective rate for all interest bearing liabilities was 1.30% in the first quarter of 2003 compared to 1.76% in the first quarter of 2002, a 46 basis point decrease.

	Quarter Ended
	March 31, 2003			March 31, 2002
(Dollars in Thousands)	Quarterly Avg. Balance	%of Total Deposits	Effective Rate	Quarterly Avg. Balance	%of Total Deposits	Effective Rate

NOW Accounts	$40,556	16.1%	0.15%	$32,310	16.9%	0.24%
MMDA Accounts	64,711	25.9%	1.13%	49,572	25.9%	1.65%
Time Deposits	59,374	23.7%	2.18%	49,919	26.1%	2.96%
Savings Deposits	15,132	6.0%	0.49%	12,160	6.4%	0.73%

Total Interest-bearing	179,773	71.7%	1.20%	143,961	75.3%	1.71%

Non-interest Bearing	70,706	28.3%		47,337	24.7%

Total Deposits	$250,479	100.0%		$191,298	100.0%

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

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  Average non-interest bearing deposits increased 49.4% to $70,706,000 for the first quarter of 2003 compared to $47,337,000 for the first quarter of 2002.  New business relationships were the major contributor to this increase.

Other interest expense increased in the periods under review as the Company utilized its Federal Home Loan Bank (“FHLB”) credit line in 2002 in anticipation of short-term liquidity needs and to take advantage of opportunities to lock in low funding rates for increased loan growth.  While the loan growth met expectations, the deposit growth exceeded expectations.  Borrowings from the FHLB were $9,000,000 at March 31, 2003 and $13,000,000 at March 31, 2002.    The average maturies and average rate of the borrowings at March 31, 2003 was .88 years and 3.35%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses in the first quarter of 2003 was $3,083,000 compared to $2,737,000 in the first quarter of 2002, an increase of $346,000, or 12.6%.

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

The Company made no additions to the allowance for credit losses in the periods under review mainly due to decreased levels of risk-rated loans and increased recoveries on previously charged off loans.   Additionally, the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years, declined to 0.031% for 2002 compared to  0.209% for 2001  and 0.295% for 2000.

At March 31, 2003, December 31, 2002 and March 31, 2002, the Company’s recorded investment in loans that were considered to be impaired totaled $1,222,000, $952,000, and $595,000 respectively.  The related allowance for credit losses on these impaired loans was $226,000, $194,000 and $102,000, respectively. The Company had no restructured loans and no accruing loans past due 90 days or more at March  31, 2003.

An analysis of the changes in the allowance for credit losses for the three-month periods ended March 31, 2003 and 2002 is as follows:

	For the Three Month Period Ended March 31,
(In Thousands)	2003	2002

Balance, beginning of the year	$2,433	$2,474
Provision charged to operations	-0-	-0-
Losses charged to the allowance	(52)	(296)
Recoveries on loans previously charged off	51	39

Balance, end of period	$2,432	$2,217

The ratio of net credit losses to total average loans outstanding was immaterial in the first quarter of 2003 compared to 0.19% in the first quarter of 2002.  Net charge-offs were $1,000 in the first quarter of 2003 and $257,000 in the first quarter of 2002. Non-performing loans at March 31, 2003, December 31, 2002 and March 31, 2002 were $675,000, $1,081,000 and $1,306,000, respectively.  The ratio of non-performing loans to the allowance for credit losses at March 31, 2003 was 19.5%, 44.4% at December 31, 2002 and  58.9% at March 31, 2002.  The allowance for credit losses was $2,432,000, or 1.41% of total loans at March 31, 2003 compared to $2,217,000 or 1.53% of total loans at March 31, 2002.

Based on information currently available, management believes that the allowance for credit losses will be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

NON-INTEREST INCOME

Non-interest income includes service charge income, rental income from equipment leased to others, loan placement fees and other income as well as realized gains on securities transactions.

Non-interest income increased $60,000, or 6.0%, to $1,061,000 in the first quarter of 2003 compared to  $1,001,000 in the first quarter of 2002. The major contributors were increases in service charge income, loan placement fees, and other non-interest income which were partially offset by decreases in rentals from equipment leased to others and net realized gains on sales of investment securities.

Service charge income increased $145,000, or 41.2% in the periods under review.  The Bank introduced a successful new deposit product, Overdraft Privilege Account, in the second half of 2002, which was the main contributor to the increase.  Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were also contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service expenses.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional service charges.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $52,000, or 62.7%, in the periods under review.  The 50 basis point reduction in late 2002 and the 475 basis point reductions in 2001 in the Federal funds rate by the FOMC provided consumers with numerous opportunities for refinancing of single-family homes.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

 Rental income from equipment leased to others decreased $125,000 or 36.1% in the periods under review.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.  Equipment leased to others was $103,000 at March 31, 2003 compared to $970,000 at March 31, 2002.

Net realized gain on sales of investment securities decreased $26,000 in the periods under review.  There were no investment sales in the first quarter of 2003.

Other non-interest income increased $14,000, or 7.2%, to $208,000 in the first quarter of 2003 compared to $194,000 in the first quarter of 2002.  The primary contributor to the increase was income earned on bank owned life insurance.

NON-INTEREST EXPENSES

Total non-interest expenses for the first quarter of 2003 increased by $378,000, or 14.1% compared to the same period in 2002.  Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.  The major components of the increase were salaries, occupancy expenses, and other non-interest expenses, which were partially offset by a decrease in depreciation on equipment leased to others.

Salaries and employee benefits increased $350,000, or 25.0%, in the first quarter of 2003 compared to the first quarter of 2002.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Benefits costs include performance incentives, salary deferral, group health insurance and worker’s compensation insurance.  Additional personnel for the new Sacramento and Kerman Offices were also partially responsible for the increase.  These increases correspond to the Company’s overall strategic plan and design.

Occupancy and equipment expense increased $104,000 or 42.0%, in the periods under review. Depreciation expenses associated with the opening of two new offices, remodeling costs in 2002, and the Bank’s name change in 2002 were contributors to the increase.

Depreciation expense and the provision for losses on equipment leased to others decreased $110,000, or 44.5%, in the first quarter of 2003 compared to the first quarter of 2002.  As discussed above, the Company has decided not to actively pursue  any additional lease purchases resulting in the decrease in expense.

Other expenses increased $34,000, or 4.3% to $820,000 in the first quarter of 2003 from $786,000 in the first quarter of 2002.  Operating losses due to a branch robbery and provisions for losses on Overdraft Privilege Accounts were the major contributors to the increase.

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio at March 31, 2003 was 73.8% compared to 71.8% at March 31, 2002.  This means that for every dollar of income generated, the cost of that income was 74 cents in the first quarter of 2003 and 72 cents in the first quarter of 2002.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 68.6% at March 31, 2003 remains lower than the Company’s peers.

Income tax expense was $303,000 for the first quarter of 2003 compared to $373,000 for the first quarter of 2002.  The Company’s effective tax rate decreased to 28.0% in the first quarter of 2003 from 35.3% in the first quarter of 2002.  The change is primarily attributable to changes in the mix of taxable and non-taxable interest income in the years under review, and the Bank’s real estate investment trust, Central Valley Community Realty, LLC (“CVCR”).  The Bank formed a real estate investment trust in the second quarter of 2002 which invests in the Bank’s real estate related assets.  CVCR, as a real estate investment trust, is afforded certain tax advantages which reduce state income tax expense.  However, no assurance can be given that the Company will continue to realize these tax advantages.

OFF BALANCE SHEET COMMITMENTS

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

The following table shows the distribution of the Company’s undisbursed loan commitments for the quarters ended March 31, 2003 and 2002, respectively.

Loan Type (In Thousands)	March 31, 2003	March 31, 2002

Commercial & Industrial	$45,256	$27,814
Real Estate	21,324	27,426
Consumer & Installment	14,083	9,384

Total	$80,663	$64,624

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

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated statements.  Capital adequacy guidelines involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated quarterly average assets and risk-weighted assets of the Company and the quarterly average assets and risk-weighted assets of the Bank are not materially different at March 31, 2003.  Management believes that the Company and the Bank continue to exceed minimum capital adequacy requirements as of March 31, 2003.

In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Tier 1 capital is comprised of common shareholders’ equity as modified by certain regulatory adjustments such as intangible assets, deferred taxes, and the effects of other comprehensive income or loss.  The Bank continues to maintain capital levels substantially above those required for a well-capitalized bank under current capital adequacy regulations.

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

On December 18, 2002, the Company announced a two-for-one stock split which was effected on January 6, 2003, and a stock repurchase program effective January 1, 2003 and ending December 31, 2003 with the intent to purchase up to $500,000 or approximately 2% of its common stock.  At March 31, 2003, the Company had repurchased 5,463 shares at a cost of $81,672.

The Company has had two prior stock repurchase programs for the repurchase of up to $500,000 or 3% of its common stock under each plan.  The combined results of the programs were that 92,612 shares had been repurchased at a cost of $982,619 as of December 31, 2002.

The following table presents the Company’s capital ratios as of March 31, 2003 and December 31, 2002.

Total as of March 31, 2003 (Unaudited)	Actual		To Be Well- Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	25,387,000	12.8%	19,791,000	10.0%	$15,833,000	8.0%
Tier 1 Capital (to risk weighted assets)	22,955,000	11.6%	11,874,000	6.0%	7,916,000	4.0%
Tier 1 Capital (to average assets)	22,955,000	8.0%	14,299,000	5.0%	11,440,000	4.0%

Total as of December 31,2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$24,550,000	13.2%	$18,549,000	10.0%	$14,839,000	8.0%
Tier 1 Capital (to risk weighted assets)	$22,236,000	12.0%	$11,129,000	6.0%	$7,419,000	4.0%
Tier 1 Capital (to average assets)	$22,236,000	8.0%	$13,915,000	5.0%	$11,132,000	4.0%

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.

LIQUIDITY MANAGEMENT

The objective of our liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs.  The liquidity position must be managed to allow the Company to meet the needs of its clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectation of the shareholders.  Sources and uses of funds are monitored on a daily basis to maintain an acceptable liquidity position assessing historical information such as seasonal demand, local economic cycles, and the economy in general.  In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Company has the ability to sell securities , obtain Federal Home Loan Bank (“FHLB”) advances or purchase overnight Federal Funds.  Additionally, current ratios, management goals, and unique characteristics of the Company are considered.  Management accomplishes this objective through the selection of asset and liability maturity mixes that it believes will meet the Company’s needs.

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets, which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold, available for sale investment securities (less pledged securities) and loans maturing within the next 90 days averaged $112,121,000 for the first quarter of 2003, or 39.2% of average assets, compared to $72,265,000, or 32.1% of average assets for the first quarter of 2002.  The ratio of average liquid assets to average demand deposits was 158.6% for the first quarter of 2003 compared to 152.7% for the first quarter of 2002.  The Company’s loan to deposit ratio at March 31, 2003 was 68.6% compared to 72.3% at March 31, 2002.

Unpledged investment securities may also provide liquidity through principal paydowns, maturities, or by selling the investment.  At March 31, 2003, $48,107,000 in unpledged securities was available as collateral for borrowing or sale.

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $8,000,000 and $6,000,000 at March 31, 2003 and 2002, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at March 31, 2003 and 2002, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,617,000 and $5,287,000 and market values totaling $3,700,000 and $5,517,000, respectively.  In addition, the Bank had a credit line with the Federal Home Loan Bank at March 31, 2003 and 2002, which bears interest at the prevailing interest rate collateralized by investment securities with amortized costs totaling $11,431,000 and $14,677,000 and market values totaling $12,395,000 and $14,825,000, respectively.  The amount of the credit line varies according to the Bank’s investment and loan portfolio make-up.

At March 31, 2003 and 2002, respectively, the Bank had $9,000,000 and $13,000,000 outstanding on these credit lines.  Average maturity of the advances was .88 years at an average rate of 3.35%.

As discussed previously, the Bank borrowed funds from the FHLB during 2002 to meet anticipated liquidity needs.  The Company analyzes the advantages and disadvantages of borrowing funds versus selling existing investment securities and their respective rates and yields.

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

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on other industries primarily because the assets and liabilities of financial institutions consist largely of monetary items.  However, financial institutions are affected by inflation in part through non-interest expenses, such as salaries and occupancy expenses, and to some extent by changes in interest rates.

ITEM 3.                                           CONTROLS AND PROCEDURES

(a)           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

ITEM 6.                                           EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibit 10.43 Amendment to the Split Dollar Agreement and Policy Endorsement with Central Valley Community Bank by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 3, 2003.

Exhibit 10.44 Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement, by and between Central Valley Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 3, 2003.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date: May 5, 2003	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 5, 2003	By:	/s/ G. Graham
G. Graham, Chief Financial Officer

CERTIFICATIONS

I, Daniel J. Doyle, certify that:

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Daniel J. Doyle	Date: May 5, 2003
Daniel J. Doyle,
President and Chief Executive Officer (principal executive officer)

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Gayle Graham	Date: May 5, 2003
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)