Form 10KSB/A
period 2001-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2003-05-21
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $ 19,268,691 *

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 15, 2002:  $ 14,834,820 *.

State the number of shares of Common Stock outstanding as of March 15, 2002:  1,295,489 *

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

* Amount unchanged from original 10-KSB of Central Valley Community Bancorp filed with the Securities and Exchange Commission on March 21, 2002.

EXPLANATORY NOTE

The undersigned registrant hereby amends Item 9 and Item 11 of Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 21, 2002.

TABLE OF CONTENTS

ITEM 9 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 11 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SIGNATURES

PART III

ITEM 9 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best knowledge of the Company, the only greater than ten-percent holder of the Company’s common stock is Mr. Louis McMurray and his related interests.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2001 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except that Thomas Sommer failed to include on his initial Form 5 one transaction involving a sale of stock, which was subsequently reported on an amended Form 5, and that Director Joseph B. Weirick failed to file a Form 5 to report the sale of 2,000 shares of Company Common Stock in November 2001, which was subsequently reported on a Form 5 which was filed with the SEC on May 19, 2003.

ITEM 11 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

As of March 26, 2002, no individual (including any “group”, i.e., two or more persons acting as a partnership, limited partnership, syndicate or group for the purpose of acquiring, holding or disposing of voting stock issued by the Company) known to the Company owned beneficially more than five percent (5%) of the outstanding shares of its Common Stock except as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Daniel N. Cunningham 2517 West Shaw, Suite 109 Fresno, CA 93711	108,693	(1)	8.38%

Steven D. McDonald 2975 S. MacDonough Road Sanger, CA 93657	96,590	(2)	7.41%

Louis McMurray P.O. Box 569 Fresno, CA 93709	151,495	(3)	11.57%

Financial Institutions Partners II, L.P. and Hovde Capital, L.L.C. 1629 Colonial Parkway Inverness, IL 60067	104,336	(3)	7.96%

Donald H. Bruegman 198 Trout Lake Drive Sanger, CA 93657	66,450	(5)	5.07%

(1)           Includes 21,780 shares held as trustee for the Bradley and Joanne Quinn Living Trust as to which Mr. Cunningham disclaims beneficial ownership and 30,627 shares held under a power of attorney executed in favor of Mr. Cunningham by Eric Quinn as to which Mr. Cunningham disclaims beneficial ownership.  Also includes 1,000 shares which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the Central Valley Community Bancorp 2000 Stock Option Plan (the “2000 Plan”).

(2)           Includes 4,075 shares held as custodian for Mr. McDonald’s minor children, 402 shares held by Mr. McDonald’s spouse, 5,159 shares held in a family trust, 6,598 shares which may be acquired which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the Clovis Community Bank 1992 Stock Option Plan (the “1992 Plan”), and 1,000 shares which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the 2000 Plan.

(3)           Includes 13,134 shares held as Trustee of the Charles McMurray Living Trust, 13,137 shares held as Trustee of the Jed McMurray Living Trust, 100,528 shares held as Trustee of the Louis McMurray Living Trust, 10,500 shares held as Trustee of the Lou and Dena McMurray Living Trust, 13,196 shares which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the 1992 Plan and 1,000 shares which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the 2000 Plan.

(4)           Based on information contained in an Acquisition Statement under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated November 9, 1998 received by the Company’s wholly-owned subsidiary, Clovis Community Bank (the “Bank”) from Financial Institutions Partners II, L.P. and Hovde Capital, L.L.C., which Acquisition Statement states that Hovde Capital, L.L.C. is the general partner of Financial Institutions Partners II, L.P.

(5)           Based on information contained in the most recent Acquisition Statement under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) known to the Company to have been filed by Mr. Bruegman with the Federal Deposit Insurance Corporation (“FDIC”).

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to those persons nominated by the Board of Directors for election as director at the 2003 Annual Meeting of Shareholders of the Company, and certain Executive Officers of the Company and the Bank, including Daniel J. Doyle, President and Chief Executive Officer, Gayle Graham, Senior Vice President and Chief Financial Officer, Gary Quisenberry, Senior Vice President, Commercial and Business Banking, Thomas L. Sommer, Senior Vice President and Credit Administrator, and Shirley Wilburn, Senior Vice President, Consumer and Retail Banking (the “Named Executive Officers”), as well as with respect to all directors and executive officers as a group. All of the shares shown in the following table are owned both of record and beneficially except as indicated in the notes to the table. There is no family relationship between any of the directors or principal officers other than Sidney B. Cox and Wanda L. Rogers who are brother and sister.

Directors and Nominees, and Officers	Age	Positions Held With the Company	Director or Officer Since	Shares Beneficially Owned as of March 26, 2002
				Number		Percent of Class
Sidney B. Cox	71	Director	2000	12,450	(1)	*

Daniel N. Cunningham	65	Chairman of the Board and Director	2000	108,693	(2)	8.38%

Edwin S. Darden Jr.	57	Director	2001	7,100		*

Daniel J. Doyle	55	President, Chief Executive Officer and Director	2000	40,335	(3)	3.03%

Gayle Graham	55	Senior Vice President and Chief Financial Officer	2000	7,053	(4)	*

Steven D. McDonald	52	Director	2000	96,590	(5)	7.41%

Louis McMurray	55	Director	2000	151,495	(6)	11.57%

Gary Quisenberry	50	Senior Vice President, Commercial and Business Banking(11)	2000	3,200	(7)	*

Wanda L. Rogers	69	Director	2000	43,607	(1)	3.36%

William S. Smittcamp	49	Director	2000	28,152	(1)	2.17%

Thomas L. Sommer	54	Senior Vice President and Credit Administrator	2000	14,199	(8)	2.17%

Joseph B. Weirick	63	Director	2000	37,274	(9)	2.87%

Shirley Wilburn	59	Senior Vice President, Consumer and Retail Banking(11)	2000	1,600	(10)	*

All directors and executive officers of the Company and the Bank as a group (13 in number)				551,748		40.19%

* Beneficial ownership does not exceed one percent of common stock outstanding.

(1) Includes 1,000 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(2) See Principal Shareholders, note (1).

(3) Includes 9,375 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan. Also, includes 24,900 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(4) Includes 1,000 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan. Also includes 6,053 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(5) See Principal Shareholders, note (2).

(6) See Principal Shareholders, note (3).

(7) Includes 3,200 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan.

(8) Includes 2,600 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan. Also includes 1,720 shares which may be acquired upon exercise of options granted pursuant to the 2000 Plan.

(9) Includes 1,529 shares owned of record by Mr. Weirick’s wife, 7,922 shares owned of record by a minor child and 1,000 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(10) Includes 1,600 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan.

(11) Mr. Quisenberry and Mrs. Wilburn are officers of the Bank only.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: May 20, 2003	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

I, Daniel J. Doyle, certify that:

1.               I have reviewed this annual report on Form 10-KSB/A of CENTRAL VALLEY COMMUNITY BANCORP; and

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

/s/ Daniel J. Doyle	Date: May 20, 2003
Daniel J. Doyle,
President and Chief Executive Officer and Director (principal executive officer)

I, Gayle Graham, certify that:

1.               I have reviewed this annual report on Form 10-KSB/A of CENTRAL VALLEY COMMUNITY BANCORP; and

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

/s/ Gayle Graham	Date: May 20, 2003
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)