Form 10KSB/A
period 2002-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2003-05-21
CIK 1127371

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $ 18,747,213 *

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 10, 2003:  $23,401,608 *.

State the number of shares of Common Stock outstanding as of March 10, 2003:  2,574,242 *

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No   ☒

* Amount unchanged from original 10-KSB of Central Valley Community Bancorp filed with the Securities and Exchange Commission on March 31, 2003.

EXPLANATORY NOTE

The undersigned registrant hereby amends Item 9 and Item 11 of Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2002 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except that Director Joseph B. Weirick failed to file a Form 5 to report the sale of 2,000 shares of Company Common Stock in November 2001, which was subsequently reported on a Form 5 which was filed with the SEC on May 19, 2003.

ITEM 11 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL SHAREHOLDERS

As of March 24, 2003, no individual (including any “group”, i.e., two or more persons acting as a partnership, limited partnership, syndicate or group for the purpose of acquiring, holding or disposing of voting stock issued by the Company) known to the Company owned beneficially more than five percent (5%) of the outstanding shares of its Common Stock except as follows:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Daniel N. Cunningham 2517 West Shaw, Suite 109 Fresno, CA 93711	214,086	(1)	8.30%

Steven D. McDonald 2975 S. MacDonough Road Sanger, CA 93657	195,180	(2)	7.53%

Louis McMurray P.O. Box 569 Fresno, CA 93709	304,990	(3)	11.77%

Donald H. Bruegman 198 Trout Lake Drive Sanger, CA 93657	132,900	(4)	5.16%

(1)                                  Includes 43,560 shares held as trustee for the Bradley and Joanne Quinn Living Trust as to which Mr. Cunningham disclaims beneficial ownership and 61,254 shares held under a power of attorney executed in favor of Mr. Cunningham by Eric Quinn as to which Mr. Cunningham disclaims beneficial ownership.  Also includes 4,000 shares which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the Central Valley Community Bancorp 2000 Stock Option Plan (the “2000 Plan”).

(2)                                  Includes 4,400 shares held as custodian for Mr. McDonald’s minor children, 804 shares held by Mr. McDonald’s spouse, 14,068 shares held in a family trust, 13,196 shares which may be acquired which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the Clovis Community Bank 1992 Stock Option Plan (the “1992 Plan”), and 4,000 shares which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the 2000 Plan.

(3)                                  Includes 26,268 shares held as Trustee of the Charles McMurray Living Trust, 26,274 shares held as Trustee of the Jed McMurray Living Trust, 214,252 shares held as Trustee of the Louis McMurray Living Trust, 21,000 shares held as Trustee of the Lou and Dena McMurray Living Trust, 13,196 shares which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the 1992 Plan and 4,000 shares which may be acquired within 60 days of the Record Date upon the exercise of options granted pursuant to the 2000 Plan.

(4)                                  Based on information contained in the most recent Acquisition Statement under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) known to the Company to have been filed by Mr. Bruegman with the Federal Deposit Insurance Corporation (“FDIC”).

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information with respect to those persons nominated by the Board of Directors for election as director at the 2003 Annual Meeting of Shareholders of the Company, and certain Executive Officers of the Company and Central Valley Community Bank (the “Bank”), including Daniel J. Doyle, President and Chief Executive Officer, Gayle Graham, Senior Vice President and Chief Financial Officer, Gary Quisenberry, Senior Vice President, Commercial and Business Banking, Thomas L. Sommer, Senior Vice President and Credit Administrator, and Shirley Wilburn, Senior Vice President, Consumer and Retail Banking (the “Named Executive Officers”), as well as with respect to all directors and executive officers as a group. All of the shares shown in the following table are owned both of record and beneficially except as indicated in the notes to the table. There is no family relationship between any of the directors or principal officers other than Sidney B. Cox and Wanda L. Rogers who are brother and sister.

Directors and Nominees, and Officers	Age	Positions Held With the Company	Director or Officer Since	Shares Beneficially Owned as of March 24, 2003
				Number		Percent of Class

Sidney B. Cox	72	Director	2000	23,330	(1)	*

Daniel N. Cunningham	66	Chairman of the Board and Director	2000	214,086	(2)	8.30%

Edwin S. Darden Jr.	58	Director	2001	24,700	(4)	*

Daniel J. Doyle	56	President, Chief Executive Officer and Director	2000	101,920	(3)	3.83%

Gayle Graham	56	Senior Vice President and Chief Financial Officer	2000	18,686	(5)	*

Steven D. McDonald	53	Director	2000	195,180	(6)	7.53%

Louis McMurray	56	Director	2000	304,990	(7)	11.77%

Gary Quisenberry	51	Senior Vice President, Commercial and Business Banking(12)	2000	10,900	(8)	*

Wanda L. Rogers	70	Director	2000	89,214	(1)	3.46%

William S. Smittcamp	50	Director	2000	58,304	(1)	2.26%

Thomas L. Sommer	55	Senior Vice President and Credit Administrator	2000	33,518	(9)	1.30%

Joseph B. Weirick	64	Director	2000	70,672	(10)	2.74%

Shirley Wilburn	60	Senior Vice President, Consumer and Retail Banking(12)	2000	7,200	(11)	*

All directors and executive officers of the Company and the Bank as a group (13 in number)				1,152,700		41.61%

*Beneficial ownership does not exceed one percent of common stock outstanding.

(1) Includes 4,000 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(2) See Principal Shareholders, note (1).

(3) Includes 25,000 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan. Also, includes 64,800 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(4) Includes 2,000 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(5) Includes 3,000 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan. Also includes 15,686 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(6) See Principal Shareholders, note (2).

(7) See Principal Shareholders, note (3).

(8) Includes 9,600 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan. Also includes 800 shares which may be acquired upon exercise of options granted pursuant to the 2000 Plan.

(9) Includes 7,800 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan. Also includes 5,960 shares which may be acquired upon exercise of options granted pursuant to the 2000 Plan.

(10) Includes 3,058 shares owned of record by Mr. Weirick’s wife, 15,844 shares owned of record by a child and 4,000 shares which may be acquired upon the exercise of options granted pursuant to the 2000 Plan.

(11) Includes 6,400 shares which may be acquired upon the exercise of options granted pursuant to the 1992 Plan. Also includes 800 shares which may be acquired upon exercise of options granted pursuant to the 2000 Plan.

(12) Mr. Quisenberry and Mrs. Wilburn are officers of the Bank only.

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