Form 10-Q
period 2003-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2003-08-11
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 5, 2003
2,596,449 shares

Transitional Small Business Disclosure Format (check one)

Yes  ☐     No  ☒

ITEM 1. FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEET

JUNE 30, 2003 AND DECEMBER 31,2002

(In Thousands Except Share Amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$22,768	$18,804
Interest bearing deposits with other banks	500	500
Federal funds sold	10,870	17,678
Available-for-sale investment securities (Book value of $91,464 at June 30, 2003 and $74,992 at December 31, 2002)	94,432	77,723
Loans, less allowance for credit losses of $2,361 at June 30, 2003 and $2,433 at December 31, 2002	171,628	156,293
Bank premises and equipment, net	3,055	3,136
Accrued interest receivable and other assets	8,661	8,872
Total assets	$311,914	$283,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$82,365	$73,823
Interest bearing	192,651	172,515
Total deposits	275,016	246,338
Short-term borrowings	7,000	2,000
Long-term borrowings	1,000	7,000
Accrued interest payable and other liabilities	3,263	3,569

Total liabilities	286,279	258,907

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,581,629 and 2,573,242 shares issued and outstanding at June 30, 2003 and December 31, 2002	5,885	5,854
Retained earnings	17,732	16,387
Accumulated other comprehensive income, net of tax	2,018	1,858
Total shareholders’ equity	25,635	24,099
Total liabilities and shareholders’ equity	$311,914	$283,006

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended June 30, 2003 and 2002

(In Thousands Except Per Share Amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited)	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$3,109	$2,831	$5,968	$5,441
Interest on Federal funds sold	59	21	109	45
Interest and dividends on investment securities:
Taxable	552	630	1,162	1,288
Exempt from Federal income taxes	183	120	359	241
Interest on deposits with other banks	3	1	6	1
Total interest income	3,906	3,603	7,604	7,016
INTEREST EXPENSE:
Interest on deposits	527	581	1,067	1,196
Other	73	102	148	163
Total interest expense	600	683	1,215	1,359
Net interest income before provision for credit losses	3,306	2,920	6,389	5,657
PROVISION FOR CREDIT LOSSES	—	—	—	—
Net interest income after provision for credit losses	3,306	2,920	6,389	5,657
NON-INTEREST INCOME:
Service charges	527	538	1,024	890
Rentals from equipment leased to others	138	274	359	620
Loan placement fees	136	64	271	147
Net realized gain on sales of investment securities	—	—	—	26
Other income	223	191	431	385
Total non-interest income	1,024	1,067	2,085	2,068
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,823	1,525	3,574	2,926
Occupancy and equipment	408	322	760	570
Depreciation and provision for losses on equipment leased to others	92	247	229	494
Other expense	877	1,046	1,697	1,832
Total non-interest expenses	3,200	3,140	6,260	5,822
Income before income taxes	1,130	847	2,214	1,903
INCOME TAX EXPENSE	308	238	611	611
Net income	$822	$609	$1,603	$1,292

Basic earnings per share	$0.32	$0.24	$0.62	$0.50
Diluted earnings per share	$0.29	$0.22	$0.57	$0.47

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

(Unaudited) (In Thousands Except Share and Per Share Amounts)

	Stock	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

Balance, January 1, 2002	2,570	$6,049	$13,733	$1,046	$20,828
Comprehensive income
Net income			1,292		1,292	$1,292
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				156	156	156
Total comprehensive income						$1,448
Cash dividend - $.10 per share			(130)		(130)
Stock options exercised and related tax benefit of $61	26	167			167
Repurchase and retirement of common stock	(8)	(87)			(87)

Balance, June 30, 2002	2,588	$6,129	$14,895	$1,202	$22,226

Balance, January 1, 2003	2,573	$5,854	$16,387	$1,858	$24,099
Comprehensive income
Net income			1,603		1,603	$1,603
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				160	160	160
Total comprehensive income						$1,763
Cash dividend - $.10 per share			(258)		(258)
Stock options exercised and related tax benefit of $0	14	112			112
Repurchase and retirement of common stock	(5)	(81)			(81)
Balance, June 30, 2003	2,582	$5,885	$17,732	$2,018	$25,635

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(In Thousands) (Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,603	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment to allowance for residual losses on equipment leased to others	(50)	—
Depreciation, amortization and accretion, net	1,239	1,092
Net realized gains on sales of available-for-sale investment securities	—	(26)
Loss (gain) on sale of equipment	10	(1)
Net increase in deferred loan fees	104	56
Net decrease (increase) in accrued interest receivable and other assets	50	(690)
Increase in cash surrender value of life insurance	(142)	(119)
Net decrease in accrued interest payable and other liabilities	(307)	(34)
Deferred Income tax expense	—	187
Net cash provided by operating activities	2,507	1,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(32,799)	(9,607)
Proceeds from sales, calls and maturity of available-for-sale investment securities	1,955	1,955
Proceeds from principal repayments of available-for-sale investment securities	13,758	10,908
Net increase in loans and leases	(15,439)	(21,538)
Proceeds from sale of equipment	—	7
Purchase of premises and equipment	(278)	(1,307)
Purchase of single premium cash surrender value life insurance policies	—	(1,475)
Net cash used in investing activities	(32,803)	(21,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	25,352	13,681
Net increase in time deposits	3,326	1,767
Proceeds from borrowings from Federal Home Loan Bank	—	14,000
Repayments to Federal Home Loan Bank	(1,000)	(2,000)
Cash paid for dividends	(258)	(130)
Share repurchase and retirement	(81)	(87)
Proceeds from exercise of stock options	113	106
Net cash provided by financing activities	27,452	27,337

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,844)	8,037
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	36,482	18,123
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,638	$26,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest expense	$1,239	$1,323
Income taxes	$700	$445

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$236	$261

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2003 and December 31, 2002; the results of its operations for the three month periods ended June 30, 2003 and 2002 and six-month periods ended June 30, 2003 and 2002, and changes in its shareholders’ equity and its cash flows for the six-month periods ended June 30, 2003 and 2002 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2002.

Note 2.          STOCK-BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Central Valley Community Bancorp 2000 and 1992 Stock Option Plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net earnings as reported	$822,000	$609,000	$1,603,000	$1,292,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	50,000	50,000	97,000	100,000

Pro forma net income	$772,000	$559,000	$1,506,000	$1,192,000

Basic earnings per share - as reported	$0.32	$0.24	$0.62	$0.50
Basic earnings per share - pro forma	$0.30	$0.22	$0.59	$0.46

Diluted earnings per share - as reported	$0.29	$0.22	$0.57	$0.47
Diluted earnings per share - pro forma	$0.28	$0.21	$0.55	$0.44

Note 3.          EARNINGS PER SHARE (EPS)

	For Quarters Ended June 30,
EARNINGS PER SHARE (Unaudited)	2003	2002
Basic earnings per share	$0.32	$0.24
Diluted earnings per share	$0.29	$0.22

	For Six Months Ended June 30,
EARNINGS PER SHARE (Unaudited)	2003	2002
Basic earnings per share	$.62	$.50
Diluted earnings per share	$.57	$.47

Weighted Average Number of Shares Outstanding

	For Quarter Ended June 30, 2003	For Quarter Ended June 30, 2002
Basic Shares	2,576,886	2,589,103
Diluted Shares	2,807,785	2,739,739

	For Six Months Ended June 30, 2003	For Six Months Ended June 30, 2002
Basic Shares	2,574,520	2,589,185
Diluted Shares	2,795,220	2,727,503

Note 4.          COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive income for the three-month periods ended June 30, 2003 and 2002 was $1,099,000 and $1,014,000, respectively.  For the six-month periods ended June 30, 2003 and 2002, comprehensive income totaled $1,763,000 and $1,448,000, respectively.

Note 5.          IMPACT OF NEW FINANCIAL ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based  compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the statement are included in these interim financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No.  133.  The Statement also clarifies when a derivative contains a financing component.  The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.  In management’s opinion, adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Certain of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements.  The remaining provisions of this Statement incorporate the FASB’s intention to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement concludes the first phase of the FASB’s redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  In management’s opinion, adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In the first six months of 2003, the Company, like all financial institutions, was challenged by pressure on its net interest margin.  Competition for commercial and real estate loans in the Company’s market area is very strong as the major banks have lowered their loan dollar targets to market to smaller businesses, which is the Company’s niche.  Additionally, major banks, regional banks, and community banks outside our market area, have opened satellite or loan production offices in the Company’s market area.  This increased competition requires that the Company closely monitor its pricing methods without foregoing pricing the loans for the inherent credit risks.  Additionally, deposit pricing, which is at all time lows, continues to resist additional decreases in deposit rates as customers demand “something” for their deposits.   The combination of these two dynamics were major contributors to the  decrease of 61 basis points in the Company’s net interest margin comparing the first six months of 2003 and 2002.

However, the strategic plans the Company put in place in prior years have provided the basis that enabled the Company to increase its net interest income by 12.9% or $732,000 in comparing the same periods.  Total average loans increased 16.7% and average deposits increased 31.0% for the first six months of 2003 compared to the same period of 2002.  Interest income from loans and investments increased $588,000, and deposit and other borrowings interest expense decreased $144,000 in the periods under review.

The strategic plans the Company implemented in 2001 and 2002 included increased focus on sales culture, customer service standards, providing our employees with the ability to react quickly, flexibility in structuring banking services, increased commitment of resources in the Small Business Administration (SBA) and agricultural lending areas, and expansion into the Sacramento area with private banking services offered in a full service office.

The Company had record net income of $1,603,000 for the first six months of 2003 compared to $1,292,000 for the same period of 2002.  This 24.0% increase equates to basic earnings per share (EPS) of $0.62 and diluted EPS of $0.57, respectively.

Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following table.

(Unaudited)	For the Quarter Ended June 30, 2003	For the Quarter Ended June 30, 2002
ROA	1.10%	1.02%
ROE	12.90%	11.07%

(Unaudited)	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
ROA	1.10%	1.11%
ROE	12.80%	11.92%

QUARTERLY AVERAGE BALANCES

The table below sets forth quarterly average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yield earned or rates paid thereon for the second quarter of 2003 and 2002.  The quarterly average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by quarterly average interest earning assets and not computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE QUARTER ENDED JUNE 30, 2003			FOR THE QUARTER ENDED JUNE 30, 2002
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE

ASSETS
Interest-earning deposits in other banks	$500	$3	2.40%	$100	$1	4.00%
Investment securities:
Taxable securities	59,673	552	3.70%	48,860	630	5.16%
Non-taxable securities	14,672	183	4.99%	9,384	120	5.12%
Total investment securities	74,345	735	3.95%	58,244	750	5.15%
Federal funds sold	20,464	59	1.15%	5,079	21	1.65%
Loans	173,193	3,109	7.18%	149,335	2,831	7.58%
Total interest-earning assets	268,502	3,906	5.82%	212,758	3,603	6.77%
Allowance for credit losses	(2,405)			(2,336)
Non-accrual loans	626			948
Cash and due from banks	17,154			13,913
Premises	2,993			2,876
Other non-earning assets	12,616			10,678
Total average assets	$299,486	$3,906		$238,837	$3,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$55,448	$30	0.22%	$45,970	$43	0.37%
Money market accounts	71,127	179	1.01%	48,086	191	1.59%
Time certificates of deposit, under $100,000	47,466	265	2.23%	37,138	259	2.79%
Time certificates of deposit, $100,000 and over	13,582	53	1.56%	14,858	88	2.37%
Other borrowed funds	8,396	73	3.48%	14,209	102	2.87%
Federal funds purchased	0	0	—	14	0	1.25%
Total interest-bearing liabilities	196,019	600	1.22%	160,275	683	1.70%
Non-interest bearing demand deposits	75,088			54,542
Other liabilities	2,892			2,005
Shareholders’ equity	25,487			22,015
Total average liabilities and shareholders’ equity	$299,486	$600		$238,837	$683

Interest income and rate earned on average earning assets		$3,906	5.82%		$3,603	6.77%
Interest expense and interest cost related to average interest-bearing liabilities		600	1.22%		683	1.70%

Net interest income and net interest margin		$3,306	4.93%		$2,920	5.49%

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing loans. Prime rate for the second quarter of 2003 was 4.25% compared to 4.75% for the same period of 2002. The effective yield on loans decreased 40 basis points in the periods under review.  Pricing competition from the major banks has been intense as they have lowered their target loan market to include the Company’s market niche.  The Company is continually faced with matching the major banks’ pricing or risking the loss of the loan relationship.

However, where the Company has been unable to offer rates as low as its major bank competitors, customer service is often a more important matter to the client.  Stability of commercial loan officers and front line personnel, and commitment to excellent service standards are characteristics of the Company. Average loans for the second quarter of 2003 increased $23,536,000 compared to the same period of 2002, mainly in commercial and real estate related loans.

Increases in quarterly average investments, earning assets, and total assets can all be attributed to the 31.0% growth in deposits in the second quarter of 2003 compared to the second quarter 2002, as discussed below.

Effective yield on investment securities decreased 120 basis points in the periods under review.  Principal paydowns and maturities of securities were reinvested at lower rates than the original investment.  Additionally, increased amortization of premiums on investments purchased contributed to the decrease in yield.  Refer to the discussion of investment income in the “Results of Operations for the Second Quarter of 2003 Compared to the Second Quarter of 2002”.

Effective yield on interest-earning assets was 5.82% for the second quarter of 2003 compared to 6.77% for the second quarter of 2002, a 95 basis point decrease.  The major contributor to the decrease was the 120 basis point decrease in yield in the investment portfolio mentioned above.

The effective rate paid on deposits decreased 47 basis points as the Federal funds rate decreased 50 basis points in the periods under review.  Non-interest bearing deposits increased 37.7% in the second quarter of 2003 compared to the same period of 2002.  The increase is reflective of numerous new and expanded business relationships and low interest rates on other financial products.

Quarterly average total deposits increased $62,117,000 in the periods under review.  Additional offices, expansion of existing offices, increased focus on a sales culture, and emphasis on relationship banking contributed to the increase.  The Company opened an office in the Kerman area in October 2002 which was a significant contributor to the increase.   The successes of the expanded River Park and Fig Garden Offices also contributed to the increase.  Despite low interest rates, customers demand to be paid “something” on their funds and the  additional 25 basis point cut in the Federal funds rate by the Federal Reserve Board in June 2003 will make retaining deposits a major challenge for the remainder of 2003.

Net interest margin for the second quarter of 2003 was 4.93% compared to 5.49% for the same period in 2002,  a 56  basis point decrease.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF 2003 COMPARED TO THE SECOND QUARTER OF 2002

Net income for the second quarter of 2003 was $822,000 compared to $609,000 in the same period of 2002, a $213,000 or 35.0% increase.  The increase in net income resulted from increases in net interest income after provision for credit losses which was partially offset by an increase in non-interest expense.  Additionally, expenses recognized in the second quarter of 2002 for the Bank’s name change and formation of the Real Estate Investment Trust (REIT) were reflected in the significant growth change. (For further discussion of the REIT, refer to “Results of Operations for the First Half of 2003 compared to the First Half of 2002”, Income Taxes section.)

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

Interest income from loans increased 9.8%, or $278,000, in the second quarter of 2003 compared to the second quarter of 2002 as quarterly average total loan volumes increased 15.7% for the second quarter of 2003 compared to the same period of 2002 while interest rates declined as previously noted.  Also reflected in the increased income was an interest income recovery from a non-accrual loan that was paid off.

The $23,536,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  The current low rate environment has also offered opportunities for many small businesses to make capital improvements.  The successes of new offices and the expansion into the Sacramento market have also contributed to the increase in volume. No assurance can be given that this level of loan growth will continue.

A significant portion of the Company’s loan portfolio consists of  floating rate loans, income on which is  negatively affected as prime rate is decreased.  Prime rate decreased 50 basis points in November 2002 and was reflected in the 40 basis point decrease in the effective yield on loans in the periods under review. The effective rate on loans can be expected to be lower for the remainder of 2003 as the Federal Reserve Board again lowered rates 25 basis points in late June 2003.

NON-ACCRUAL LOANS

At June 30, 2003, the Company had $427,000 in non-accrual loans compared to $1,056,000 at June 30, 2002.  One Small Business Administration (SBA) loan  relationship represented approximately 88% of the total non-accrual loans at June 30, 2003.  The unguaranteed portion of this SBA loan has been charged off in the second quarter of 2003.

A summary of non-accrual, restructured, and past due loans at June 30, 2003, December 31, 2002, and June 30, 2002 is set forth below.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)

	June 30, 2003		December 31, 2002		June 30, 2002
Non-accrual Loans

Loans secured by real estate	$374		$466		$276

Commercial & industrial loans	52		-0	-	779

Total non-accrual	426		466		1,055

Accruing loans past due 90 days or more	-0	-	-0	-	-0	-

Restructured loans	-0	-	615		623

Total non-performing loans	$426		$1,081		$1,678

Non-accrual loans to total loans	0.3%		0.3%		0.7%

Loans considered to be impaired	$426		$952		$1,056

Related allowance for credit losses on impaired loans	$13		$194		$158

The designation of a loan as non-accrual for financial reporting purposes does not relieve the borrowers of their obligation to pay interest.  Accordingly, the Company may ultimately recover all or a portion of the interest due on these non-accrual loans.  As noted this occurred during the second quarter of 2003.  A non-accrual loan returns to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured.

INTEREST INCOME FROM INVESTMENTS

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

The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, mutual funds, and a small amount of corporate debt instruments.

Interest income from investment securities and Federal funds increased 3.2% in the periods under review.  Quarterly average investment securities, including Federal funds sold, increased $31,486,000 in the second quarter of 2003 compared to the same period of 2002.  The historical low mortgage rates have significantly affected the investment portfolio.

In an effort to increase yields without accepting unreasonable risk, a significant portion of new investment purchases has been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”). At June 30, 2003, the Company held $56,545,000, or 61.8% of the total investment portfolio, in MBS and CMOs with an average yield of 3.56% for the first half of 2003 compared to $32,537,000, or 58.8% of the total investment portfolio at June 30, 2002, with an average yield of 5.15% for the same period of 2002.  However, as interest rates have decreased, the principal paydowns on MBS and CMOs have increased as borrowers refinance to take advantage of the lower rates. Principal paydowns of CMOs and MBS for the second quarter of 2003 were $6,754,000 compared to $5,524,000 in the second quarter of 2002.  The  Federal Reserve Board lowered the Federal funds rate a total of 550 basis points from January 2001 to June 2003 which created, by the nature of CMOs and MBS, increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment. Additionally, the increased cashflows from principal prepayments create accelerated premium amortization, which negatively affects yield and income. The Company has purchased some CMOs with prepayment penalties of 3 years and 5 years to attempt to slow the pre-payments and increase yield.

The amortized cost and estimated market value of available-for-sale investment securities at June 30, 2003 and June 30, 2002 consisted of the following:

June 30, 2003 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$9,873	$1,148	—	$11,021
Obligations of states and political subdivisions	17,289	1,237	$(49)	18,477
U.S. Government agencies collateralized by mortgage obligations	56,545	758	(268)	57,035
Corporate bonds	977	142		1,119
Other securities	6,780	—	—	6,780
	$91,464	$3,285	$(317)	$94,432

June 30, 2002 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$8,478	$332	—	$8,810
Obligations of states and political subdivisions	12,077	733	—	12,810
U.S. Government agencies collateralized by mortgage obligations	32,537	865	$(6)	33,396
Corporate bonds	971	80	—	1,051
Other securities	1,242	—	—	1,242
	$55,305	$2,010	$(6)	$57,309

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

The Company’s strategic plan has been to use its investment portfolio as the offset to its interest rate risk to floating rate loans.  The Company recognizes the market rate risk of the investment portfolio in an increasing rate  environment.   At June 30, 2003, the Company’s market risk was higher in an increasing rate environment versus a declining rate environment. At June 30, 2003 an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the Company’s investment portfolio by approximately $5,356,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $1,996,000 at June 30, 2003.

While an immediate shock of 200 basis points is highly unlikely, as evidenced by the changes in interest rates in 2003, 2002 and 2001 which were in 25 basis point and 50 basis point increments, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

INTEREST EXPENSE FROM DEPOSITS

The Company offers a variety of deposit accounts having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.  The Company does not currently have any brokered deposits, and based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.  The Bank’s management Asset Liability Committee (ALCO) meets regularly to discuss economic conditions, competition, community needs, and set competitive rates and fees.

Interest expense in the second quarter of 2003 was $600,000 compared to  $683,000 in the second quarter of 2002.  This $83,000, or 12.2%, decrease in interest expense occurred notwithstanding a 28.5% growth in quarterly average interest bearing deposits in the periods under review.  The decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates discussed above as well as prudent management of loan and deposit interest rates by the Management ALCO.  Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.

Quarterly average interest-bearing deposits for the second quarter of 2003 were $187,623,000 compared to $146,052,000 for the second quarter of 2002, a 28.5%, or $41,571,000 increase.  The effective rate for all interest bearing deposits was 1.12% in the second quarter of 2003 compared to 1.73% in the second quarter of 2002, a 61 basis point decrease.

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

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, as stated previously, with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates. Quarterly average non-interest bearing deposits increased 37.7% to $75,088,000 for the second quarter of 2003 compared to $54,542,000 for the second quarter of 2002.    New business relationships were the major contributor to this increase.

Other interest expense decreased $29,000 in the periods under review. The Company utilized its Federal Home Loan Bank (“FHLB”) credit line in 2002 in anticipation of short-term liquidity needs and to take advantage of opportunities to lock in low funding rates for increased loan growth.  While the loan growth met expectations, the deposit growth has exceeded expectations.  Borrowings from the FHLB were $8,000,000 at June 30, 2003 and $15,000,000 at June 30, 2002.    The average maturies and average rate of the borrowings at June 30, 2003 was 0.8 years and 3.47%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses in the second quarter of 2003 was $3,306,000 compared to $2,920,000 in the second quarter of 2002, an increase of $386,000, or 13.2%.

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

An analysis of the changes in the allowance for credit losses for the quarters ended June 30, 2003 and 2002 is as follows:

	For the Quarter Ended June 30,
(Unaudited) (Dollars In thousands)	2003	2002

Balance, beginning of the quarter	$2,432	$2,217
Provision charged to operations	-0-	-0-
Losses charged to the allowance	(116)	(5)
Recoveries on loans previously charged off	45	177
Balance, end of period	$2,361	$2,389

Ratio of net credit (losses) recoveries to quarterly average loans outstanding	-.04%	0.11%
Ratio of non-performing loans to allowance for credit losses	18.0%	70.3%
Allowance for credit losses to total loans	1.36%	1.54%

Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

NON-INTEREST INCOME

Non-interest income includes service charge income, rental income from equipment leased to others, loan placement fees, other income, and  realized gains on securities transactions.

Non-interest income decreased $43,000, or 4.0% in the second quarter of 2003 compared to the second quarter of 2002. The major contributor was a decrease in rental income from equipment leased to others.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $72,000, or 112.5%, in the periods under review.  The 50 basis point reduction in late 2002 and the 475 basis point reductions in 2001 in the Federal funds rate by the Federal Reserve Board provided consumers with numerous opportunities for refinancing of single-family homes.  The Company has operated this department with essentially the same staff for the past 10 years.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Rental income from equipment leased to others decreased $136,000 or 49.6% in the periods under review.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.  Equipment leased to others was $11,000 at June 30, 2003 compared to $723,000 at June 30, 2002.  Offsetting this decrease in income is a decrease in depreciation related expenses discussed below.

Other non-interest income increased $32,000, or 16.8%, in the periods under review. Since 1995, the Company has offered non-insured investment services provided by licensed representatives of the Investment Centers of America.  The primary contributor to the increase was income from the Investment Centers of America.

NON-INTEREST EXPENSES

Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.

Total non-interest expenses for the second quarter of 2003 increased by $60,000, or 1.9% compared to the same period in 2002. The major components of the increase were salaries, occupancy expenses, and other non-interest expenses, which were partially offset by a decrease in depreciation on equipment leased to others.

Salaries and employee benefits increased $298,000, or 19.5%, in the second quarter of 2003 compared to the second quarter of 2002.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Benefits costs include performance incentives, salary deferral, group health insurance and worker’s compensation insurance.  Additional personnel for the new offices were also partially responsible for the increase. The increase in salary expense also includes the commissions paid to the mortgage brokerage personnel.  As stated above , the income in this area has increased 112.5% in the periods under review. These increases correspond to the Company’s overall strategic plan and design.

Occupancy and equipment expense increased $86,000 or 26.7%, in the periods under review. Depreciation expenses associated with the opening of two new offices, remodeling costs in 2002, and the Bank’s name change in 2002 were contributors to the increase.

Depreciation expense and the provision for losses on equipment leased to others decreased $155,000, or 62.7%, in the second quarter of 2003 compared to the second quarter of 2002.  As discussed above, the Company has decided not to actively pursue any additional lease purchases.

Other expenses decreased $169,000, or 16.2%, in the second quarter of 2003 compared to the second quarter of 2002.   The major contributors to the decrease were the non-recurrence of advertising, accounting, and legal expenses related to the Bank’s name change and formation of the REIT in 2002.

INCOME TAXES

Income tax expense increased  $70,000, or 29.4% for the second quarter of 2003 compared to the second quarter of 2002.

YEAR TO DATE AVERAGE BALANCES

The following table sets forth year to date  average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yield earned or rates paid thereon for the first half of 2003 and 2002.  The year to date average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by year to date average interest earning assets and not computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE SIX MONTHS ENDED JUNE 30, 2003			FOR THE SIX MONTHS ENDED JUNE 30, 2002
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE

ASSETS
Interest-earning deposits in other banks	$500	$6	2.40%	$100	$1	2.00%
Investment securities:
Taxable securities	60,514	1,162	3.84%	48,402	1,288	5.32%
Non-taxable securities	14,600	359	4.92%	9,325	241	5.17%
Total investment securities	75,114	1,521	4.05%	57,727	1,529	5.30%
Federal funds sold	18,930	109	1.15%	5,425	45	1.66%
Loans	167,884	5,968	7.11%	143,383	5,441	7.59%
Total interest-earning assets	262,428	7,604	5.80%	206,635	7,016	6.79%
Allowance for credit losses	(2,417)			(2,357)
Non-accrual loans	576			948
Cash and due from banks	16,984			13,908
Premises	3,102			2,480
Other non-earning assets	11,696			10,245
Total average assets	$292,369	$7,604		$231,859	$7,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$55,566	$64	0.23%	$45,225	$84	0.37%
Money market accounts	67,937	361	1.06%	48,825	395	1.62%
Time certificates of deposit, under $100,000	46,754	532	2.28%	36,575	533	2.91%
Time certificates of deposit, $100,000 and over	13,462	110	1.63%	14,388	184	2.56%
Other borrowed funds	8,000	148	3.70%	11,917	163	2.74%
Federal funds purchased	—	—	0.00%	25	—	1.25%
Total interest-bearing liabilities	191,719	1,215	1.27%	156,955	1,359	1.73%
Non-interest bearing demand deposits	72,909			50,959
Other liabilities	2,695			2,261
Shareholders’ equity	25,046			21,684
Total average liabilities and shareholders’ equity	$292,369	$1,215		$231,859	$1,359

Interest income and rate earned on average earning assets		$7,604	5.80%		$7,016	6.79%
Interest expense and interest cost related to average interest-bearing liabilities		1,215	1.27%		1,359	1.73%

Net interest income and net interest margin		$6,389	4.87%		$5,657	5.48%

Average loans for the first half of 2003 increased $24,129,000 mainly in commercial and real estate related loans.   As stated above, the Company’s strategic planning for the past few years contributed to the increase.  The effective yield on loans decreased 48 basis points in the periods under review. The decrease can mainly be attributed to the 50 basis point decrease in the prime rate in November 2002.  Pricing competition from the major banks, as stated above, may continue to challenge the Bank’s ability to attract new business and retain existing business relationships.

As of June 30, 2003, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 29.7% and 62.4% of total loans, respectively. Similar concentrations existed as of December 31, 2002 with commercial and real estate-related loans representing 32.4% and 62.0% of total loans, respectively.

Loan Type (Dollars in Thousands)	June 30, 2003	% of Total loans	December 31, 2002	% of Total loans

Commercial & Industrial	$51,923	29.7%	$51,631	32.4%
Real Estate	83,625	47.9%	78,338	49.2%
Real Estate - construction, land development and other land loans	25,229	14.5%	20,379	12.8%
Consumer & Installment	5,437	3.1%	5,581	3.5%
Agricultural	8,367	4.8%	3,285	2.1%

	$174,581	100.0%	$159,214	100.0%

Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company

Year to date average investment securities increased 30.1% in the first half of 2003 compared to the first half of 2002. Investments are generally considered the result of excess liquidity and can be attributed to the difference between the increase in deposits and the increase in loans mentioned above.  Effective yield on investments decreased 125 basis points in comparing the periods under review. Refer to “Results of Operations for the First Half of 2003 Compared to the First Half of 2002” for further discussion.

Average Federal funds sold increased $13,505,000 in the periods under review mainly due to the significant increase in deposits. The effective yield for Federal funds sold was 1.15% in the first half of 2003 compared to 1.66% in the first half of 2002. This decrease reflects the 50 basis point decrease in the Federal funds rate in the periods under review. Limited investment opportunities in higher yielding assets necessitated holding excess funds in this lower yielding asset.

Year to date earning assets increased 27.0% or $55,793,000 for the periods under review.  The increase can be attributed to the increase in year to date average loans and investments mentioned above.  The 99 basis point decrease in the effective yield of earning assets is mainly attributed to the decrease in the investment portfolio yield on earning assets.

Average assets for the first half of 2003 increased $60,510,000 or 26.1% compared to the same period of 2002.  The major contributor to the increase was the increase in average loans and investments mentioned above.

Year to date average interest bearing deposits increased 26.7% in the periods under review.  The new and expanded offices established in the latter part of 2002 and the increased emphasis on relationship banking were the main contributors to the increase. The effect of the 50 basis point decrease in the Federal funds rate in November 2002 is reflected in the 49 basis point decrease in the effective rate paid on deposits in the first half of 2003 compared to the first half of 2002.

Average non-interest bearing deposits increased $21,950,000, or 43.1% in the periods under review.  While generally viewed as relatively inexpensive funding, historical low deposit rates have diminished the relative impact of these funds.

Average total deposits increased $60,656,000 in the periods under review, however maintaining this level of deposits in this deposit rate environment will be a challenge for the Company in the remainder of 2003.

Average year to date other interest bearing liabilities decreased  $3,942,000 in the periods under review.  The effective rate on other liabilities, which consisted mainly of advances from the Federal Home Loan Bank (FHLB)  was 3.70% for the first half of 2003 compared to 2.73% for the same period of 2002.

The Company’s net interest margin decreased by 61 basis points in comparing the two periods mainly due to the reduction in investment yield discussed above.

RESULTS OF OPERATIONS FOR THE FIRST HALF OF 2003 COMPARED TO THE FIRST HALF OF 2002

Net income for the first half of 2003 was $1,603,000 compared to $1,292,000 in the same period of 2002, a $311,000 or 24.0% increase.  The increase in net income resulted from increases in net interest income after provision for credit losses which was partially offset by an increase in non-interest expenses.

INTEREST INCOME FROM LOANS

Interest income from loans increased 9.7%, or $527,000, in the periods under review as average total loan volumes increased 16.7% for the first half of 2003 compared to the same period of 2002. As mentioned above, the $24,129,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities. As discussed in the “Overview”, pricing competition from the major and regional banks has provided a challenge for the Bank to be competitive while maintaining credit quality.  See Loans  in the “Results from Operations for the Second Quarter of 2003 Compared to the Second Quarter of 2002” for loan classifications and further discussion of loans.

The Company purchased loans from other financial institutions and brokers during the first half of 2003, which also contributed to the increase in volumes. These loans are to borrowers located in the Company’s general market area and undergo the same loan review process as loans originated by the Company.  The Company believes that these loans represent no greater risk factors than loans originated by the Company.

NON-ACCRUAL LOANS

Refer to “Results of Operations for the Second Quarter of 2003 Compared to the Second Quarter of 2002” for discussion on non-accruals.

INTEREST INCOME FROM INVESTMENTS

As stated above, the investment portfolio is comprised of U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and a small amount of corporate debt instruments.  Interest income from investment securities decreased 0.5% or $8,000 in the periods under review.  The decrease in these categories of income can be attributed to decreases in investment securities yields and accelerated premium amortization.  Year to date average investment securities increased 30.1% or $17,387,000 in the first half of 2003 compared to the first half of 2002 as deposit growth exceeded loan growth.

Interest income from Federal funds sold increased $64,000 in the periods under review. Year to date average Federal funds sold increased $13,505,000 in the periods under review. The effective yield for Federal funds sold was 1.15% in the first half of 2003 compared to 1.66% in the first half of 2002, which reflects the 50 basis point decrease in the Federal funds rate in November 2002.

Interest income from interest-earning deposits in other banks increased $5,000 as the year to date average in this category increased $400,000 in the periods under review. Effective yield was 2.40% for the first half of 2003 compared to 2.00% for the same period in 2002.

Principal paydowns of CMOs and MBS in the first half of 2003 were $13,758,000 compared to $10,908,000 in the same period of 2002. As previously stated, the Federal Reserve Board lowered the Federal funds rate a total of 550 basis points from January 2001 to June 2003 which created, by the nature of CMOs and MBS, increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment. Additionally, increased cashflows from principal prepayments create accelerated premium amortization, which negatively affects yield and income. Refer to “Results of Operations for the Second Quarter of 2003 Compared to the Second Quarter of 2002” for further discussion of investment securities.

Total investment securities income, including Federal funds sold and interest-earning deposits in other banks increased  $61,000 in the periods under review while year to date average balances in these categories increased $31,292,000.  As discussed above, the low interest rate climate challenged the Company’s efforts to increase yield on the portfolio.

INTEREST EXPENSE ON LIABILITIES

Interest expense in the first half of 2003 was $1,215,000 compared to  $1,359,000 in the first half of 2002.  This $144,000, or 10.6%, decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates by the  Federal Reserve Board discussed above and prudent management of loan and deposit rates by the Management ALCO.  Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Year to date average interest-bearing liabilities for the first half of 2003 increased $34,764,000 compared to the first half of 2002, a 22.2% increase.  The effective rate for all interest bearing liabilities was 1.27% in the first half of 2003 compared to 1.73% in the first half of 2002, a 46 basis point decrease.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, with deposit rates at historical lows, the advantages of the funding is not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased 43.1% for the first half of 2003 compared to the first half of 2002.  New business relationships were the major contributor to this increase.  The Company also attributes “flight to safety” for the increase in deposits as customers, in some cases, experienced reduction or loss of principal in other financial products and in the stock market.  It is uncertain how long these deposits may remain with the Company.

Other interest expense decreased $15,000, or 9.2% in the periods under review.  Refer to “Results of Operations for the Second Quarter of 2003 Compared to the Second Quarter of 2002” for further discussion of the Company’s use of its Federal Home Loan Bank (“FHLB”) credit line. The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses for the first half of 2003 was $6,389,000 compared to $5,657,000 in the first half of 2002, an increase of $732,000, or 12.9%.

PROVISION FOR CREDIT LOSSES

The Company made no additions to the allowance for credit losses in the first half of 2003 and 2002.

An analysis of the changes in the allowance for credit losses for the six-month periods ended June 30, 2003 and 2002 is as follows:

	For the Six Month Periods Ended June 30,
(Unaudited) (In thousands)	2003	2002

Balance, beginning of the period	$2,433	$2,474

Provision charged to operations	0	0

Losses charged to the allowance	(168)	(301)

Recoveries on loans previously charged off	96	216

Balance, end of period	$2,361	$2,389

Ratio of net credit losses to YTD average loans outstanding	-0.04%	-0.06%

Ratio of non-performing loans to allowance for credit losses	18.0%	70.3%

Allowance for credit losses to total loans	1.36%	1.54%

Refer to “Results of Operations for the Second Quarter of 2003 Compared to the Second Quarter of 2002”, Provision for Credit Losses section, for further discussion.

Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

NON-INTEREST INCOME

As stated above, the continued pressure on the net interest margin has many banks actively pursuing additional income through a variety of non-traditional bank activities.  While the Company has investigated numerous opportunities available, the risks associated with these endeavors has reinforced its strategic plan to stand by its core banking business.

Non-interest income increased $17,000, or 0.8% in the first half of 2003 compared to the first half of 2002. The major contributors were increases in service charge income, loan placement fees, and other non-interest income which were partially offset by decreases in rentals from equipment leased to others and net realized gains on sales of investment securities.

Service charge income increased $134,000, or 15.1% in the periods under review.  The Bank introduced a successful new deposit product, Overdraft Privilege Account, in the second half of 2002, which was the main contributor to the increase. Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were also contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service charges.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional service charges.

Rental income from equipment leased to others decreased $261,000 or 42.1% in the periods under review.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

At stated previously, the Company offers a mortgage brokerage service for the convenience of its customers.  Loan placement fees increased $124,000, or 84.6%, in the periods under review.  The personnel staffing is this area has remained relatively unchanged in the periods under review.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Net realized gain on sales of investment securities decreased $26,000 in the periods under review.  There were no investment sales in the first half of 2003.

Other non-interest income increased $46,000, or 12.0%, in the first half of 2003 compared to the first half of 2002.  The primary contributor to the increase was income earned on bank owned life insurance.

NON-INTEREST EXPENSES

Total non-interest expenses for the first half of 2003 increased by $438,000, or 7.5%, compared to the same period in 2002.  The major components of the increase were salaries and occupancy expenses, which were partially offset by decreases in depreciation on equipment leased to others and other non-interest expenses.

Salaries and employee benefits increased $648,000, or 22.2%, in the first half of 2003 compared to the first half of 2002.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Benefits costs include performance incentives, salary deferral and profit sharing, group health insurance and worker’s compensation insurance.  Additional personnel for the new offices that were opened in the second half of 2002 were also partially responsible for the increase.  Also included in the salary expense increase are commissions paid to the personnel in the mortgage brokerage area.  As stated above, the income in this area has increased 84.6% in the periods under review.  These increases correspond to the Company’s overall strategic plan and design.

Occupancy and equipment expense increased $190,000 or 33.3%, in the periods under review.  As stated previously, depreciation expenses associated with the opening of two new offices and remodeling costs in 2002 were the main contributors to the increase.

Depreciation expense and the provision for losses on equipment leased to others decreased $265,000, or 53.6%, in the first half of 2003 compared to the first half of 2002.  As discussed above, the Company has decided not to actively pursue any additional lease purchases.

Other expenses decreased $135,000, or 7.4%, in the first half of 2003 compared to the first half of 2002.   The majority of the decrease can be attributed to decreases in advertising, auditing, and legal expenses which were incurred in connection with the Bank’s name change and the formation of the real estate investment trust in 2002.

INCOME TAX

Income tax expense was unchanged for the periods under review. The Company’s effective tax rate decreased to 27.6% in the second half of 2003 from 32.1% in the first half of 2002.  The change is primarily attributable to changes in the mix of taxable and non-taxable interest income in the periods under review, and the Bank’s real estate investment trust, Central Valley Community Realty, LLC (“CVCR”).  The Bank formed a real estate investment trust in the second quarter of 2002 that invests in the Bank’s real estate related assets.  CVCR, as a real estate investment trust, is afforded certain tax advantages which reduce state income tax expense.  However, no assurance can be given that the Company will continue to realize these tax advantages.

The Company’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio at June 30, 2003 was 73.9% compared to 75.4% at June 30, 2002.  This means that for every dollar of income generated, the cost of that income was 74 cents in the first half of 2003 and 75 cents in the first half of 2002.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 63.3% at June 30, 2003 remains lower than the Company’s peers.

OFF BALANCE SHEET COMMITMENTS

Off balance sheet commitments are comprised of the unused portions of commitments to make or purchase extensions of credit in the form of loans or participations in loans, lease financing receivables, or similar transactions.  Included are loan proceeds that the Company is obligated to advance, such as loan draws, construction progress payments, seasonal or living advances to farmers under prearranged lines of credit, rotating or revolving credit arrangements, including retail credit cards, or similar transactions.  Forward agreements and commitments to issue a commitment at some point in the future are also included.  The Company holds no other off balance sheet derivatives and engages in no hedging activities.

The following table shows the distribution of the Company’s undisbursed loan commitments at June 30, 2003 and 2002, respectively.

Loan Type (In Thousands)	June 30, 2003	June 30, 2002

Commercial & Industrial	$38,238	$23,270
Real Estate	21,537	19,441
Consumer & Installment	16,793	10,317

Total	$76,568	$53,028

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

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company.  Capital adequacy guidelines involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated quarterly average assets and risk-weighted assets of the Company and of the Bank  are not materially different at June 30, 2003.  Management believes that the Company and the Bank continue to exceed minimum capital adequacy requirements as of June 30, 2003.

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

The following table presents the Company’s capital ratios as of June 30, 2003 and December 31, 2002.

Total as of June 30, 2003	Actual		To Be Well- Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$25,976,000	12.5%	$20,733,000	10.0%	$16,586,000	8.0%
Tier 1 Capital (to risk weighted assets)	$23,615,000	11.4%	$12,440,000	6.0%	$8,293,000	4.0%
Tier 1 Capital (to average assets)	$23,615,000	7.9%	$14,974,000	5.0%	$11,979,000	4.0%

Total as of December 31,2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$24,550,000	13.2%	$18,549,000	10.0%	$14,839,000	8.0%
Tier 1 Capital (to risk weighted assets)	$22,236,000	12.0%	$11,129,000	6.0%	$7,419,000	4.0%
Tier 1 Capital (to average assets)	$22,236,000	8.0%	$13,915,000	5.0%	$11,132,000	4.0%

On May 21, 2003, the Company declared a 10 cent per share cash dividend for shareholders of record on June 2, 2003, payable June 30, 2003.  On December 18, 2002, the Company announced a two-for-one stock split which was effected on January 6, 2003.

The Company also announced a stock repurchase program on December 18, 2002 effective January 1, 2003 and ending December 31, 2003 with the intent to purchase up to $500,000 or approximately 2% of its common stock.  At June 30, 2003, the Company had repurchased 5,463 shares at a cost of $81,672.

The Company has had two prior stock repurchase programs for the repurchase of up to $500,000 or 3% of its common stock under each plan.  The combined results of the programs were that 92,612 shares had been repurchased at a cost of $982,619 as of December 31, 2002.

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.

LIQUIDITY MANAGEMENT

The objective of our liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs.  The liquidity position must be managed to allow the Company to meet the needs of its clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectation of the shareholders.  Sources and uses of funds are monitored on a daily basis to maintain an acceptable liquidity position assessing historical information such as seasonal demand, local economic cycles, and the economy in general.  In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Company has the ability to sell securities, obtain Federal Home Loan Bank (“FHLB”) advances or purchase overnight Federal Funds.  Additionally, current ratios, management goals, and unique characteristics of the Company are considered.  Management accomplishes this objective through the selection of asset and liability maturity mixes that it believes will meet the Company’s needs.

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets, which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold, available for sale investment securities (less pledged securities) and loans maturing within the next 90 days averaged $104,233,000 for the first half of 2003, or 35.7% of average assets, compared to $87,952,000, or 37.9% of average assets for the first half of 2002.  The ratio of average liquid assets to average demand deposits was 143.0% for the first half of 2003 compared to 172.6% for the first half of 2002.  The Company’s loan to deposit ratio at June 30, 2003 was 63.3% compared to 74.5% at June 30, 2002.

As mentioned above, unpledged investment securities may also provide liquidity through principal paydowns, maturities, or by selling the investment.  At June 30, 2003, $63,156,000 in unpledged securities was available as collateral for borrowing or sale. The market value of these unpledged securities was $63,690,000

The following table reflects the Company’s credit lines, balances outstanding, and collateral pledgings at June 30, 2003 and 2002:

Credit Lines	June 30, 2003	Balance at June 30, 2003		June 30, 2002	Balance at June 30, 2002

Unsecured Credit Lines (interest rate varies with market)	$8,000,000	$-0	-	$6,000,000	$-0	-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $12,050,000 Market Value of Collateral $13,298,000	$8,000,000		Collateral pledged $15,250,000 Market Value of Collateral $15,698,000	$15,000,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $1,357,000 Market Value of Collateral $1,420,000	$-0	-	Collateral pledged $4,240,000 Market Value of Collateral $4,475,000	$-0	-

At June 30, 2003 and 2002, respectively, the Bank had $8,000,000 and $15,000,000 outstanding on these credit lines.  Average maturity of the advances was .8 years at an average rate of 3.465%.

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

Management believes that the Company’s current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income or the result of volatility of the Company’s earning base.

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

At June 30, 2003, the Company does not believe that inflation has a material impact on its consolidated financial position or results of operations.

ITEM 3.                                                     CONTROLS AND PROCEDURES

(a)                                  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by  this Quarterly Report on Form 10-QSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                  CHANGES IN INTERNAL CONTROLS

There were no changes in the Registrant’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that occurred during the Registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a.                                       The Company’s 2003 Annual Meeting of Shareholders was held May 21, 2003.

b.                                      At the 2003 annual meeting the shareholders took the following actions:

•                                                                  Elected Directors of the Company to serve until the 2004 annual Meeting of Shareholders and until their successors are elected and qualified.

•                                                                  In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated March 31, 2003.  Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Withheld

Sidney B. Cox	1,647,225	21,152

Daniel N. Cunningham	1,647,225	21,152

Edwin S. Darden, Jr.	1,647,225	21,152

Daniel J. Doyle	1,647,225	21,152

Steven D. McDonald	1,647,225	21,152

Louis McMurray	1,647,225	21,152

Wanda L. Rogers	1,647,225	21,152

William S. Smittcamp	1,647,225	21,152

Joseph B. Weirick	1,647,225	21,152

•                  The ratification of the appointment of Perry-Smith LLP for the 2003 fiscal year as the Company’s independent public accountants.  The appointment was ratified by the following votes:

Votes for: 1,642,627   Votes against: -0-   Abstentions: 25,750

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.               Exhibit 31.1 Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer.

b.               Exhibit 31.2 Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer.

c.               Exhibit 32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

d.              Exhibit 32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: August 8, 2003	By:	/s/ Daniel J. Doyle
Daniel J. Doyle President and Chief Executive Officer

Date: August 8, 2003	By:	/s/G. Graham
G. Graham, Chief Financial Officer