Form 10QSB
period 2003-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2003-11-05
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Name of small business issuer in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number (559) 298-1775

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2003  2,598,507 shares

Transitional Small Business Disclosure Format (check one)

Yes ☐    No  ☒

ITEM 1. FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(In Thousands Except Share Amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	19,573	18,804
Interest bearing deposits with other banks	500	500
Federal funds sold	11,526	17,678
Available-for-sale investment securities (Book value of $88,741 at September 30, 2003 and $74,992 at December 31, 2002)	90,464	77,723
Loans, less allowance for credit losses of $2,373 at September 30, 2003 and $2,433 at December 31, 2002	181,738	156,293
Bank premises and equipment, net	3,048	3,136
Accrued interest receivable and other assets	9,223	8,872

Total assets	$316,072	$283,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	82,064	73,823
Interest bearing	196,668	172,515
Total deposits	278,732	246,338
Short-term borrowings	7,000	2,000
Long-term borrowings	1,000	7,000
Accrued interest payable and other liabilities	3,338	3,569

Total liabilities	290,070	258,907

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,598,507 and 2,573,242 shares issued and outstanding at September 30, 2003 and December 31, 2002	6,092	5,854
Retained earnings	18,738	16,387
Accumulated other comprehensive income, net of tax	1,172	1,858
Total shareholders’ equity	26,002	24,099

Total liabilities and shareholders’ equity	$316,072	$283,006

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Month Periods Ended September 30, 2003 and 2002

(In Thousands Except Per Share Amounts)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Unaudited)	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$2,991	$2,919	$8,959	$8,360
Interest on Federal funds sold	34	57	143	102
Interest and dividends on investment securities:
Taxable	414	666	1,576	1,954
Exempt from Federal income taxes	195	124	554	365
Interest on deposits with other banks	2	1	8	2
Total interest income	3,636	3,767	11,240	10,783
INTEREST EXPENSE:
Interest on deposits	478	601	1,545	1,797
Other	70	89	218	252
Total interest expense	548	690	1,763	2,049
Net interest income before provision for credit losses	3,088	3,077	9,477	8,734
PROVISION FOR CREDIT LOSSES	—	—	—	—
Net interest income after provision for credit losses	3,088	3,077	9,477	8,734
NON-INTEREST INCOME:
Service charges	592	532	1,616	1,422
Rentals from equipment leased to others	71	214	430	834
Loan placement fees	136	85	407	232
Net realized gain on sales of investment securities	356	1	356	27
Other income	197	229	628	614
Total non-interest income	1,352	1,061	3,437	3,129
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,801	1,652	5,375	4,578
Occupancy and equipment	412	319	1,172	889
Depreciation and provision for losses on equipment leased to others	(29)	238	200	732
Other expense	830	812	2,527	2,644
Total non-interest expenses	3,014	3,021	9,274	8,843
Income before income taxes	1,426	1,117	3,640	3,020
INCOME TAX EXPENSE	420	347	1,031	958
Income after income taxes	$1,006	$770	$2,609	$2,062

Basic earnings per share	$0.39	$0.30	$1.01	$0.80
Diluted earnings per share	$0.35	$0.28	$0.92	$0.75

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)  (In Thousands Except Per Share Amounts)

	Stock	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

Balance, January 1, 2002	2,570	$6,049	$13,733	$1,046	$20,828
Comprehensive income
Net income			2,062		2,062	$2,062
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				1,092	1,092	1,092
Total comprehensive income						$3,154
Cash dividend - $.05 per share			(130)		(130)
Stock options exercised and related tax benefit of $86	40	271			271
Repurchase and retirement of common stock	(16)	(191)			(191)

Balance, September 30, 2002	2,594	$6,129	$15,665	$2,138	$23,932

Balance, January 1, 2003	2,573	$5,854	$16,387	$1,858	$24,099
Comprehensive income
Net income			2,609		2,609	$2,609
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities				(686)	(686)	(686)
Total comprehensive income						$1,923
Cash dividend - $.10 per share			(258)		(258)
Stock options exercised and related tax benefit of $78	31	319			319
Repurchase and retirement of common stock	(5)	(81)			(81)

Balance, September 30, 2003	2,599	$6,092	$18,738	$1,172	$26,002

See notes to consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(In Thousands) (Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,609	$2,062
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowance for residual losses on equipment leased to others	(150)	—
Depreciation, amortization and accretion, net	2,074	1,603
Net realized gains on sales of available-for-sale investment securities	(356)	(27)
Loss (Gain) on disposition of equipment	10	(6)
Gain on sale of equipment leased to others	—	(21)
Net increase in deferred loan fees	66	11
Net increase in accrued interest receivable and other assets	(23)	(724)
Increase in cash surrender value of life insurance	(203)	(188)
Net decrease in accrued interest payable and other liabilities	(154)	(304)
Deferred Income tax expense	—	273
Net cash provided by operating activities	3,873	2,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(49,394)	(19,366)
Proceeds from sales, calls or maturity of available-for-sale investment securities	8,680	1,955
Proceeds from principal repayments of available for sale investment securities	26,128	13,532
Net increase in loans and leases	(25,511)	(23,574)
Proceeds from sale of equipment	—	19
Proceeds from sale of equipment leased to others	—	21
Purchase of premises and equipment	(455)	(1,449)
Purchase of single premium cash surrender value life insurance policies	—	(1,475)
Net cash used in investing activities	(40,552)	(30,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	27,650	34,656
Net increase in time deposits	4,744	5,491
Proceeds from borrowings from Federal Home Loan Bank	—	14,000
Repayments to Federal Home Loan Bank	(1,000)	(6,000)
Cash paid for dividends	(258)	(130)
Share repurchase and retirement	(81)	(191)
Proceeds from exercise of stock options	241	185
Net cash provided by financing activities	31,296	48,011

NET(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,383)	20,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	36,482	18,123
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,099	$38,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest expense	$1,808	$2,037
Income taxes	$720	$1,021

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(1,009)	$1,402

See notes to consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2003 and December 31, 2002; the results of its operations for the three month periods ended September 30, 2003 and 2002 and nine-month periods ended September 30, 2003 and 2002, and changes in its shareholders’ equity and its cash flows for the nine-month periods ended September 30, 2003 and 2002 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

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

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net earnings as reported	$1,006,000	$770,000	$2,609,000	$2,062,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	54,000	49,500	151,000	149,000

Pro forma net income	$952,000	$720,500	$2,458,000	$1,913,000

Basid earnings per share - as reported	$0.39	$0.30	$1.01	$0.80
Basic earnings per share - pro forma	$0.37	$0.28	$0.95	$0.74

Diluted earnings per share - as reported	$0.35	$0.28	$0.92	$0.75
Diluted earnings per share - pro forma	$0.34	$0.27	$0.89	$0.72

Note 3.   EARNINGS PER SHARE (EPS)

	For Quarters Ended September 30,
EARNINGS PER SHARE (Unaudited)	2003	2002
Basic earnings per share	$0.39	$0.30
Diluted earnings per share	$0.35	$0.28

	For Nine Months Ended September 30,
EARNINGS PER SHARE (Unaudited)	2003	2002
Basic earnings per share	$1.01	$.80
Diluted earnings per share	$.92	$.75

Weighted Average Number of Shares Outstanding

	For Quarter Ended September 30, 2003	For Quarter Ended September 30, 2002
Basic Shares	2,597,721	2,585,671
Diluted Shares	2,853,927	2,745,589

	For Nine Months Ended September 30, 2003	For Nine Months Ended September 30, 2002
Basic Shares	2,582,254	2,588,014
Diluted Shares	2,814,800	2,733,532

Note 4.   COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive income for the three-month periods ended September 30, 2003 and 2002 was $160,000 and $1,706,000, respectively.  For the nine-month periods ended September 30, 2003 and 2002, comprehensive income totaled $1,923,000 and $3,154,000, respectively.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 changes current practice in accounting for, and disclosure of, guarantees. FIN 45 will require certain guarantees to be recorded at fair value on the Company’s balance sheet, a change from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN 45 are effective immediately and are included in Note 8, “Litigation and Contingencies.” The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 28, 2002. The Company expects that the new recognition and measurement provisions will not have a significant impact on the Company’s future financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved.  FIN 46 also enhances the disclosurerequirements related to variable interest entities.  This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.  FIN 46 will be effective for the Company beginning September 7, 2003 for all interests in variable interest entities acquired before February 1, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the first nine months of 2003, the Company, like all financial institutions, was challenged by pressure on its net interest margin.  Competition for commercial and real estate loans in the Company’s market area is very strong as the major banks have lowered their loan dollar targets to market to smaller businesses, which is the Company’s niche.  Additionally, major banks, regional banks, and community banks outside our market area, have opened satellite or loan production offices in the Company’s market area.  This increased competition requires that the Company closely monitor its pricing methods without foregoing pricing loans for the inherent credit risks.  Additionally, deposit pricing, which is at all time lows, continues to resist additional decreases in deposit rates as customers demand “something” for their deposits.   The combination of these two dynamics were major contributors to the  decrease of 78 basis points in the Company’s net interest margin comparing the first nine months of 2003 and 2002.

However, the strategic plans the Company put in place in prior years have enabled the Company to increase its net interest income by 8.5% or $743,000 in comparing the same periods.  Total average loans increased 16.7% and average deposits increased 30.0% for the first nine months of 2003 compared to the same period of 2002.  Interest income from loans and investments increased $457,000, and deposit and other borrowings interest expense decreased $286,000 in the periods under review.

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

The Company had record net income of $2,609,000 for the first nine months of 2003 compared to $2,062,000 for the same period of 2002.  This 26.5% increase equates to basic earnings per share (EPS) of $1.01 and diluted EPS of $0.92, respectively.  The Bank realized a $235,000, after tax, gain on sale of investment in the first nine months of 2003 which contributed to the majority of the increase.

Return on average assets (ROA) and return on average equity (ROE) for the periods under review are reflected in the following table.

(Unaudited)	For the Quarter Ended September 30, 2003	For the Quarter Ended September 30, 2002
ROA	1.28%	1.22%
ROE	15.83%	13.17%

(Unaudited)	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002
ROA	1.16%	1.15%
ROE	13.82%	12.36%

QUARTERLY AVERAGE BALANCES

The table below sets forth quarterly average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yield earned or rates paid thereon for the third quarter of 2003 and 2002.  The quarterly average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by quarterly average interest earning assets and is not computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE THREE MONTHS ENDED September 30, 2003			FOR THE THREE MONTHS ENDED September 30, 2002
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$500	$2	1.60%	$100	$1	4.00%
Securities
Taxable securities	74,364	414	2.23%	49,336	666	5.40%
Non-taxable securities	16,604	195	4.70%	9,759	124	5.08%
Total investment securities	90,968	609	2.68%	59,095	790	5.35%
Federal funds sold	14,536	34	0.94%	13,781	57	1.65%
Total securities	105,504	643	2.44%	72,876	847	4.65%
Loans	177,512	2,991	6.74%	152,240	2,919	7.67%
Total interest-earning assets	283,016	3,636	5.14%	225,116	3,767	6.69%
Allowance for credit losses	(2,370)			(2,415)
Non-accrual loans	701			601
Cash and due from banks	18,018			15,365
Premises	2,961			2,926
Other non-earning assets	11,234			11,515
Total average assets	$314,060	$3,636		$253,208	$3,767
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$57,284	$25	0.17%	47,615	$44	0.37%
Money market accounts	77,378	150	0.78%	52,360	208	1.59%
Time certificates of deposit, under $100,000	47,370	255	2.15%	39,389	268	2.71%
Time certificates of deposit, $100,000 and over	14,184	48	1.35%	14,394	81	2.25%
Total interest-bearing deposits	196,216	478	0.97%	153,758	601	1.56%
Other borrowed funds	8,000	70	3.50%	11,380	89	3.16%
Federal funds purchased	—	—	—	—	—	—
Total interest-bearing liabilities	204,216	548	1.07%	165,138	690	1.67%
Non-interest bearing demand deposits	81,547			62,698
Other liabilities	2,862			1,994
Shareholders’ equity	25,435			23,378
Total average liabilities and shareholders’ equity	$314,060	$548		$253,208	$690

Interest income and rate earned on average earning assets		$3,636	5.14%		$3,767	6.69%
Interest expense and interest cost related to average interest-bearing liabilities		548	1.07%		690	1.67%

Net interest income and net interest margin		$3,088	4.36%		$3,077	5.47%

A significant portion of the Bank’s loan portfolio utilizes prime rate as a reference point in pricing loans. Prime rate for the third quarter of 2003 was 4.00% compared to 4.75% for the same period of 2002.

The effective yield on loans decreased 93 basis points in the periods under review.  Pricing competition from the major banks has been intense as they have lowered their target loan market to include the Company’s market niche.  The Company is continually faced with matching the major banks’ pricing or risking the loss of the loan relationship.

However, where the Company has been unable to offer rates as low as its major bank competitors, customer service is often a more important matter to the client.  Stability of commercial loan officers and front line personnel, and commitment to excellent service standards are characteristics of the Company. Average loans for the third quarter of 2003 increased $25,372,000 compared to the same period of 2002, mainly in commercial and real estate related loans.

Increases in quarterly average  earning assets, and total assets can all be attributed to the 28.3% growth in average deposits in the third quarter of 2003 compared to the third quarter 2002, as discussed below.

Effective yield on total securities decreased 222 basis points in the periods under review.  Principal paydowns and maturities of securities were reinvested at lower rates than the original investment.  Additionally, increased amortization of premiums on investments purchased contributed to the decrease in yield.  Refer to the discussion of investment income in the “Results of Operations for the Third Quarter of 2003 Compared to the Third Quarter of 2002”.

Effective yield on interest-earning assets was 5.13% for the third quarter of 2003 compared to 6.69% for the third quarter of 2002, a 156 basis point decrease.  The major contributor to the decrease was the 222 basis point decrease in yield in the investment portfolio mentioned above.

The effective rate paid on deposits decreased 59 basis points as the Federal funds rate decreased 71 basis points in the periods under review.  Average non-interest bearing deposits increased 30.1% in the third quarter of 2003 compared to the same period of 2002.  The increase is reflective of numerous new and expanded business relationships and low interest rates on other financial products.

Quarterly average total deposits increased $61,307,000 in the periods under review.  Additional offices, expansion of existing offices, increased focus on a sales culture, and emphasis on relationship banking contributed to the increase.  The Company opened an office in the Kerman area in October 2002 which was a significant contributor to the increase.   The successes of the expanded River Park and Fig Garden Offices also contributed to the increase.  Despite low interest rates, customers demand to be paid “something” on their funds and the  additional 25 basis point cut in the Federal funds rate by the Federal Reserve Board in June 2003 will make retaining deposits a major challenge for the remainder of 2003.

Net interest margin for the third quarter of 2003 was 4.36% compared to 5.47% for the same period in 2002, a 110 basis point decrease.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF 2003 COMPARED TO THE THIRD QUARTER OF 2002

Net income for the third quarter of 2003 was $1,006,000 compared to $770,000 in the same period of 2002, a $236,000 or 30.6% increase.  The increase in net income resulted from increases in net interest income after provision for credit losses, and a $235,000 after tax gain on sale of investment.    Additionally, expenses recognized in the third quarter of 2002 for the Bank’s name change and formation of the Real Estate Investment Trust (REIT) were reflected in the growth change. (For further discussion of the REIT, refer to “Results of Operations for the First Nine Months of 2003 compared to the First Nine Months of 2002”, Income Tax section.)

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

Interest income from loans increased 2.5%, or $72,000, in the third quarter of 2003 compared to the third quarter of 2002 as quarterly average total loan volumes increased 16.6% for the third quarter of 2003 compared to the same period of 2002.

The $25,372,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  The current low rate environment has also offered opportunities for many small businesses to make capital improvements.  The successes of new offices and the expansion into the Sacramento market have also contributed to the increase in volume. No assurance can be given that this level of loan growth will continue.

A significant portion of the Company’s loan portfolio consists of floating rate loans, income on which is negatively affected as prime rate is decreased.  Prime rate decreased 50 basis points in November 2002, and 25 basis points in June 2003 which was reflected in the 93 basis point decrease in the effective yield on loans in the periods under review.

NON-ACCRUAL LOANS

At September 30, 2003, the Company had $815,000 in non-accrual loans compared to $454,000 at September 30, 2002.  Two Small Business Administration (SBA) loan relationships represented approximately 47.0% of the total non-accrual loans at September 30, 2003, and one commercial loan represented the remaining balance.

A summary of non-accrual, restructured, and past due loans at September 30, 2003, December 31, 2002, and September 30, 2002 is set forth below.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)

	September 30, 2003	December 31, 2002	September 30, 2002
Non-accrual Loans
Loans secured by real estate	$-0-	$466	$350
Commercial & industrial loans	815	-0-	104
Total non-accrual	815	466	454
Accruing loans past due 90 days or more	-0-	-0-	-0-
Restructured loans	-0-	615	619
Total non-performing loans	$815	$1,081	$1,073
Non-accrual loans to total loans	0.4%	0.3%	0.3%
Loans considered to be impaired	$377	$952	$526
Related allowance for credit losses on impaired loans	$9	$194	$140

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

Interest income from investment securities and Federal funds decreased 24.1% in the periods under review.  Quarterly average investment securities, including Federal funds sold, increased $32,628,000 in the third quarter of 2003 compared to the same period of 2002.  The historical low mortgage rates have significantly affected the investment portfolio.

In an effort to increase yields without accepting unreasonable risk, a significant portion of new investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”). At September 30, 2003, the Company held $56,854,000, or 64.1% of the total investment portfolio, in MBS and CMOs with an average yield of 2.13% for the first nine months of 2003 compared to $39,306,000, or 63.1% of the total investment portfolio at September  30, 2002, with an average yield of 3.77% for the same period of 2002.  However, as interest rates have decreased, the principal paydowns on MBS and CMOs have increased as borrowers refinance to take advantage of the lower rates. Principal paydowns of CMOs and MBS for the third quarter of 2003 were $10,994,000 compared to $2,624,000 in the third quarter of 2002.  The  Federal Reserve Board lowered the Federal funds rate a total of 550 basis points from January 2001 to September 2003 which created, by the nature of CMOs and MBS, increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment. Additionally, the increased cashflows from principal prepayments create accelerated premium amortization, which negatively affects yield and income. The Company has purchased some CMOs with prepayment penalties of 3 years and 5 years to attempt to slow the pre-payments and increase yield.

The amortized cost and estimated market value of available-for-sale investment securities at September 30, 2003 and September 30, 2002 consisted of the following:

September 30, 2003 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$7,200	$454	—	$7,654
Obligations of states and political subdivisions	18,304	848	$(323)	18,829
U.S. Government agencies collateralized by mortgage obligations	56,854	984	(362)	57,476
Corporate bonds	979	122	—	1,101
Other securities	5,404	—	—	5,404
	$88,741	2,408	$(685)	$90,464

September 30, 2002 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$8,475	$827	—	$9,302
Obligations of states and political subdivisions	12,653	1,133	—	13,786
U.S. Government agencies collateralized by mortgage obligations	39,306	1,190	$(108)	40,388
Corporate bonds	972	103	—	1,075
Other securities	909	—	—	909
	$62,315	$3,253	$(108)	$65,460

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

The Company’s strategic plan has been to use its investment portfolio as a way to offset  interest rate risk inherent in its floating rate loans.  The Company recognizes the market rate risk of the investment portfolio in an increasing rate environment.   At September 30, 2003, the Company’s market risk for the investment portfolio was higher in an increasing rate environment versus a declining rate environment. At September 30, 2003 an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the Company’s investment portfolio of approximately $4,349,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $3,966,000 at September 30, 2003.

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

Interest expense in the third quarter of 2003 was $548,000 compared to $690,000 in the third quarter of 2002.  This $142,000, or 20.6%, decrease in interest expense occurred notwithstanding a 27.6% growth in quarterly average interest bearing deposits in the periods under review.  The decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates discussed above as well as prudent management of loan and deposit interest rates by the Management ALCO.  Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.

Quarterly average interest-bearing deposits for the third quarter of 2003 were $196,216,000 compared to $153,758,000 for the third quarter of 2002, a 27.6%, or $42,458,000 increase.  The effective rate for all interest bearing deposits was 0.97% in the third quarter of 2003 compared to 1.56% in the third quarter of 2002, a 59 basis point decrease.

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

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, as stated previously, with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates. Quarterly average non-interest bearing deposits increased 30.1% to $81,547,000 for the third quarter of 2003 compared to $62,698,000 for the third quarter of 2002.  New business relationships were the major contributor to this increase.

Other interest expense decreased $19,000 in the periods under review. The Company utilized its Federal Home Loan Bank (“FHLB”) credit line in 2002 in anticipation of short-term liquidity needs and to take advantage of opportunities to lock in low funding rates for increased loan growth.  While the loan growth met expectations, the deposit growth has exceeded expectations.  Borrowings from the FHLB were $8,000,000 at September 30, 2003 and $11,000,000 at September 30, 2002.  The average maturies and average rate of the borrowings at September 30, 2003 was .53 years and 3.47%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses in the third quarter of 2003 was $3,088,000 compared to $3,077,000 in the third quarter of 2002, an increase of $11,000, or 0.4%.

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

The Company made no additions to the allowance for credit losses in the periods under review mainly due to  improvements in the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years.  The net charge-off ratio declined to 0.031% for 2002 compared to 0.209% for 2001 and 0.295% for 2000.

An analysis of the changes in the allowance for credit losses for the quarters ended September 30, 2003 and 2002 is as follows:

	For the Three Month Period Ended September 30,
(Unaudited) (In thousands)	2003	2002

Balance, beginning of the quarter	$2,361	$2,389
Provision charged to operations	-0-	-0-
Losses charged to the allowance	(40)	(13)
Recoveries on loans previously charged off	52	55

Balance, end of period	$2,373	$2,431

Ratio of net credit recoveries to quarterly average loans outstanding	0.01%	0.03%
Ration of non-performing loans to allowance for credit losses	34.34%	44.14%
Allowance for credit losses to total loans	1.29%	1.55%

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

Non-interest income increased $291,000, or 27.4% in the third quarter of 2003 compared to the third quarter of 2002. The major contributor was realized gain on sales of available for sale investment securities offset by a decrease In rental income from equipment leased to others.

Service charges increased $60,000 or 11.3% in the periods under review.  The major contributor to the increase was the Bank’s Overdraft Protection program which was introduced in 2002.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  Loan placement fees increased $51,000, or 60.0%, in the periods under review.  The 25 basis point reduction in June 2003, 50 basis point reduction in late 2002, and the 475 basis point reductions in 2001 in the Federal funds rate by the Federal Reserve Board provided consumers with numerous opportunities for refinancing of single-family homes.  The Company has operated this department with essentially the same staff for the past 10 years with the knowledge that as interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Rental income from equipment leased to others decreased $143,000 or 66.8% in the periods under review.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.  Equipment leased to others,  net, was $40,000 at September 30, 2003 compared to $485,000 at September 30, 2002.  Offsetting this decrease in income is a decrease in depreciation related expenses discussed below.

Gain on sale of investment for the third quarter of 2003 was $356,000.  There were no sales of securities in the third quarter of 2002.  The Bank has utilized its investment portfolio as a way to offset interest rate decreases in the past several years.  In an opportunity to partially restructure some of this “rates down” protection, the Bank sold an agency bond and reinvested the proceeds into two bonds that would offer increased interest income in a “rates up” environment.  This opportunity resulted in an after tax gain of $235,000.

Other non-interest income decreased $32,000, or 14.0%, in the periods under review.  The decrease can be mainly attributed to a gain realized on the sale of an asset in the third quarter of 2002.

NON-INTEREST EXPENSES

Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.

Total non-interest expenses for the third quarter of 2003 decreased by $7,000,  compared to the same period in 2002. The major component of the decrease was a decrease in depreciation on equipment leased to others, which was partially offset by increases in salaries, occupancy expenses, and other non-interest expenses, .

Salaries and employee benefits increased $149,000, or 9.0%, in the third quarter of 2003 compared to the third quarter of 2002.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Benefits costs include performance incentives, salary deferral, group health insurance and worker’s compensation insurance.  Additional personnel for the new offices were also partially responsible for the increase. The increase in salary expense also includes the commissions paid to the mortgage brokerage personnel.  As stated above , the income in the mortgage area has increased 60.0% in the periods under review. The increases to salary expenses correspond to the Company’s overall strategic plan and design.

Occupancy and equipment expense increased $93,000 or 29.2%, in the periods under review. Depreciation expenses associated with the opening of two new offices, remodeling costs in 2002 and 2003, and the Bank’s name change in 2002 were contributors to the increase.

Depreciation expense and the provision for losses on equipment leased to others decreased $267,000, or 112.2%, in the third quarter of 2003 compared to the third quarter of 2002.  $100,000 of the decrease resulted from a reversal of reserves for residual losses.  As discussed above, the Company has decided not to actively pursue any additional lease purchases and the reserves were no longer needed.

INCOME TAXES

Income tax expense increased  $73,000, or 21.0% for the third quarter of 2003 compared to the third quarter of 2002.  The increase is mainly attributed to increased income before tax.  See further discussion of 2003 income taxes at page 26.

YEAR TO DATE AVERAGE BALANCES

The following table sets forth year to date  average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yield earned or rates paid thereon for the first nine months of 2003 and 2002.  The year to date average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by year to date average interest earning assets and is not computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE NINE MONTHS ENDED September 30, 2003			FOR THE NINE MONTHS ENDED September 30, 2002
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$500	$8	2.13%	$100	$2	2.67%
Securities
Taxable securities	65,182	1,576	3.22%	48,718	1,954	5.35%
Non-taxable securities	15,275	554	4.84%	9,471	365	5.14%
Total investment securities	80,457	2,130	3.53%	58,189	2,319	5.31%
Federal funds sold	17,449	143	1.09%	8,241	102	1.65%
Total securities	97,906	2,273	3.10%	66,430	2,421	4.86%
Loans	171,129	8,959	6.98%	146,475	8,360	7.61%
Total interest-earning assets	269,035	11,240	5.57%	212,905	10,783	6.75%
Allowance for credit losses	(2,401)			(2,376)
Non-accrual loans	701			777
Cash and due from banks	17,332			14,399
Premises	3,098			2,630
Other non-earning assets	12,178			10,619
Total average assets	$300,443	$11,240		$239,054	$10,783
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$56,145	$89	0.21%	$46,029	$129	0.37%
Money market accounts	71,118	511	0.96%	50,016	604	1.61%
Time certificates of deposit, under $100,000	46,961	788	2.24%	37,523	799	2.84%
Time certificates of deposit, $100,000 and over	13,705	157	1.53%	14,390	265	2.46%
Total interest-bearing deposits	187,929	1,545	1.10%	147,958	1,797	1.62%
Other borrowed funds	8,000	218	3.63%	11,736	252	2.86%
Federal funds purchased	—	—	0.00%	16	—	0.00%
Total interest-bearing liabilities	195,929	1,763	1.20%	159,710	2,049	1.71%
Non-interest bearing demand deposits	75,821			54,915
Other liabilities	3,517			2,180
Shareholders’ equity	25,176			22,249
Total average liabilities and shareholders’ equity	$300,443	$1,763		$239,054	$2,049

Interest income and rate earned on average earning assets		$11,240	5.57%		$10,783	6.75%
Interest expense and interest cost related to average interest-bearing liabilities		1,763	1.20%		2,049	1.71%

Net interest income and net interest margin		$9,477	4.70%		$8,734	5.47%

Average loans for the first nine months of 2003 increased $24,578,000 mainly in commercial and real estate related loans.   As stated above, the Company’s strategic planning for the past few years contributed to the increase.  The effective yield on loans decreased 63 basis points in the periods under review. As the majority of the Bank’s loans are tied to the prime rate, the decrease can mainly be attributed to the 50 basis point decrease in the prime rate in November 2002 and additional 25 basis points in June 2003.  Pricing competition from the major banks, as stated above, may continue to challenge the Bank’s ability to attract new business and retain existing business relationships.

As of September 30, 2003, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 28.0% and 63.4% of total loans, respectively. Similar concentrations existed as of December 31, 2002 with commercial and real estate-related loans representing 32.4% and 62.0% of total loans, respectively.

Loan Type (Dollars in Thousands)	September 30, 2003	% of Total loans	December 31, 2002	% of Total loans

Commercial & Industrial	$51,742	28.0%	$51,631	32.4%
Real Estate	91,987	50.0%	78,338	49.2%
Real Estate - construction, landdevelopment and other land loans	24,811	13.4%	20,379	12.8%
Consumer & Installment	5,458	2.9%	5,581	3.5%
Agricultural	10,666	5.7%	3,285	2.1%
	$184,664	100.0%	$159,214	100.0%

Management believes the loans within these concentrations have no more than the normal risk of collectibility.  However, substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

Year to date average investment securities increased 38.3% in the first nine months of 2003 compared to the first nine months of 2002. Investments are generally considered the result of excess liquidity and can be attributed to the difference between the increase in deposits and the increase in loans mentioned above.  Effective yield on investments decreased 178 basis points in comparing the periods under review. Refer to “Results of Operations for the Third Quarter of 2003 Compared to the Third Quarter of 2002” for further discussion.

Average Federal funds sold increased $9,208,000 in the periods under review mainly due to the significant increase in deposits. The effective yield for Federal funds sold was 1.09% in the first nine months of 2003 compared to 1.65% in the first nine months of 2002. This decrease reflects the 75 basis point decrease in the Federal funds rate in the periods under review. Limited investment opportunities in higher yielding assets necessitated holding excess funds in this lower yielding asset.

Year to date earning assets increased 26.5% or $56,530,000 for the periods under review.  The increase can be attributed to the increase in year to date average loans and investments mentioned above.  The 119 basis point decrease in the effective yield on earning assets is mainly attributed to the decrease in the investment portfolio yield mentioned above.

Average assets for the first nine months of 2003 increased $61,389,000 or 25.7% compared to the same period of 2002.  The major contributor to the increase was the 30.0% increase in average deposits which provided the funding for the increase in loans and investments.

Year to date average interest bearing deposits increased 27.0% in the periods under review.  The new and expanded offices established in the latter part of 2002 and the increased emphasis on relationship banking were the main contributors to the increase. The effect of the 50 basis point decrease in the Federal funds rate in November 2002 and 25 basis point decrease in June 2003 is reflected in the 52 basis point decrease in the effective rate paid on deposits in the first nine months of 2003 compared to the first nine months of 2002.

Average non-interest bearing deposits increased $20,906,000, or 38.1% in the periods under review.  While generally viewed as relatively inexpensive funding, historical low deposit rates have diminished the relative impact of these funds.

Average total deposits increased $60,877,000 in the periods under review, however maintaining this level of deposit growth in this current deposit rate environment will be a challenge for the Company in the remainder of 2003.

Average year to date other interest bearing liabilities decreased  $3,752,000 in the periods under review.  The effective rate on other liabilities, which consisted mainly of advances from the Federal Home Loan Bank (FHLB)  was 3.63% for the first nine months of 2003 compared to 2.86% for the same period of 2002.

The Company’s net interest margin decreased by 77 basis points in comparing the two periods mainly due to the decline in the investment yield discussed above.

RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS OF 2003 COMPARED TO THE FIRST NINE MONTHS OF 2002

Net income for the first nine months of 2003 was $2,609,000 compared to $2,062,000 in the same period of 2002, a $547,000 or 26.5% increase.  The increase in net income resulted from increases in net interest income after provision for credit losses, and a $235,000 net after tax gain on sale of investment which was partially offset by an increase in non-interest expenses.

INTEREST INCOME FROM LOANS

Interest income from loans increased 7.2%, or $599,000, in the periods under review as average total loan volumes increased 16.7%  for the first nine months of 2003 compared to the same period of 2002. As mentioned above, the $24,578,000 increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities. As discussed in the “Overview”, pricing competition from the major and regional banks has provided a challenge for the Bank to be competitive while maintaining credit quality.  See Loans in the “Results from Operations for the Third Quarter of 2003 Compared to the Third Quarter of 2002” for loan classifications and further discussion of loans.

The Company purchased loans from other financial institutions and brokers during the first nine months of 2003, which also contributed to the increase in volumes. These loans are to borrowers located in the Company’s general market area and undergo the same loan review process as loans originated by the Company.  The Company believes that these loans represent no greater risk factors than loans originated by the Company.

NON-ACCRUAL LOANS

The designation of a loan as non-accrual for financial reporting purposes does not relieve the borrowers of their obligation to pay interest.  Accordingly, the Company may ultimately recover all or a portion of the interest due on these non-accrual loans. This ocurred in the second quarter of 2003.  A non-accrual loan returns to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured.

INTEREST INCOME FROM INVESTMENTS

As stated above, the investment securities portfolio is comprised of U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, and a small amount of corporate debt instruments.  Even with the 38.3% increase in the investment securities portfolio, interest income from investment securities decreased 8.2% or $189,000 in the periods under review.  The decrease in these categories of income can be attributed to decreases in investment securities yields and accelerated premium amortization.

Interest income from Federal funds sold increased $41,000 in the periods under review, and year to date average Federal funds sold increased $9,208,000 in the periods under review. The effective yield for Federal funds sold was 1.09% in the first nine months of 2003 compared to 1.65% in the first nine months of 2002, which partially reflects the 50 basis point decrease in the Federal funds rate in November

2002 and the additional 25 basis point decrease in June 2003.

Interest income from interest-earning deposits in other banks increased $6,000 as the year to date average in this category increased $400,000 in the periods under review. Effective yield was 2.13% for the first nine months of 2003 compared to 2.67% for the same period in 2002.

Principal paydowns of CMOs and MBS in the first nine months of 2003 were $26,128,000 compared to $13,532,000 in the same period of 2002. As previously stated, the Federal Reserve Board lowered the Federal funds rate a total of 550 basis points from January 2001 to June 2003 which created, by the nature of CMOs and MBS, increased levels of principal prepayments in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment. Additionally, increased cashflows from principal prepayments create accelerated premium amortization, which negatively affects yield and income. Refer to “Results of Operations for the Third Quarter of 2003 Compared to the Third Quarter of 2002” for further discussion of investment securities.

INTEREST EXPENSE

Interest expense in the first nine months of 2003 was $1,763,000 compared to  $2,049,000 in the first nine months of 2002.  This $286,000, or 14.0%, decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates by the Federal Reserve Board discussed above and prudent management of loan and deposit rates by the Management ALCO.

Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Year to date average interest-bearing deposits for the first nine months of 2003 increased $39,971,000 compared to the first nine months of 2002, a 27.0% increase.  The effective rate for all interest bearing deposits was 1.10% in the first nine months of 2003 compared to 1.62% in the first nine months of 2002, a 52 basis point decrease.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, with deposit rates at historical lows, the advantages of the funding is not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased 38.1% for the first nine months of 2003 compared to the first nine months of 2002.  New business relationships were the major contributor to this increase.  The Company also attributes “flight to safety” for the increase in deposits as customers, in some cases, experienced reduction or loss of principal in other financial products and in the stock market.  It is uncertain how long these deposits may remain with the Company.

Other interest expense decreased $34,000, or 13.5% in the periods under review.  Refer to “Results of Operations for the Third Quarter of 2003 Compared to the Third Quarter of 2002” for further discussion of the Company’s use of its Federal Home Loan Bank (“FHLB”) credit line. The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

Net interest income before provision for credit losses for the first nine months of 2003 was $9,477,000 compared to $8,734,000 in the first nine months of 2002, an increase of $743,000, or 8.5%.

PROVISION FOR CREDIT LOSSES

The Company made no additions to the allowance for credit losses in the first nine months of 2003 and 2002.

An analysis of the changes in the allowance for credit losses for the nine-month periods ended September 30, 2003 and 2002 is as follows:

	For the Nine Month Periods Ended September 30,
(Unaudited) (In thousands)	2003	2002
Balance, beginning of the year	$2,433	$2,474
Provision charged to operations	-0-	-0-
Losses charged to the allowance	(208)	(314)
Recoveries on loans previously charged off	148	271
Balance, end of period	$2,373	$2,431

Ratio of net credit losses to year-to-date average loans outstanding	(0.03)%	(0.03)%
Ratio of non-performing loans to allowance for credit losses	34.3%	69.1%
Allowance for credit losses to total loans	1.29%	1.55%

Refer to “Results of Operations for the Third Quarter of 2003 Compared to the Third Quarter of 2002”, Provision for Credit Losses section, for further discussion.

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

Non-interest income increased $308,000, or 9.8% in the first nine months of 2003 compared to the first nine months of 2002. The major contributor was net realized gains on sales of investment securities.

Service charge income increased $194,000, or 13.6% in the periods under review.  The Bank introduced a successful new deposit product, Overdraft Privilege Account, in the second half of 2002, which was the main contributor to the increase. Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were also contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service charges.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional service charges.

Rental income from equipment leased to others decreased $404,000 or 48.4% in the periods under review.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

At stated previously, the Company offers a mortgage brokerage service for the convenience of its customers.  Loan placement fees increased $175,000, or 75.4%, in the periods under review.  The personnel staffing is this area has remained relatively unchanged in the periods under review.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.

Net realized gain on sales of investment securities increased $329,000 in the periods under review.  There was one investment sale in the first nine months of 2003 and no sales for the same period of 2002.

NON-INTEREST EXPENSES

Total non-interest expenses for the first nine months of 2003 increased by $431,000, or 4.9%, compared to the same period in 2002.  The major components of the increase were salaries and occupancy expenses, which were partially offset by decreases in depreciation on equipment leased to others and other non-interest expenses.

Salaries and employee benefits increased $797,000, or 17.4%, in the first nine months of 2003 compared to the first nine months of 2002.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Benefits costs include performance incentives, salary deferral and profit sharing, group health insurance and worker’s compensation insurance.  Additional personnel for the new offices that were opened in the second half of 2002 were also partially responsible for the increase.  Also included in the salary expense increase are commissions paid to the personnel in the mortgage brokerage area.  As stated above, the income in the mortgage area increased 75.4% in the periods under review.  The increases in salary expenses correspond to the Company’s overall strategic plan and design.

Occupancy and equipment expense increased $283,000 or 31.8%, in the periods under review.  As stated previously, depreciation expenses associated with the opening of two new offices and remodeling costs in 2002 and 2003 were the main contributors to the increase.

Depreciation expense and the provision for losses on equipment leased to others decreased $532,000, or 72.7%, in the first nine months of 2003 compared to the first nine months of 2002.  As discussed above, the Company has decided not to actively pursue any additional lease purchases.

Other expenses decreased $117,000, or 4.4%, in the first nine months of 2003 compared to the first nine months of 2002.   The majority of the decrease can be attributed to decreases in advertising, auditing, and legal expenses which were incurred in connection with the Bank’s name change and the formation of the real estate investment trust in 2002.

INCOME TAX

Income tax expense increased $73,000 for the periods under review. The Company’s effective tax rate decreased to 28.3% in the first nine months of 2003 from 31.7% in the first nine months of 2002.  The change is primarily attributable to changes in the mix of taxable and non-taxable interest income in the periods under review, and the Bank’s real estate investment trust, Central Valley Community Realty, LLC (“CVCR”).  The Bank formed a real estate investment trust in the second quarter of 2002 that invests in the Bank’s real estate related assets.  CVCR, as a real estate investment trust, is afforded certain tax advantages which reduce state income tax expense.  However, no assurance can be given that the Company will continue to realize these tax advantages.

EFFICIENCY RATIO

The Company’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio for the nine month period ended September 30, 2003 was 71.8% compared to 74.5% for the same period ended September 30, 2002.  This means that for every dollar of income generated, the cost of that income was 72 cents in the first nine months of 2003 and 75 cents in the first nine months of 2002.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 66.1% at September 30, 2003 remains lower than the Company’s peers.

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

The following table shows the distribution of the Company’s undisbursed loan commitments at September 30, 2003 and 2002, respectively.

Loan Type (In Thousands)	September 30, 2003	September 30, 2002

Commercial & Industrial	$39,730	$33,287
Real Estate	16,186	20,510
Consumer & Installment	19,347	11,608

Total	$75,263	$65,405

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated quarterly average assets and risk-weighted assets of the Company and of the Bank are not materially different at September 30, 2003.  Management believes that the Company and the Bank continue to exceed minimum capital adequacy requirements as of September 30, 2003.

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

The following table presents the Company’s capital ratios as of September 30, 2003 and December 31, 2002.

(Unaudited)			To Be Well- Capitalized Under Prompt Corrective Action Provisions		Minimum Regulatory Requirements
Total as of September 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$27,201,000	12.7%	$21,392,000	10.0%	$17,113,000	8.0%
Tier 1 Capital (to risk weighted assets)	$24,828,000	11.6%	$12,835,000	6.0%	$8,557,000	4.0%
Tier 1 Capital (to average assets)	$24,828,000	7.9%	$15,703,000	5.0%	$12,562,000	4.0%

Total as of December 31,2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$24,550,000	13.2%	$18,549,000	10.0%	$14,839,000	8.0%
Tier 1 Capital (to risk weighted assets)	$22,236,000	12.0%	$11,129,000	6.0%	$7,419,000	4.0%
Tier 1 Capital (to average assets)	$22,236,000	8.0%	$13,915,000	5.0%	$11,132,000	4.0%

On May 21, 2003, the Company declared a 10 cent per share cash dividend for shareholders of record on June 2, 2003,  payable June 30, 2003.  On December 18, 2002, the Company announced a two-for-one stock split which was effected on January 6, 2003.

The Company also announced a stock repurchase program on December 18, 2002 effective January 1, 2003 and ending December 31, 2003 with the intent to purchase up to $500,000 or approximately 2% of its common stock.  At September 30, 2003, the Company had repurchased 5,463 shares at a cost of $81,672.

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

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets, which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold, available for sale investment securities (less pledged securities) and loans maturing within the next 90 days averaged 113,830,000 for the first nine months of 2003, or 37.9% of average assets, compared to $94,179,000, or 39.4% of average assets for the first nine months of 2002.  The ratio of average liquid assets to average demand deposits was 150.1% for the first nine months of 2003 compared to 171.5% for the first nine months of 2002.  The Company’s loan to deposit ratio at September 30, 2003 was 66.1% compared to 67.5% at September 30, 2002.

As mentioned above, unpledged investment securities may also provide liquidity through principal paydowns, maturities, or by selling the investment.  At September 30, 2003, $62,385,000 in unpledged securities was available as collateral for borrowing or sale. The market value of these unpledged securities was $63,108,000

The following table reflects the Company’s credit lines, balances outstanding, and collateral pledgings at September , 2003 and 2002:

Credit Lines	September 30, 2003	Balance at September 30, 2003	September 30, 2002	Balance at September 30, 2002
Unsecured Credit Lines (interest rate varies with market)	$8,000,000	$-0-	$6,000,000	$-0-

Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $8,981,000 Market Value of Collateral $9,360,000	$8,000,000	Collateral pledged $14,933,000 Market Value of Collateral $15,822,000	$11,000,000

Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $1,146,000 Market Value of Collateral $1,216,000	$-0-	Collateral pledged $4,113,000 Market Value of Collateral $4,232,000	$-0-

At September 30, 2003 and 2002, respectively, the Bank had $8,000,000 and $11,000,000 outstanding on these credit lines.  Average maturity of the advances was 0.53 years at an average rate of 3.47%.

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

At September 30, 2003, the Company does not believe that inflation has a material impact on its consolidated financial position or results of operations.

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

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.               Exhibit 10.45  Amendment No. 2 to Executive Salary Continuation Agreement by and between Central Valley Community Bank, f/k/a Clovis Community Bank, and Daniel J. Doyle.

Exhibit 10.46  Amendment No. 1 to Endorsement Split Dollar Plan Agreement by and between Central Valley Community Bank, f/k/a Clovis Community Bank, and Daniel J. Doyle.

Exhibit 31.1 Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer.

Exhibit 31.2 Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer.

Exhibit 32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.              On July 9, 2003, the Company filed a current Report on Form 8-K reporting, under Item 7, financial statements and exhibits and Item 9, the issuance of a press release announcing unaudited financial information and accompanying discussion for the quarter and six-months ended June 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: October 31, 2003	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: October 31, 2003	By:	/s/G. Graham
G. Graham, Chief Financial Officer