Form 10KSB
period 2003-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2004-03-26
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2003

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

State issuer’s revenues for its most recent fiscal year: $ 19,516,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 24, 2004:  $38,501,883.

State the number of shares of Common Stock outstanding as of March 24, 2004: 2,625,477

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement which will be filed within 120 days after December 31, 2003, in connection with the solicitation of proxies for its 2004 Annual Meeting of Shareholders, are incorporated by reference in Items 9, 10, 11 and 12 of part III hereof.  The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-KSB.

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

At December 31, 2003, the Company had one banking subsidiary, the Bank. The Company’s principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Fresno County, Sacramento County and the surrounding area through the Bank. The Company does not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to the Company refer to the Company and the Bank on a consolidated basis. At December 31, 2003, the Company had consolidated total assets of approximately $327,930,000. See Items 6 and 7 , Management’s Discussion and Analysis or Plan of Operation and Financial Statements.

During 2003 and 2002, the Company approved stock repurchase plans authorizing the purchase of shares up to a total cost of $500,000, or approximately 2% and 3%, respectively, of its common stock, in each year.  As of December 31, 2003 and 2002, the Company repurchased 5,463 and 40,812 shares at a total cost of $81,000 and $483,000, respectively.

In January 2004, the Company approved a stock repurchase plan authorizing the purchase of shares up to a total cost of $500,000, or approximately 1% of its outstanding common stock.  The plan expires January 17, 2004.

As of March 24, 2004, the Company had a total of 130 employees and 99.7 full time equivalent employees, including the employees of the Bank.

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

No new offices or locations were completed in 2003.  The Company focused on gaining the benefits of the new offices opened in 2002 and on offering competitive products and services.

During 2002, the Bank relocated its River Park and Fig Garden Village offices in Fresno, California to new expanded sites.  Also in 2002, the Bank also opened two new full service offices in step with its strategic plans to expand its market areas to the entire central valley area of California.  An office in the Sacramento area was opened in the first half of 2002 and in the second half of 2002, a new office located in Kerman, California was opened.

The Bank anticipates additional branch openings to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates opening a new full-service office in 2004 or 2005 in the Fresno downtown area.

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

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2003, the Company had total loans of $186,274,000.  Total commercial and industrial loans outstanding were $55,506,000; total real estate construction, land development and other land loans outstanding were $25,232,000; total other real estate loans outstanding were $90,033,000, and total consumer installment loans outstanding were $5,117,000. The Company accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2003 approximately

61.7% of the Company’s loan portfolio held for investment consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 29.7% consisted of commercial loans.  See Item 6 - Management’s Discussion and Analysis or Plan of Operation. The Company believes that these concentrations are mitigated by the diversification of the loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. In addition, the business activities of the Company currently are mainly concentrated in Fresno County, California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

The Company’s deposits are attracted from individual and commercial customers.  A material portion of the Company’s deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Company.

In order to attract loan and deposit business from individuals and small businesses, the Company maintains the following lobby hours at its branches:

Branch	Monday – Thursday	Friday	Saturday	Sunday
Clovis Main	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 6:00 p.m.	None	None
Clovis Main Drive Up	8:00 a.m. to 5:30 p.m.	8:00 a.m. to 6:00 p.m.	None	None
Foothill	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.	None
Clovis/Herndon	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 5:00 p.m.	10:00 a.m. to 3:00 p.m.
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.	None
Kerman	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None	None
River Park	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.	None
River Park Drive Up	8:00 a.m. to 5:30 p.m.	8:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.	None
Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None	None

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

In Fresno County, in addition to the Company’s seven branch locations, serving the Bank’s primary service areas, as of December 31, 2003 there were 112 operating banking offices in the Company’s primary service area, which consists of the cities of Clovis, Fresno, Kerman and Prather, California, of which  65 were offices of regional and major chain banking systems and 12 were offices of other community banks. Prather does not contain any banking offices other than the Company’s office. The Company’s primary service area contains 26 thrift offices. Business activity in the Company’s primary service area is oriented towards light industry, small business and agriculture.

In Sacramento County, in addition to the Company’s one branch, as of December 31, 2003 there were 199 operating banking offices in the Company’s primary service area of which 104 were offices of regional and major chain banking systems and 22 were offices of other community banks.  The Sacramento service area contains 56 thrift offices.

The banking business in California generally, and in the Company’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Company is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Major banks offer certain services such as international banking and trust services which are not offered directly by the Bank but which usually can be offered indirectly through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. Legal lending limits to an individual customer are limited to a percentage of a bank’s total capital accounts. As of December 31, 2003, the Bank’s legal loan limits to individual customers were $4,040,000 for unsecured loans and $6,734,000 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Clovest Corporation

The Bank has engaged in real estate investment and development activities since 1987 through a wholly-owned subsidiary, Clovest Corporation (“Clovest”).  On July 15, 1998 the Board of Directors approved the discontinuance of Clovest’s operations. As of December 31, 2003 and 2002, and for the years then ended, the Company’s investment in Clovest and the results of Clovest’s operations were not material.

Clovis Securities Corporation

The Bank has another wholly-owned subsidiary, Clovis Securities Corporation, which has been inactive since December 31, 1993.

Central Valley Community Realty,LLC

The Bank formed a real estate investment trust, Central Valley Community Realty, LLC (“CVCR”) in 2002.  The trust invests in the Bank’s real estate related assets.  CVCR, as a real estate investment trust, is afforded certain tax advantages which reduce state income tax expense. Refer to Item 6, Management’s Discussion and Analysis or Plan of Operations for further discussion on CVCR.

Statistical Disclosure

This information should be read in conjunction with the consolidated financial statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in items 6 and 7 of this annual report.

Distribution Of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth the Company’s average consolidated balance sheets for the years ended December 31, 2003, 2002 and 2001 and an analysis of interest rates and the interest rate differential for the years then ended. Table B sets forth the changes in interest income and interest expense in 2003 and 2002 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value of investment securities at December 31, 2003, 2002 and 2001 and the book value, maturities and weighted average yield of investment securities at December 31, 2003 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2003, 2002, 2001, 2000, and 1999 is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2003 are summarized in Table E.

Table F shows the composition of non-accrual, past due and restructured loans at December 31, 2003, 2002, 2001, 2000, and 1999. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on non-accrual status.

Summary Of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2003, 2002, and 2001.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2003.

Return On Equity And Assets

Table J sets forth certain financial ratios for the years ended December 31, 2003, 2002, and 2001.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2003, 2002 and 2001. The average balances reflect daily averages except non-accrual loans, which were computed using quarterly averages.

	2003			2002			2001
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Rates Earned	Average Balance	Interest Income/ Expense	Average Rates Earned	Average Balance	Interest Income/ Expense	Average Rates Earned
ASSETS:
Interest-earning deposits in other banks	$500	$11	2.20%	$175	$5	2.86%	$100	$3	3.00%
Investment securities:
Taxable	67,238	1,981	2.95%	50,974	2,629	5.16%	55,059	3,475	6.31%
Non-taxable (1)	15,842	754	4.76%	10,136	512	5.05%	8,665	479	5.53%
Total investment securities	83,080	2,735	3.29%	61,110	3,141	5.14%	63,724	3,954	6.20%
Federal funds sold	17,642	185	1.05%	12,826	195	1.52%	6,502	240	3.69%
Total securities	100,722	2,920	2.90%	73,936	3,336	4.51%	70,226	4,194	5.97%
Loans (2)(3)	174,057	12,039	6.92%	147,956	11,195	7.57%	112,092	10,380	9.26%
Total interest-earning assets (1)	275,279	$14,970	5.44%	222,067	$14,536	6.55%	182,418	$14,577	7.99%
Less allowance for credit losses	(2,398)			(2,390)			(2,241)
Non-accrual loans	651			698			442
Cash and due from banks	18,364			14,988			13,932
Premises and equipment	3,082			2,719			1,896
Other assets	10,906			10,866			10,075
Total average assets	$306,384			$248,948			$206,522

	2003			2002			2001
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Rates Paid	Average Balance	Interest Income/ Expense	Average Rates Paid	Average Balance	Interest Income/ Expense	Average Rates Paid
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Savings and negotiable orders of withdrawal	$57,282	$115	0.20%	$47,936	$168	0.35%	$40,126	$263	0.66%
Money market accounts	72,720	659	0.91%	52,414	817	1.56%	45,397	1,366	3.01%
Time certificates of deposit, Under $100,000	47,118	1,032	2.19%	38,847	1,074	2.76%	35,458	1,646	4.64%
Time certificates of deposit, $100,000 and over	13,675	198	1.45%	14,251	334	2.34%	16,365	840	5.13%
Total interest-bearing deposits	190,795	2,004		153,448	2,393	1.56%	137,346	4,115	3.00%
Other borrowed funds	8,230	286	3.48%	11,277	335	2.97%	532	22	4.14%
Federal funds purchased	—	—	—	18	0	1.09%	14	1	7.14%
Total interest-bearing Liabilities	199,025	$2,290	1.15%	164,743	$2,728	1.66%	137,892	$4,138	3.00%
Non-interest bearing deposits	79,364			59,181			45,843
Other liabilities	2,511			2,420			2,606
Shareholders’ equity	25,484			22,604			20,181
Total liabilities and Shareholders’ equity	$306,384			$248,948			$206,522
Interest income and average rate earned on earning assets (1)		$14,970	5.44%		$14,536	6.55%		$14,577	7.99%
Interest expense and average interest cost related to interest- bearing liabilities		2,290	1.15%		2,728	1.66%		4,138	3.00%
Net interest income and margin(4)		$12,680	4.61%		$11,808	5.32%		$10,439	5.72%

(1)                                  Not computed on a tax equivalent basis.

(2)                                  Loan interest income includes loan fees of  $721 in 2003; $755 in 2002; and, $648 in 2001 (dollars in thousands).

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

	Year Ended December 31
	2003 Compared to 2002			2002 Compared to 2001
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$7	$(1)	$6	$2	$(0)	$2
Investment securities:
Taxable	1,884	(2,532)	(648)	(244)	(602)	(846)
Non-taxable (1)	270	(28)	242	67	(34)	33
Total investment securities	2,154	(2,560)	(406)	(177)	(636)	(813)
Federal funds sold	(55)	45	(10)	(114)	69	(45)
Loans	1,639	(795)	844	1,903	(1,088)	815
Total earning assets(1)	3,745	(3,311)	434	1,614	(1,655)	(41)
Interest expense:
Deposits:
Savings and negotiable orders of withdrawal	637	(848)	(211)	359	(1,003)	(644)
Certificates of deposit under $100,000	(1,684)	1,642	(42)	177	(749)	(572)
Certificates of deposit $100,000 and over	(13)	(123)	(136)	(97)	(409)	(506)
Total deposits	(1,060)	671	(389)	439	(2,161)	(1,722)
Federal funds purchased	(1)	1	0	0	(1)	(1)
Other borrowed funds	(132)	83	(49)	317	(4)	313
Total interest bearing liabilities	(1,193)	755	(438)	756	(2,166)	(1,410)
Net interest income (1)	$4,938	$(4,066)	$872	$858	$511	$1,369

(1) Not computed on a tax equivalent basis.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2003, 2002 and 2001 is set forth in the following table. At December 31, 2003, the Bank held no investment securities from any issuer which totaled over 10% of the Company’s shareholders’ equity.

	Book Value at December 31
Available for Sale (In Thousands)	2003	2002	2001

U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$11,123	$10,619	$8,477
Mortgage-backed securities	55,490	44,421	35,675
Obligations of states and political subdivisions	19,947	16,629	12,440
Federal Home Loan Mortgage Corporation stock	-0-	-0-	1,019
Corporate bonds	-0-	974	967
Other securities	7,632	2,348	265
Total Available-for-Sale Securities	$94,192	$74,991	$58,843

The book value, maturities and weighted average yield of investment securities at December 31, 2003 are summarized in the following table.

Maturing
(Dollars in Thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available for Sale	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Obligations of other U.S.Government agencies and corporations	$1,002	2.25%	$8,170	4.37%	—	—	$1,951	5.88%	$11,123	4.45%

Mortgage-backed securities	—	—	654	4.78%	$7,047	5.32%	47,789	3.71%	55,490	3.92%

Obligations of states & political subdivisions	—	—	2,563	2.74%	4,670	4.72%	12,714	3.90%	19,947	4.32%

Other securities	7,632.94%		—	—	—	—	—	—	7,632.94%

Total Available for Sale	$8,634	1.09%	$11,387	4.03%	$11,717	5.08%	$62,454	3.81%	$94,192	3.83%

(1)  Not computed on a tax equivalent basis.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2003, 2002, 2001, 2000 and 1999 is summarized in the table below.

(In Thousands)	2003	2002	2001	2000	1999
Commercial and industrial	$55,506	$66,580	$51,718	$36,614	$38,374
Real estate
Construction, land development & other land loans	25,232	21,736	27,462	12,829	8,253
Other	90,033	57,498	41,858	33,534	25,544
Loans to finance agricultural production or other loans to farmers	10,714	3,978	1,159	941	610
Installment loans to individuals for household, family and other personal expenditures	5,117	5,581	5,517	7,371	5,918
Leases		3,828	5,656	4,612	2,260
Other	320	13	302	385	545
Subtotal	186,922	159,214	133,672	96,286	81,504
Unearned income	(648)	(488)	(401)	(266)	(251)
Subtotal	186,274	158,726	133,271	96,020	81,253
Allowance for credit losses	(2,225)	(2,433)	(2,474)	(2,047)	(2,236)
Total (1)	183,849	$156,293	$130,797	$93,973	$79,017

(1)Includes non-accrual loans of:

2003	2002	2001	2000	1999
634	$466	$1,109	$205	$3,617

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of the Company’s loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2003.

Maturity Distribution of Loans(1): (In Thousands)	One Year or Less	After One Through Five Years	After Five Years	Total

Real estate construction	$19,043	$5,492	$697	$25,232
Other real estate	57,701	13,693	18,638	90,032
Commercial and industrial	55,308	9,634	965	65,907
Installment	2,539	1,196	1,382	5,117
	$134,591	$30,015	$21,682	$186,288
Sensitivity to Changes in Interest Rates:
Loans with Fixed Interest Rates		$21,677	$21,021
Loans with Floating Interest Rates		8,338	661
Total		$30,015	$21,682

(1)Does not include non-accrual loans of $634.

Table F

COMPOSITION OF NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of non-accrual, restructured and past due loans at December 31, 2003, 2002, 2001, 2000, and 1999 is set forth below:

	December 31
(Dollars in Thousands)	2003	2002	2001	2000	1999
Non-accrual	$634	$466	$1,109	$205	$3,617
Accruing loans past due 90 days or more	-0-	-0-	-0-	—0—	—0—
Restructured loans	-0-	615	627	—0—	145
	$634	$1,081	$1,736	$205	$3,762

Non-accrual loans to total loans	0.3%	0.3%	0.8%	0.2%	4.5%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from non-accrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on non-accrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is ninety days or more past due. Loans in the non-accrual category are treated as non-accrual loans even though the Company may ultimately recover all or a portion of the interest due. These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured. At December 31, 2003, the Company had $634,000 in non-accrual loans.  One manufacturing relationship represented 66.3% of the total non-accrual loans.

Interest income on non-accrual loans that would have been recognized in the year ended December 31, 2003 if the loans had been current in accordance with their original terms totaled $27,000. No income was recognized on these loans for the year ended December 31, 2003.

In 2002, 2001, and 1999, the Company had one (1) restructured loan in the principal amount of $615,000, $627,000, and $145,000, respectively. At December 31, 2003 and 2000 the Company had no restructured loans.  See Note 3 of the Notes to Consolidated Financial Statements of the Company included under Item 7 - Financial Statements for information concerning the Company’s recorded investment in loans for which an impairment has been recognized. Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination. Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

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

As of December 31, 2003, the Company had no loans where known information abut possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

(Dollars in Thousands)	2003	2002	2001	2000	1999
Loans outstanding at December 31,	$186,922	$159,214	$133,672	$96,286	$81,504
Average loans outstanding during period	$174,708	$148,654	$112,534	$85,968	$77,234
Allowance for credit losses:
Balance at beginning of year	$2,433	$2,474	$2,047	$2,236	$2,949
Deduct loans charged-off:
Commercial and industrial	(172)	(289)	(342)	(146)	(1,561)
Real estate – construction	-0-	-0-	-0-	-0-	-0-
Real estate – other	-0-	-0-	-0-	(868)	-0-
Loans to finance agricultural and other loans to farmers	-0-	-0-	-0-	-0-	(845)
Loans to individuals for household, family and other personal expenditures	(45)	(63)	(49)	(128)	(103)
Other	-0-	-0-	-0-	-0-	(24)

Total loans charged-off	(217)	(352)	(391)	(1,142)	(2,533)
Add recoveries of loans charged off:
Commercial and industrial	167	275	122	271	447
Real estate – construction	-0-	-0-	-0-	-0-	-0-
Real estate – other	9	-0-	37	-0-	53
Loans to finance agricultural and other loans to farmers	-0-	-0-	9	591	-0-
Loans to individuals for household, family and other personal expenditures	33	36	28	41	50
Total recoveries	209	311	196	903	550
Net charge-offs	(8)	(41)	(195)	(239)	(1,983)

Add provision charged to operating expense	-0-	-0-	622	50	1,270
Balance at end of year	$2,425	$2,433	$2,474	$2,047	$2,236
Allowance for credit losses as a percentage of outstanding loan balance	1.30%	1.53%	1.85%	2.13%	2.74%
Net charge-offs to average loans outstanding	0.01%	0.03%	0.17%	0.28%	2.57%

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate Company losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The allowance for credit losses is reviewed at least quarterly by the Board of Directors Audit/Compliance Committee and by the Board of Directors. Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors. The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure. Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety. Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or the Company’s own internal review process. Additions are also required when, in management’s judgment, the reserve does not properly reflect the potential loss exposure.

The Company made no additions to the allowance for credit losses in 2003 and 2002 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged-off loans.

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

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2003		2002		2001		2000		1999
(Dollars in Thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category To Total Loans	Amount	Percent of Loans in Each Category To Total Loans

Commercial and industrial	$717	29.6%	$985	40.7%	$1,345	54.4%	$877	42.8%	$1,060	47.1%

Real estate construction	249	10.3%	85	3.5%	141	5.7%	272	13.3%	75	10.1%

Real estate - other	777	32.0%	1,039	42.5%	370	15.0%	712	34.8%	845	31.3%

Loans to finance agricultural and other loans to farmers	540	22.3%	159	6.5%	380	15.3%	20	1.0%	5.8%

Loans to individuals for household, family and other personal expenditures and other loans	85	3.5%	58	2.4%	62	2.5%	158	7.7%	146	7.3%

Lease contracts	3.1%		—	—	—	—	—	—	23	2.8%

Year 2000 for all loan types	—	—	—	—	—	—	—	—	81	N/A

Other	47	1.9%	40	1.6%	—	—	8	0.4%	1.6%

Non-specific reserve	7.3%		67	2.8%	176	7.1%	—	—	—	N/A
	$2,425		$2,433		$2,474		$2,047		$2,236

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all potential loan charge-offs that exist in the portfolio at that time.

Table H

DEPOSITS

The Company has no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2003, 2002 and 2001.

	(Dollars in Thousands)
	2003		2002		2001
	Balance	Rate	Balance	Rate	Balance	Rate

Savings and negotiable orders of withdrawal	$130,002	$0.60	$100,350	0.98%	$85,523	1.90%
Time certificates of deposit, under $100,000	47,118	2.19%	$38,847	2.76%	$35,458	4.64%

Non-interest bearing demand	79,364	N/A	$59,181	N/A	$45,843	N/A

Total deposits	$270,159		$212,629		$183,189

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2003.

(In Thousands)
Three months or less	$12,794
Over 3 months through 6 months	1,954
Over 6 through 12 months	6,644
Over 12 months	4,588
$25,980

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Net Income:
To average assets	1.10%	1.12%	1.15%
To average shareholders’ equity	13.23%	12.32%	11.78%
Dividends declared per share to net income per share	8.40%	4.90%	N/A
Average shareholders’ equity to average assets	8.32%	9.08%	9.77%

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

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by the Department of Financial Institutions (“DFI”).

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

PAYMENT OF DIVIDENDS

THE COMPANY

The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code. At December 31, 2003, the Company had no outstanding shares of preferred stock.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2003 follow:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.0%	10.0%	12.3%	12.8%
Tier 1 risk-based capital ratio	4.0%	6.0%	11.2%	11.7%
Tier 1 leverage capital ratio	4.0%	5.0%	7.5%	7.8%

RECENT LEGISLATION

SARBANES-OXLEY ACT

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms.  To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members.  In addition, the audit partners must be rotated.  The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (“SEC”), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.  In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

USA PATRIOT ACT

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  The USA PATRIOT Act also made significant changes to the Bank Secrecy Act.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and of identifying customers when establishing new relationships and standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

*To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

*To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

* To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

*To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are to establish anti-money laundering programs to enhance their Bank Secrecy Act program.  The USA PATRIOT Act sets forth minimum standards for these programs, including:

* The development of internal policies, procedures, and controls;

* The designation of a compliance officer;

* An ongoing employee training program; and

* An independent audit function to test the programs.

Bank management believes that the Bank is currently in compliance with the Act.

FINANCIAL SERVICES MODERNIZATION LEGISLATION

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act. This legislation eliminated many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Board of Governors, FDIC and the Office of the Comptroller of the Currency) among others, continue to draft regulations to implement the Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation’s financial system. The law is subdivided into seven titles, by functional area.

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

SECURITIES ACTIVITIES. Title II narrows the exemptions from the securities laws previously enjoyed by banks and creates a new, voluntary investment bank holding company.  The Board of Governors and the SEC continue to work together to draft rules governing certain securities activities of banks.

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

PRIVACY. Under Title V, federal banking regulators were required to adopt rules that have limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000 to implement the privacy provisions of Title V. Under the rules, financial institutions must provide:

* initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

* annual notices of their privacy policies to current customers; and

* a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

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

COMMUNITY REINVESTMENT ACT SUNSHINE REQUIREMENTS. The federal banking agencies have adopted final regulations implementing Section 711 of Title VII of the Gramm-Leach-Bliley Act , the Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each agreement.  Neither the Company nor the Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

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

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  The Bank was last examined for CRA compliance by its primary regulator, the FDIC, as of December 2003.

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

CALIFORNIA FINANCIAL INFORMATION PRIVACY ACT/FAIR CREDIT REPORTING ACT

In 1970, the federal Fair Credit Reporting Act (the “FCRA”) was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information.  Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system.  The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions.  Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA.  The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

The California Financial Information Privacy Act, which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The Act would allow a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and would require that permission from each such consumer be acquired by a financial institution prior to sharing such information.  These provisions are much more restrictive than the privacy provisions of the Financial Services Modernization Act, and would require the Bank to adopt new policies, procedures and disclosure documentation if implemented as enacted.  The cost of complying with this legislation is not predictable at this time.

Congress enacted the FACT Act, (Fair and Accurate Credit Transaction Act) of 2003, which will have the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003.  The President signed the FACT Act into law on December 4, 2003.  In general, the FACT Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act will preempt elements of the California Financial Information Privact Act.   The FACT Act requires the Board of Governors and the Federal Trade Commission to issue final regulations within nine months of the effectiveness of the FACT Act, and that thos regulations must become effective within six months of issuance.  The provisions of the regulations that will implement the FACT Act, and the timing of their effect on the Bank, cannot be determined at this time.

CHECK 21 ACT

On December 22, 2003, the Board of Governors approved a proposed rule to amend Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (Check 21 Act).  The Check 21 Act was enacted on October 28, 2003 and becomes effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes.  A substitute check is a paper reproduction of the original check that can be processed just like the original check.  The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically.  The Board’s proposed amendments: 1) set forth the requirements of the Check 21 Act that apply to banks; 2) provide a model disclosure and model notices relating to substitute checks; and 3) set forth bank indorsement and identification requirements for substitute checks.  The proposed amendments also clarify some existing provisions of the rule and commentary.

The Bank has been imaging its customers’ checks since 2000 and anticipates that Check 21 Act will have limited impact on the Bank.  The Act provides for “paperless” clearing of transit items which may provide some cost savings in transportation costs.

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

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  The Statement also clarifies when a derivative contains a financing component.  The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.  In management’s opinion, adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

ITEM 2 -                                                 DESCRIPTION OF PROPERTY.

(a)  Properties

	OWNED	LEASED	TOTAL

FULL SERVICE BRANCHES

Main Deposit Branch 600 Pollasky Avenue, Clovis, CA	1		1

Foothill Branch, Prather, CA	1		1

Kerman Branch, Kerman, CA		1	1

River Park Branch, Northeast Fresno, CA		1	1

Fig Garden Branch, Northwest Fresno, CA		1	1

Supermarket Branch, Clovis, CA		1	1

Sacramento Private Banking, Gold River, CA		1	1

OTHER FACILITIES:

Accounting and Information Services Department 536 Woodworth, Clovis, CA	1		1

Real Estate Department and Loan Servicing 795 Pollasky Avenue, Clovis, CA		1	1

Training Facility 630 Pollasky Avenue, Clovis, CA		1	1

Executive Administration Office 642 Pollasky Avenue, Clovis, CA		1

SBA Department 624 Pollasky Avenue, Clovis CA		1	1

Total	3	9	12

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

(c)          Description of Real Estate and Operating Data

Inapplicable.  None of the net book values of the properties listed above represent 10% or more of total assets of the Company as of December 31, 2003.

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

ITEM 4 -                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5 -                                                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is listed for trading on the Nasdaq SmallCap Market under the ticket symbol CVCY.  As of February 28, 2004, the Company had approximately 600 shareholders of record.

The following table summarizes bid quotations for the Company’s common stock for the periods presented, as the Company’s common stock was not listed on the Nasdaq SmallCap Market prior to March 5, 2004.  The prices indicated may not necessarily represent actual transactions.  Bid information has been obtained from The Seidler Companies Inc., which makes a market in the Company’s common stock.

	Bid Quotations of the Company’s Common Stock
Quarter Ended	Low Bid	High Bid
March 31, 2002	$10.25	$11.50
June 30, 2002	$11.40	$11.75
September 30, 2002	$11.43	$11.88
December 31, 2002	$14.75	$14.95
March 31, 2003	$13.50	$14.75
June 30, 2003	$14.55	$17.00
September 30, 2003	$16.80	$18.60
December 31, 2003	$18.10	$21.50

The Company paid a $0.10 and $0.05 per share cash dividend in 2003 and 2002, respectively.   On January 6, 2003, the Company effected a two-for-one stock split.

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

INTRODUCTION:

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

During 2003, the Company focused on gaining the benefits of the new offices opened in 2002 and assuring competitive products and services to our clients while adjusting to the many new laws and regulations that affect the banking industry.  Identity theft, terrorism, and the resulting compliance requirements are of utmost importance to the Company.  No new branches or relocations were undertaken in 2003. During 2002, the Bank relocated its River Park and Fig Garden Offices in Fresno, California to new expanded sites and opened an office in Kerman, California and a private banking facility in Sacramento, California.

The Bank anticipates additional branch openings to meet the growing service needs of its customers through establishment of new branches or bank or branch acquisitions.   The Company anticipates opening a full service retail office in the Fresno downtown area in late 2004 or early 2005.  Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

In 2002, the Bank formed a real estate investment trust, Central Valley Community Realty, LLC  (CVCR).  The trust invests in the Bank’s real estate related assets and provides an alternative means to potentially generate additional capital.  The REIT offered preferred stock to private investors, to raise capital for its subsidiary bank in accordance with the laws and regulations in effect at the time.  Additionally, CVCR, as a real estate investment trust, is afforded certain tax advantages which may reduce state income tax expense.  However, no assurance can be given that the Company will be successful in accomplishing these objectives.  (Refer to INCOME TAXES for further discussion of CVCR.)

ECONOMIC CONDITIONS

The local economy benefited from growth in housing and construction fueled by record low long term interest rates and demand for new housing and refinance activity.  The Central Valley experienced significant appreciation in home and real estate values during 2003 while remaining relatively inexpensive compared to other major cities in the State.  Agriculture improved in most sectors with good weather and some improvement in crop prices.   The impact of the Mad Cow disease on the cattle industry is yet unknown, but will likely have an impact on cattle prices.  Fresno County continues to have one of the highest unemployment rates in California.

OVERVIEW

In 2003, the Company reported its highest earnings in the Company’s history.  The Company had net income of  $3,372,000 in 2003 compared to $2,784,000 in 2002.  The primary contributors to the increase in net income during 2003 were a 7.4% increase in net interest income, and a 7.9% increase in non-interest income which was partially offset by a 3.1% increase in non-interest expenses. An increase in gain on sale of investments of $479,000 was the major contributor to the increase in non-interest income.

Average earning assets for 2003 were $275,279,000 compared to $222,067,000 for 2002.  The major contributor to the increase in average earning assets was the 17.5% increase in average loans and a 36.2% increase in average investments which were the result of the 27.1% growth in deposits.  Loan and deposit growth are discussed in more detail below.

Average assets increased 23.1% in the periods under review.  Return on average assets (ROA) and return on average equity (ROE) for the past two years are reflected in the following table.

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
ROA	1.10%	1.12%
ROE	13.23%	12.32%

Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the impact of twelve consecutive decreases in the Federal funds interest rate by the Federal Open Market Committee (FOMC) in the past three years.  Managing the decrease in loan yields and the effective rates paid on deposits have become increasingly difficult as deposit rates may be near the bottom of consumer tolerance.  While the Company’s loan volume increased 17.5% in the periods under review, interest income from loans only increased 7.5%.  For additional information, please see Market Risk for further discussion of the Bank’s interest rate position.

The following table sets forth average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years 2003 and 2002.  The average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by average interest earning assets and not computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND

(Dollars In Thousands)

	FOR THE TWELVE MONTHS ENDED December 31, 2003			FOR THE TWELVE MONTHS ENDED December 31, 2002
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other	$500	$11	2.20%	$175	$5	2.86%
Securities
Taxable securities	67,238	1,981	2.95%	50,974	2,629	5.16%
Non-taxable	15,842	754	4.76%	10,136	512	5.05%
Total investment	83,080	2,735	3.29%	61,110	3,141	5.14%
Federal funds sold	17,642	185	1.05%	12,826	195	1.52%
Total	100,722	2,920	2.90%	73,936	3,336	4.51%
Loans	174,057	12,039	6.92%	147,956	11,195	7.57%
Total interest-earning	275,279	14,970	5.44%	222,067	14,536	6.55%
Allowance for credit	(2,398)			(2,390)
Non-accrual loans	651			698
Cash and due from banks	18,364			14,988
Premises	3,082			2,719
Other non-earning	10,906			10,866
Total average assets	$306,384	$14,970		$248,948	$14,536
LIABILITIES AND SHAREHOLDERS’
Interest-bearing liabilities:
Savings and NOW	$57,282	$115	0.20%	$47,936	$168	0.35%
Money market	72,720	659	0.91%	52,414	817	1.56%
Time certificates of deposit, under	47,118	1,032	2.19%	38,847	1,074	2.76%
Time certificates of deposit, $100,000 and	13,675	198	1.45%	14,251	334	2.34%
Total interest-bearing	190,795	2,004	1.05%	153,448	2,393	1.56%
Other borrowed funds	8,230	286	3.48%	11,277	335	2.97%
Federal funds purchased	—	—	—	18	—	1.09%
Total interest-bearing	199,025	2,290	1.15%	164,743	2,728	1.66%
Non-interest bearing demand	79,364			59,181
Other liabilities	2,511			2,420
Shareholders’ equity	25,484			22,604
Total average liabilities and shareholders’	$306,384	$2,290		$248,948	$2,728

Interest income and rate earned on average earning		$14,970	5.44%		$14,536	6.55%
Interest expense and interest cost related average interest-bearing		2,290	1.15%		2,728	1.66%

Net interest income and net interest		$12,680	4.61%		$11,808	5.32%

The Company’s net interest margin decreased 71 basis points in 2003.  The net interest margin in 2003 was 4.61% compared to 5.32% in 2002.  The decrease can be partially attributed to the declining interest rate environment and the fact that assets generally reprice more quickly than liabilities. West Coast prime rate declined 25 basis points in 2003 and 50 basis points in 2002, from 4.25% at December 31, 2002 to 4.00% at December 31, 2003.

The effective rate on interest bearing liabilities in 2003 was 1.15% compared to 1.66% in 2002. The Federal funds rate decreased 25 basis points in June 2003 and 50 basis points in November 2002.  Refer to “Schedule of Average Balances and Average Yields and Rates”.  However, as stated above, the Bank may not be able to reduce the rates paid on deposits further.  Customers may seek alternative avenues to increase yields on their investments and accept higher risks than those associated with traditional products offered by financial institutions.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased 34.1% from 2002 to 2003. New business relationships were the major contributor to this increase.

Total average deposits increased 27.1% in 2003.  No one relationship represented more than 4% of total deposits at December 31, 2003.

COMPANY LINES OF BUSINESS

The Company’s market focus is lending to small to medium size commercial businesses offering both commercial and real estate loans.  The Company also offers retail consumer loan products.  These loans offer diversification as to industries and types of business, thus reducing exposure in any one industry concentration.  The Company offers both fixed and floating interest rate loans and typically obtains collateral in the form of real estate, business equipment, deposit accounts, and accounts receivable, but looks to business cash flow as its primary source of repayment.

The Company also offers Small Business Administration (SBA) loans, and agricultural lending as well. While the Company has approximately 5.0%of total loans as Section 7(a) SBA loans, it believes the recent cuts in grants and reduced loan limit will have limited affect as the Company’s main strength is in SBA 504 loans which have not been affected.   For the fourth year, Central Valley Community Bank has been honored as the number one SBA 504 lender in Fresno, Kings and Madera counties.  Agricultural loans increased 226% in 2003 due in part to the addition of the Kerman Office.  Agricultural loans were 5.7% of total loans in 2003 compared to 2.1% in 2002.

As of December 31, 2003, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 29.7% and 61.7% of gross total loans, respectively. Similar concentrations existed as of December 31, 2002 with commercial and real estate-related loans representing 32.4% and 62.0% of total loans, respectively. No one borrower had aggregate credit commitments exceeding 4.0% of the loan portfolio at December 31, 2003.

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

Deposits are the Company’s main source of funding for loans.  As a result of the market focus on small and medium businesses, deposits from these businesses and their corresponding relationships are significant contributors to this funding resource.  The Company also offers numerous retail consumer deposit products and services to meet the needs of its customers.

The Company offers a variety of deposit accounts having a range of interest rates and terms.  The

Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market, prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.  The Company does not currently have any brokered deposits, and based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.  Management’s Assets and Liability Committee (ALCO) meets regularly to discuss economic conditions, competition, community needs, and set competitive rates and fees.

COMPANY’S SOURCE OF INCOME

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

Results of Operations

Net income for 2003 increased $588,000 as compared to 2002.  The increase in net income in 2003 resulted primarily from an increase in net interest income as increases in non-interest income and non-interest expense largely offset each other.  The increase in non-interest income was mainly attributable to the increase in gain on sale of investments in 2003.  The increase in non-interest expense can be mainly attributed to increases in salaries and employee benefits from 2002 to 2003.

INTEREST INCOME FROM LOANS

Interest income from loans increased 7.5%, or $844,000, in 2003 as average total loan volumes increased  $26,054,000 for 2003 compared to 2002.

The increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  The current low rate environment has also offered opportunities for many small businesses to make capital improvements.  The successes of new offices and the expansion into the Sacramento market have also contributed to the increase in volume.  However, no assurances can be given that this level of loan growth will continue.  At December 31, 2003 and 2002, SBA loans were $20,506,000 and $16,697,000, respectively. Agricultural and agricultural related loans increased $7,429,000 in the periods under review.  Refer to Provision for Credit Losses below for discussion regarding risk and risk assessments of loans.

The Company continued to purchase loans from other financial institutions and brokers during 2003 which also contributed to the 2003 volumes.  Loans purchased in 2003 totaled $27,417,000 compared to $20,139,000 in 2002.

The Company’s loan to deposit ratio at December 31, 2003 was 64.1% compared to 64.4% at December 31, 2002.  The relatively unchanged status can be mainly attributed to the $44,228,000 increase in deposits compared to the $27,548,000 increase in loans in 2003.

NON-ACCRUAL LOANS

A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

Average non-accrual loans for 2003 were $651,000 compared to $698,000 for 2002.  At December 31, 2003, the Company had $634,000 in +non-accrual loans compared to $466,000 at December 31, 2002.

A summary of non-accrual, restructured, and past due loans at December 31, 2003 and 2002 is set forth below. The Company had no restructured or past due loans at December 31, 2003 or 2002. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

	December 31, 2003			December 31, 2002
Loan type	Dollars	% of Total of Non - Accrual	Number of Loans	Dollars	% of Total of Non - Accrual	Number of Loans
Commercial Loans	$420,000	66.2%	2	$103,000	22.0%	1
Agricultural Loans	-0-	—	—	337,000	72.5%	1
SBA Loans	214,000	33.8%	2	26,000	5.5%	1

Total	$634,000			$466,000

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

The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, mutual funds, and corporate debt instruments.

Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 12.3% in 2003.  The decrease in these categories of income can be attributed to lower Federal funds rates and lower yields on new investment purchases, consistent with current market conditions.

In an effort to increase yields without accepting unreasonable risk, a significant portion of new investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At December 31, 2003, the Company held $55,490,000, or 58.9% of the total investment portfolio, in MBS and CMOs with an average yield of 2.58% compared to $44,421,000 for 2002, or 59.2% of the total investment portfolio, with an average yield of 5.10%.  However, as interest rates have decreased, the principal paydowns on MBS and CMOs have increased as borrowers refinance to take advantage of the lower rates.  The Federal Reserve Board lowered the Federal funds rate a total of 550 basis points from January 2001 to December 31, 2003 which created, by the nature of CMOs and MBS, increased levels of principal prepayment in the periods under review.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.  Additionally, the increased cashflows from principal prepayments create accelerated premium amortization, which negatively affects yield and income.  The company has purchased some CMOs with prepayment penalties of 3 years and 5 years to attempt to slow the pre-payments and increase yield.  Refer to Note 2 in the Notes to Consolidated Statements, pages 55, 56 and 57 for details of investments.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices. “ Refer to Note 2 of the “Notes to Consolidated Financial Statements” at pages 55,56 and 57 for further analysis and discussion regarding continued unrealized loss on certain investments.)

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

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  The Company recognized the market rate risk of the investment portfolio in an increasing rate environment.  At December 31, 2003, the Company’s market risk related to its investment portfolio was higher in an increasing rate environment versus a declining rate environment.  At December 31, 2003 an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the Company’s investment portfolio by approximately $6,311,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $3,342,000 at December 31, 2003.

While an immediate shock of 200 basis points is highly unlikely, as evidenced by the changes in interest rates in the past 3 years which were in 25 and 50 basis point increments, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

INTEREST EXPENSE FROM DEPOSITS

Total interest expense in 2003 was $2,290,000 compared to $2,728,000 in 2002.  This $438,000, or 16.1%, decrease in interest expense occurred notwithstanding a 24.3% growth in average interest bearing deposits in 2003.  The decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates discussed above as well as prudent management of loan and deposit interest rates by the Management ALCO.   Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Average interest-bearing liabilities for 2003 were $199,025,000 compared to $164,743,000 for 2002, or a $34,282,000 increase.  The effective rate for interest bearing liabilities was 1.15% in 2003 compared to 1.66% in 2002, a 51 basis point decrease.

If interest rates were to decline or continue to remain unchanged in 2004, the Company could experience restraints on further decreases in the rates paid on deposit products.  Additionally, interest rate risk could increase as depositors are reluctant to accept continued low deposit rates and search for higher yields in investment products other than those offered by the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable immediate increases in deposit rates.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased 34.1%  to $79,364,000, or 28.5% of total average deposits, for 2003 compared to $59,181,000, or 26.4% of total average deposits, for 2002.    New business relationships were the major contributor to this increase.

INTEREST EXPENSE FROM OTHER LIABILITIES

Other interest expense increased in the periods under review as the Company utilized its Federal Home Loan Bank (FHLB) credit line in 2002 in anticipation of short-term liquidity needs as well as to take advantage of opportunities to lock in low funding rates for increased loan growth.  No additional borrowings occurred in 2003.  Borrowings from the FHLB were $7,000,000 at December 31, 2003 compared to $9,000,000 at December 31, 2002. The average maturities and weighted average rate of the borrowings at December 31, 2003 was 0.38 years and 3.48%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES

Net interest income before provision for credit losses in 2003 was $12,680,000 compared to $11,808,000 in

2002, an increase of $872,000, or 7.4%.

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

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Credit Administrator (CA), who reviews the grades for accuracy.  The risk grading and reserve allocation is analyzed annually by a third party credit reviewer and by various regulatory agencies.

The CA sets the specific reserve for all adversely risk-graded credits quarterly.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not adversely graded.  Use of historical loss experience within the portfolio along with peer bank loss experience determines the level of reserves held.

The allowance for credit losses is reviewed at least quarterly by the Board’s Audit/Compliance Committee and by the Board of Directors.  Reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  The Company has adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or the Company’s own internal review process.  Additions are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s potential loss exposure.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate the Company’s potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The Company made no additions to the allowance for credit losses in 2003 and 2002, due mainly to improvements in the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years.   The net charge-off ratios decreased to 0.005% for 2003 compared to 0.031% for 2002, and 0.209% for 2001. (Refer to Note 3 of the Notes to Consolidated Financial Statements, for further details on pages 57 and 58.)

At December 31, 2003 and 2002, the Company’s recorded investment in loans that were considered to be impaired totaled $634,000, and $952,000, respectively.  The related allowance for credit losses on these impaired loans was $198,000 and $194,000, respectively. The Company had no restructured loan and no accruing loans past due 90 days or more at December 31, 2003.  (For information regarding impaired loans, refer to Notes 3, in the “Notes to Consolidated Financial Statements” at pages 57 and 58.)

The ratio of net credit losses to total average loans outstanding was 0.005% in 2003 compared to 0.03% in 2002.  Net charge-offs were $8,000 in 2003 and $41,000 in 2002. Non-performing loans at December 31, 2003 and 2002 were $634,000 and $1,081,000, respectively.  The ratio of non-performing loans to the allowance for credit losses at December 31, 2003 was 26.1% compared to 44.4% at December 31, 2002.  The allowance for credit losses was $2,425,000, or 1.30% of total loans at December 31, 2003 compared to $2,433,000, or 1.53% of total loans at December 31, 2002.  Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

NON-INTEREST INCOME

As stated above, the continued pressure on net interest margin has resulted in many banks actively pursuing additional income through a variety of non-traditional bank activities.  While the Company has investigated numerous opportunities available, the risks associated with the endeavors has reinforced its strategic plan to stand by its core banking business strategy.

Non-interest income includes service charges, rental income from equipment leased to others, loan placement fees and other income as well as gains on sales of assets and gains on securities transactions.

Non-interest income increased $334,000, or 7.9%, to $4,546,000 in 2003 from $4,212,000 in 2002. The major contributors were increases in service charges, loan placement fees, net realized gains on sales of investment securities, partially offset by a decrease in rentals from equipment leased to others.

Service charge income increased $293,000, or 15.2% in the periods under review.  The Company’s relatively new deposit product, Overdraft Privilege Account, was the main contributor to the increase.  Increased deposit accounts and lower earnings credit rates for commercial deposit accounts were also contributors to the increase.  Business related deposit accounts may earn credit for average deposit holdings which may be used to offset service expenses.  When the earnings credit is lower, the business will be required to increase deposit holdings or pay additional service charges.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  The Company offers the service for the convenience of its customers.  The personnel staffing in this area has remained relatively unchanged in the periods under review.  Loan placement fees increased $124,000, or 34.1%, in 2003.  The 550 basis point reduction in the past three years in the Federal funds rate provided consumers with numerous opportunities for refinancing of single-family homes.  As interest rates remain unchanged or begin to increase, the opportunities for continued growth in this area may decline.  Partially offsetting this income is the expense paid in commission fees which is discussed below.

 Rental income from equipment leased to others decreased $609,000 or 55.7% in 2003.   In addition, this income was partially offset by the $202,000 depreciation for losses on equipment leased to others noted below.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.  Equipment leased to others was $38,000 at December 31, 2003 compared to $240,000 at December 31, 2002.

Net realized gain on sales of investment securities increased $479,000 to $506,000 in 2003 compared to $27,000 in 2002.  The Company has utilized its investment portfolio as interest income protection as interest rates decreased during the past several years.  In an opportunity to partially restructure some of this “rates down” protection, the Company sold an agency bond and reinvested into two bonds that would offer increased interest income in a “rates up” environment.  Additionally in 2003, a corporate bond was sold due to a decline in its credit ratings resulting in a net gain.

Appreciation in cash surrender value of insurance contracts increased $29,000 in 2003.  The increase partially resulted from a $298,000 increase in bank-owned life insurance.

NON-INTEREST EXPENSES

Total non-interest expenses for 2003 increased by $367,000, or 3.1% compared to 2002.  Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other expenses.  The major components of the increase were salaries and occupancy expenses, which were partially offset by a decrease in depreciation on equipment leased to others.  Non-interest expense in 2002 reflected the Bank’s name change and formation of the REIT.

Salaries and employee benefits increased $920,000, or 14.8%, in 2003 compared to 2002.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Benefit costs include performance incentives, salary deferral and profit sharing costs, group health insurance, and worker’s compensation insurance.  Additional personnel for the new offices that were opened in the later part of 2002 are reflected in the increase.  Also included in the salary expense increase are commissions paid to the personnel employed in the mortgage brokerage area.  At stated above, the income in the brokered mortgage area increased 34.1% in 2003.  These increases were anticipated and correspond to the Company’s overall strategic plan

Occupancy and equipment expense increased $342,000 or 27.7%, in the periods under review.  Depreciation expenses associated with the new offices and remodeling costs in 2002 and 2003 were the main contributors to the increase.

 Depreciation expense and the provision for losses on equipment leased to others decreased $775,000, or 79.3%, in 2003 compared to 2002.  This expense was partially offset by the $485,000 in rentals from equipment leased to others noted above.  In 2003, the Company reversed $203,000 of its reserve for residual losses.  As discussed above, the Company has decided not to actively pursue any additional lease purchases and the reserves were no longer required.

Other expenses decreased $120,000, or 3.4% in 2003.   The decrease is mainly attributable to the decrease in advertising expenses incurred in 2002 related to the Bank’s name change, and a decrease in accounting and legal expenses related to the formation of CVCR which did not impact 2003 expenses.

EFFICIENCY RATIO

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio at December 31, 2003 was 72.6% compared to 73.1% at December 31, 2002.  This means that for every dollar of income generated, the cost of that income was 73 cents in 2003 and 73 cents in 2002.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 64.1% at December 31, 2003 remains lower than the loan to deposit ratios of the Company’s peers.

INCOME TAXES

Income tax expense was $1,499,000 for 2003 compared to $1,248,000 for 2002.  The Company’s effective tax rate was 30.8% in 2003 compared to 30.9% in 2002.  As previously stated the Bank formed a real estate investment trust, CVCR, in the second quarter of 2002, that invests in the Bank’s real estate related assets.  In the fourth quarter of 2003, the Company reversed certain previously recognized state tax benefits recorded in the first three quarters of 2003 due to recent announcements by the California Franchise Tax Board with respect to REITs which resulted in an additional $96,000 in income taxes expenses in 2003.  The Company formed its REIT, CVCR, in 2002 as a means of generating capital and recognizing favorable tax treatments afforded this type of entity.  Management believes it has taken an appropriate position in its 2002 California tax filing.   However, should the favorable tax treatment be disallowed by the California Franchise Tax Board or conceded by the Company, additional tax payments ranging from $140,000 to $175,000 would be due.

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

The following table shows the distribution of the Company’s undisbursed loan commitments at December 31, 2003 and 2002, respectively.

Loan Type (In Thousands)	December 31, 2003	December 31, 2002

Commercial & Industrial	$45,817	$34,780
Real Estate	36,502	24,650
Consumer & Installment	9,150	5,781
Letters of Credit	1,180	1,177
Total	$92,649	$66,388

In the event these unused portions of commitments were to be fully funded, the Company’s liquidity or capital resources are adequate to absorb the increased volume. (Refer to Liquidity Management and Capital Resources)  The Company’s relatively low loan to deposit ratio of 64.1% also allows considerable room for enhancement of Company earnings through the funding of these commitments.  Credit risk is addressed in the Company’s allowance for credit losses where a reserve is calculated for such unused commitments.

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

The Company approved a stock repurchase program effective January 21, 2004 and ending December 31, 2004 with the intent to purchase shares for an aggregate amount of $500,000. The Company has had three prior stock repurchase programs for the repurchase of up to $500,000 of its common stock under each plan.  In 2003, the Company repurchased 5,463 shares at a cost of $81,000.

The combined results of the three programs were that 98,075 shares had been repurchased at a total cost of $1,064,000 as of December 31, 2003.

On December 18, 2002, the Company announced a 2 for 1 stock split, which was effected as of January 6, 2003.

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.  For further discussion of capital levels. Refer to Note 1 of “Notes to Consolidated Financial Statements”, Shareholders’ Equity on pages 51 thru 55.

LIQUIDITY MANAGEMENT

The objective of our liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs.  The liquidity position must be managed to allow the Company to meet the needs of its clients while maintaining an appropriate balance between assets and liabilities to maximize the return on investment expectation for its shareholders.  Sources and uses of funds are monitored on a daily basis to maintain an acceptable liquidity position assessing historical information such as seasonal demand, local economic cycles, and economy in general.  In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Company has the ability to sell securities, obtain Federal Home Loan Bank (“FHLB”) advances or purchase overnight Federal Funds.  Additionally, current ratios, management goals, and unique characteristics of the Company are considered.  Management accomplishes these objectives through the selection of asset and liability maturity mixes that it believes will meet the Company’s needs.

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets, which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold, available for sale investment securities (less pledged securities) averaged $93,944,000 for 2003, or 30.7% of average assets, compared to$65,419,000, or 26.3% of average assets for 2002.  The ratio of average liquid assets to average demand deposits was 118.4% for 2003 compared to 110.5% for 2002.  These ratios mean the Company had sufficient liquidity to fund unexpected deposit runoff or support increased loan activity.  The Company’s loan to deposit ratio at December 31, 2003 was 64.1%.

As mentioned above, unpledged investment securities may also provide liquidity through principal paydowns, maturities, or by selling the investment.  At December 31, 2003, $67,640,000 in unpledged securities was available as collateral for borrowing or for sale.  The market value of these unpledged securities was $68,202,000.

At December 31, 2003, the Company had $7,000,000 in FHLB borrowings compared to $9,000,000 at December 31, 2002.  No other lines of credits had outstanding balances at December 31, 2003 or 2002.  (Refer to Note 8, Notes to Consolidated Financial Statements, page 61 for details of borrowing arrangements.)

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

At December 31, 2003, the Company does not believe that inflation has a material impact on its consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies”.  The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.

Our accounting policies are integral to understanding the results reported.  Our significant accounting policies are described in detail in Note 1 of the Notes to Consolidated Financial Statements, pages 51 thru 55.  Not all of the significant accounting policies presented in Note 1 of the Consolidated Financial Statements require management to make difficult, subjective or complex judgements or estimates.

Preparation of financial statements

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  On an ongoing basis, management evaluates the estimates used.  Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances.

Use of estimates

These estimates result in judgements regarding the carrying values of assets and liabilities when these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of contingencies and commitments.  Actual results may differ from these estimates under different assumptions.

Accounting Principles Generally Accepted in the United States of America

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s significant accounting policies are presented in Note 1 to the Consolidated Financial statements on pages 51 thru 55.

The Company follows accounting policies typical to the commercial banking industry and in compliance with various regulation and guidelines as established by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), and the Bank’s primary federal regulator, the FDIC.  The following is a brief description of the Company’s current accounting policies involving significant management judgements.

Allowance for Credit Losses

The Company’s most significant management accounting estimate is the appropriate level for the allowance for credit losses.  The allowance for credit losses is established to absorb known and inherent losses attributable to loans outstanding.  The adequacy of the allowance is monitored on an on-going basis and is based on management’s evaluation of numerous factors.  These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

The calculation of the allowance for credit losses is by nature inexact, as the allowance represents management’s best estimate of the losses inherent in the Company’s credit portfolios at the reporting date.  These credit losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

Amortization of Premiums on Investments

The Company invests in Collateralized Mortgage Obligations (“CMO”) and Mortgage Backed Securities, (“MBS”) as part of the overall all strategy to increase it net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.   Premium amortization of these investments affects the Company’s net interest income.  Management monitored the prepayment speed of these investments and adjusted premium amortization based on several factors. These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, level of principal remaining on bond, bond coupon rate, the bond origination date, volume of available bonds in market.

The calculation of premium amortization is by nature inexact, and represents management’s’ best estimate of principal paydowns inherent in the total investment portfolio.

ITEM 7 -                                                 FINANCIAL STATEMENTS.

Contents
Independent Auditor’s Report
Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR’S REPORT

The Shareholders and Board of Directors

Central Valley Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Perry-Smith LLP

Sacramento, California
January 14, 2004, except for Note 18, as to which the date is January 21, 2004

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2003 and 2002

(In thousands, except share amounts)

	2003	2002

ASSETS

Cash and due from banks	$24,375	$18,804
Federal funds sold	10,956	17,678
Interest bearing deposits in other banks	500	500
Available-for-sale investment securities (Notes 2 and 8)	95,844	77,723
Loans, less allowance for credit losses of $2,425 in 2003 and $2,433 in 2002 (Notes 3, 10 and 14)	183,849	156,293
Bank premises and equipment, net (Notes 5 and 10)	2,985	3,131
Accrued interest receivable and other assets (Notes 6, 9 and 13)	9,421	8,877

Total assets	$327,930	$283,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$96,945	$73,822
Interest bearing (Note 7)	193,620	172,515

Total deposits	290,565	246,337

Short-term borrowings (Note 8)	7,000	2,000
Long-term debt (Note 8)		7,000
Accrued interest payable and other liabilities (Note 13)	3,645	3,570

Total liabilities	301,210	258,907

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,598,927 and 2,573,242 shares issued and outstanding in 2003 and 2002, respectively	6,096	5,854
Retained earnings	19,501	16,387
Accumulated other comprehensive income (Notes 2 and 15)	1,123	1,858

Total shareholders’ equity	26,720	24,099

Total liabilities and shareholders’ equity	$327,930	$283,006

The accompanying notes are an integral
part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001

Interest income:
Interest and fees on loans	$12,039	$11,195	$10,380
Interest on Federal funds sold	185	195	240
Interest and dividends on investment securities:
Taxable	1,992	2,634	3,478
Exempt from Federal income taxes	754	512	479

Total interest income	14,970	14,536	14,577

Interest expense:
Interest on deposits (Note 7)	2,004	2,393	4,115
Other (Note 8)	286	335	23

Total interest expense	2,290	2,728	4,138

Net interest income before provision for credit losses	12,680	11,808	10,439

Provision for credit losses (Note 3)			623

Net interest income after provision for credit losses	12,680	11,808	9,816

Non-interest income:
Service charges	2,215	1,922	1,197
Rentals from equipment leased to others (Note 4)	485	1,094	1,441
Loan placement fees	488	364	201
Net realized gains on sales and calls of investment securities (Note 2)	506	27	468
Appreciation in cash surrender value of insurance contracts (Note 13)	303	274	199
Other income	549	531	1,186

Total non-interest income	4,546	4,212	4,692

	2003	2002	2001

Non-interest expenses:
Salaries and employee benefits (Notes 3 and 13)	$7,152	$6,232	$5,365
Occupancy and equipment (Notes 5 and 10)	1,576	1,234	930
Depreciation and (reduction in) provision for allowance for losses on equipment leased to others (Note 4)	202	977	1,308
Other expenses (Notes 10 and 12)	3,425	3,545	3,252

Total non-interest expenses	12,355	11,988	10,855

Income before income taxes	4,871	4,032	3,653

Income tax expense (Note 9)	1,499	1,248	1,275

Net income	3,372	2,784	2,378

Basic earnings per share (Note 11)	$1.30	$1.08	$.92

Diluted earnings per share (Note 11)	$1.19	$1.02	$.89

The accompanying notes are an integral

part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share and per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income
	Shares	Amount

Balance, January 1, 2001	2,606,918	$6,465	$11,355	$851	$18,671

Comprehensive income (Note 15):
Net income			2,378		2,378	$2,378
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				195	195	195

Total comprehensive income						$2,573

Stock options exercised and related tax benefit (Note 11)	15,596	83			83
Repurchase and retirement of common stock (Note 11)	(51,800)	(499)			(499)

Balance, December 31, 2001	2,570,714	6,049	13,733	1,046	20,828

Comprehensive income (Note 15):
Net income			2,784		2,784	$2,784
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				812	812	812

Total comprehensive income						$3,596

Cash dividend - $.05 per share			(130)		(130)
Stock options exercised and related tax benefit (Note 11)	43,340	288			288
Repurchase and retirement of common stock (Note 11)	(40,812)	(483)			(483)

Balance, December 31, 2002	2,573,242	5,854	16,387	1,858	24,099

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income
	Shares	Amount

Balance, December 31, 2002	2,573,242	$5,854	$16,387	$1,858	$24,099

Comprehensive income (Note 15):
Net income			3,372		3,372	$3,372
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities (Note 2)				(735)	(735)	(735)

Total comprehensive income						$2,637

Cash dividend - $.10 per share			(258)		(258)
Stock options exercised and related tax benefit (Note 11)	31,148	323			323
Repurchase and retirement of common stock (Note 11)	(5,463)	(81)			(81)

Balance, December 31, 2003	2,598,927	$6,096	$19,501	$1,123	$26,720

	2003	2002	2001

Disclosure of reclassification amount, net of taxes (Note 15):

Unrealized holding (losses) gains arising during the year	$(1,084)	$831	$476
Less reclassification adjustment for net gains included in net income	349	19	281

Net unrealized (losses) gains on available-for-sale investment securities	$(735)	$812	$195

The accompanying notes are an integral

part of these financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$3,372	$2,784	$2,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses			623
(Reduction in) provision for allowance for residual losses on equipment leased to others	(203)		100
Gain on sale of equipment leased to others		(21)	(13)
Net increase in deferred loan fees	160	87	135
Depreciation, accretion and amortization, net	2,851	2,193	1,950
Net realized gains on sales and calls of available-for-sale investment securities	(506)	(27)	(468)
Loss (gain) on sale of equipment	10	(6)
Increase in cash surrender value of life insurance	(298)	(257)	(183)
Net (increase) decrease in accrued interest receivable and other assets	(67)	(707)	264
Net increase in accrued interest payable and other liabilities	155	550	598
Deferred income taxes	(39)	97	65

Net cash provided by operating activities	5,435	4,693	5,449

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(65,192)	(35,559)	(24,455)
Proceeds from sales or calls of available-for-sale investment securities	9,105	1,955	17,267
Proceeds from maturity of available-for-sale investment securities	1,630	165	3,995
Proceeds from principal repayments of available-for-sale investment securities	34,039	16,686	17,509
Net increase in interest bearing deposits in other banks		(500)
Net increase in loans	(27,716)	(25,583)	(37,582)
Purchases of premises and equipment	(586)	(1,858)	(399)
Proceeds from sale of equipment		19
Purchase of equipment leased to others			(181)
Proceeds from sale of equipment leased to others		21	163
Deposits on single premium cash surrender value life insurance policies		(1,475)	(447)

Net cash used in investing activities	(48,720)	(46,129)	(24,130)

	2003	2002	2001

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$40,743	$46,895	$15,158
Net increase (decrease) in time deposits	3,485	7,310	(3,978)
Payments on notes payable for equipment leased to others			(36)
Proceeds from borrowings from Federal Home Loan Bank		14,000	5,000
Repayments to Federal Home Loan Bank	(2,000)	(8,000)	(2,000)
Cash paid for dividends	(258)	(130)
Share repurchase and retirement	(81)	(483)	(499)
Proceeds from exercise of stock options	245	202	83

Net cash provided by financing activities	42,134	59,794	13,728

(Decrease) increase in cash and cash equivalents	(1,151)	18,358	(4,953)

Cash and cash equivalents at beginning of year	36,482	18,124	23,077

Cash and cash equivalents at end of year	$35,331	$36,482	$18,124

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$2,327	$2,724	$4,258
Income taxes	$1,080	$1,398	$530

Non-cash investing activities:

Net change in unrealized gain on available-for-sale investment securities	$(1,080)	$989	$324

Transfer of equipment leased to others to assets held for sale			$116

Non-cash financing activities:

Tax benefit from stock options exercised	$78	$86

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

The Bank operates seven branches in Clovis, north Fresno, west and northeast Fresno County, and Sacramento, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.  The Bank’s subsidiaries have nominal activity with the exception of Central Valley Community Realty, LLC (“CVCR”).  The Bank formed CVCR in June 2002 to invest in certain of the Bank’s real estate related assets.  CVCR can be used as a means of generating capital and may afford the Company certain favorable income tax treatments.

The accounting and reporting policies of Central Valley Community Bancorp and subsidiary conform with generally accepted accounting principles and prevailing practices within the banking industry.

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.  In addition, the accounts of the Bank’s wholly owned subsidiaries, CVCR, Clovest Corporation (“Clovest”) and Clovis Securities Corporation (an inactive company), are included in the consolidated financial statements.  The operating results of Clovest were not material.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

This allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for credit losses at December 31, 2003 and 2002, respectively, reflects management’s estimate of potential losses in the portfolio.

Equipment Leased to Others

The Bank enters into leasing arrangements through certain leasing brokers to lease computer equipment to various entities.  Computer equipment leased to others under operating leases is depreciated on a straight-line basis over the lease term to an estimated residual value.  Related rental income is recorded when earned.  On the balance sheet, equipment leased to others, net of accumulated depreciation, is included in accrued interest receivable and other assets.

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

Stock-Based Compensation

At December 31, 2003, the Company has two stock-based employee compensation plans, the Central Valley Community Bancorp 2000 and 1992 Stock Option Plans, which are described more fully in Note 11.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

(In thousands, except per share amounts)	2003	2002	2001

Net income, as reported	$3,372	$2,784	$2,378
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	205	198	268

Pro forma net income	$3,167	$2,586	$2,110

Basic earnings per share - as reported	$1.30	$1.08	$.92
Basic earnings per share - pro forma	$1.22	$1.00	$.81

Diluted earnings per share - as reported	$1.19	$1.02	$.89
Diluted earnings per share - pro forma	$1.14	$.96	$.79

Weighted average fair value of options granted during the year	$5.84	$4.86	$3.96

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2003	2002	2001

Dividend yield	.5%	.5%	N/A
Expected volatility	65.4 to 72.77%	65.88 to 75.21%	48.36 to 82.38%
Risk-free interest rate	2.05 to 3.18%	3.66 to 5.39%	4.88 to 5.39%
Expected option life	10 years	10 years	10 years

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

Impact of New Financial Accounting Standards

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133.  The Statement also clarifies when a derivative contains a financing component.  The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003.  In management’s opinion, adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

2.                                      AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated market value of available-for-sale investment securities at December 31, 2003 and 2002 consisted of the following:

(In thousands)	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$11,123	$442	$(7)	$11,558
Obligations of states and political subdivisions	19,947	930	(136)	20,741
U.S. Government agencies collateralized by mortgage obligations	55,490	678	(255)	55,913
Other securities	7,632			7,632

	$94,192	$2,050	$(398)	$95,844

(In thousands)	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$10,619	$886		$11,505
Obligations of states and political subdivisions	16,629	933	$(101)	17,461
U.S. Government agencies collateralized by mortgage obligations	44,421	1,117	(144)	45,394
Corporate bonds	974	41		1,015
Other securities	2,348			2,348

	$74,991	$2,977	$(245)	$77,723

Investment securities with unrealized losses at December 31, 2003 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$2,088	$(7)			$2,088	$(7)
Obligations of states and political sub-divisions	2,900	(136)			2,900	(136)
U.S. Government agencies collateralized by mortgage obligations	18,881	(225)	$2,409	$(30)	21,290	(255)

	$23,869	$(368)	$2,409	$(30)	$26,278	$(398)

At December 31, 2003, investment securities totaling $23,869,000 were in a loss position for less than twelve months and investment securities totaling $2,409,000 were in a loss position and had been in a loss position for twelve months or more.  Management periodically evaluates each investment security relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is due only to interest rate fluctuations.

Net unrealized gains on available-for-sale investment securities totaling $1,652,000 and $2,732,000 are recorded net of $529,000 and $874,000 in tax expense as accumulated other comprehensive income within shareholders’ equity at December 31, 2003 and 2002, respectively.

Proceeds and gross realized gains from the sale or call of available-for-sale investment securities totaled $9,105,000 and $506,000, respectively, for the year ended December 31, 2003.  Proceeds and gross realized gains from the sale or call of available-for-sale investment securities totaled $1,955,000 and $27,000, respectively, for the year ended December 31, 2002.  Proceeds and gross realized gains from the sale or call of available-for-sale investment securities totaled $17,267,000 and $468,000, respectively, for the year ended December 31, 2001.

The amortized cost and estimated market value of available-for-sale investment securities at December 31, 2003 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Estimated Market Value

Within one year	$1,002	$1,006
After one year through five years	10,733	11,220
After five years through ten years	4,670	4,931
After ten years	14,665	15,142

	31,070	32,299

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	55,490	55,913
Other securities	7,632	7,632

	$94,192	$95,844

Investment securities with amortized costs totaling $26,552,000 and $23,681,000 and market values totaling $27,642,000 and $25,269,000 were pledged to secure public deposits, other contractual obligations, short-term borrowings and long-term debt at December 31, 2003 and 2002, respectively.

3.                                      LOANS

Outstanding loans are summarized as follows:

	December 31,
(In thousands)	2003	2002

Commercial	$55,506	$51,618
Real estate	90,033	78,338
Real estate – construction, land development and other land loans	25,232	20,379
Agricultural	10,714	3,285
Installment	5,117	5,581
Other	320	13

	186,922	159,214

Deferred loan fees, net	(648)	(488)
Allowance for credit losses	(2,425)	(2,433)

	$183,849	$156,293

At December 31, 2003 and 2002, loans originated under Small Business Administration (SBA) programs totaling $20,506,000 and $16,697,000, respectively, were included in the real estate and commercial categories.

Changes in the allowance for credit losses were as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Balance, beginning of year	$2,433	$2,474	$2,047
Provision charged to operations			623
Losses charged to the allowance	(217)	(352)	(392)
Recoveries	209	311	196

Balance, end of year	$2,425	$2,433	$2,474

The recorded investment in loans that were considered to be impaired totaled $634,000 and $952,000 at December 31, 2003 and 2002, respectively.  The related allowance for credit losses on these impaired loans at December 31, 2003 and 2002 was $198,000 and $194,000, respectively.  The average recorded investment in impaired loans during 2003, 2002 and 2001 was $651,000, $782,000 and $1,175,000, respectively.  Interest income on impaired loans, if appropriate, is recognized on a cash basis.  No interest income was recognized for impaired loans in 2003 and 2002.  Interest income recognized for impaired loans totaled $2,000 for the year ended December 31, 2001.

At December 31, 2003 and 2002, nonaccrual loans totaled $634,000 and $466,000, respectively.  Interest foregone on nonaccrual loans totaled $27,000, $62,000 and $46,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Salaries and employee benefits totaling $214,000, $163,000 and $91,000 have been deferred as loan origination costs for the years ended December 31, 2003, 2002 and 2001, respectively.

4.                                      EQUIPMENT LEASED TO OTHERS

Equipment leased to others consisted of the following:

	December 31,
(In thousands)	2003	2002

Computer equipment	$653	$3,192
Accumulated depreciation	(615)	(2,749)
Allowance for residual losses		(203)

	$38	$240

Changes in the allowance for residual losses were as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Balance, beginning of year	$203	$203	$104
Losses charged to provision			(1)
(Reduction in) provision for allowance included in operations	(203)		100

Balance, end of year	$—	$203	$203

Depreciation expense totaled $405,000, $977,000 and $1,208,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum future rental income on operating leases for the year ending December 31, 2004 is $38,000.

5.                                      BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
(In thousands)	2003	2002

Land	$250	$250
Buildings and improvements	1,161	1,185
Furniture, fixtures and equipment	3,449	3,145
Leasehold improvements	1,734	1,515

	6,594	6,095
Less accumulated depreciation and amortization	(3,609)	(2,964)

	$2,985	$3,131

Depreciation and amortization included in occupancy and equipment expense totaled $721,000, $575,000 and $414,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.                                      ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable and other assets consisted of the following:

	December 31,
(In thousands)	2003	2002

Accrued interest receivable	$1,239	$1,207
Cash surrender value of life insurance (Note 13)	5,879	5,581
Net deferred tax assets (Note 9)	803	419
Prepaid expenses	287	221
Federal Home Loan Bank stock	572	659
Other	641	790

	$9,421	$8,877

7.                                      DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
(In thousands)	2003	2002

Savings	$16,888	$14,918
Money market	71,382	59,392
NOW accounts	44,547	40,887
Time, $100,000 or more	25,980	21,624
Time, under $100,000	34,823	35,694

	$193,620	$172,515

Aggregate annual maturities of time deposits are as follows (in thousands):

Year Ending December 31,

2004	$49,436
2005	10,108
2006	1,259

$60,803

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Savings	$66	$88	$144
Money market	659	817	1,366
NOW accounts	49	80	119
Time certificates of deposit	1,230	1,408	2,486

	$2,004	$2,393	$4,115

8.                                      SHORT-TERM BORROWINGS, LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Short-Term Borrowings and Long-Term Debt

Advances from the Federal Home Loan Bank of San Francisco at December 31, 2003 and 2002 consisted of the following:

2003			2002
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
(Dollars in thousands)			(Dollars in thousands)

			$1,000	2.44%	May 7, 2003
			1,000	3.33%	November 20, 2003
$2,000	3.28%	February 23, 2004	2,000	3.28%	February 23, 2004
3,000	3.38%	March 4, 2004	3,000	3.38%	March 4, 2004
1,000	3.70%	April 15, 2004	1,000	3.70%	April 15, 2004
1,000	3.99%	November 22, 2004	1,000	3.99%	November 22, 2004

7,000			9,000

(7,000)	Less short-term portion		(2,000)	Less short-term portion

$—			$7,000

The advances are secured by investment securities with amortized costs totaling $8,148,000 and $13,809,000 and market values totaling $8,474,000 and $14,823,000 at December 31, 2003 and 2002, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Other Borrowing Arrangements

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $9,000,000 and $8,000,000 at December 31, 2003 and 2002, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2003 and 2002 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $1,028,000 and $3,833,000 and market values totaling $1,090,000 and $3,946,000, respectively.  At December 31, 2003 and 2002, the Bank had no outstanding borrowings under these lines of credit.

9.                                      INCOME TAXES

The expense (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

(In thousands)	Federal	State	Total

2003

Current	$1,258	$280	$1,538
Deferred	(96)	57	(39)

Income tax expense	$1,162	$337	$1,499

2002

Current	$885	$266	$1,151
Deferred	189	(92)	97

Income tax expense	$1,074	$174	$1,248

2001

Current	$983	$227	$1,210
Deferred	54	11	65

Income tax expense	$1,037	$238	$1,275

Deferred tax assets (liabilities) consisted of the following:

	December 31,
(In thousands)	2003	2002

Deferred tax assets:
Allowance for credit losses	$539	$538
Other reserves	60	76
Bank premises and equipment	34	210
Deferred compensation	834	668
Future benefit of State deferred tax liability	38

Total deferred tax assets	1,505	1,492

Deferred tax liabilities:
Other accruals	(173)	(140)
Future liability of State deferred tax asset		(59)
Unrealized gain on available-for-sale investment securities	(529)	(874)

Total deferred tax liabilities	(702)	(1,073)

Net deferred tax assets	$803	$419

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001

Federal income tax expense, at statutory rate	34.0%	34.0%	34.0%
State franchise tax expense, net of Federal tax effect	6.1%	2.8%	6.7%
Tax exempt income, net	(5.1)%	(4.1)%	(5.8)%
Company owned life insurance, net	(2.2)%	(2.2)%	(1.8)%
Other	(2.0)%	0.4%	1.8%

Total income tax expense for continuing operations	30.8%	30.9%	34.9%

As discussed in Note 1, the Company’s subsidiary, the Bank, formed CVCR in June 2002.  The Company realized certain favorable tax treatments related to the formation of CVCR in its consolidated California state tax filing for 2002.  Management believes it has appropriately recognized these tax benefits.  However, should the favorable tax treatment be disallowed by the California Franchise Tax Board or conceded by the Company, additional tax payments ranging from $140,000 to $175,000 would be due.  The Company did not recognize similar tax benefits in 2003.

10.                               COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expense totaled $334,000, $235,000 and $195,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Year Ending December 31,

2004	$349
2005	311
2006	239
2007	181
2008	164
Thereafter	266

$1,510

The Bank has lease renewal options for its branch facilities and administrative offices as follows:

Location	Lease Expiration Date	Renewal Options

Clovis - SBA	August 31, 2004	Two three-year terms
Clovis - Real Estate	December 1, 2005	Two five-year terms
Clovis - Administration	August 14, 2006	Two one-year terms
Clovis - Training	April 30, 2005	One three-year term
Fig Garden	March 15, 2005	One five-year term
Fig Garden	September 1, 2010	One eight-year term
Shaver Lake	May 31, 2005	One five-year term
Kerman	September 30, 2004	Three one-year terms
Sacramento	April 30, 2007	One five-year term
River Park	March 31, 2012	Two five-year terms
Clovis - In-Store Branch	July 1, 2005	One five-year term

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The average amount of such reserve balances required at December 31, 2003 and 2002 was $233,000 and $311,000, respectively.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $12,918,000 at December 31, 2003.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
(In thousands)	2003	2002

Commitments to extend credit	$91,469	$65,211
Letters of credit	$1,180	$1,177

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

At December 31, 2003, commercial loan commitments represent approximately 50% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 28% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 22% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2003, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 91.4% of the Bank’s loans were commercial and real-estate-related, representing 29.7% and 61.7% of total loans, respectively.

At December 31, 2002, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 94.4% of the Bank’s loans were commercial and real-estate-related, representing 32.4% and 62.0% of total loans, respectively.

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

11.                               SHAREHOLDERS’ EQUITY

Regulatory Capital

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated average assets and risk-weighted assets of the Company and the average assets and risk-weighted assets of the Bank were not materially different at December 31, 2003 and 2002.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2003.

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

	2003		2002
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$25,595	7.8%	$22,236	8.0%
Central Valley Community Bank	$24,509	7.5%	$20,974	7.6%

Minimum requirement for “Well-Capitalized” institution	$16,314	5.0%	$13,915	5.0%
Minimum regulatory requirement	$13,020	4.0%	$11,132	4.0%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$25,595	11.7%	$22,236	12.0%
Central Valley Community Bank	$24,509	11.2%	$20,974	11.3%

Minimum requirement for “Well-Capitalized” institution	$13,101	6.0%	$11,129	6.0%
Minimum regulatory requirement	$8,713	4.0%	$7,419	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$28,020	12.8%	$24,550	13.2%
Central Valley Community Bank	$26,934	12.3%	$23,288	12.6%

Minimum requirement for “Well-Capitalized” institution	$21,834	10.0%	$18,549	10.0%
Minimum regulatory requirement	$17,426	8.0%	$14,839	8.0%

Stock Split

On January 6, 2003, the Company effected a two-for-one stock split.  All per share, shares outstanding and stock option data in the consolidated financial statements have been retroactively restated to reflect the stock split.

Dividends

On May 21, 2003, the Board of Directors declared a $.10 per share cash dividend to shareholders of record at the close of business on June 2, 2003, paid on or about June 30, 2003.  On February 13, 2002, the Board of Directors declared a $.05 per share cash dividend to shareholders of record at the close of business on March 1, 2002, paid on or about March 31, 2002.  No cash dividends were paid during 2001.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2003, retained earnings of $6,767,000 were free of such restrictions.

Share Repurchase Plan

During 2003, 2002 and 2001, the Company approved stock repurchase plans authorizing the purchase of shares up to a total cost of $500,000, or approximately 2%, 3% and 3%, respectively, of its common stock, in each year.  As of December 31, 2003, 2002 and 2001, the Company repurchased 5,463, 40,812 and 51,800 shares at a total cost of $81,000, $483,000 and $499,263, respectively.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

(In thousands, except share and per share amounts)	For the Year Ended December 31,
	2003	2002	2001

Basic Earnings Per Share:

Net income	$3,372	$2,784	$2,378

Weighted average shares outstanding	2,586,352	2,585,433	2,594,332

Net income per share	$1.30	$1.08	$.92

Diluted Earnings Per Share:

Net income	$3,372	$2,784	$2,378

Weighted average shares outstanding	2,586,352	2,585,433	2,594,332
Effect of dilutive stock options	242,486	156,310	84,298

Weighted average shares of common stock and common stock equivalents	2,828,838	2,741,743	2,678,630

Net income per diluted share	$1.19	$1.02	$.89

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 686,090 shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements.

A summary of the combined activity of the plans, adjusted to give effect to stock splits, follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	531,088	$8.02	541,430	$7.49	250,450	$6.53

Options granted	78,100	$17.21	51,000	$10.94	320,276	$8.10
Options exercised	(31,148)	$7.86	(43,340)	$4.66	(15,596)	$4.17
Options canceled	(12,250)	$8.90	(18,002)	$8.33	(13,700)	$8.20

Options outstanding, end of year	565,790	$9.28	531,088	$8.02	541,430	$7.49

Options exercisable, end of year	287,400	$7.98	234,278	$7.98	188,018	$7.36

A summary of options outstanding at December 31, 2003 follows:

Range of Exercise Prices	Number of Options Outstanding December 31, 2003	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2003

$ 6.50 to $7.75	235,580	6.5 years	117,700
$ 8.18 to $9.50	202,660	6.2 years	159,500
$ 10.03 to $11.63	50,000	8.5 years	10,200
$ 15.50 to $19.00	77,550	9.5 years

	565,790		287,400

12.                               OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
(In thousands)	2003	2002	2001

Data processing	$795	$746	$772
Advertising	360	524	367
Audit and accounting fees	222	334	227
Legal fees	101	158	170
Other expenses	1,947	1,783	1,716

	$3,425	$3,545	$3,252

13.                               EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) plan covering substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $120,000, $100,000 and $125,000 to the profit sharing plan in 2003, 2002 and 2001, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ accounts.  The amount contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2003 and 2002, the Bank made a 100% matching contribution on all deferred amounts up to 3% and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5% of eligible compensation.  For the year ended December 31, 2001, the Bank made a 50% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the years ended December 31, 2003, 2002 and 2001, the Bank made matching contributions totaling $157,000, $128,000 and $70,000, respectively.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (6% at December 31, 2003).  At December 31, 2003 and 2002, the total net deferrals included in other liabilities were $1,107,000 and $1,053,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,690,000 and $3,482,000 at December 31, 2003 and 2002, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheet.  The current annual tax-free interest rates on these policies is 6.1%.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2001.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date.  The expense recognized under these plans for the years ended December 31, 2003, 2002 and 2001 totaled $256,000, $205,000 and $161,000, respectively.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $2,189,000 and $2,099,000 at December 31, 2003 and 2002, respectively, which are included on the consolidated balance sheet in accrued interest receivable and other assets.  Income recognized on these policies, net of related expense, for the years ended December 31, 2003, 2002 and 2001 totaled $90,000, $111,000 and $98,000, respectively.

14.                               LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2003	$567

Disbursements	76
Amounts repaid	(260)

Balance, December 31, 2003	$383

Undisbursed commitments to related parties, December 31, 2003	$1,539

15.                               COMPREHENSIVE INCOME

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

At December 31, 2003, 2002 and 2001, the Company held securities classified as available-for-sale which had unrealized gains or losses as follows:

(In thousands)	Before Tax	Tax (Expense) Benefit	After Tax

For the Year Ended December 31, 2003

Other comprehensive loss:
Unrealized holding losses	$(1,586)	$502	$(1,084)
Less reclassification adjustment for net gains included in net income	506	(157)	349

Total other comprehensive loss	$(1,080)	$345	$(735)

For the Year Ended December 31, 2002

Other comprehensive income:
Unrealized holding gains	$1,016	$(185)	$831
Less reclassification adjustment for net gains included in net income	27	(8)	19

Total other comprehensive income	$989	$(177)	$812

For the Year Ended December 31, 2001

Other comprehensive income:
Unrealized holding gains	$792	$(316)	$476
Less reclassification adjustment for net gains included in net income	468	(187)	281

Total other comprehensive income	$324	$(129)	$195

16.                               DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2003 and 2002:

Cash and cash equivalents:  For cash and cash equivalents, the carrying amount is estimated to be fair value.

Available-for-sale investment securities and interest-bearing deposits in other banks:  For investment securities and deposits, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and deposits and indications of value provided by brokers.

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

	December 31, 2003		December 31, 2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$24,375	$24,375	$18,804	$18,804
Federal funds sold	10,956	10,956	17,678	17,678
Interest-bearing deposits in other banks	500	500	500	500
Investment securities	95,844	95,844	77,723	77,723
Loans	183,849	187,520	156,293	164,023
Cash surrender value of life insurance policies	5,879	5,879	5,581	5,581
Accrued interest receivable	1,239	1,239	1,207	1,207

	December 31, 2003		December 31, 2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial liabilities:
Deposits	$290,565	$290,090	$246,337	$245,751
Short-term borrowings	7,000	6,993	2,000	2,000
Long-term debt			7,000	6,922
Accrued interest payable	224	224	261	261

Off-balance-sheet financial instruments:
Commitments to extend credit	91,469	91,469	$65,211	$65,211
Letters of credit	1,180	1,180	1,177	1,177

17.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2003 and 2002

(In thousands)

	2003	2002

ASSETS

Cash and due from banks	$361	$684
Investment in subsidiary	25,634	22,837
Other assets	799	674

Total assets	$26,794	$24,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities	$74	$96

Shareholders’ equity:
Common stock	6,096	5,854
Retained earnings	19,501	16,387
Accumulated other comprehensive income	1,123	1,858

Total shareholders’ equity	26,720	24,099

Total liabilities and shareholders’ equity	$26,794	$24,195

STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001

Income:
Dividends declared by subsidiary - eliminated in consolidation		$1,130	$1,100
Interest – eliminated in consolidation			1
Other income	$42	50

Total income	42	1,180	1,101

Expenses:
Professional fees	62	144	101
Other expenses	184	184	56

Total expenses	246	328	157

(Loss) income before equity in undistributed income of subsidiary	(204)	852	944

Equity in undistributed net income of subsidiary	3,532	1,857	1,378

Income before income taxes	3,328	2,709	2,322

Income tax benefit	44	75	56

Net income	$3,372	$2,784	2,378

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$3,372	$2,784	$2,378
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed net income of subsidiary	(3,532)	(1,857)	(1,378)
(Increase) decrease in other assets	(47)	33	(582)
(Decrease) increase in liabilities	(22)	77	19

Net cash (used in) provided by operating activities	(229)	1,037	437

Cash flows from financing activities:
Share repurchase and retirement	(81)	(483)	(499)
Proceeds from exercise of stock options	245	202	83
Cash paid for dividends	(258)	(130)

Net cash used in financing activities	(94)	(411)	(416)

(Decrease) increase in cash and cash equivalents	(323)	626	21

Cash and cash equivalents at beginning of year	684	58	37

Cash and cash equivalents at end of year	$361	$684	$58

Non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities	$(1,080)	$989	$324

Non-cash financing activities:
Tax benefit from stock options exercised	$78	$86

18.                               SUBSEQUENT EVENT

In January 2004, the Company announced its intent to purchase up to $500,000 of its common stock through a stock repurchase plan that will be effective beginning January 21, 2004 and ending December 31, 2004.

ITEM 8 -                                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 8A -                                        CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB (as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART III

ITEM 9 -                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2003 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except that each of Daniel N. Cunningham, Sidney B. Cox, Edwin S. Darden, Jr., Daniel J. Doyle, Steven D. McDonald, Louis McMurray, Wanda L. Rogers, William Smittcamp, Joseph B. Weirick, Gayle Graham, Gary Quisenberry, and Thomas L. Sommer filed one Form 4 late.  Those Form 4’s reported a single transaction for each person: for an option grant. Shirley Wilburn filed two Form 4’s late.  Those Form 4’s reported an option grant and a purchase.

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

The following chart provides information as of December 31, 2003 concerning the Company’s Stock Option Plans, the Company’s only equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	565,790	$7.98	103,398
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	565,790	$7.98	103,398

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

ITEM 13 -                                          EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

See Index to Exhibits at page 86 of this Form 10-KSB.

(b)  REPORTS ON FORM 8-K

On October 22, 2003, the Company filed a Current Report on Form 8-K reporting under Item 7 the issuance of a press release announcing unaudited financial information of the Company and related matters.  The Current Report included as an exhibit a Press Release, dated October 8, 2003, containing certain unaudited financial information of the Company and a discussion of changes for the third quarter of 2003 and the nine months ended September 30, 2003, compared to the comparable periods for the preceding year.

On November 11, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 the issuance of a press release announcing its adoption of a Code of Ethics and Conduct Policy, and a Policy for Fair Disclosure to Investors.  The Current Report included as an exhibit a copy of the Code of Ethics and Conduct Policy and a copy of the Policy on Fair Disclosure to Investors.

ITEM 14 -              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents fees billed for the years ended December 31, 2003 and 2002 for professional services rendered by the Company’s independent public accountants in connection with the audit of the Company’s consolidated financial statements and fees billed by the Company’s independent public accountants for other services rendered to the Company.

FEES	2003	2002
Audit Fees (1)	$100,335	$100,020
Audit-Related Fees	-0-	-0-
Tax Fees (2)	$17,725	$15,975
All Other Fees (3)	$72,985	$57,195

(1) Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements and review of financial statements included in the Company’s quarterly reports.  The audit fees also consist of services normally provided in connection with statutory and regulatory filings or engagements.

(2) Tax service fees consist of compliance fees for the preparation of original and amended tax returns, claims for refunds and tax payment-planning services for tax compliance, tax planning and tax advice.  Tax service fees also include fees relating to other tax advice, tax consulting and planning other than for tax compliance and preparation.

(3) All other fees consisted of consulting services for the Company’s strategic plan, operational review and compilation of a compensation survey.

The Audit/Compliance Committee has determined that the provision of services, in addition to audit services, rendered by Perry-Smith LLP and the fees paid therefor in fiscal years 2003 and 2002 were compatible with maintaining Perry-Smith LLP’s independence.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 24, 2004	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 17, 2004
Daniel J. Doyle,
President and Chief Executive
Officer and Director (principal
executive officer)

/s/ Gayle Graham		Date: March 17, 2004
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer
and principal financial officer)

Daniel N. Cunningham *		Date: March 17, 2004
Daniel N. Cunningham,
Chairman of the Board and
Director

Sidney B. Cox *		Date: March 17, 2004
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 17, 2004
Edwin S. Darden, Director

Steven D. McDonald *		Date: March 17, 2004
Steven D. McDonald, Director

Louis McMurray *		Date: March 17, 2004
Louis McMurray, Director

Wanda L. Rogers *		Date: March 17, 2004
Wanda L. Rogers, Director

William S. Smittcamp *		Date: March 17, 2004
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 17, 2004
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 17, 2004
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1.1	Articles of Incorporation of the Company. (1)

3.1.2	Certificate of Amendment of Articles of Incorporation, dated July 6, 2000. (2)

3.1.3	Certificate of Amendment of Articles of Incorporation, dated January 6, 2003.

3.2	Bylaws of the Company as amended to date. (3)

4	N/A

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (4) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (5) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (6) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (7) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (8) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (9) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (10) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (11) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (12) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (13) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (14) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (15) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (17) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (18) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (19) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (20) *

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (21) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (22) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (23) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (24) *

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (25) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (26) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (27) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (28) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (29) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (30) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (31) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (32) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (33) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (34) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (35) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (36) *

10.36

Form of Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002. (37) *

10.37

Schedule A, Participants’ Normal Retirement Age and Form of Benefit Elected to Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002 . (38) *

10.38

Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002. (39) *

10.39

Schedule B, Participants and Their Executive Interest in Clovis Community Bank Split Dollar Agreement and Endorsement, by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002. (40) *

10.40	Central Valley Community Bank Employee and Director Preferred Interest Bonus Plan. (41) *

10.41	Amendment No. 1 to Employment Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective July 17, 2002. (42) *

10.42	Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective October 16, 2002. (43)*

10.43

Form of Amendment to the Split Dollar Agreement and Policy Endorsement with Central Valley Community Bank by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 1, 2003. (44)*

10.44

Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 1, 2003. (45)*

10.45	Amendment No. 2 to Executive Salary Continuation Agreement by and between Central Valley Community Bank, f/k/a Clovis Community Bank, and Daniel J. Doyle. (46)*

10.46	Amendment No. 1 to Endorsement Split Dollar Plan Agreement by and between Central Valley Community Bank, f/k/a Clovis Community Bank, and Daniel J. Doyle. (47)*

10.47

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Daniel N. Cunningham effective October 31, 2003.*

10.48

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and William S. Smittcamp effective October 31, 2003.*

10.49	Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Louis McMurray effective October 31, 2003.*

10.50	Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement

Dated November 14, 1996 by and between Clovest Corporation and Wanda Lee Rogers effective October 31, 2003.*

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Management contract and compensatory plans

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the “2000 Form 10-KSB”) and incorporated herein by reference.

(2)	Filed as Exhibit 3.1.2 to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the 2000 Form 10-KSB and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the “2000 Plan S-8 Registration Statement”) and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the 2000 Form 10-KSB and incorporated herein by reference.

(6)	Filed as Exhibit 10.3 to the 2000 Form 10-KSB and incorporated herein by reference.

(7)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the “1992 Plan S-8 Registration Statement”) and incorporated herein by reference.

(8)	Filed as Exhibit 10.5 to the 2000 Form 10-KSB and incorporated herein by reference.

(9)	Filed as Exhibit 10.6 to the 2000 Form 10-KSB and incorporated herein by reference.

(10)	Filed as Exhibit 10.7 to the 2000 Form 10-KSB and incorporated herein by reference.

(11)	Filed as Exhibit 10.8 to the 2000 Form 10-KSB and incorporated herein by reference.

(12)	Filed as Exhibit 10.9 to the 2000 Form 10-KSB and incorporated herein by reference.

(13)	Filed as Exhibit 10.10 to the 2000 Form 10-KSB and incorporated herein by reference.

(14)	Filed as Exhibit 10.11 to the 2000 Form 10-KSB and incorporated herein by reference.

(15)	Filed as Exhibit 10.12 to the 2000 Form 10-KSB and incorporated herein by reference.

(16)	Filed as Exhibit 10.13 to the 2000 Form 10-KSB and incorporated herein by reference.

(17)	Filed as Exhibit 10.14 to the 2000 Form 10-KSB and incorporated herein by reference.

(18)	Filed as Exhibit 10.15 to the 2000 Form 10-KSB and incorporated herein by reference.

(19)	Filed as Exhibit 10.16 to the 2000 Form 10-KSB and incorporated herein by reference.

(20)	Filed as Exhibit 10.19 to the 2000 Form 10-KSB and incorporated herein by reference.

(21)	Filed as Exhibit 10.20 to the 2000 Form 10-KSB and incorporated herein by reference.

(22)	Filed as Exhibit 10.21 to the 2000 Form 10-KSB and incorporated herein by reference.

(23)	Filed as Exhibit 10.22 to the 2000 Form 10-KSB and incorporated herein by reference.

(24)	Filed as Exhibit 10.23 to the 2000 Form 10-KSB and incorporated herein by reference.

(25)	Filed as Exhibit 10.24 to the 2000 Form 10-KSB and incorporated herein by reference.

(26)	Filed as Exhibit 10.25 to the 2000 Form 10-KSB and incorporated herein by reference.

(27)	Filed as Exhibit 10.26 to the 2000 Form 10-KSB and incorporated herein by reference.

(28)	Filed as Exhibit 10.27 to the 2000 Form 10-KSB and incorporated herein by reference.

(29)	Filed as Exhibit 10.28 to the 2000 Form 10-KSB and incorporated herein by reference.

(30)	Filed as Exhibit 10.29 to the 2000 Form 10-KSB and incorporated herein by reference.

(31)	Filed as Exhibit 10.30 to the 2000 Form 10-KSB and incorporated herein by reference.

(32)	Filed as Exhibit 10.31 to the 2000 Form 10-KSB and incorporated herein by reference.

(33)	Filed as Exhibit 10.32 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (the “June 2001 Form 10-QSB”) and incorporated herein by reference.

(34)	Filed as Exhibit 10.33 to the June 2000 Form 10-QSB and incorporated herein by reference.

(35)	Filed as Exhibit 10.34 to the Annual Report on Form 10-KSB for the year ended December 31, 2001 (the “2001 Form 10-KSB”) and incorporated herein by reference.

(36)	Filed as Exhibit 10.35 to the 2001 Form 10-KSB and incorporated herein by reference.

(37)	Filed as Exhibit 10.36 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the “June 2002 Form 10-QSB”) and incorporated herein by reference.

(38)	Filed as Exhibit 10.37 to the June 2002 Form 10-QSB and incorporated herein by reference.

(39)	Filed as Exhibit 10.38 to the June 2002 Form 10-QSB and incorporated herein by reference.

(40)	Filed as Exhibit 10.39 to the June 2002 Form 10-QSB and incorporated herein by reference.

(41)	Filed as Exhibit 10.40 to the June 2002 Form 10-QSB and incorporated herein by reference.

(42)	Filed as Exhibit 10.41 the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the “September 2002 Form 10-QSB”) and incorporated herein by reference.

(43)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 Form 10-KSB”) and incorporated herein by reference.

(44)	Filed as Exhibit 10.43 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the “March 2003 Form 10-QSB”) and incorporated herein by reference.

(45)	Filed as Exhibit 10.44 to the March 2003 Form 10-QSB and incorporated herein by reference.

(46)	Filed as Exhibit 10.45 to the September 2003 Form 10-QSB and incorporated herein by reference.

(47)	Filed as Exhibit 10.46 to the September 2003 Form 10-QSB and incorporated herein by reference.