Form 10QSB
period 2004-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2004-05-14
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes  ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2004: 2,625,877 shares

Transitional Small Business Disclosure Format (check one)

Yes ☐        No  ☒

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets (unaudited) at March 31, 2004 and (audited) December 31, 2003
Consolidated Statements of Income (unaudited) for the Three Month Periods ended March 31, 2004 and 2003.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Three Month Periods ended March 31, 2004 and 2003.
Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods ended March 31, 2004 and 2003.
Notes to Consolidated Financial Statements

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 – CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
ITEM 2 CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 AND DECEMBER 31, 2003
(In Thousands Except Share Amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$27,034	$24,375
Interest bearing deposits with other banks	500	500
Federal funds sold	14,789	10,956
Available-for-sale investment securities (Book value of $98,490 at March 31, 2004 and $94,192 at December 31, 2003)	100,542	95,844
Loans, less allowance for credit losses of $2,499 at March 31, 2004 and $2,425 at December 31, 2003	181,160	183,849
Bank premises and equipment, net	2,897	2,985
Accrued interest receivable and other assets	9,283	9,421

Total assets	$336,205	$327,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$91,698	$96,945
Interest bearing	205,376	193,620
Total deposits	297,074	290,565

Short-term borrowings	4,000	7,000
Long-term borrowings	4,000	—
Accrued interest payable and other liabilities	3,073	3,645

Total liabilities	308,147	301,210

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,625,477 and 2,598,927 shares issued and outstanding at March 31, 2004 and December 31, 2003	6,301	6,096
Retained earnings	20,362	19,501
Accumulated other comprehensive income, net of tax	1,395	1,123
Total shareholders’ equity	28,058	26,720

Total liabilities and shareholders’ equity	$336,205	$327,930

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(In Thousands Except Per Share Amounts)

	For the Three Months Ended March 31
(Unaudited)	2004	2003
INTEREST INCOME:
Interest and fees on loans	$3,061	$2,859
Interest on Federal funds sold	34	50
Interest and dividends on investment securities:
Taxable	557	610
Exempt from Federal income taxes	207	176
Interest on deposits with other banks	2	3
Total interest income	3,861	3,698
INTEREST EXPENSE:
Interest on deposits	432	540
Other	64	75
Total interest expense	496	615
Net interest income before provision for credit losses	3,365	3,083
PROVISION FOR CREDIT LOSSES	—	—
Net interest income after provision for credit losses	3,365	3,083
NON-INTEREST INCOME:
Service charges	565	497
Rentals from equipment leased to others	38	221
Loan placement fees	83	135
Net realized gain on sales of available-for-sale investment securities	477	—
Other income	180	208
Total non-interest income	1,343	1,061
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,920	1,751
Occupancy and equipment	387	352
Depreciation and (reduction in) provision for allowance for losses on equipment leased to others	38	137
Other expense	909	820
Total non-interest expenses	3,254	3,060
Income before income taxes	1,454	1,084
INCOME TAX EXPENSE	593	303
Net income	$861	$781

Basic earnings per share	$0.33	$0.30
Diluted earnings per share	$0.29	$0.28

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
(In Thousands Except Share Amounts)

(Unaudited)	Stock	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

Balance, January 1, 2003	2,573,242	$5,854	$16,387	$1,858	$24,099
Comprehensive income
Net income			781		781	$781
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities				(117)	(117)	(117)
Total comprehensive income						$664
Stock options exercised and related tax benefit	2,200	17			17
Repurchase and retirement of common stock	(5,463)	(81)			(81)

Balance, March 31, 2003	2,569,979	$5,790	$17,168	$1,741	$24,699

Balance, January 1, 2004	2,598,927	$6,096	$19,501	$1,123	$26,720
Comprehensive income
Net income			861		861	$861
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				272	272	272
Total comprehensive income						$1,133
Stock options exercised and related tax benefit	35,550	418			418
Repurchase and retirement of common stock	(9,000)	(213)			(213)

Balance, March 31, 2004	2,625,477	$6,301	$20,362	$1,395	$28,058

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In Thousands)

(Unaudited)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$861	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for residual losses on equipment leased to others	—	(50)
Depreciation, amortization and accretion, net	642	655
Net realized gains on sales of available-for-sale investment securities	(477)	—
Loss on sale of equipment	—	1
Net (decrease) increase in deferred loan fees	(77)	114
Net decrease (increase) in accrued interest receivable and other assets	26	(13)
Increase in cash surrender value of life insurance	(55)	(73)
Net decrease in accrued interest payable and other liabilities	(438)	(714)
Net cash provided by operating activities	482	701

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(15,385)	(5,486)
Proceeds from sales or calls of available-for-sale investment securities	4,351	475
Proceeds from maturity of available-for-sale investment securities	—	260
Proceeds from principal repayments of available for sale investment securities	6,803	7,710
Net decrease (increase) in loans	2,766	(14,168)
Purchases of premises and equipment	(105)	(121)
Net cash used in investing activities	(1,570)	(11,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	9,004	2,054
Net (decrease) increase in time deposits	(2,494)	3,589
Proceeds from borrowings from Federal Home Loan Bank	6,000	—
Repayments to Federal Home Loan Bank	(5,000)	—
Share repurchase and retirement	(213)	(81)
Proceeds from exercise of stock options	283	17
Net cash provided by financing activities	7,580	5,579

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,492	(5,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,331	36,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,823	$31,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Interest expense	$591	$635
Income taxes	$460	$125

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$400	$(171)

Non-Cash Financing Activities:
Tax Benefit from stock options exercised	$135	$—

See notes to unaudited consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.          GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2004 and December 31, 2003; the results of its operations for the three month periods ended March 31, 2004 and 2003, and changes in its shareholders’ equity and its cash flows for the three-month periods ended March 31, 2004 and 2003 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2003.

Note 2.  STOCK-BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Central Valley Community Bancorp 2000 Stock Option Plan and the Central Valley Community Bank 1992 Stock Option Plan.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with Financial Accounting Standards Board (“FASB”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	For the Quarter Ended March 31,
(Unaudited)	2004	2003

Net earnings as reported	$861,000	$781,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	50,000	47,000
Pro forma net income	$811,000	$734,000

Basic earnings per share - as reported	$0.33	$0.30
Basic earnings per share - pro forma	$0.31	$0.29

Diluted earnings per share - as reported	$0.29	$0.28
Diluted earnings per share - pro forma	$0.28	$0.26

Note 3.          EARNINGS PER SHARE (EPS)

	For Quarters Ended March 31,
EARNINGS PER SHARE (Unaudited)	2004	2003

Basic earnings per share	$0.33	$0.30

Diluted earnings per share	$0.29	$0.28

Weighted Average Number of Shares Outstanding

	For Quarter Ended March 31, 2004	For Quarter Ended March 31, 2003
Basic Shares	2,625,810	2,572,154
Diluted Shares	2,923,063	2,782,694

Note 4.          COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive income for the three-month periods ended March 31, 2004 and 2003 was $1,133,000 and $664,000, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

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

INTRODUCTION:

Central Valley Community Bancorp (NASDAQ: CVCY) (the “Company”) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves. The Company is subject to the supervision of the Federal Reserve under the Bank Holding Company Act.  The Company currently has one bank subsidiary.  The bank remains subject to the supervision of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).   The Company’s market area includes the entire central valley area from Sacramento, California to Bakersfield, California.

In 2002, the Company changed the name of its one subsidiary, Clovis Community Bank, to Central Valley Community Bank (the “Bank”).  The Bank has seven (7) branches located in Fresno County and the Sacramento area.  The Bank anticipates additional branch openings to meet the growing service needs of its customers through establishment of new branches, or bank/branch acquisitions.   The Bank is exploring opportunities for a full service retail office in the Fresno downtown area.   Additionally, the Company anticipates expanding existing branches in the Clovis and Kerman areas.  Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

In 2002, the Bank formed a real estate investment trust (“REIT”), Central Valley Community Reality, LLC (“CVCR”).  The trust invested in the Bank’s real estate related assets and provided an alternative means to potentially generate additional capital with a view to affording certain tax advantages. (Refer to “Income Taxes” for further discussion of CVCR.)

ECONOMIC CONDITIONS

The local economy benefited from growth in housing and construction fueled by record low long-term interest rates, demand for new housing and refinance activity.  The Central Valley experienced significant appreciation in home and real estate values in the past two years while remaining relatively inexpensive compared to other major cities in the State.  Agriculture improved in most sectors with good weather and some improvement in crop prices.  However, Fresno County continues to have one of the highest unemployment rates in California.

OVERVIEW

For the quarter ended March 31, 2004, the Company reported net income of $861,000 or $0.29 diluted earnings per share compared to $781,000 or $0.28 diluted earnings per share in the first quarter of 2003.   Net interest income increased $282,000 in the periods under review, primarily as the result of increased volumes in earning assets combined with decreases in the cost of interest-bearing liabilities.  Also contributing to the increase in net income was a $477,000 gain on the sale of available-for-sale investment securities in the first quarter of 2004.  These increases were partially offset by reductions of $183,000 in rental income from equipment leased to others and $52,000 in loan placement fees. In addition, the Company established reserves of $127,000 for previously recognized 2002 state tax benefits ($116,000) and related potential interest ($11,000) relating to its REIT.

Average earning assets for the first three months of 2004 were $292,886,000 compared to $256,136,000 for the same period of 2003.  The major contributor to the increase in average earning assets was the 12.2% increase in average loans and a 17.4% increase in average investments which were the result of the 16.2% growth in deposits.  Loan and deposit growths are discussed in more detail below.

Average assets increased 15.4% in the periods under review.  Return on average assets (ROA) and return on average equity (ROE) for the three month periods ended March 31, 2004 and March 31, 2003 are reflected in the following table.

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
ROA	1.04%	1.09%
ROE	12.40%	12.70%

Similar to most of the banking industry, the Company’s net interest margin continues to be challenged by the impact of twelve consecutive decreases in the Federal funds interest rate by the Federal Open Market Committee (“FOMC”) in the past four years. While the Company’s average loan volume increased 12.2% in the periods under review, interest income from loans only increased $178,000. Average interest bearing liabilities increased 11.0% and interest expense decreased $119,000. Managing the decrease in loan yields affected by the interest rate movements and increased competition, and controlling the effective rates paid on deposits as those rates may be near the bottom of consumer tolerance, will continue to challenge the Company’s net interest margin.  For additional information, please see Market Risk for further discussion of the Bank’s interest rate position.

The following table sets forth average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the three month periods ended March 31, 2004 and 2003.  The average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by average interest earning assets and computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE THREE MONTHS ENDED MARCH 31, 2004			FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
ASSETS
Interest-earning deposits in other banks	$500	$2	1.60%	$500	$3	2.40%
Securities
Taxable securities	76,518	557	2.91%	61,364	610	3.98%
Non-taxable securities (1)	18,565	314	6.76%	14,527	267	7.34%
Total investment securities	95,083	871	3.66%	75,891	877	4.62%
Federal funds sold	14,486	34	0.94%	17,379	50	1.15%
Total securities	110,069	907	3.29%	93,770	930	3.97%
Loans	182,817	3,061	6.70%	162,366	2,859	7.04%
Total interest-earning assets	292,886	3,968	5.42%	256,136	3,789	5.92%
Allowance for credit losses	(2,451)			(2,428)
Non-accrual loans	143			675
Cash and due from banks	24,899			16,812
Premises	2,964			3,148
Other non-earning assets	11,581			11,646
Total average assets	$330,022	$3,968		$285,989	$3,789
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$62,278	$27	0.17%	$55,688	$34	0.24%
Money market accounts	79,581	150	0.75%	64,711	182	1.13%
Time certificates of deposit, under $100,000	33,860	143	1.69%	35,713	194	2.17%
Time certificates of deposit, $100,000 and over	25,298	112	1.77%	23,661	130	2.20%
Total interest-bearing deposits	201,017	432	0.86%	179,773	540	1.20%
Other borrowed funds	8,538	64	3.00%	9,000	75	3.33%
Federal funds purchased	—	—	—	—	—	—
Total interest-bearing liabilities	209,555	496	0.95%	188,773	615	1.30%
Non-interest bearing demand deposits	89,929			70,706
Other liabilities	2,772			1,907
Shareholders’ equity	27,766			24,603
Total average liabilities and shareholders’ equity	$330,022	$496		$285,989	$615

Interest income and rate earned on average earning assets		$3,968	5.42%		$3,789	5.92%
Interest expense and interest cost related to average interest-bearing liabilities		496	0.95%		615	1.30%

Net interest income and net interest margin		$3,472	4.74%		$3,174	4.96%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds.

(2)  Loan fees totaling $198,000 and $174,000 for the three month periods ended March 31, 2004 and 2003, respectively, are included in loan interest income.

The Company’s net interest margin, on a fully tax equivalent basis, decreased 22 basis points in the first three months of 2004 compared to the same period of 2003.  The net interest margin, on a fully tax equivalent basis, for the first quarter of 2004 was 4.74% compared to 4.96% for the same period of 2003.  The decrease can be partially attributed to the declining interest rate environment and the fact that assets generally reprice more quickly than liabilities. Decreases in the effective yield of investments partially reflects the effect of premium amortization as significant principal paydowns on mortgage backed securities were experienced in the second half of 2003 and reinvested in lower earning securities. The decrease in the effective yield on loans reflects the West Coast prime rate decrease of 25 basis points on June 30, 2003 from 4.25% to 4.00%.

The effective rate on interest bearing liabilities for the first three months of 2004 was 0.95% compared to 1.30% for the first three months of 2003.  The change reflects the Federal funds rate decrease of 25 basis points in June 2003.  Refer to “Schedule of Average Balances and Average Yields and Rates”.  However, as stated above, the Company may not be able to further reduce the rates paid on deposits.  Customers may seek alternative avenues to increase yields on their investments and accept higher risks than those associated with traditional products offered by financial institutions.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased 27.2% in the first quarter of 2004 compared to the first quarter of 2003.  New business relationships as well as expanding existing relationships were the major contributors to this increase.

Total average deposits increased 16.2% in the first three months of 2004 compared to the same period of 2003.  Growth was reflected in most areas of deposits.

COMPANY LINES OF BUSINESS

The Company’s market focus is lending to small to medium size commercial businesses offering both commercial and real estate loans.  The Company also offers retail consumer loan products.  These loans offer diversification as to industries and types of business, thus reducing exposure in any one industry concentration.  The Company offers both fixed and floating interest rate loans and typically obtains collateral in the form of real estate, business equipment, deposit accounts, and accounts receivable, but looks mainly to business cash flow as its primary source of repayment.

The Company offers Small Business Administration (SBA) loans, and agricultural lending, as well. For the fourth consecutive year, Central Valley Community Bank has been honored as the number one SBA 504 lender in Fresno, Kings and Madera counties. At March 31, 2004 and 2003, SBA loans were $20,269,000 and $16,167,000, respectively.

Agricultural loans increased 112.9% in the first three months of 2004 compared to the same period of 2003. Agricultural loans were 4.1% of total loans in the first quarter of 2004 compared to 2.1% in the first quarter of 2003.  The Company has several experienced and seasoned agricultural lending officers who provide expertise to agricultural lending.

As of March 31, 2004, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 30.8% and 61.9% of gross total loans, respectively.  These concentrations are within the Company strategic plan and are the focus of its business.  Commercial and real estate related loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly tied to the borrowers ability to repay from business cashflow.  Similar concentrations existed as of December 31, 2003 with commercial and real estate-related loans representing 29.9% and 61.7% of total loans, respectively.

Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Company.

The composition of the loan portfolio at March 31, 2004, December 31, 2003 and March 31, 2003 is summarized in the table below.

Loan Type (Dollars in Thousands)	March 31, 2004	% of Total loans	December 31, 2003	% of Total loans	March 31, 2003	% of Total loans

Commercial & Industrial	$56,802	30.8%	$55,826	29.9%	$52,633	30.4%
Real Estate	72,552	39.4%	77,468	41.5%	72,734	41.9%
Real Estate - construction, land development and other land loans	27,017	14.7%	25,232	13.5%	30,771	17.7%
Home Equity Lines of Credit	14,338	7.8%	12,565	6.7%	8,159	4.7%
Consumer & Installment	5,951	3.2%	5,117	2.7%	5,528	3.2%
Agricultural	7,570	4.1%	10,714	5.7%	3,556	2.1%

	184,230	100.0%	186,922	100.0%	173,381	100.0%
Deferred loan fees, net	(571)		(648)		(602)
Total loans	$183,659		$186,274		$172,779

The majority of the Company’s loans are direct loans made to local businesses, individuals, and farmers.  The Company relies substantially on local promotional activity, personal contacts by bank officers, directors, and employees to compete with other financial institutions.  The Company makes loans to borrowers whose applications include a sound purpose, viable repayment sources, and a plan of repayment established at inception and generally backed by a secondary source of payment.

Deposits are the Company’s main source of funding for loans.  As a result of the market focus on small and medium businesses, deposits from these businesses and their corresponding relationships are significant contributors to this funding resource.  The Company also offers numerous retail consumer deposit products and services to meet the needs of its customers.

The Company offers a variety of deposit products having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market, prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.  The Company does not currently have any brokered deposits, and based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.  Management’s Assets and Liability Committee (ALCO) meets regularly to discuss economic conditions, competition, community needs, and set competitive rates and fees.

COMPANY’S SOURCE OF INCOME

Net interest income is the Company’s primary source of revenue.  Net interest income is the difference between the interest income received on interest-earning assets and the interest expense paid on interest-bearing liabilities.  Net interest income is primarily affected by two factors, the volume and mix of interest-earning assets and interest-bearing liabilities and the interest rates earned on those assets and paid on those liabilities.

Results of Operations

Net income for the first quarter of 2004 increased $80,000 as compared to the first quarter of 2003.  Contributors to the increase were the 9.1% increase in net interest income and a 26.6% increase in non-interest income which were mostly offset by a 6.3% increase in non-interest expenses and a $290,000 increase in income tax expense.  The increase in non-interest income was mainly attributable to the increase in gain on sale of investments which were partially offset by decreases in operating lease income and mortgage fees.

INTEREST AND FEE INCOME FROM LOANS

Interest income from loans increased 7.1%, or $202,000, in the first quarter of 2004 compared to the first quarter of 2003 as average total loan volumes increased  $19,919,000 in the periods under review.

The increase in the average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  The current low rate environment has also offered opportunities for many small businesses to make capital improvements.  However, increased competition from major, regional, and other community banks continue to challenge pricing on new relationships as well as repricing of existing relationships which effect the Company’s net interest margin.  No assurances can be given that this level of loan growth will continue.  Refer to Provision for Credit Losses below for discussion regarding risk and risk assessments of loans.

The Company purchases loans from other financial institutions and brokers when appropriate.  During the first quarter of 2004, the Company had $25,516,000 in purchased loans compared to $28,662,000 in the first quarter of 2003.

The Company’s loan to deposit ratio at March 31, 2004 was 61.8% compared to 68.6% at March 31, 2003.  The change in status can be mainly attributed to the $40,467,000 increase in average deposits compared to the $19,919,000 increase in average loans in the periods under review.

NON-ACCRUAL LOANS

A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At March 31, 2004, the Company had no non-accrual loans compared to $675,000 at March 31, 2003.  Average non-accrual loans for the first quarter of 2004 were $143,000 compared to $675,000 for the first quarter of 2003.

A summary of non-accrual loans at March 31, 2004 and 2003 is set forth below. The Company had no restructured loans or loans past due more than 90 days at March 31, 2004 and 2003. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

		March 31, 2004			March 31, 2003
Loan type	Dollars	% of Total Non- Accrual	Number of Loans	Dollars	% of Total Non- Accrual	Number of Loans
Commercial & Industrial Loans	$-0-	N/A	N/A	$675,000	100.0%	1

Total	$-0-			$675,000

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

Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks decreased 4.6% in the first quarter of 2004 compared to the same period of 2003.  The decrease in these categories of income can be attributed to lower Federal funds rates and lower yields on new investment purchases which is consistent with current market conditions.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of new investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At March 31, 2004, the Company held $57,777,000, or 58.7% of the total investment portfolio, in MBS and CMOs with an average yield of 2.77% compared to $42,488,000 at March 31, 2003, or 59.2% of the total investment portfolio, with an average yield of 3.83%. Historically low mortgage rates in the past two years has created numerous refinancing opportunities for homeowners.   As interest rates decreased, principal paydowns on MBS and CMOs increased as borrowers refinanced to take advantage of the lower rates. Principal paydowns on CMOs and MBS effect the yield on the investments.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.  Additionally, the increased cashflows from principal prepayments created accelerated premium amortization which negatively affected yield and income.

The amortized cost and estimated market value of available-for-sale investment securities at March 31, 2004 and March 31, 2003 consisted of the following:

March 31, 2004 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$16,685	$414	$(13)	$17,086
Obligations of states and political subdivisions	18,695	886	(101)	19,480
U.S. Government agencies collateralized by mortgage obligations	57,777	1,014	(148)	58,643
Other securities	5,333	—	—	5,333
	$98,490	$2,314	$(262)	$100,542

March 31, 2003 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$9,874	$879	$-0-	$10,753
Obligations of states and political subdivisions	17,324	904	(126)	18,102
U.S. Government agencies collateralized by mortgage obligations	42,488	986	(124)	43,350
Corporate bonds	976	42	—	1,018
Other securities	1,073	—	—	1,073
	$71,735	$2,811	$(250)	$74,296

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.

The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

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

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  The Company recognized the market rate risk of the investment portfolio in an increasing rate environment.  At March 31, 2004, the book value of the investment portfolio was $98,490,000, and the market value was $100,542,000, for an unrealized gain of $2,052,000.  At March 31, 2004, the Company’s market risk related to its investment portfolio was higher in an increasing rate environment versus a declining rate environment.  At March 31, 2004 an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the Company’s investment portfolio by approximately $6,716,000.  Conversely, with an immediate rate decrease of 100 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $3,863,000 at March 31, 2004.

While an immediate shock of 200 basis points is highly unlikely, as evidenced by the changes in interest rates in the past 3 years which were in 25 and 50 basis point increments, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

INTEREST EXPENSE FROM DEPOSITS

Total interest expense in the first quarter of 2004 was $496,000 compared to $615,000 in the first quarter of 2003.  This $119,000, or 19.3%, decrease in interest expense occurred notwithstanding an 11.8% growth in average interest bearing deposits in the first quarter of 2004 compared to the same period of 2003.  The decrease in interest expense can be partially attributed to the decrease in Federal funds interest rates in June 2003 as well as prudent management of loan and deposit interest rates by the Management ALCO.   Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  Average interest-bearing liabilities for the first quarter of 2004 were $209,555,000 compared to $188,773,000 for the first quarter of 2003, or a $20,782,000 increase.  The effective rate for interest bearing liabilities was 0.95% in the first quarter of 2004 compared to 1.30% in the first quarter of 2003, a 35 basis point decrease.

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

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased $19,223,000 to $89,929,000, or 30.9% of total average deposits for the first quarter of 2004 compared to $70,706,000, or 28.2% of total average deposits for the first quarter of 2003.    New business relationships and expanding existing relationships were major contributors to this increase.

INTEREST EXPENSE FROM OTHER LIABILITIES

Other interest expense increased in the periods under review as the Company utilized its Federal Home Loan Bank (“FHLB”) credit line in the first quarter of 2004 in anticipation of short-term liquidity needs as well as to take advantage of opportunities to lock in low funding rates for increased loan growth. Borrowings from the FHLB were $8,000,000 at March 31, 2004 and $7,000,000 at March 31, 2003. The average maturities and weighted average rate of the borrowings at March 31, 2004 was 1.26 years and 2.50%, respectively.  The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES

Net interest income before provision for credit losses in the first quarter of 2004 was $3,365,000 compared to $3,083,000 in the first quarter of 2003, an increase of $282,000, or 9.1%.

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

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Administrator (“CCA”), who reviews the grades for accuracy.  The risk grading and reserve allocation is analyzed annually by a third party credit reviewer and by various regulatory agencies.

The CCA sets the specific reserve for all adversely risk-graded credits quarterly.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not adversely graded.  Use of historical loss experience within the portfolio along with peer bank loss experience determines the level of reserves held.

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

The Company made no additions to the allowance for credit losses in the first quarters of 2004 and 2003, due mainly to improvements in the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years.   The net charge-off ratio declined to 0.005% for 2003 compared to 0.031% for 2002 and 0.209% for 2001.

The following table is an analysis of impaired loans and non-performing loans at March 31, 2004 and 2003.

(Dollars in Thousands)	March 31, 2004	March 31, 2003

Impaired loans	$-0-	$1,222
Related allowance for credit losses	-0-	226
Restructured Loans	-0-	-0-
Accruing loans past due 90 days or more	-0-	-0-
Non-performing loans	$-0-	$675
Ratio of non-performing loans to allowance for credit losses	-0-	27.8%

An analysis of the changes in the allowance for credit losses for the three-month periods ended March 31, 2004 and 2003 is as follows:

(Dollars in Thousands)	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Balance, beginning of the year	$2,425	$2,433
Provision charged to operations	-0-	-0-
Losses charged to the allowance	(2)	(52)
Recoveries on loans previously charged off	76	51
Balance, end of period	$2,499	$2,432
Ratio of net credit (recoveries) losses to total average loans	(0.040)%	0.0	%(1)

Percentage allowance for credit losses to total loans	1.36%	1.41%

(1)          At March 31, 2003, the ratio of net credit losses to total average loans was immaterial.

Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

NON-INTEREST INCOME

Non-interest income consists primarily of service charge income and fees, rental income from equipment leased to others, loan placement fees, other miscellaneous income, and gain on sale of assets and investment securities.

As stated above, the continued pressure on net interest margin has resulted in many banks actively pursuing additional income through a variety of non-traditional bank activities.  While the Company has investigated numerous opportunities available, the risks associated with the endeavors has reinforced its strategic plan to stand by its core banking business strategy.

Non-interest income increased $282,000, or 26.6%, to $1,343,000 in the first three months of 2004 from $1,061,000 in the same period of 2003. The major contributors to the change were increases in net realized gain on sales of investment securities, partially offset by a decrease in rental income from equipment leased to others, and loan placement fees.

Service charge income increased $68,000, or 13.7% in the periods under review. Increased fees for deposit accounts and lower earnings credit rates for commercial deposit accounts were contributors to the increase.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  The Company offers the service for the convenience of its customers.  The personnel staffing in this area has remained relatively unchanged in the periods under review.  Loan placement fees decreased $52,000, or 38.5%, in the first quarter of 2004 compared to the first quarter of 2003.   As interest rates remained relatively unchanged, the opportunities for continued growth in this area may continue to decline.  Partially offsetting this income is the expense paid in commission fees which is discussed below.

Rental income from equipment leased to others decreased $183,000 or 82.8% in the first quarter of 2004 compared to the first quarter of 2003.   Offsetting this decrease in income is the decrease in depreciation and provision for allowance for losses on equipment leased to others noted below.  The decrease is mainly the result of the

Company’s decision not to actively pursue new operating lease arrangements.  Equipment leased to others was $-0- at March 31, 2004 compared to $103,000 at March 31, 2003.

Net realized gain on sales of investment securities increased $477,000 in the first quarter of 2004 compared to the first quarter of 2003.  The Company utilized its investment portfolio for interest income protection as interest rates decreased during the past several years.  This strategy resulted in significant market gains in the portfolio.

NON-INTEREST EXPENSES

Total non-interest expenses for the first quarter of 2004 increased by $194,000, or 6.3% compared to the first quarter of 2003.  Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other non-interest expenses.  The major components of the increase were salaries and occupancy expenses, which were partially offset by a decrease in depreciation on equipment leased to others.

Salaries and employee benefits increased $169,000, or 9.7%, in the first quarter of 2004 compared to the first quarter of 2003.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Benefit costs include performance incentives, salary deferral and profit sharing costs, group health insurance, and worker’s compensation insurance.  Also included in the salary expense increase are commissions paid to the personnel employed in the mortgage brokerage area.  These increases were anticipated and correspond to the Company’s overall strategic plan

Occupancy and equipment expense increased $35,000 or 9.9%, in the periods under review, generally due to the depreciation expenses of new branches and remodeling costs.

Depreciation expense and the provision for residual losses on equipment leased to others decreased $99,000, or 72.3%, in the first quarter of 2004 compared to the first quarter of 2003.  This expense was partially offset by income from rentals of equipment leased to others noted above.  In the first quarter of 2003, the Company reversed $50,000 of its reserve for residual losses. As discussed above, the Company has decided not to actively pursue any additional lease purchases and the reserves were no longer required.

Other expenses increased $89,000, or 10.9% in the first quarter of 2004 compared to the first quarter of 2003.   The increase is mainly attributable to increases in education and training, insurance, data processing, and stationery and supplies.  These increases were partially offset by decreases in sundry losses, overdraft protection reserves, and deposit product expenses.  All expenses occurred in the normal course of business.

The following table describes significant components of other non-interest expense as a percentage of average assets (annualized) for the quarters ended March 31, 2004 and 2003.

	Expense March 31, 2004	% Avg. Assets Annualized	Expense March 31, 2003	% Avg. Assets Annualized
Advertising	$88,000	0.11%	$98,000	0.14%
Audit/Accounting	60,000	0.07%	56,000	0.07%
Data/Item Processing	168,000	0.20%	164,000	0.20%
Director fees	50,000	0.06%	47,000	0.06%
Donations	30,000	0.04%	28,000	0.03%
Education/Training	31,000	0.04%	11,000	0.01%
General Insurance	29,000	0.04%	16,000	0.02%
Legal fees	39,000	0.05%	16,000	0.03%
Postage	35,000	0.04%	33,000	0.04%
Stationery Supplies	40,000	0.05%	26,000	0.03%
Telephone	22,000	0.03%	24,000	0.03%

EFFICIENCY RATIO

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio at March 31, 2004 was 76.9% compared to 73.8% at March 31, 2003.  This means that for every dollar of income generated, the cost of that income was 77 cents in the first quarter of 2004 and 74 cents in the same period of 2003.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 61.8% at March 31, 2004 remains lower than the loan to deposit ratios of many of the Company’s peers.

INCOME TAXES

Income tax expense was $593,000 for the first quarter of 2004 compared to $303,000 for the first quarter of 2003.  During the first quarter of 2004 the Company recognized expense to reverse state tax benefits previously recognized in 2002 relating to its REIT.  The total additional expense was $127,000 of which $116,000 was reflected in tax expenses for the first quarter and $11,000 of which was charged to other expense.  The Company’s effective tax rate, excluding the additional REIT tax expense related to 2002, was 33.2% for the first quarter of 2004 compared to 28.0% for the first quarter of 2003.   The Company formed CVCR as a means of generating capital.  Additionally, management, based upon a tax opinion obtained from a nationally recognized accounting firm, believed the Company would be afforded certain favorable tax treatments available to REITS.  In the fourth quarter of 2003, the Company reversed certain previously recognized state tax benefits recorded in the first three quarters of 2003 due to an announcement by the California Franchise Tax Board (“FTB”) which set forth the FTB interpretation of the taxation of REITs.  Though management believed it had taken an appropriate position in its 2002 California tax filing, it recently determined that the Company would take advantage of a voluntary compliance initiative made available under recent California legislation.  Accordingly, the Company will amend its California 2002 tax return adding additional taxable income related to REIT earnings that was previously excluded.  The Company has elected this course of action because it limits its exposure to possible penalties and additional interest while reserving its right to appeal and claim a refund should an interpretation supporting the Company’s initial position be made by the FTB or the state’s courts.

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

The following table illustrates the distribution of the Company’s undisbursed loan commitments at March 31, 2004 and 2003, respectively.

Loan Type (In Thousands)	March 31, 2004	March 31, 2003

Commercial & Industrial	$48,666	$43,500
Real Estate	22,708	21,324
Home Equity Lines of Credit	12,689	8,548
Consumer & Installment	8,844	6,140
Letters of Credit	1,270	1,151
Total	$94,177	$80,663

Commitments generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments are evaluated and extended in the same manner as funded loans.  Credit risk is addressed in “Provision for Credit Losses”.

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

The following table presents the Company’s capital ratios as of March 31, 2004 and December 31, 2003.

	2003		2002
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$26,662	8.1%	$25,595	7.8%
Central Valley Community Bank	$25,436	7.7%	$24,509	7.5%

Minimum requirement for “Well-Capitalized” institution	$16,501	5.0%	$16,314	5.0%
Minimum regulatory requirement	$13,201	4.0%	$13,020	4.0%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$26,662	11.9%	$25,595	11.7%
Central Valley Community Bank	$25,436	11.4%	$24,509	11.2%

Minimum requirement for “Well-Capitalized” institution	$13,414	6.0%	$13,101	6.0%
Minimum regulatory requirement	$8,943	4.0%	$8,713	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$29,161	13.0%	$28,020	12.8%
Central Valley Community Bank	$27,935	12.5%	$26,934	12.3%

Minimum requirement for “Well-Capitalized” institution	$22,356	10.0%	$21,834	10.0%
Minimum regulatory requirement	$17,885	8.0%	$17,426	8.0%

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.

LIQUIDITY MANAGEMENT

The objective of our liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs.  The liquidity position must be managed to allow the Company to meet the needs of its clients while maintaining an appropriate balance between assets and liabilities to maximize the return on investment expectation for its shareholders.  Sources and uses of funds are monitored on a daily basis to maintain an acceptable liquidity position assessing historical information such as seasonal demand, local economic cycles, and the economy in general.  In addition liquidity from core deposits and repayments/maturities of loans and investments, the Company has the ability to sell securities, obtain Federal Home Loan Bank (“FHLB”) advances or purchase overnight Federal Funds.  Additionally, current ratios, management goals, and unique characteristics of the Company are considered.  Management accomplishes these objectives through the selection of asset and liability maturity mixes that it believes will meet the Company’s needs.

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold, available for sale investment securities (less pledged securities) averaged $104,743,000 for the first three months of 2004, or 31.7% of average assets compared to $86,954,000, or 30.4% of average assets for the first three months of 2003.  The ratio of average liquid assets to average demand deposits was 116.5% for the first quarter of 2004 compared to 123.0% for same period of 2003.  These ratios suggest the Company had sufficient liquidity to fund unexpected deposit runoff or support increased loan activity.  The Company’s loan to deposit ratio at March 31, 2004 was 61.8%.

As mentioned above, unpledged investment securities may also provide liquidity through principal paydowns, maturities, or by selling the investment.  At March 31, 2004, $68,265,000 in unpledged securities was available as collateral for borrowing or for sale.  The market value of these unpledged securities was $69,110,000.

The following table reflects the Company’s credit lines, balances outstanding, and collateral pledgings at March 31, 2004 and 2003:

Credit Lines	March 31, 2004	Balance at March 31,2004	March 31, 2003	Balance at March 31,2003
Unsecured Credit Lines (interest rate varies with market)	$9,000,000	$-0-	$8,000,000	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $12,093,000 Market Value of Collateral $12,549,000	$8,000,000	Collateral pledged $12,285,000 Market Value of Collateral $13,276,000	$9,000,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $895,000 Market Value of Collateral $956,000	$-0-	Collateral pledged $3,617,000 Market Value of Collateral $3,700,000	$-0-

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

At March 31, 2004, the Company does not believe that inflation has a material impact on its consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s annual report for the year ended December 31, 2003.

ITEM 3.                                                     CONTROLS AND PROCEDURES

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

PART II                                                   OTHER INFORMATION

 ITEM 2.                                                  CHANGES IN SECURITIES

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity for the Company’s first quarter of 2004 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan

1/1/2004 - 1/31/2004	—	—	—	$500,000
2/1/2004 - 2/29/2004	9,000	$23.60	9,000	$287,600
3/1/2004 - 3/31/2004	—	—	—	$287,600

Total	9,000	$23.60	9,000	$287,600

(1)          The Company approved a stock repurchase program effective January 21, 2004 and ending December 31, 2004 with the intent to purchase shares for an aggregate amount of $500,000.   For the quarter ended March 31, 2004, the Company repurchased 9,000 shares at a cost of $213,000.

(2)          All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

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

(b)          Reports on Form 8-K

On January 15, 2004, the Company filed a Current Report on Form 8-K reporting under Item 7 the issuance of a press release announcing unaudited financial information of the Company and related matters.  The Current Report included as an exhibit, a press release, dated January 15, 2004, containing certain unaudited financial information of the Company and a discussion of changes for the fourth quarter of 2003 and the twelve months ended December 31, 2003, compared to the comparable periods for the preceding year.

On January 26, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5, the issuance of a press release announcing its adoption of a program to effect repurchases of the Company’s common stock.  The Current Report included, as an exhibit, a copy of the press release, dated January 23, 2004.

On February 5, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5, the issuance of a press release announcing a change in Stock Transfer Agents to Registrar & Transfer Company.  The Current Report included, as an exhibit, a copy of the press release, dated February 5, 2004.

On March 4, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5, the issuance of a press release announcing that the Company’s application for the NASDAQ Small-Cap Market had been approved and that the Company would begin trading on the NASDAQ exchange on March 5, 2004 under the ticker symbol of CVCY.  The Current Report included, as an exhibit, a copy of the press release, dated March 4, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: May 14, 2004	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 14, 2004	By:	/s/G. Graham
G. Graham, Chief Financial Officer