Form 10QSB
period 2004-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2004-08-05
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30 , 2004

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

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 26, 2004: 2,626,027 shares

Transitional Small Business Disclosure Format (check one)

Yes  ☐     No  ☒

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Consolidated Balance Sheets (unaudited) at June 30, 2004 and (audited) December 31, 2003
Consolidated Statements of Income (unaudited) for the Three Month Periods ended June 30, 2004 and 2003 and the Six Month Periods ended June 30, 2004 and 2003.
Consolidated Statements of Changes in Shareholders’ Equity (unaudited) for the Six Month Periods ended June 30, 2004 and 2003.
Consolidated Statements of Cash Flows (unaudited) for the Six Month Periods ended June 30, 2004 and 2003.
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
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(In Thousands Except Share Amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$25,053	$24,375
Interest bearing deposits with other banks	2,868	500
Federal funds sold	17,007	10,956
Available-for-sale investment securities (Book value of $96,818 at June 30, 2004 and $94,192 at December 31, 2003)	96,520	95,844
Loans, less allowance for credit losses of $2,532 at June 30, 2004 and $2,425 at December 31, 2003	195,673	183,849
Bank premises and equipment, net	2,897	2,985
Accrued interest receivable and other assets	10,847	9,421

Total assets	$350,865	$327,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$99,372	$96,945
Interest bearing	214,381	193,620
Total deposits	313,753	290,565

Short-term borrowings	3,000	7,000
Long-term borrowings	4,000	—
Accrued interest payable and other liabilities	3,087	3,645

Total liabilities	323,840	301,210

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,625,877 and 2,598,927 shares issued and outstanding at June 30, 2004 and December 31, 2003	6,304	6,096
Retained earnings	20,924	19,501
Accumulated other comprehensive (loss) income, net of tax	(203)	1,123
Total shareholders’ equity	27,025	26,720

Total liabilities and shareholders’ equity	$350,865	$327,930

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Unaudited)	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$3,076	$3,109	$6,137	$5,968
Interest on Federal funds sold	22	59	56	109
Interest and dividends on investment securities:
Taxable	614	552	1,171	1,162
Exempt from Federal income taxes	209	183	416	359
Interest on deposits with other banks	8	3	10	6
Total interest income	3,929	3,906	7,790	7,604
INTEREST EXPENSE:
Interest on deposits	421	527	853	1,067
Other	43	73	107	148
Total interest expense	464	600	960	1,215
Net interest income before provision for credit losses	3,465	3,306	6,830	6,389
PROVISION FOR CREDIT LOSSES	—	—	—	—
Net interest income after provision for credit losses	3,465	3,306	6,830	6,389
NON-INTEREST INCOME:
Service charges	604	527	1,169	1,024
Rentals from equipment leased to others	—	138	38	359
Loan placement fees	93	136	176	271
Net realized gain on sales of investment securities	6	—	483	—
Other income	197	223	377	431
Total non-interest income	900	1,024	2,243	2,085
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,833	1,823	3,753	3,574
Occupancy and equipment	397	408	784	760
Depreciation and provision for losses on equipment leased to others	—	92	38	229
Other expense	872	877	1,781	1,697
Total non-interest expenses	3,102	3,200	6,356	6,260
Income before income taxes	1,263	1,130	2,717	2,214
INCOME TAX EXPENSE	438	308	1,031	611
Net income	$825	$822	$1,686	$1,603

Basic earnings per share	$0.31	$0.32	$0.64	$0.62
Diluted earnings per share	$0.29	$0.29	$0.58	$0.57

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

(In Thousands Except Share and Per Share Amounts)

(Unaudited)	Stock	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

Balance, January 1, 2003	2,573,242	$5,854	$16,387	$1,858	$24,099
Comprehensive income
Net income			1,603		1,603	$1,603
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investment securities				160	160	160
Total comprehensive income						$1,763
Cash dividend - $0.10 per share			(258)		(258)
Stock options exercised and related tax benefit of $61	13,850	112			112
Repurchase and retirement of common stock	(5,463)	(81)			(81)

Balance, June 30, 2003	2,581,629	$5,885	$17,732	$2,018	$25,635

Balance, January 1, 2004	2,598,927	$6,096	$19,501	$1,123	$26,720
Comprehensive income
Net income			1,686		1,686	$1,686
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities				(1,326)	(1,326)	(1,326)
Total comprehensive income						$360
Cash dividend - $0.10 per share			(263)		(263)
Stock options exercised and related tax benefit of $136	35,950	421			421
Repurchase and retirement of common stock	(9,000)	(213)			(213)

Balance, June 30, 2004	2,625,877	$6,304	$20,924	$(203)	$27,025

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands)

(Unaudited)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,686	$1,603
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for residual losses on equipment leased to others	—	(50)
Depreciation, amortization and accretion, net	1,194	1,239
Net realized gains on sales of available-for-sale investment securities	(483)	—
Loss on sale of equipment	—	10
Net increase in deferred loan fees	14	104
Net decrease in accrued interest receivable and other assets	83	50
Increase in cash surrender value of life insurance	(106)	(142)
Net decrease in accrued interest payable and other liabilities	(423)	(307)
Net cash provided by operating activities	1,965	2,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(22,756)	(32,799)
Proceeds from sales or calls of available-for-sale investment securities	4,774	725
Proceeds from maturity of available-for-sale investment securities	—	1,230
Proceeds from principal repayments of available for sale investment securities	15,073	13,758
Net increase in interest bearing deposits in other banks	(2,368)	—
Net (increase) decrease in Federal Home Loan Bank Stock	(818)	99
Net increase in loans	(11,838)	(15,439)
Purchases of premises and equipment	(301)	(278)
Net cash used in investing activities	(18,234)	(32,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	25,589	25,352
Net (decrease) increase in time deposits	(2,401)	3,326
Proceeds from borrowings from Federal Home Loan Bank	6,000	—
Repayments to Federal Home Loan Bank	(6,000)	(1,000)
Cash paid for dividends	(263)	(258)
Share repurchase and retirement	(213)	(81)
Proceeds from exercise of stock options	286	113
Net cash provided by financing activities	22,998	27,452

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,729	(2,844)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,331	36,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,060	$33,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:

Interest expense	$1,059	$1,239
Income taxes	$1,010	$700

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(1,950)	$236

Non-Cash Financing Activities:
Tax benefit from stock options exercised	$135	$—

See notes to unaudited consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2004 and December 31, 2003; the results of its operations for the three month periods ended June 30, 2004 and 2003, and the six month periods ended June 30, 2004 and 2003, and changes in its shareholders’ equity and its cash flows for the six-month periods ended June 30, 2004 and 2003 have been included.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

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

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net earnings as reported	$825,000	$822,000	$1,686,000	$1,603,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	67,000	50,000	116,000	97,000

Pro forma net income	$758,000	$772,000	$1,573,000	$1,506,000

Basic earnings per share - as reported	$0.31	$0.32	$0.64	$0.62
Basic earnings per share - pro forma	$0.29	$0.30	$0.60	$0.59

Diluted earnings per share - as reported	$0.29	$0.29	$0.58	$0.57
Diluted earnings per share - pro forma	$0.26	$0.28	$0.54	$0.55

Note 3.  EARNINGS PER SHARE (EPS)

	For Quarters Ended June 30,
EARNINGS PER SHARE (Unaudited)	2004	2003
Basic earnings per share	$0.31	$0.32
Diluted earnings per share	$0.29	$0.29

	For Six Months Ended June 30,
EARNINGS PER SHARE (Unaudited)	2004	2003
Basic earnings per share	$0.64	$0.62
Diluted earnings per share	$0.58	$0.57

Weighted Average Number of Shares Outstanding

	For Quarter Ended June 30, 2004	For Quarter Ended June 30, 2003
Basic Shares	2,625,877	2,576,886
Diluted Shares	2,922,566	2,807,785

	For Six Months Ended June 30, 2004	For Six Months Ended June 30, 2003
Basic Shares	2,625,844	2,574,520
Diluted Shares	2,922,814	2,795,220

Note 4.  COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive (loss) income for the three-month periods ended June 30, 2004 and 2003 was ($773,000) and $1,099,000, respectively.  Total comprehensive income for the six-month periods ended June 30, 2004 and 2003 was $360,000 and $1,763,000, respectively.

Note 5.  SUBSEQUENT EVENT

On July 19, 2004, the Company signed a definitive agreement with Bank of Madera County to merge their banking offices into the Bank.  Bank of Madera County is a two branch state chartered bank formed in 1999, currently with $61,852,000 in total assets.  According to the merger agreement, Bank of Madera County shareholders will receive $12,400,000 in cash and stock, representing $6,200,000 in cash and 261,053 in shares of Central Valley Community Bancorp common stock based on the current market value of the Company’s stock.  The two branches of Bank of Madera County Bank, located in Oakhurst and Madera, California, will become branches of Central Valley Community Bank.

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

INTRODUCTION:

Central Valley Community Bancorp (NASDAQ: CVCY) (the “Company”) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves. The Company is subject to the supervision of the Federal Reserve under the Bank Holding Company Act.  The Company currently has one bank subsidiary, Central Valley Community Bank (the “Bank”).  The Bank remains subject to the supervision of the California Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”).   The Company’s market area includes the entire central valley area from Sacramento, California to Bakersfield, California.

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

On July 19, 2004, the Company signed a definitive agreement with Bank of Madera County to merge their banking offices into the Bank.  Bank of Madera County is a two branch state chartered bank formed in 1999, currently with $61,852,000 in total assets.  According to the merger agreement, Bank of Madera County shareholders will receive $12,400,000 in cash and stock, representing $6,200,000 in cash and 261,053 in shares of Central Valley Community Bancorp common stock based on the current market value of the Company’s stock.  The two branches of Bank of Madera County, located in Oakhurst and Madera, California, will become branches of Central Valley Community Bank. The Company filed a Form 8-K Current Report on July 19, 2004 reporting the execution of the definitive agreement.

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

OVERVIEW

For the six month period ended June 30, 2004, the Company reported net income of $1,686,000 or $0.58 diluted earnings per share compared to $1,603,000 or $0.57 diluted earnings per share in the first half of 2003.   Net interest income increased $441,000 in the periods under review, primarily as the result of increased volumes in earning assets combined with decreases in the cost of interest-bearing liabilities.  Also contributing to the increase in net income was $483,000 in gains on sale of investments in the first half of 2004.  These increases were partially offset by reductions of $321,000 in rental income from equipment leased to others and $95,000 in loan placement fees.  As discussed further below, the Company’s net interest margin was challenged in this rates unchanged environment.  Net interest margin on a fully tax equivalent basis for the first six months of 2004 was 4.73% compared to 5.01% for the same period in 2003 partially reflecting a 25 basis point reduction in interest rates on June 30, 2003.

Average earning assets for the first half of 2004 were $298,138,000 compared to $262,428,000 for the same period of 2003.  The major contributor to the 13.6% increase in average earning assets was the 11.2% increase in average loans and a 30.1% increase in average investment securities which were the result of the 15.5% growth in deposits.  Loan and deposit growths are discussed in more detail below.

Average assets increased 14.5% in the periods under review.  Return on average assets (ROA) and return on average equity (ROE) for the three and six month periods ended June 30, 2004 and June 30, 2003 are reflected in the following table.

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
ROA	0.97%	1.10%
ROE	12.25%	12.90%

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
ROA	1.01%	1.10%
ROE	12.33%	12.80%

Similar to most of the banking industry, the Company’s net interest margin was challenged by the impact of twelve consecutive decreases in the Federal funds interest rate by the Federal Open Market Committee (“FOMC”) in the past four years. While the Company’s average loan volume increased 11.2% for the first half of 2004, interest income from loans only increased $169,000. Average interest bearing liabilities increased 10.8% and interest expense decreased $255,000. Managing the decrease in loan yields affected by the interest rate movements and increased competition, and controlling the effective rates paid on deposits continued to challenge the Company’s net interest margin. The Company is asset-sensitive and is positioned well for anticipated rate increases. For additional information, please see Market Risk for further discussion of the Bank’s interest rate position.

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

The Company offers Small Business Administration (SBA) loans, and agricultural lending, as well. For the fourth consecutive year, Central Valley Community Bank has been honored as the number one SBA 504 lender in Fresno, Kings and Madera counties. At June 30, 2004 and 2003, SBA 504 loans were $13,901,000 and $6,015,000, respectively.

Agricultural loans increased 33.8% in the second quarter of 2004 compared to the same period of 2003. Agricultural loans were 5.6% of total loans at June 30, 2004 compared to 4.8% at June 30, 2003.  The Company has several experienced and seasoned agricultural lending officers who provide expertise to agricultural lending.

As of June 30, 2004, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 29.0% and 62.3% of gross total loans, respectively.  These concentrations are within the Company strategic plan and are the main focus of its business.  Commercial and real estate related loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly tied to the borrowers ability to repay from business cashflow.  Similar concentrations existed as of December 31, 2003 with commercial and real estate-related loans representing 29.7% and 61.7% of total loans, respectively.

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

The composition of the loan portfolio at June 30, 2004,  December 31, 2003 and June 30, 2003 is summarized in the table below.

Loan Type (Dollars in Thousands)	June 30, 2004	% of Total loans	December 31, 2003	% of Total loans	June 30, 2003	% of Total loans

Commercial & Industrial	$57,674	29.0%	$55,826	29.9%	$51,923	29.7%
Real Estate	77,918	39.2%	77,468	41.5%	75,091	43.0%
Real Estate - construction, land development and other land loans	29,688	14.9%	25,232	13.5%	25,229	14.5%
Home Equity Lines of Credit	16,274	8.2%	12,565	6.7%	8,534	4.9%
Consumer & Installment	6,118	3.1%	5,117	2.7%	5,437	3.1%
Agricultural	11,195	5.6%	10,714	5.7%	8,367	4.8%

	198,867	100.0%	186,922	100.0%	174,581	100.0%
Deferred loan fees, net	(662)		(648)		(592)
Total loans	$198,205		$186,274		$173,989

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

The Company offers a variety of deposit products having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market, prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.   Based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.  During the second quarter of 2004, the Bank began participating in Certificate of Deposit Account Registry Services (CDARS) and has $365,000 in brokered deposits.  CDARS is a program that enables the Bank to place large deposits into certificates of deposits issued by multiple banks which ensure eligibility for full FDIC insurance.

Management’s Assets and Liability Committee (ALCO) meets regularly to discuss economic conditions, competition, community needs, and set competitive rates and fees.

(Dollars in Thousands)	June 30, 2004	%of Total Deposits	Effective Rate	December 31, 2003	%of Total Deposits	Effective Rate	June 30, 2003	%of Total Deposits	Effective Rate

NOW Accounts	$48,901	15.6%	0.10%	$44,547	15.3%	0.12%	$39,659	14.4%	0.13%
MMDA Accounts	88,140	28.1%	0.74%	71,382	24.6%	0.91%	77,438	28.2%	1.06%
Time Deposits	58,402	18.6%	1.68%	60,803	20.9%	2.02%	60,644	22.0%	2.13%
Savings Deposits	18,938	6.0%	0.49%	16,888	5.8%	0.42%	14,910	5.4%	0.49%
Total Interest-bearing	214,381	68.3%	0.83%	193,620	66.6%	1.05%	192,651	70.0%	1.16%
Non-interest Bearing	99,372	31.7%		96,945	33.4%		82,365	30.0%
Total Deposits	$313,753	100.0%		$290,565	100.0%		$275,016	100.0%

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

QUARTERLY AVERAGE BALANCES

The following table sets forth average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the three month periods ended June 30, 2004 and 2003.  The average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by average interest earning assets and computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Unaudited) (Dollars In Thousands)

	FOR THE QUARTER ENDED JUNE 30, 2004			FOR THE QUARTER ENDED JUNE 30, 2003
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$2,183	$8	1.47%	$500	$3	2.40%
Securities
Taxable securities	81,624	614	3.01%	59,673	552	3.70%
Non-taxable securities (1)	18,704	317	6.77%	14,672	277	7.56%
Total investment securities	100,328	931	3.71%	74,345	829	4.46%
Federal funds sold	9,135	22	0.96%	20,464	59	1.15%
Total securities	109,463	953	3.48%	94,809	888	3.75%
Loans (2)	191,602	3,076	6.42%	173,193	3,109	7.18%
Total interest-earning assets	303,248	4,037	5.32%	268,502	4,000	5.96%
Allowance for credit losses	(2,518)			(2,405)
Non-accrual loans	0			626
Cash and due from banks	24,008			17,154
Premises	2,857			2,993
Other non-earning assets	11,621			12,616
Total average assets	$339,216	$4,037		$299,486	$4,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$65,650	$28	0.17%	55,448	$30	0.22%
Money market accounts	84,230	154	0.73%	71,127	179	1.01%
Time certificates of deposit, under $100,000	32,474	125	1.54%	35,743	185	2.07%
Time certificates of deposit, $100,000 and over	25,589	114	1.78%	25,305	133	2.10%
Total interest-bearing deposits	207,943	421	0.81%	187,623	527	1.12%
Other borrowed funds	7,154	43	2.40%	8,396	73	3.48%
Federal funds purchased	8	—	—	—	—	—
Total interest-bearing liabilities	215,105	464	0.86%	196,019	600	1.22%
Non-interest bearing demand deposits	93,683			75,088
Other liabilities	3,494			2,892
Shareholders’ equity	26,934			25,487
Total average liabilities and shareholders’ equity	$339,216	$464		$299,486	$600
Interest income and rate earned on average earning assets		$4,037	5.32%		$4,000	5.96%
Interest expense and interest cost related to average interest-bearing liabilities		464	0.86%		600	1.22%

Net interest income and net interest margin		$3,573	4.71%		$3,400	5.07%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $108 and $94 in 2004 and 2003, respectively.

(2)  Loan fees totaling $169 and $187 for the three month periods ended June 30, 2004 and 2003, respectively, are included in loan interest income.

The Company’s net interest margin, on a fully tax equivalent basis, decreased 36 basis points in the second quarter of 2004 compared to the same period of 2003.  The net interest margin, on a fully tax equivalent basis, for the second quarter of 2004 was 4.71% compared to 5.07% for the same period of 2003.  The decrease can be partially attributed to the declining interest rate environment and the fact that assets generally reprice more quickly than liabilities.

Decreases in the effective yield of investments partially reflects the effect of premium amortization as significant principal paydowns on mortgage backed securities were experienced in the second half of 2003 and reinvested in lower earning securities. The 76 basis point decrease in the effective yield on loans partially reflected the West Coast prime rate decrease of 25 basis points on June 30, 2003 from 4.25% to 4.00%.  Increased competition from regional and major financial institutions and the limited loan demand has challenged the Company’s loan pricing. Additional impact to the loan yield was the Company’s reassessment of its loan costs , which decreased the amount of loan fees amortized over the life of the loan. (Refer to Non-Interest Expenses, Salaries below.)

The effective rate paid on interest bearing liabilities for the second quarter of 2004 was 0.86% compared to 1.22% for the same period in 2003.  The change partially reflects the Federal funds rate decrease of 25 basis points in June 2003.  Refer to “Schedule of Average Balances and Average Yields and Rates”.  The Company monitored its deposit activity as customers sought alternative avenues to increase yields on their investments notwithstanding that they accepted higher risks than those associated with traditional products offered by financial institutions.  The Company’s deposit volume increase was primarily in non-interest bearing deposits and money market accounts.  Average time certificates of deposits declined $2,985,000 in the periods under review. (Refer to Schedule of Average Balances and Average Yields and Rates.)

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased 24.8% in the second quarter of 2004 compared to the second quarter of 2003.  New business relationships as well as expanding existing relationships were the major contributors to this increase.

Total average deposits increased 14.8% in the second quarter of 2004 compared to the same period of 2003.  Growth was reflected in most areas of deposits except time certificates of deposits and is discussed in more detail below.

Results of Operations For the Second Quarter of 2004 Compared to the Second Quarter of 2003

Net income for the second quarter of 2004 increased $3,000 as compared to the second quarter of 2003.  Contributors to the increase were the 4.8% increase in net interest income and a 3.1% decrease in non-interest expense, which were mostly offset by an 12.1% decrease in non-interest income and a 42.2% increase in income tax expense.  The decrease in non-interest expense can be mainly attributed to the decrease in depreciation on equipment leased to others.  The decrease in non-interest income was mainly attributable to the decrease in loan placement fees and rentals from equipment leased to others.  The increase in income tax expense was related to the REIT. (Refer to Results of Operations for the First Half of 2004 Compared to the First Half of 2003, Income Tax below.)

INTEREST AND FEE INCOME FROM LOANS

Interest and fee income from loans decreased 1.1%, or $33,000, in the second quarter of 2004 compared to the second quarter of 2003 even though average total loan volumes increased  $17,783,000 in the periods under review.

The 10.2% increase in average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  The current low rate environment has offered opportunities for small businesses to make capital improvements. Additionally, the increase in agricultural loans is near its seasonal high.  However, increased competition from major, regional, and other community banks continue to challenge pricing on new relationships as well as repricing of existing relationships which effect the Company’s net interest margin.  No assurances can be given that this level of loan growth will continue.  Refer to Provision for Credit Losses below for discussion regarding risk and risk assessments of loans.

The Company purchases loans from other financial institutions and brokers when appropriate.  At June 30, 2004, the Company had $24,551,000 in purchased loans compared to $26,069,000 at June 30, 2003

The effective yield on loans for the three months ended June 30, 2004 was 6.42% compared to 7.18% for the three months ended June 20, 2003, a 76 basis point decrease.  A 25 basis point reduction in prime rate on June 30, 2003 is partially attributable to the decrease.  Additionally, in  2004, the Company reassessed costs associated with originating loans which resulted in an increase in origination costs deferred. Loan origination costs represent the Bank’s expense to get a loan through approval to boarding and is an offset to salary expense.  The effect was a reduction in the amount of loan fees that are amortized over the life of the loan, a reduction in yield on loans, and an increase in the loan origination costs that offset salary expenses.  (Refer to Salary Expenses below.)

The Company’s loan to deposit ratio at June 30, 2004 was 63.2% compared to 63.3% at June 30, 2003.

NON-ACCRUAL LOANS

A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At June 30, 2004, the Company had no non-accrual loans compared to $426,000 at June 30, 2003.  Average non-accrual loans for the second quarter of 2004 was $-0- compared to $626,000 for the second quarter of 2003.

A summary of non-accrual, restructured, and past due loans at June 30, 2004, December 31, 2003 and June 30, 2003 is set forth below. The Company had no restructured loans or loans past due more than 90 days at June 30, 2004, December 31, 2003  and June 30, 2003. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Non-accrual Loans
Commercial & industrial loans	$—0—	$420	$52
SBA Loans	—0—	214	374
Total non-accrual	—0—	634	426
Accruing loans past due 90 days or more	—0—	—0—	—0—
Restructured loans	—0—	—0—	—0—
Total non-performing loans	$—0—	$634	$426
Non-accrual loans to total loans	0.0%	0.3%	0.3%
Loans considered to be impaired	$—0—	$634	$426

Related allowance for credit losses on impaired loans	$—0—	$198	$13

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

Income from investments (which includes Federal funds sold, interest and dividends on investment securities, and interest on deposits with other banks) was $853,000 for the second quarter of 2004 compared to $797,000 for the second quarter of 2003, a 7.0% increase.  The increase in income can be mainly attributable to the increase in volume of investment securities.  Average total investments (including Federal funds sold and interest bearing deposits with other banks) increased $16,337,000 or 17.1%. Refer to “Results of Operations for the First Half of 2004 Compared to the First Half of 2003” for further discussion on securities investments.

INTEREST EXPENSE FROM DEPOSITS

Total interest expense in the second quarter of 2004 was $464,000 compared to $600,000 in the second quarter of 2003.  This $136,000, or 22.7%, decrease in interest expense occurred notwithstanding a 10.8% growth in average interest bearing deposits in the second quarter of 2004 compared to the same period of 2003.  The decrease in interest expense can be partially attributed to the 25 basis point decrease in Federal funds interest rates in June 2003 as well as prudent management of loan and deposit interest rates by the Management ALCO.

Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts, however in this long period of rates unchanged, the increased competition from regional, major, and community financial institutions moving into the market areas of the Company have resulted in rate changes which have not followed this typical lag.  Average interest-bearing liabilities for the second quarter of 2004 were $215,105,000 compared to $196,019,000 for the second quarter of 2003, or a $19,086,000 increase.  The effective rate for interest bearing liabilities was 0.86% for the second quarter of 2004 compared to 1.22% for the second quarter of 2003, a 36 basis point decrease.  This change in the effective rate also reflects depositors moving into shorter term deposit products in anticipation of rate increases.

INTEREST EXPENSE FROM OTHER LIABILITIES

Interest expense on other liabilities was $43,000 for the second quarter of 2004 compared to $73,000 for the second quarter of 2003.  Other liabilities consist of advances from the Federal Home Loan Bank (FHLB) which was $7,000,000 at June 30, 2004 compared to $8,000,000 at June 30, 2003. (Refer to Liquidity for further discussion of advances on FHLB advances.)

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES

Net interest income before provision for credit losses in the second quarter of 2004 was $3,465,000 compared to $3,306,000 in the second quarter of 2003, an increase of $159,000, or 4.8%.

PROVISION FOR CREDIT LOSSES

The Company made no additions to the allowance for credit losses in the second quarters of 2004 and 2003, due mainly to improvements in the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years.   The net charge-off ratio declined to 0.005% for 2003 compared to 0.031% for 2002 and 0.209% for 2001.

An analysis of the changes in the allowance for credit losses for the three-month periods ended June 30, 2004 and 2003 is as follows:

(Dollars in Thousands)	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Balance, beginning of the quarter	$2,499	$2,432
Provision charged to operations	-0-	-0-
Losses charged to the allowance	(2)	(116)
Recoveries on loans previously charged off	35	45
Balance, end of period	$2,532	$2,361
Ratio of net credit (losses) recoveries to quarterly average loans outstanding	0.02%	(0.04)%
Ration of non-performing loans to allowance for credit losses	0.0%	18.0%
Allowance for credit losses to total loans	1.28%	1.36%

For further discussion on provision for credit losses, refer to “Results of Operations for the First Half of 2004 Compared to the First Half of 2003”.

Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs that are in excess of the allowance in any given period.

NON-INTEREST INCOME

Non-interest income consists primarily of service charge income and fees, rental income from equipment leased to others, loan placement fees, other miscellaneous income, and gain on sale of assets and investment securities.

Non-interest income decreased $124,000, or 12.1%, to $900,000 in the second quarter of 2004 from $1,024,000 in the same period of 2003. The major contributors to the change were decreases in rentals from equipment leased to others and loan placement fees which were partially offset by an increases in service charges.

Service charge income increased $77,000, or 14.6% in the periods under review. Increased fees for deposit accounts and lower earnings credit rates for commercial deposit accounts were contributors to the increase.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  The Company offers the service for the convenience of its customers.  The personnel staffing in this area has remained relatively unchanged in the periods under review.  (Salary expense related to this income is reflected in commissions in Salaries and Benefits Expenses discussed below.)  Loan placement fees decreased $43,000, or 31.6%, in the second quarter of 2004 compared to the second quarter of 2003.   As interest rates remained relatively unchanged or begin to increase, the opportunities for continued growth in this area may continue to decline.

 Rental income from equipment leased to others decreased $138,000 in the second quarter of 2004 compared to the second quarter of 2003.   Offsetting this decrease in income is the decrease in depreciation on equipment leased to others noted below.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

NON-INTEREST EXPENSES

Total non-interest expenses for the second quarter of 2004 decreased by $98,000, or 3.1% compared to the second quarter of 2003.  Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other non-interest expenses.  The major components of the decrease were a decrease in depreciation on equipment leased to others and occupancy and equipment expenses.

Salaries and employee benefits increased $10,000, or 0.6%, in the second quarter of 2004 compared to the second quarter of 2003.  The increase can be mainly attributed to general salary and benefit increases that enable the Company to manage recent and projected growth and retain qualified personnel. As discussed in Interest and Fee Income from Loans, the amount of costs deferred associated with loan originations increased in 2004.  Salary expenses before adjustment for origination costs were $1,949,000 for the second quarter of 2004 compared to $1,873,000 for the same period of 2003, a $76,000 increase.

 Depreciation expense and the provision for residual losses on equipment leased to others decreased $92,000, in the second quarter of 2004 compared to the second quarter of 2003.  The equipment is now fully depreciated.  As discussed above, the Company has decided not to actively pursue any additional lease purchases.

Other expenses decreased $5,000, or 0.6% in the second quarter of 2004 compared to the second quarter of 2003.   The decrease is mainly attributable to reductions in provisions for overdrafts.  This provision was established for estimated charge-offs for the Bank’s Overdraft Protection Plan deposit product.  Anticipated losses have been less than estimated and no additional provisions were taken in the second quarter of 2004.

The following table describes significant components of other non-interest expense as a percentage of average assets (annualized) for the quarters ended June 30, 2004 and 2003.

	Expense June 30, 2004	% Avg. Assets Annualized	Expense June 30, 2003	% Avg. Assets Annualized
Advertising	$81,000	0.10%	$99,000	0.13%
Audit/Accounting	60,000	0.07%	72,000	0.10%
Data/Item Processing	172,000	0.20%	174,000	0.23%
Director fees	52,000	0.06%	46,000	0.06%
Donations	16,000	0.02%	19,000	0.03%
Education/Training	5,000	0.01%	20,000	0.03%
General Insurance	28,000	0.03%	26,000	0.03%
Legal fees	27,000	0.03%	23,000	0.03%
Postage	36,000	0.04%	31,000	0.04%
Stationery Supplies	41,000	0.05%	44,000	0.06%
Telephone	29,000	0.03%	23,000	0.03%
Travel Expense	16,000	0.02%	13,000	0.02%
Operating Losses	23,000	0.03%	8,000	0.01%

INCOME TAXES

Income tax expense for the second quarter of 2004 was $438,000 compared to $308,000 for the same period of 2003.  The Company’s effective tax rate for the second quarter of 2004 was 34.7% compared to 27.3% for the second quarter of 2003. The increase in income tax expense is mainly due to benefits of the REIT taken in 2003. (Refer to Results of Operations for the First Half of 2004 Compared to the First Half of 2003, Income Taxes, for further discussion of the REIT.)

YEAR TO DATE AVERAGE BALANCES

The following table sets forth year to date average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yield earned or rates paid thereon for the first half of 2004 and 2003.  The year to date average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing annualized net interest income by year to date average interest earning assets and not computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE SIX MONTHS ENDED JUNE 30, 2004			FOR THE SIX MONTHS ENDED JUNE 30, 2003
	Average	Interest	Yield/	Average	Interest	Yield/
(Unaudited)	Balance	Income	Rate	Balance	Income	Rate
ASSETS
Interest-earning deposits in other banks	$1,341	$10	1.49%	$500	$6	2.40%
Securities
Taxable securities	79,071	1,171	2.96%	60,514	1,162	3.84%
Non-taxable securities (1)	18,634	630	6.77%	14,600	544	7.45%
Total investment securities	97,705	1,801	3.69%	75,114	1,706	4.54%
Federal funds sold	11,811	56	0.95%	18,930	109	1.15%
Total securities	110,857	1,867	3.37%	94,544	1,821	3.85%
Loans	187,281	6,137	6.55%	167,884	5,968	7.11%
Total interest-earning assets	298,138	8,004	5.37%	262,428	7,789	5.94%
Allowance for credit losses	(2,484)			(2,417)
Non-accrual loans	0			576
Cash and due from banks	24,454			16,984
Premises	2,910			3,102
Other non-earning assets	11,601			11,696
Total average assets	$334,619	$8,004		$292,369	$7,789
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$63,964	$55	0.17%	$55,566	$64	0.23%
Money market accounts	81,906	304	0.74%	67,937	361	1.06%
Time certificates of deposit, under $100,000	33,132	268	1.62%	35,911	379	2.11%
Time certificates of deposit, $100,000 and over	25,550	226	1.77%	24,305	263	2.16%
Total interest-bearing deposits	204,552	853	0.83%	183,719	1,067	1.16%
Other borrowed funds	7,846	107	2.73%	8,000	148	3.70%
Federal funds purchased	4	—	—	—	—	—
Total interest-bearing liabilities	212,402	960	0.90%	191,719	1,215	1.27%
Non-interest bearing demand deposits	91,806			72,909
Other liabilities	3,061			2,695
Shareholders’ equity	27,350			25,046
Total average liabilities and shareholders’ equity	$334,619	$960		$292,369	$1,215

Interest income and rate earned on average earning assets		$8,004	5.37%		$7,789	5.94%
Interest expense and interest cost related to average interest-bearing liabilities		960	0.90%		1,215	1.27%

Net interest income and net interest margin		$7,044	4.73%		$6,574	5.01%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $214 and $185 in 2004 and 2003, respectively.

(2)  Loan fees totaling $367 and $361 for the six month periods ended June 30, 2004 and 2003, respectively, are included in loan interest income.

Results of Operations for the First Half of 2004 Compared to the First Half of 2003

Net income for the first half of 2004 was $1,686,000 compared to $1,603,000 for the first half of 2003, a 5.2% increase.  The increase was mainly due to a $441,000 increase in net interest income and a $158,000 increase in non-interest income which were partially offset by the $96,000 increase in non-interest expense, and a $420,000 increase in income tax expense.  The increase in net interest income is mainly attributable to increased volume of average earning assets in the periods under review.  The increase in non-interest income is mainly due to the increase in gain on sale of securities. The major contributor to the increase in non-interest expense was salary and benefit expense and the increase to income tax can be attributed to the affect of the REIT described in Income Taxes.

INTEREST AND FEE INCOME FROM LOANS

Interest income and fees from loans increased 2.8% in the first half of 2004 compared to the first half of 2003 even though average total loans increased 11.2% in the period under review.  The competition in loan pricing from major and regional banks that have located in the Fresno/Clovis market in the past 2 years has been a significant challenge to the Bank’s net interest margin.  The effective yield on loans for the first six months of 2004 was 6.55% compared to 7.11% for the first six months of 2003, a 56 basis point decrease.  The 56 basis point decrease partially reflects the 25 basis point reduction in the prime rate on June 30, 2003.

Average loan volume for the first six months of 2004 was $187,281, 000 compared to $168,460,000 for the first six months of 2003, a $18,821,000 increase.  At June 30, 2004, approximately 70.1% of the Bank’s loans will reprice immediately which may position the Company for increased interest income in the event of rising rates.  Due to the announced increase in the Federal Funds rate on June 30, 2004, the Company’s prime rate was increased 25 basis points to 4.25% on June 30, 2004.  The Company realized an immediate monthly loan interest income increase of approximately $21,000 which may reflect an additional $126,000 in loan interest income for the remainder of 2004 (Based on current average total loan volumes).  The West Coast Wall Street prime rate did not increase until July 1, 2004 affecting the timing of the Company’s SBA loans which will reprice based on the prime rate at October 30, 2004.

INTEREST INCOME FROM INVESTMENTS

The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, mutual funds, and corporate debt instruments.

Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks increased 1.0% in the first half of 2004 compared to the same period of 2003, mainly due to a 17.3% increase in total investment securities volumes.  Interest income from investment securities is a significant contributor to income and represents 21.2% of total interest income.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At June 30, 2004, the Company held $50,753,000, or 52.4% of the total investment portfolio, in MBS and CMOs with an average yield of 2.88% compared to $56,545,000 at June 30, 2003, or 61.8% of the total investment portfolio, with an average yield of 3.56%.  Historical low mortgage rates in the past two years have created numerous refinancing opportunities for homeowners.   As interest rates decreased, principal paydowns on MBS and CMOs increased as borrowers refinanced to take advantage of the lower rates. Principal paydowns on CMOs and MBS effect the yield on the investments.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.  Additionally, the increased cashflows from principal prepayments created accelerated premium amortization which negatively affected yield and income.  Even before the Federal Funds rate was increased on June 30, 2004 by 25 basis points, average 30 year fixed mortgage rates had begun to increase from 5.74% at December 31, 2003 to 6.25% at June 30, 2004.  This rise in rates has slowed the prepayments on the MBS and CMOs which is reflected in the increase in interest income on CMOs and MBS.

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

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  The Company recognized the market rate risk of the investment portfolio in an increasing rate environment.  At June 30, 2004, the book value of the investment portfolio was $96,818,000, and the market value was $96,520,000, for an unrealized loss of $298,000.  At June 30, 2004, the Company’s market risk related to its investment portfolio was higher in an increasing rate environment versus a declining rate environment.  At June 30, 2004 an immediate rate increase of 200 basis points would result in an additional estimated decrease in the market value of the Company’s investment portfolio by approximately $5,374,000.  Conversely, with an immediate rate decrease of 100 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $2,570,000 at June 30, 2004.

The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past 3 years which were in 25 and 50 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

The amortized cost and estimated market value of available-for-sale investment securities at June 30, 2004 and June 30, 2003 consisted of the following:

June 30, 2004 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$21,591	$123	$(513)	$21,201
Obligations of states and political subdivisions	18,718	432	(545)	18,605
U.S. Government agencies collateralized by mortgage obligations	50,753	613	(408)	50,958
Other securities	5,756	—	—	5,756

	$96,818	$1,168	$(1,466)	$96,520

June 30, 2003 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$9,873	$1,148	$-0-	$11,021
Obligations of states and political subdivisions	17,289	1,237	(49)	18,477
U.S. Government agencies collateralized by mortgage obligations	56,545	758	(268)	57,035
Corporate bonds	977	142	—	1,119
Other securities	6,780	—	—	6,780

	$91,464	$3,285	$(317)	$94,432

INTEREST EXPENSE FROM DEPOSITS

Interest expense for interest bearing liabilities was $960,000 in the first half of 2004 compared to $1,215,000 for the same period of 2004, a 21.0% decrease.  Average interest bearing deposits were $204,552,000 for the first half of 2004 compared to $183,719,000 for the first half of 2003, a 11.3% increase.  The Company has managed the rates paid on deposits through it’s management ALCO meetings, monitoring the competition, and general market while still continuing to attract new deposit relationships.

If interest rates were to decline or continue to remain unchanged in 2004, the Company could experience restraints on further decreases in the rates paid on deposit products.  Additionally, interest rate risk could increase as depositors are reluctant to accept continued low deposit rates and search for higher yields in investment products other than those offered by the Company.  Conversely, if interest rates were to increase, the Company could benefit from the immediate increase in loan rates without comparable immediate increases in deposit rates. However, due to the prolonged period of unchanged interest rates, deposit rates may not follow historical patterns as depositors demand higher paying yields on their deposits. On June 30, 2004, the FOMC announced a 25 basis point increase in the Federal Funds rate.  The Company and its competitors had raised rates on deposits prior to the announcement in anticipation of the increase.  The effective rates paid on interest bearing deposits was 0.83% for the first six months of 2004 compared to 1.16% for the same period of 2003.  The decrease in rates paid also reflects the movement of deposited funds to shorter term deposit products as depositors anticipate rate increases.   Average time certificates of deposits decreased $1,534,000 in the periods under review.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased $18,897,000 to $91,806,000, or 31.0% of total average deposits for the first half of 2004 compared to $72,909,000, or 28.4% of total average deposits for the first half of 2003.    New business relationships and expansion of existing relationships were major contributors to this increase.  Increased emphasis on a sales cultural throughout the Company contributed to the increase in relationships.

INTEREST EXPENSE FROM OTHER LIABILITIES

Other interest expense decreased in the periods under review mainly due to a decrease in the rate paid on other borrowings.  The Company utilizes its Federal Home Loan Bank (“FHLB”) credit line for short-term liquidity needs as well as to take advantage of opportunities to lock in low funding rates for increased loan growth. Borrowings from the FHLB were $7,000,000 at June 30, 2004 compared to $8,000,000 at June 30, 2003. The average maturities and weighted average rate of the FHLB  borrowings at June 30, 2004 were  1.32 years and 2.32%, respectively, compared to weighted average maturity and weighted average rate of .78 years and 3.47%, respectively at June 30, 2003.  (Refer to the discussion on Liquidity for further information.) The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

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

The Company made no additions to the allowance for credit losses in the first half of 2004 and 2003, due mainly to improvements in the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years and recoveries on prior charged-off loans.   The net charge-off ratio declined to 0.005% for 2003 compared to 0.031% for 2002 and 0.209% for 2001.

An analysis of the changes in the allowance for credit losses for the six-month periods ended June 30, 2004 and 2003 is as follows:

(Dollars in Thousands)	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Balance, beginning of the year	$2,425	$2,433
Provision charged to operations	-0-	-0-
Losses charged to the allowance	(4)	(168)
Recoveries on loans previously charged off	111	96
Balance, end of period	$2,532	$2,361
Ratio of net credit recoveries (losses) to total average loans	0.06%	(0.04)%

Percentage allowance for credit losses to total loans	1.28%	1.36%

Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

NON-INTEREST INCOME

Non-interest income increased $158,000, or 7.6%, to $2,243,000 in the first half of 2004 compared to $2,085,000 in the same period of 2003. The major contributors to the change were increases in services charges and gains on sale of investment securities which were partially offset by decreases in rental income from equipment leased to others and loan placement fees.

Service charges increased $145,000 or 14.2% in the periods under review.  The continued success of the Company’s Overdraft Protection Program, introduced in 2003, and increased customer relationships were the major contributors to the increase.  The Company has focused  increased emphasis on a sales culture and customer retention throughout the entire Company.

Loan placement fees decreased $95,000 or 35.1% in the first six months of 2004 compared to the first six months of 2003 mainly due to the increase in mortgage rates and less refinancing opportunities in the rates unchanged environment that existed in previous periods under review.  The staffing for this area of the Company has not increased during the past two years and compensation is based on commissions, therefore salary expense decreases as volume decreases. (Refer to Non-Interest Expense, Salaries below.)

Income from equipment leased to others decreased $321,000 as the Company’s strategy to exit this product has resulted in no operating leases on the balance sheet as of June 30, 2004. Refer to Non-Interest Expenses for discussion on depreciation of equipment leased to others.

Net realized gain on sales of investment securities increased $483,000 in the first half of 2004 compared to the first half of 2003.  The Company has utilized its investment portfolio for interest income protection as interest rates decreased during the past several years.  This strategy had resulted in significant market gains in the portfolio.

Other non-interest income decreased $54,000 in the periods under review.  Contributors to the decrease were reductions in cash surrender income which was partially offset by a $21,000 increase in merchant fees on Visa and MasterCard.  The merchant fee increase can be attributed to a focused emphasis on the merchant Visa/MasterCard program.  The decrease in cash surrender income reflects the reduction in rate paid on Bank Owned Life Insurance due to the low interest rate environment.

NON-INTEREST EXPENSE

Non-interest expenses for the first half of 2004 increased $96,000, or 1.5%, compared to the same period in 2003.  The major components of the increase were increases in salaries, occupancy, and other non-interest expenses partially offset by the decrease in depreciation on equipment leased to others.

Salaries and employee benefits increased $179,000, or 5.0%, in the first half of 2004 compared to the first half of 2003.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel.  Benefit costs include performance incentives, salary deferral and profit sharing costs, group health insurance, and worker’s compensation insurance.  Also included in the salary expense are commissions paid to the personnel employed in the mortgage brokerage area.  Commissions paid decreased $45,000 in the periods under review.  Additionally, in 2004, the Company reassessed loan origination costs which resulted in an increase to the amount of direct salary costs deferred. Loan origination costs represent the bank’s expense to get a loan through approval to boarding and is an offset to salary expense.  Salaries and employee benefits adjusted for loan origination costs were $3,896,000 for the first half of 2004 compared to $3,687,000 for the same period of 2003, a $209,000, or 5.7% increase.  (Refer to discussion of Loan Income above.) These increases were anticipated and correspond to the Company’s overall strategic plan

Occupancy, furniture, fixtures, and equipment expense increased $24,000.  This 3.2% increase can be attributed to increased depreciation costs related to remodeling of offices in the second half of 2003.

Depreciation expense and the provision for residual losses on equipment leased to others decreased $191,000, in the first half of 2004 compared to the same period of 2003.  In the first half of 2003, the Company reversed $50,000 of its reserve for residual losses. As discussed above, the Company has successfully exited from this product. (Refer to Non-Interest Income above for discussion regarding income from rentals of equipment leased to others.)

Other non-interest expenses increased $84,000 in the periods under review. The following table describes significant components of other non-interest expense as a percentage of average assets (annualized) for the six months ended June 30, 2004 and 2003.

	Expense	% Avg. Assets	Expense	% Avg. Assets
	June 30, 2004	Annualized	June 30, 2003	Annualized
Advertising	$170,000	0.10%	$197,000	0.13%
Audit/Accounting	120,000	0.07%	129,000	0.09%
Data/Item Processing	340,000	0.20%	338,000	0.23%
Director fees	102,000	0.06%	94,000	0.06%
Donations	46,000	0.03%	47,000	0.03%
Education/Training	36,000	0.02%	31,000	0.02%
General Insurance	57,000	0.03%	42,000	0.03%
Legal fees	66,000	0.04%	49,000	0.03%
Postage	71,000	0.04%	65,000	0.04%
Stationery Supplies	81,000	0.05%	71,000	0.05%
Telephone	51,000	0.03%	47,000	0.03%
Travel Expense	30,000	0.02%	22,000	0.01%
Operating Losses	25,000	0.01%	37,000	0.03%
Provision for Overdraft Losses			30,000	0.02%

INCOME TAXES

Income tax expense was $1,031,000 for the first half of 2004 compared to $611,000 for the first half of 2003.  During the first half of 2004 the Company recognized expense to reverse state tax benefits previously recognized in 2002 relating to its REIT.  The total additional expense was $127,000 of which $116,000 was reflected in tax expenses for the first half of 2004 and $11,000 of which was charged to other expense.  The Company’s effective tax rate, excluding the additional REIT tax expense related to 2002, was 33.7% for the first half of 2004 compared to 27.6% for the first half of 2003.   The Company formed a REIT as a means of generating capital.  Additionally, management based upon a tax opinion obtained from a nationally recognized accounting firm, believed the Company would be afforded certain favorable tax treatments available to REITs.  In the fourth quarter of 2003, the Company reversed certain previously recognized state tax benefits recorded in the first three quarters of 2003 due to an announcement by the California Franchise Tax Board (“FTB”) which set forth the FTB interpretation of the taxation of REITs.  Though management believed it had taken an appropriate position in its 2002 California tax filing, it determined that the Company would take advantage of a voluntary compliance initiative made available under recent California legislation.  Accordingly, the Company amended its California 2002 tax return adding additional taxable income related to REIT earnings that was previously excluded.  The Company elected this course of action because it limits its exposure to possible penalties and additional interest while reserving its right to appeal and claim a refund should an interpretation supporting the Company’s initial position be made by the FTB or the state’s courts.

EFFICIENCY RATIO

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio at June 30, 2004 was 72.1% compared to 72.8% at June 30, 2003.  This means that for every dollar of income generated, the cost of that income was 72 cents in the first half of 2004 and 73 cents in the same period of 2003.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 63.2% at June 30, 2004 remains lower than the loan to deposit ratios of many of the Company’s peers.

OFF BALANCE SHEET COMMITMENTS

Off balance sheet commitments are comprised of the unused portions of commitments to make or purchase extensions of credit in the form of loans or participations in loans, lease financing receivables, or similar transactions.  Included are loan proceeds that the Company is obligated to advance, such as loan draws, construction progress payments, seasonal or living advances to farmers under prearranged lines of credit, rotating or revolving credit arrangements, including retail credit cards, or similar transactions if there has been no credit deteriation. The Company holds no off balance sheet derivatives and engages in no hedging activities.

The following table illustrates the distribution of the Company’s undisbursed loan commitments at June 30, 2004 and 2003, respectively.

Loan Type (In Thousands)	June 30, 2004	June 30, 2003

Commercial & Industrial	$46,305	$36,253
Real Estate	29,200	21,537
Home Equity Lines of Credit	15,014	9,514
Consumer & Installment	8,890	8,135
Letters of Credit	1,380	1,129
Total	$100,789	$76,568

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

The Company’s known market risk has not changed materially from December 31, 2003.

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

The following table presents the Company’s capital ratios as of June 30, 2004 and December 31, 2003.

	June 30,2004		December 31,2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$27,227	8.0%	$25,595	7.8%
Central Valley Community Bank	$26,051	7.7%	$24,509	7.5%

Minimum requirement for “Well-Capitalized” institution	$16,961	5.0%	$16,314	5.0%
Minimum regulatory requirement	$13,569	4.0%	$13,020	4.0%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$27,227	11.4%	$25,595	11.7%
Central Valley Community Bank	$26,051	10.9%	$24,509	11.2%

Minimum requirement for “Well-Capitalized” institution	$14,372	6.0%	$13,101	6.0%
Minimum regulatory requirement	$9,582	4.0%	$8,713	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$29,759	12.4%	$28,020	12.8%
Central Valley Community Bank	$28,583	12.0%	$26,934	12.3%

Minimum requirement for “Well-Capitalized” institution	$23,954	10.0%	$21,834	10.0%
Minimum regulatory requirement	$19,163	8.0%	$17,426	8.0%

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

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold, available for sale investment securities (less pledged securities) averaged $103,769,000 for the first half of 2004, or 31.0% of average assets compared to $83,220,000, or 28.5% of average assets for the first half of 2003.  The ratio of average liquid assets to average demand deposits was 113.0% for the first half of 2004 compared to 114.1% for same period of 2003.  These ratios suggest the Company had sufficient liquidity to fund unexpected deposit runoff or support increased loan activity.  The Company’s loan to deposit ratio at June 30, 2004 was 63.2%.

As mentioned above, unpledged investment securities may also provide liquidity through principal paydowns, maturities, or by selling the investment.  At June 30, 2004, $60,398,000 in unpledged securities was available as collateral for borrowing or for sale.  The market value of these unpledged securities was $60,149,000.

The following table reflects the Company’s credit lines, balances outstanding, and collateral pledgings at June 30, 2004 and 2003:

Credit Lines	June 30, 2004	Balance at June 30,2004	June 30, 2003	Balance at June 30,2003
Unsecured Credit Lines (interest rate varies with market)	$9,000,000	$-0-	$8,000,000	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $10,705,000 Market Value of Collateral $10,847,000	$7,000,000	Collateral pledged $12,050,000 Market Value of Collateral $13,298,000	$8,000,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,673,000 Market Value of Collateral $3,599,000	$-0-	Collateral pledged $1,357,000 Market Value of Collateral $1,420,000	$-0

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

At June 30, 2004, the Company does not believe that inflation has a material impact on its consolidated financial position or results of operations.  However, if the inflation concerns cause short term rates to rise in the near future, the Company may benefit by immediate repricing of a majority of its loan portfolio.  Refer to Market Risk for further discussion.

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

PART II                 OTHER INFORMATION

ITEM 2.                  CHANGES IN SECURITIES

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity for the Company’s second quarter of 2004 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan

04/01/2004 - 04/30/2004	—	—	—	$287,600
05/01/2004 - 05/31/2004	—	—	—	$287,600
06/01/2004 - 06/30/2004	—	—	—	$287,600

Total	—	—	—	$287,600

(1)          The Company approved a stock repurchase program effective January 21, 2004 and ending December 31, 2004 with the intent to purchase shares for an aggregate amount of $500,000.   For the quarter ended June 30, 2004, the Company did not repurchase any shares.

(2)          All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a.             The Company’s 2004 Annual Meeting of Shareholders was held May 19, 2004.

b.             At the 2004 annual meeting the shareholders took the following actions:

•                  Elected Directors of the Company to serve until the 2005 annual Meeting of Shareholders and until their successors are elected and qualified.

•                  In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated March 31, 2004.  Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Withheld
Sidney B. Cox	2,318,045	10,488
Daniel N. Cunningham	2,316,927	11,606
Edwin S. Darden, Jr.	2,316,777	11,756
Daniel J. Doyle	2,317,027	11,506
Steven D. McDonald	2,278,287	30,246
Louis McMurray	2,317,925	10,608
Wanda L. Rogers	2,317,027	11,506
William S. Smittcamp	2,317,027	11,506
Joseph B. Weirick	2,317,537	10,996

•                  The ratification of the appointment of Perry-Smith LLP for the 2004 fiscal year as the Company’s independent public accountants.  The appointment was ratified by the following votes:

Votes for: 2,317,551  Votes against: 1,930   Abstentions: 9,052

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

(b)          Reports on Form 8-K

On April 9, 2004, the Company filed a Current Report on Form 8-K reporting under Items 7 and 12 the issuance of a press release announcing unaudited financial information and related matters.  The Current Report included as an exhibit, a press release, dated April 9, 2004, containing certain unaudited financial information of the Company and a discussion of changes for the first quarter of 2004 compared to the comparable period for the preceding year.

On May 19, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5, the issuance of a press release announcing that the Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of June 4, 2004, payable on June 30, 2004.  The Current Report included, as an exhibit, a copy of the press release, dated May 19, 2004.

On July 19, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that it had entered into a Definitive Agreement and Plan of Reorganization and Merger with Bank of Madera County.  The Current Report included as exhibits, the Definitive Agreement and Plan of Reorganization and Merger and a press release, dated July 19, 2004, regarding the transaction.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: August 3, 2004	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: August 3, 2004	By:	/s/G. Graham
G. Graham, Chief Financial Officer