Form 10QSB
period 2004-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2004-11-04
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30 , 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Name of small business issuer in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number (559) 298-1775

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 02, 2004: 2,628,367 shares

Transitional Small Business Disclosure Format (check one)

Yes  ☐        No  ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(In Thousands Except Share Amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,843	$24,375
Interest bearing deposits with other banks	3,672	500
Federal funds sold	23,416	10,956
Available-for-sale investment securities (Book value of $89,449 at Sept. 30, 2004 and $94,192 at December 31, 2003)	90,898	95,844
Loans, less allowance for credit losses of $2,550 at Sept. 30, 2004 and $2,425 at December 31, 2003	205,523	183,849
Bank premises and equipment, net	2,829	2,985
Federal Home Loan Bank stock	1,406	572
Accrued interest receivable and other assets	9,472	8,849

Total assets	$357,059	$327,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$109,133	$96,945
Interest bearing	208,395	193,620
Total deposits	317,528	290,565

Short-term borrowings	3,000	7,000
Long-term borrowings	4,000	—
Accrued interest payable and other liabilities	3,334	3,645

Total liabilities	327,862	301,210

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,627,377 and 2,598,927 shares issued and outstanding at September 30, 2004 and December 31, 2003	6,320	6,096
Retained earnings	21,892	19,501
Accumulated other comprehensive income, net of tax	985	1,123
Total shareholders’ equity	29,197	26,720

Total liabilities and shareholders’ equity	$357,059	$327,930

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Amounts)

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
(Unaudited)	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$3,393	$2,991	$9,530	$8,959
Interest on Federal funds sold	56	34	112	143
Interest and dividends on investment securities:
Taxable	632	414	1,803	1,576
Exempt from Federal income taxes	210	195	626	554
Interest on deposits with other banks	13	2	23	8
Total interest income	4,304	3,636	12,094	11,240
INTEREST EXPENSE:
Interest on deposits	441	478	1,294	1,545
Other	42	70	149	218
Total interest expense	483	548	1,443	1,763
Net interest income before provision for credit losses	3,821	3,088	10,651	9,477
PROVISION FOR CREDIT LOSSES	—	—	—	—
Net interest income after provision for credit losses	3,821	3,088	10,651	9,477
NON-INTEREST INCOME:
Service charges	592	592	1,761	1,616
Rentals from equipment leased to others	—	71	38	430
Loan placement fees	65	136	241	407
Net realized gain on sales of investment securities	—	356	483	356
Federal Home Loan Bank stock dividend	16	6	27	22
Other income	169	191	535	606
Total non-interest income	842	1,352	3,085	3,437
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,897	1,801	5,650	5,375
Occupancy and equipment	413	412	1,197	1,172
Depreciation and (reduction in) provision for losses on equipment leased to others	—	(29)	38	200
Other expenses	841	830	2,622	2,527
Total non-interest expenses	3,151	3,014	9,507	9,274

Income before income taxes	1,512	1,426	4,229	3,640
INCOME TAX EXPENSE	544	420	1,575	1,031
Net income	968	$1,006	$2,654	$2,609

Basic earnings per share	$0.37	$0.39	$1.01	$1.01
Diluted earnings per share	$0.33	$0.35	$0.91	$0.92

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(In Thousands Except Share and Per Share Amounts)

	Stock	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

Balance, January 1, 2003	2,573,242	$5,854	$16,387	$1,858	$24,099
Comprehensive income
Net income			2,609		2,609	$2,609
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities				(686)	(686)	(686)
Total comprehensive income						$1,923
Cash dividend - $.10 per share			(258)		(258)
Stock options exercised and related tax benefit	30,728	319			319
Repurchase and retirement of common stock	(5,463)	(81)			(81)

Balance, September 30, 2003	2,598,507	$6,092	$18,738	$1,172	$26,002

Balance, January 1, 2004	2,598,927	$6,096	$19,501	$1,123	$26,720
Comprehensive income
Net income			2,654		2,654	$2,654
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale investment securities				(138)	(138)	(138)
Total comprehensive income						$2,516
Cash dividend - $.10 per share			(263)		(263)
Stock options exercised and related tax benefit	37,450	437			437
Repurchase and retirement of common stock	(9,000)	(213)			(213)

Balance, September 30, 2004	2,627,377	$6,320	$21,892	$985	$29,197

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In Thousands)

(Unaudited)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,654	$2,609
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for residual losses on equipment leased to others	—	(150)
Depreciation, amortization and accretion, net	1,640	2,074
Net realized gains on sales of available-for-sale investment securities	(483)	(356)
Loss on sale of equipment	1	10
Net increase in deferred loan fees	17	66
Net decrease in accrued interest receivable and other assets	(456)	(23)
Increase in cash surrender value of life insurance	(143)	(203)
Net decrease in accrued interest payable and other liabilities	(175)	(247)
Net cash provided by operating activities	3,055	3,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities	(22,756)	(49,394)
Proceeds from sales or calls of available-for-sale investment securities	4,774	7,200
Proceeds from maturity of available-for-sale investment securities	1,000	1,480
Proceeds from principal repayments of available for sale investment securities	21,193	26,128
Net increase in interest bearing deposits in other banks	(3,172)	—
Net (increase) decrease in Federal Home Loan Bank Stock	(834)	93
Net increase in loans	(21,691)	(25,511)
Purchases of premises and equipment	(434)	(455)
Proceeds from sale of equipment	5	—
Net cash used in investing activities	(21,915)	(40,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	28,176	27,650
Net (decrease) increase in time deposits	(1,213)	4,744
Proceeds from borrowings from Federal Home Loan Bank	6,000	—
Repayments to Federal Home Loan Bank	(6,000)	(1,000)
Cash paid for dividends	(263)	(258)
Share repurchase and retirement	(213)	(81)
Proceeds from exercise of stock options	301	241
Net cash provided by financing activities	26,788	31,296

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,928	(5,383)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,331	36,482
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,259	$31,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest expense	$1,529	$1,808
Income taxes	$1,627	$720

Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(203)	$(1,009)

Non-Cash Financing Activities:
Tax benefit from stock options exercised	$136	$78

See notes to unaudited consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   GENERAL

All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of Central Valley Community Bancorp’s (the “Company”) consolidated financial position at September 30, 2004 and December 31, 2003; the results of its operations for the three month periods ended September 30, 2004 and 2003, and the nine month periods ended September 30, 2004 and 2003, and changes in its shareholders’ equity and its cash flows for the nine-month periods ended September 30, 2004 and 2003 have been included.  Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual report to Shareholders.  The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s annual report for the year ended December 31, 2003.

Note 2.   STOCK-BASED COMPENSATION

The Company issues stock options under two stock-based compensation plans, the Central Valley Community Bancorp 2000 Stock Option Plan and the Central Valley Community Bank 1992 Stock Option Plan.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The Company’s calculations were made using the Black-Scholes option pricing model with the following assumptions: expected option life, 10 years; expected stock volatility of 66.27% for 2004 and 65.4% to 72.77% for 2003; risk free interest rates of 4.17% for 2004 and ranging from 2.05% to 3.18% for 2003; and a dividend yield of 0.05% during the expected term for 2004 and 2003.  The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

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

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings as reported	$968,000	$1,006,000	$2,654,000	$2,609,000
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	67,000	54,000	183,000	151,000

Pro forma net income	$901,000	$952,000	$2,471,000	$2,458,000

Basic earnings per share - as reported	$0.37	$0.39	$1.01	$1.01
Basic earnings per share - pro forma	$0.34	$0.37	$0.94	$0.95

Diluted earnings per share - as reported	$0.33	$0.35	$0.91	$0.92
Diluted earnings per share - pro forma	$0.31	$0.34	$0.85	$0.89

Note 3.   EARNINGS PER SHARE (EPS)

Basic earnings per share (EPS), which excludes dilution, is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. There was no difference in the net income used in the calculation of basic earnings per share and diluted earnings per share.

	For Quarters Ended September 30,
EARNINGS PER SHARE (Unaudited)	2004	2003

Basic earnings per share	$0.37	$0.39

Diluted earnings per share	$0.33	$0.35

	For Nine Months Ended September 30,
EARNINGS PER SHARE (Unaudited)	2004	2003

Basic earnings per share	$1.01	$1.01

Diluted earnings per share	$0.91	$0.92

Weighted Average Number of Shares Outstanding

	For Quarter Ended September 30, 2004	For Quarter Ended September 30, 2003
Basic Shares	2,626,927	2,597,721
Diluted Shares	2,910,473	2,853,927

	For Nine Months Ended September 30, 2004	For Nine Months Ended September 30, 2003
Basic Shares	2,626,205	2,582,254
Diluted Shares	2,918,700	2,814,800

Note 4.   COMPREHENSIVE INCOME

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities.  Total comprehensive income for the three-month periods ended September 30, 2004 and 2003 was

$2,156,000 and $160,000, respectively.  Total comprehensive income for the nine-month periods ended September 30, 2004 and 2003 was $2,516,000 and $1,923,000, respectively.

Note 5.   COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Off balance sheet commitments are comprised of the unused portions of commitments to make or purchase extensions of credit in the form of loans or participations in loans, lease financing receivables, or similar transactions.  Included are loan proceeds that the Company is obligated to advance, such as loan draws, construction progress payments, seasonal or living advances to farmers under prearranged lines of credit, rotating or revolving credit arrangements, including retail credit cards, or similar transactions if there has been no credit deteriation. The Company holds no off balance sheet derivatives and engages in no hedging activities.

The following table illustrates the distribution of the Company’s undisbursed loan commitments at September 30, 2004 and 2003, respectively.

Loan Type (In Thousands)	September 30, 2004	September 30, 2003

Commercial & Industrial	$44,402	$37,851
Real Estate	28,003	16,186
Home Equity Lines of Credit	15,551	11,254
Consumer & Installment	8,518	8,845
Letters of Credit	1,355	1,129
Total	$97,829	$75,265

Commitments generally have fixed expiration dates of one year or less or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments are evaluated and extended in the same manner as funded loans.  Fees deferred for letters of credit are not significant.  Credit risk is addressed in “Provision for Credit Losses”.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

Note 6.   SUBSEQUENT EVENT

On July 19, 2004, the Company signed a definitive agreement to merge Bank of Madera County (“BMC”) into the Company’s wholly owned subsidiary, Central Valley Community Bank (the “Bank”).  BMC is a two branch state chartered bank formed in 1999, with $62,947,000 in total assets and $4,726,000 in shareholders’ equity as of September 30, 2004. Under the terms of the Agreement, BMC shareholders will receive a total of approximately $12,400,000 in cash and stock, representing $6,200,000 in cash (subject to adjustment) and 261,053 shares of the Company’s common stock.  BMC shareholders will have the right to request to receive all cash or all stock.  However, no shareholder is assured to receive all cash or all stock.  If requests of the BMC shareholders exceed the number of shares of the Company’s common stock to be issued in the merger, the shares will be distributed to the BMC shareholders who elect to receive stock on a pro rata basis and the remainder of their merger consideration will be paid in cash.  Similarly, if requests of the BMC shareholders exceed $6,200,000 in cash, the cash will be distributed to the BMC shareholders who elect to receive cash on a pro rata basis and the remainder of their merger consideration will be paid in the Company’s common stock.  The two branches of BMC, located in Oakhurst and Madera, California, will become branches of the Bank.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates, a decline in economic conditions at the international, national or local level on the Company’s results of operations, the Company’s ability to continue its internal growth at historical rates, the Company’s ability to maintain its net interest margin, and the quality of the Company’s earning assets; (3) changes in the regulatory environment; (4) fluctuations in the real estate market; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) risks associated with pending acquisition, relating to difficulty in integrating combined operations, potential disruption of operations and related negative impact on earnings, and incurrence of substantial expenses.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

INTRODUCTION:

Central Valley Community Bancorp (NASDAQ: CVCY) (the “Company”) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves. The Company is subject to the supervision of the Federal Reserve Board under the Bank Holding Company Act.  The Company currently has one bank subsidiary, Central Valley Community Bank (the “Bank”).  The Bank remains subject to the supervision of the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).   The Company’s market area includes the entire central valley area from Sacramento, California to Bakersfield, California.

In 2002, the Company changed the name of its one subsidiary, Clovis Community Bank, to Central Valley Community Bank (the “Bank”).  The Bank has seven (7) branches located in Fresno County and the Sacramento area.  The Bank anticipates additional branch openings to meet the growing service needs of its customers through establishment of new branches, or bank/branch acquisitions.   The Bank received FDIC and DFI approval for a full service retail office in the Fresno downtown area which is expected to open in the second quarter of 2005.   Additionally, the Company anticipates expanding existing branches in the Clovis and Kerman areas.

On July 19, 2004, the Company signed a definitive agreement to merge Bank of Madera County (“BMC”) into the Company’s wholly owned subsidiary, Central Valley Community Bank (the “Bank”).  BMC is a two branch state chartered bank formed in 1999, with $62,947,000 in total assets and $4,726,000 in shareholders’ equity as of September 30, 2004. Under the terms of the Agreement, BMC shareholders will receive a total of approximately $12,400,000 in cash and stock, representing $6,200,000 in cash (subject to adjustment) and 261,053 shares of the Company’s common stock.

BMC shareholders will have the right to request to receive all cash or all stock.  However, no shareholder is assured to receive all cash or all stock.  If requests of the BMC shareholders exceed the number of shares of the Company’s common stock to be issued in the merger, the shares will be distributed to the BMC shareholders who elect to receive stock on a pro rata basis and the remainder of their merger consideration will be paid in cash.  Similarly, if requests of the BMC shareholders exceed $6,200,000 in cash, the cash will be distributed to the BMC shareholders who elect to receive cash on a pro rata basis and the remainder of their merger consideration will be paid in the Company’s common stock.  The Company filed a Form S-4, Registration Statement Under the Securities Act of 1933 on August 25, 2004 with the Securities Exchange Commission to register the shares of the Company’s common stock to be issued in the merger, and applications for approval of the merger with the FDIC and DFI, and with the Federal Reserve Bank of San Francisco, under the Bank Holding Company Act, on August 20, 2004.  Approval from the Federal Reserve Bank was received August 30, 2004. All other filings are pending approval.

Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

In 2002, the Bank formed a real estate investment trust (“REIT”), Central Valley Community Realty, LLC (“CVCR”).  The trust invested in the Bank’s real estate related assets and provided an alternative means to potentially generate additional capital with a view to affording certain tax advantages. (Refer to “Income Taxes” for further discussion of CVCR.)

ECONOMIC CONDITIONS

Fresno County’s economy has slowed over the past quarter, but still exhibits a certain level of stability.  Most industries in the County are either stable or contracting very modestly.  Fresno County’s double digit unemployment is one of the highest rates in California and the nation.  This high level is a strong hindrance to strong growth in the County.  Agriculture and agricultural related businesses remain a critical part of the County’s economy.  The County’s Ag production is widely diversified producing cotton, nuts, vegetables, fruit, cattle, and dairy products.  Fresno County also offers lower living costs compared with metro areas to the North and South of the County.  Residential construction, while slowing somewhat, still appears to be strong.  The local economy benefited from growth in housing and construction fueled by record low long-term interest rates, demand for new housing and refinance activity.  The Central Valley experienced significant appreciation in home and real estate values in the past two years while remaining relatively inexpensive compared to other metropolitan areas in the State.

OVERVIEW

For the nine month period ended September 30, 2004, the Company reported net income of $2,654,000 or $0.91 diluted earnings per share compared to $2,609,000 or $0.92 diluted earnings per share in the first nine months of 2003.   Net interest income increased $1,174,000 in the periods under review, primarily as the result of increased volumes in earning assets and a 75 basis point increase in interest rates by the Federal Open Market Committee (“FOMC”), combined with modest decreases in the cost of interest-bearing liabilities.  Also contributing to net income was an increase of $127,000 in additional gains on sale of investments in the first nine months of 2004 compared to the same period of 2003.  These increases were partially offset by reductions of $392,000 in rental income from equipment leased to others and $166,000 in loan placement fees. Net interest margin on a fully tax equivalent basis for the first nine months of 2004 was 4.81% compared to 4.83% for the same period in 2003.  The net interest margin on a fully tax equivalent basis for the third quarter of 2004 was 5.00% compared to 4.50% for the same period of 2003.  This increase reflects a 75 basis point increase in prime interest rates during the third quarter and the positive impact on net interest income from the Bank’s asset sensitive position.

Average earning assets for the first nine months of 2004 were $304,671,000 compared to $270,060,000 for the same period of 2003.  The major contributor to the 12.8% increase in average earning assets was an 11.8% increase in average loans and a 12.0% increase in average investment securities which were the result of a 14.4% growth in deposits.  Loan and deposit growths are discussed in more detail below.

Annualized return on average assets (ROA) and return on average equity (ROE) for the three and nine month periods ended September 30, 2004 and September 30, 2003 are reflected in the following table.

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003
ROA	1.10%	1.28%
ROE	13.55%	15.83%

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
ROA	1.04%	1.16%
ROE	12.75%	13.82%

Similar to most of the banking industry, the Company’s net interest margin was challenged by the impact of twelve consecutive decreases in the Federal funds interest rate by the FOMC in the past four years. Managing the loan yields affected by the interest rate movements and increased competition, and controlling the effective rates paid on deposits continues to challenge the Company’s net interest margin. The Company is asset-sensitive and is positioned well in the event of future rate increases. The FOMC has increased the Federal funds interest rate by 75 basis points during the third quarter of 2004, providing opportunities for the Company’s asset sensitive loan portfolio to reprice at higher rates, which are reflected in the increase in the Company’s net interest margin. For additional information, please see Market Risk for further discussion of the Bank’s interest rate position.

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

The Company offers Small Business Administration (SBA) loans, and agricultural lending, as well. For the fifth consecutive year, Central Valley Community Bank has been honored as the number one SBA 504 lender in Fresno, Kings and Madera counties. At September 30, 2004 and 2003, SBA 504 loans were $13,112,000 and $9,644,000, respectively.

Agricultural loans increased $8,027,000 in the third quarter of 2004 compared to the same period of 2003. Agricultural loans were 9.0% of total loans at September 30, 2004 compared to 5.8% at September 30, 2003.  The Company has several experienced and seasoned agricultural lending officers who provide expertise to agricultural lending.

As of September 30, 2004, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 26.6% and 61.3% of gross total loans, respectively.  These concentrations are within the Company strategic plan and are the main focus of its business.  Commercial and real estate related loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly tied to the borrower’s ability to repay from business cashflow.  Similar concentrations existed as of December 31, 2003 with commercial and real estate-related loans representing 29.9% and 61.7% of total loans, respectively.

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

The composition of the loan portfolio at September 30, 2004, December 31, 2003 and September 30, 2003 is summarized in the table below.

Loan Type (Dollars in Thousands)	September 30, 2004	% of Total loans	December 31, 2003	% of Total loans	September 30, 2003	% of Total loans

Commercial & Industrial	$55,521	26.6%	$55,826	29.9%	$51,742	28.0%
Real Estate	74,612	35.7%	77,468	41.5%	81,016	43.9%
Real Estate - construction, land development and other land loans	35,014	16.8%	25,232	13.5%	24,811	13.4%
Home Equity Lines of Credit	17,959	8.6%	12,565	6.7%	10,972	5.9%
Consumer & Installment	6,938	3.3%	5,117	2.7%	5,457	3.0%
Agricultural	18,693	9.0%	10,714	5.7%	10,666	5.8%

	208,737	100.0%	186,922	100.0%	184,664	100.0%
Deferred loan fees, net	(664)		(648)		(553)
Total loans	$208,073		$186,274		$184,111

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

The Company offers a variety of deposit products having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market, prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits.   Based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.  During the second quarter of 2004, the Bank began participating in Certificate of Deposit Account Registry Services (CDARS) and had $1,165,000 in CDAR deposits.  CDARS is a program that enables the Bank to place large deposits into certificates of deposits issued by multiple banks which ensure eligibility for full FDIC insurance.  Management’s Assets and Liability Committee (ALCO) meets regularly to discuss economic conditions, competition, community needs, and set competitive rates and fees.

The composition of the deposits and average interest rates paid at September 30, 2004, December 31, 2003 and September 30, 2003 is summarized in the table below.

(Dollars in Thousands)	September 30, 2004	% of Total Deposits	Effective Rate	December 31, 2003	% of Total Deposits	Effective Rate	September 30, 2003	% of Total Deposits	Effective Rate

NOW Accounts	$47,943	15.1%	0.10%	$44,547	15.3%	0.12%	$42,297	15.2%	0.12%
MMDA Accounts	80,316	25.3%	0.75%	71,382	24.6%	0.91%	75,630	27.1%	.96%
Time Deposits	59,590	18.8%	1.68%	60,803	20.9%	2.02%	62,062	22.3%	2.08%
Savings Deposits	20,546	6.5%	0.35%	16,888	5.8%	0.42%	16,679	6.0%	0.44%
Total Interest-bearing	208,395	65.7%	0.83%	193,620	66.6%	1.05%	196,668	70.6%	1.10%
Non-interest Bearing	109,133	34.3%		96,945	33.4%		82,064	29.4%
Total Deposits	$317,528	100.0%		$290,565	100.0%		$278,732	100.0%

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

QUARTERLY AVERAGE BALANCES

The following table sets forth average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the three month periods ended September 30, 2004 and 2003.  The average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing net interest income by average interest earning assets and computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES
(Unaudited) (Dollars In Thousands)

	FOR THE QUARTER ENDED SEPTEMBER 30, 2004			FOR THE QUARTER ENDED SEPTEMBER 30, 2003
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$3,223	$13	1.61%	$500	$2	1.60%
Securities
Taxable securities	75,275	632	3.36%	74,364	414	2.23%
Non-taxable securities (1)	18,727	318	6.80%	16,604	295	7.12%
Total investment securities	94,002	950	4.04%	90,968	709	3.12%
Federal funds sold	16,049	56	1.40%	14,536	34	0.94%
Total securities	110,051	1,006	3.66%	105,504	743	2.82%
Loans (2)	201,102	3,393	6.75%	177,512	2,991	6.74%
Federal Home Loan Bank stock	1,399	16	4.57%	563	6	4.26%
Total interest-earning assets	315,775	4,428	5.61%	284,079	3,742	5.27%
Allowance for credit losses	(2,544)			(2,370)
Non-accrual loans	0			701
Cash and due from banks	24,268			18,018
Premises	2,653			2,961
Other non-earning assets	10,887			10,671
Total average assets	$351,039	$4,428		$314,060	$3,742
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$67,683	$30	0.18%	$57,284	$25	0.17%
Money market accounts	85,581	163	0.76%	77,378	150	0.78%
Time certificates of deposit, under $100,000	33,163	135	1.63%	35,310	167	1.89%
Time certificates of deposit, $100,000 and over	26,000	113	1.74%	26,244	136	2.07%
Total interest-bearing deposits	212,427	441	0.83%	196,216	478	0.97%
Other borrowed funds	7,000	42	2.40%	8,000	70	3.50%
Total interest-bearing liabilities	219,427	483	0.88%	204,216	548	1.07%
Non-interest bearing demand deposits	99,988			81,547
Other liabilities	3,065			2,862
Shareholders’ equity	28,559			25,435
Total average liabilities and shareholders’ equity	$351,039	$483		$314,060	$548

Interest income and rate earned on average earning assets		$4,428	5.61%		$3,742	5.27%
Interest expense and interest cost related to average interest-bearing liabilities		483	0.88%		548	1.07%

Net interest income and net interest margin		$3,945	5.00%		$3,194	4.50%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $108 and $100 in 2004 and 2003, respectively.

(2)  Loan fees totaling $185 and $169 for the three month periods ended September 30, 2004 and 2003, respectively, are included in loan interest income.

The Company’s net interest margin, on a fully tax equivalent basis, increased 50 basis points in the third quarter of 2004 compared to the same period of 2003.  The net interest margin, on a fully tax equivalent basis, for the third quarter of 2004 was 5.00% compared to 4.50% for the same period of 2003.  The increase can be partially attributed to the increasing interest rate environment and the fact that assets generally reprice more quickly than liabilities. Increases in the effective yield of investments partially reflects the effect of premium amortization as significant principal paydowns on mortgage backed securities were experienced in the second and third quarters of 2003 which negatively effected the effective yield. The relatively unchanged effective yield on loans, in light of the 75 basis point increase in interest rates in the third quarter of 2004, reflects the Company’s reassessment of its loan costs.  This reassessment resulted in the decrease of the amount of loan fees amortized over the life of the loan which resulted in the decrease to the effective loan yield. (Refer to Non-Interest Expenses, Salaries below.)

Total average deposits increased 12.5% in the third quarter of 2004 compared to the same period of 2003.  Growth was reflected in most areas of deposits except time certificates of deposits and is discussed in more detail below.

The effective rate paid on interest bearing liabilities for the third quarter of 2004 was 0.88% compared to 1.07% for the same period in 2003.  The change partially reflects the maturity of Federal Home Loan Bank advances in the first half of 2004 and new advances at lower rates.  Refer to “Schedule of Average Balances and Average Yields and Rates” and “Liquidity”.  The Company monitored its deposit activity as customers sought alternative avenues to increase yields on their investments notwithstanding that they accepted higher risks than those associated with traditional products offered by financial institutions.  The Company’s deposit volume increase was primarily in non-interest bearing deposits and money market accounts.  Average time certificates of deposit declined $2,391,000 in the periods under review. (Refer to Schedule of Average Balances and Average Yields and Rates.)

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased 22.6% in the third quarter of 2004 compared to the third quarter of 2003.  New business relationships as well as expanding existing relationships were the major contributors to this increase.

Results of Operations For the Third Quarter of 2004 Compared to the Third Quarter of 2003

Net income for the third quarter of 2004 decreased $38,000, or 3.8% as compared to the third quarter of 2003.  Contributors to the decrease were the 37.7% decrease in non-interest income and a 29.5% increase in income tax expense, which were offset by a 23.7% increase in net interest income.  The decrease in non-interest income can be mainly attributed to the decreases in gains on sales of investment securities, in equipment leased to others and in loan placement fees.  The increase in net interest income was mainly attributable to the increase in loan volumes and three 25 basis point interest rate increases by the FOMC on June 30, 2004, August 17, 2004, and September 21, 2004.  The increase in income tax expense was related to the REIT. (Refer to Results of Operations for the First Nine Months of 2004 Compared to the First Nine Months of 2003, Income Tax below.)

INTEREST AND FEE INCOME FROM LOANS

Interest and fee income from loans increased 13.4%, or $402,000, in the third quarter of 2004 compared to the third quarter of 2003 and average total loan volumes increased $22,889,000 in the periods under review.

The 12.8% increase in average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  The current rate environment has offered opportunities for small businesses to make capital improvements. Additionally, the volume of agricultural loans is near its seasonal high.  However, increased competition from major, regional, and other community banks continue to challenge pricing on new relationships as well as repricing of existing relationships which effect the Company’s net interest margin.  No assurances can be given that this level of loan growth will continue.  Refer to Provision for Credit Losses below for discussion regarding risk and risk assessments of loans.

The Company purchases loan participations from other financial institutions and brokers when appropriate.  At September 30, 2004, the Company had $26,537,000 in purchased loans compared to $27,600,000 at September 30, 2003.

The effective yield on loans for the three months ended September 30, 2004 was 6.75% compared to 6.74% for the three months ended September 30, 2003, a 1 basis point increase.  As described above, in 2004, the Company reassessed costs associated with originating loans which resulted in an increase in origination costs deferred. Loan origination costs represent the Bank’s expense to get a loan through approval to boarding and is an offset to salary expense.  The effect was a reduction in the amount of loan fees that are amortized over the life of the loan, a reduction in yield on loans, and an increase in the loan origination costs that offset salary expenses.  (Refer to Salary Expenses below.)

The Company’s loan to deposit ratio at September 30, 2004 was 65.5% compared to 66.1% at September 30, 2003.

NON-ACCRUAL LOANS

A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At September 30, 2004, the Company had no non-accrual loans compared to $815,000 at September 30, 2003.  Average non-accrual loans for the third quarter of 2004 was $-0- compared to $701,000 for the third quarter of 2003.

A summary of non-accrual, restructured, and past due loans at September 30, 2004, December 31, 2003 and September 30, 2003 is set forth below. The Company had no restructured loans or loans past due more than 90 days at September 30, 2004, December 31, 2003 and September 30, 2003. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	Sept. 30, 2004		December 31, 2003		Sept. 30, 2003
Non-accrual Loans
Commercial & industrial loans	$—0	—	$420		$431
SBA Loans	—0	—	214		384
Total non-accrual	—0	—	634		815
Accruing loans past due 90 days or more	—0	—	—0	—	—0	—
Restructured loans	—0	—	—0	—	—0	—
Total non-performing loans	$—0	—	$634		$815
Non-accrual loans to total loans	0.0%		0.3%		0.4%
Loans considered to be impaired	$—0	—	$634		$377
Related allowance for credit Losses on impaired loans	$—0	—	$198		$9

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

INTEREST INCOME FROM INVESTMENTS

The investment policy of the Company is established by the Board of Directors and implemented by the Company’s Investment/Asset Liability Committee (“ALCO”).  It is designed primarily to provide and maintain liquidity, to enable the Company to meet its pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Company’s lending activities. Investments typically have yields lower than loans.

Income from investments (which includes Federal funds sold, interest and dividends on investment securities, and interest on deposits with other banks) was $911,000 for the third quarter of 2004 compared to $645,000 for the third quarter of 2003, a 41.2% increase.  The increase in income can be mainly attributable to the increase in volume of investment securities.  Average total investments (including Federal funds sold and interest bearing deposits with other banks) increased $7,270,000 or 6.9%.  The increase in volume can be partially attributed to the 12.5% increase in total average deposits in the periods under review.  Refer to “Results of Operations for the First Nine Months of 2004 Compared to the First Nine Months of 2003” for further discussion on securities investments.

INTEREST EXPENSE FROM DEPOSITS

Total interest expense from deposits in the third quarter of 2004 was $441,000 compared to $478,000 in the third quarter of 2003.  This $37,000, or 7.7%, decrease in interest expense occurred notwithstanding an 8.3% growth in average interest bearing deposits in the third quarter of 2004 compared to the same period of 2003.  Deposit rates are monitored by the Management ALCO which meets on a regular basis.

Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts, however in this long period of rates unchanged, the increased competition from regional, major, and community financial institutions moving into the market areas of the Company have resulted in rate changes which have not followed this typical lag.  As rates increase, it is uncertain if the Company can maintain its relatively low effective rates on deposits.  Average interest-bearing deposits for the third quarter of 2004 were $212,427,000 compared to $196,216,000 for the third quarter of 2003, or a $16,211,000 increase.  The effective rate for interest bearing deposits was 0.83% for the third quarter of 2004 compared to 0.97% for the third quarter of 2003, a 14 basis point decrease.  This change in the effective rate may reflect depositors moving into shorter term deposit products in anticipation of rate increases.

INTEREST EXPENSE FROM OTHER LIABILITIES

Interest expense on other liabilities was $42,000 for the third quarter of 2004 compared to $70,000 for the third quarter of 2003.  Other liabilities consisted of advances from the Federal Home Loan Bank (FHLB) which were $7,000,000 at September 30, 2004 compared to $8,000,000 at September 30, 2003. (Refer to Liquidity for further discussion of advances on FHLB advances.)

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES

Net interest income before provision for credit losses in the third quarter of 2004 was $3,821,000 compared to $3,088,000 in the third quarter of 2003, an increase of $733,000, or 23.7%.

PROVISION FOR CREDIT LOSSES

The Company made no additions to the allowance for credit losses in the third quarters of 2004 and 2003, due mainly to improvements in the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years.   The net charge-off ratio declined to 0.005% for 2003 compared to 0.031% for 2002 and 0.209% for 2001.

An analysis of the changes in the allowance for credit losses for the three-month periods ended September 30, 2004 and 2003 is as follows:

(Dollars in Thousands)	For the Three Months Ended Sept. 30, 2004		For the Three Months Ended Sept. 30, 2003

Balance, beginning of the quarter	$2,532		$2,361
Provision charged to operations	-0	-	-0	-
Losses charged to the allowance	(15)		(40)
Recoveries on loans previously charged off	33		52
Balance, end of period	$2,550		$2,373
Ratio of net credit (losses) recoveries to quarterly average loans outstanding	0.01%		0.01%
Ratio of non-performing loans to allowance for credit losses	0.0%		34.34%
Allowance for credit losses to total loans	1.22%		1.29%

For further discussion on provision for credit losses, refer to “Results of Operations for the First Nine Months of 2004 Compared to the First Nine Months of 2003”.

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

Non-interest income decreased $510,000, or 37.7%, to $842,000 in the third quarter of 2004 from $1,352,000 in the same period of 2003. The major contributors to the change were decreases in gain on sales of investments, rentals from equipment leased to others and loan placement fees.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  The Company offers the service for the convenience of its customers.  The personnel staffing in this area has remained relatively unchanged in the periods under review.  (Salary expense related to this income is reflected in commissions in Salaries and Benefits Expenses discussed below.)  Loan placement fees decreased $71,000, or 52.2%, in the third quarter of 2004 compared to the third quarter of 2003.  The three increases by FOMC in interest rates had an effect on real estate mortgage interest rates; however, the long period of low rates provided many opportunities for consumers to refinance.  It is anticipated that the Company will continue to see this income decline as future volumes may be limited to resales of homes and home improvement loans

Rental income from equipment leased to others decreased $71,000 in the third quarter of 2004 compared to the third quarter of 2003.   Offsetting this decrease in income is the decrease in depreciation on equipment leased to others noted below.  The decrease is mainly the result of the Company’s decision not to actively pursue new operating lease arrangements.

No sales of securities were completed in the third quarter of 2004 compared to $356,000 in gain on sales of securities for the third quarter of 2003.

NON-INTEREST EXPENSES

Total non-interest expenses for the third quarter of 2004 increased by $137,000, or 4.6% compared to the third quarter of 2003.  Non-interest expenses include salaries and employee benefits, occupancy and equipment expenses, depreciation and provision for losses on equipment leased to others and other non-interest expenses.  The major component of the increase was an increase in salaries and benefits.

Salaries and employee benefits increased $96,000, or 5.3%, in the third quarter of 2004 compared to the third quarter of 2003.  The increase can be mainly attributed to general salary and benefit increases that enable the Company to manage recent and projected growth and retain qualified personnel and the addition of a manager for the Company future downtown branch. As discussed in Interest and Fee Income from Loans, the amount of costs deferred associated with loan originations increased in 2004.  Salary expenses before adjustment for origination costs were $2,004,000 for the third quarter of 2004 compared to $1,866,000 for the same period of 2003, a $138,000 increase.  Partially offsetting this increase was a $30,000 decrease in commissions paid for loan placements.

 No depreciation expense or provision for residual losses on equipment leased to others were recognized in the third quarter of 2004 compared to a  $29,000 credit in the third quarter of 2003.  The equipment is now fully depreciated.  As discussed above, the Company has decided not to actively pursue any additional lease purchases.

Other expenses increased $11,000, or 1.3% in the third quarter of 2004 compared to the third quarter of 2003.   The following table describes significant components of other non-interest expense as a percentage of average assets (annualized) for the quarters ended September 30, 2004 and 2003.

For the three month period ending September 30	Expense 2004	% Avg. Assets Annualized	Expense 2003	% Avg. Assets Annualized

Advertising	$100,000	0.11%	$99,000	0.13%
Audit/Accounting	64,000	0.07%	43,000	0.05%
Data/Item processing	165,000	0.19%	171,000	0.22%
Director fees	52,000	0.06%	47,000	0.06%
Donations	16,000	0.02%	32,000	0.04%
Education/Training	7,000	0.01%	15,000	0.02%
General insurance	29,000	0.03%	25,000	0.03%
Legal fees	26,000	0.03%	3,000	0.00%
Postage	38,000	0.04%	37,000	0.05%
Stationery supplies	36,000	0.04%	30,000	0.04%
Telephone	25,000	0.03%	27,000	0.03%
Travel expense	7,000	0.01%	7,000	0.01%
Operating losses	27,000	0.03%	7,000	0.01%
Other	249,000	0.28%	287,000	0.36%
Total other non-interest expenses	$841,000	0.96%	$830,000	1.06%

INCOME TAXES

Income tax expense for the third quarter of 2004 was $544,000 compared to $420,000 for the same period of 2003.  The Company’s effective tax rate for the third quarter of 2004 was 35.9% compared to 29.5% for the third quarter of 2003. The increase in income tax expense is mainly due to benefits of the REIT taken in 2003. (Refer to Results of Operations for the First Nine Months of 2004 Compared to the First Nine Months of 2003, Income Taxes, for further discussion of the REIT.)

YEAR TO DATE AVERAGE BALANCES

The following table sets forth year to date average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yield earned or rates paid thereon for the first nine months of 2004 and 2003.  The year to date average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing annualized net interest income by year to date average interest earning assets and computed on a taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES
(DOLLARS IN THOUSANDS)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
ASSETS
Interest-earning deposits in other banks	$1,973	$23	1.55%	$500	$8	2.13%
Securities
Taxable securities	77,796	1,803	3.09%	65,182	1,576	3.22%
Non-taxable securities (1)	18,666	948	6.78%	15,275	839	7.33%
Total investment securities	96,462	2,751	3.80%	80,457	2,415	4.00%
Federal funds sold	13,234	112	1.13%	17,449	143	1.09%
Total securities	109,696	2,863	3.48%	97,906	2,558	3.48%
Loans	191,874	9,530	6.62%	171,087	8,959	6.98%
Federal Home Loan Bank stock	1,128	27	3.19%	567	22	5.17%
Total interest-earning assets	304,671	12,443	5.45%	270,060	11,547	5.70%
Allowance for credit losses	(2,504)			(2,401)
Non-accrual loans	48			618
Cash and due from banks	24,391			17,332
Premises	2,892			3,098
Other non-earning assets	10,634			11,736
Total average assets	$340,132	$12,443		$300,443	$11,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$65,213	$85	0.17%	$56,145	$89	0.21%
Money market accounts	83,140	467	0.75%	71,118	511	0.96%
Time certificates of deposit, under $100,000	35,078	404	1.54%	36,171	546	2.01%
Time certificates of deposit, $100,000 and over	23,765	338	1.90%	24,495	399	2.17%
Total interest-bearing deposits	207,196	1,294	0.83%	187,929	1,545	1.10%
Other borrowed funds	7,562	149	2.63%	8,000	218	3.63%
Federal funds purchased	3	—	—	—	—	—
Total interest-bearing liabilities	214,761	1,443	0.90%	195,929	1,763	1.20%
Non-interest bearing demand deposits	94,553			75,821
Other liabilities	3,065			3,517
Shareholders’ equity	27,753			25,176
Total average liabilities and shareholders’ equity	$340,132	$1,443		$300,443	$1,763

Interest income and rate earned on average earning assets		$12,443	5.45%		$11,547	5.70%
Interest expense and interest cost related to average interest-bearing liabilities		1,443	0.90%		1,763	1.20%

Net interest income and net interest margin		$11,000	4.81%		$9,784	4.83%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $322 and $285 in 2004 and 2003, respectively.

(2)  Loan fees totaling $552 and $530 for the nine month periods ended September 30, 2004 and 2003, respectively, are included in loan interest income.

Results of Operations for the First Nine Months of 2004 Compared to the First Nine Months of 2003

Net income for the first nine months of 2004 was $2,654,000 compared to $2,609,000 for the first nine months of 2003, a 1.7% increase.  The increase was mainly due to a $1,174,000 increase in net interest income which was partially offset by the $352,000 decrease in non-interest income, a $233,000 increase in non-interest expense, and a $544,000 increase in income tax expense.  The increase in net interest income is mainly attributable to increased volume of average earning assets in the periods under review and the recent interest rate increases and a modest decreases in interest expense.  The decrease in non-interest income is mainly due to decreases in loan placement fees, and rental income from equipment leased to others. The major contributor to the increase in non-interest expense was salary and benefit expense. The increase in income tax expense can be attributed to the affect of the REIT described in Income Taxes below.

INTEREST AND FEE INCOME FROM LOANS

Interest income and fees from loans increased 6.4% in the first nine months of 2004 compared to the first nine months of 2003, and average total loans increased 11.8% in the period under review.  The competition in loan pricing from major and regional banks that have located in the Fresno/Clovis market in the past 2 years has been a significant challenge to the Bank’s net interest margin.  The effective yield on loans for the first nine months of 2004 was 6.62% compared to 6.98% for the first nine months of 2003, a 36 basis point decrease. As described above, in 2004 the Company reassessed costs associated with originating loans which resulted in an increase in origination costs deferred. Loan origination costs represent the Bank’s expense to get a loan through approval to boarding and is an offset to salary expense.  The effect was a reduction in the amount of loan fees that are amortized over the life of the loan, a reduction in yield on loans, and an increase in the loan origination costs that offset salary expenses.  (Refer to Salary Expenses below.)

Average loan volume for the first nine months of 2004 was $191,922, 000 compared to $171,705,000 for the first nine months of 2003, a $20,217,000 increase.  Due to increases in the Federal funds rate on June 30, 2004, August 17, 2004, and September 21, 2004, the Company’s prime rate increased 75 basis points from 4.00% to 4.75%.  The positive effect of the Company’s asset sensitive position is evident in the $571,000 increase in interest income from loans in the periods under review.

INTEREST INCOME FROM INVESTMENTS

The portfolio is comprised of U.S. government agency securities, mortgage-backed securities, obligations of states and political subdivisions, mutual funds, and corporate debt instruments.

Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks increased 12.4% in the first nine months of 2004 compared to the same period of 2003, mainly due to a 19.9% increase in total investment securities volumes.  Interest income from investment securities is a significant contributor to income and represents 20.1% of total interest income.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At September 30, 2004, the Company held $45,605,000, or 51.0% of the total investment portfolio, in MBS and CMOs with an average yield of 3.08% compared to $56,854,000 at September 30, 2003, or 64.1% of the total investment portfolio, with an average yield of 2.84%.  Historical low mortgage rates in the past two years created numerous refinancing opportunities for homeowners.   As interest rates decreased, principal paydowns on MBS and CMOs increased as borrowers refinanced to take advantage of the lower rates. Principal paydowns on CMOs and MBS effect the yield on the investments.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.  Additionally, the increased cashflows from principal prepayments created accelerated premium amortization which negatively affected yield and income.  The recent rise in rates has slowed the prepayments on the MBS and CMOs, which is reflected in the increase in interest income, and increased effective yield on CMOs and MBS.

The Company recognizes the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.   At September 30, 2004, the average weighted life of the investment portfolio was 3.6 years.  The Company has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  The Company recognized the market rate risk of the investment portfolio in an increasing rate environment.  At September 30, 2004, the book value of the investment portfolio was $89,449,000, and the market value was $90,898,000, for an unrealized gain of $1,449,000.  At September 30, 2004, the Company’s market risk related to its investment portfolio was higher in an increasing rate environment versus a declining rate environment.  At September 30, 2004 an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the Company’s investment portfolio by approximately $5,728,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $3,844,000 at September 30, 2004.

The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past 3 months which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

The amortized cost and estimated market value of available-for-sale investment securities at September 30, 2004 and September 30, 2003 consisted of the following:

September 30, 2004 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Government agencies	$20,556	$161	$(126)	$20,591
Obligations of states and political subdivisions	18,742	815	(85)	19,472
U.S. Government agencies collateralized by mortgage obligations	45,605	737	(53)	46,289
Other securities	4,546	—	—	4,546
	$89,449	$1,713	$(264)	$90,898

September 30, 2003 (In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value

U.S. Government agencies	$7,200	$454	$-0	-	$7,654
Obligations of states and political subdivisions	18,304	848	(323)		18,829
U.S. Government agencies collateralized by mortgage obligations	56,854	984	(362)		57,476
Corporate bonds	979	122	—		1,101
Other securities	5,404	—	—		5,404
	$88,741	$2,408	$(685)		$90,464

INTEREST EXPENSE FROM DEPOSITS

Interest expense for interest bearing deposits was $1,294,000 in the first nine months of 2004 compared to $1,545,000 for the same period of 2003, a 16.3% decrease even with the 10.3% growth in average interest bearing deposits over the same period.  Average interest bearing deposits were $207,196,000 for the first nine months of 2004 compared to $187,929,000 for the first nine months of 2003.  The Company has managed the rates paid on deposits through its management ALCO meetings, monitoring the competition, and general market while still continuing to attract new deposit relationships.

If interest rates were to decline, the Company could experience restraints on further decreases in the rates paid on deposit products.  Additionally, interest rate risk could increase as depositors are reluctant to accept continued low deposit rates and search for higher yields in investment products other than those offered by the Company.  Conversely, as interest rates increase, the Company could benefit from the immediate increase in loan rates without comparable immediate increases in deposit rates. However, due to the prolonged period of unchanged interest rates, deposit rates may not follow historical patterns as depositors demand higher paying yields on their deposits. On June 30, 2004, and August 17, 2004, and September 21, 2004, the FOMC announced a 25 basis point increase in the Federal Funds rate.  The Federal funds rate at September 30, 2004 was 1.75%. The effective rates paid on interest bearing deposits was 0.83% for the first nine months of 2004 compared to 1.10% for the same period of 2003.  The decrease in rates paid may also reflect the movement of deposited funds to shorter term deposit products as depositors anticipate rate increases.   Average time certificates of deposits decreased $1,823,000 in the periods under review.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased $18,732,000 to $94,553,000, or 31.3% of total average deposits for the first nine months of 2004 compared to $75,821,000, or 28.7% of total average deposits for the first nine months of 2003.    New business relationships and expansion of existing relationships were major contributors to this increase.  Increased emphasis on a sales culture throughout the Company contributed to the increase in relationships.

INTEREST EXPENSE FROM OTHER LIABILITIES

Other interest expense decreased in the periods under review mainly due to a decrease in the rate paid on other borrowings.  The Company utilizes its Federal Home Loan Bank (“FHLB”) credit line for short-term liquidity needs as well as to take advantage of opportunities to lock in low funding rates for increased loan growth. Borrowings from the FHLB were $7,000,000 at September 30, 2004 compared to $8,000,000 at September 30, 2003. The average maturities and weighted average rate of the FHLB borrowings at September 30, 2004 were 1.06 years and 2.32%, respectively, compared to weighted average maturity and weighted average rate of 0.53 years and 3.47%, respectively at September

30, 2003.  (Refer to the discussion on Liquidity for further information.) The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

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

The CCA sets the specific reserve for all adversely risk-graded credits quarterly.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not adversely graded.  Historical loss experience within the portfolio along with peer bank loss experiences are used in determining the level of reserves held.

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

The Company made no additions to the allowance for credit losses in the first nine months of 2004 and 2003, due mainly to improvements in the Company’s historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years and recoveries on prior charged-off loans.   The net charge-off ratio declined to 0.005% for 2003 compared to 0.031% for 2002 and 0.209% for 2001.

An analysis of the changes in the allowance for credit losses for the nine-month periods ended September 30, 2004 and 2003 is as follows:

(Dollars in Thousands)	For the Nine Months Ended September 30, 2004		For the Nine Months Ended September 30, 2003
Balance, beginning of the year	$2,425		$2,433
Provision charged to operations	-0	-	-0	-
Losses charged to the allowance	(19)		(208)
Recoveries on loans previously charged off	144		148
Balance, end of period	$2,550		$2,373
Ratio of net credit recoveries (losses) to total average loans	0.07%		(0.03%	)

Percentage allowance for credit losses to total loans	1.22%		1.29%

Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

NON-INTEREST INCOME

Non-interest income decreased $352,000, or 10.2%, to $3,085,000 in the first nine months of 2004 compared to $3,437,000 in the same period of 2003. The major contributors to the change were decreases in rental income from equipment leased to others and loan placement fees which were partially offset by increases in service charges and gains on sale of investment securities.

Service charges increased $145,000 or 9.0% in the periods under review.  The continued success of the Company’s Overdraft Protection Program, introduced in 2003, and increased customer relationships were the major contributors to the increase.  The Company has focused increased emphasis on a sales culture and customer retention throughout the entire Company.

Loan placement fees decreased $166,000 or 40.8% in the first nine months of 2004 compared to the first nine months of 2003 mainly due to the increase in mortgage rates and less refinancing opportunities in the rates unchanged environment that existed in previous periods under review.  The staffing for this area of the Company has not increased during the past two years and compensation is based on commissions, therefore salary expense decreases as volume decreases. (Refer to Non-Interest Expense, Salaries below.)

Income from equipment leased to others decreased $392,000 as the Company’s strategy to exit this product has resulted in no operating leases on the balance sheet as of September 30, 2004. Refer to Non-Interest Expenses for discussion on depreciation of equipment leased to others.

Net realized gain on sales of investment securities increased $127,000 in the first nine months of 2004 compared to the first nine months of 2003.  The Company has utilized its investment portfolio for interest income protection as interest rates decreased during the past several years.  This strategy had resulted in significant market gains in the portfolio.

Other non-interest income decreased $66,000 in the periods under review.  Contributors to the decrease were reductions in cash surrender income on Bank Owned Life Insurance which was partially offset by increases in merchant fees on Visa and MasterCard.  The merchant fee increase can be attributed to a focused emphasis on the merchant Visa/MasterCard program.  The decrease in cash surrender income reflects the reduction in rate paid on Bank Owned Life Insurance due to the low interest rate environment.

NON-INTEREST EXPENSE

Non-interest expenses for the first nine months of 2004 increased $233,000, or 2.5%, compared to the same period in 2003.  The major components of the increase were increases in salaries, occupancy, and other non-interest expenses partially offset by the decrease in depreciation on equipment leased to others.

Salaries and employee benefits increased $275,000, or 5.1%, in the first nine months of 2004 compared to the first nine months of 2003.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel, and the addition of staff for the Company’s future downtown Fresno branch.  Benefit costs include performance incentives, salary deferral and profit sharing costs, group health insurance, and worker’s compensation insurance.  Also included in the salary expense are commissions paid to the personnel employed in the mortgage brokerage area.  Commissions paid decreased $75,000 in the periods under review.  Additionally, in 2004, the Company reassessed loan origination costs which resulted in an increase to the amount of direct salary costs deferred. Loan origination costs represent the bank’s expense to get a loan through approval to boarding and is an offset to salary expense.  Salaries and employee benefits adjusted for loan origination costs were $5,911,000 for the first nine months of 2004 compared to $5,572,000 for the same period of 2003, a $339,000, or 6.0% increase.  (Refer to discussion of Loan Income above.) These increases were anticipated and correspond to the Company’s overall strategic plan

Occupancy, furniture, fixtures, and equipment expense increased $25,000.  This 2.1% increase can be attributed to increased depreciation costs related to remodeling of offices in the second half of 2003.

Depreciation expense and the provision for residual losses on equipment leased to others decreased $162,000, in the first nine months of 2004 compared to the same period of 2003.  In the first nine months of 2003, the Company reversed $100,000 of its reserve for residual losses. As discussed above, the Company has successfully exited from this product. (Refer to Non-Interest Income above for discussion regarding income from rentals of equipment leased to others.)

Other non-interest expenses increased $95,000 in the periods under review. The following table describes significant components of other non-interest expense as a percentage of average assets (annualized) for the nine months ended September 30, 2004 and 2003.

For the nine month period ending September 30	Expense 2004		% Avg. Assets Annualized	Expense 2003	% Avg. Assets Annualized

Advertising	$269,000		0.11%	$296,000	0.13%
Audit/Accounting	184,000		0.07%	171,000	0.08%
Data/Item Processing	506,000		0.20%	508,000	0.23%
Director fees	155,000		0.06%	141,000	0.06%
Donations	62,000		0.02%	79,000	0.04%
Education/Training	43,000		0.02%	46,000	0.02%
General Insurance	85,000		0.03%	67,000	0.03%
Legal fees	92,000		0.04%	52,000	0.02%
Postage	109,000		0.04%	102,000	0.05%
Stationery Supplies	118,000		0.05%	101,000	0.04%
Telephone	76,000		0.03%	73,000	0.03%
Travel Expense	37,000		0.01%	28,000	0.01%
Operating Losses	52,000		0.02%	44,000	0.02%
Provision for Overdraft Losses	-0	-		45,000	0.02%
Other	834,000		0.31%	774,000	0.33%
Total other non-interest expenses	$2,622,000		1.03%	$2,527,000	1.12%

INCOME TAXES

Income tax expense was $1,575,000 for the first nine months of 2004 compared to $1,031,000 for the first nine months of 2003.  During the first nine months of 2004 the Company recognized expense to reverse state tax benefits previously recognized in 2002 relating to its REIT.  The total additional expense was $127,000 of which $116,000 was reflected in tax expenses for the first nine months of 2004 and $11,000 of which was charged to other expense.  The Company’s effective tax rate, excluding the additional REIT tax expense related to 2002, was 34.5% for the first nine months of 2004 compared to 28.3% for the first nine months of 2003.   The Company formed a REIT as a means of generating capital.  Additionally, management, based upon a tax opinion obtained from a nationally recognized accounting firm, believed the Company would be afforded certain favorable tax treatments available to REITs.  In the fourth quarter of 2003, the Company reversed certain previously recognized state tax benefits recorded in the first three quarters of 2003 due to an announcement by the California Franchise Tax Board (“FTB”) which set forth the FTB interpretation of the taxation of REITs.  Though management believed it had taken an appropriate position in its 2002 California tax filing, it determined that the Company would take advantage of a voluntary compliance initiative made available under recent California legislation.  Accordingly, the Company amended its California 2002 tax return adding additional taxable income related to REIT earnings that was previously excluded.  The Company elected this course of action because it limits its exposure to possible penalties and additional interest while reserving its right to appeal and claim a refund should an interpretation supporting the Company’s initial position be made by the FTB or the state’s courts.

EFFICIENCY RATIO

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio at September 30, 2004 was 69.9% compared to 72.6% at September 30, 2003.  This means that for every dollar of income generated, the cost of that income was 70 cents in the first nine months of 2004 and 73 cents in the same period of 2003.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 65.5% at September 30, 2004 remains lower than the loan to deposit ratios of many of the Company’s peers.

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

At December 31, 2004, the Company was considered “asset sensitive” and would be expected to benefit from rising interest rates.  The $571,000 increase in interest income from loans in the first nine months of 2004 is partially reflective of that “asset sensitive” position as prime rate has increased 75 basis points in the first nine months of 2004, providing a rising rates scenario as described above.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$28,212	8.0%	$25,595	7.8%
Central Valley Community Bank	$27,061	7.7%	$24,509	7.5%

Minimum requirement for “Well-Capitalized” institution	$17,552	5.0%	$16,314	5.0%
Minimum regulatory requirement	$14,042	4.0%	$13,020	4.0%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$28,212	11.4%	$25,595	11.7%
Central Valley Community Bank	$27,061	10.9%	$24,509	11.2%

Minimum requirement for “Well-Capitalized” institution	$14,889	6.0%	$13,101	6.0%
Minimum regulatory requirement	$9,926	4.0%	$8,713	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$30,762	12.4%	$28,020	12.8%
Central Valley Community Bank	$29,611	12.0%	$26,934	12.3%

Minimum requirement for “Well-Capitalized” institution	$24,815	10.0%	$21,834	10.0%
Minimum regulatory requirement	$19,852	8.0%	$17,426	8.0%

LIQUIDITY MANAGEMENT

The objective of our liquidity management is to maintain the Company’s ability to meet the day-to-day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs.  The liquidity position must be managed to allow the Company to meet the needs of its clients while maintaining an appropriate balance between assets and liabilities to maximize the return on investment expectation for its shareholders.  Sources and uses of funds are monitored on a daily basis to maintain an acceptable liquidity position assessing historical information such as seasonal demand, local economic cycles, and the economy in general.  In addition to liquidity from core deposits and repayments/maturities of loans and investments, the Company has the ability to sell securities, obtain Federal Home Loan Bank (“FHLB”) advances or purchase overnight Federal Funds.  Additionally, current ratios, management goals, and unique characteristics of the Company are considered.  Management accomplishes these objectives through the selection of asset and liability maturity mixes that it believes will meet the Company’s needs.

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold, available for sale investment securities (less pledged securities) averaged $104,470,000 for the first nine months of 2004, or 30.7% of average assets compared to $88,382,000, or 29.4% of average assets for the first nine months of 2003.  The ratio of average liquid assets to average non-interest bearing demand deposits was 110.5% for the first nine months of 2004 compared to 116.6% for same period of 2003.  These ratios suggest the Company had sufficient liquidity to fund unexpected deposit runoff or support increased loan activity.  The Company’s loan to deposit ratio at September 30, 2004 was 65.5%.

As mentioned above, unpledged investment securities may also provide liquidity through principal paydowns, maturities, or by selling the investment.  At September 30, 2004, $58,732,000 in unpledged securities was available as collateral for borrowing or for sale.  The market value of these unpledged securities was $59,308,000.

The following table reflects the Company’s credit lines, balances outstanding, and collateral pledgings at September 30, 2004 and 2003:

Credit Lines	September 30, 2004	Balance at September 30, 2004		September 30, 2003	Balance at September 30, 2003
Unsecured Credit Lines (interest rate varies with market)	$10,100,000	$-0	-	$8,000,000	$-0	-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $10,095,000 Market Value of Collateral $10,339,000	$7,000,000		Collateral pledged $8,981,000 Market Value of Collateral $9,360,000	$8,000,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,529,000 Market Value of Collateral $3,505,000	$-0	-	Collateral pledged $1,146,000 Market Value of Collateral $1,216,000	$-0	-

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

At September 30, 2004, the Company does not believe that inflation has a material impact on its consolidated financial position or results of operations.  However, if the inflation concerns cause short term rates to rise in the near future, the Company may benefit by immediate repricing of a majority of its loan portfolio.  Refer to Market Risk for further discussion.

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

PART II                 OTHER INFORMATION

 ITEM 2.                 CHANGES IN SECURITIES

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity for the Company’s third quarter of 2004 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan

07/01/2004 - 07/31/2004	—	—	—	$287,600
08/01/2004 - 08/31/2004	—	—	—	$287,600
09/01/2004 - 09/30/2004	—	—	—	$287,600

Total	—	—	—	$287,600

(1)     The Company approved a stock repurchase program effective January 21, 2004 and ending December 31, 2004 with the intent to purchase shares for an aggregate amount of $500,000.  The Company has suspended the repurchase program during the pendency of the merger with Bank of Madera County.  Consequently for the quarter ended September 30, 2004, the Company did not repurchase any shares.

(2)     All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

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

(b)          Reports on Form 8-K

On July 13, 2004, the Company filed a Current Report on Form 8-K reporting under Items 7 and 12 the issuance of a press release announcing unaudited financial information and related matters.  The Current Report included as an exhibit, a press release, dated July 12, 2004, containing certain unaudited financial information of the Company and a discussion of changes for the three and nine month periods ending September 30 2004 compared to the comparable period for the preceding year.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: November 02, 2004	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: November 02, 2004	By:	/s/G. Graham
G. Graham, Chief Financial Officer