Form 10KSB
period 2004-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2005-03-24
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $ 20,736,000

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 18, 2005:  $45,117,932.

State the number of shares of Common Stock outstanding as of March 18, 2005: 2,890,930

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement which will be filed within 120 days after December 31, 2004, in connection with the solicitation of proxies for its 2005 Annual Meeting of Shareholders, are incorporated by reference in Items 9, 10, 11 and 12 of part III hereof.  The portions of such documents that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No  ☒

TABLE OF CONTENTS

ITEM 1 -	DESCRIPTION OF BUSINESS

ITEM 2 -	DESCRIPTION OF PROPERTY

ITEM 3 -	LEGAL PROCEEDINGS

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 -	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7 -	FINANCIAL STATEMENTS

ITEM 8 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10 -	EXECUTIVE COMPENSATION

ITEM 11 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13 -	EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14	CONTROLS AND PROCEDURES

SIGNATURES

PART I

ITEM 1 -                                                 DESCRIPTION OF BUSINESS.

General

Central Valley Community Bancorp (the “Company”) was incorporated on February 7, 2000 as a California corporation, for the purpose of becoming the holding company for Central Valley Community Bank (the “Bank”), formerly known as Clovis Community Bank, a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Board of Governors”).

At December 31, 2004, the Company had one banking subsidiary, the Bank. The Company’s principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Fresno County, Sacramento County and the surrounding area through the Bank. The Company does not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to the Company refer to the Company and the Bank on a consolidated basis. At December 31, 2004, the Company had consolidated total assets of approximately $368,147,000. See Items 6 and 7, Management’s Discussion and Analysis or Plan of Operation and  Financial Statements.

During 2004, 2003 and 2002, the Company approved stock repurchase plans authorizing the purchase of shares up to a total cost of $500,000, or approximately 2%, 2% and 3%, respectively, of its common stock, in each year.  As of December 31, 2004, 2003 and 2002, the Company repurchased 9,000, 5,463 and 40,812 shares at a total cost of $213,000, $81,000 and $483,000, respectively.  On October 20, 2004, the Company announced the suspension of the 2004 stock repurchase plan.

As of March 15, 2005, the Company had a total of 153 employees and 127 full time equivalent employees, including the employees of the Bank.

On July 19, 2004, the Company entered into a merger agreement with Bank of Madera County which resulted in the addition of the Bank of Madera County branches in Oakhurst and Madera, California merging into Central Valley Community Bank December 31, 2004.  The merger was not effective until after the close of business on December 31, 2004.  Consequently, the assets acquired, liabilities assumed and the operating results for Bank of Madera County are not reflected in the financial information in this Form 10-KSB.  Pro forma financial information related to the acquisition is not included in this Form 10-KSB as the Bank of Madera County acquisition did not meet the significant subsidiary test. Unless expressly stated otherwise in this report, none of the information in this report for the period to and including December 31, 2004, reflects the financial or operating impact of the merger of Bank of Madera County and Bank.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates, a decline in economic conditions at the international, national or local level on the Company’s results of operations, the Company’s ability to continue its internal growth at historical rates, the Company’s ability to maintain its net interest margin, and the quality of the Company’s earning assets; (3) changes in the regulatory environment; (4) fluctuations in the real estate market; (5) changes in business conditions and inflation; (6) changes in securities markets (7) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

The Bank operates seven full-service banking offices in Clovis, Fresno, Kerman, Sacramento, and Prather, California. One of the offices is in a Save Mart Supermarket and offers extended banking hours, including Saturday hours, for the convenience of the Bank’s customers. The Bank established a Real Estate Division in 1995 in a freestanding facility in downtown Clovis. All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings. All types of permanent single family residential loans are also offered. No new offices or locations were completed in 2004.  According to the June 30, 2004 FDIC data, the six (6) branches in Fresno County (Clovis, Fresno, Kerman, and Prather branches) have a 5.3% combined deposit market share of all banks and 3.3% of all depositories including credit unions, thrifts, and savings banks.

During 2002, the Bank relocated its River Park and Fig Garden Village offices in Fresno, California to new expanded sites.  Also in 2002, the Bank opened two new full service offices in step with its strategic plans to expand its market areas to the entire central valley area of California.  An office in the Sacramento area was opened in the first half of 2002 and in the second half of 2002, a new office located in Kerman, California was opened.

The Bank anticipates additional branch openings to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates opening a new full-service office in 2005 in the Fresno downtown area.

On July 19, 2004, the Company entered into a merger agreement with Bank of Madera County which resulted in the addition of the Bank of Madera County branches in Oakhurst and Madera, California merging into Central Valley Community Bank after the close of business December 31, 2004.  Refer to Management’s Discussion and Analysis for further discussion of the merger.

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

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2004, the Company had total loans of $209,279,000.  Total commercial and industrial loans outstanding were $57,669,000; total agricultural loans outstanding were $15,946,000, total real estate construction, land development and other land loans outstanding were $35,364,000; total other real estate loans outstanding were $94,138,000, and total consumer installment loans outstanding were $6,420,000. The Company accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2004 approximately 61.7% of the Company’s loan portfolio held for investment consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 27.5% consisted of commercial loans.  See Item 6 - Management’s Discussion and Analysis or Plan of Operation. The Company believes that these concentrations are mitigated by the diversification of the loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. In addition, the business activities of the Company currently are mainly concentrated in Fresno County, California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company’s operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

The Company’s deposits are attracted from individual and commercial customers.  A material portion of the Company’s deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Company.

In order to attract loan and deposit business from individuals and small businesses, the Company maintains the following lobby hours at its branches:

Branch	Monday – Thursday	Friday	Saturday
Clovis Main	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Clovis Main Drive Up	8:00 a.m. to 5:30 p.m.	8:00 a.m. to 6:00 p.m.	None
Foothill	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Clovis/Herndon	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 5:00 p.m.
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Kerman	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
River Park	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
River Park Drive Up	8:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None

Automated teller machines operate at 7 branch locations and 1 non-branch location 24 hours per day, seven days per week. No automated teller machines are currently located at the Sacramento office. The Company’s Real Estate and Small Business Administration (“SBA”) Departments maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available at customer request.

To compete effectively, the Bank relies substantially on local promotional activity, personal contacts by its officers, directors and employees, referrals by its shareholders, extended hours, personalized service and its reputation in the communities it serves.

In Fresno County, in addition to the Company’s seven branch locations, serving the Bank’s primary service areas, as of December 31, 2004 there were 84 operating banking offices in the Company’s primary service area, which consists of the cities of Clovis, Fresno, Kerman and Prather, California, of which 63 were offices of regional and major chain banking systems and 21 were offices of other community banks. Prather does not contain any banking offices other than the Company’s office. The Company’s primary service area contains 36 thrift offices. and credit unions. Business activity in the Company’s primary service area is oriented towards light industry, small business and agriculture.  The June 2004 FDIC Summary of Deposits report indicated the Company had 5.3% of the total deposits held by banks in Fresno County.

In Sacramento County, in addition to the Company’s one branch, as of December 31, 2004 there were 156 operating banking offices in the Company’s primary service area of which 117 were offices of regional and major chain banking systems and 39 were offices of other community banks. The Sacramento service area contains 46 thrift offices.

The banking business in California generally, and in the Company’s primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Company is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Major banks offer certain services such as international banking and trust services which are not offered directly by the Bank but which usually can be offered indirectly through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. Legal lending limits to an individual customer are limited to a percentage of a bank’s total capital accounts. As of December 31, 2004, the Bank’s legal loan limits to individual customers were $4,905,000 for unsecured loans and $8,174,000 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Central Valley Community Realty, LLC

The Bank formed a real estate investment trust, Central Valley Community Realty, LLC (“CVCR”) in 2002. The trust invested in the Bank’s real estate related assets. Refer to Item 6, Management’s Discussion and Analysis or Plan of Operations for further discussion on CVCR.

Statistical Disclosure

This information should be read in conjunction with the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 6 and 7 of this annual report.

Distribution Of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth the Company’s average consolidated balance sheets for the years ended December 31, 2004, 2003 and 2002 and an analysis of interest rates and the interest rate differential for the years then ended. Table B sets forth the changes in interest income and interest expense in 2004 and 2003 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value of investment securities at December 31, 2004, 2003 and 2002 and the book value, maturities and weighted average yield of investment securities at December 31, 2004 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2004, 2003, 2002, 2001, and 2000 is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2004 are summarized in Table E.

Table F shows the composition of non-accrual, past due and restructured loans at December 31, 2004, 2003, 2002, 2001, and 2000. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on non-accrual status.

Summary Of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2004, 2003, and 2002.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2004.

Return On Equity And Assets

Table J sets forth certain financial ratios for the years ended December 31, 2004, 2003 and 2002.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2004, 2003 and 2002. The average balances reflect daily averages except non-accrual loans, which were computed using quarterly averages.

	2004			2003			2002
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$2,192	$37	1.69%	$500	$11	2.20%	$175	$5	2.86%
Securities:
Taxable securities	77,734	2,462	3.17%	67,238	1,981	2.95%	50,974	2,629	5.16%
Non-taxable securities(1)	18,833	1,271	6.75%	15,842	1,142	7.21%	10,136	776	7.65%
Total investment securities	96,567	3,733	3.87%	83,080	3,123	3.76%	61,110	3.405	5.57%
Federal funds sold	16,310	234	1.43%	17,642	185	1.05%	12,826	195	1.52%
Total securities	112,877	3,967	3.51%	100,722	3,308	3.28%	73,936	3,600	4.87%
Loans (2)(3)	195,145	13,227	6.78%	174,057	12,039	6.92%	147,956	11,195	7.57%
Federal Home Loan Bank stock	1,200	41	3.42%	567	28	4.94%	665	29	4.36%
Total interest-earning assets (1)	311,414	$17,272	5.55%	275,846	$15,386	5.58%	222,732	$14,829	6.66%
Allowance for credit losses	(2,523)			(2,398)			(2,390)
Non-accrual loans	36			651			698
Cash and due from banks	23,567			18,364			14,988
Bank premises and equipment	2,863			3,082			2,719
Other non-earning assets	10,860			10,839			10,201
Total average assets	$346,217			$306,384			$248,948

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:

Savings and NOW accounts	$67,099	$118	0.18%	$57,282	$115	0.20%	$47,936	$168	0.35%
Money market accounts	84,178	660	0.78%	72,720	659	0.91%	52,414	817	1.56%
Time certificates of deposit, under $100,000	37,082	550	1.48%	36,554	710	1.94%	36,099	901	2..50%
Time certificates of deposit, $100,000 and over	21,884	465	2.12%	24,239	520	2.15%	16,999	507	2.98%
Total interest-bearing deposits	210,243	1,793	0.85%	190,795	2,004	1.05%	153,448	2,393	1.56%
Other borrowed funds	7,311	185	2.53%	8,230	286	3.48%	11,277	335	2.97%
Federal funds purchased	2	—	—	—	—	—	18	0	1.09%
Total interest-bearing liabilities	217,556	$1,978	0.91%	199,025	$2,290	1.15%	164,743	$2,728	1.66%
Non-interest bearing demand deposits	97,210			79,364			59,181
Other liabilities	3,248			2,511			2,420
Shareholders’ equity	28,203			25,484			22,604
Total average liabilities and shareholders’ equity	$346,217			$306,384			$248,948
Interest income and rate earned on average earning assets (1)		$17,272	5.55%		$15,386	5.58%		$14,829	6.66%
Interest expense and interest cost related to average interest-bearing liabilities		1,978	0.91%		2,290	1.15%		2,728	1.66%
Net interest income and net interest margin(4)		$15,294	4.91%		$13,096	4.75%		$12,101	5.43%

(1)           Computed on a tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $432, $388 and $264 in 2004, 2003 and 2002, respectively.

(2)           Loan interest income includes loan fees of $808 in 2004; $721 in 2003; and $755 in 2002 (dollars in thousands).

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

	Year Ended December 31
	2004 Compared to 2003			2003 Compared to 2002
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$28	$(2)	$26	$7	$(1)	$6
Investment securities:
Taxable	325	156	481	1,884	(2,532)	(648)
Non-taxable (1)	195	(66)	129	408	(42)	(366)
Total investment securities	520	90	610	2,292	(2,574)	(282)
Federal funds sold	(13)	62	49	(55)	45	(10)
Loans	1,384	(196)	1,188	1,639	(795)	844
FHLB Stock	18	(5)	13	(9)	8	(1)
Total earning assets(1)	1,937	(51)	1,886	3,874	(3,317)	557
Interest expense:
Deposits:
Savings and negotiable orders of withdrawal	20	(16)	4	637	(848)	(211)
Certificates of deposit under $100,000	10	(170)	(160)	(1,684)	1,642	(42)
Certificates of deposit $100,000 and over	(50)	(5)	(55)	(13)	(123)	(136)
Total deposits	(20)	(191)	(211)	(1,060)	671	(389)
Federal funds purchased	0	0	0	(1)	1	0
Other borrowed funds	(30)	(71)	(101)	(132)	83	(49)
Total interest bearing liabilities	(50)	(262)	(312)	(1,193)	755	(438)
Net interest income (1)	$1,987	$211	$2,198	$5,067	$(4,072)	$995

(1)           Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2004, 2003 and 2002 is set forth in the following table. At December 31, 2004, the Bank held no investment securities from any issuer which totaled over 10% of the Company’s shareholders’ equity.

Available for Sale (In Thousands)	Book Value at December 31
	2004	2003	2002
U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$22,492	$11,123	$10,619
Mortgage-backed securities	52,292	55,490	44,421
Obligations of states and political subdivisions	19,993	19,947	16,629
Corporate bonds	0	0	974
Other securities	3,644	7,632	2,348
Total Available-for-Sale Securities	$98,421	$94,192	$74,991

The book value, maturities and weighted average yield of investment securities at December 31, 2004 are summarized in the following table.

	Maturing
(Dollars in Thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available for Sale	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Obligations of other U.S.Government agencies and corporations	—	—	$22,492	4.18%	—	—			$22,492	4.18%

Mortgage-backed securities	$3	9.64%	349	4.50%	$13,622	5.19%	$38,318	5.93%	52,292	5.72%

Obligations of states & political subdivisions	—	—	2,749	4.86%	4,767	4.08%	12,477	3.74%	19,993	3.97%

Other securities	3,644	2.38%	—	—	—	—	—	—	3,644	2.38%

Total Available for Sale	$3,647	2.38%	$25,590	4.26%	$18,389	4.90%	$50,795	5.39%	$98,421	4.89%

(1)           Not computed on a tax equivalent basis.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2004, 2003, 2002, 2001 and 2000 is summarized in the table below.

(In Thousands)	2004	2003	2002	2001	2000
Commercial and industrial	$57,669	$55,506	$47,790	$51,718	$36,614
Real estate
Construction, land development & other land loans	35,364	25,232	20,379	27,462	12,829
Other	94,138	90,033	78,338	41,858	33,534
Loans to finance agricultural production or other loans to farmers	15,946	10,714	3,285	1,159	941
Installment loans to individuals for household, family and other personal expenditures	6,420	5,117	5,581	5,517	7,371
Leases			3,828	5,656	4,612
Other	240	320	13	302	385
Subtotal	209,777	186,922	159,214	133,672	96,286
Deferred loan fees, net	(498)	(648)	(488)	(401)	(266)
Subtotal	209,279	186,274	158,726	133,271	96,020
Allowance for credit losses	(2,697)	(2,425)	(2,433)	(2,474)	(2,047)
Total (1)	$206,582	$183,849	$156,293	$130,797	$93,973

(1)Includes non-accrual loans of:

2004	2003	2002	2001	2000
—	$634	$466	$1,109	$205

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of the Company’s loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2004.

Maturity Distribution of Loans (1): (In Thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Real estate construction	$33,315	$1,444	$605	$35,364
Other real estate	74,461	4,429	15,248	94,138
Commercial, agricultural and other	66,510	6,924	421	73,855
Installment	3,690	1,311	1,419	6,420
	$177,976	$14,108	$17,693	$209,777
Sensitivity to Changes in Interest Rates:
Loans with Fixed Interest Rates		$10,508	$16,881	$27,389
Loans with Floating Interest Rates		3,600	812	4,412
Total		$14,108	$17,693	$31,801

Table F

COMPOSITION OF NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of non-accrual, restructured and past due loans at December 31, 2004, 2003, 2002, 2001, and 2000 is set forth below:

(Dollars in Thousands)	December 31
	2004	2003	2002	2001	2000
Non-accrual	$0	$634	$466	$1,109	$205
Accruing loans past due 90 days or more	0	0	0	0	0
Restructured loans	0	0	615	627	0
	$0	$634	$1,081	$1,736	$205

Non-accrual loans to total loans	0.0%	0.3%	0.3%	0.8%	0.2%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from non-accrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on non-accrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is ninety days or more past due. Loans in the non-accrual category are treated as non-accrual loans even though the Company may ultimately recover all or a portion of the interest due. These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured. There were no loans on non-accrual at December 31, 2004.

There was no interest foregone on non-accrual loans for the year ended December 31, 2004. Interest income on non-accrual loans that would have been recognized in the year ended December 31, 2003 if the loans had been current in accordance with their original terms was $27,000.

In 2002 and 2001, the Company had one (1) restructured loan in the principal amount of $615,000 and $627,000, respectively. At December 31, 2004, 2003 and 2000 the Company had no restructured loans. See Note 3 of the Notes to Consolidated Financial Statements of the Company included under Item 7 - Financial Statements for information concerning the Company’s recorded investment in loans for which an impairment has been recognized. Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination. Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

When a loan is classified as impaired, the net fair value (i.e., the measure of the impaired loan) is computed based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Alternatively, if the loan is collateral dependent, impairment is measured based on the fair value or market price of the collateral. If the net fair value of the impaired loan is less than the recorded investment in the loan, then the resulting impairment amount is recognized through the allowance for credit losses with a corresponding charge to the provision for credit losses. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

As of December 31, 2004, the Company had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

(Dollars in Thousands)	2004	2003	2002	2001	2000
Loans outstanding at December 31,	$209,777	$186,922	$159,214	$133,672	$96,286
Average loans outstanding during period	$195,181	$174,708	$148,654	$112,534	$85,968
Allowance for credit losses:
Balance at beginning of year	$2,425	$2,433	$2,474	$2,047	$2,236
Deduct loans charged-off:
Commercial and industrial	0	(172)	(289)	(342)	(146)
Real estate - construction	0	0	0	0	0
Real estate - other	0	0	0	0	(868)
Loans to finance agricultural and other loans to farmers	0	0	0	0	0
Loans to individuals for household, family and other personal expenditures	(24)	(45)	(63)	(49)	(128)
Other	0	0	0	0	0

Total loans charged-off	(24)	(217)	(352)	(391)	(1,142)
Add recoveries of loans charged off:
Commercial and industrial	273	167	275	122	271
Real estate - construction	0	0	0	0	0
Real estate - other	0	9	0	37	0
Loans to finance agricultural and other loans to farmers	0	0	0	9	591
Loans to individuals for household, family and other personal expenditures	23	33	36	28	41
Total recoveries	296	209	311	196	903
Net recoveries (charge-offs)	272	(8)	(41)	(195)	(239)

Add provision charged to operating expense	0	0	0	622	50
Balance at end of year	$2,697	$2,425	$2,433	$2,474	$2,047
Allowance for credit losses as a percentage of outstanding loan balance	1.29%	1.30%	1.53%	1.85%	2.13%
Net recoveries (charge-offs) to average loans outstanding	0.15%	(0.01)%	(0.03)%	(0.17)%	(0.28)%

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

The Company made no additions to the allowance for credit losses in 2004, 2003 and 2002 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged-off loans.

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

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2004		2003		2002		2001		2,000
(Dollars in Thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$786	27.2%	$717	28.8%	$985	41.9%	$1,345	35.1%	$877	36.3%
Real estate construction	197	17.0%	249	13.6%	85	13.8%	141	32.3%	272	13.3%
Real estate - other	1,034	45.1%	777	48.5%	1,039	36.3%	370	23.8%	712	35.4%
Loans to finance agricultural and other loans to farmers	151	7.6%	540	5.8%	159	2.5%	380.9%		20	1.7%
Loans to individuals for household, family and other personal expenditures and other loans	178	2.6%	85	2.3%	58	3.0%	62	3.6%	158	7.9%
Lease contracts	—	.4%	3.9%		—	2.3%	—	4.1%	—	5.1%
Other	51.1%		47.2%		40.2%		—	.2%	8	0.3%
Non-specific reserve	300		7		67		176		—
	$2,697		$2,425		$2,433		$2,474		$2,047

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible. It is the policy of management to make additions to the allowance so that it remains adequate to cover all potential loan charge-offs that exist in the portfolio at that time

Table H

DEPOSITS

The Company has no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2004, 2003 and 2002.

	(Dollars in Thousands)
	2004		2003		2002
	Balance	Rate	Balance	Rate	Balance	Rate

Savings, money market and NOW accounts	$151,277	0.51%	$130,002	0.60%	$100,350.98%
Time certificates of deposit, under $100,000	$37,082	1.48%	$36,554	1.94%	$36,099	2.50%
Non-interest bearing demand	$97,210	N/A	$79,364	N/A	$59,181	N/A

Total deposits	$307,453		$270,159		$212,629

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2004.

(In Thousands)
Three months or less	$9,642
Over 3 months through 6 months	2,222
Over 6 through 12 months	5,484
Over 12 months	8,506
$25,854

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Net Income:	1.07%	1.10%	1.12%
To average assets	13.10%	13.23%	12.32%
To average shareholders’ equity
Dividends declared per share to net income per share	7.87%	8.40%	4.90%
Average shareholders’ equity to average assets	8.15%	8.32%	9.08%

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

PAYMENT OF DIVIDENDS

THE COMPANY

The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code. At December 31, 2004, the Company had no outstanding shares of preferred stock.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2004 follow:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.0%	10.0%	12.9%	12.6%
Tier 1 risk-based capital ratio	4.0%	6.0%	11.8%	11.6%
Tier 1 leverage capital ratio	4.0%	5.0%	8.2%	8.0%

RECENT LEGISLATION

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

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  The Bank was last examined for CRA compliance by its primary regulator, the FDIC, as of March 2001 .

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

SENT THIS SECTION TO RAY FOR REVIEW AND UPDATING 3/1 DUE TO RONA 3/3

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

Congress enacted the FACT Act, (Fair and Accurate Credit Transaction Act) of 2003, which will have the effect of avoiding the sunset preemption provision of the Fair Credit Reporting Act (FCRA) that were due to expire on December 31, 2003.  The President signed the FACT Act into law on December 4, 2003.  In general, the FACT

Act amends the FCRA and, in addition, provides that, when the implementing regulations have been issued and become effective, the FACT Act will preempt elements of the California Financial Information Privacy Act.  The FACT Act requires the Board of Governors and the Federal Trade Commission to issue final regulations within nine months of the effectiveness of the FACT Act, and that those regulations must become effective within six months of issuance.  The provisions of the regulations that will implement the FACT Act, and the timing of their effect on the Bank, cannot be determined at this time.

CHECK 21 ACT

On December 22, 2003, the Board of Governors approved a proposed rule to amend Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (Check 21 Act).  The Check 21 Act was enacted on October 28, 2003 and became effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes.  A substitute check is a paper reproduction of the original check that can be processed just like the original check.  The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically.  The amendments: 1) set forth the requirements of the Check 21 Act that apply to banks; 2) provide a model disclosure and model notices relating to substitute checks; and 3) set forth bank endorsement and identification requirements for substitute checks.

The Bank has been imaging its customers’ checks since 2000 and anticipates that Check 21 Act will have limited impact on the Bank.  The Act provides for “paperless” clearing of transit items which may provide some cost savings in transportation costs.

Recent Accounting Pronouncements

Other-Than-Temporary Impairment of Securities

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired.  The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary.  In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations.  The disclosures for investments that are deemed temporarily impaired are included in Note 2 to the financial statements.  Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company is required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123.  FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. To avoid the non-cash expense that would be associated with the option plan in the future, the Board of Directors in February 2005 accelerated the vesting of a substantial portion of the presently outstanding stock options.

Accounting for Loans and Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It also includes such loans acquired in purchase business combinations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

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

The business of the Company is not seasonal except for the agricultural loans which represent 7.6% of total loans.  The Company intends to continue with the same basic commercial banking activities that have characterized the Bank’s operations since its inception.

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

ITEM 2 -                                                 DESCRIPTION OF PROPERTY.

(a)          Properties

The following chart sets out the properties owned and leased by the Bank.  Properties owned by the Bank are held without loans or encombrances. All of the property described as leased is leased directly from independent parties.  Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company.

	OWNED	LEASED	TOTAL
FULL SERVICE BRANCHES
Main Branch 600 Pollasky Avenue, Clovis, CA	1		1
Foothill Branch, Prather, CA	1		1
Kerman Branch, Kerman, CA		1	1
River Park Branch, Northeast Fresno, CA		1	1
Fig Garden Branch, Northwest Fresno, CA		1	1
Supermarket Branch, Clovis, CA		1	1
Sacramento Private Banking, Gold River, CA		1	1

OTHER FACILITIES:
Accounting and Information Services Department 536 Woodworth, Clovis, CA	1		1
Real Estate Department and Loan Servicing 795 Pollasky Avenue, Clovis, CA		1	1
Training Facility 630 Pollasky Avenue, Clovis, CA		1	1
Executive Administration Office 642 Pollasky Avenue, Clovis, CA		1	1
SBA Department 624 Pollasky Avenue, Clovis CA		1	1
Total	3	9	12

The Bank has plans to lease a full service branch at 2500 Tulare in Fresno, California in the second quarter of 2005.  Effective January 1, 2005, two full service branches were added to leaseholds in Madera and Oakhurst , California as a result of the acquisition of Bank of Madera County.

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

(c)          Description of Real Estate and Operating Data

Inapplicable.  None of the net book values of the properties listed above represent 10% or more of total assets of the Company as of December 31, 2004.

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

ITEM 4 -                                                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5 -                                                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is listed for trading on the Nasdaq SmallCap Market under the ticket symbol CVCY.  As of February 28, 2005, the Company had approximately 450 shareholders of record.

The following table summarizes the high and low sales prices for the Company’s common stock for the periods presented.

	Sales Prices for the Company’s Common Stock (1)
Quarter Ended	Low	High
March 31, 2003	$13.75	$16.00
June 30, 2003	$14.50	$17.50
September 30, 2003	$16.80	$20.00
December 31, 2003	$18.20	$24.95
March 31, 2004	$20.50	$27.00
June 30, 2004	$23.00	$25.00
September 30, 2004	$22.00	$30.00
December 30, 2004	$22.75	$26.85

(1)  The Company’s common stock was not listed on the Nasdaq SmallCap Market until March 5, 2004. Consequently,  sales prices in 2003 are based on over the counter (OTC) transactions while sales prices in 2004 fell under NASDAQ.

 The Company paid $0.10 per share cash dividends in 2004 and 2003 and a $0.05 per share cash dividend in 2002. On January 6, 2003, the Company effected a two-for-one stock split.  As a result of the borrowing from Bank of the West, during the time the borrowing remains outstanding, which is expected to be until approximately 2007, the Company does not anticipate paying dividends to its shareholders.  See Footnote 7 in the Notes to Consolidated Financial Statements for further details on the borrowing.

Inquiries regarding Central Valley Community Bancorp’s accounting, internal accounting controls or auditing concerns should be directed to Steven D. McDonald, chairman of the Board of Directors’ Audit Committee, at steve.mcdonald@cvcb.com.

ITEM 6 -                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements, including the Notes thereto, at pages 50 through 86 herein.

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates, a decline in economic conditions at the international, national or local level on the Company’s results of operations, the Company’s ability to continue its internal growth at historical rates, the Company’s ability to maintain its net interest margin, and the quality of the Company’s earning assets; (3) changes in the regulatory environment; (4) fluctuations in the real estate market; (5) changes in business conditions and inflation; (6) changes in securities markets (7) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

INTRODUCTION:

Central Valley Community Bancorp (NASDAQ: CVCY) (the “Company”) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary.  The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.  To garner public acceptance beyond the Clovis-Fresno area, the Company made a decision in the first half of 2002 to change the name of its one subsidiary, Clovis Community Bank, to Central Valley Community Bank (the “Bank”).

During 2004, the Company focused on assuring competitive products and services to our clients were made available while adjusting to the many new laws and regulations that affect the banking industry.  No new branches or relocations were undertaken in 2004. The Bank opened an office in Kerman, California and a private banking facility in Sacramento, California in 2002 and anticipates opening a full service retail office in the Fresno downtown area in summer 2005.

After the close of business on December 31, 2004, the Company acquired all of the assets and assumed the liabilities of Bank of Madera County, a two-branch state chartered bank.  On July 19, 2004,

the Company signed a definitive agreement to merge Bank of Madera County (“BMC”) into the Company’s wholly owned subsidiary, Central Valley Community Bank (the “Bank”).  The Company filed a Form S-4, Registration Statement Under the Securities Act of 1933 on August 25, 2004 with the Securities and Exchange Commission to register the shares of the Company’s common stock to be issued in the merger. All approvals of the merger were received from the FDIC, DFI and the Federal Reserve Bank of San Francisco, under the Bank Holding Company Act, as of December 17, 2004.  On December 20, 2004, the shareholders of BMC approved the merger and the merger was closed after the close of business on December 31, 2004.  BMC had $68,080,000 in total assets and $3,821,000 in shareholders’ equity as of December 31, 2004. Under the terms of the Agreement, BMC shareholders will receive a total of approximately $12,400,000 in cash and stock, representing $6,200,000 in cash and 261,053 shares of the Company’s common stock.  In addition, the holders of BMC common stock options received $1,911,000 for those options.

The transaction is valued at $12,400,000, or $26.22 per share of Bank of Madera County common stock.  There were no material relationships between Bank of Madera County, its officers, shareholders or employees and Central Valley Community Bancorp and Central Valley Community Bank, and its officers, shareholders or employees, other than in respect to the transaction.  Funds utilized in the transaction came solely from cash held at Central Valley Community Bank.

In December 2004, the Company entered into a non-revolving loan agreement with Bank of the West under which the Company borrowed $2,500,000 and added $2,000,000 in additional capital to the Bank.  It is unlikely that the Company will pay dividends until the debt is paid. Refer to “Other Liabilities” for further information regarding the credit arrangement.

Due to the merger becoming effective after the close of business on December 31, 2004, the assets acquired, liabilities assumed and the operating results for BMC are not reflected in the financial statements of the Company or in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The merger of the Bank and BMC will bring the total number of branches to nine (9).  The combined banks will have approximately $435,475,000 in total assets.  Total loans for BMC at December 31, 2004 were $45,779,000 and the Company’s total gross loans were $209,279,000 at December 31, 2004 for a combined total of $255,058,000.  Total deposits for BMC at December 31, 2004 were $63,769,000 and the Company’s total deposits at December 31, 2004 were $326,006,000 for a combined total of $389,775,000.

The Company successfully offered an incentive program to BMC employees to retain and increase loans and deposits during the transition period of the merger.  BMC’s average gross loans for June 2004 were 43,300,000 compared to $44,941,000 for December 2004.  BMC’s average deposits for June 2004 were $55,300,000 compared to $62,012,000 for December 2004.  There is no assurance that this level of loan and deposit retention will continue.

For a summary of assets acquired and liabilities assumed, see Footnote 17 to the audited financial statements at page 84.

This is the first acquisition to be undertaken by the Company. Management believes that the merger will allow the Bank to further accommodate a growing customer base and provide BMC customers with more convenient locations and that the potential for the combined performance exceeds what each entity could accomplish independently.  However, the Company may not be able to integrate effectively the different operations without encountering difficulties, such as the loss of key employees and customers, the disruption of ongoing businesses, or possible inconsistencies in standards, controls, procedures, and policies.  Moreover, the projected efficiencies which the Company expects from the merger or from any future acquisitions may not result in significant cost savings or revenue enhancements.  If the Company experiences difficulties with the integration, it may not achieve the economic benefits expected to result from the merger, and this could have a negative impact on business and earnings.

Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

In 2002, the Bank formed a real estate investment trust, Central Valley Community Realty, LLC (“CVCR”). The trust invested in the Bank’s real estate related assets.  The Company realized certain favorable tax treatments related to the formation of CVCR in its consolidated California state tax filing for 2002. The Company did not realize any tax benefits from CVCR in 2004 or 2003

ECONOMIC CONDITIONS

Fresno County’s economy has been relatively stable for the past three to four years; however, some minor evidence of a slow down has been evident in the fourth quarter of 2004.  Most industries in the County are either stable or contracting very modestly.  Fresno County’s double-digit unemployment is one of the highest rates in California and the nation.  This high level is a strong hindrance to strong growth in the County.  Agriculture and agricultural related businesses remain a critical part of the County’s economy.  The County’s agricultural production is widely diversified producing cotton, nuts, vegetables, fruit, cattle, and dairy products.

Fresno County also offers lower living costs compared with metropolitan areas to the North and South of the County.  Residential construction, while slowing somewhat, still appears to be strong.  According to the FDIC State Profiles reported for the Winter of 2004, the “Unsold Inventory Index increased year-over-year, especially in Southern California markets.  Concurrently, the medial time on market for detached homes increased to 30 days from 24 days” additionally, “housing affordability remained low and could deteriorate further as interest rates increase.”  The local economy benefited from growth in housing and construction fueled by record low long-term interest rates, demand for new housing and refinance activity.  The Central Valley experienced significant appreciation in home and real estate values in the past two years while remaining relatively inexpensive compared to other metropolitan areas in the State; however, this appreciation began to slow in the fourth quarter of 2004.

OVERVIEW

In 2004, the Company reported net income of $3,695,000 or $1.27 diluted earnings per share compared to $3,372,000 or $1.19 diluted earnings per share in 2003. Basic earnings per share for 2004 was $1.41 compared to $1.30 for 2003, an 8.5% increase.  The main contributor to the increase in net income was net interest income which increased $2,141,000 in 2004 compared to 2003, primarily as the result of increased volumes in earning assets and a 125 basis point increase in interest rates by the Federal Open Market Committee (“FOMC”), combined with modest decreases in the cost of interest-bearing liabilities. These changes were partially offset by reductions of $447,000 in rental income from equipment leased to others and $158,000 in loan placement fees. Net interest margin on a tax equivalent basis for 2004 was 4.91% compared to 4.75% in 2003. The increase in the net interest margin reflects five (5) increases in the prime rate of 25 basis points each during the second half of 2004. The impact of the 125 basis point increase in interest rates can be better appreciated given the Company’s asset sensitive position as set forth in the following table of loan yields by quarter. (For further discussion on the Company’s asset sensitive position, refer to Market Risk)

	1st Quarter 2004 Effective Yield	2nd Quarter 2004 Effective Yield	3rd Quarter 2004 Effective Yield	4th Quarter 2004 Effective Yield
Total Loans	6.70	6.42	6.75	7.22
Total Interest Bearing Deposits	0.86	0.81	0.83	0.91
Net Interest Margin	4.74	4.71	5.00	5.18

Average earning assets for 2004 were $311,414,000 compared to $275,846,000 for 2003.  The major contributor to the 12.9% increase in average earning assets was an 11.7% increase in average loans and a 12.1% increase in average investment securities which were funded by the 13.8% growth in deposits.  Loan and deposit growths are discussed in more detail below.

Return to shareholders is measured in the form of return on average equity (“ROE”) and the potential valuation of the stock price relative to the return and earnings per share.  The return on average assets (“ROA”) is a measurement used to compare the Company’s performance with other banks and holdings companies.  ROA and ROE December 31, 2004 and 2003, respectively, are reflected in the following table.

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
ROA	1.07%	1.10%
ROE	13.10%	13.23%

The Company strives to improve the consistency of the revenue streams in order to create more predictable future earnings and reduce the effect of changes in the operating environment on net income.  Specifically, the Company has focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth.

Similar to most of the banking industry, the Company’s net interest margin was challenged by the impact of twelve consecutive decreases in the Federal funds interest rate by the FOMC in the past four years. Managing the loan yields affected by the interest rate movements and increased competition, and controlling the effective rates paid on deposits continues to challenge the Company’s net interest margin. However, the Company is asset-sensitive and is positioned well in the event of future rate increases. The FOMC has increased the Federal funds interest rate by 125 basis points during the second half of 2004, providing opportunities for the Company’s asset sensitive loan portfolio to reprice at higher rates, which are reflected in the increase in the Company’s net interest margin. For additional information, please see Market Risk for further discussion of the Bank’s interest rate position.

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

The Company offers Small Business Administration (SBA) loans, and agricultural lending, as well. For the fifth consecutive year, Central Valley Community Bank has been honored as the number one SBA 504 lender in Fresno, Kings and Madera counties. At December 31, 2004 and 2003, SBA 504 loans were $13,645,000 and $10,448,000, respectively.

Agricultural loans increased $5,232,000 in 2004 compared to 2003. Agricultural loans were 7.6% of total loans at December 31, 2004 compared to 5.7% at December 31, 2003.  The Company has several experienced and seasoned agricultural lending officers who provide expertise to agricultural lending.

As of December 31, 2004, in management’s judgment, a concentration of loans existed in commercial loans and real estate-related loans.  At that date, commercial and real estate-related loans represented 27.5% and 61.7% of gross total loans, respectively.  These concentrations are within the Company’s strategic plan and are the main focus of its business.  Commercial and real estate related loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly tied to the borrower’s ability to repay from business cash flow.  Similar concentrations existed as of December 31, 2003 with commercial and real estate-related loans representing 29.7% and 61.7% of total loans, respectively.

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

The composition of the loan portfolio at December 31, 2004 and December 31, 2003 is summarized in the table below.

Loan Type (Dollars in thousands)	December 31, 2004	% of Total loans	December 31, 2003	% of Total loans

Commercial & industrial	$57,669	27.5%	$55,506	29.7%
Real estate	75,424	35.9%	77,468	41.5%
Real estate - construction, land development and other land loans	35,364	16.9%	25,232	13.5%
Equity lines of credit	18,714	8.9%	12,565	6.7%
Consumer & installment	6,420	3.1%	5,117	2.7%
Agricultural	15,946	7.6%	10,714	5.7%
Other	240	0.1%	320	0.2%

	209,777	100.0%	186,922	100.0%

Deferred loan fees, net	(498)		(648)

Total loans	$209,279		$186,274

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

Deposits are the Company’s main source of funding for loans.  As a result of the market focus on small and medium sized businesses, deposits from these businesses and their corresponding relationships are significant contributors to this funding resource.  The Company also offers numerous retail consumer deposit products and services to meet the needs of its customers.

The Company offers a variety of deposit products having a range of interest rates and terms.  The Company’s deposits consist of savings, demand deposits, and certificate of deposit accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in the money market, prevailing interest rates and competition.  The Company’s deposits are obtained primarily from the geographic area in which its offices are located.  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Based on historical experience, management believes it will continue to retain a large portion of its time deposit accounts at maturity.  During the second quarter of 2004, the Bank began participating in Certificate of Deposit Account Registry Services (CDARS) and had $1,097,000 in CDAR deposits as of December 31, 2004.  CDARS is a program that enables the Bank to place large deposits into certificates of deposits issued by multiple banks which ensure eligibility for full FDIC insurance.  Management’s Assets and Liability Committee (ALCO) meets regularly to discuss economic conditions, competition, community needs, and set competitive rates and fees.

The composition of the deposits and average interest rates paid at December 31, 2004, December 31, 2003 is summarized in the table below.

(Dollars in Thousands)	December 30, 2004	% of Total Deposits	Effective Rate	December 31, 2003	% of Total Deposits	Effective Rate

NOW accounts	$52,571	16.1%	0.10%	$44,547	15.3%	0.12%
MMDA accounts	89,904	27.5%	0.78%	71,382	24.6%	0.91%
Time deposits	57,958	17.8%	1.72%	60,803	20.9%	2.02%
Savings deposits	20,518	6.3%	0.35%	16,888	5.8%	0.42%

Total Interest-bearing	220,951	67.7%	0.85%	193,620	66.6%	1.05%

Non-interest bearing	105,235	32.3%		96,945	33.4%

Total deposits	$326,186	100.0%		$290,565	100.0%

COMPANY’S SOURCE OF INCOME

NET INTEREST INCOME

Net interest income is the Company’s most significant component of income from operations.  Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings.  Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth year to date average assets, liabilities, and shareholders’ equity; interest income earned and interest expense paid; and the average yield earned or rates paid thereon for the years ended December 31, 2004 and 2003.  The year to date average balances reflect daily averages except non-accrual loans that were computed using month-end averages.  Net interest margin is calculated by dividing annualized net interest income by year to date average interest earning assets and computed on a fully taxable equivalent basis.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE YEAR ENDED DECEMBER 31, 2004			FOR THE YEAR ENDED DECEMBER 31, 2003
	Average Balance	Interest Income Expense	Average Interest Rate	Average Balance	Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$2,192	$37	1.69%	$500	$11	2.20%
Securities
Taxable securities	77,734	2,462	3.17%	67,238	1,981	2.95%
Non-taxable securities (1)	18,833	1,271	6.75%	15,842	1,142	7.21%
Total investment securities	96,567	3,733	3.87%	83,080	3,123	3.76%
Federal funds sold	16,310	234	1.43%	17,642	185	1.05%
Total securities	112,877	3,967	3.51%	100,722	3,308	3.28%
Loans (2) (3)	195,145	13,227	6.78%	174,057	12,039	6.92%
Federal Home Loan Bank stock	1,200	41	3.42%	567	28	4.94%
Total interest-earning assets	311,414	$17,272	5.55%	275,846	$15,386	5.58%
Allowance for credit losses	(2,523)			(2,398)
Non-accrual loans	36			651
Cash and due from banks	23,567			18,364
Bank premises and equipment	2,863			3,082
Other non-earning assets	10,860			10,839
Total average assets	$346,217			$306,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$67,099	$118	0.18%	$57,282	$115	0.20%
Money market accounts	84,178	660	0.78%	72,720	659	0.91%
Time certificates of deposit, under $100,000	37,082	550	1.48%	36,554	710	1.94%
Time certificates of deposit, $100,000 and over	21,884	465	2.12%	24,239	520	2.15%
Total interest-bearing deposits	210,243	1,793	0.85%	190,795	2,004	1.05%
Other borrowed funds	7,311	185	2.53%	8,230	286	3.48%
Federal funds purchased	2	—	—	—	—	—
Total interest-bearing liabilities	217,556	$1,978	0.91%	199,025	$2,290	1.15%
Non-interest bearing demand deposits	97,210			79,364
Other liabilities	3,248			2,511
Shareholders’ equity	28,203			25,484
Total average liabilities and shareholders’ equity	$346,217			$306,384

Interest income and rate earned on average earning assets		$17,272	5.55%		$15,386	5.58%
Interest expense and interest cost on average interest-bearing liabilities		1,978	0.91%		2,290	1.15%

Net interest income and net interest margin (4)		$15,294	4.91%		$13,096	4.75%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $432 and $388 in 2004 and 2003, respectively.

(2)  Loan interest income includes loan fees of $808 in 2004 and $721 in 2003

(3) Average loans do not include non-accrual loans.

(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The Company’s net interest margin increased 16 basis points in 2004.  The net interest margin in 2004 was 4.91% compared to 4.75% in 2003.  The increase can be partially attributed to the increasing interest rate environment and the fact that assets generally reprice more quickly than liabilities. West Coast prime rate increased 125 basis points in the second half of 2004.  As discussed above, the impact of the Company’s asset sensitive position is better understood in comparing the quarter to quarter comparison for 2004.  Prime Rate at December 31, 2004 was 5.25% compared to 4.00% at December 31, 2003.

Total average loans were $195,181,000 for 2004 compared to $174,708,000 for 2003, a $11.7% increase.  See Interest and Fees from Loans for further discussion on loan growth.

The effective rate paid on interest bearing liabilities in 2004 was 0.91% compared to 1.15% in 2003.  Refer to “Schedule of Average Balances and Average Yields and Rates”.  The Company was able to maintain its relatively low deposit interest rates while still maintaining the 13.8% growth in total average deposits comparing 2004 to 2003.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However, with deposit rates at historical lows, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased 22.5% from 2003 to 2004. New business relationships were the major contributor to this increase.

Total average deposits increased to $307,453,000 in 2004 from $270,159,000 in 2003, or 13.8%. No one relationship represented more than 4% of total deposits at December 31, 2004.

INTEREST AND FEE INCOME FROM LOANS

Interest income and fees from loans increased 9.9% in 2004 compared to 2003, and average total loans increased 11.7% in 2004.  The competition in loan pricing from major and regional banks that have located in the Fresno/Clovis market area in the past 2 years has been a significant challenge to the Bank’s net interest margin.  The effective yield on loans for 2004 was 6.78% compared to 6.92% for 2003, a 14 basis point decrease. In 2004 the Company reassessed costs associated with originating loans which resulted in an increase in origination costs deferred. Loan origination costs represent the Bank’s expense to get a loan through approval to boarding and is an offset to salary expense.  The effect was a reduction in the amount of loan fees that are amortized over the life of the loan, a reduction in yield on loans, and an increase in the loan origination costs that offset salary expenses.  (Refer to Salary Expenses below.)  Additionally, the decrease is partially the result of the significant increase in Home Equity Loans and Lines which have an initial rate of prime for the first six months.  Average Home Equity Loans increased $6,717,000 in 2004 compared to 2003.

Due to five (5) increases of 25 basis points each in the Federal funds rate in the second half of 2004, the Company’s prime rate increased 125 basis points from 4.00% to 5.25%.  The positive effect of the Company’s asset sensitive position is partially evident in the $1,188,000 increase in interest income from loans in the periods under review.  As discussed in the Overview, in comparing the quarterly change in loan yield, the Company’s asset sensitive position is more evident than in the year to date comparison.  The effective yield on loans for the quarter ended June 30, 2004, prior to any increases in loans rates, was 6.42% compared to the quarter ended December 31 2004 of 7.22%, an 80 basis point increase

Average loan volume for 2004 was $195,181,000 compared to $174,708,000 for 2003, a $20,473,000 increase.  This 11.7% increase in average loan volume can be attributed to the continued success of the Company’s strategic plan to build its core business with the introduction of new products, seasoned commercial bankers, and strong emphasis on business development and customer retention activities.  The current rate environment has offered opportunities for small businesses to make capital improvements. However, increased competition from major, regional, and other community banks continue to challenge pricing on new relationships as well as repricing of existing relationships which effect the Company’s net interest margin.  No assurances can be given that this level of loan growth will continue.  Refer to Provision for Credit Losses below for discussion regarding risk and risk assessment of loans.

The company purchases loan participations from other financial institutions and brokers when appropriate.  At December 31, 2004, the Company had $23,003,000 in purchased loans compared to $24,875,000 at December 31, 2003.

The Company’s loan to deposit ratio at December 31, 2004 was 64.2% compared to 64.1% at December 31, 2003.

NON-ACCRUAL LOANS

A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest under the original contractual terms is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At December 31, 2004, the Company had no non-accrual loans compared to $634,000 at December 31, 2003.  Average non-accrual loans for 2004 was $36,000 compared to $651,000 for 2003.

A summary of non-accrual, restructured and past due loans at December 31, 2004 and December 31, 2003 is set forth below. The Company had no restructured loans or loans past due more than 90 days and still accruing at December 31, 2004 and December 31, 2003. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2004	December 31, 2003
Non-accrual loans

Commercial & industrial loans	$0	$420
SBA loans	0	214
Total non-accrual	0	634
Accruing loans past due 90 days or more	0	0
Restructured loans	0	0
Total non-performing loans	$0	$634
Non-accrual loans to total loans	0.0%	0.3%
Loans considered to be impaired	$0	$634
Related allowance for credit losses on impaired loans	$0	$198

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

Interest income from investment securities, Federal funds sold, and interest-bearing deposits in other banks increased 21.9% in 2004 compared to 2003, mainly due to a 12.7% increase in total investment securities volumes.  Interest income from investment securities is a significant contributor to income and represents 21.3% of total interest income.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At December 31, 2004, the Company held $52,292,000, or 53.1% of the total investment portfolio, in MBS and CMOs with an average yield of 3.18% compared to $55,490,000 at December 31, 2003, or 58.9% of the total investment portfolio, with an average yield of 2.58%.  Historical low mortgage rates in the past two years created numerous refinancing opportunities for homeowners.   As interest rates decreased, principal paydowns on MBS and CMOs increased as borrowers refinanced to take advantage of the lower rates. Principal paydowns on CMOs and MBS effect the yield on the investments.  While a portion of the paydowns provided funding for loans, excess funds were generally reinvested at lower yields than those generated by the original investment.  Additionally, the increased cash flows from principal prepayments created accelerated premium amortization which negatively affected yield and income.  The recent rise in rates has slowed the prepayments on the MBS and CMOs, which is reflected in the increase in interest income, and increased effective yield on CMOs and MBS.

The Company recognizes the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.   At December 31, 2004, the weighted average life of the investment portfolio was 4.0 years.  The Company has purchased certain of these investments which are meant to perform well in an increasing rate environment and others that are meant to perform well in a declining rate environment, with the ultimate goal of a balanced portfolio.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  The Company recognized the market rate risk of the investment portfolio in an increasing rate environment.  At December 31, 2004, the book value of the investment portfolio was $98,421,000, and the market value was $98,983,000, for an unrealized gain of $562,000.  At December 31, 2004, the Company’s market risk related to its investment portfolio was higher in an increasing rate environment versus a declining rate environment.  At December 31, 2004 an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the Company’s investment portfolio by approximately $6,453,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the Company’s investment portfolio would be approximately $4,301,000 at December 31, 2004.

The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past 6 months which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with the Bank’s investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

INTEREST EXPENSE FROM DEPOSITS

Interest expense for interest bearing deposits was $1,793,000 in 2004 compared to $2,004,000 in 2003, a 10.5% decrease even with the 10.2% growth in average interest bearing deposits over the same period.  Average interest bearing deposits were $210,243,000 for 2004 compared to $190,795,000 for 2003.  The Company has managed the rates paid on deposits through its management ALCO meetings, monitoring the competition, and general market while still continuing to attract new deposit relationships.

On June 30, August 17, September 21, November 10, and December 14, 2004, the FOMC announced 25 basis point increases in the Federal Funds rate.  The Federal funds rate at December 31,

2004 was 2.00%.  The effective rates paid on interest bearing deposits was 0.85% for 2004 compared to 1.05% for 2003.  Partially affecting the effective rate paid on deposits was approximately $7,000,000 in time deposits paying interest over 3.0% which matured and repriced in 2004.  Average time certificates of deposits decreased $1,827,000, or 3.0%, in the periods under review.

Interest rates on deposits typically lag behind immediate changes in Federal funds rates and then generally reflect only a percentage of the rate changes on deposit accounts.  However in this long period of rates unchanged followed by a rapid rate increase and the competition from regional, major, and community financial institutions moving into the market areas of the Company have resulted in rate changes which have not followed this typical lag.  As rates increase, it is uncertain if the Company can maintain its relatively low effective rates on deposits.

If interest rates were to decline, the Company could experience restraints on decreases in the rates paid on deposit products.  Additionally, interest rate risk could continue to increase as depositors are reluctant to accept low deposit rates and search for higher yields in investment products other than those offered by the Company.  Conversely, as interest rates continue to increase, the Company could benefit from the immediate increase in loan rates without comparable immediate increases in deposit rates. However, due to the prolonged period of low interest rates paid on deposit products, deposit rates may not follow historical patterns as depositors demand higher paying yields on their deposits.

Non-interest bearing deposits provide fairly inexpensive funding for loans and offer the opportunity for the Company to enhance and strengthen its net interest margin.  However with deposit rates remaining relatively low, the advantages of this funding source are not as significant as in times of higher market interest rates.  Average non-interest bearing deposits increased $17,846,000 to $97,210,000, or 31.6% of total average deposits for 2004 compared to $79,364,000, or 29.4% of total average deposits for 2003.    New business relationships and expansion of existing relationships were major contributors to this increase.  Increased emphasis on a sales culture throughout the Company contributed to the increase in relationships.

INTEREST EXPENSE FROM OTHER LIABILITIES

Other interest expense decreased in the periods under review partially due to a decrease in the rate paid on other borrowings.  The Company utilizes its Federal Home Loan Bank (“FHLB”) credit line for short-term liquidity needs as well as to take advantage of opportunities to lock in low funding rates for increased loan growth. Borrowings from the FHLB were $6,000,000 at December 31, 2004 compared to $7,000,000 at December 31, 2003. The average maturities and weighted average rate of the FHLB borrowings at December 31, 2004 were 1.12 years and 2.05%, respectively, compared to 0.38 years and 3.48%, respectively at December 31, 2003.  (Refer to the discussion on Liquidity for further information.) The Company will continue to analyze the advantages and disadvantages of borrowing funds versus selling investment securities as part of its ongoing funding analysis.

On December 17, 2004, the Company entered into a non-revolving loan agreement with Bank of the West under which the Company may borrow up to $2,500,000 bearing interest at a rate equal to Bank of the West’s prime or LIBOR, at the Company’s election.  At December 31, 2004, $2,500,000 was outstanding on the loan. Payment terms call for interest only payments due on the last day of each quarter in 2005.  Beginning on March 31, 2006 and until the note matures on December 31, 2007, one-eighth (1/8) of the principal is due with each quarterly payment, along with all accrued interest.   Further terms and conditions of the loan agreement were outlined in an 8-K filing on December 22, 2004.  The Company used $2,000,000 from the loan to invest additional capital in the Bank.  The purpose of the additional capital was to ensure that the Bank’s capital ratios remain above well-capitalized after the effective date of the merger with Bank of Madera County.

NET INTEREST INCOME

Net interest income is the most significant component of income from operations.  Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings.  Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

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

The Company made no additions to the allowance for credit losses in 2004 and 2003, due mainly to improvements in the Company’s credit quality supported by the historical net charge-off ratio, which reflects net charge-offs to beginning loan balances for the past three (3) years and recoveries on prior charged-off loans.   For 2004, the Bank had a net recovery ratio of 0.146% compared to net charge-off ratios of 0.005% for 2003 and 0.031% for 2002.

Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb potential risks in the portfolio.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

NON-INTEREST INCOME

Non-interest income consists primarily of service charge income and fees, rental income from equipment leased to others, loan placement fees, other miscellaneous income, appreciation in the cash surrender value of bank owned life insurance and gain on sales and calls of investment securities.

Non-interest income decreased $609,000, or 13.4%, to $3,937,000 in 2004 compared to $4,546,000 in 2003. The major contributors to the change were decreases in rental income from equipment leased to others, loan placement fees and appreciation in the cash surrender value of bank owned life insurance which were partially offset by increases in service charges.

Service charges increased $125,000 or 5.6% in 2004 compared to 2003.  The continued success of the Company’s Overdraft Protection Program, introduced in 2003, and increased customer relationships were the major contributors to the increase.  The Company has focused increased emphasis on a sales culture and customer retention throughout the entire Company.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans.  The Company offers the service for the convenience of its customers.  Loan placement fees decreased $158,000 or 32.3% in 2004 compared to 2003 mainly due to the increase in mortgage rates and less refinancing opportunities in the rates unchanged environment that existed in previous periods under review.  The staffing for this area of the Company has not increased during the past two years and compensation is based on commissions, therefore salary expense decreases as volume decreases. (Refer to Non-Interest Expense, Salaries below.)

Rental income from equipment leased to others decreased $447,000 in 2004 compared to 2003 as the Company’s strategy to exit this product has resulted in no operating leases on the balance sheet as of December 31, 2004. Offsetting this decrease in income is the decrease in depreciation on equipment leased to others described in “Non-Interest Expenses”.

Net realized gain on sales and calls of investment securities decreased $23,000 in 2004 compared to 2003.  One municipal bond was called during 2004.  Gains were realized as the Company utilized its investment portfolio for interest income protection as interest rates decreased during the past several years.  This strategy had resulted in significant market gains in the portfolio.

Appreciation in the cash surrender value of bank owned life insurance decreased $103,000 comparing 2004 to 2003.  The decrease in cash surrender value reflects the reduction in yield on bank owned life insurance.

NON-INTEREST EXPENSES

Non-interest expenses for 2004 increased $764,000, or 6.2%, compared to 2003.  The major components of the increase were increases in salaries and employee benefits, and other non-interest expenses which were partially offset by a decrease in depreciation on equipment leased to others.

Salaries and employee benefits increased $387,000, or 5.4%, in 2004 compared to 2003.  The increase can be mainly attributed to general salary and benefits increases that enable the Company to manage recent and projected growth and retain qualified personnel, and the addition of staff for the Company’s future downtown Fresno branch.  Benefit costs include performance incentives, salary deferral and profit sharing costs, group health insurance, and worker’s compensation insurance.  Also included in the salary expenses are commissions paid to the personnel employed in the mortgage brokerage area.  Commissions paid decreased $78,000 in the periods under review.  Additionally, in 2004, the Company reassessed loan origination costs which resulted in an increase to the amount of direct salary costs deferred. Loan origination costs represent the bank’s expense to get a loan through approval to boarding and is an offset to salary expense.  Salaries and employee benefits adjusted for loan origination costs were $7,947,000 for 2004 compared to $7,459,000 for 2003, a $488,000, or 6.5% increase.  (Refer to discussion of Loan Income above.) These increases were anticipated and correspond to the Company’s overall strategic plan

Occupancy, furniture, fixtures, and equipment expense increased $45,000.  This 2.9% increase can be attributed to increased depreciation costs related to remodeling of offices.

Depreciation expense and the provision for residual losses on equipment leased to others decreased $164,000, in 2004 compared to 2003.  As discussed above, the Company has successfully exited from this product. (Refer to Non-Interest Income above for discussion regarding income from rentals of equipment leased to others.)

Other non-interest expenses increased $496,000, or 14.5% in 2004 compared to 2003. Included in other non-interest expense is $95,000 in expenses associated with the acquisition of Bank of Madera County and costs associated with the data processing conversion from BMC’s data processor to the Bank’s data processor. Also contributing to the increase in other non-interest expenses was a $150,000 write down to $350,000 of the Company’s investment in Diversified Capital Holdings, the parent company of a title and escrow insurance company.  The investment provided approximately $91,000 in dividends from 2002 to 2003, however no dividends were paid in 2004.  Partially due to the economics of the title insurance business and the reduction of business as the result of increasing interest rates, the Company determined that the asset was impaired and wrote it down to its current estimated fair value. A further adjustment to fair value may be necessary but is not estimable at this time.  The Company will continue to monitor the investment.

Another contributor to the increase in other non-interest expense was the Company’s decision to reverse state tax benefits previously recognized in 2002 relating to its REIT.  The total additional expense was $127,000. The Company formed a REIT in 2002 as a means of generating capital.  Additionally, management, based upon a tax opinion obtained from a nationally recognized accounting firm, believed the Company would be afforded certain favorable tax treatments available to REITs.  In the fourth quarter of 2003, the Company reversed certain previously recognized state tax benefits recorded in the first three quarters of 2003 due to an announcement by the California Franchise Tax Board (“FTB”) which set forth the FTB interpretation of the taxation of REITs.  Though management believed it had taken an appropriate position in its 2002 California tax filing, it determined that the Company would take advantage of a voluntary compliance initiative made available under recent California legislation.  Accordingly, the Company amended its California 2002 tax return adding additional taxable income related to REIT earnings that was previously excluded.  The Company elected this course of action because it limits its exposure to possible penalties and additional interest while reserving its right to appeal and claim a refund should an interpretation supporting the Company’s initial position be made by the FTB or the state’s courts.

The following table describes significant components of other non-interest expense as a percentage of average assets for years ended December 31, 2004 and 2003.

For the year ended December 31,	Expense 2004	% Avg Assets	Expense 2003	% Avg Assets
(Dollars in thousands)
Advertising	$365	0.11%	$360	0.12%
Audit/accounting	244	0.07%	222	0.07%
Data/item processing	663	0.19%	684	0.22%
ATM/debit card expenses	134	0.04%	111	0.04%
Director fees	206	0.06%	187	0.06%
Donations	103	0.03%	102	0.03%
Education/training	50	0.01%	59	0.02%
General Insurance	117	0.03%	95	0.03%
Legal fees	129	0.04%	101	0.03%
Postage	147	0.04%	138	0.04%
Regulatory assessments	92	0.03%	74	0.02%
Stationery/supplies	151	0.04%	138	0.04%
Telephone	105	0.03%	101	0.03%
Travel expense	49	0.01%	42	0.01%
Operating losses	65	0.02%	55	0.02%
Provision for overdraft losses	—	0.00%	45	0.01%
Merger expenses	95	0.03%	—	0.00%
Write down of investment in title company	150	0.04%	—	0.00%
Reversal of REIT tax benefit	127	0.04%	—	0.00%
Other	929	0.27%	911	0.30%
Total other non-interest expense	$3,921		$3,425

INCOME TAXES

Income tax expense was $1,944,000 for 2004 compared to $1,499,000 for 2003.  The increase is mainly attributed to the 15.6% increase in before tax income and the increase in the effective tax rate.  The Company’s effective tax rate was 34.5% for 2004 compared to 30.8% for 2003.

EFFICIENCY RATIO

The Bank’s efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The ratio at December 31, 2004 was 69.2% compared to 72.6% at December 31, 2003.  This means that for every dollar of income generated, the cost of that income was 69 cents in 2004 and 73 cents in 2003.  The lower the ratio the more efficient the Company’s operations.  While reducing operating expenses can lower the ratio, the Company’s low loan to deposit ratio, which reduces net interest income, also significantly affects this ratio. The Company’s loan to deposit ratio of 64.2% at December 31, 2004 remains lower than the loan to deposit ratios of many of the Company’s peers.

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

At December 31, 2004, the Company was considered “asset sensitive” and would be expected to benefit from rising interest rates.  The $1,188,000 increase in interest income from loans in 2004 is partially reflective of that “asset sensitive” position as prime rate has increased 125 basis points in the second half of 2004, providing a rising rates scenario as described above.

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

On December 17, 2004, the Company entered into a non-revolving loan agreement with Bank of the West under which the Company borrowed $2,500,000 and contributed $2,000,000 of additional capital to the Bank.  The loan bears interest at a rate equal to Bank of the West’s prime or LIBOR, at the Company’s election. Further terms and conditions of the loan agreement were outlined in an 8-K filing on December 22, 2004.  The purpose of the borrowing was to ensure the Bank’s capital ratios remain at or above well-capitalized after the effective date of the merger with Bank of Madera County.  During the period the Company’s borrowing remains outstanding, which is expected to be until approximately 2007, the Bank would not anticipate paying dividends to the Company except for dividends that are necessary to meet the ordinary and usual operating expenses of the Company provided that the Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2004 and December 31, 2003.

	2004		2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$29,259	8.0%	$25,595	7.8%
Minimum regulatory requirement	$14,574	4.0%	$13,051	4.0%

Central Valley Community Bank	$29,913	8.2%	$24,509	7.5%
Minimum requirement for “Well-Capitalized” institution	$18,155	5.0%	$16,274	5.0%
Minimum regulatory requirement	$14,524	4.0%	$13,020	4.0%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$29,259	11.6%	$25,595	11.7%
Minimum regulatory requirement	$10,137	4.0%	$8,734	4.0%

Central Valley Community Bank	$29,913	11.8%	$24,509	11.2%
Minimum requirement for “Well-Capitalized” institution	$15,166	6.0%	$13,070	6.0%
Minimum regulatory requirement	$10,111	4.0%	$8,713	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$31,956	12.6%	$28,020	12.8%
Minimum regulatory requirement	$20,273	8.0%	$17,467	8.0%

Central Valley Community Bank	$32,610	12.9%	$26,934	12.3%
Minimum requirement for “Well-Capitalized” institution	$25,277	10.0%	$21,783	10.0%
Minimum regulatory requirement	$20,222	8.0%	$17,426	8.0%

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

The Company reviews its liquidity position regularly based upon its current position and expected trends of loans and deposits.  Liquidity is provided by the Bank’s core deposit base, shareholders’ equity, and reductions in assets which can be immediately converted to cash at minimal cost.  Liquid assets, which consist of cash, deposits in other financial institutions, Federal funds sold, available for sale investment securities (less pledged securities) averaged $107,953,000 for 2004, or 31.2% of average assets compared to $93,758,000, or 30.6% of average assets for 2003.  The ratio of average liquid assets to average non-interest bearing demand deposits was 111.1% for 2004 compared to 118.2% for 2003.  These ratios suggest the Company had sufficient liquidity to fund unexpected deposit runoff or support increased loan activity.  The Company’s loan to deposit ratio at December 31, 2004 was 64.2%.

As mentioned above, unpledged investment securities may also provide liquidity through principal paydowns, maturities, or by selling the investment.  At December 31, 2004, $68,173,000 in unpledged securities was available as collateral for borrowing or for sale.  The market value of these unpledged securities was $68,176,000.

The following table reflects the Company’s credit lines, balances outstanding, and collateral pledged at December 31, 2004 and 2003:

Credit Lines	December 31, 2004	Balance at December 31, 2004	December 31, 2003	Balance at December 31, 2003
Unsecured Credit Lines (interest rate varies with market)	$10,100,000	$0	$9,000,000	$0
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $9,668,000 Market Value of Collateral $9,822,000	$6,000,000	Collateral pledged $8,148,,000 Market Value of Collateral $8,475,000	$7,000,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,504,000 Market Value of Collateral $3,456,000	$0	Collateral pledged $1,028,000 Market Value of Collateral $1,090,000	$0

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

At December 31, 2004, the Company does not believe that inflation has a material impact on its consolidated financial position or results of operations.  However, if the inflation concerns cause short term rates to rise in the near future, the Company may benefit by immediate repricing of a majority of its loan portfolio.  Refer to Market Risk for further discussion.

OFF-BALANCE SHEET ITEMS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments consist of commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.  Refer to Note 9 of the Notes to Consolidated Financial Statements, for further information of off-balance sheet items.

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

Our accounting policies are integral to understanding the results reported.  Our significant accounting policies are described in detail in Note 1 of the Notes to Consolidated Financial Statements, pages 59 through 63.  Not all of the significant accounting policies presented in Note 1 of the Consolidated Financial Statements require management to make difficult, subjective or complex judgements or estimates.

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

Accounting Principles Generally Accepted in the United States of America

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s significant accounting policies are presented in Note 1 to the Consolidated Financial statements on pages 59 through 63.

The Company follows accounting policies typical to the commercial banking industry and in compliance with various regulation and guidelines as established by the Public Company Accounting Oversight Board (“PCAOB”), Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), and the Bank’s primary federal regulator, the FDIC.  The following is a brief description of the Company’s current accounting policies involving significant management judgements.

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

Amortization of Premiums on Investments

The Company invests in Collateralized Mortgage Obligations (“CMO”) and Mortgage Backed Securities, (“MBS”) as part of the overall strategy to increase its net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.   Premium amortization of these investments affects the Company’s net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization based on several factors. These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market. The calculation of premium amortization is by nature inexact, and represents management’s’ best estimate of principal paydowns inherent in the total investment portfolio.

Stock Based Compensation

Under Accounting Practice Bulletin No.25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the amount required to be paid to the Company by the optionee upon exercising the option.  Because the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the stock option plan on the date of the grant. See Note 1 to the Consolidated Financial Statements for further information.

ITEM 7-                                                    FINANCIAL STATEMENTS.

Contents
Independent Auditor’s Report
Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders
and Board of Directors

Central Valley Community Bancorp
and Subsidiary

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
February 7, 2005

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
December 31, 2004 and 2003
(In thousands, except share amounts)

	2004	2003
ASSETS

Cash and due from banks	$17,507	$24,375
Federal funds sold	26,307	10,956

Total cash and cash equivalents	43,814	35,331

Interest bearing deposits in other banks	2,605	500
Available-for-sale investment securities (Notes 2 and 7)	98,983	95,844
Loans, less allowance for credit losses of $2,697 in 2004 and $2,425 in 2003 (Notes 3, 9 and 13)	206,582	183,849
Bank premises and equipment, net (Notes 5 and 9)	2,724	2,985
Bank owned life insurance (Note 12)	6,075	5,879
Federal Home Loan Bank stock	1,420	572
Accrued interest receivable and other assets (Note 8)	5,944	2,970

Total assets	$368,147	$327,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$105,235	$96,945
Interest bearing (Note 6)	220,951	193,620

Total deposits	326,186	290,565

Short-term borrowings (Note 7)	2,000	7,000
Long-term debt (Note 7)	6,500
Accrued interest payable and other liabilities (Note 12)	3,855	3,645

Total liabilities	338,541	301,210

Commitments and contingencies (Note 9)

Shareholders’ equity (Note 10):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,628,867 and 2,598,927 shares issued and outstanding in 2004 and 2003, respectively	6,343	6,096
Retained earnings	22,933	19,501
Accumulated other comprehensive income, net of taxes (Notes 2 and 14)	330	1,123

Total shareholders’ equity	29,606	26,720

Total liabilities and shareholders’ equity	$368,147	$327,930

The accompanying notes are an integral
part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share amounts)

	2004	2003	2002

Interest income:
Interest and fees on loans	$13,227	$12,039	$11,195
Interest on Federal funds sold	234	185	195
Interest and dividends on investment securities:
Taxable	2,499	1,992	2,634
Exempt from Federal income taxes	839	754	512

Total interest income	16,799	14,970	14,536

Interest expense:
Interest on deposits (Note 6)	1,793	2,004	2,393
Other (Note 7)	185	286	335

Total interest expense	1,978	2,290	2,728

Net interest income before provision for credit losses	14,821	12,680	11,808

Provision for credit losses (Note 3)	—	—	—

Net interest income after provision for credit losses	14,821	12,680	11,808

Non-interest income:
Service charges	2,340	2,215	1,922
Net realized gains on sales and calls of investment securities (Note 2)	483	506	27
Loan placement fees	330	488	364
Appreciation in cash surrender value of bank owned life insurance (Note 12)	200	303	274
Federal Home Loan Bank stock dividends	41	28	29
Rentals from equipment leased to others (Note 4)	38	485	1,094
Other income	505	521	502

Total non-interest income	3,937	4,546	4,212

	2004	2003	2002

Non-interest expenses:
Salaries and employee benefits (Notes 3 and 12)	$7,539	$7,152	$6,232
Occupancy and equipment (Notes 5 and 9)	1,621	1,576	1,234
Depreciation, net of reduction in allowance for losses on equipment leased to others (Note 4)	38	202	977
Other expenses (Notes 9 and 11)	3,921	3,425	3,545

Total non-interest expenses	13,119	12,355	11,988

Income before provision for income taxes	5,639	4,871	4,032

Provision for income taxes (Note 8)	1,944	1,499	1,248

Net income	$3,695	$3,372	$2,784

Basic earnings per share (Note 10)	$1.41	$1.30	$1.08

Diluted earnings per share (Note 10)	$1.27	$1.19	$1.02

The accompanying notes are an integral
part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share and per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Net of Taxes)	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount

Balance, January 1, 2002	2,570,714	$6,049	$13,733	$1,046	$20,828

Comprehensive income (Note 14):
Net income			2,784		2,784	$2,784
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				812	812	812

Total comprehensive income						$3,596

Cash dividend - $.05 per share (Note 10)			(130)		(130)
Stock options exercised and related tax benefit (Note 10)	43,340	288			288
Repurchase and retirement of common stock (Note 10)	(40,812)	(483)			(483)

Balance, December 31, 2002	2,573,242	5,854	16,387	1,858	24,099

Comprehensive income (Note 14):
Net income			3,372		3,372	$3,372
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(735)	(735)	(735)

Total comprehensive income						$2,637

Cash dividend - $.10 per share (Note 10)			(258)		(258)
Stock options exercised and related tax benefit (Note 10)	31,148	323			323
Repurchase and retirement of common stock (Note 10)	(5,463)	(81)			(81)

Balance, December 31, 2003	2,598,927	6,096	19,501	1,123	26,720

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Net of Taxes)	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Amount

Balance, December 31, 2003	2,598,927	$6,096	$19,501	$1,123	$26,720

Comprehensive income (Note 14):
Net income			3,695		3,695	$3,695
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(793)	(793)	(793)

Total comprehensive income						$2,902

Cash dividend - $.10 per share (Note 10)			(263)		(263)
Stock options exercised and related tax benefit (Note 10)	38,940	460			460
Repurchase and retirement of common stock (Note 10)	(9,000)	(213)			(213)

Balance, December 31, 2004	2,628,867	$6,343	$22,933	$330	$29,606

	2004	2003	2002

Disclosure of reclassification amount, net of taxes (Note 14):

Unrealized holding (losses) gains arising during the year	$(474)	$(386)	$831
Less reclassification adjustment for net gains included in net income	319	349	19

Net change in unrealized gains on available-for-sale investment securities	$(793)	$(735)	$812

The accompanying notes are an integral
part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income	$3,695	$3,372	$2,784
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for residual losses on equipment leased to others		(203)
Gain on sale of equipment leased to others			(21)
Net (decrease) increase in deferred loan fees	(150)	160	87
Depreciation, accretion and amortization, net	2,106	2,851	2,193
Net realized gains on sales and calls of available-for-sale investment securities	(483)	(506)	(27)
(Gain) loss on sale of equipment	(1)	10	(6)
Increase in bank owned life insurance, net of expenses	(196)	(298)	(257)
FHLB stock dividends	(41)	(28)	(30)
Net increase in accrued interest receivable and other assets	(2,307)	(154)	(208)
Net increase in accrued interest payable and other liabilities	354	155	550
Provision for deferred income taxes	(409)	(39)	97

Net cash provided by operating activities	2,568	5,320	5,162

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(40,781)	(65,192)	(35,559)
Proceeds from sales or calls of available-for-sale investment securities	4,775	9,105	1,955
Proceeds from maturity of available-for-sale investment securities	4,500	1,630	165
Proceeds from principal repayments of available-for-sale investment securities	26,488	34,039	16,686
Net increase in interest bearing deposits in other banks	(2,105)		(500)
Net FHLB stock (purchases) redemptions	(807)	115	(469)
Net increase in loans	(22,583)	(27,716)	(25,583)
Purchases of premises and equipment	(539)	(586)	(1,858)
Proceeds from sale of equipment	5		19
Proceeds from sale of equipment leased to others			21
Purchases of bank owned life insurance			(1,475)

Net cash used in investing activities	(31,047)	(48,605)	(46,598)

	2004	2003	2002

Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$38,466	$40,743	$46,895
Net (decrease) increase in time deposits	(2,845)	3,485	7,310
Proceeds from borrowings from Federal Home Loan Bank	6,000		14,000
Repayments to Federal Home Loan Bank	(7,000)	(2,000)	(8,000)
Proceeds from borrowings from other financial institutions	2,500
Cash paid for dividends	(263)	(258)	(130)
Share repurchase and retirement	(213)	(81)	(483)
Proceeds from exercise of stock options	317	245	202

Net cash provided by financing activities	36,962	42,134	59,794

Increase (decrease) in cash and cash equivalents	8,483	(1,151)	18,358

Cash and cash equivalents at beginning of year	35,331	36,482	18,124

Cash and cash equivalents at end of year	$43,814	$35,331	$36,482

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$2,000	$2,327	$2,724
Income taxes	$2,409	$1,080	$1,398

Non-cash investing activities:

Net change in unrealized gain on available-for-sale investment securities	$(1,090)	$(1,080)	$989

Non-cash financing activities:

Tax benefit from stock options exercised	$143	$78	$86

The accompanying notes are an integral
part of these consolidated financial statements.

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

The accounting and reporting policies of Central Valley Community Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.  In addition, the accounts of the Bank’s wholly owned subsidiaries, CVCR, Clovest Corporation (“Clovest”) and Clovis Securities Corporation (an inactive company), are included in the consolidated financial statements.  The operating results of Clovest were not significant.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Event

After the close of business on December 31, 2004, Central Valley Community Bancorp and Bank of Madera County completed their previously announced merger and the Bank of Madera County was merged into the Bank.  The assets acquired, liabilities assumed and the operating results are not reflected in the financial statements of the Company at December 31, 2004 (see Note 17 for additional information).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash, due from banks and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one-day periods.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value.  As of December 31, 2004 and 2003, all of the Company’s investments were classified as available-for-sale securities.

Gains or losses on the sale of investment securities are computed on the specific identification method.  Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Classified loans and loans determined to be impaired are individually evaluated by management for specific risk of loss.  In addition, a reserve factor is assigned to currently performing loans based on the Bank’s historical loss experience.  Management also computes specific and expected loss reserves for loan commitments.  These estimates are susceptible to changes in the economic environment and market conditions.

The Bank’s Audit Committee reviews the adequacy of the allowance for credit losses quarterly, to include consideration of the relative risks in the portfolio, current economic conditions and other factors.  The allowance is adjusted based on that review if, in the judgment of the Audit Committee and management, changes are warranted.

This allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  There were no provisions for credit losses in 2004, 2003 or 2002.  The allowance for credit losses at December 31, 2004 and 2003, respectively, reflects management’s estimate of potential losses in the portfolio.

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

Stock-Based Compensation

At December 31, 2004, the Company has two stock-based compensation plans, the Central Valley Community Bancorp 2000 and 1992 Stock Option Plans, which are described more fully in Note 10.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	2004	2003	2002
	(In thousands, except per share amounts)

Net income, as reported	$3,695	$3,372	$2,784
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	250	205	198

Pro forma net income	$3,445	$3,167	$2,586

Basic earnings per share - as reported	$1.41	$1.30	$1.08
Basic earnings per share - pro forma	$1.31	$1.22	$1.00

Diluted earnings per share - as reported	$1.27	$1.19	$1.02
Diluted earnings per share - pro forma	$1.19	$1.14	$.96

Weighted average fair value of options granted during the year	$9.60	$5.84	$4.86

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2004	2003	2002

Dividend yield	.5%	.5%	.5%
Expected volatility	66.27%	65.4 to 72.77%	65.88 to 75.21%
Risk-free interest rate	4.17%	2.05 to 3.18%	3.66 to 5.39%
Expected option life	10 years	10 years	10 years

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

Impact of New Financial Accounting Standards

Other-Than-Temporary Impairment of Securities

In June 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired.  The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary.  In September 2004, the FASB delayed the effective date of the recognition and measurement guidance of EITF 03-1, pending further deliberations.  The disclosures for investments that are deemed temporarily impaired are included in Note 2 to the financial statements.  Once the FASB has reached a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  The Company is required to apply FAS 123 (R) on a modified prospective method.  Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123.  FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Accounting for Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP).  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It also includes such loans acquired in purchase business combinations.  This SOP does not apply to loans originated by the entity.  This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP.  The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  In management’s opinion, the adoption of this pronouncement will not have a material impact on the Company’s financial position or results of operations.

2.                                      AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2004 and 2003 consisted of the following:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agencies	$22,492	$119	$(267)	$22,344
Obligations of states and political subdivisions	19,993	637	(121)	20,509
U.S. Government agencies collateralized by mortgage obligations	52,292	466	(255)	52,503
Other securities	3,644		(17)	3,627

	$98,421	$1,222	$(660)	$98,983

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agencies	$11,123	$442	$(7)	$11,558
Obligations of states and political subdivisions	19,947	930	(136)	20,741
U.S. Government agencies collateralized by mortgage obligations	55,490	678	(255)	55,913
Other securities	7,632			7,632

	$94,192	$2,050	$(398)	$95,844

Investment securities with unrealized losses at December 31, 2004 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Debt Securities:
U.S. Government Agencies	$20,225	$(267)			$20,225	$(267)
Obligations of states and political subdivisions	421	(4)	$3,148	$(117)	3,569	(121)
U.S. Government agencies collateralized by mortgage obligations	24,193	(230)	1,480	(25)	25,673	(255)
Other securities	1,483	(17)			1,483	(17)

	$46,322	$(518)	$4,628	$(142)	$50,950	$(660)

At December 31, 2004, the Company held 122 investment securities of which 27 were in a loss position for less than twelve months and 5 were in a loss position and had been in a loss position for twelve months or more.  Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

Net unrealized gains on available-for-sale investment securities totaling $562,000 and $1,652,000 are recorded net of $232,000 and $529,000 in tax expense as accumulated other comprehensive income within shareholders’ equity at December 31, 2004 and 2003, respectively.

Proceeds and gross realized gains from the sale or call of available-for-sale investment securities totaled $4,775,000 and $483,000, respectively, for the year ended December 31, 2004. Proceeds and gross realized gains from the sale or call of available-for-sale investment securities totaled $9,105,000 and $506,000, respectively, for the year ended December 31, 2003.  Proceeds and gross realized gains from the sale or call of available-for-sale investment securities totaled $1,955,000 and $27,000, respectively, for the year ended December 31, 2002.

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2004 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)

After one year through five years	$25,241	$25,258
After five years through ten years	4,767	4,800
After ten years	12,477	12,795

	42,485	42,853

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	52,292	52,503
Other securities	3,644	3,627

	$98,421	$98,983

Investment securities with amortized costs totaling $30,248,000 and $26,552,000 and fair values totaling $30,807,000 and $27,642,000 were pledged to secure public deposits, other contractual obligations, short-term borrowings and long-term debt at December 31, 2004 and 2003, respectively.

3.                                      LOANS

Outstanding loans are summarized as follows:

	December 31,
	2004	2003
	(In thousands)

Commercial	$57,669	$55,506
Real estate	94,138	90,033
Real estate – construction, land development and other land loans	35,364	25,232
Agricultural	15,946	10,714
Installment	6,420	5,117
Other	240	320

	209,777	186,922

Deferred loan fees, net	(498)	(648)
Allowance for credit losses	(2,697)	(2,425)

	$206,582	$183,849

At December 31, 2004 and 2003, loans originated under Small Business Administration (SBA) programs totaling $24,311,000 and $20,505,000, respectively, were included in the real estate and commercial categories.

Changes in the allowance for credit losses were as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Balance, beginning of year	$2,425	$2,433	$2,474
Provision charged to operations	—	—	—
Losses charged to the allowance	(24)	(217)	(352)
Recoveries	296	209	311

Balance, end of year	$2,697	$2,425	$2,433

There were no loans considered to be impaired at December 31, 2004.  The recorded investment in loans that were considered to be impaired totaled $634,000 at December 31, 2003.  The related allowance for credit losses on these impaired loans at December 31, 2003 was $198,000.  The average recorded investment in impaired loans during 2004, 2003 and 2002 was $36,000, $651,000 and $782,000, respectively.  No interest income was recognized for impaired loans in 2004, 2003 or 2002.

There were no loans on nonaccrual at December 31, 2004 or interest foregone on nonaccrual loans for the year then ended.  At December 31, 2003, nonaccrual loans totaled $634,000.  Interest foregone on nonaccrual loans totaled $27,000 and $62,000 for the years ended December 31, 2003 and 2002, respectively.

Salaries and employee benefits totaling $354,000, $214,000 and $163,000 have been deferred as loan origination costs for the years ended December 31, 2004, 2003 and 2002, respectively.

4.                                      EQUIPMENT LEASED TO OTHERS

Equipment Leased to Others

Prior to 2003, the Bank entered into leasing arrangements through certain leasing brokers to lease computer equipment to various entities.  During 2004, the remaining leases matured and the underlying equipment was fully depreciated.  As a result, there was no recorded investment in equipment leased to others at December 31, 2004.  Net book value of equipment at December 31, 2003 was $38,000.  Rental income for the years ended December 31, 2004, 2003 and 2002 was $38,000, $485,000 and $1,094,000, respectively.  Depreciation expense, net of the reduction in provision for allowance for losses on equipment, was $38,000, $202,000 and $977,000 for 2004, 2003 and 2002, respectively.

5.                                      BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
	2004	2003
	(In thousands)

Land	$250	$250
Buildings and improvements	1,161	1,161
Furniture, fixtures and equipment	3,862	3,449
Leasehold improvements	1,702	1,734

	6,975	6,594

Less accumulated depreciation and amortization	(4,251)	(3,609)

	$2,724	$2,985

Depreciation and amortization included in occupancy and equipment expense totaled $796,000, $721,000 and $575,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.                                      DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2004	2003
	(In thousands)

Savings	$20,518	$16,888
Money market	89,904	71,382
NOW accounts	52,571	44,547
Time, $100,000 or more	25,854	25,980
Time, under $100,000	32,104	34,823

	$220,951	$193,620

Aggregate annual maturities of time deposits are as follows (in thousands):

Year Ending December 31,

2005	$39,852
2006	13,745
2007	1,469
2008	—
2009	2,892

$57,958

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Savings	$67	$66	$88
Money market	660	659	817
NOW accounts	51	49	80
Time certificates of deposit	1,015	1,230	1,408

	$1,793	$2,004	$2,393

7.                                      BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (FHLB) of San Francisco at December 31, 2004 and 2003 consisted of the following:

2004			2003
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
(Dollars in thousands)			(Dollars in thousands)

$2,000	1.38%	February 11, 2005	$2,000	3.28%	February 23, 2004
2,000	2.10%	February 13, 2006	3,000	3.38%	March 4, 2004
2,000	2.66%	February 12, 2007	1,000	3.70%	April 15, 2004
			1,000	3.99%	November 22, 2004

6,000			7,000

(2,000)	Less short-term portion		(7,000)	Less short-term portion

$4,000	Long-term debt		$—	Long-term debt

The FHLB advances are secured by investment securities with amortized costs totaling $9,668,000 and $8,148,000 and market values totaling $9,822,000 and $8,474,000 at December 31, 2004 and 2003, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Other Long-Term Debt

The Company has a note payable to a financial institution with a balance of $2,500,000 at December 31, 2004.  The note bears a variable interest rate of LIBOR plus 2.5% (5.05% as of December 31, 2004).  Payment terms call for interest only payments based on the financial institution’s prime rate or LIBOR at the Company’s discretion.  Payments are due on March 31, June 30, September 30 and December 31, 2005.  Beginning on March 31, 2006, one-eighth (1/8) of the principal is due with each quarterly payment, along with all accrued interest.  The remaining principal and accrued interest is due when the note matures on December 31, 2007.  The note is secured by 20% of the issued and outstanding stock of the Company’s subsidiary bank (Central Valley Community Bank) with the value of pledged stock to be valued at not less than 200% of the outstanding principal balance.

Other long-term debt matures as follows:

Year Ending December 31,

2005	$—
2006	1,035
2007	1,465

$2,500

Lines of Credit

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $10,100,000 and $9,000,000 at December 31, 2004 and 2003, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2004 and 2003 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,504,000 and $1,028,000 and market values totaling $3,456,000 and $1,090,000, respectively.  At December 31, 2004 and 2003, the Bank had no outstanding borrowings under these lines of credit.

8.                                      INCOME TAXES

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	Federal	State	Total
	(In thousands)
2004

Current	$1,719	$634	$2,353
Deferred	(313)	(96)	(409)

Provision for income taxes	$1,406	$538	$1,944

2003

Current	$1,258	$280	$1,538
Deferred	(96)	57	(39)

Provision for income taxes	$1,162	$337	$1,499

2002

Current	$885	$266	$1,151
Deferred	189	(92)	97

Provision for Income taxes	$1,074	$174	$1,248

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2004	2003
	(In thousands)

Deferred tax assets:
Allowance for credit losses	$539	$539
Other reserves	111	60
Bank premises and equipment	153	34
Deferred compensation	1,003	834
Future benefit of state deferred tax liability	92	38

Total deferred tax assets	1,898	1,505

Deferred tax liabilities:
Other accruals	(157)	(173)
Unrealized gain on available-for-sale investment securities	(232)	(529)

Total deferred tax liabilities	(389)	(702)

Net deferred tax assets	$1,509	$803

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.1%	6.1%	2.8%
Tax exempt investment security income, net	(4.9)%	(5.1)%	(4.1)%
Bank owned life insurance, net	(1.4)%	(2.2)%	(2.2)%
Other	(0.3)%	(2.0)%	0.4%

Effective tax rate	34.5%	30.8%	30.9%

As discussed in Note 1, the Company’s subsidiary, the Bank, formed CVCR in June 2002.  The Company realized certain favorable tax treatments related to the formation of CVCR in its consolidated California state tax filing for 2002.  The Company did not realize any tax benefits from CVCR in 2004 or 2003.

9.                                      COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $359,000, $334,000 and $235,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Year Ending December 31,

2005	$402
2006	332
2007	261
2008	248
2009	253
Thereafter	674

$2,170

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The average amount of such reserve balances required at December 31, 2004 and 2003 was $753,000 and $233,000, respectively.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $9,975,000 at December 31, 2004.

Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments consist of commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and standby letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2004	2003
	(In thousands)

Commitments to extend credit	$106,561	$91,469
Standby letters of credit	$1,255	$1,180

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2004 and 2003.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2004, commercial loan commitments represent approximately 50% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 41% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 9% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2004, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 89.2% of the Bank’s loans were commercial and real-estate-related, representing 27.5% and 61.7% of total loans, respectively.

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

Contingencies

During 2004, the Company wrote down its investment in a title and insurance company by $150,000 to its estimated fair value of $350,000.  This investment is included in other assets in the consolidated balance sheet.  The title and insurance company is currently in negotiations to either be sold or restructured.  The ultimate resolution is not known and any additional adjustment to fair value, if necessary, is not currently estimable.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

10.                               SHAREHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  The consolidated average assets and risk-weighted assets of the Company and the average assets and risk-weighted assets of the Bank were not materially different at December 31, 2004 and 2003.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2004.

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

	2004		2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$29,259	8.0%	$25,595	7.8%
Minimum regulatory requirement	$14,574	4.0%	$13,051	4.0%

Central Valley Community Bank	$29,913	8.2%	$24,509	7.5%
Minimum requirement for “Well-Capitalized” institution	$18,155	5.0%	$16,274	5.0%
Minimum regulatory requirement	$14,524	4.0%	$13,020	4.0%

	2004		2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$29,259	11.6%	$25,595	11.7%
Minimum regulatory requirement	$10,137	4.0%	$8,734	4.0%

Central Valley Community Bank	$29,913	11.8%	$24,509	11.2%
Minimum requirement for “Well-Capitalized” institution	$15,166	6.0%	$13,070	6.0%
Minimum regulatory requirement	$10,111	4.0%	$8,713	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$31,956	12.6%	$28,020	12.8%
Minimum regulatory requirement	$20,273	8.0%	$17,467	8.0%

Central Valley Community Bank	$32,610	12.9%	$26,934	12.3%
Minimum requirement for “Well-Capitalized” institution	$25,277	10.0%	$21,783	10.0%
Minimum regulatory requirement	$20,222	8.0%	$17,426	8.0%

Dividends

On May 19, 2004, the Board of Directors declared a $.10 per share cash dividend for shareholders of record as of June 4, 2004, paid on or about June 30, 2004.  On May 21, 2003, the Board of Directors declared a $.10 per share cash dividend to shareholders of record as of June 2, 2003, paid on or about June 30, 2003.  On February 13, 2002, the Board of Directors declared a $.05 per share cash dividend to shareholders of record as of March 1, 2002, paid on or about March 31, 2002.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2004, retained earnings of $8,808,000 were free of such restrictions.

Share Repurchase Plan

During 2004, 2003 and 2002, the Company approved stock repurchase plans authorizing the purchase of shares up to a total cost of $500,000, or approximately 2%, 2% and 3%, respectively, of its common stock, in each year.  As of December 31, 2004, 2003 and 2002, the Company repurchased 9,000, 5,463 and 40,812 shares at a total cost of $213,000, $81,000 and $483,000, respectively.  On October 20, 2004, Central Valley Community Bancorp’s Board of Directors suspended operation of the stock repurchase program.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands, except share and per share amounts)
Basic Earnings Per Share:

Net income	$3,695	$3,372	$2,784

Weighted average shares outstanding	2,626,829	2,586,352	2,585,433

Net income per share	$1.41	$1.30	$1.08

Diluted Earnings Per Share:

Net income	$3,695	$3,372	$2,784

Weighted average shares outstanding	2,626,829	2,586,352	2,585,433
Effect of dilutive stock options	292,626	242,486	156,310

Weighted average shares of common stock and common stock equivalents	2,919,455	2,828,838	2,741,743

Net income per diluted share	$1.27	$1.19	$1.02

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 630,250 shares remain reserved for issuance to employees and directors under incentive and nonstatutory agreements.

A summary of the combined activity of the plans, adjusted to give effect to stock splits, follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	565,790	$9.28	531,088	$8.02	541,430	$7.49

Options granted	500	$22.60	78,100	$17.21	51,000	$10.94
Options exercised	(38,940)	$8.08	(31,148)	$7.86	(43,340)	$4.66
Options canceled	(920)	$12.38	(12,250)	$8.90	(18,002)	$8.33

Options outstanding, end of year	526,430	$9.38	565,790	$9.28	531,088	$8.02

Options exercisable, end of year	340,880	$8.38	287,400	$7.98	234,278	$7.98

A summary of options outstanding at December 31, 2004 follows:

Range of Exercise Prices			Number of Options Outstanding December 31, 2004	Weighted Average Remaining Contractual Life	Number of Options Exercisable December 31, 2004

$6.50	to	$7.75	226,780	5.62 years	154,890
$8.63	to	$10.03	189,470	4.73 years	157,550
$10.75	to	$11.63	33,000	7.58 years	13,400
$17.25	to	$22.60	77,180	8.47 years	15,040

			526,430		340,880

11.                               OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
(In thousands)	2004	2003	2002

Data processing	$663	$684	$593
Advertising	365	360	524
Audit and accounting fees	244	222	334
Legal fees	129	101	158
ATM and debit card	134	111	153
Other expenses	2,386	1,947	1,783
	$3,921	$3,425	$3,545

12.                               EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) plan covering substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $105,000, $120,000 and $100,000 to the profit sharing plan in 2004, 2003 and 2002, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ accounts.  The amount contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2004, 2003 and 2002, the Bank made a 100% matching contribution on all deferred amounts up to 3% and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5% of eligible compensation.  For the years ended December 31, 2004, 2003 and 2002, the Bank made matching contributions totaling $188,000, $157,000 and $128,000, respectively.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.5% at December 31, 2004).  At December 31, 2004 and 2003, the total net deferrals included in accrued interest payable and other liabilities were $1,190,000 and $1,107,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,801,000 and $3,690,000 at December 31, 2004 and 2003, respectively.  The current annual tax-free interest rates on these policies is 4.9%.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2004, 2003 and 2002 totaled $111,000, $171,000 and $164,000, respectively.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2000.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date.  The expense recognized under these plans for the years ended December 31, 2004, 2003 and 2002 totaled $285,000, $256,000 and $205,000, respectively.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $2,274,000 and $2,189,000 at December 31, 2004 and 2003, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2004, 2003 and 2002 totaled $85,000, $90,000 and $111,000, respectively.

13.          LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2004	$383

Disbursements	145
Amounts repaid	(108)

Balance, December 31, 2004	$420

Undisbursed commitments to related parties, December 31, 2004	$1,565

14.          COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income.  The Company’s only source of other comprehensive income (loss) is unrealized gains and losses on the Company’s available-for-sale investment securities.  Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

At December 31, 2004, 2003 and 2002, the Company held securities classified as available-for-sale which had net unrealized gains or losses as follows:

	Before Tax	Tax (Expense) Benefit	After Tax
	(In thousands)
For the Year Ended December 31, 2004

Other comprehensive loss:
Unrealized holding losses	$(607)	$133	$(474)
Less reclassification adjustment for net gains included in net income	483	(164)	319

Total other comprehensive loss	$(1,090)	$297	$(793)

For the Year Ended December 31, 2003

Other comprehensive loss:
Unrealized holding losses	$(574)	$188	$(386)
Less reclassification adjustment for net gains included in net income
	506	(157)	349
Total other comprehensive loss	$(1,080)	$345	$(735)

	Before Tax	Tax (Expense) Benefit	After Tax
	(In thousands)
For the Year Ended December 31, 2002

Other comprehensive income:
Unrealized holding gains	$1,016	$(185)	$831
Less reclassification adjustment for net gains included in net income
	27	(8)	19
Total other comprehensive income	$989	$(177)	$812

15.                               DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2004 and 2003:

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

Loans:  For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analysis, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness adjusted for the allowance for loan losses.  The carrying amount of accrued interest receivable approximates its fair value.

Bank owned life insurance:  The fair value of bank owned life insurance policies are based on cash surrender values at each reporting date as provided by the insurers.

Federal Home Loan Bank stock:  The carrying amount of Federal Home Loan Bank (FHLB) stock approximates fair value.  This investment is carried at cost and is redeemable at par with certain restrictions.

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

Commitments to extend credit and standby letters of credit:  Off-balance-sheet commitments to extend credit are primarily for adjustable rate loans.  For these commitments, there are no differences between the committed amounts and their fair values.  Commitments to fund fixed rate loans and standby letters of credit are at rates which approximate fair value at each reporting date.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$17,507	$17,507	$24,375	$24,375
Federal funds sold	26,307	26,307	10,956	10,956
Interest-bearing deposits in other banks	2,605	2,605	500	500
Investment securities	98,983	98,983	95,844	95,844
Loans	206,582	211,393	183,849	187,520
Bank owned life insurance	6,075	6,075	5,879	5,879
FHLB stock	1,420	1,420	572	572
Accrued interest receivable	1,413	1,413	1,239	1,239

Financial liabilities:
Deposits	$326,186	$308,325	$290,565	$290,090
Short-term borrowings	2,000	2,000	7,000	6,993
Long-term debt	6,500	6,310
Accrued interest payable	202	202	224	224

Off-balance-sheet financial instruments:
Commitments to extend credit	106,561	106,561	91,469	91,469
Standby letters of credit	1,255	1,255	1,180	1,180

16.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2004 and 2003

(In thousands)

	2004	2003

ASSETS

Cash and cash equivalents	$709	$361
Investment in subsidiary	30,261	25,634
Other assets	1,257	799

Total assets	$32,227	$26,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Long-term debt	$2,500
Other liabilities	121	$74

Total liabilities	2,621	74

Shareholders’ equity:
Common stock	6,343	6,096
Retained earnings	22,933	19,501
Accumulated other comprehensive income, net of taxes	330	1,123

Total shareholders’ equity	29,606	26,720

Total liabilities and shareholders’ equity	$32,227	$26,794

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002

Income:
Dividends declared by subsidiary - eliminated in consolidation	$593		$1,130
Other income		$42	50

Total income	593	42	1,180

Expenses:
Professional fees	96	62	144
Other expenses	378	184	184

Total expenses	474	246	328

Income (loss) before equity in undistributed income of subsidiary	119	(204)	852

Equity in undistributed net income of subsidiary	3,419	3,532	1,857

Income before income tax benefit	3,538	3,328	2,709

Income tax benefit	157	44	75

Net income	$3,695	$3,372	$2,784

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$3,695	$3,372	$2,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary	(3,419)	(3,532)	(1,857)
(Increase) decrease in other assets	(316)	(47)	33
Increase (decrease) in other liabilities	47	(22)	77

Net cash provided by (used in) operating activities	7	(229)	1,037

Cash flows used in investing activities:
Investment in subsidiary	(2,000)

Cash flows from financing activities:
Proceeds from borrowings	2,500
Share repurchase and retirement	(213)	(81)	(483)
Proceeds from exercise of stock options	317	245	202
Cash paid for dividends	(263)	(258)	(130)

Net cash provided by (used in) financing activities	2,341	(94)	(411)

Increase (decrease) in cash and cash equivalents	348	(323)	626

Cash and cash equivalents at beginning of year	361	684	58
Cash and cash equivalents at end of year	$709	$361	$684

Non-cash investing activities:
Net change in unrealized (loss) gain on available-for-sale investment securities	$(1,090)	$(1,080)	$989

Non-cash financing activities:
Tax benefit from stock options exercised	$143	$78	$86

17.          SUBSEQUENT EVENT

Merger of Bank of Madera County into Central Valley Community Bank

After the close of business on December 31, 2004, Central Valley Community Bancorp and Bank of Madera County completed their previously announced merger and the Bank of Madera County was merged into Central Valley Community Bank, the wholly owned subsidiary of Central Valley Community Bancorp.  The total consideration paid to Bank of Madera County shareholders and option holders was approximately $14,311,000 which was comprised of $1,911,000 in payment to holders of outstanding Bank of Madera County stock options, $6,200,000 in cash and 261,053 shares of Central Valley Community Bancorp common stock (valued at $6,200,000 for purposes of the merger agreement).  Total consideration paid to the Bank of Madera County shareholders was established under the terms of the merger agreement based on a value of $26.22 per share of Bank of Madera County common stock.

This transaction represents the first acquisition for Central Valley Community Bancorp.  Management believes that the merger will allow Central Valley Community Bank to further accommodate a growing customer base in Madera County, provide Bank of Madera County customers with more convenient locations in the Central Valley, as well as offer new advancement and geographic opportunities for their employees.  As a result of the above factors, management believes that the potential for the combined performance exceeds what each entity could accomplish independently and the goodwill in this transaction arose from the synergies associated with the merger.  The acquisition is part of Central Valley Community Bancorp’s long-term strategy to increase its presence from Sacramento to Bakersfield along the Highway 99 corridor and the surrounding foothills.

Due to the merger becoming effective after the close of business on December 31, 2004, the assets acquired, liabilities assumed and the operating results for Bank of Madera County are not reflected in the financial statements of Central Valley Community Bancorp at December 31, 2004.

The fair values of the assets acquired and the liabilities assumed after the close of business on December 31, 2004, the date of acquisition, are as follows (in thousands):

Assets:
Cash	$2,842
Federal funds sold	19,250
Loans, net of allowance for loan losses of $751	45,028
Property and equipment	390
Core deposit intangibles	1,500
Goodwill arising in the acquisition	8,939
Other assets	570

Total assets acquired	78,519

Liabilities:
Deposits	(63,769)
Other liabilities	(439)

Total liabilities assumed	(64,208)

Net assets acquired	$14,311

Goodwill and Intangible Assets

The $1,500,000 core deposit intangible will be amortized over an estimated life of 7 years with no significant residual value.  Goodwill of $8,939,000 arising in the acquisition will be allocated to Other Assets and will not be subject to amortization for book purposes, but will be reviewed for impairment.

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

ITEM 8b -              OTHER INFORMATION

Not Applicable.

PART III

ITEM 9 -                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE

WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2004 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

For information concerning securities authorized for issuance under equity compensation plans, See “STOCK OPTION PLANS” in the Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference

ITEM 12 -                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “INDEBTEDNESS OF MANAGEMENT” in the Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

ITEM 13 -              EXHIBITS

(a)  EXHIBITS

See Index to Exhibits at pages 91 through 96 of this Form 10-KSB.

ITEM 14 -              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents fees billed for the years ended December 31, 2004 and 2003 for professional services rendered by the Company’s independent public accountants in connection with the audit of the Company’s consolidated financial statements and fees billed by the Company’s independent public accountants for other services rendered to the Company.

FEES	2004	2003
Audit Fees (1)	$106,700	$100,335
Audit-Related Fees (2)	$27,600	0
Tax Fees (3)	$26,700	$17,725
All Other Fees (4)	$25,000	$72,985

(1)          Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements and  review of financial statements included in the Company’s quarterly reports.  The audit fees also consist of services normally provided in connection with statutory and regulatory filings or engagements.

(2)          Audit-related fees represent fees for professional services such as merger related services and technical accounting, consulting and research.

(3)          Tax service fees consist of compliance fees for the preparation of original and amended tax returns, claims for refunds and tax payment-planning services.   Tax service fees also include fees relating to other tax advice, tax consulting and planning other than for tax compliance and preparation.

(4)          All other fees in 2004, consisted primarily of consulting services for the Company’s strategic plan.  In 2003, other fees were for consulting services for strategic planning, operational review and compilation of a compensation survey.

The Audit/Compliance Committee has determined that the provision of services, in addition to audit services, rendered by Perry-Smith LLP and the fees paid therefor in fiscal years 2004 and 2003 were compatible with maintaining Perry-Smith LLP’s independence.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 21, 2005	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle	Date: March 21, 2005
Daniel J. Doyle,
President and Chief Executive Officer and Director (principal executive officer)

/s/ Gayle Graham	Date: March 21, 2005
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer
and principal financial officer)

Daniel N. Cunningham *	Date: March 21, 2005
Daniel N. Cunningham,
Chairman of the Board and Director

Sidney B. Cox *	Date: March 21, 2005
Sidney B. Cox, Director

Edwin S. Darden *	Date: March 21, 2005
Edwin S. Darden, Director

Steven D. McDonald *	Date: March 21, 2005
Steven D. McDonald, Director

Louis McMurray *	Date: March 21, 2005
Louis McMurray, Director

Wanda L. Rogers *	Date: March 21, 2005
Wanda L. Rogers, Director

William S. Smittcamp *	Date: March 21, 2005
William S. Smittcamp, Director

Joseph B. Weirick *	Date: March 21, 2005
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 21, 2005
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1

Agreement and Plan of Reorganization by and between Central Valley Community Bancorp and Bank of Madera County dated as of July 19, 2004 as amended to reflect amendments at Section 2.5 dated September 29, 2004, incorporated by reference to Appendix A to the proxy statement-prospectus contained in the Registration Statement on Form S-4, Registration Statement No. 333-118534, effective as of November 4, 2004.

3.1.1	Articles of Incorporation of the Company. (1)

3.1.2	Certificate of Amendment of Articles of Incorporation, dated July 6, 2000. (2)

3.1.3	Certificate of Amendment of Articles of Incorporation, dated January 6, 2003 (incorporated herein by reference to Exhibit 3.1.3 to Registrant’s Annual Report on Form 10-KSB filed March 26, 2004).

3.2	Bylaws of the Company as amended to date. (3)

4	N/A

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (4) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (5) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (6) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (7) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (8) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (9) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (10) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (11) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (12) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (13) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (14) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (15) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (17) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (18) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (19) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (20) *

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (21) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (22) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (23) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (24) *

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (25) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (26) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (27) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (28) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (29) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (30) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (31) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (32) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (33) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (34) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (35) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (36) *

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

10.47

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Daniel N. Cunningham effective October 31, 2003. (48)*

10.48

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and William S. Smittcamp effective October 31, 2003. (48)*

10.49

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Louis McMurray effective October 31, 2003. (48)*

10.50

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Wanda Lee Rogers effective October 31, 2003. (48)*

10.51	Business Loan Agreement and Pledge Agreement dated as of December 17, 2004, between Central Valley Community Bancorp and Bank of the West (filed herewith).

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(48)         Filed as Exhibits to the Annual Report on Form 10-KSB filed March 26, 2004 and incorporated herein by reference.

(b)          REPORTS ON FORM 8-K

(1)          On October 19, 2004, the Company filed a Current Report on Form 8-K reporting under Item 2.02 the issuance of a press release announcing unaudited financial information for the quarter and nine-month periods ended September 30, 2004 and related matters.   The text of the press release was included as an exhibit under Item 9.01.

(2)          On November 11, 2004, the Company filed a Current Report on Form 8-K reporting under Item 8.01 the suspension of the Company’s stock repurchase program.

(3)          On December 22, 2004, the Company filed a Current Report on Form 8-K reporting under Item 1.01 and Item 2.03 that on December 17, 2004, the Company had entered into a non-revolving loan agreement with Bank of the West under which the Company borrowed $2,500,000.  The Business Loan Agreement is filed as an exhibit to this 10-KSB and is incorporated by reference.

(4)          On January 6, 2005, the Company filed a Current Report on Form 8-K reporting under Item 8.01 the completion of the merger under which Bank of Madera County merged with and into Central Valley Community Bank, the wholly owned subsidiary of the Company.  The text of the press release, dated December 31, 2004, announcing the completion of the acquisition was included as an exhibit under Item 9.01.

(5)          On February 22, 2005, the Company filed a Current Report on From 8-K reporting under Item 1.01 that on February 16, 2005,  the Executive and Directors Resource Committee of the Board of Directors of Central Valley Community Bancorp approved the Chief Executive Officer’s annual incentive bonus and increases in the base salary of the Chief Executive Officer and four members of senior management.

(6)          On February 23, 2005, the Company filed a Current Report on Form 8-K reporting under Item 1.01 that on February 16, 2005, the Executive and Directors Resource Committee of the Board of Directors of Central Valley Community Bancorp recommended and the Board approved, the acceleration of the vesting of all the currently outstanding options held by the members of the Board of Directors and certain members of senior management.