Form 10-Q
period 2005-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2005-05-12
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0539125 (I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California (Address of principal executive offices)	93612 (Zip code)

Registrant’s telephone number (559) 298-1775

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2005: 2,919,680 shares

CENTRAL VALLEY COMMUNITY BANCORP

2005 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS FROM 8-K

SIGNATURES

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,208	$17,507
Federal funds sold	25,398	26,307
Total cash and cash equivalents	41,606	43,814
Interest bearing deposits with other banks	2,599	2,605

Available-for-sale investment securities (amortized cost of $119,907 at March 31, 2005 and $98,421 at December 31, 2004)	118,950	98,983
Loans, less allowance for credit losses of $3,457 at March 31, 2005 and $2,697 at December 31, 2004	259,767	206,582
Bank premises and equipment, net	3,080	2,724
Bank owned life insurance	6,471	6,075
Federal Home Loan Bank stock	1,606	1,420
Goodwill	8,955	—
Intangible assets	1,446	—
Accrued interest receivable and other assets	5,071	5,944

Total assets	$449,551	$368,147
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$123,902	$105,235
Interest bearing	278,829	220,951
Total deposits	402,731	326,186

Short-term borrowings	2,781	2,000
Long-term debt	3,719	6,500
Accrued interest payable and other liabilities	4,330	3,855

Total liabilities	413,561	338,541
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,890,930 and 2,628,867shares issued and outstanding at March 31, 2005 and December 31, 2004	12,437	6,343
Retained earnings	24,127	22,933
Accumulated other comprehensive (loss) income, net of taxes	(574)	330
Total shareholders’ equity	35,990	29,606

Total liabilities and shareholders’ equity	$449,551	$368,147

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANK

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the Three Months
	Ended March 31
(In thousands except earnings per share amounts)	2005	2004
INTEREST INCOME:
Interest and fees on loans	$4,545	$3,061
Interest on Federal funds sold	142	34
Interest and dividends on investment securities:
Taxable	843	559
Exempt from Federal income taxes	328	207
Total interest income	5,858	3,861
INTEREST EXPENSE:
Interest on deposits	761	432
Other	60	64
Total interest expense	821	496
Net interest income before provision for credit losses	5,037	3,365
PROVISION FOR CREDIT LOSSES	—	—
Net interest income after provision for credit losses	5,037	3,365
NON-INTEREST INCOME:
Service charges	578	565
Loan placement fees	91	83
Net realized gain on sales of investment securities	—	477
Appreciation in cash surrender value of bank owned life insurance	46	56
Federal Home Loan Bank stock dividends	16	6
Other income	124	156
Total non-interest income	855	1,343
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,390	1,920
Occupancy and equipment	510	387
Other expenses	1,151	1,063
Total non-interest expenses	4,051	3,370

Income before provision for income taxes	1,841	1,338
PROVISION FOR INCOME TAXES	647	477
Net income	$1,194	$861

Basic earnings per share	$0.41	$0.33
Diluted earnings per share	$0.37	$0.29

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTH PERIOD ENDED MARCH 31, 2005

(Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive Income /(Loss)	Shareholders’	Total Comprehensive
(In thousands, except share amounts)	Stock	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, January 1, 2004	2,598,927	$6,096	$19,501	$1,123	$26,720
Comprehensive income
Net income			3,695		3,695	$3,695
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities, net of taxes				(793)	(793)	(793)
Total comprehensive income						$2,902
Stock options exercised and related tax benefit	38,940	460			460
Repurchase and retirement of common stock	(9,000)	(213)			(213)

Balance, December 31, 2004	2,628,867	$6,343	$22,933	$330	$29,606
Comprehensive income
Net income			1,194		1,194	$1,194
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities, net of taxes				(904)	(904)	(904)
Total comprehensive income						$290
Stock issued for acquisition	261,053	6,079			6,079
Stock options exercised and related tax benefit	1,010	15			15
Balance, March 31, 2005	2,890,930	$12,437	$24,127	$(574)	$35,990

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(In thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,194	$861
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase(decrease) in deferred loan fees	58	(77)
Depreciation, amortization and accretion, net	561	642
Net realized gains on sales of available-for-sale investment securities	—	(477)
Increase in bank owned life insurance, net of expenses	(46)	(55)
FHLB stock dividends	(14)	—
Net decrease in accrued interest receivable and other assets	1,888	26
Net increase (decrease) in accrued interest payable and other liabilities	43	(438)

Net cash provided by operating activities	3,684	482

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisitions	13,844	—
Purchases of available for sale investment securities	(25,801)	(15,385)
Proceeds from sales or calls of available-for-sale investment securities	—	4,351
Proceeds from principal repayments of available for sale investment securities	4,051	6,803
Net decrease in interest bearing deposits in other banks	6	—
Net (increase)decrease in loans	(8,215)	2,766
Purchases of premises and equipment	(210)	(105)
Purchases of bank owned life insurance	(350)	—
Net cash used in investing activities	(16,675)	(1,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	6,260	9,004
Net increase (decrease) in time deposits	6,515	(2,494)
Proceeds from borrowings from Federal Home Loan Bank	—	6,000
Repayments to Federal Home Loan Bank	(2,000)	(5,000)
Share repurchase and retirement	—	(213)
Proceeds from exercise of stock options	8	283
Net cash provided by financing activities	10,783	7,580
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,208)	6,492
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,814	35,331
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,606	$41,823
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$780	$591
Income taxes	$683	$460
Non–Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(1,519)	$400
Non–Cash Financing Activities:
Tax benefit from stock options exercised	$7	$135
Supplemental Schedules Related to Acquisition:
Acquisition of Bank of Madera County:
Deposits	$63,769
Other liabilities	439
Loans, net	(45,028)
Goodwill and intangibles	(10,455)
Premises and equipment	(390)
Federal Home Loan Bank stock	(172)
Other assets	(398)
Stock Issued	6,079
Cash acquired, net of cash paid to Bank of Madera County shareholders	$13,844

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders’ on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position and shareholders’ equity at March 31, 2005 and December 31, 2004, and the results of its operations and cash flows for the interim period ended March 31, 2005 and 2004, have been included. Certain reclassifications have been made to prior year amounts to conform to the 2005 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management has determined that since all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts for more than 10 percent of revenues for the Company or the Bank.

Note 2. Stock-Based Compensation

At March 31, 2005, The Company has two stock-based compensation plans, the Central Valley Community Bancorp 2000 and 1992 Stock Option Plans.   The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In February 2005 the Company accelerated the vesting of 93,000 options previously granted to certain directors and executive officers. The pro-forma consolidated net earnings and earnings per share information for the first quarter of 2005, presented in the table below, reflects the acceleration.  No stock-based compensation cost is reflected in net income for the quarter as a result of the acceleration of the vesting as it is expected that all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	For the Quarter Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net earnings as reported	$1,194	$861
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	375	50
Pro forma net income	$819	$811

Basic earnings per share – as reported	$0.41	$0.33
Basic earnings per share – pro forma	$0.28	$0.31

Diluted earnings per share – as reported	$0.37	$0.29
Diluted earnings per share – pro forma	$0.26	$0.28

The fair value of option granted during the three months ended March 21, 2005 and 2004 is estimated on the date of grant using an option-pricing model with the following assumptions: expected options life of 10 years; expected stock volatility of 66.27%; a risk free interest rate of 4.17%; and a dividend yield of 0.05%.

Note 3. Earnings per share

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
	2005	2004
	In thousands (except share and per share amounts)
Basic Earnings Per Share:
Net income	$1,194	$861
Weighted average shares outstanding	2,890,663	2,625,810
Net income per share	$0.41	$0.33

Diluted Earnings Per Share:
Net income	$1,194	$861
Weighted average shares outstanding	2,890,663	2,625,810
Effect of dilutive stock options	297,658	297,253
Weighted average shares of common stock and common stock equivalents	3,188,321	2,923,063
Net income per diluted share	$0.37	$0.29

Note 4. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended March 31, 2005 and 2004 was $290,000 and $1,133,000.

Note 5.  Merger of Bank of Madera County into Central Valley Community Bancorp

After the close of business on December 31, 2004, Central Valley Community Bancorp and Bank of Madera County (“BMC”) completed their previously announced merger and the BMC was merged into Central Valley Community Bank, the wholly owned subsidiary of Central Valley Community Bancorp. Management believes that the merger will allow Central Valley Community Bank to further accommodate a growing customer base in Madera County, provide Bank of Madera County customers with more convenient locations in the Central Valley, as well as offer new advancement and geographic opportunities for their employees.  As a result of the above factors, management believes that the potential for the combined performance exceeds what each entity could accomplish independently and the goodwill in this transaction arose from the synergies associated with the merger.  The acquisition is part of Central Valley Community Bancorp’s long-term strategy to increase its presence from Sacramento to Bakersfield along the Highway 99 corridor and the surrounding foothills.

As of the date of acquisition, BMC had total assets of $68,080,000, comprised of $2,842,000 in cash and due from banks, $19,250,000 in Federal funds sold, $45,028,000 in loans (net of allowance for credit losses of $751,000), $390,000 in premises and equipment and $570,000 in other assets.  Total liabilities acquired amounted to $64,208,000, including $63,769,000 in deposits.

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

The excess of the purchase price over the estimated fair value of the net assets acquired was $8,955,000, which was recorded as goodwill and is not subject to amortization.  In addition, assets acquired also included a core deposit intangible of $1,500,000 which is being amortized using a straight-line method over a period of seven years with no significant residual value.

The accompanying unaudited condensed consolidated financial statement include the accounts of BMC since January 1, 2005.  The following supplemental pro forma information discloses selected financial information for the periods indicated as though the BMC merger had been completed as of the beginning of each of the periods being reported.  Dollars are in thousands except per share data.

	Three Months Ended
	March 31,
	2005	2004
Revenue	$6,713	$6,056

Net income	$1,194	$972

Diluted earnings per share	$0.37	$0.31

Note 6.  Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations.

Commitments to extend credit amounting to $123,610,000 and $106,561,000 were outstanding at March 31, 2005 and December 31, 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $25,317,000 and $18,099,000 as of March 31, 2005 and December 31, 2004, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $511,000 and $1,255,000 were outstanding at March 31, 2005 and December 31, 2004, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2005 and December 31, 2004.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

Undisbursed lines of credit amounting to $49,501,000 and $41,664,000 were outstanding at March 31, 2005 and December 31, 2004, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan in their discretion and may expire between one and twelve months.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

During the first quarter of 2005, the Company wrote down its investment in a title and insurance company by an additional $100,000 to its current estimated fair value of $250,000.  This investment is included in other assets in the condensed consolidated balance sheet.  The title and insurance company is currently in negotiations to either be sold or restructured.  The ultimate resolution is not known and any additional adjustment to fair value, if necessary, is not currently estimable.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 7. Recent Accounting Developments

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates, a decline in economic conditions at the international, national or local level on the Company’s results of operations, the Company’s ability to continue its internal growth at historical rates, the Company’s ability to maintain its net interest margin, and the quality of the Company’s earning assets; (3) changes in the regulatory environment; (4) fluctuations in the real estate market; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Quarterly Report on Form 10-Q the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those discussed in the Company’s 2004 Annual Report to Shareholders’ on Form 10-KSB.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

We are pleased to report in the first quarter of 2005 that both our operations and the completed merger, which includes the data system conversion of Bank of Madera County (BMC), were accretive to our diluted earnings per share (EPS).  Diluted EPS for the first quarter of 2005 was $0.37 compared to $0.29 for the first quarter of 2004.  Moreover, the increase in EPS was generated after the 8% dilutive impact of the additional 261,053 shares of common stock issued as a result of the BMC merger.  Net income for the first quarter of 2005 was $1,194,000 compared to $861,000 for the same period 2004. In 2004, the $861,000 in earnings included a non-recurring gain of $477,000 from the sale of securities.   We did not realize any gain on sale of securities in the first quarter of 2005.  Further discussion of operations and the effects of the merger are discussed below.

Return on equity for the first quarter of 2005 was 13.22% compared to 12.40% for the same period of 2004.  Return on tangible equity for the first quarter of 2005 was 18.41% compared to 12.40% for the same period of 2004.  Total goodwill and core deposit intangible, resulting from the BMC merger, at March 31, 2005 was $10,401,000 compared to none at March 31, 2004.  Total equity was $35,990,000 at March 31, 2005 compared to $28,058,000 at March 31, 2004.

Total loans continued to grow at a double digit pace in the first quarter of 2005.  Average total loans increased $74,528,000 or 40.7% in the first quarter of 2005 compared to the first quarter of 2004 of which $45,779,000 can be attributed to the BMC merger.  Asset quality continues to be strong, however this quarter reflects the first non-accrual loans for the Bank since February 2004.  Non-accrual loans at March 31, 2005 were $1,308,000 compared to none at March 31, 2004.  Two of the three loans reflected in the non-accrual volume were the result of loans from the BMC merger.  Loans are discussed in further detail in Loans below.

The Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Incentive Plan), subject to shareholder approval, to promote the long-term interests of the Company and the Company’s shareholders by providing a means for attracting and retaining directors, independent contractors, officers, and employees of the Company and the Bank.  A copy of the 2005 Incentive Plan is attached as an exhibit to our Proxy Statement Annual Meeting of Shareholders of Central Valley Community Bancorp.

Central Valley Community Bancorp  (Company)

We are a central California-based bank holding company for a one bank subsidiary, Central Valley Community Bank (the “Bank”). We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno and Madera Counties of central California.  Additionally, we have a private banking office in Sacramento County. As a holding company, the Company is subject to supervision, examination and regulations of the Federal Reserve Bank.

After the close of business on December 31, 2004, we completed our merger with BMC.  The Madera and Oakhurst branches of BMC were merged into the Bank bringing the total number of branches of the Bank to nine (9).  For details of the merger, refer to Note 5 of Unaudited Condensed Consolidated Financial Statements herein.

At March 31, 2005, we had total loans of $263,224,000, total assets of $449,551,000, total deposits of $402,731,000 and stockholders’ equity of $35,990,000.  The result of the merger added $45,779,000 in loans, $63,769,000 in deposits, and $68,080,000 in assets to the Company.

Central Valley Community Bank  (Bank)

The Bank commenced operations in January 1980 as a state-chartered bank. As a state-chartered bank, the Bank is subject to primary supervision, examination and regulation by the Department of Financial Institutions. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits thereof, and is also subject to supervision, examination and regulations of the FDIC.

The Bank has nine (9) full service branches serving the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2004 FDIC data, the six (6) branches in Fresno County (Clovis, Fresno, Kerman, and Prather branches) have a 5.3% combined deposit market share of all banks and 3.3% of all depositories including credit unions, thrifts, and savings banks.

The Bank anticipates additional branch openings to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates opening a new full-service office in the downtown area of Fresno sometime in the third quarter of 2005.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

• Return to our stockholders;

• Return on average assets;

• Development of core revenue streams, including net interest income and non-interest income;

• Asset quality;

• Asset growth; and

• Operating efficiency.

Return to Our Stockholders.

Our return to our stockholders is measured in the form of return on average equity (“ROE”). Our net income for the three months ended  March 31, 2005 increased  $333,000 or 38.7% to $1,194,000 compared to $861,000 for the three months ended March 31, 2004. Net income increased mainly due to an increase in net interest income provided by the increase in interest rates and the additional loan volume from the merger and our own organic growth.  This increase was partially offset by an increase in interest expenses and operating expenses and a decrease in non-interest income. Basic EPS increased to $0.41 for the three months ended March 31, 2005 compared to $0.33 for the three months ended March 31, 2004. Diluted EPS increased to $0.37 for the three months ended March 31, 2005 compared to $0.29 for the three months ended March 31, 2004. The increase in EPS was due primarily to the increase in net income, partially offset by the increase in average shares outstanding as a result of the merger and the exercise of stock options. Our ROE was 13.22% for the three months ended March 31, 2005 compared to 12.40% for the three months ended March 31, 2004.The increase in ROE is due to the increase in income and partially offset by the increase in average equity outstanding, as a result of the merger.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the three months ended March 31, 2005 increased to 1.08% compared to 1.04% for the three months ended March 31, 2004. The increase in ROA is due to the increase in net income relative to our increase in average assets.  ROA for our peer group was 1.33% at December 31, 2004.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth and managing the cost of funds. As a result, our net interest income before provision for credit losses increased $1,672,000 or 49.7% to $5,037,000 for the three months ended March 31, 2005 compared to $3,365,000 for the three months ended March 31, 2004. Our net interest margin has also improved 45 basis points to 5.19% for the three months ended March 31, 2005 compared to 4.74% for the three months ended March 31, 2004.

Our non-interest income is generally made up of service charges and fees on deposit accounts and fee income from loan placements.  Our non-interest income for the three months ended  March 31, 2005  decreased $488,000 or 36.4% to  $855,000 compared to $1,343,000 for the three months ended March 31, 2004. Non-interest income in the first quarter of 2004 included a gain from the sale of investments of  $477,000. Customer service charges increase slightly to $578,000 for the first three months of 2005 compared to $565,000 for the same period in 2004, mainly due to an increase in the number of transaction accounts.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. Non-performing loans totaled $1,308,000 as of March 31, 2005 compared to none as of December 31, 2004. Of the $1,308,000 in non-performing loans as of  March 31, 2005, none are current. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  Non-performing loans as a percentage of gross loans was  0.50% as of  March 31, 2005 compared to none at December 31, 2004.  Net of government guarantees on certain non performing loans, non-performing loans totaled $982,000, or 0.37% of total loans as of March 31, 2005 compared to none as of December 31, 2004.  As we apply our credit standards to loans acquired from the merger, we may see non-performing loans increase again.  However, we believe the overall loan portfolio from the merger is good and is adequately reserved.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments  is  fundamental to our asset growth. Total assets increased 22.1% during the first three months of 2005 from $368,147,000 as of December 31, 2004 to $449,551,000 as of  March 31, 2005. Total gross loans increased 25.8% to $263,224,000 as of March 31, 2005 compared to $209,279,000 as of December 31, 2004. Total investment securities increased 20.2% to $118,950,000 as of  March 31, 2005 compared to $98,983,000 as of December 31, 2004.Total deposits increased 23.5% to $402,731,000 as of  March 31, 2005 compared to $326,186,000 as of December 31, 2004.   We continue to under perform in our loan to deposit ratio compared to our peers.   Our loan to deposit ratio at March 31, 2005 was 65.4% compared to 64.2% at December 31, 2004.   The loan to deposit ratio of our peers is 84.0%.  Refer to above for discussion of the increase in loans and deposits volumes resulting from the BMC merger.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. The Bank’s efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved to 65.0% for the first three months of 2005 compared to 74.8% for the first three months of 2004. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. The Bank’s net interest income before provision for credit losses plus non-interest income increased 25.1% to $5,892,000 for the three months ended March 31, 2005 compared to $4,708,000 for the same period in 2004, while operating expenses increased 20.2%to $4,051,000 from $3,370,000 for the same period 2004.

RESULTS OF OPERATIONS

Net Income

Net income increased to $1,194,000 for the three months ended March 31, 2005 compared to $861,000 for the three months ended March 31, 2004.  Basic earnings per share were $0.41 and $0.33 for the three months ended March 31, 2005 and 2004, respectively. Diluted earnings per share were $0.37 and $0.29 for the three months ended March 31, 2005 and 2004, respectively. ROE was 13.22% for the three months ended March  31, 2005 compared to 12.40% for the three months ended March 31, 2004. ROA for the three months ended March 31, 2005 was 1.08% compared to 1.04% for the three months ended March 31, 2004.

The increase in net income and profitability for the three months ended March 31, 2005 compared to the same period in the prior year was mainly due to the increases in net interest income and was partially offset by decreases in non-interest income and increases in non-interest expense. Net interest income increased due to an increase in average interest earning assets provided by our organic growth, and the merger, and the positive effect of our asset sensitive position expanding our net interest margin in response to the seven  increases in the Federal funds interest rate since June 30, 2004. Non-interest income, in the first quarter of 2004 included a non-recurring gain from the sale of investments. Non-interest expenses increased primarily due to salaries and benefits and occupancy expenses.

Interest Income and Expense

Net interest income is the most significant component of our income from operations. Net interest income is the difference (the “interest rate spread”) between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Unaudited) (Dollars in Thousands)

	FOR THE THREE MONTHS ENDED MARCH 31, 2005			FOR THE THREE MONTHS ENDED MARCH 31, 2004
	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE	AVERAGE BALANCE	INTEREST	AVERAGE INTEREST RATE
ASSETS
Interest-earning deposits in other banks	$2,621	$11	1.68%	$500	$2	1.60%
Securities
Taxable securities	96,455	832	3.45%	76,518	557	2.91%
Non-taxable securities (1)	21,858	497	8.00%	18,565	314	6.77%
Total investment securities	118,313	1,329	4.49%	95,083	871	3.66%
Federal funds sold	23,354	142	2.43%	14,486	34	0.94%
Total securities	144,288	1,482	4.11%	110,069	907	3.30%
Loans (2) (3)	256,376	4,545	7.09%	182,817	3,061	6.70%
FHLB stock	1,588	16	4.03%	596	6	4.03%
Total interest-earning assets	402,252	6,043	6.01%	293,482	3,974	5.42%
Allowance for credit losses	(3,428)			(2,451)
Non-accrual loans	1,111			142
Cash and due from banks	17,874			24,899
Premises	3,134			2,964
Other non-earning assets	21,932			10,986
Total average assets	$442,875			$330,022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$85,955	$37	0.17%	$62,278	$27	0.17%
Money market accounts	105,570	278	1.05%	79,581	150	0.75%
Time certificates of deposit, under $100,000	44,766	225	2.01%	33,860	143	1.69%
Time certificates of deposit, $100,000 and over	40,239	221	2.20%	25,298	112	1.77%
Total interest-bearing deposits	276,530	761	1.10%	201,017	432	0.86%
Other borrowed funds	7,411	60	3.24%	8,538	64	3.00%
Federal funds purchased	—		—			—
Total interest-bearing liabilities	283,941	821	1.16%	209,555	496	0.95%
Non-interest bearing demand deposits	119,310			89,929
Other liabilities	3,485			2,772
Shareholders’ equity	36,139			27,766
Total average liabilities and shareholders’ equity	$442,875			$330,022

Interest income and rate Earned on average earning assets		$6,043	6.01%		$3,974	5.42%
Interest expense and interest cost related to average interest-bearing liabilities		821	1.16%		496	0.95%

Net interest income and net interest margin (4)		$5,222	5.19%		$3,478	4.74%

(1) Calculated on a fully tax equivalent (FTE) basis which includes Federal tax benefits relating to income earned on municipal bonds totaling $169 and $107 in 2005 and 2004, respectively.

(2) Loan interest income includes loan fees of $237 in 2005 and $198 in 2004.

(3) Average loans do not include non-accrual loans.

(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 48.5% in the first three months of 2005 compared to the same period of 2004.  The combination of the increased volume from the merger with BMC and the organic growth from the focus on building relationships versus providing transactional loans coupled with the seven  interest rate increases that have occurred since June 30, 2004, were the major components of the $1,484,000 increase.  Average total loans for the first three months of 2005 was $257,487,000 compared to $182,959,000 for the same period 2004.  Of the $74,528,000 increase in loans in the first quarter of 2005, the merger with BMC provided approximately $45,779,000 in additional loans.  The yield on loans for the first quarter of 2005 was 7.09% compared to 6.70% for the first quarter of 2004.  The Bank is considered asset-sensitive and in a position to benefit from future interest rate increases.  No assurance can be given that this level of loan growth will continue.  Refer to Provision for Credit Losses below for discussion regarding risk and risk assessment of loans.

Interest income from total investments, (total investments include investment securities, Federal funds, interest bearing deposits with other banks, and other securities)  increased $513,000 in the first three months of 2005 compared to the same period of 2004, mainly due to the 31.1% increase in average balances of these investments and the seven interest rate increase that have occurred since June 30, 2004.  The $34,219,000 increase in average balances includes $19,250,000 in securities from the BMC merger.  Due to our low loan to deposit ratio, a significant contributor to interest income is provided by the investment portfolio and represents 26.1% of net interest income.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At March 31, 2005, we held $60,285,000 or 41.0% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 3.60%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten. Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The net of tax-effect of the change in market value of the investment portfolio is also reflected in the Company’s equity.  At March 31, 2005, the average life of the investment portfolio was 4.3 years and the market value reflected a loss of $957,0000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2005, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $7,799,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is estimated to increase $5,909,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past year, which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management ‘s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the three months ended March 31, 2005 increased  $1,997,000, to $5,858,000 compared to $3,861,000 for the three months ended March 31, 2004. The increase was due to the 37.1% increase in the average balance of interest earning assets, combined with the 59 basis point increase in the yield on those assets.   Average interest earning assets increased to $402,252,000 for the three months ended March 31, 2005 compared to $293,482,000 for the three months ended March 31, 2004. The yield on interest earning assets increased to 6.01% for the three months ended March 31, 2005 compared to 5.42% for the three months ended March 31, 2004.   The $108,770,000 increase in average earning assets was the result of our own organic growth and the approximate $45,779,000 in loans and $19,250,000 in investments as the result of the merger of BMC.

Interest expense on deposits for the three months ended March 31, 2005 increased $329,000 or 76.1% to $761,000 compared to $432,000 for the three months ended March 31, 2004. This increase was due to the repricing of interest bearing deposits as a result of the increases in the Federal funds interest rate and the $75,513,000 increase in volume of average interest bearing deposits. Average interest-bearing deposits were $276,530,000 for the three months ended

March 31, 2005 compared to $201,017,000 for the same period ended March 31, 2004.   The increase was the result of our own internal growth and the addition of approximately $63,769,000 in deposits as the result of the merger of BMC.

Average other borrowings decreased to $7,411,000 with an effective rate of 3.24% for the three months ended March 31, 2005 compared to $8,538,000 with an effective rate of 3.00% for the three months ended March 31, 2004.    Included in other borrowings are advances from the Federal Home Loan Bank and a loan from the Bank of the West, primarily to provide additional capital for the Bank in conjunction with the merger of BMC.   Additionally, we borrowed funds from the Federal Home Loan Bank (FHLB) during a period of low interest rates.  Effective rate of the FHLB advances was 2.2% for the first three months of 2005 compared to 3.0% for the same period 2004.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 32.7% from an average $89,929,00 for the three months ended March 31, 2004 to $119,310,000 for the three months ended March 31, 2005.  The merger with BMC added approximately $19,173,000 in non-interest bearing deposits to our portfolio.  The cost of all of our interest bearing liabilities increased 21 basis points to 1.16% for the three months ended March 31, 2005 compared to 0.95% for the three months ended March 31, 2004. Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) increased 32.8% to $284,699,000 for the three months ended March 31, 2005 compared to $214,429,000 for the three months ended March 31, 2004.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2005 increased $1,672,000 or 49.7% to  $5,037,000 compared to $3,365,000 for the three months ended March 31, 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets partially offset by the increase in average interest bearing liabilities. Average interest earning assets were $402,252,000 for the three months ended March 31, 2005 with a net interest margin of 5.19% compared to $293,482,000 with a net interest margin of 4.74% for the three months ended March 31, 2004. For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

We provide for possible credit losses by a charge to operating income based upon the composition of the loan portfolio, past delinquency levels, losses and non-performing assets, economic and environmental conditions and other factors which, in management’s judgement, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning bank asset is not warranted.

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Administrator (“CCA”), who reviews the grades for accuracy and makes recommendations to Credit Review who gives final approval.  The risk grading and reserve allocation is analyzed annually by a third party credit reviewer and by various regulatory agencies.

Quarterly, the CCA sets the specific reserve for all adversely risk-graded credits.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not adversely graded.  Historical loss experience within the portfolio along with peer bank loss experiences are used in determining the level of the reserves held.

The allowance for credit losses is reviewed at least quarterly by the Board’s Audit/Compliance Committee and by the Board of Directors.   Reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each adversely graded assets, as well as to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgement, the allowance does not properly reflect the portfolio’s potential loss exposure.

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	March 31, 2005 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2004 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,362	28.1%	$786	27.5%
Real Estate	915	37.9%	898	35.9%
Real Estate – construction, land development and other land loans	340	17.4%	197	16.9%
Equity Lines of Credit	179	7.8%	136	8.9%
Consumer & Installment	50	2.6%	178	3.1%
Agricultural	200	5.6%	151	7.6%
Other	4	0.6%	51	0.1%
Non-specific reserve	407		300
	$3,457		$2,697

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

We made no additions to the allowance for credit losses in the first quarters of 2005 and 2004, due mainly to improvements in our credit quality supported by the historical net charge-off ratio, which reflect net charge-offs or net recoveries to beginning loan balances for the past three (3) years and recoveries on prior charged-off loans.  For 2004, we had a net recovery ratio of 0.146% and net charge-off ratios of 0.005% for 2003 and 0.031% for 2002.   For the first three months of 2005, we had a net recovery ratio of 0.004% compared to a net recovery ratio of 0.04% for the same period in 2004. The potential for a future net recovery position is not likely as we have been very successful in collection of those loans charged off in prior years.

The completion of the merger of BMC into the Bank provided an additional $751,000 to the allowance for credit losses.  Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb estimated probable losses in the portfolio.   However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information of the allowance for credit losses.

Non-Interest Income

 Non-interest income represents non-interest types of revenue and is comprised of customer service charges loan placement fees, gain on sales of investments and other income. Non-interest income was $855,000 for the three months ended March 31, 2005 compared to $1,343,000 for the three months ended March 31, 2004.   The $488,000 decrease in non-interest income comparing the three months ended March 31, 2005 to the same period in 2004 was primarily due to the decrease in gain realized on sale of investment securities of  $477,000.

Customer service charges increased slightly to $578,000 for the first three months of 2005 compared to $565,000 for the same period in 2004, mainly due to an increase in average number of transaction accounts.  January service charge fees for the customers of BMC were waived for the conversion of their data processing system to our processing system so the effect to the additional accounts from the merger is yet to be fully recognized.

We earn loan placement fees from the brokerage of single-family residential mortgage loans.  We offer the service for the convenience of our customers.  Loan placement fees increased a modest $8,000 in 2005 compared to 2004 mainly due to the increase in mortgage rates and less refinancing opportunities as rates began to increase in the second half of 2004 and the first quarter of 2005. However, normal home sales due to  “moving up” or relocating are still fairly strong.  Fresno County continues to reflect very affordable housing compared to other parts of California.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of insurance contracts decreased $10,000 due to adjustments in the interest rate paid on Bank Owned Life Insurance.  This interest rate is reviewed annually by the Board of Directors.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends.  We currently hold $1,606,000 in FHLB stock of which $172,000 was the result of the merger with BMC. Dividends in the first quarter of 2005 increased  $10,000 compared to the same period in 2004.

Other income decreased $32,000 for the first three months of 2005 compared to the same period in 2004.  Rental income from equipment leased to others decreased $38,000 as a result of the Company’s decision to no longer participate in operating lease arrangements.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses. Non-interest expenses increased $681,000 to $4,051,000 for the three months ended March 31, 2005 compared to $3,370,000 for the three months ended March 31 2004.

The Bank’s efficiency ratio, measured as the percentage of non-interest expenses to net interest income before provision for credit losses plus non-interest income, improved to 65.0% for the quarter ended March 31, 2005 compared to 74.8% for the quarter ended March 31, 2004.

Salaries and employee benefits increased $470,000 or 24.5% to $2,390,000 for the quarter ended March 31, 2005 compared to $1,920,000 for the quarter ended March 31, 2004. The increase in salaries and employee benefits for the three month period ended March 31, 2005 can be attributed to normal cost increases for salaries and benefits and incentive based compensation due to increased loan and deposit production, profitability, and the additional personnel costs from the merger with BMC.  Commissions paid for loan placements increased $12,000 in the periods under review.

Occupancy expense increased $123,000 to $510,000 for the quarter ended March 31, 2005 compared to $387,000 for the quarter ended March 31, 2004. The 31.8% increase in occupancy expense for the three months ended March 31, 2005 was due mainly to the addition of the two branches resulting from the merger, normal increases in rent on existing leaseholds, and other occupancy related expenses.

Other non-interest expenses increased $88,000 or 8.3% in the period under review.   Contributing to the increase in other non-interest expense was an additional $100,000 write down to the Company’s investment in Diversified Capital Holdings, the parent company of a title and escrow insurance company.  To date, the Company has written down a total of $250,000 of the original $500,000 investment. Partially due to the economics of the title insurance business and the reduction of business as the result of increasing interest rates, the Company determined that the asset was impaired and wrote it down to its current estimated fair value.  Further adjustments to fair value may be necessary but is not estimable at this time.  We continue to monitor the investment.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the three month periods ended March 31,	Other Expense 2005	Annualized % Avg. Assets	Other Expense 2004	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$123	0.11%	$88	0.11%
Audit/accounting	60	0.05%	60	0.07%
Data/item processing	217	0.20%	190	0.23%
ATM/debit card expenses	23	0.02%	14	0.02%
Director fees	34	0.03%	32	0.04%
Donations	24	0.02%	30	0.04%
Education/training	17	0.02%	31	0.04%
General Insurance	23	0.02%	29	0.04%
Legal fees	37	0.03%	39	0.05%
Postage	40	0.04%	35	0.04%
Regulatory assessments	25	0.02%	21	0.03%
Stationery/supplies	50	0.05%	41	0.05%
Telephone	31	0.03%	22	0.03%
Travel expense	8	0.01%	14	0.02%
Operating losses	6	0.01%	2	0.00%
Fair value write down	100	0.02%	—	—
Reversal of REIT tax benefit	—	—	127	0.04%
Other	333	0.08%	288	0.09%
Total other non-interest expense	$1,151		$1,063

Provision for Income Taxes

The effective income tax rate was 35.1% for the three months ended March 31, 2005 compared to 35.6% for the three months ended March 31, 2004.  Provision for income taxes totaled $647,000 and $477,000 for the three months ended March 31, 2005, and 2004, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2005 compared to December 31, 2004

The merger of BMC along with the demand for our banking products has led to continued increases in loans and deposits during the first three months of 2005. As of March 31, 2005, total assets were $449,551,000, an increase of 22.1%, or $81,404,000, compared to $368,147,000 as of December 31, 2004. Total gross loans increased 25.8% or $53,945,000, to $263,224,000 as of March 31, 2005 compared to $209,279,000 as of December 31, 2004. Total deposits increased 23.5% or, $76,545,000 to $402,731,000 as of March 31, 2005 compared to $326,186,00 as of December 31, 2004. Stockholders’ equity increased to $35,990,000 as of March 31, 2005 compared to $29,606,000 as of December 31, 2004.

As stated previously, we completed the merger with BMC into the Bank on January 1, 2005.  The merger added $45,779,000 in loans, $63,769,000 in deposits, and $68,080,000 in total assets to our balance sheet as of January 1, 2005.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale. As of March 31, 2005, $30,175,000 was held as collateral for public funds, treasury, tax, and for other purposes.   Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The volume of our investment portfolio is generally considered higher than our peers due mostly to our relative low loan to deposit ratio.  Additionally, due to the continued growth of our deposits and the addition of the deposits and federal funds from the merger with BMC, the total investment portfolio grew 14.9% from $127,895,000 at December 31, 2004 to $146,947,000 at March 31, 2005.  The market value of the portfolio reflected a loss of  $957,000 at March 31, 2005 compared to a gain at $562,000 at December 31, 2004 which reflects the increase in the Federal funds rate of 50 basis points since the end of the year.

We held $1,606,000 in Federal Home Loan Bank stock as of March 31, 2005 compared to $1,420,000 as of December 31, 2004.  The increase is the result of the merger with BMC.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross	Estimated
March 31, 2005	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss))	Value

U.S. Government agencies	$32,326	$70	$(834)	$31,562
Municipals	23,221	456	(341)	23,336
U.S. Government agencies collateralized by mortgage obligations	60,569	348	(614)	60,303
Other securities	3,791		(42)	3,749

	$119,907	$874	$(1,831)	$118,950

		Gross	Gross	Estimated
December 31, 2004	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$22,492	$119	$(267)	$22,344
Obligations of states and political subdivisions	19,993	637	(121)	20,509
U.S. Government agencies collateralized by mortgage obligations	52,292	466	(255)	52,503
Other securities	3,644	0	(17)	3,627

	$98,421	$1,222	$(660)	$98,983

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

Loans

Total gross loans have increased to $263,224,000 as of March 31, 2005 compared to $209,279,000 as of December 31, 2004.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in Thousands)	March 31, 2005	% of Total loans	December 31, 2004	% of Total loans

Commercial & Industrial	$74,165	28.1%	$57,669	27.5%
Real Estate	99,987	37.9%	75,424	35.9%
Real Estate – construction, land development and other land loans	45,858	17.4%	35,364	16.9%
Equity Lines of Credit	20,696	7.8%	18,714	8.9%
Consumer & Installment	6,959	2.6%	6,420	3.1%
Agricultural	14,645	5.6%	15,946	7.6%
Other	1,470	0.6%	240	0.1%

	263,780	100.0%	209,777	100.0%
Deferred loan fees, net	(556)		(498)
Total loans	$263,224		$209,279

As of March 31, 2005, a concentration of loans existed in loans collateralized by real estate comprising 55.3% of total loans. This level of concentration is little changed from December 31, 2004. Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks.

We set limitations on our exposure in commercial real estate activities and employ monitoring tools and reporting consistent with sound industry practices. We identify our commercial real estate mortgage and construction loan portfolio risk loan categories and limit the aggregate of commercial real estate mortgage and construction loans outstanding to no more than 851% of the sum of Tier 1 capital. We further limit our total commercial real estate loans to no more than 650% of the sum of Tier 1 capital.

The Board of Directors reviews and approves concentration limits and exceptions to limitations of concentration are reported to the Board of Directors at least quarterly.

Non-performing assets. Non-performing assets consist of non-performing loans, Other Real Estate Owned (“OREO”) and repossessed assets. Non-performing loans are those loans which have (i) been placed on non-accrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under our asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status.   A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest under the original contractual terms is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At March 31, 2005 and December 31, 2004, we had no OREO, repossessed assets or restructured loans.  At March 31, 2005, we had $1,308,000 in non-accrual loans compared to no non-accrual loans at December 31, 2004.  Non-accrual loans at March 31, 2005 are comprised of three loans of which one has a SBA guarantee of $326,000. Two of the loans were assumed in the merger with BMC.  At March 31, 2005, we estimated the potential for any losses from these credits would have a minimal impact on the allowance for credit losses.

A summary of non-accrual, restructured, and past due loans at March 31, 2005 and December 31, 2004 is set forth below. The Company had no restructured loans or loans past due more than 90 days at March 31, 2005 and December 31, 2004. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	March 31, 2005	December 31, 2004
Non-accrual Loans

Commercial and Industrial	$283	$-0-
Real Estate	$590	$-0-
SBA Loans	435	-0-
Total non-accrual	1,308	-0-
Accruing loans past due 90 days or more	-0-	-0-
Restructured loans	-0-	-0-
Total non-performing loans	$1,308	$-0-
Nonperforming loans to total loans	0.50%	0.0%
Ratio of non-performing loans to allowance for credit losses	37.8%	0.0%
Loans considered to be impaired	$1,308	$-0-
Related allowance for credit losses on impaired loans	$159	$-0-

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of March 31, 2005 all impaired loans, consisting of the non-accrual loans, were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal..  Of the $1,308,000 in non-performing loans as of March 31 2005, none are current. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $712,000 as of March 31, 2005 compared to none as of December 31, 2004.

Allowance for Credit Losses. We have established a methodology for the determination of provisions for credit losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and a specific allowance for identified problem loans.

In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The allowance is increased by provisions charged against earnings and reduced by net loan charge offs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

The allowance for credit losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy lies with management and our Directors’ Loan Committee. They delegate the authority to the CCA to determine the loss reserve ratio for each type of asset and reviews, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

The allowance for credit losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, ‘‘Accounting for Contingencies,’’ which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, ‘‘Accounting by Creditors for Impairment of a Loan’’ and SFAS No. 118, ‘‘Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,’’ which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Bank under SFAS No. 5 establishes reserves. Credit Administration adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover expected asset losses. The Bank’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets. All credit facilities exceeding 90 days of delinquency require classification.

The allowance for credit losses has seven components: the general valuation allowance, criticized and classified allowance, the specific valuation allowance, large borrower risk allowance, pool loan allowance, Q factor allowance and the model risk allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur.

•                  General valuation allowances (“GVA”): This element relates to assets with no well-defined deficiency or weakness (i.e. assets classified pass) and takes into consideration losses that are imbedded within the portfolio but have not yet been recognized. Generally, borrowers are impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss. An example of such a loss-causing event would be the loss of a major tenant in the case of commercial real estate loan. General valuation allowances are determined through consideration of past loss experience

•                  GVA is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of pass of such loans and commercial leases. Changes in risk grades affect the amount of the allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

•                  Loss factors are developed in the following ways:

• pass graded loss factors for commercial, financial, and industrial loans along with real estate construction [participated, commercial or consumer] derive from a migration model that tracks historical losses over a period (usually the last thirty six calendar months) which we believe captures the inherent losses in our loan portfolio;

• pass graded loss factors for commercial real estate loans are based on the average annual net charge-off rate over a period reflective of a full economic cycle; the past seven years.

We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected. We calculate a loss factor over a time interval that spans what we believe constitutes a complete and representative economic cycle.

•                  Criticized and classified allowance : At the time of credit analysis and risk determination, credits, which have been determined to contain a weakness higher than management’s overall risk appetite, are graded as criticized or classified.  Once validated that the credit is not impaired, a risk of loss is calculated and applied.

•                  The CCA identifies credits that have a risk level of special mention or worse, however not inclusive of Impaired Assets.  The calculation uses the credit’s expected default frequency (EDF) as estimated by Moody’s risk for private companies.  In each case use of the loan maturity defines if the one or five year default component is employed.  Default is defined by Moody’s as a statistical probability that the credit will either miss or delay interest and/or principal payment, bankruptcy or receivership will occur, or exchange security where the exchange has the apparent purpose of helping the borrower avoid default.  The exception to use of the EDF is found in the watch credits whereby the loan has an automatic 1% reserve held on outstanding balance.  If the EDF has not been calculated, the Bank maintains an allocation equal to the sum of:

100% of those loans classified loss

50% of those loans classified doubtful

15% of those loans classified substandard

5% of those loans classified special mention

1% of those loans classified watch

•                  Pool loan allowance (“PLA”): Our residential and consumer loans and leases are relatively homogeneous with no single loan individually significant in terms of its size or potential risk of loss. Therefore, we review our residential and consumer portfolios by analyzing their performance as a pool of loans. Generally, borrowers become impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss.  Examples of such loss-causing events would be borrower job loss, divorce or medical crisis in the case of single family residential and consumer loans.

•                  Risk grade is not a component of this computation.

•                  Loss factors are developed in the following ways:

• Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans and consumer leases.

•                  Large borrower risk allowance (“LBA”): CVCB has a number of borrowers with large loan balances which may create an additional risk if one or two of these borrowers were to unexpectedly default. Therefore an additional allowance for this risk is analyzed and applied.

•                  LBA identifies those credits that are larger than $2,000,000 and not collateralized by real estate: thereby, risk of loss may have a significant impact on capital.

•                  Q factor allowances (“QFA”): The methodology applied in all other allowance sections does not account for both quantitative and qualitative factors and documentation.  Any methodology falls subject to some uncertainties.  All loans and commercial leases contain, in management’s judgment, factors where loss recognition exists due to effects of the national and local economies, trends in nature and volume, changes in mix, consumer credit score migration, loan administration, concentrations, changes in internal lending policies, and collection practices to mention just a few.

•                  QFA is subjective by definition.  The factors reflect management’s overall estimate of the additional rate of loss over the next four quarters that differ from either the historical loss experience or other valuations.  The factors ever evolve and expectation of change from quarter to quarter is expected, both in inclusion and in value.  As multiple factors exist which may be evaluated in connection with this allowance, topics noted below are examples only:

•                  general economic and business conditions affecting our key lending areas;

•                  credit quality trends (including trends in nonperforming loans expected to result from existing conditions);

•                  collateral values;

•                  loan volumes and concentrations;

•                  seasoning of the loan portfolio;

•                  specific industry conditions within portfolio segments;

•                  recent loss experience in particular segments of the portfolio;

•                  duration of the current economic cycle;

•                  government regulation

•                  bank regulatory examination results; and

•                  findings of our internal and external credit reviewers.

Model risk allowance (“MRA”): The allowance methodologies noted above are by definition imprecise.   Any methodology is subject to some uncertainties. Estimating future losses inherent in a loan portfolio will vary with each method. Therefore, one applies a model risk component to determine a loss provision.  This allowance is also used to establish a minimum floor by which the provision for credit loss would not decline below 1% of total gross loans.

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Month Period Ended	For the Twelve Month Period ended
(In thousands)	March 31, 2005	December 31, 2004

Balance, beginning of the year	$2,697	$2,425
Addition from merger with BMC	751	—
Provision charged to operations	-0-	—
Losses charged to the allowance	(4)	(24)
Recoveries on loans previously charged off	13	296

Balance, end of period	$3,457	$2,697

Ratio of non-performing loans to allowance for credit losses	37.8%	N/A
Allowance for credit losses to total loans	1.31%	1.29%

As of  March 31, 2005 the balance in the allowance for credit losses was $3,457,000 compared to $2,697,000 as of December 31, 2004. The majority of the increase was the result of incorporating the allowance for credit losses from the merger with BMC into the Bank’s allowance. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $123,610,000 as of March 31, 2005 compared to $107,816,000 as of December 31, 2004. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

 As of  March 31, 2005 the allowance was 1.31% of total gross loans compared to 1.29% as of December 31, 2004. During the three months ended March 31, 2005, there were no major changes in loan concentrations that significantly effected the allowance for credit losses.   There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for credit losses as a percentage of non-performing loans was 264.3% as of  March 31, 2005.  There were no non-performing loans as of December 31, 2004. Management believes the allowance at March 31, 2005 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $76,545,000 or 23.5% to $402,731,000 as of  March 31, 2005 compared to $326,186,000 as of December 31, 2004. Interest bearing deposits increased $57,878,000 or 26.2% to $278,829,000 as of March 31, 2005 compared to $220,951,000 as of December 31, 2004. Non-interest bearing deposits increased $18,667,000 or 17.7% to $123,902,000 as of  March 31, 2005 compared to $105,235,000 as of  December 31, 2004.   The increase in deposits attributable to the BMC merger is approximately $63,769,000.  The remaining growth is consistent with our strategy to grow our core deposit base and has occurred because of growth in  our retail banking offices.  In the merger with BMC we acquired 2 branches located in Oakhurst and Madera, California.  We plan to open an additional branch in the third quarter of 2005 in downtown Fresno, California.

The composition of the deposits and average interest rates paid at March 31, 2005 and December 31, 2004 is summarized in the table below.

(Dollars in thousands)	March 31, 2005	% of Total Deposits	Effective Rate	December 31, 2004	% of Total Deposits	Effective Rate

NOW Accounts	$58,400	14.5%	0.10%	$52,571	16.1%	0.10%
MMDA Accounts	108,576	26.9%	1.05%	89,904	27.5%	0.78%
Time Deposits	86,062	21.4%	2.10%	57,958	17.8%	1.72%
Savings Deposits	25,791	6.4%	0.34%	20,518	6.3%	0.35%
Total Interest-bearing	278,829	69.2%	1.10%	220,951	67.7%	0.85%
Non-interest bearing	123,902	30.8%		105,235	32.3%
Total deposits	$402,731	100.0%		$326,186	100.0%

Short-term borrowings totaled $2,781,000 as of March 31, 2005 compared to $2,000,000 as of December 31, 2004.  Short-term borrowings include $781,000 in principal payments due on the loan with a major bank and $2,000,000 in FHLB advances maturing in the next twelve months. We maintain a line of credit with the FHLB collateralized by commercial loans and government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long term debt, which consisted of FHLB advances and a loan with Bank of the West,, totaled $3,719,000 as of  March 31, 2005 compared to $6,500,000 as of December 31, 2004.

 On December 17, 2004, the Company entered into a non-revolving loan agreement with Bank of the West under which the Company borrowed $2,500,000 and contributed $2,000,000 of additional capital to the Bank.  The loan bears interest indexed to Bank of the West’s prime or LIBOR, at the Company’s election. Further terms and conditions of the loan agreement were outlined in an 8-K filing on December 22, 2004.  The purpose of the borrowing was to ensure the Bank’s capital ratios remain at or above well capitalized after the effective date of the merger with BMC.

Capital

 Our stockholders’ equity increased to $35,990,000 as of March 31, 2005 compared to $29,606,000 as of December 31, 2004. The increase in stockholders’ equity is a result of net income of $1,194,000 for the three months ended March 31, 2005 combined with the increase in common stock from the merger with BMC, and proceeds from the exercise of stock options.

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

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as our performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31,2004
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	26,138	6.0%	29,259	8.0%
Minimum regulatory requirement	17,299	4.0%	14,574	4.0%
Central Valley Community Bank	27,229	6.3%	29,913	8.2%
Minimum requirement for “Well-Capitalized” institution	21,595	5.0%	18,155	5.0%
Minimum regulatory requirement	17,276	4.0%	14,524	4.0%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	26,138	8.5%	29,259	11.6%
Minimum regulatory requirement	12,339	4.0%	10,137	4.0%
Central Valley Community Bank	27,229	8.8%	29,913	11.8%
Minimum requirement for “Well-Capitalized” institution	18,491	6.0%	15,166	6.0%
Minimum regulatory requirement	12,327	4.0%	10,111	4.0%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	29,595	9.6%	31,956	12.6%
Minimum regulatory requirement	24,678	8.0%	20,273	8.0%
Central Valley Community Bank	30,686	10.0%	32,610	12.9%
Minimum requirement for “Well-Capitalized” institution	30,818	10.0%	25,277	10.0%
Minimum regulatory requirement	24,649	8.0%	20,222	8.0%

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Director’s Asset/Liability Committees. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet instruments.

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a less extent, broker deposits, federal funds facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine maturities and paydowns of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At March 31, 2005 our available borrowing capacity includes approximately $10,100,000 in federal funds lines with our correspondent banks and $5,576,000 in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2005 and December 31, 2004:

Credit Lines	March 31, 2005	Balance at March 31, 2005	December 31, 2004	Balance at December 31,2004
Unsecured Credit Lines (interest rate varies with market)	$10,100,000	$-0-	$10,100,000	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $9,576,000 Market Value of Collateral $9,600,000	$4,000,000	Collateral pledged $9,668,000 Market Value of Collateral $9,822,000	$6,000,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,409,000 Market Value of Collateral $3,306,000	$-0-	Collateral pledged $3,504,000 Market Value of Collateral $3,456,000	$-0-

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and  standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 7 – Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 9 – Commitments and Contingencies of the Company’s 2004 Annual Report to Shareholders’ on Form 10-KSB.

In the ordinary course of business, the Company is party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 9 – Commitments and Contingencies of the Company’s 2004 Annual Report to Shareholders’ on Form 10-KSB.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions.  IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

 We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of  March 31, 2005, 85% of our loan portfolio was tied to adjustable rate indices. The majority of theses adjustable rate  loans are tied to prime and reprice within 30 days. The exceptions are SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of March 31, 2005, 67.0% of our time deposits had a stated maturity (generally one year or less) and a fixed rate of interest.  As of  March 31, 2005, $2,000,000 of our long term debt was fixed rate with an average remaining term of 2 years and $1,719,000 of long term debt reprices on a quarterly basis.

Changes in the market level of interest rates directly and immediately affect our interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

Our management and Board of Director’s Asset/Liability Committees (“ALCO”) are responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. The ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

The ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by an increasing interest rate environment and positively impacted by a decreasing interest rate environment. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by an increasing interest rate environment and negatively impacted by a decreasing interest rate environment. The speed and velocity of the repricing assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.

 Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Earnings simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of our financial instruments and incorporate market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments.

Interest rate simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 300 basis point increases and decreases in interest rates in 100 basis point increments. Under each interest rate scenario, we project our net interest income. From these results, we can then develop alternatives in dealing with the tolerance thresholds.

Approximately 85% of our loan portfolio is tied to adjustable rate indices and the majority repricing within 30 days.  As of  March 31, 2005, we had 624 loans totaling $68,767,000 with floors ranging from 1% to 8% and ceilings ranging from 9% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2006 under the interest rate shock scenarios stated. The table was prepared as of March 31, 2005, at which time prime interest rate was 5.75%.

	PROJECTED	CHANGE FROM	% CHANGE
CHANGE	NET INTEREST	RATES	FROM RATES
IN RATES	INCOME	UNCHANGED	UNCHANGED
UP 300 bp	22,604	1,357	6.4%
UP 200 bp	22,059	812	3.8%
UP 100 bp	22,517	270	1.3%
UNCHANGED	21,247	—	0.0%
DOWN 100 bp	20,285	(962)	-4.5%
DOWN 200 bp	18,496	(2,751)	-13.0%
DOWN 300 bp	16,502	(4,745)	-22.3%

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies which might moderate the negative consequences of interest rate deviations. In the model above, the simulation shows that the Company is asset sensitive over the one-year horizon as increasing rates have a positive impact on net interest income and declining rates have a negative impact..

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports provided by a number of executives. Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

 There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report

ITEM 5 OTHER INFORMATION	None to report.

ITEM 6 EXHIBITS AND REPORTS FROM 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification f the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification f the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On March 16, 2005, the Company filed a Current Report on Form 8-K  reporting under Item 1.01 that the Company’s Board of Directors approved amendments to the existing Salary Continuation Agreements for certain members of senior management.  Definitive agreements embodying those amendments were not completed at the time of this filing and will be provided as exhibits after they are completed.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp.

Date May 11, 2005	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date May 11, 2005	/s/ G. Graham
Gayle Graham
Chief Financial Officer