Form 10-Q
period 2005-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2005-08-15
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes   ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2005: 2,935,980 shares

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

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

SIGNATURES

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share amounts)	June 30, 2005	December 31, 2004

ASSETS
Cash and due from banks	$17,997	$17,507
Federal funds sold	18,158	26,307
Total cash and cash equivalents	36,155	43,814
Interest bearing deposits with other banks	2,416	2,605
Available-for-sale investment securities (Book value of $107,820 at June 30, 2005 and $98,421 at December 31, 2004)	108,277	98,983
Loans, less allowance for credit losses of $3,546 at June 30, 2005 and $2,697 at December 31, 2004	277,200	206,582
Bank premises and equipment, net	3,014	2,724
Other real estate	432	—
Bank owned life insurance	6,616	6,075
Federal Home Loan Bank stock	1,624	1,420
Goodwill	8,955	—
Intangible assets	1,393	—
Accrued interest receivable and other assets	4,470	5,944

Total assets	$450,552	$368,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$122,014	$105,235
Interest bearing	279,199	220,951
Total deposits	401,213	326,186

Short-term borrowings	2,625	2,000
Long-term debt	3,875	6,500
Accrued interest payable and other liabilities	4,120	3,855

Total liabilities	411,833	338,541
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 40,000,000 shares authorized, 2,923,810 and 2,628,867shares issued and outstanding at June 30, 2005 and December 31, 2004	12,785	6,343
Retained earnings	25,660	22,933
Accumulated other comprehensive income, net of taxes	274	330
Total shareholders’ equity	38,719	29,606

Total liabilities and shareholders’ equity	$450,552	$368,147

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANK

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands except per share amounts)	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$5,114	$3,076	$9,659	$6,137
Interest on Federal funds sold	140	22	282	56
Interest and dividends on investment securities:
Taxable	780	614	1,612	1,171
Exempt from Federal income taxes	259	209	587	416
Interest on deposits with other banks	18	8	29	10
Total interest income	6,311	3,929	12,169	7,790
INTEREST EXPENSE:
Interest on deposits	893	421	1,654	853
Other	61	43	121	107
Total interest expense	954	464	1,775	960
Net interest income before provision for credit losses	5,357	3,465	10,394	6,830
PROVISION FOR CREDIT LOSSES	—	—	—	—
Net interest income after provision for credit losses	5,357	3,465	10,394	6,830
NON-INTEREST INCOME:
Service charges	622	604	1,200	1,169
Loan placement fees	101	93	192	176
Net realized gain on sales of investment securities	72	6	72	483
Appreciation in cash surrender value of bank owned life insurance	57	52	103	108
Federal Home Loan Bank stock dividends	16	5	32	11
Other income	144	140	268	296
Total non-interest income	1,012	900	1,867	2,243
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,355	1,833	4,745	3,753
Occupancy and equipment	549	397	1,059	784
Other expenses	1,074	872	2,225	1,935
Total non-interest expenses	3,978	3,102	8,029	6,472
Income before provision for income taxes	2,391	1,263	4,232	2,601
PROVISION FOR INCOME TAXES	858	438	1,505	915
Net income	$1,533	$825	$2,727	$1,686

Basic earnings per share	$0.53	$0.31	$0.94	$0.64
Diluted earnings per share	$0.48	$0.29	$0.85	$0.58

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTH PERIOD ENDED JUNE 30, 2005

(Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive Income /(Loss)	Shareholders’	Total Comprehensive
(In thousands, except share and per share amounts)	Stock	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, January 1, 2004	2,598,927	$6,096	$19,501	$1,123	$26,720
Comprehensive income
Net income			3,695		3,695	$3,695
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(793)	(793)	(793)
Total comprehensive income						$2,902
Cash dividend - $0.10 per share			(263)		(263)
Stock options exercised and related tax benefit	38,940	460			460
Repurchase and retirement of common stock	(9,000)	(213)			(213)

Balance, December 31, 2004	2,628,867	6,343	22,933	330	29,606
Comprehensive income
Net income			2,727		2,727	$2,727
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(56)	(56)	(56)
Total comprehensive income						$2,671
Stock issued for acquisition	261,053	6,079			6,079
Stock options exercised and related tax benefit	33,890	363			363

Balance, June 30, 2005	2,923,810	$12,785	$25,660	$274	$38,719

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,727	$1,686
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	123	14
Depreciation, amortization and accretion, net	1,245	1,194
Net realized gains on sales and calls of available-for-sale investment securities	(72)	(483)
Increase in bank owned life insurance, net of expenses	(191)	(106)
FHLB stock dividends	(32)	(11)
Net decrease (increase) in accrued interest receivable and other assets	2,013	(724)
Net decrease in accrued interest payable and other liabilities	(84)	(423)
Net cash provided by operating activities	5,729	1,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	13,844	—
Purchases of available for sale investment securities	(32,757)	(22,756)
Proceeds from sales or calls of available-for-sale investment securities	13,700	4,774
Proceeds from principal repayments of available–for-sale investment securities	9,090	15,073
Net decrease (increase) in interest bearing deposits in other banks	190	(2,368)
Net increase in loans	(26,145)	(11,838)
Purchases of premises and equipment	(398)	(301)
Purchases of bank owned life insurance	(440)	—
Net cash used in investing activities	(22,916)	(17,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	2,549	25,589
Net increase (decrease) in time deposits	8,709	(2,401)
Proceeds from borrowings from Federal Home Loan Bank	—	6,000
Repayments to Federal Home Loan Bank	(2,000)	(6,000)
Cash paid for dividends	—	(263)
Share repurchase and retirement	—	(213)
Proceeds from exercise of stock options	270	286
Net cash provided by financing activities	9,528	22,998
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,659)	6,729
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,814	35,331
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,155	$42,060
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$1,663	$1,059
Income taxes	$1,353	$1,010
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(105)	$(1,950)
Non-Cash Financing Activities:
Tax benefit from stock options exercised	$93	$135
Supplemental Schedule Related to Acquisition:
Acquisition of Bank of Madera County:
Deposits	$63,769
Other liabilities	439
Loans, net	(45,028)
Goodwill and intangibles	(10,455)
Premises and equipment	(390)
Federal Home Loan Bank stock	(172)
Other assets	(398)
Stock issued	6,079
Cash acquired, net of cash paid to Bank of Madera County shareholders	$13,844

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders’ on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position and shareholders’ equity at June 30, 2005 and December 31, 2004, and the results of its operations for the 3 and 6 month interim periods ended June 30, 2005 and June 30, 2004 and its cash flows for the 6 month interim periods ended June 30, 2005 and 2004, have been included. Certain reclassifications have been made to prior year amounts to conform to the 2005 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2. Stock-Based Compensation

The Company has three stock-based compensation plans, the Central Valley Community Bancorp 2005 Omnibus Incentive Plan and 2000 and 1992 Stock Option Plans.   The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In February 2005 the Company accelerated the vesting of 93,000 options previously granted to certain directors and executive officers. The pro-forma consolidated net earnings and earnings per share information for the first half of 2005, presented in the table below, reflects the acceleration.  No stock-based compensation cost is reflected in net income as a result of the acceleration of the vesting as it is expected that all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net earnings as reported	$1,533	$825	$2,727	$1,686
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	25	61	392	128

Pro forma net income	$1,508	$764	$2,335	$1,558

Basic earnings per share - as reported	$0.53	$0.31	$0.94	$0.64
Basic earnings per share - pro forma	$0.52	$0.29	$0.79	$0.59

Diluted earnings per share - as reported	$0.48	$0.29	$0.85	$0.58
Diluted earnings per share - pro forma	$0.48	$0.27	$0.72	$0.55

The fair value of options granted during the six months ended June 30, 2004 was estimated on the date of grant using an option-pricing model with the following assumptions: expected option life of 10 years; expected stock volatility of 66.27%; a risk free interest rate of 4.17%; and a dividend yield of 0.05%.  No new stock options have been granted in 2005.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

In thousands (except share and per share	Three Months Ended June 30,		Six Months Ended June 30,
amounts)	2005	2004	2005	2004
Basic Earnings Per Share:
Net income	$1,533	$825	$2,727	$1,686
Weighted average shares outstanding	2,917,890	2,625,877	2,904,277	2,625,844
Net income per share	$0.53	$0.31	$0.94	$0.64
Diluted Earnings Per Share:
Net income	$1,533	$825	$2,727	$1,686
Weighted average shares outstanding	2,917,890	2,625,877	2,904,277	2,625,844
Effect of dilutive stock options	275,698	296,689	286,678	296,970
Weighted average shares of common stock and common stock equivalents	3,193,588	2,922,566	3,190,955	2,922,814
Net income per diluted share	$0.48	$0.29	$0.85	$0.58

Note 4. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income (loss) for the three-month periods ended June 30, 2005 and 2004 was $2,381,000 and ($773,000) and for the six month periods ended June 30, 2005 and 2004 was $2,671,000 and $360,000 respectively.

Note 5.  Merger of Bank of Madera County into Central Valley Community Bancorp

After the close of business on December 31, 2004, Central Valley Community Bancorp and Bank of Madera County (“BMC”) completed their previously announced merger and BMC was merged into Central Valley Community Bank, the wholly owned subsidiary of Central Valley Community Bancorp. Management believes that the merger will allow Central Valley Community Bank to further accommodate a growing customer base in Madera County, provide Bank of Madera County customers with more convenient locations in the Central Valley, as well as offer new advancement and geographic opportunities for their employees.  As a result of the above factors, management believes that the potential for the combined performance exceeds what each entity could accomplish independently and the goodwill in this transaction arose from the synergies associated with the merger.  The acquisition is part of Central Valley Community Bancorp’s long-term strategy to increase its presence from Sacramento to Bakersfield along the Highway 99 corridor and the surrounding foothills.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of BMC since January 1, 2005.  The following supplemental pro forma information discloses selected financial information for the periods indicated as though the BMC merger had been completed as of the beginning of each of the periods being reported.  Dollars are in thousands except per share data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$7,323	$5,784	$14,036	$11,840
Net income	$1,533	$1,062	$2,727	$2,034
Diluted earnings per share	$0.48	$0.33	$0.85	$0.64

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

Commitments to extend credit amounting to $129,331,000 and $106,561,000 were outstanding at June 30, 2005 and December 31, 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has undisbursed portions of construction loans totaling $23,602,000 and $18,099,000 as of June 30, 2005 and December 31, 2004, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $398,000 and $1,255,000 were outstanding at June 30, 2005 and December 31, 2004, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2005 and December 31, 2004.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

Undisbursed lines of credit amounting to $59,188,000 and $41,664,000 were outstanding at June 30, 2005 and December 31, 2004, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

During the first half of 2005, the Company wrote down its investment in a title and insurance company by an additional $100,000 to its current estimated fair value of $250,000.  This investment is included in other assets in the condensed consolidated balance sheet.  The title and insurance company was sold in July 2005.  The Company does not anticipate any further losses related to this investment.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 7. Recent Accounting Developments

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have on its financial statements.

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

OVERVIEW

Second Quarter 2005

In the second quarter of 2005, net income reflected an 85.8% increase from net income in the second quarter of 2004.  This increase can be mainly attributed to the 41.7% increase in quarterly average loans and the 70 basis point increase in the net interest margin (tax equivalent).  Diluted EPS increased 65.5% to $0.48 per share for the second quarter of 2005 compared to $0.29 per share for the second quarter of 2004.  Moreover, the increase in EPS was generated after the 8% dilutive impact of the additional 261,053 shares of common stock issued as a result of the Bank of Madera County (“BMC”) merger.  Net income for the second quarter of 2005 was $1,533,000 compared to $825,000 for the second quarter of 2004.

Return on average equity for the second quarter of 2005 was 16.15% compared to 12.25% for the same period of 2004.

First six months of 2005

We are extremely pleased to report in the first half of 2005 that both our operations and the completed merger, which includes the data system conversion of Bank of Madera County (BMC), were accretive to our diluted earnings per share (EPS).  Diluted EPS for the first half of 2005 was $0.85 compared to $0.58 for the first half of 2004.  Again, the increase in EPS was generated after the 8% dilutive impact of the additional 261,053 shares of common stock issued as a result of the BMC merger.  Net income for the first half of 2005 was $2,727,000 compared to $1,686,000 for the same period in 2004. In 2004, the $1,686,000 in earnings included a gain of $483,000 from the sale of securities compared to $72,000 in the first half of 2005. Further discussion of operations and the effects of the merger are discussed below.

Return on average equity for the first half of 2005 was 14.72% compared to 12.33% for the same period of 2004.   Total goodwill and core deposit intangible, resulting from the BMC merger, at June 30, 2005 was $10,348,000 compared to none at June 30, 2004.  Total equity was $38,719,000 at June 30, 2005 compared to $27,025,000 at June 30, 2004.  Total loans continued to grow at a double digit pace in the first half of 2005.  Average total loans increased $77,212,000 or 41.2% in the first half of 2005 compared to the first half of 2004 of which $45,779,000 can be attributed to the BMC merger.  Asset quality continues to be strong, however in the first half of 2005, we reflect the first non-accrual loans for the Bank since February 2004 and the first other real estate owned for the first time since 2000.  The non-accrual loan at June 30, 2005 was $591,000 compared to none at June 30, 2004 while other real estate owned was $432,000 at June 30, 2005 compared to none at June 30, 2004.  The one loan reflected in other real estate owned is pending sale and we expect full recovery of the loan amount, interest, and fees.  Loans are discussed in further detail in Loans below.

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

At June 30, 2005, we had total loans of $280,746,000, total assets of $450,552,000, total deposits of $401,213,000 and stockholders’ equity of $38,719,000.  The result of the merger added $45,779,000 in loans, $63,769,000 in deposits, and $68,080,000 in assets to the Company.

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

The Bank has nine (9) full service branches serving the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2004 FDIC data (the most recent information available), the six (6) branches in Fresno County (Clovis, Fresno, Kerman, and Prather branches) have a 5.3% combined deposit market share of all banks and 3.3% of all depositories including credit unions, thrifts, and savings banks.

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

• Asset quality;

• Asset growth; and

• Operating efficiency.

Return to Our Stockholders.

Our return to our stockholders is measured in the form of return on average equity (“ROE”). Our net income for the six months ended June 30, 2005 increased  $1,041,000 or 61.7% to $2,727,000 compared to $1,686,000 for the six months ended June 30, 2004. Net income increased mainly due to an increase in net interest income provided by the increase in interest rates and the additional loan volume from the BMC merger and our own organic growth.  This increase was partially offset by an increase in interest expenses and operating expenses and a decrease in non-interest income. Basic EPS increased to $0.94 for the six months ended June 30, 2005 compared to $0.64 for the six months ended June 30, 2004. Diluted EPS increased to $0.85 for the six months ended June 30, 2005 compared to $0.58 for the six months ended June 30, 2004. The increase in EPS was due primarily to the increase in net income, partially offset by the increase in average shares outstanding as a result of the merger and the exercise of stock options. Our ROE was 14.72% for the six months ended June 30, 2005 compared to 12.33% for the six months ended June 30, 2004.The increase in ROE is due to the increase in income and partially offset by the increase in average equity outstanding, as a result of the BMC merger.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the six months ended June 30, 2005 increased to 1.22% compared to 1.07% for the year ended December 31,2004 and 1.01% for the six months ended June 30, 2004. The increase in ROA is due to the increase in net income relative to our increase in average assets.  ROA for our peer group was 1.33% at March 31, 2005.

Development of Core Earnings

 Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth and managing the cost of funds. As a result, our net interest income before provision for credit losses increased $3,564,000 or 52.2% to $10,394,000 for the six months ended June 30, 2005 compared to $6,830,000 for the six months ended June 30, 2004. Our net interest margin has also improved 58 basis points to 5.30% for the six months ended June 30, 2005 compared to 4.72% for the six months ended June 30, 2004.

Our non-interest income is generally made up of service charges and fees on deposit accounts and fee income from loan placements and gain on sale from investment securities.   Non-interest income for the first six months of 2005 decreased $376,000 or 16.8% to $1,867,000 compared to $2,243,000 for the first six months of 2004. Non-interest income in the first six months of 2005 included gains from the sale of investments of $72,000 compared to $483,000 for the first six months of 2004. Customer service charges increased slightly to $1,200,000 for the first six months of 2005 compared to $1,169,000 for the same period in 2004, mainly due to an increase in the number of transaction accounts.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. Non-performing loans totaled $591,000 as of June 30, 2005 compared to none as of December 31, 2004. The $591,000 non-performing loan as of June 30, 2005 was not current. Other real estate owned (OREO) was $432,000 at June 30, 2005 and was comprised of one credit from the BMC merger.  This OREO is pending sale and expected to close in the third quarter with no loss to us. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  Non-performing loans as a percentage of gross loans was 0.2% as of June 30, 2005 compared to none at December 31, 2004.  As we apply our credit standards to loans acquired from the BMC merger, we may see non-performing loans increase again.  However, we believe the overall quality of the loan portfolio from the BMC merger is good and is adequately reserved.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 22.4% during the first six months of 2005 from $368,147,000 as of December 31, 2004 to $450,552,000 as of June 30, 2005. Total gross loans increased 34.1% to $280,746,000 as of June 30, 2005 compared to $209,279,000 as of December 31, 2004. Total investment securities increased 9.4% to $108,277,000 as of June 30, 2005 compared to $98,983,000 as of December 31, 2004 as deposit growth exceeded loan growth. Total deposits increased 23.0% to $401,213,000 as of June 30, 2005

compared to $326,186,000 as of December 31, 2004.   We continue to under perform in our loan to deposit ratio compared to our peers.   Our loan to deposit ratio at June 30, 2005 was 70.0% compared to 64.2% at December 31, 2004.   The loan to deposit ratio of our peers is 83.8%.  Refer to above for discussion of the increase in loans and deposits volumes resulting from the BMC merger.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. The Bank’s efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved to 62.2% for the first six months of 2005 compared to 72.1% for the first six months of 2004. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. The Bank’s net interest income before provision for credit losses plus non-interest income increased 42.7% to $12,260,000 for the six months ended June 30, 2005 compared to $8,590,000 for the same period in 2004, while operating expenses increased 23.3% to $7,631,000 from $6,191,000 for the same period in 2004.

RESULTS OF OPERATIONS

Net Income For the first half of 2005 compared to the first half of 2004:

Net income increased to $2,727,000 for the six months ended June 30, 2005 compared to $1,686,000 for the six months ended June 30, 2004.  Basic earnings per share were $0.94 and $0.64 for the six months ended June 30, 2005 and 2004, respectively. Diluted earnings per share were $0.85 and $0.58 for the six months ended June 30, 2005 and 2004, respectively. ROE was 14.72% for the six months ended June 30, 2005 compared to 12.33% for the six months ended June 30, 2004. ROA for the six months ended June 30, 2005 was 1.22% compared to 1.01% for the six months ended June 30, 2004.

The increase in net income and profitability for the six months ended June 30, 2005 compared to the same period in the prior year was mainly due to the increases in net interest income and was partially offset by decreases in non-interest income and increases in non-interest expense. Net interest income increased due to an increase in average interest earning assets provided by our organic growth, the merger, and the positive effect of our asset sensitive position expanding our net interest margin in response to the nine increases in the Federal funds interest rate since June 30, 2004. Non-interest income, in the first half of 2004 included a gain from the sale of investments of $483,000 compared to the gain from the sale of investments of $72,000 for the first half of 2005. Non-interest expenses increased primarily due to salaries and benefits and occupancy expenses which were all affected by the BMC merger.

Net Income For the second quarter of 2005 compared to the second quarter of 2004:

Net income increased to $1,533,000 for second quarter of 2005 compared to $825,000 for the second quarter of 2004.  Basic earnings per share were $0.53 and $0.31 for the second quarter of 2005 and 2004, respectively. Diluted earnings per share were $0.48 and $0.29 for the second quarter of 2005 and 2004, respectively. ROE was 16.15% for the second quarter of 2005 compared to 12.25% for the second quarter of 2004. ROA for the second quarter of 2005 was 1.1.36% compared to 0.97% for the second quarter of 2004.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE SIX MONTHS ENDED JUNE 30, 2005			FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited) (Dollars in Thousands)	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
ASSETS
Interest-earning deposits in other banks	$2,574	$29	2.25%	$1,341	$10	1.49%
Securities
Taxable securities	94,174	1,612	3.42%	79,071	1,171	2.96%
Non-taxable securities (1)	22,171	889	8.02%	18,634	630	6.77%
Total investment securities	116,345	2,501	4.30%	97,705	1,801	3.69%
Federal funds sold	21,067	282	2.68%	11,811	56	0.95%
Total securities	139,986	2,812	4.02%	110,857	1,867	3.37%
Loans (2) (3)	263,382	9,659	7.33%	187,281	6,137	6.55%
Federal Home Loan Bank stock	1,601	32	4.00%	992	11	2.22%
Total interest-earning assets	404,969	12,503	6.17%	299,130	8,015	5.36%
Allowance for credit losses	(3,463)			(2,484)
Non-accrual loans	1,111			0
Cash and due from banks	18,748			24,454
Bank premises and equipment	3,078			2,910
Other non-earning assets	21,882			10,609
Total average assets	$446,325	12,503		$334,619	8,015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$85,530	75	0.18%	$63,964	55	0.17%
Money market accounts	108,491	612	1.13%	81,906	304	0.74%
Time certificates of deposit, under $100,000	48,927	461	1.88%	33,132	268	1.62%
Time certificates of deposit, $100,000 and over	37,124	506	2.73%	25,550	226	1.77%
Total interest-bearing deposits	280,072	1,654	1.18%	204,552	853	0.83%
Other borrowed funds	6,953	121	3.48%	7,846	107	2.73%
Federal funds purchased	—	—	—	4	—	—
Total interest-bearing liabilities	287,025	1,775	1.24%	212,402	960	0.90%
Non-interest bearing demand deposits	119,138			91,806
Other liabilities	3,102			3,061
Shareholders’ equity	37,060			27,350
Total average liabilities and shareholders’ equity	$446,325	1,775		$334,619	960

Interest income and rate earned on average earning assets		12,503	6.17%		8,015	5.36%
Interest expense and interest cost related to average interest-bearing liabilities		1,775	1.24%		960	0.90%

Net interest income and net interest margin (4)		$10,728	5.30%		$7,055	4.72%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $302 and $214 in 2005 and 2004, respectively.

(2)  Loan interest income includes loan fees of $536 in 2005 and $367 in 2004.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 57.4% in the first half of 2005 compared to the same period of 2004.  As stated above, the combination of the increased volume from the merger with BMC, our organic growth from the focus on building relationships, and the nine interest rate increases that have occurred since June 30, 2004, were the major components of the $3,522,000 increase.  Average total loans for the first half of 2005 was $263,382,000 compared to $187,281,000 for the same period in 2004.  The yield on loans for the first half of 2005 was 7.33% compared to 6.55% for the second quarter of 2004.

Interest income from total investments, (total investments include investment securities, Federal funds, interest bearing deposits with other banks, and other securities) increased $857,000 in the first half of 2005 compared to the same period of 2004, mainly due to the 26.3% increase in average balances of these investments and the nine interest rate increases that have occurred since June 30, 2004.  In the first half of 2005, we sold $13,628,000 in investment securities due to funding of several new loans and some portfolio restructuring. The gain on sale of available for sale investments is discussed in non-interest income below.  Due to our low loan to deposit ratio, a significant contributor to interest income is provided by the investment portfolio and represents 24.1% of net interest income.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At June 30, 2005, we held $56,793,000 or 52.5% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 3.6%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten. Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The net of tax-effect of the change in market value of the investment portfolio is also reflected in the Company’s equity.  At June 30, 2005, the average life of the investment portfolio was 4.5 years and the market value reflected a gain of $457,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2005, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $7,077,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is estimated to increase $5,245,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past year, which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first half of 2005 increased  $4,379,000, to $12,169,000 compared to $7,790,000 for the six months ended June 30, 2004. The increase was due to the 35.4% increase in the average balance of interest earning assets, combined with the 81 basis point increase in the yield on those assets.   Average interest earning assets increased to $404,969,000 for the six months ended June 30, 2005 compared to $299,130,000 for the six months ended June 30, 2004. The yield on interest earning assets increased to 6.17% for the six months ended June 30, 2005 compared to 5.36% for the six months ended June 30, 2004.   The $105,839,000 increase in average earning assets was the result of our own organic growth and the approximate $45,779,000 in loans and $19,250,000 in investments as the result of the merger of BMC.

Interest expense on deposits for the six months ended June 30, 2005 increased $801,000 or 93.9% to $1,654,000 compared to $853,000 for the six months ended June 30, 2004. This increase was due to the repricing of interest bearing deposits as a result of the increases in the Federal funds interest rate and the $75,520,000 increase in volume of average interest bearing deposits. Average interest-bearing deposits were $280,072,000 for the six months ended June 30, 2005 compared to $204,552,000 for the same period ended June 30, 2004.   The increase was the result of our own internal growth and the addition of approximately $63,769,000 in deposits as the result of the merger of BMC.

Average other borrowings decreased to $6,953,000 with an effective rate of 3.48% for the six months ended June 30, 2005 compared to $7,846,000 with an effective rate of 2.73% for the six months ended June 30, 2004.    Included in other borrowings are advances from the Federal Home Loan Bank and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of BMC.   Additionally, we borrowed funds from the Federal Home Loan Bank (FHLB) during a period of low interest rates.  The effective rate of the FHLB advances was 2.73% for the first six months of 2005 compared to 2.29% for the same period 2004.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 29.8% from an average $91,806,000 for the six months ended June 30, 2004 to $119,138,000 for the six months ended June 30, 2005.  The merger with BMC added approximately $19,173,000 in non-interest bearing deposits to our portfolio.  The cost of all of our interest bearing liabilities increased 34 basis points to 1.24% for the six months ended June 30, 2005 compared to 0.90% for the six months ended June 30, 2004. Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) increased 30.7% to $287,150,000 for the six months ended June 30, 2005 compared to $219,705,000 for the six months ended June 30, 2004

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2005 increased $3,564,000 or 52.2% to $10,394,000 compared to $6,830,000 for the six months ended June 30 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets partially offset by the increase in average interest bearing liabilities. Average interest earning assets were $404,969,000 for the six months ended June 30, 2005 with a net interest margin of 5.30% compared to $299,130,000 with a net interest margin of 4.72% for the six months ended June 30, 2004. For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type(Dollars in Thousands)	June 30, 2005 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2004 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,475	44.6%	$786	27.5%
Real Estate	1,111	33.6%	898	35.9%
Real Estate - construction, land development and other land loans	244	7.4%	197	16.9%
Equity Lines of Credit	179	5.4%	136	8.9%
Consumer & Installment	47	1.4%	178	3.1%
Agricultural	246	7.5%	151	7.6%
Other	2	0.1%	51	0.1%
Non-specific reserve	242		300
	$3,546		$2,697

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

We made no additions to the allowance for credit losses in the first half of 2005 and 2004, due mainly to improvements in our credit quality supported by the historical net charge-off ratio, which reflect net charge-offs or net recoveries to beginning loan balances for the past three (3) years and recoveries on prior charged-off loans.  For 2004, we had a net recovery ratio of 0.146% and net charge-off ratios of 0.005% for 2003 and 0.031% for 2002.   For the first six months of 2005, we had a net recovery ratio of 0.047% compared to a net recovery ratio of 0.057% for the same period in 2004. The potential for a future net recovery position is not likely as we have been very successful in collection of those loans charged off in prior years.  Refer to the allowance for credit losses section for further discussion of credit quality.

The completion of the merger of BMC into the Bank provided an additional $751,000 to the allowance for credit losses.  Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb estimated possible losses in the portfolio.   However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information of the allowance for credit losses.

Non-Interest Income

Non-interest income is comprised of customer service charges loan placement fees, gain on sales of investments and other income. Non-interest income was $1,867,000 for the six months ended June 30, 2005 compared to $2,243,000 for the same period ended June 30, 2004.   The $376,000 decrease in non-interest income comparing the six months ended June 30, 2005 to the same period in 2004 was primarily due to the decrease in gain realized on sale of investment securities of  $411,000.

Customer service charges increased slightly to $1,200,000 for the first six months of 2005 compared to $1,169,000 for the same period in 2004, mainly due to an increase in the average number of transaction accounts.  The full effect on service charges of the merger with BMC has not been fully realized as the January service charge fees were waived for customers of BMC and as the change to the Company’s service charge structure continues.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers. Loan placement fees increased a modest $16,000 in the first half of 2005 compared to the first half of 2004 as less refinancing opportunities may exist with 30 year mortgages remaining below 6% in spite of the 225 basis point increase in the prime rate in the past 12 months. Normal home sales due to  “moving up” or relocating are still fairly strong and Fresno County continues to reflect very affordable housing compared to other parts of California.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of bank owned life insurance decreased $5,000 due to adjustments in the interest rate received.  This interest rate is reviewed annually by the Board of Directors.  Additionally, we added $440,000 in BOLI in the first six months of 2005 for four members of senior management.  BOLI is used as a retention tool for key members of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends.  We currently hold $1,624,000 in FHLB stock of which $172,000 was the result of the merger with BMC. Dividends in the first six months of 2005 increased  $21,000 compared to the same period in 2004.

Other income decreased $28,000 for the first six months of 2005 compared to the same period in 2004.  Rental income from equipment leased to others decreased $38,000 as a result of the Company’s decision to no longer participate in operating lease arrangements.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses. Non-interest expenses increased $1,673,000 to $8,029,000 for the six months ended June 30, 2005 compared to $6,356,000 for the six months ended June 30, 2004.

The Bank’s efficiency ratio, measured as the percentage of non-interest expenses to net interest income before provision for credit losses plus non-interest income, improved to 62.2% for the first six months of 2005 compared to 72.1% for the first six months of 2004.

Salaries and employee benefits increased $992,000 or 26.4% to $4,745,000 for the first six months of 2005 compared to $3,753,000 for the first six months of 2004. The increase in salaries and employee benefits for the six month period ended June 30, 2005 can be attributed to normal cost increases for salaries and benefits and incentive based compensation due to increased loan and deposit production, profitability, and the additional personnel costs from the merger with BMC which includes the salary of one former BMC executive officer retained by the Company following the merger.  Commissions paid for loan placements increased $6,000 in the periods under review.

Occupancy and equipment expense increased $275,000 to $1,059,000 for the first six months of 2005 compared to $784,000 for the first six months of 2004. The 35.1% increase in occupancy expense for the six months ended June 30, 2005 was due mainly to the addition of the two branches resulting from the merger, normal increases in rent on existing leaseholds, and other occupancy related expenses.

Other non-interest expenses increased $406,000 or 22.3% in the period under review.   Contributing to the increase in other non-interest expense was an additional $100,000 write down to the Company’s investment in Diversified Capital Holdings, the parent company of a title and escrow insurance company.  To date, the Company has written down a total of $250,000 of the original $500,000 investment. The title and insurance company was sold in July 2005.  The Company does not anticipate any further losses related to this investment.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the six month periods ended June 30,	Other Expense 2005	Annualized % Avg. Assets	Other Expense 2004	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$220	0.10%	$170	0.10%
Audit/accounting	120	0.05%	120	0.07%
Data/item processing	423	0.19%	386	0.23%
ATM/debit card expenses	22	0.01%	20	0.01%
Director fees	68	0.03%	66	0.04%
Donations	48	0.02%	45	0.03%
Education/training	32	0.01%	36	0.02%
General Insurance	53	0.02%	57	0.03%
Legal fees	71	0.03%	66	0.04%
Postage	75	0.03%	71	0.04%
Regulatory assessments	50	0.02%	43	0.03%
Stationery/supplies	109	0.05%	81	0.05%
Telephone	64	0.03%	51	0.03%
Travel expense	21	0.01%	30	0.02%
Operating losses	11	0.01%	24	0.01%
Fair value write down	100	0.02%	—	—
Reversal of REIT tax benefit	—	—	127	0.04%
Other	738	0.17%	426	0.13%
Total other non-interest expense	$2,225		$1,819

Provision for Income Taxes

The effective income tax rate was 35.6% for the six months ended June 30, 2005 compared to 35.2% for the six months ended June 30, 2004.  Provision for income taxes totaled $1,505,000 and $915,000 for the six months ended June 30, 2005, and 2004, respectively.

For the second quarter of 2005 compared to the second quarter of 2004:

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the second quarter of 2005 compared to the second quarter of 2004. Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE THREE MONTHS ENDED JUNE 30, 2005			FOR THE THREE MONTHS ENDED JUNE 30, 2004
(Unaudited) (Dollars in thousands)	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
ASSETS
Interest-earning deposits in other banks	$2,526	$18	2.85%	$2,183	$8	1.47%
Securities
Taxable securities	91,918	780	3.39%	81,624	614	3.01%
Non-taxable securities (1)	22,481	392	6.98%	18,704	317	6.77%
Total investment securities	114,399	1,172	4.10%	100,328	931	3.71%
Federal funds sold	18,805	140	2.98%	9,135	22	0.96%
Total securities	135,730	1,330	3.92%	111,646	961	3.44%
Loans (2) (3)	270,437	5,114	7.56%	191,602	3,076	6.42%
Federal Home Loan Bank stock	1,613	16	3.97%	992	5	2.02%
Total interest-earning assets	407,780	6,460	6.34%	304,240	4,042	5.31%
Allowance for credit losses	(3,497)			(2,518)
Non-accrual loans	984			0
Cash and due from banks	19,615			24,008
Bank premises & equipment	2,954			2,857
Other non-earning assets	21,901			10,629
Total average assets	$449,737	6,460		$339,216	4,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$85,110	38	0.18%	$65,650	28	0.17%
Money market accounts	111,380	334	1.20%	84,230	154	0.73%
Time certificates of deposit, under $100,000	42,198	236	2.24%	32,474	125	1.54%
Time certificates of deposit, $100,000 and over	44,888	285	2.54%	25,589	114	1.78%
Total interest-bearing deposits	283,576	893	1.26%	207,943	421	0.81%
Other borrowed funds	6,500	61	3.75%	7,154	43	2.40%
Federal funds purchased	1	—	—	8	—	—
Total interest-bearing liabilities	290,077	954	1.32%	215,105	464	0.86%
Non-interest bearing demand deposits	118,966			93,683
Other liabilities	2,714			3,494
Shareholders’ equity	37,980			26,934
Total average liabilities and shareholders’ equity	$449,737	954		$339,216	464

Interest income and rate earned on average earning assets		6,460	6.34%		4,042	5.31%
Interest expense and interest cost related to average interest-bearing liabilities		954	1.32%		464	0.86%

Net interest income and net interest margin (4)		$5,506	5.40%		$3,578	4.70%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $133 and $108 in 2005 and 2004, respectively.

(2)  Loan interest income includes loan fees of $299 in 2005 and $169 in 2004.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 66.3% in the second quarter of 2005 compared to the same period of 2004.  As stated above, the combination of the increased volume from the merger with BMC and our organic growth from the focus on building relationships and the nine interest rate increases that have occurred since June 30, 2004, were the major components of the $2,038,000 increase.  Average total loans for the second quarter of 2005 were $271,421,000 compared to $191,602,000 for the same period 2004.  The yield on loans for the second quarter of 2005 was 7.56% compared to 6.42% for the second quarter of 2004.

Interest income from total investments, (total investments include investment securities, Federal funds, interest bearing deposits with other banks, and other securities) increased $344,000 in the second quarter of 2005 compared to the same period of 2004, mainly due to the 21.6% increase in average balances of these investments and the nine interest rate increases that have occurred since June 30, 2004.  The effective yield on total investments was 3.92% for the second quarter of 2005 compared to 3.44% for the same period in 2004.

Total interest income for the three months ended June 30, 2005 increased $2,382,000, to $6,311,000 compared to $3,929,000 for the three months ended June 30, 2004. The increase was due to the 34.0% increase in the average balance of interest earning assets, combined with the 103 basis point increase in the yield on those assets.   Average interest earning assets increased to $407,780,000 for the second quarter of 2005 compared to $304,240,000 for the second quarter of 2004. The yield on interest earning assets increased to 6.34% for the second quarter of 2005 compared to 5.31% for the same period in 2004.  The $103,540,000 increase in average earning assets was the result of our own organic growth and the approximate $45,779,000 in loans and $19,250,000 in investments as the result of the merger of BMC.

Interest expense on deposits for the second quarter of 2005 increased $472,000 or 112.1% to $893,000 compared to $421,000 for the second quarter of 2004. This increase was due to the repricing of interest bearing deposits as a result of the increases in the Federal funds interest rate and the $75,633,000 increase in volume of average interest bearing deposits. Average interest-bearing deposits were $283,576,000 for the second quarter of 2005 compared to $207,943,000 for the same period ended June 30, 2004.  The increase was the result of our own internal growth and the addition of approximately $63,769,000 in deposits as the result of the merger of BMC.

Average other borrowings decreased to $6,500,000 with an effective rate of 3.75% for the second quarter of 2005 compared to $7,154,000 with an effective rate of 2.40% for the same period ended June 30, 2004.    As stated above, included in other borrowings are advances from the Federal Home Loan Bank and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of BMC.   Additionally, we borrowed funds from the Federal Home Loan Bank (FHLB) during a period of low interest rates.  The effective rate of the FHLB advances was 2.41% for the second quarter of 2005 compared to 2.39% for the same period 2004.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 27.0% from an average $93,683,000 for the second quarter of 2004 to $118,966,000 for the second quarter of 2005.  The merger with BMC added approximately $19,173,000 in non-interest bearing deposits to our portfolio.  The cost of all of our interest bearing liabilities increased 46 basis points to 1.32% for the second quarter of 2005 compared to 0.86% for the second quarter of 2004. Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) increased 28.7% to $289,572,000 for the second quarter of 2005 compared to $224,980,000 for the second quarter of 2004.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the second quarter of 2005 increased $1,892,000 or 54.6% to  $5,357,000 compared to $3,465,000 for the second quarter of 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets partially offset by the increase in average interest bearing liabilities. Average interest earning assets were $407,780,000 for the second quarter of 2005 with a net interest margin of 5.40% compared to $304,240,000 with a net interest margin of 4.70% for the second quarter of 2004.

Provision for Credit Losses

We made no additions to the allowance for credit losses in the second quarters of 2005 and 2004 due mainly to improvements in our credit quality supported by the historical net charge-off ratio, which reflect net charge-offs or net recoveries to beginning loan balances for the past three (3) years and recoveries on prior charged-off loans.  For 2004, we had a net recovery ratio of 0.146% and net charge-off ratios of 0.005% for 2003 and 0.031% for 2002.   For the

second quarter of 2005, we had a net recovery ratio of 0.043% compared to a net recovery ratio of 0.018% for the same period in 2004.

Non-Interest Income

As stated above, non-interest income represents non-interest types of revenue and is comprised of customer service charges, loan placement fees, gain on sales of investments and other income. Non-interest income was $1,012,000 for the second quarter of 2005 compared to $900,000 for the second quarter of 2004.   The $112,000 increase in non-interest income comparing the second quarter of 2005 to the same period in 2004 was primarily due to the increase in gain realized on sale of investment securities of  $66,000.

Customer service charges increased slightly to $622,000 for the second quarter of 2005 compared to $604,000 for the same period in 2004, mainly due to an increase in average number of transaction accounts.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers.  Loan placement fees increased a modest $8,000 in the second quarter of 2005 compared to the second quarter of 2004 as less refinancing opportunities may exist with 30 year mortgages remaining below 6% in spite of the 225 basis point increase in the prime rate in the past 12 months. Again, normal home sales due to  “moving up” or relocating are still fairly strong and Fresno County continues to reflect very affordable housing compared to other parts of California.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of bank owned life insurance (BOLI) increased $5,000 due to adjustments in the interest rate received.  This interest rate is reviewed annually by the Board of Directors.  Additionally, we added $440,000 in the first six months of 2005 for four members of senior management.  As mentioned above, BOLIs are used as a retention tool for key members of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends.  We currently hold $1,624,000 in FHLB stock of which $172,000 was the result of the merger with BMC. Dividends in the second quarter of 2005 increased  $11,000 compared to the same period in 2004.

Non-Interest Expenses

As discussed above, salaries and employee benefits, occupancy and equipment expense, professional services, and data processing are the major categories of non-interest expenses. Non-interest expenses increased $876,000 to $3,978,000 for the second quarter of 2005 compared to $3,102,000 for the same period of 2004.  The increase can mainly be attributed to the merger with BMC.

Salaries and employee benefits increased $522,000 or 28.5% to $2,355,000 for the second quarter of 2005 compared to $1,833,000 for the second quarter of 2004. The increase in salaries and employee benefits for the three month period ended June 30, 2005 can be attributed to normal cost increases for salaries and benefits and incentive based compensation due to increased loan and deposit production, profitability, and the additional personnel costs from the merger with BMC.  Commissions paid for loan placements increased $6,000 in the periods under review.

Occupancy and equipment expense increased $152,000 to $549,000 for the quarter ended June 30, 2005 compared to $397,000 for the quarter ended June 30, 2004. The 38.3% increase in occupancy and equipment expense for the three months ended June 30, 2005 was due mainly to the addition of the two branches resulting from the merger, normal increases in rent on existing leaseholds, and other occupancy related expenses.

Other non-interest expenses increased $202,000 or 23.2% in the second quarter of 2005 compared to the second quarter of 2004.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the three month periods ended June 30,	Other Expense 2005	Annualized % Avg. Assets	Other Expense 2004	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$97	0.09%	$82	0.07%
Audit/accounting	60	0.05%	60	0.05%
Data/item processing	206	0.18%	195	0.17%
ATM/debit card expenses	(1)	0.00%	6	0.01%
Director fees	34	0.03%	34	0.03%
Donations	24	0.02%	14	0.01%
Education/training	16	0.01%	5	0.00%
General Insurance	31	0.03%	28	0.02%
Legal fees	34	0.03%	27	0.02%
Postage	34	0.03%	36	0.03%
Regulatory assessments	25	0.02%	22	0.02%
Stationery/supplies	58	0.05%	40	0.04%
Telephone	32	0.03%	29	0.03%
Travel expense	12	0.01%	16	0.01%
Operating losses	6	0.01%	23	0.02%
Other	406	0.09%	255	0.08%
Total other non-interest expense	$1,074		$872

Provision for Income Taxes

The effective income tax rate was 35.9% for the second quarter of 2005 compared to 34.7% for the second quarter of 2004.  Provision for income taxes totaled $858,000 and $438,000 for the quarter ended June 30, 2005, and 2004, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2005 compared to December 31, 2004

 The merger of BMC along with the demand for our banking products has led to continued increases in loans and deposits during the first six months of 2005. As of June 30, 2005, total assets were $450,552,000, an increase of 22.4%, or $82,405,000, compared to $368,147,000 as of December 31, 2004. Total gross loans increased 34.1% or $71,467,000, to $280,746,000 as of June 30, 2005 compared to $209,279,000 as of December 31, 2004. Total deposits increased 23.0% or, $75,027,000 to $401,213,000 as of June 30, 2005 compared to $326,186,00 as of December 31, 2004. Stockholders’ equity increased to $38,719,000 as of June 30, 2005 compared to $29,606,000 as of December 31, 2004.

As stated previously, we completed the merger with BMC into the Bank on January 1, 2005.  The merger added $45,779,000 in loans, $63,769,000 in deposits, and $68,080,000 in total assets to our balance sheet as of January 1, 2005.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale. As of June 30, 2005, $38,803,000 was held as collateral for public funds, treasury, tax, and for other purposes.   Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The volume of our investment portfolio is generally considered higher than our peers due mostly to our relative low loan to deposit ratio.  Additionally, due to the continued growth of our deposits and the addition of the deposits and federal funds from the merger with BMC, the total investment portfolio grew 0.7% from $127,895,000 at December 31, 2004 to $128,851,000 at June 30, 2005.  The market value of the portfolio reflected a gain of  $457,000 at June 30, 2005 compared to a gain at $562,000 at December 31, 2004 which reflects the increase in the Federal funds rate of 225 basis points since the end of the year.

We held $1,624,000 in Federal Home Loan Bank stock as of June 30, 2005 compared to $1,420,000 as of December 31, 2004.  The increase is the result of the merger with BMC.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross	Estimated
June 30, 2005	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$23,413		$(323)	$23,090
Obligations of states and political subdivisions	23,771	$752	(89)	24,434
U.S. Government agencies collateralized by mortgage obligations	56,676	362	(245)	56,793
Other securities	3,960	—	—	3,960

	$107,820	$1,114	$(657)	$108,277

		Gross	Gross	Estimated
December 31, 2004	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$22,492	$119	$(267)	$22,344
Obligations of states and political subdivisions	19,993	637	(121)	20,509
U.S. Government agencies collateralized by mortgage obligations	52,292	466	(255)	52,503
Other securities	3,644	—	(17)	3,627

	$98,421	$1,222	$(660)	$98,983

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

Loans

Total gross loans have increased to $280,746,000 as of June 30, 2005 compared to $209,279,000 as of December 31, 2004.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in Thousands)	June 30, 2005	% of Total loans	December 31, 2004	% of Total loans
Commercial & Industrial	$82,864	29.5%	$57,669	27.5%
Real Estate	113,815	40.5%	75,424	35.9%
Real Estate – construction, land development and other land loans	35,526	12.6%	35,364	16.9%
Equity Lines of Credit	22,081	7.8%	18,714	8.9%
Consumer & Installment	8,136	2.9%	6,420	3.1%
Agricultural	17,548	6.2%	15,946	7.6%
Other	1,396	0.5%	240	0.1%

	281,366	100.0%	209,777	100.0%
Deferred loan fees, net	(620)		(498)
Total loans	$280,746		$209,279

As of June 30, 2005, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 61.1% of total loans. This level of concentration is consistent with December 31, 2004. Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At June 30, 2005, we had $432,000 in OREO as a result of one loan from the BMC merger.  At December 31, 2004, we had no OREO, repossessed assets or restructured loans.  This property is currently pending sale and we anticipate full recovery.  At June 30, 2005, we had one non-accrual loan totaling $591,000 compared to no non-accrual loans at December 31, 2004.  At June 30, 2005, we estimated the potential for any losses from these credits would have a minimal impact on the allowance for credit losses.

A summary of non-accrual, restructured, and past due loans at June 30, 2005 and December 31, 2004 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at June 30, 2005 and December 31, 2004. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	June 30, 2005	December 31, 2004
Non-accrual Loans
Commercial and Industrial	$591	$-0-
Total non-accrual	591	-0-
Accruing loans past due 90 days or more	-0-	-0-
Restructured loans	-0-	-0-
Total non-performing loans	$591	$-0-
Nonperforming loans to total loans	0.21%	0.0%
Ratio of non-performing loans to allowance for credit losses	16.7%	0.0%
Loans considered to be impaired	$591	$-0-
Related allowance for credit losses on impaired loans	$146	$-0-

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of June 30, 2005, the only impaired loan was the $591,000 non-accrual loan, which is collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. . Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $1,023,000 as of June 30, 2005 compared to none as of December 31, 2004.

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

The allowance for credit losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy lies with management and our Directors’ Audit Committee. They delegate the authority to the CCA to determine the loss reserve ratio for each type of asset and reviews, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

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

•                  Criticized and classified allowance: At the time of credit analysis and risk determination, credits, which have been determined to contain a weakness higher than management’s overall risk appetite, are graded as criticized or classified.  Once validated that the credit is not impaired, a risk of loss is calculated and applied.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Month Period Ended	For the Twelve Month Period Ended
(In thousands)	June 30, 2005	December 31, 2004

Balance, beginning of the year	$2,697	$2,425
Addition from merger with BMC	751	—
Provision charged to operations	—	—
Losses charged to the allowance	(4)	(24)
Recoveries on loans previously charged off	102	296

Balance, end of period	$3,546	$2,697

Ratio of non-performing loans to allowance for credit losses	16.7%	N/A
Allowance for credit losses to total loans	1.26%	1.29%

As of June 30, 2005 the balance in the allowance for credit losses was $3,546,000 compared to $2,697,000 as of December 31, 2004. The majority of the increase was the result of incorporating the allowance for credit losses from the merger with BMC into the Bank’s allowance. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $129,709,000 as of June 30, 2005 compared to $107,816,000 as of December 31, 2004. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2005 the allowance was 1.26% of total gross loans compared to 1.29% as of December 31, 2004. During the six months ended June 30, 2005, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.   There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. The allowance for credit losses as a percentage of non-performing loans was 600% as of June 30, 2005.  There were no non-performing loans as of December 31, 2004. Management believes the allowance at June 30, 2005 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $75,027,000 or 23.0% to $401,213,000 as of June 30, 2005 compared to $326,186,000 as of December 31, 2004. Interest bearing deposits increased $58,248,000 or 26.4% to $279,199,000 as of June 30, 2005 compared to $220,951,000 as of December 31, 2004. Non-interest bearing deposits increased $16,779,000 or 15.9% to $122,014,000 as of June 30, 2005 compared to $105,235,000 as of December 31, 2004.   The increase in deposits attributable to the BMC merger is approximately $63,769,000.  The remaining growth is consistent with our strategy to grow our core deposit base and has occurred because of growth in our retail banking offices.  In the merger with BMC we acquired 2 branches located in Oakhurst and Madera, California.  We plan to open an additional branch in the third quarter of 2005 in downtown Fresno, California.

The composition of the deposits and average interest rates paid at June 30, 2005 and December 31, 2004 is summarized in the table below.

(Dollars in thousands)	June 30, 2005	% of Total Deposits	Effective Rate	December 31, 2004	% of Total Deposits	Effective Rate

NOW Accounts	$55,031	13.7%	0.10%	$52,571	16.1%	0.10%
MMDA Accounts	109,923	27.4%	1.05%	89,904	27.5%	0.78%
Time Deposits	88,255	22.0%	2.10%	57,958	17.8%	1.72%
Savings Deposits	25,990	6.5%	0.34%	20,518	6.3%	0.35%
Total Interest-bearing	279,199	69.6%	1.10%	220,951	67.7%	0.85%

Non-interest bearing	122,014	30.4%		105,235	32.3%
Total deposits	$401,213	100.0%		$326,186	100.0%

Short-term borrowings totaled $2,625,000 as of June 30, 2005 compared to $2,000,000 as of December 31, 2004.  Short-term borrowings include $625,000 in principal payments due on the loan with a major bank and $2,000,000 in FHLB advances maturing in the next twelve months. We maintain a line of credit with the FHLB collateralized by commercial loans and government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long term debt, which consisted of FHLB advances and a loan with a major bank, totaled $3,875,000 as of June 30, 2005 compared to $6,500,000 as of December 31, 2004.

On December 17, 2004, the Company entered into a non-revolving loan agreement with a major bank under which the Company borrowed $2,500,000 and contributed $2,000,000 of additional capital to the Bank.  The loan bears interest indexed to prime or LIBOR, at the Company’s election. Further terms and conditions of the loan agreement were outlined in Report on Form 8-K filed on December 22, 2004.  The purpose of the borrowing was to ensure the Bank’s capital ratios remain at or above well capitalized after the effective date of the merger with BMC.

Capital

Our stockholders’ equity increased to $38,719,000 as of June 30, 2005 compared to $29,606,000 as of December 31, 2004. The increase in stockholders’ equity is a result of net income of $2,727,000 for the six months ended June 30, 2005 combined with the increase in common stock from the merger with BMC, and proceeds from the exercise of stock options.

During the period the Company’s borrowing remains outstanding, which is expected to be until approximately 2007, the Bank does not anticipate paying dividends to the Company except for dividends that are necessary to meet the ordinary and usual operating expenses of the Company provided that the Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2005 and December 31, 2004.

	June 30, 2005		December 31,2004
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$28,097	6.39%	$29,259	8.03%
Minimum regulatory requirement	17,576	4.00%	14,574	4.00%
Central Valley Community Bank	28,925	6.59%	29,913	8.24%
Minimum requirement for “Well-Capitalized” institution	21,938	5.00%	18,155	5.00%
Minimum regulatory requirement	17,550	4.00%	14,524	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	28,097	8.78%	29,259	11.55%
Minimum regulatory requirement	12,806	4.00%	10,137	4.00%
Central Valley Community Bank	28,925	9.04%	29,913	11.83%
Minimum requirement for “Well-Capitalized” institution	19,192	6.00%	15,166	6.00%
Minimum regulatory requirement	12,794	4.00%	10,111	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	31,643	9.88%	31,956	12.61%
Minimum regulatory requirement	25,611	8.00%	20,273	8.00%
Central Valley Community Bank	32,471	10.15%	32,610	12.90%
Minimum requirement for “Well-Capitalized” institution	31,986	10.00%	25,277	10.00%
Minimum regulatory requirement	25,589	8.00%	20,222	8.00%

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Director’s Asset/Liability Committees. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet committments.

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, federal funds facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine maturities and paydowns of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At June 30, 2005 our available borrowing capacity includes approximately $10,100,000 in federal funds lines with our correspondent banks and $3,241,000 in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2005 and December 31, 2004:

Credit Lines	June 30, 2005	Balance at March 31, 2005	December 31, 2004	Balance at December 31,2004
Unsecured Credit Lines (interest rate varies with market)	$10,100,000	$-0-	$10,100,000	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $7,502,000 Market Value of Collateral $7,481,000	$4,000,000	Collateral pledged $9,668,000 Market Value of Collateral $9,822,000	$6,000,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,404,000 Market Value of Collateral $3,349,000	$-0-	Collateral pledged $3,504,000 Market Value of Collateral $3,456,000	$-0-

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 7 – Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 9 – Commitments and Contingencies in the Company’s 2004 Annual Report to Shareholders’ on Form 10-KSB.

In the ordinary course of business, the Company is party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 9 – Commitments and Contingencies in the Company’s 2004 Annual Report to Shareholders’ on Form 10-KSB.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2005, 83% of our loan portfolio was tied to adjustable rate indices. The majority of theses adjustable rate loans are tied to prime and reprice within 30 days. The exceptions are SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of June 30, 2005, 74% of our time deposits had a stated maturity (generally one year or less) and a fixed rate of interest.  As of June 30, 2005, $2,000,000 of our long term debt was fixed rate with an average remaining term of 1.6 years and $1,875,000 of long term debt reprices on a quarterly basis.

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

Approximately 83% of our loan portfolio is tied to adjustable rate indices and the majority repricing within 30 days.  As of June 30, 2005, we had 599 loans totaling $62,194,000 with floors ranging from 1% to 8% and ceilings ranging from 9% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2006 under the interest rate shock scenarios stated. The table was prepared as of June 30, 2005, at which time prime interest rate was 6.25%.

	PROJECTED	CHANGE FROM	% CHANGE
CHANGE	NET INTEREST	RATES	FROM RATES
IN RATES	INCOME	UNCHANGED	UNCHANGED
UP 300 bp	$26,886	$5,270	24.38%
UP 200 bp	25,204	3,687	17.06%
UP 100 bp	23,553	1,937	8.96%
UNCHANGED	21,617	—	—
DOWN 100 bp	19,784	(2,012)	-9.23%
DOWN 200 bp	17,318	(4,478)	-20.54%
DOWN 300 bp	15,623	(6,173)	-28.31%

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies which might moderate the negative consequences of interest rate deviations. In the model above, the simulation shows that the Company is asset sensitive over the one-year horizon as increasing rates have a positive impact on net interest income and declining rates have a negative impact.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a.                                      The Company’s 2005 Annual Meeting of Shareholders was held May 18, 2005.

b.                                      At the 2005 annual meeting the shareholders took the following actions:

•                  Elected Directors of the Company to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected and qualified.

•                  In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 5, 2005.  Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Withheld
Sidney B. Cox	2,176,708	3,294
Daniel N. Cunningham	2,176,758	3,244
Edwin S. Darden, Jr.	2,176,758	3,244
Daniel J. Doyle	2,176,758	3,244
Steven D. McDonald	2,176,758	3,244
Louis McMurray	2,176,758	3,244
Wanda L. Rogers	2,176,758	3,244
William S. Smittcamp	2,176,758	3,244
Joseph B. Weirick	2,176,758	3,244

•                  The ratification of the appointment of Perry-Smith LLP for the 2005 fiscal year as the Company’s independent public accountants.  The appointment was ratified by the following votes:

Votes for: 2,171,809   Votes against: 2,680           Abstentions: 5,513

•            The ratification of the Central Valley Community Bancorp 2005 Omnibus Incentive Plan.  The plan was ratified by the following votes:

Votes for: 1,739,862   Votes against: 122,513      Abstentions: 29,399

ITEM 5 OTHER INFORMATION	None to report.

ITEM 6 EXHIBITS

(a)   Exhibits

Exhibit No.	Description
10.52

Form of Amendment No. 1 To Salary Continuation Agreement dated June 7, 2000 by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry, Tom Sommer and Shirley Wilburn effective February 1, 2005.

10.53	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005.
10.54	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005.
10.55	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005.
10.56	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005.
10.57

Form of Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry and Tom Sommer effective February 1, 2005.

10.58	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005.
10.59	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005.
10.60	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005.
10.61	Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005
10.62	Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005.
10.63	Central Valley Community Bancorp 2005 Omnibus Incentive Plan (incorporated by reference from Appendix A to the registrant’s proxy statement filed April 5, 2005.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp.

Date August 12, 2005	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date August 12, 2005	/s/ G. Graham
Gayle Graham
Chief Financial Officer

EXHIBIT INDEX

10.52

Form of Amendment No. 1 To Salary Continuation Agreement dated June 7, 2000 by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry, Tom Sommer and Shirley Wilburn effective February 1, 2005.

10.53	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005.
10.54	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005.
10.55	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005.
10.56	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005.
10.57

Form of Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry and Tom Sommer effective February 1, 2005.

10.58	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005.
10.59	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005.
10.60	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005.
10.61	Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005
10.62	Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005.
10.63	Central Valley Community Bancorp 2005 Omnibus Incentive Plan (incorporated by reference from Appendix A to the registrant’s proxy statement filed April 5, 2005.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002