Form 10-Q
period 2005-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2005-11-14
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes   ☒   No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2005: 5,875,560 shares

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

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

SIGNATURES

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share amounts)	September 30, 2005	December 31, 2004

ASSETS
Cash and due from banks	$20,790	$17,507
Federal funds sold	17,765	26,307
Total cash and cash equivalents	38,555	43,814
Interest bearing deposits with other banks	1,949	2,605
Available-for-sale investment securities (Amortized cost of $107,319 at September 30, 2005 and $98,421 at December 31, 2004)	106,948	98,983
Loans, less allowance for credit losses of $3,523 at September 30, 2005 and $2,697 at December 31, 2004	287,597	206,582
Bank premises and equipment, net	2,899	2,724
Bank owned life insurance	6,668	6,075
Federal Home Loan Bank stock	1,641	1,420
Goodwill	8,955
Intangible assets	1,339
Accrued interest receivable and other assets	5,137	5,944

Total assets	$461,688	$368,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$123,830	$105,235
Interest bearing	286,876	220,951
Total deposits	410,706	326,186

Short-term borrowings	2,938	2,000
Long-term debt	3,562	6,500
Accrued interest payable and other liabilities	4,434	3,855

Total liabilities	421,640	338,541
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized, 5,873,560 and 5,257,734 shares issued and outstanding at September 30, 2005 and December 31, 2004	12,962	6,343
Retained earnings	27,309	22,933
Accumulated other comprehensive (loss) income, net of tax	(223)	330
Total shareholders’ equity	40,048	29,606

Total liabilities and shareholders’ equity	$461,688	$368,147

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANK

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
(In thousands except earnings per share amounts)	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$5,521	$3,393	$15,180	$9,530
Interest on Federal funds sold	136	56	418	112
Interest and dividends on investment securities:
Taxable	730	632	2,342	1,803
Exempt from Federal income taxes	297	210	884	626
Interest on deposits with other banks	20	13	49	23
Total interest income	6,704	4,304	18,873	12,094
INTEREST EXPENSE:	—
Interest on deposits	1,047	441	2,701	1,294
Other	65	42	186	149
Total interest expense	1,112	483	2,887	1,443
Net interest income before provision for credit losses	5,592	3,821	15,986	10,651
PROVISION FOR CREDIT LOSSES	10	—	10	—
Net interest income after provision for credit losses	5,582	3,821	15,976	10,651
NON-INTEREST INCOME:	—
Service charges	606	592	1,806	1,761
Loan placement fees	91	65	283	241
Net realized gain on sales of investment securities	10	—	82	483
Appreciation in cash surrender value of bank owned life insurance	54	38	157	146
Federal Home Loan Bank stock dividends	17	16	49	27
Other income	182	131	450	427
Total non-interest income	960	842	2,827	3,085
NON-INTEREST EXPENSES:	—
Salaries and employee benefits	2,353	1,897	7,098	5,650
Occupancy and equipment	534	413	1,593	1,197
Other expenses	1,066	841	3,291	2,776
Total non-interest expenses	3,953	3,151	11,982	9,623
Income before provision for income taxes	2,589	1,512	6,821	4,113
PROVISION FOR INCOME TAXES	940	544	2,445	1,459
Net income	$1,649	$968	$4,376	$2,654

Basic earnings per share	$0.28	$0.18	$0.75	$0.50
Diluted earnings per share	$0.26	$0.16	$0.69	$0.45

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

(Unaudited)

(In thousands, except share and per share amounts)			Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Shareholders’ Equity	Comprehensive Income

	Common Stock
	Shares	Amount

Balance, January 1, 2004	5,197,854	$6,096	$19,501	$1,123	$26,720
Comprehensive income
Net income			3,695		3,695	$3,695
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(793)	(793)	(793)
Total comprehensive income						$2,902
Cash dividend - $0.05 per share			(263)		(263)
Stock options exercised and related tax benefit	77,880	460			460
Repurchase and retirement of common stock	(18,000)	(213)			(213)

Balance, December 31, 2004	5,257,734	6,343	22,933	330	29,606
Comprehensive income
Net income			4,376		4,376	$4,376
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(553)	(553)	(553)
Total comprehensive income						$3,823
Stock issued for acquisition	522,106	6,079			6,079
Stock options exercised and related tax benefit	93,720	540			540

Balance, September 30, 2005	5,873,560	$12,962	$27,309	$(223)	$40,048

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,376	$2,654
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	90	17
Depreciation, amortization and accretion, net	1,808	1,640
Provision for loan losses	10	—
Net realized gains on sales and calls of available-for-sale investment securities	(82)	(483)
Increase in bank owned life insurance, net of expenses	(153)	(143)
FHLB stock dividends	(49)	(27)
Loss on sale of equipment	—	1
Net decrease (increase) in accrued interest receivable and other assets	1,585	(1,263)
Net increase (decrease) in accrued interest payable and other liabilities	301	(175)

Net cash provided by operating activities	7,886	2,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	13,844	—
Purchases of available for sale investment securities	(41,989)	(22,756)
Proceeds from sales or calls of available-for-sale investment securities	14,977	4,774
Proceeds from maturity of available-for-sale investment securities	—	1,000
Proceeds from principal repayments of available-for-sale investment securities	17,292	21,193
Net decrease (increase) in interest bearing deposits in other banks	656	(3,172)
Net increase in loans	(36,087)	(21,691)
Purchases of premises and equipment	(527)	(434)
Purchases of bank owned life insurance	(440)	—
Proceeds from sale of equipment	—	5
Net cash used in investing activities	(32,274)	(21,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	11,023	28,176
Net increase (decrease) in time deposits	9,728	(1,213)
Proceeds from borrowings from Federal Home Loan Bank	—	6,000
Repayments to Federal Home Loan Bank	(2,000)	(6,000)
Cash paid for dividends	—	(263)
Share repurchase and retirement	—	(213)
Proceeds from exercise of stock options	378	301
Net cash provided by financing activities	19,129	26,788

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,259)	7,928
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,814	35,331
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,555	$43,259
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$2,754	$1,529
Income taxes	$2,423	$1,627
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(933)	$(203)
Non-Cash Financing Activities:
Tax benefit from stock options exercised	$161	$136
Supplemental Schedule Related to Acquisition:
Acquisition of Bank of Madera County:
Deposits	$63,769
Other liabilities	439
Loans, net	(45,028)
Goodwill and intangibles	(10,455)
Premises and equipment	(390)
Federal Home Loan Bank stock	(172)
Other assets	(398)
Stock issued	6,079
Cash acquired, net of cash paid to Bank of Madera County shareholders	$13,844

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report to Shareholders on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position and shareholders’ equity at September 30, 2005 and December 31, 2004, and the results of its operations for the 3 and 9 month interim periods ended September 30, 2005 and September 30, 2004 and its cash flows for the 9 month interim periods ended September 30, 2005 and 2004, have been included. Certain reclassifications have been made to prior year amounts to conform to the 2005 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

On September 21, 2005 the Company’s Board of directors approved a two-for-one stock split for shareholders of record at the close of business on October 5, 2005 and effective on October 31, 2005. All share and per share data in the consolidated financial statements and the following management’s discussion and analysis have been retroactively restated to give effect to the stock split.

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

In February 2005 the Company accelerated the vesting of 186,000 options previously granted to certain directors and executive officers. The pro-forma consolidated net earnings and earnings per share information for the nine months of 2005, presented in the table below, reflects the acceleration.  No stock-based compensation cost is reflected in net income as a result of the acceleration of the vesting as it is expected that all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	For the Quarter Ended Sept. 30,		For the Nine Months Ended Sept. 30,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net earnings as reported	$1,649	$968	$4,376	$2,654
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	54	61	446	189

Pro forma net income	$1,595	$907	$3,930	$2,465

Basic earnings per share - as reported	$0.28	$0.18	$0.75	$0.50
Basic earnings per share - pro forma	$0.27	$0.17	$0.67	$0.47

Diluted earnings per share - as reported	$0.26	$0.16	$0.69	$0.45
Diluted earnings per share - pro forma	$0.25	$0.16	$0.62	$0.43

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2005	2004
Dividend yield	0.50%	0.50%
Expected volatility	19.73%	66.27%
Risk-free interest rate	4.16%	4.17%
Expected option life	6.5 years	10 years

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

In thousands (except share and per share	Three Months Ended September 30,		Nine Months Ended September 30,
amounts)	2005	2004	2005	2004
Basic Earnings Per Share:
Net income	$1,649	$968	$4,376	$2,654
Weighted average shares outstanding	5,873,027	5,253,854	5,830,044	5,252,410
Net income per share	$0.28	$0.18	$0.75	$0.50

In thousands (except share and per share	Three Months Ended September 30,		Nine Months Ended September 30,
amounts)	2005	2004	2005	2004
Diluted Earnings Per Share:
Net income	$1,649	$968	$4,376	$2,654
Weighted average shares outstanding	5,873,027	5,253,854	5,830,044	5,252,410
Effect of dilutive stock options	553,547	567,092	567,257	584,990
Weighted average shares of common stock and common stock equivalents	6,426,574	5,820,946	6,397,301	5,837,400
Net income per diluted share	$0.26	$0.16	$0.69	$0.45

Note 4. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended September 30, 2005 and 2004 was $1,152,000 and $2,156,000 and for the nine month periods ended September 30, 2005 and 2004 was $3,823,000 and $2,516,000 respectively.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of BMC since January 1, 2005.  The following supplemental pro forma information discloses selected financial information for the periods indicated as though the BMC merger had been completed as of the beginning of each of the periods being reported.  Dollars are in thousands except per share data.  2004 pro forma income includes non-recurring merger expenses for legal, accounting and other professional fees, net of tax , totaling $46,000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$7,664	$6,080	$21,700	$17,920

Net income	$1,649	$980	$4,376	$3,014

Diluted earnings per share	$0.26	$0.15	$0.69	$0.47

Note 6.  Commitments and Contingencies

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for loans.

Commitments to extend credit amounting to $125,104,000 and $107,816,000 were outstanding at September 30, 2005 and December 31, 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company has undisbursed portions of construction loans totaling $21,288,000 and $18,099,000 as of September 30, 2005 and December 31, 2004, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $99,000 and $1,255,000 were outstanding at September 30, 2005 and December 31, 2004, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2005 and December 31, 2004.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

Undisbursed lines of credit amounting to $61,528,000 and $41,664,000 were outstanding at September 30, 2005 and December 31, 2004, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

During the first nine months of 2005, the Company wrote down its investment in a title and insurance company by an additional $100,000 to its current estimated fair value of $250,000.  This investment is included in other assets in the condensed consolidated balance sheet.  The title and insurance company was sold in July 2005 and although the Company expects payment for its investment, the final settlement is not yet known and any additional adjustment to fair value is not currently estimateable.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 7. Recent Accounting Developments

Share-Based Payments

In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 123 (R)), Share-Based Payments.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees.  In April 2005, the Securities and Exchange Commission adopted a rule that defers the compliance date of FAS 123(R) from the first reporting period beginning after June 15, 2005 to the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. Management has not completed its evaluation of the effect that FAS 123 (R) will have on its financial statements.  FAS 123 (R) allows for either a modified prospective recognition of compensation expense or a modified retrospective recognition.  The Company currently intends to apply the modified prospective recognition method and implement the provisions of FAS 123 (R) beginning in the first quarter of 2006.  Management has completed its evaluation of the effect that FAS 123 (R) will have and does not expect it to have a significant impact on its financial position or results of operations

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

STOCK SPLIT

On September 21, 2005 the Company’s Board of directors approved a two-for-one stock split for shareholders of record at the close of business on October 5, 2005 and effective on October 31, 2005. All share and per share data in the consolidated financial statements and the following management’s discussion and analysis have been retroactively restated to give effect to the stock split.

OVERVIEW

Third Quarter 2005

In the third quarter of 2005, net income reflected a 70.4% increase from net income in the third quarter of 2004.  This increase can be mainly attributed to the 41.6% increase in quarterly average loans and the 57 basis point increase in the net interest margin (tax equivalent).  Diluted EPS increased 62.5% to $0.26 per share for the third quarter of 2005 compared to $0.16 per share for the third quarter of 2004.  Moreover, the increase in EPS was generated after the 8% dilutive impact of the additional 522,106 shares of common stock  issued as a result of the Bank of Madera County (“BMC”) merger.  Net income for the third quarter of 2005 was $1,649,000 compared to $968,000 for the third quarter of 2004.

Return on average equity for the third quarter of 2005 was 16.67% compared to 13.55% for the same period of 2004.

First Nine Months of 2005

We are extremely pleased to report in the first nine months of 2005 that both our operations and the completed merger, which includes the data system conversion of Bank of Madera County (BMC), were accretive to our diluted earnings per share (EPS).  Diluted EPS for the first nine months of 2005 was $0.69 compared to $0.45 for the first nine months of 2004 (adjusted for the two-for-one stock split).  Again, the increase in EPS was generated after the 8% dilutive impact of the additional 522,106 shares of common stock issued as a result of the BMC merger.  Net income for the first nine months of 2005 was $4,376,000 compared to $2,654,000 for the same period in 2004. In 2004, the $2,654,000 in earnings included a gain of $483,000 from the sale of securities compared to $82,000 in the first nine months of 2005. Further discussion of operations and the effects of the merger are discussed below.

Return on average equity for the first nine months of 2005 was 15.40% compared to 12.75% for the same period of 2004.   Total goodwill and core deposit intangible, resulting from the BMC merger, at September 30, 2005 was $10,294,000 compared to none at September 30, 2004.  Total equity was $40,048,000 at September 30, 2005 compared to $29,197,000 at September 30, 2004.

Total loans continued to grow at a double digit pace in the first nine months of 2005.  Average total loans increased $79,377,000 or 41.4% in the first nine months of 2005 compared to the first nine months of 2004 of which $45,779,000 can be attributed to the BMC merger.  Asset quality continues to be strong, however in the first nine months of 2005, we reflect the first non-accrual loans for the Bank since February 2004.  The Bank had one non-accrual loan at September 30, 2005 totaling $591,000 compared to none at September 30, 2004 and had no real estate owned at September 30, 2005 and September 30, 2004.

Central Valley Community Bancorp  (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (the “Bank”). We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno and Madera Counties of central California.  Additionally, we have a private banking office in Sacramento County. As a holding company, the Company is subject to supervision, examination and regulations of the Federal Reserve Bank.

After the close of business on December 31, 2004, we completed our merger with BMC.  The Madera and Oakhurst branches of BMC were merged into the Bank bringing the total number of branches of the Bank to nine (9).  For details of the merger, refer to Note 5 of Unaudited Condensed Consolidated Financial Statements herein.

At September 30, 2005, we had total loans of $291,120,000, total assets of $461,688,000, total deposits of $410,706,000 and stockholders’ equity of $40,048,000.  The result of the merger added $45,779,000 in loans, $63,769,000 in deposits, and $68,080,000 in assets to the Company.

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

The Bank has nine (9) full service branches serving the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2005 FDIC data, the six (6) branches in Fresno County (Clovis, Fresno, Kerman, and Prather branches) have a 5.0% combined deposit market share of all banks and 4.0% of all depositories including credit unions, thrifts, and savings banks.

The Bank anticipates additional branch openings to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates opening a new full-service office in the downtown area of Fresno sometime in the fourth quarter of 2005 or first quarter of 2006.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

• Return to our stockholders;

• Return on average assets;

• Development of core revenue streams, including net interest income and non-interest income;

• Asset quality;

• Asset growth; and

• Operating efficiency.

Return to Our Stockholders.

Our return to our stockholders is measured in the form of return on average equity (“ROE”). Our net income for the nine months ended September 30, 2005 increased  $1,722,000 or 64.9% to $4,376,000 compared to $2,654,000 for the nine months ended September 30, 2004. Net income increased mainly due to an increase in net interest income provided by the increase in interest rates and the additional loan volume from the BMC merger and our own organic growth.  This increase was partially offset by an increase in interest expenses and operating expenses and a decrease in non-interest income. We announced a two-for-one stock split for shareholders of record on October 5, 2005 and effective October 31, 2005.  Basic EPS increased to $0.75 for the nine months ended September 30, 2005 compared to $0.50 for the nine months ended September 30, 2004. Diluted EPS increased to $0.69 for the nine months ended September 30, 2005 compared to $0.45 for the nine months ended September 30, 2004. The increase in EPS was due primarily to the increase in net income, partially offset by the increase in average shares outstanding as a result of the merger and the exercise of stock options. Our ROE was 15.40% for the nine months ended September 30, 2005 compared to 13.10% for the year ended December 31, 2004 and 12.75% for the nine months ended September 30, 2004.  The increase in ROE is due to the increase in income and partially offset by the increase in average equity outstanding, as a result of the BMC merger.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the nine months ended September 30, 2005 increased to 1.30% compared to 1.07% for the year ended December 31,2004 and 1.04% for the nine months ended September 30, 2004. The increase in ROA is due to the increase in net income relative to our increase in average assets.  ROA for our peer group was 1.50% at June 30, 2005.  Peer group from the FDIC call report data includes all commercial banks in California with assets from $300M to $500M.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth and managing the cost of funds. As a result, our net interest income before provision for credit losses increased $5,335,000 or 50.1% to $15,986,000 for the nine months ended September 30, 2005 compared to $10,651,000 for the nine months ended September 30, 2004. Our net interest margin has also improved 58 basis points to 5.39% for the nine months ended September 30, 2005 compared to 4.81% for the nine months ended September 30, 2004.

Our non-interest income is generally made up of service charges and fees on deposit accounts and fee income from loan placements and gain on sale from investment securities.   Non-interest income for the first nine months of 2005 decreased $258,000 or 8.4% to $2,827,000 compared to $3,085,000 for the first nine months of 2004. Non-interest income in the first nine months of 2005 included gains from the sale of investments of $82,000 compared to $483,000 for the first nine months of 2004. Customer service charges increased slightly to $1,806,000 for the first nine months of 2005 compared to $1,761,000 for the same period in 2004, mainly due to an increase in the number of transaction accounts.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. Non-performing loans totaled $591,000 as of September 30, 2005 compared to none as of December 31, 2004.  One loan comprised the  $591,000 in non-performing loans and as of September 30, 2005 it was not current.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  Non-performing loans as a percentage of gross loans was 0.2% as of September 30, 2005 compared to none at December 31, 2004. The Company did not have any other real estate owned at September 30, 2005 or December 31, 2004.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 25.4% during the first nine months of 2005 from $368,147,000 as of December 31, 2004 to $461,688,000 as of September 30, 2005. Total gross loans increased 39.1% to $291,120,000 as of September 30, 2005 compared to $209,279,000 as of December 31, 2004. Total investment securities increased 8.0% to $106,948,000 as of September 30, 2005 compared to $98,983,000 as of December 31, 2004 as deposit growth exceeded loan growth. Total deposits increased 25.9% to $410,706,000 as of September 30, 2005 compared to $326,186,000 as of December 31, 2004.   We continue to under perform in our loan to deposit ratio compared to our peers.   Our loan to deposit ratio at September 30, 2005 was 70.9% compared to 64.2% at December 31, 2004.   The loan to deposit ratio of our peers is 87.9% at June 30, 2005.  Refer to above for discussion of the increase in loans and deposits volumes resulting from the BMC merger.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. The Bank’s efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved to 60.8% for the first nine months of 2005 compared to 70.1% for the first nine months of 2004. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. The Bank’s net interest income before provision for credit losses plus non-interest income increased 42.2% to $18,841,000 for the nine months ended September 30, 2005 compared to $13,250,000 for the same period in 2004, while operating expenses increased 23.5% to $11,463,000 from $9,283,000 for the same period in 2004.

RESULTS OF OPERATIONS

Net Income for the First Nine Months of 2005 Compared to the First Nine Months of 2004:

Net income increased to $4,376,000 for the nine months ended September 30, 2005 compared to $2,654,000 for the nine months ended September 30, 2004.  Basic earnings per share were $0.75 and $0.50 for the nine months ended September 30, 2005 and 2004, respectively. Diluted earnings per share were $0.69 and $0.45 for the nine months ended September 30, 2005 and 2004, respectively. ROE was 15.40% for the nine months ended September 30, 2005 compared to 12.75% for the nine months ended September 30, 2004. ROA for the nine months ended September 30, 2005 was 1.30% compared to 1.04% for the nine months ended September 30, 2004.

The increase in net income and profitability for the nine months ended September 30, 2005 compared to the same period in the prior year was mainly due to the increases in net interest income and was partially offset by decreases in non-interest income and increases in non-interest expense. Net interest income increased due to an increase in average interest earning assets provided by our organic growth, the merger, and the positive effect of our asset sensitive position expanding our net interest margin in response to the eleven increases in the Federal funds interest rate since June 30, 2004. Non-interest income, in the first nine months of 2004 included a gain from the sale of investments of $483,000 compared to the gain from the sale of investments of $82,000 for the first nine months of 2005. Non-interest expenses increased primarily due to salaries and benefits and occupancy expenses which were all affected by the BMC merger.

Net Income For the third quarter of 2005 compared to the third quarter of 2004:

Net income increased to $1,649,000 for third quarter of 2005 compared to $968,000 for the third quarter of 2004.  Basic earnings per share were $0.28 and $0.18 for the third quarter of 2005 and 2004, respectively.  Diluted earnings per share were $0.26 and $0.16 for the third quarter of 2005 and 2004, respectively. ROE was 16.67% for the third quarter of 2005 compared to 13.55% for the third quarter of 2004. ROA for the third quarter of 2005 was 1.45% compared to 1.10% for the third quarter of 2004.

Interest Income and Expense

Net interest income is the most significant component of our income from operations. Net interest income (the “interest rate spread”) is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE NINE MONTHS ENDED			FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2005			SEPTEMBER 30, 2004
	Average		Yield/	Average		Yield/
(Unaudited)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning deposits in other banks	$2,475	$49	2.64%	$1,973	$23	1.55%
Securities
Taxable securities	90,191	2,342	3.46%	77,796	1,803	3.09%
Non-taxable securities (1)	23,865	1,339	7.48%	18,666	948	6.78%
Total investment securities	114,056	3,681	4.30%	96,462	2,751	3.80%
Federal funds sold	19,306	418	2.89%	13,234	112	1.13%
Total securities	135,837	4,148	4.07%	111,669	2,886	3.45%
Loans (2) (3)	270,436	15,180	7.48%	191,921	9,530	6.62%
Federal Home Loan Bank stock	1,611	49	4.06%	1,128	27	3.19%
Total interest-earning assets	407,884	19,377	6.33%	304,718	12,443	5.44%
Allowance for credit losses	(3,502)			(2,551)
Non-accrual loans	910			48
Cash and due from banks	19,258			24,391
Bank premises and equipment	3,037			2,892
Other non-earning assets	21,737			10,634
Total average assets	$449,324	19,377		$340,132	12,443
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$84,250	$113	0.18%	$65,213	$85	0.17%
Money market accounts	109,491	1,006	1.23%	83,140	467	0.75%
Time certificates of deposit, under $100,000	48,619	730	2.00%	35,078	404	1.54%
Time certificates of deposit, $100,000 and over	38,557	852	2.95%	23,765	338	1.90%
Total interest-bearing deposits	280,917	2,701	1.28%	207,196	1,294	0.83%
Other borrowed funds	6,800	186	3.65%	7,562	149	2.63%
Federal funds purchased	—	—	—	3	—	—
Total interest-bearing liabilities	287,717	2,887	1.34%	214,761	1,443	0.90%
Non-interest bearing demand deposits	120,791			94,553
Other liabilities	2,921			3,065
Shareholders’ equity	37,895			27,753
Total average liabilities and shareholders’ equity	$449,324	2,887		$340,132	1,443

Interest income and rate earned on average earning assets		19,377	6.33%		12,443	5.44%

Interest expense and interest cost related to average interest-bearing liabilities		2,887	1.34%		1,443	0.90%

Net interest income and net interest margin (4)		$16,490	5.39%		$11,000	4.81%

(1)     Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $455 and $322 in 2005 and 2004, respectively.

(2)     Loan interest income includes loan fees of $755 in 2005 and $552 in 2004.

(3)     Average loans do not include non-accrual loans.

(4)     Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 59.3% in the first nine months of 2005 compared to the same period of 2004.  As stated above, the combination of the increased volume from the merger with BMC, our organic growth from the focus on building relationships, and the eleven interest rate increases that have occurred since June 30, 2004, were the major components of the $5,650,000 increase.  Average total loans for the first nine months of 2005 was $271,346,000 compared to $191,969,000 for the same period in 2004.  The yield on loans for the first nine months of 2005 was 7.48% compared to 6.62% for the same period of 2004.

Interest income from total investments, (total investments include investment securities, Federal funds, interest bearing deposits with other banks, and other securities) increased $1,129,000 in the first nine months of 2005 compared to the same period of 2004, mainly due to the 21.6% increase in average balances of these investments and the eleven interest rate increases that have occurred since June 30, 2004.  In the first nine months of 2005, we sold $14,895,000 in investment securities due to funding of several new loans and some portfolio restructuring. The gain on sale of available for sale investments is discussed in non-interest income below.  Due to our low loan to deposit ratio, a significant contributor to interest income is provided by the investment portfolio and represents 23.1% of net interest income.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At September 30, 2005, we held $50,927,000 or 47.6% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 3.7%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten. Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The net of tax-effect of the change in market value of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At September 30, 2005, the average life of the investment portfolio was 4.6 years and the market value reflected a pre-tax loss of $371,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2005, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $7,406,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $6,223,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past year, which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first nine months of 2005 increased  $6,779,000, to $18,873,000 compared to $12,094,000 for the nine months ended September 30, 2004. The increase was due to the 33.9% increase in the average balance of interest earning assets, combined with the 58 basis point increase in the yield on those assets.   Average interest earning assets increased to $407,884,000 for the nine months ended September 30, 2005 compared to $304,718,000 for the nine months ended September 30, 2004. The yield on interest earning assets increased to 6.33% for the nine months ended September 30, 2005 compared to 5.44% for the nine months ended September 30, 2004.   The $103,166,000 increase in average earning assets was the result of our own organic growth and the approximate $45,779,000 in loans and $19,250,000 in investments as the result of the merger of BMC.

Interest expense on deposits for the nine months ended September 30, 2005 increased $1,407,000 or 108.7% to $2,701,000 compared to $1,294,000 for the nine months ended September 30, 2004. This increase was due to the repricing of interest bearing deposits as a result of the increases in the Federal funds interest rate and the $73,721,000 increase in volume of average interest bearing deposits. Average interest-bearing deposits were $280,917,000 for the nine months ended September 30, 2005 compared to $207,196,000 for the same period ended September 30, 2004.   The increase was the result of our own internal growth and the addition of approximately $63,769,000 in deposits as the result of the merger of BMC.

Average other borrowings decreased to $6,800,000 with an effective rate of 3.65% for the nine months ended September 30, 2005 compared to $7,562,000 with an effective rate of 2.61% for the nine months ended September 30, 2004.    Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of BMC.   Additionally, we borrowed funds from the Federal Home Loan Bank during a period of low interest rates.  The effective rate of the FHLB advances was 2.34% for the first nine months of 2005 compared to 2.61% for the same period 2004.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 27.8% from an average $94,553,000 for the nine months ended September 30, 2004 to $120,791,000 for the nine months ended September 30, 2005.  The merger with BMC added approximately $19,173,000 in non-interest bearing deposits to our portfolio.  The cost of all of our interest bearing liabilities increased 44 basis points to 1.34% for the nine months ended September 30, 2005 compared to 0.90% for the nine months ended September 30, 2004. Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) increased 28.6% to $288,490,000 for the nine months ended September 30, 2005 compared to $224,263,000 for the nine months ended September 30, 2004

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2005 increased $5,325,000 or 50.0% to $15,976,000 compared to $10,651,000 for the nine months ended September 30 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets partially offset by the increase in average interest bearing liabilities. Average interest earning assets were $407,884,000 for the nine months ended September 30, 2005 with a net interest margin of 5.39% compared to $304,718,000 with a net interest margin of 4.81% for the nine months ended September 30, 2004. For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type(Dollars in Thousands)	September 30, 2005 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2004 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,477	27.6%	$786	27.5%
Real Estate	1,197	40.5%	898	35.9%
Real Estate – construction, land development and other land loans	311	13.8%	197	16.9%
Equity Lines of Credit	178	7.6%	136	8.9%
Consumer & Installment	70	2.6%	178	3.1%
Agricultural	225	7.8%	151	7.6%
Other	2	0.1%	51	0.1%
Non-specific reserve	63		300
	$3,523		$2,697

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first nine months of 2005 were $10,000 and there were no additions in 2004, due mainly to improvements in our credit quality and supported by the historical net charge-off ratio, which reflects net charge-offs or net recoveries to beginning loan balances for the past three (3) years and recoveries on prior charged-off loans.  For 2004, we had a net recovery ratio of 0.146% and net charge-off ratios of 0.005% for 2003 and 0.031% for 2002.   For the first nine months of 2005, we had a net recovery ratio of 0.032% compared to a net recovery ratio of 0.067% for the same period in 2004. The potential for a future net recovery position is not likely as we have been very successful in collection of those loans charged off in prior years.  Refer to the allowance for credit losses section for further discussion of credit quality.

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

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gain on sales of investments and other income. Non-interest income was $2,827,000 for the nine months ended September 30, 2005 compared to $3,085,000 for the same period ended September 30, 2004.   The $258,000 decrease in non-interest income comparing the nine months ended September 30, 2005 to the same period in 2004 was primarily due to the decrease in gain realized on sale of investment securities of  $401,000.

Customer service charges increased $45,000 to $1,806,000 for the first nine months of 2005 compared to $1,761,000 for the same period in 2004, mainly due to an increase in the average number of transaction accounts.   The increase is due to the increase in deposit accounts from the BMC merger and from our existing retail branches.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers. Loan placement fees increased  $42,000 in the first nine months of 2005 to $283,000 compared to $241,000 for the first nine months of 2004.  Normal home sales due to  “moving up” or relocating are still fairly strong and Fresno and Madera counties continue to reflect affordable housing compared to other parts of California.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of bank owned life insurance (BOLI) increased $11,000 mainly due to $440,000 in BOLI purchased in the first nine months of 2005. The Bank purchased the additional insurance in connection with increases to the split-dollar life insurance policies related to salary continuation benefits for four key executives.  Offsetting the increase in volume was a decrease in the interest rate received.  This interest rate is reviewed annually by the Board of Directors.    Salary continuation and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends.  We currently hold $1,641,000 in FHLB stock of which $172,000 was the result of the merger with BMC. Dividends in the first nine months of 2005 increased  $22,000 compared to the same period in 2004.

Other income increased $23,000 for the first nine months of 2005 compared to the same period in 2004.  The increase can be attributed to an increase in merchant fees from bank cards and fees from investment services provided by a third party, offset by a decrease in rental income from equipment leased to others as a result of the Company’s decision to no longer participate in operating lease arrangements.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses. Non-interest expenses increased $2,359,000 to $11,982,000 for the nine months ended September 30, 2005 compared to $9,623,000 for the nine months ended September 30, 2004.

The Bank’s efficiency ratio, measured as the percentage of non-interest expenses to net interest income before provision for credit losses plus non-interest income, improved to 60.8% for the first nine months of 2005 compared to 70.1% for the first nine months of 2004.

Salaries and employee benefits increased $1,448,000 or 25.6% to $7,098,000 for the first nine months of 2005 compared to $5,650,000 for the first nine months of 2004. The increase in salaries and employee benefits for the nine month period ended September 30, 2005 can be attributed to normal cost increases for salaries and benefits and incentive based compensation due to increased loan and deposit production, profitability, and the additional personnel costs from the merger with BMC which includes the salary of one former BMC executive officer retained by the Company following the merger.  Commissions paid for loan placements increased $21,000 in the periods under review.

Occupancy and equipment expense increased $396,000 to $1,593,000 for the first nine months of 2005 compared to $1,197,000 for the first nine months of 2004. The 33.1% increase in occupancy expense for the nine months ended September 30, 2005 was due mainly to the addition of the two branches resulting from the merger, normal increases in rent on existing leaseholds, and other occupancy related expenses.

Other non-interest expenses increased $515,000 or 18.6% in the period under review.   Contributing to the increase in other non-interest expense was an additional $100,000 write down to the Company’s investment in Diversified Capital Holdings, the parent company of a title and escrow insurance company.  To date, the Company has written down a total of $250,000 of the original $500,000 investment. The title and insurance company was sold in July 2005 and, although the Company expects payment for its investment, the final settlement is not yet known and any additional adjustment to the fair value is not currently estimateable.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the nine month periods ended September 30,	Other Expense 2005	Annualized % Avg. Assets	Other Expense 2004	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$316	0.09%	$269	0.11%
Audit/accounting	207	0.06%	180	0.07%
Data/item processing	615	0.18%	575	0.23%
ATM/debit card expenses	15	0.00%	22	0.01%
Director fees	102	0.03%	100	0.04%
Donations	84	0.02%	68	0.03%
Education/training	45	0.01%	43	0.02%
General Insurance	88	0.03%	86	0.03%
Legal fees	149	0.04%	92	0.04%
Postage	116	0.03%	109	0.04%
Regulatory assessments	107	0.03%	69	0.03%
Stationery/supplies	155	0.05%	118	0.05%
Telephone	94	0.03%	76	0.03%
Travel expense	35	0.01%	37	0.01%
Operating losses	11	0.00%	52	0.02%
Fair value write down	100	0.02%	—	—
Reversal of REIT tax benefit	—	—	127	0.04%
Other	1,052	0.31%	753	0.30%
Total other non-interest expense	$3,291		$2,776

Provision for Income Taxes

The effective income tax rate was 35.8% for the nine months ended September 30, 2005 compared to 35.5% for the nine months ended September 30, 2004.  Provision for income taxes totaled $2,445,000 and $1,459,000 for the nine months ended September 30, 2005, and 2004, respectively.

For the third quarter of 2005 compared to the third quarter of 2004:

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the third quarter of 2005 compared to the third quarter of 2004. Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005			FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
	AVERAGE BALANCE	INTEREST	YIELD/RATE	AVERAGE BALANCE	INTEREST	YIELD/RATE
ASSETS
Interest-earning deposits in other banks	$2,281	$20	3.51%	$3,223	$13	1.61%
Securities
Taxable securities	82,355	730	3.55%	75,275	632	3.36%
Non-taxable securities (1)	7,196	450	6.62%	18,727	318	6.79%
Total investment securities	109,551	1,180	4.31%	94,002	950	4.04%
Federal funds sold	15,841	136	3.43%	16,049	56	1.40%
Total securities	127,673	1,336	4.19%	113,274	1,019	3.60%
Loans (2) (3)	284,154	5,521	7.77%	201,102	3,393	6.75%
Federal Home Loan Bank stock	1,631	17	4.17%	1,399	16	4.57%
Total interest-earning assets	413,458	6,874	6.65%	315,775	4,428	5.61%
Allowance for credit losses	(3,541)			(2,544)
Non-accrual loans	636			0
Cash and due from banks	20,257			24,268
Bank premises & equipment	2,853			2,653
Other non-earning assets	22,092			10,887
Total average assets	$455,755	6,874		$351,039	4,428
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$81,730	$38	0.19%	$67,683	$30	0.18%
Money market accounts	111,458	394	1.41%	85,581	163	0.76%
Time certificates of deposit, under $100,000	47,895	269	2.25%	33,163	135	1.63%
Time certificates of deposit, $100,000 and over	41,493	346	3.34%	26,000	113	1.74%
Total interest-bearing deposits	282,576	1,047	1.48%	212,427	441	0.83%
Other borrowed funds	6,500	65	4.00%	7,000	42	2.40%
Total interest-bearing liabilities	289,076	1,112	1.54%	219,427	483	0.88%
Non-interest bearing demand deposits	124,044			99,988
Other liabilities	3,068			3,065
Shareholders’ equity	39,567			28,559
Total average liabilities and shareholders’ equity	$455,755	1,112		$351,039	483

Interest income and rate earned on average earning assets		6,874	6.65%		4,428	5.61%
Interest expense and interest cost related to average interest-bearing liabilities		1,112	1.54%		483	0.88%

Net interest income and net interest margin (4)		$5,762	5.57%		$3,945	5.00%

(1)   Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $153 and $108 in 2005 and 2004, respectively.

(2)          Loan interest income includes loan fees of $219 in 2005 and $185 in 2004.

(3)          Average loans do not include non-accrual loans.

(4)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased  62.7% in the third quarter of 2005 compared to the same period of 2004.  As stated above, the combination of the increased volume from the merger with BMC and our organic growth from the focus on building relationships and the eleven interest rate increases that have occurred since June 30, 2004, were the major components of the $2,128,000 increase.  Average total loans for the third quarter of 2005 were $284,154,000 compared to $201,102,000 for the same period 2004.  The yield on loans for the third quarter of 2005 was 7.77% compared to 6.75% for the third quarter of 2004.

Interest income from total investments, (total investments include investment securities, Federal funds, interest bearing deposits with other banks, and other securities) increased $272,000 in the third quarter of 2005 compared to the same period of 2004, mainly due to the 12.7% increase in average balances of these investments and the eleven interest rate increases that have occurred since June 30, 2004.  The effective yield on total investments was 4.19% for the third quarter of 2005 compared to 3.60% for the same period in 2004.

Total interest income for the three months ended September 30, 2005 increased $2,400,000, to $6,704,000 compared to $4,304,000 for the three months ended September 30, 2004. The increase was due to the 30.9% increase in the average balance of interest earning assets, combined with the 57 basis point increase in the net interest margin.   Average interest earning assets increased to $413,458,000 for the third quarter of 2005 compared to $315,775,000 for the third quarter of 2004. The yield on interest earning assets increased to 6.65% for the third quarter of 2005 compared to 5.61% for the same period in 2004.  The $97,683,000 increase in average earning assets was the result of our own organic growth and the approximate $45,028,000 in loans and $19,250,000 in investments as the result of the merger of BMC.

Interest expense on deposits for the third quarter of 2005 increased $606,000 or 137.4% to $1,047,000 compared to $441,000 for the third quarter of 2004. This increase was due to the repricing of interest bearing deposits as a result of the increases in the Federal funds interest rate and the $70,149,000 increase in volume of average interest bearing deposits. Average interest-bearing deposits were $282,576,000 for the third quarter of 2005 compared to $212,427,000 for the same period ended September 30, 2004.  The increase was the result of our own internal growth and the addition of approximately $63,769,000 in deposits as the result of the merger of BMC.

Average other borrowings decreased to $6,500,000 with an effective rate of 4.00% for the third quarter of 2005 compared to $7,000,000 with an effective rate of 2.40% for the same period ended September 30, 2004.    As stated above, included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of BMC.   Additionally, we borrowed funds from the FHLB during a period of low interest rates.  The effective rate of the FHLB advances was 2.43% for the third quarter of 2005 compared to 2.40% for the same period 2004.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 24.1% from an average $99,988,000 for the third quarter of 2004 to $124,044,000 for the third quarter of 2005.  The merger with BMC added approximately $19,173,000 in non-interest bearing deposits to our portfolio.  The cost of all of our interest bearing liabilities increased 66 basis points to 1.54% for the third quarter of 2005 compared to 0.88% for the third quarter of 2004. Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) increased 24.8% to $291,126,000 for the third quarter of 2005 compared to $233,280,000 for the third quarter of 2004.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the third quarter of 2005 increased $1,771,000 or 46.4% to  $5,592,000 compared to $3,821,000 for the third quarter of 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets partially offset by the increase in average interest bearing liabilities. Average interest earning assets were $413,458,000 for the third quarter of 2005 with a net interest margin of 5.57% compared to $315,775,000 with a net interest margin of 5.00% for the third quarter of 2004.

Provision for Credit Losses

Other than a minor $10,000 addition to the allowance for credit losses in the third quarter of 2005 to re-align an overdraft reserve account, we made no additions to the allowance for credit losses in the third quarters 2005 and 2004 due mainly to improvements in our credit quality supported by the historical net charge-off ratio, which reflect net charge-offs or net recoveries to beginning loan balances for the past three (3) years and recoveries on prior charged-off loans.  For 2004, we had a net recovery ratio of 0.146% and net charge-off ratios of 0.005% for 2003 and 0.031% for 2002.  For the third quarter of 2005, we had a net charge-off ratio of 0.001% compared to a net recovery ratio of 0.010% for the same period in 2004.

Non-Interest Income

As stated above, non-interest income represents non-interest types of revenue and is comprised of customer service charges, loan placement fees, gain on sales of investments and other income. Non-interest income was $960,000 for the third quarter of 2005 compared to $842,000 for the third quarter of 2004.   The $118,000 increase in non-interest income comparing the third quarter of 2005 to the same period in 2004 was primarily due to increases in loan placement fees and other non-interest income.

Customer service charges increased slightly to $606,000 for the third quarter of 2005 compared to $592,000 for the same period in 2004, mainly due to an increase in average number of transaction accounts.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers.  Loan placement fees increased  $26,000 in the third quarter of 2005 compared to the third quarter of 2004 even  as less refinancing opportunities may exist with 30 year mortgages remaining at or below 6% in spite of the 275 basis point increase in the prime rate since June 30, 2004. Again, normal home sales due to  “moving up” or relocating are still fairly strong and Fresno County continues to reflect very affordable housing compared to other parts of California.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of bank owned life insurance (BOLI) increased $16,000 mainly due to $440,000 in BOLI purchased in the first nine months of 2005. The Bank purchased the additional insurance in connection with increases to the  split-dollar life insurance policies related to salary continuation benefits for four key executives.  Offsetting the increase in volume was a decrease in the interest rate received.  This interest rate is reviewed annually by the Board of Directors.    As mentioned above, salary continuation and the related BOLI is used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends.  We currently hold $1,641,000 in FHLB stock of which $172,000 was the result of the merger with BMC. Dividends in the third quarter of 2005 were $17,000.

Non-Interest Expenses

As discussed above, salaries and employee benefits, occupancy and equipment expense, professional services, and data processing are the major categories of non-interest expenses. Non-interest expenses increased $802,000 to $3,953,000 for the third quarter of 2005 compared to $3,151,000 for the same period of 2004.  The increase can mainly be attributed to the merger with BMC.

Salaries and employee benefits increased $456,000 or 24.0% to $2,353,000 for the third quarter of 2005 compared to $1,897,000 for the third quarter of 2004. The increase in salaries and employee benefits for the three month period ended September 30, 2005 can be attributed to normal cost increases for salaries and benefits and incentive based compensation due to increased loan and deposit production, profitability, and the additional personnel costs from the merger with BMC.  Commissions paid for loan placements increased $15,000 in the periods under review.

Occupancy and equipment expense increased $121,000 to $534,000 for the quarter ended September 30, 2005 compared to $413,000 for the quarter ended September 30, 2004. The 29.3% increase in occupancy and equipment expense for the three months ended September 30, 2005 was due mainly to the addition of the two branches resulting from the merger, normal increases in rent on existing leaseholds, and other occupancy related expenses.

Other non-interest expenses increased $225,000 or 26.8% in the third quarter of 2005 compared to the third quarter of 2004.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the three month periods ended September 30,	Other Expense 2005	Annualized % Avg. Assets	Other Expense 2004	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$96	0.08%	$100	0.09%
Audit/accounting	87	0.08%	60	0.05%
Data/item processing	191	0.17%	190	0.17%
ATM/debit card expenses	(7)	0.00%	2	0.00%
Director fees	34	0.03%	34	0.03%
Donations	36	0.03%	23	0.02%
Education/training	12	0.01%	7	0.01%
General Insurance	35	0.03%	29	0.03%
Legal fees	78	0.07%	26	0.02%
Postage	42	0.04%	38	0.03%
Regulatory assessments	57	0.05%	26	0.02%
Stationery/supplies	46	0.04%	36	0.03%
Telephone	30	0.03%	25	0.02%
Travel expense	14	0.01%	7	0.01%
Operating losses	—	0.00%	27	0.02%
Other	315	0.28%	211	0.24%
Total other non-interest expense	$1,066		$841

Provision for Income Taxes

The effective income tax rate was 36.3% for the third quarter of 2005 compared to 35.9% for the third quarter of 2004.  Provision for income taxes totaled $940,000 and $544,000 for the quarter ended September 30, 2005, and 2004, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2005 compared to December 31, 2004

The merger of BMC along with the demand for our banking products has led to continued increases in loans and deposits during the first nine months of 2005. As of September 30, 2005, total assets were $461,688,000, an increase of 25.4%, or $93,541,000, compared to $368,147,000 as of December 31, 2004. Total gross loans increased 39.1% or $81,841,000, to $291,120,000 as of September 30, 2005 compared to $209,279,000 as of December 31, 2004. Total deposits increased 25.9% or, $84,520,000 to $410,706,000 as of September 30, 2005 compared to $326,186,000 as of December 31, 2004. Stockholders’ equity increased to $40,048,000 as of September 30, 2005 compared to $29,606,000 as of December 31, 2004.

As stated previously, we completed the merger with BMC into the Bank on January 1, 2005.  The merger added $45,779,000 in loans, $63,769,000 in deposits, and $68,080,000 in total assets to our balance sheet as of January 1, 2005.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale. As of September 30, 2005, $29,299,000 was held as collateral for public funds, treasury, tax, and for other purposes.   Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The volume of our investment portfolio is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio. The total investment portfolio decreased 1.0.% from $127,895,000 at December 31, 2004 to $126,662,000 at September 30, 2005.  The market value of the portfolio reflected a loss of  $371,000 at September 30, 2005 compared to a gain of $562,000 at December 31, 2004 which reflects the increase in the Federal funds rate of 150 basis points since the end of the year.

We held $1,641,000 in Federal Home Loan Bank stock as of September  30, 2005 compared to $1,420,000 as of December 31, 2004.  The increase is the result of dividends received and the merger with BMC.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross	Estimated
September 30, 2005	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$23,370		$(545)	$22,825
Obligations of states and political subdivisions	29,402	$495	(289)	29,608
U.S. Government agencies collateralized by mortgage obligations	50,934	279	(286)	50,927
Other securities	3,613	—	(25)	3,588

	$107,319	$774	$(1,145)	$106,948

		Gross	Gross	Estimated
December 31, 2004	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$22,492	$119	$(267)	$22,344
Obligations of states and political subdivisions	19,993	637	(121)	20,509
U.S. Government agencies collateralized by mortgage obligations	52,292	466	(255)	52,503
Other securities	3,644	—	(17)	3,627

	$98,421	$1,222	$(660)	$98,983

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

Loans

Total gross loans have increased to $291,120,000 as of September 30, 2005 compared to $209,279,000 as of December 31, 2004.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type	September 30, 2005	% of Total loans	December 31, 2004	% of Total loans
(Dollars in Thousands)
Commercial & Industrial	$80,371	27.6%	$57,669	27.5%
Real Estate	118,250	40.5%	75,424	35.9%
Real Estate – construction, land development and other land loans	40,304	13.8%	35,364	16.9%
Equity Lines of Credit	22,251	7.6%	18,714	8.9%
Consumer & Installment	7,507	2.6%	6,420	3.1%
Agricultural	22,830	7.8%	15,946	7.6%
Other	195	0.1%	240	0.1%

	291,708	100.0%	209,777	100.0%
Deferred loan fees, net	(588)		(498)
Total loans	$291,120		$209,279

As of September 30, 2005, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 61.9% of total loans. This level of concentration is consistent with December 31, 2004. Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At September 30, 2005 and December 31, 2004, we had no OREO, repossessed assets or restructured loans. At September 30, 2005, we had one non-accrual loan totaling $591,000 compared to no non-accrual loans at December 31, 2004.  At September 30, 2005, we estimated the potential for any losses from this credit would have a minimal impact on the allowance for credit losses.

A summary of non-accrual, restructured, and past due loans at September 30, 2005 and December 31, 2004 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at September 30, 2005 and December 31, 2004. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	September 30, 2005	December 31, 2004
Non-accrual Loans
Commercial and Industrial	$591	$-0-
Total non-accrual	591	-0-
Accruing loans past due 90 days or more	-0-	-0-
Restructured loans	-0-	-0-
Total non-performing loans	$591	$-0-
Nonperforming loans to total loans	0.20%	0.0%
Ratio of non-performing loans to allowance for credit losses	16.8%	0.0%
Loans considered to be impaired	$591	$-0-
Related allowance for credit losses on impaired loans	$-0-	$-0-

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of September 30, 2005, the only impaired loan was the $591,000 non-accrual loan, which is collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. . Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $2,367,000 as of September 30, 2005 compared to $1,564,000 as of December 31, 2004.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Month Period Ended	For the Twelve Month Period Ended
(In thousands)	September 30, 2005	December 31, 2004

Balance, beginning of the year	$2,697	$2,425
Addition from merger with BMC	751	—
Provision charged to operations	10	—
Losses charged to the allowance	(56)	(24)
Recoveries on loans previously charged off	121	296

Balance, end of period	$3,523	$2,697

Ratio of non-performing loans to allowance for credit losses	16.8%	N/A
Allowance for credit losses to total loans	1.21%	1.29%

As of September 30, 2005 the balance in the allowance for credit losses was $3,523,000 compared to $2,697,000 as of December 31, 2004. The majority of the increase was the result of incorporating the allowance for credit losses from the merger with BMC into the Bank’s allowance. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $125,104,000 as of September 30, 2005 compared to $107,816,000 as of December 31, 2004. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of September 30, 2005 the allowance was 1.21% of total gross loans compared to 1.29% as of December 31, 2004. During the nine months ended September 30, 2005, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. The allowance for credit losses as a percentage of non-performing loans was 596% as of September 30, 2005.  There were no non-performing loans as of December 31, 2004. Management believes the allowance at September 30, 2005 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $84,520,000 or 25.9% to $410,706,000 as of September 30, 2005 compared to $326,186,000 as of December 31, 2004. Interest bearing deposits increased $65,925,000 or 29.8% to $286,876,000 as of September 30, 2005 compared to $220,951,000 as of December 31, 2004. Non-interest bearing deposits increased $18,595,000 or 17.7% to $123,830,000 as of September 30, 2005 compared to $105,235,000 as of December 31, 2004.   The increase in deposits attributable to the BMC merger is approximately $63,769,000.  The remaining growth is consistent with our strategy to grow our core deposit base and has occurred because of growth in our retail banking offices.  In the merger with BMC we acquired 2 branches located in Oakhurst and Madera, California.  We plan to open an additional branch in the first quarter of 2006 in downtown Fresno, California.

The composition of the deposits and average interest rates paid at September 30, 2005 and December 31, 2004 is summarized in the table below.

(Dollars in thousands)	September 30, 2005	%of Total Deposits	Effective Rate	December 31, 2004	%of Total Deposits	Effective Rate

NOW Accounts	$57,154	13.9%	0.10%	$52,571	16.1%	0.10%
MMDA Accounts	114,190	27.8%	1.23%	89,904	27.5%	0.78%
Time Deposits	89,274	21.7%	2.42%	57,958	17.8%	1.72%
Savings Deposits	26,258	6.4%	0.34%	20,518	6.3%	0.35%
Total Interest-bearing	286,876	69.8%	1.28%	220,951	67.7%	0.85%

Non-interest bearing	123,830	30.2%		105,235	32.3%
Total deposits	$410,706	100.0%		$326,186	100.0%

Short-term borrowings totaled $2,938,000 as of September 30, 2005 compared to $2,000,000 as of December 31, 2004.  Short-term borrowings include $938,000 in principal payments due on the loan with a major bank and $2,000,000 in FHLB advances maturing in the next twelve months. We maintain a line of credit with the FHLB collateralized by commercial loans and government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long term debt, which consisted of FHLB advances and a loan with a major bank, described below, totaled $3,562,000 as of September 30, 2005 compared to $6,500,000 as of December 31, 2004.

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

Capital

Our stockholders’ equity increased to $40,048,000 as of September 30, 2005 compared to $29,606,000 as of December 31, 2004. The increase in stockholders’ equity is a result of net income of $4,376,000 for the nine months ended September 30, 2005 combined with the increase in common stock from the merger with BMC, and proceeds from the exercise of stock options.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31,2004
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$29,962	6.73%	$29,259	8.03%
Minimum regulatory requirement	17,818	4.00%	14,574	4.00%
Central Valley Community Bank	30,685	6.89%	29,913	8.24%
Minimum requirement for “Well-Capitalized” institution	22,259	5.00%	18,155	5.00%
Minimum regulatory requirement	17,807	4.00%	14,524	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	29,962	9.37%	29,259	11.55%
Minimum regulatory requirement	12,791	4.00%	10,137	4.00%
Central Valley Community Bank	30,685	9.60%	29,913	11.83%
Minimum requirement for “Well-Capitalized” institution	19,170	6.00%	15,166	6.00%
Minimum regulatory requirement	12,780	4.00%	10,111	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	33,485	10.47%	31,956	12.61%
Minimum regulatory requirement	25,582	8.00%	20,273	8.00%
Central Valley Community Bank	34,208	10.71%	32,610	12.90%
Minimum requirement for “Well-Capitalized” institution	31,950	10.00%	25,277	10.00%
Minimum regulatory requirement	25,560	8.00%	20,222	8.00%

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Director’s Asset/Liability Committees. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet commitments.

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

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At September 30, 2005 our available borrowing capacity includes approximately $14,100,000 in federal funds lines with our correspondent banks and $3,241,000 in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At September 30, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2005 and December 31, 2004:

Credit Lines	September 30, 2005	Balance at September 30, 2005	December 31, 2004	Balance at December 31,2004

Unsecured Credit Lines (interest rate varies with market)	$14,100,000	$-0-	$10,100,000	$-0-

Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $7,181,000 Market Value of Collateral $7,110,000	$4,000,000	Collateral pledged $9,668,000 Market Value of Collateral $9,822,000	$6,000,000

Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,399,000 Market Value of Collateral $3,317,000	$-0-	Collateral pledged $3,504,000 Market Value of Collateral $3,456,000	$-0-

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 6 – Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 9 – Commitments and Contingencies in the Company’s 2004 Annual Report to Shareholders’ on Form 10-KSB.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of September 30, 2005, 83% of our loan portfolio was tied to adjustable rate indices. The majority of theses adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of September 30, 2005, 80% of our time deposits mature within one year or less.  As of September 30, 2005, $2,000,000 of our long term debt was fixed rate with an average remaining term of 1.4 years and $1,562,000 of long term debt reprices on a quarterly basis.

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

The ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by an increasing interest rate environment and positively impacted by a decreasing interest rate environment. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by an increasing interest rate environment and negatively impacted by a decreasing interest rate environment. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.

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

Approximately 83% of our loan portfolio is tied to adjustable rate indices and  60% of our loan portfolio reprices within 90 days.  As of September 30, 2005, we had 264 loans totaling $53,754,000 with floors ranging from 1% to 8% and ceilings ranging from 9% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2006 under the interest rate shock scenarios stated. The table was prepared as of September 30, 2005, at which time prime interest rate was 6.75%.

	PROJECTED	CHANGE FROM	% CHANGE
CHANGE	NET INTEREST	RATES	FROM RATES
IN RATES	INCOME	UNCHANGED	UNCHANGED
UP 300 bp	$28,063	$4,517	19.18%
UP 200 bp	26,082	2,536	10.77%
UP 100 bp	24,161	614	2.61%
UNCHANGED	23,546	—	—
DOWN 100 bp	22,766	(780)	-3.31%
DOWN 200 bp	21,028	(2,521)	-10.71%
DOWN 300 bp	19,631	(3,916)	-16.63%

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies which might moderate the negative consequences of interest rate deviations. In the model above, the simulation shows that the Company is neutral over the one-year horizon.  If interest rates increase or decline, there will be similar positive and negative impact to net interest income.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None to report.

ITEM 5 OTHER INFORMATION	None to report.

ITEM 6 EXHIBITS

(a) Exhibits

Exhibit No.	Description

3(i)	Amended Articles of Incorporation, as filed with California Secretary of State on October 31, 2005.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp.

Date November 10, 2005	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date November 10, 2005	/s/ G. Graham
Gayle Graham
Chief Financial Officer

EXHIBIT INDEX

3(i)	Amended Articles of Incorporation, as filed with California Secretary of State on October 31, 2005.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002