Form 10-K
period 2005-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2006-03-24
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:  000-31977

CENTRAL VALLEY COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

CALIFORNIA	77-0539125
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 POLLASKY AVE, CLOVIS, CA	93612
(Address of principal executive offices)	(Zip Code)

559-298-1775

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None
[Common Stock, $ par value per share]	[EXCHANGE]

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐                                   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐                                   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                                   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                   Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                   No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56,698,388 based on the average bid and asked price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 22, 2006
[Common Stock, No par value per share]	5,923,540 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document

Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2006 (Proxy Statement)	Part III

TABLE OF CONTENTS

ITEM 1 -	DESCRIPTION OF BUSINESS

ITEM 2 -	DESCRIPTION OF PROPERTY

ITEM 3 -	LEGAL PROCEEDINGS

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 -	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 7-	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 8 -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 10 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 11 -	EXECUTIVE COMPENSATION

ITEM 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 15 -	EXHIBITS

SIGNATURES

ADDITIONAL INFORMATION; INQUIRIES

Under the Securities Exchange Act of 1934, Sections 13 and 15 (d), periodic and current reports much be filed with the SEC.  We electronically file the following reports with the SEC:

•      Form 10-K – Annual Report

•      Form 10-Q  - Quarterly Report

•      Form 8-K  - Report of Unscheduled Material  Events

•      Form DEF 14A – Proxy Statement.

We may file additional forms.  The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed.  Additional shareholder information regarding the Company and our Directors is available on our website: www.cvcb.com.  None of the information on or hyperlinked from our website is incorporated into this Report.

Copies of the annual report on Form 10-K for the year ended December 31, 2005 may be obtained without charge upon written request to Gayle Graham Chief Financial Officer, at the Company’s administrative offices,  600 Pollasky Ave., Clovis, CA  93612.

Inquiries regarding Central Valley Community Bancorp’s accounting, internal controls or auditing concerns should be directed to Steven D. McDonald, chairman of the Board of Directors’ Audit Committee, at steve.mcdonald@cvcb.com or anonymously at www.ethicspoint.com or EthicsPoint, Inc. at 1-866-294-9588.

General inquiries about the Central Valley Community Bancorp or Central Valley Community Bank should be directed to Cathy Ponte, Assistant Corporate Secretary at 1-800-298-1775.

PART I

ITEM 1 -                DESCRIPTION OF BUSINESS

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

At December 31, 2005, we had one banking subsidiary, the Bank. Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California. We serve Fresno County, Madera County, and Sacramento County and their surrounding areas through the Bank. We do not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis. At December 31, 2005, we had consolidated total assets of approximately $483,677,000. See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and  Financial Statements.

During 2004 and 2003, we had  approved stock repurchase plans authorizing the purchase of shares up to a total cost of $500,000, or approximately 2% of our common stock, in each year.  We had no repurchase plan in place for 2005.  As of December 31, 2004 and 2003, the Company repurchased 18,000 and 10,926 shares at a total cost of $213,000 and $81,000, respectively.  On October 20, 2004, the Company announced the suspension of the 2004 stock repurchase plan.

As of March 15, 2006, we had a total of 151 employees and 133 full time equivalent employees, including the employees of the Bank.

After the close of business on December 31, 2004, we completed our merger with Bank of Madera County (“BMC”) and BMC was merged into the Bank.  We believe that the merger allows us to further accommodate a growing customer base in Madera County, provided Bank of Madera County customers with more convenient locations in the Central Valley, as well as offering new advancement and geographic opportunities for the BMC employees.  As a result of the above factors, we believe that the potential for the combined performance exceeded what each entity could accomplish independently and the goodwill in this transaction arose from the synergies associated with the merger.  The acquisition was part our long-term strategy to increase our presence from Sacramento to Bakersfield along the Highway 99 corridor and the surrounding foothills.

As of the date of acquisition, BMC had total assets of $68,080,000, comprised of $2,842,000 in cash and due from banks, $19,250,000 in Federal funds sold, $45,028,000 in loans (net of allowance for credit losses of $751,000), $390,000 in premises and equipment and $570,000 in other assets.  Total liabilities acquired amounted to $64,208,000, including $63,769,000 in deposits. The accompanying audited Consolidated Financial Statements included in Item 8 of this Annual Report include the accounts of BMC since January 1, 2005.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.  The Bank is not a member of the Federal Reserve System.

The Bank operates ten full-service banking offices in Clovis, Fresno, Kerman, Madera, Oakhurst, Sacramento, and Prather, California. The Oakhurst and Madera branches were added through the BMC merger.  One of the offices is in a Save Mart Supermarket and offers extended banking hours, including Saturday hours, for the convenience of the Bank’s customers.  The Bank established a Real Estate Division in 1995 in a freestanding facility in downtown Clovis. All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings. All types of permanent single family residential loans are also offered.  According to the June 30, 2005 FDIC data, the six (6) branches in Fresno County (Clovis, Fresno, Kerman, and Prather branches) have a 5.0% combined deposit market share of all banks and 4.0% of all depositories including credit unions, thrifts, and savings banks.

During 2005, the Bank relocated its Herndon – Clovis office which is located within a Save Mart supermarket, to a new Save Mart  supermarket location on the same thoroughfare approximately 1 mile to the East.   The Bank also opened  its new branch office in downtown Fresno on February 13, 2006.

The Bank anticipates additional branch openings to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

The Bank anticipates establishing an interest in Central Valley Community Insurance Services, LLC (“Insurance Services”) in 2006.  The purpose of this new entity is to market insurance products and services primarily to business customers in the area of employee benefit plans.

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

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2005, we had total loans of $302,394,000.  Total commercial and industrial loans outstanding were $83,138,000; total agricultural loans outstanding were $17,547,000, total real estate construction, land development and other land loans outstanding were $46,523,000; total other real estate loans outstanding were $124,043,000, total equity lines of credit were $23,604,000 and total consumer installment loans outstanding were $7,539,000. We accept real estate, listed and unlisted securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2005 approximately 64.2% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 27.5% consisted of commercial loans.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. In addition, our business activities currently are mainly concentrated in Fresno County, California. Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on our business.

In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday – Thursday	Friday	Saturday

Clovis Main	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 6:00 p.m.	None

Clovis Main Drive Up	8:00 a.m. to 5:30 p.m.	8:00 a.m. to 6:00 p.m.	None

Foothill	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.

Herndon & Fowler	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 5:00 p.m.

Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.

Kerman	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None

River Park	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.

River Park Drive Up	9:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.

Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None

Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None

Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None

Fresno Downtown	9:00 a.m. to 4:00 p.m Walkup window 8:00 a.m. to 9:00 a.m	9:00 a.m. to 5:00 p.m.	None

Automated teller machines operate at 10 branch locations and 2 non-branch location 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento office.  Our Real Estate and Small Business Administration (“SBA”) Departments maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available at customer request.

To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.

In Fresno and Madera Counties, in addition to our ten branch locations, serving the Bank’s primary service areas, as of December 31, 2005 there were 105 operating banking offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California, of which  80 were offices of regional and major chain banking systems and 25 were offices of other community banks. Prather does not contain any banking offices other than our office. Additionally, our primary service area contains 31 thrift offices. and credit unions.  Business activity in our primary service area is oriented towards light industry, small business and agriculture.   The June 2005 FDIC Summary of Deposits report indicated the Company had 4.0% of the total deposits held by all depositories in Fresno County and 5.6% in Madera County.

In Sacramento County, in addition to our one branch, as of December 31, 2005 there were 275 operating banking offices in our primary service area of which 213 were offices of regional and major chain banking systems and 37 were offices of other community banks.  The Sacramento service area contains 25 thrift offices.

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Major banks offer certain services such as international banking and trust services which are not offered directly but which usually can be offered indirectly through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do. Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2005, the Bank’s legal loan limits to individual customers were $5,375,000 for unsecured loans and $8,958,000 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits.  Banks also compete with money market funds and other money market instruments, which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software.  Competition for deposit and loan products remains strong, from both banking and non-banking firms, and affects the rates of those products as well as the terms on which they are offered to customers.

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

Mergers between financial institutions have placed additional pressure on banks to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. Such laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. The competitive environment also is significantly impacted by federal and state legislation, which may make it easier for non-bank financial institutions to compete with us.

Statistical Disclosure

The information in the tables set out below should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this annual report.

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2005, 2004 and 2003 and an analysis of interest rates and the interest rate differential for the years then ended. Table B sets forth the changes in interest income and interest expense in 2005 and 2004 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value of investment securities at December 31, 2005, 2004 and 2003 and the book value, maturities and weighted average yield of investment securities at December 31, 2005 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2005, 2004, 2003, 2002, and 2001,  is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2005 are summarized in Table E.

Table F shows the composition of non-accrual, past due and restructured loans at December 31, 2005, 2004, 2003, 2002, and 2001. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on non-accrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2005, 2004, and 2003.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2005.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2005, 2004, and 2003. The average balances reflect daily averages except non-accrual loans, which were computed using quarterly averages.

	2005			2004			2003
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$2,136	$59	2.76%	$2,192	$37	1.69%	$500	$11	2.20%
Securities:
Taxable securities	86,857	3,002	3.46%	77,734	2,462	3.17%	67,238	1,981	2.95%
Non-taxable securities(1)	25,096	1,806	7.20%	18,833	1,271	6.75%	15,842	1,142	7.21%
Total investment securities	111,953	4,808	4.29%	96,567	3,733	3.87%	83,080	3,123	3.76%
Federal funds sold	21,590	702	3.25%	16,310	234	1.43%	17,642	185	1.05%
Total	135,679	5,569	4.10%	115,069	4,004	3.48%	101,222	3,319	3.28%
Loans (2)(3)	276,957	21,115	7.63%	195,187	13,227	6.78%	174,057	12,039	6.92%
Federal Home Loan Bank stock	1,621	68	4.19%	1,200	41	3.42%	567	28	4.94%
Total interest-earning assets (1)	414,257	$26,752	6.46%	311,456	$17,272	5.55%	275,846	$15,386	5.58%
Allowance for credit losses	(3,507)			(2,565)			(2,398)
Non-accrual loans	898			36			651
Cash and due from banks	19,365			23,567			18,364
Bank premises and equipment	3,004			2,863			3,082
Other non-earning assets	21,663			10,860			10,839
Total average assets	$455,680			$346,217			$306,384

	2005			2004			2003
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Savings and NOW accounts	$83,781	$149	0.18%	$67,099	$118	0.18%	$57,282	$115	0.20%
Money market accounts (MMA)	111,519	1,500	1.35%	84,178	660	0.78%	72,720	659	0.91%
Time certificates of deposit, under $100,000	50,841	1,017	2.00%	37,082	550	1.48%	36,554	710	1.94%
Time certificates of deposit, $100,000 and over	36,872	1,220	3.31%	21,884	465	2.12%	24,239	520	2.15%
Total interest-bearing deposits	283,013	3,886	1.37%	210,243	1,793	0.85%	190,795	2,004	1.05%
Other borrowed funds	6,725	253	3.76%	7,311	185	2.53%	8,230	286	3.48%
Federal funds purchased	—	—	—	2	—	—	—	—	—
Total interest-bearing liabilities	289,738	$4,139	1.43%	217,556	$1,978	0.91%	199,025	$2,290	1.15%
Non-interest bearing demand deposits	124,175			97,210			79,364
Other liabilities	3,076			3,248			2,511
Shareholders’ equity	38,691			28,203			25,484
Total average liabilities and shareholders’ equity	$455,680			$346,217			$306,384
Interest income and rate earned on average earning assets (1)		$26,752	6.46%		$17,272	5.55%		$15,386	5.58%
Interest expense and interest cost related to average interest-bearing liabilities		4,139	1.43%		1,978	0.91%		2,290	1.15%
Net interest income and net interest margin(4)		$22,613	5.46%		$15,294	4.91%		$13,096	4.75%

(1)           Computed on a tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling  $614, $432, and $388  in 2005, 2004 and 2003, respectively.

(2)           Loan interest income includes loan fees of  $961 in 2005; $808 in 2004; and $721 in 2003.

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

	Year Ended December 31
	2005 Compared to 2004			2004 Compared to 2003
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(1)	$23	$22	$28	$(2)	$26
Investment securities:
Taxable	304	236	540	325	156	481
Non-taxable (1)	446	89	535	195	(66)	129
Total investment securities	750	325	1,075	520	90	610
Federal funds sold	95	373	468	(13)	62	49
Loans	6,009	1,879	7,888	1,384	(196)	1,188
FHLB Stock	16	11	27	18	(5)	13
Total earning assets(1)	6,869	2,611	9,480	1,937	(51)	1,886
Interest expense:
Deposits:
Savings, NOW and MMA	272	599	871	20	(16)	4
Certificates of deposit under $100,000	241	226	467	10	(170)	(160)
Certificates of deposit $100,000 and over	416	339	755	(50)	(5)	(55)
Total interest-bearing deposits	929	1,164	2,093	(20)	(191)	(211)
Other borrowed funds	(13)	81	68	(30)	(71)	(101)
Total interest bearing liabilities	916	1,245	2,161	(50)	(262)	(312)
Net interest income (1)	$5,953	$1,366	$7,319	$1,987	$211	$2,198

(1)  Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2005, 2004, and 2003 is set forth in the following table. At December 31, 2005, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available for Sale	Book Value at December 31
(In thousands)	2005	2004	2003
U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$23,314	$22,492	$11,123
Mortgage-backed securities	31,036	52,292	55,490
Obligations of states and political subdivisions	48,479	19,993	19,947
Other securities	3,608	3,644	7,632
Total Available-for-Sale Securities	$106,437	$98,421	$94,192

The book value, maturities and weighted average yield of investment securities at December 31, 2005 are summarized in the following table.

(Dollars in Thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available for Sale	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Obligations of other U.S. Government agencies and corporations	$997	2.38%	$22,317	4.02%	—	—			$23,314	3.95%

Mortgage-backed securities	—	—	222	4.50%	$10,646	5.52%	$37,611	5.85%	48,479	5.77%

Obligations of states & political subdivisions	—	—	4,030	4.44%	12,705	4.71%	14,301	3.26%	31,036	4.01%

Other securities	3,608	2.13%	—	—	—	—	—	—	3,608	2.38%

Total Available for Sale	$4,605	2.97%	$26,569	4.09%	$23,351	5.08%	$51,912	5.14%	$106,437	4.74%

(1)  Not computed on a tax equivalent basis.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2005, 2004, 2003, 2002, and 2001 is summarized in the table below.

(In thousands)	2005	2004	2003	2002	2001
Commercial and industrial	$82,978	$57,669	$55,506	$47,790	$51,718
Real estate
Construction, land development & other land loans	46,523	35,364	25,232	20,379	27,462
Other	124,043	75,424	77,468	72,252	38,301
Equity lines of credit	23,604	18,714	12,565	6,086	3,557
Loans to finance agricultural production or other loans to farmers	17,547	15,946	10,714	3,285	1,159
Installment loans to individuals for household, family and other personal expenditures	7,539	6,420	5,117	5,581	5,517
Leases				3,828	5,656
Other	160	240	320	13	302
Subtotal	302,394	209,777	186,922	159,214	133,672
Deferred loan fees, net	(592)	(498)	(648)	(488)	(401)
Subtotal	301,802	209,279	186,274	158,726	133,271
Allowance for credit losses	(3,339)	(2,697)	(2,425)	(2,433)	(2,474)
Total (1)	$298,463	$206,582	$183,849	$156,293	$130,797

(1)Includes non-accrual loans of:

2005	2004	2003	2002	2001
$616	—	$634	$466	$1,109

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2005.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Real estate construction	$44,535	$1,988	$0	$46,523
Other real estate	71,019	63,924	12,704	147,647
Commercial, agricultural and other	83,995	14,551	2,139	100,685
Installment	4,790	1,639	1,110	7,539
	$204,339	$82,102	$15,953	$302,394
Sensitivity to Changes in Interest Rates:
Loans with Fixed Interest Rates		$24,684	$13,527	$38,211
Loans with Floating Interest Rates		57,418	2,426	59,844
Total		$82,102	$15,953	$98,055

Table F

COMPOSITION OF NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of non-accrual, restructured and past due loans at December 31, 2005, 2004, 2003, 2002, and 2001 is set forth below:

	December 31
(Dollars in thousands)	2005	2004	2003	2002	2001
Non-accrual	$616	$-0-	$634	$466	$1,109
Accruing loans past due 90 days or more	-0-	-0-	-0-	-0-	-0-
Restructured loans	-0-	-0-	-0-	615	627
	$616	$-0-	$634	$1,081	$1,736

Non-accrual loans to total loans	0.2%	0.0%	0.3%	0.3%	0.8%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from non-accrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on non-accrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is ninety days or more past due. Loans in the non-accrual category are treated as non-accrual loans even though we may ultimately recover all or a portion of the interest due. These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured. There were $616,000 in  loans on non-accrual at December 31, 2005.  See Note 4 of Company’s audited Consolidated Financial Statements in  Item 8 of this Annual Report.

At December 31, 2005 interest foregone on nonaccrual loans totaled $76,000 for the year then ended.  There were no loans on nonaccrual at December 31, 2004 or interest foregone on nonaccrual loans for the year then ended.  Interest foregone on nonaccrual loans totaled $27,000 for the year ended December 31, 2003.

In 2002 and 2001, we had one (1) restructured loan in the principal amount of $615,000 and $627,000, respectively.  At December 31, 2005, 2004 and 2003 the Company had no restructured loans.  See Note 4 of the Company’s audited Consolidated Financial Statements in  Item 8 of this Annual Report concerning our recorded investment in loans for which an impairment has been recognized. Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination. Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

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

As of December 31, 2005, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

(Dollars in Thousands)	2005	2004	2003	2002	2001
Loans outstanding at December 31,	$302,394	$209,777	$186,922	$159,214	$133,672
Average loans outstanding during period	$277,855	$195,223	$174,708	$148,654	$112,534
Allowance for credit losses:
Balance at beginning of year	$2,697	$2,425	$2,433	$2,474	$2,047
Deduct loans charged-off:
Commercial and industrial	(702)	0-	(172)	(289)	(342)
Real estate – construction	-0-	-0-	-0-	-0-	-0-
Real estate – other	-0-	-0-	-0-	-0-	-0-
Loans to finance agricultural and other loans to farmers	-0-	-0-	-0-	-0-	-0-
Loans to individuals for household, family and other personal expenditures	(85)	(24)	(45)	(63)	(49)
Other	-0-	-0-	-0-	-0-	-0-
Total loans charged-off	(787)	(24)	(217)	(352)	(391)
Add recoveries of loans charged off:
Commercial and industrial	10	273	167	275	122
Real estate – construction	-0-	-0-	-0-	-0-	-0-
Real estate – other	25	-0-	9	-0-	37
Loans to finance agricultural and other loans to farmers	-0-	-0-	-0-	-0-	9
Loans to individuals for household, family and other personal expenditures	48	23	33	36	28
Other	85	-0-	-0-	-0-	-0-
Total recoveries	168	296	209	311	196
Net (charge-offs)recoveries	(619)	272	(8)	(41)	(195)
Allowance acquired in merger of Bank of Madera County	751	-0-	-0-	-0-	-0-
Add provision charged to operating expense	510	-0-	-0-	-0-	622
Balance at end of year	$3,339	$2,697	$2,425	$2,433	$2,474
Allowance for credit losses as a percentage of outstanding loan balance	1.11%	1.29%	1.30%	1.53%	1.85%
Net (charge-offs) recoveries to average loans outstanding	(0.22)%	0.14%	(0.01)%	(0.03)%	(0.17)%

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our losses.  Our management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The allowance for credit losses is reviewed at least quarterly by the Bank’s and our Board of Directors’ Audit/Compliance Committee and by the Bank’s and our Board of Directors. Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors. We have adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure. Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety. Additions may be required based on the results of  independent loan portfolio examinations,  regulatory agency examinations, or our own internal review process. Additions are also required when, in our management’s judgment, the reserve does not properly reflect the potential loss exposure.

For 2005, we added $510,000 to the allowance for credit losses.  The main reason for the provision was two commercial loans that were charged off in the fourth quarter.  The loans were to related borrowers whose business suffered a major event in the fourth quarter which affected their ability to continue their business. We made no additions to the allowance for credit losses in 2004, 2003 and 2002 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged-off loans.

The provision for credit losses was $622,000 in 2001.  The 2001 provision primarily related to the an increase in non-accrual loans, which totaled $1,109,000 at December 31, 2001 as well as a 30.9% increase in loan volume during 2001.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2005		2004		2003		2002		2001
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$1,325	27.5%	$786	27.5%	$717	28.8%	$985	41.9%	$1,345	35.1%

Real estate construction, land development and other land loans	378	15.4%	197	16.9%	249	13.6%	85	13.8%	141	32.3%

Real estate - other	1,138	41.0%	898	35.9%	777	48.5%	1,039	36.3%	370	23.8%

Equity lines of credit	175	7.8%	136	8.9%	—	—	—	—	—

Loans to finance agricultural and other loans to farmers	198	2.5%	151	7.6%	540	5.8%	159	2.5%	380	0.9%

Loans to individuals for household, family and other personal expenditures and other loans	120	5.8%	178	3.1%	85	2.3%	58	3.0%	62	3.6%

Lease contracts	—	—	—	—	3	0.9%	—	2.3%	—	4.1%

Other	1	0.0%	51	0.1%	47	0.2%	40	0.2%	—	0.2%

Non-specific reserve	4		300		7		67		176
	$3,339		$2,697		$2,425		$2,433		$2,474

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time

Table H

DEPOSITS

We have no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2005, 2004, and 2003.

	2005		2004		2003
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings, money market and NOW accounts	$195,300	0.84%	$151,277	0.51%	$130,002	0.60%

Time certificates of deposit	$87,713	2.55%	$58,966	1.72%	$60,793	2.02%

Non-interest bearing demand	$124,175	N/A	$97,210	N/A	$79,364	N/A

Total deposits	$407,188		$307,453		$270,159

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2005.

(In Thousands)
Three months or less	$14,571
Over 3 months through 6 months	16,397
Over 6 through 12 months	8,350
Over 12 months	9,352
$48,670

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003

Net Income:
To average assets	1.33%	1.07%	1.10%
To average shareholders’ equity	15.63%	13.10%	13.23%
Dividends declared per share to net income per share	N/A	7.87%	8.40%
Average shareholders’ equity to average assets	8.49%	8.15%	8.32%

SUPERVISION AND REGULATION

GENERAL

The banking and financial services businesses in which we engage are highly regulated. Such regulation is intended, among other things, to protect depositors whose deposits are insured by the FDIC and the banking system as a whole. The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors, also influence the commercial banking business. The Board of Governors implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board of Governors in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly such actions may also affect the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

The laws, regulations, and policies affecting financial services businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. Changes in the laws, regulations or policies that affect us cannot necessarily be predicted, but they may have a material effect on our business and earnings.

BANK HOLDING COMPANY REGULATION

The Company, as a bank holding company, is subject to regulation under the BHC Act, and is subject to the supervision and examination of the Board of Governors. Pursuant to the BHC Act, we are required to obtain the prior approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

Under the BHC Act, we may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident to banking. We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Board of Governors determines that the activity is so closely related to banking to be a proper incident to banking. The Board of Governors’ approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

The BHC Act and regulations of the Board of Governors also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

Our earnings and activities are affected by legislation, by actions of regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which both the Company and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to its shareholders. It is the policy of the Board of Governors that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

We are also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we and our subsidiaries are subject to examination by the Department of Financial Institutions (“DFI”).

Further, we are required by the Board of Governors to maintain certain capital levels. See “Capital Standards.”

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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code. At December 31, 2005, we had no outstanding shares of preferred stock.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2005 follow:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.00%	10.00%	10.45%	10.24%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.48%	9.26%
Tier 1 leverage capital ratio	4.00%	5.00%	7.00%	6.84%

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

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  The Bank was last examined for CRA compliance by its primary regulator, the FDIC, as of  March 2001.

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

The California Financial Information Privacy Act, which was enacted in 2003, requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. The Act allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from each such consumer be acquired by a financial institution prior to sharing such information.

The FACT Act, (Fair and Accurate Credit Transaction Act) became law in 2003, effectively extending and amending provisions of the Fair Credit Reporting Act (FCRA). The FACT Act created many new responsibilities for consumer reporting agencies and users of consumer reports. It contains many new consumer disclosre requirements as well as provisions to address identity theft. .

CHECK 21 ACT

On December 22, 2003, the Board of Governors  amended Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (Check 21 Act). The Check 21 Act became effective on October 28, 2004.

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

The Bank has been imaging its customers’ checks since 2000. Check 21 Act has had  limited impact on the Bank.

Recent Accounting Pronouncements

Other-Than-Temporary Impairment

In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

Share-Based Payments

In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the compensation expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has elected to use the modified prospective method and has completed its evaluation of the effect of FAS 123 (R), and does not expect it to have a material impact on its financial position or results of operations.

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. FAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Other

Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the Board of Governors, FDIC and the DFI may affect our business. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon our business.

ITEM 1A -             RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Our Future Results

Our profitability depends significantly on economic conditions.

Our success depends primarily on the general economic conditions of the Central Valley and California. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the market areas in which we operate. The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, such as inflation, recession, acts of terrorism, an outbreak of hostilities, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect our results of operations and financial condition.

We rely on the small to medium sized business market.

Our business development and marketing strategy primarily targets the banking and financial needs of small to medium sized  businesses with non-complex credit needs. These businesses are diverse and not dependent upon one industry and represent a major sector of the Central Valley economies. If general economic conditions negatively impact this economic sector in the Central Valley in which we operate, our results of operations and financial condition will be significantly affected.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant credit losses that could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the size of the allowance, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Significant additions to our allowance would materially decrease our net income.

In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those we make. Any increase in our allowance or charge-offs as required by these regulatory agencies could have a negative affect on us.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between interest earned on loans and securities and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will work against us, and our earnings may be negatively affected.

We are unable to predict fluctuations of market interest rates, which are affected by the following factors:

•      inflation;

•      recession;

•      a rise in unemployment;

•      tightening money supply;

•      international disorder; and

•      instability in domestic and foreign financial markets.

Our asset/liability management strategy, which is designed to address the risk from changes in market interest rates and the shape of the yield curve, may not prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Competition with other financial institutions could adversely affect our profitability.

We face vigorous competition from banks and other financial institutions, including savings institutions, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition. Additionally, we face competition primarily from other banks in attracting, developing and retaining qualified banking professionals.

We may not be able to maintain our historical growth rate which may adversely impact our results of operations and financial condition.

We have initiated internal growth programs, completed various acquisitions and opened additional offices in the past few years. We may not be able to sustain our historical rate of growth or may not even be able to grow at all. We may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new branch offices. Further, our inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition.

We may be unable to complete acquisitions, and once complete, may not be able to integrate our acquisitions successfully.

Our growth strategy includes our desire to acquire other financial institutions. We may not be able to complete any future acquisitions and, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities we acquire. We may not realize expected cost savings or make revenue enhancements. Following each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities. In particular, we may be required to install and standardize adequate operational and control systems, deploy or modify equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel. Our failure to successfully integrate the entities we acquire into our existing operations may adversely affect our financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on us.

ITEM 2 -                DESCRIPTION OF PROPERTY.

The following chart sets out the properties owned and leased by us. Properties owned by the Bank are held without loans or encumbrances. All of the property described as leased is leased directly from independent parties. Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company.

	OWNED	LEASED	TOTAL
FULL SERVICE OFFICES
Main Office 600 Pollasky Avenue, Clovis, CA	1		1
Foothill Office, Prather, CA	1		1
Kerman Office, Kerman, CA		1	1
River Park Office, Northeast Fresno, CA		1	1
Fig Garden Office, Northwest Fresno, CA		1	1
Supermarket Office, Clovis, CA		1	1
Sacramento Private Banking, Gold River, CA		1	1
Madera Office, Madera, CA		1	1
Oakhurst Office, Oakhurst, CA		1	1
Fresno Downtown, Fresno, CA (Expected opening February 2006)		1	1
OTHER FACILITIES:
Accounting and Information Services Department 536 Woodworth, Clovis, CA	1		1
Real Estate Department and Loan Servicing 795 Pollasky Avenue, Clovis, CA		1	1
Credit Administration 630 Pollasky Avenue, Clovis, CA		1	1
Executive Administration Office 642 Pollasky Avenue, Clovis, CA		1	1
SBA Department 624 Pollasky Avenue, Clovis CA		1	1
Compliance Department/Training Room, 634 Pollasky Ave, Clovis		1	1
Total	3	13	16

ITEM 3 -                LEGAL PROCEEDINGS.

Neither the Company nor the Bank is a party to, nor are any of their properties the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to the Company’s and the Bank’s businesses, nor are any of such proceedings known to be contemplated by government authority.

None of our directors, officers, affiliates, more than 5% shareholder or any associates of these persons is a party adverse to the Company or the Bank or has a material interest adverse to the Company or the Bank in any material legal proceeding.

ITEM 4 -                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our shareholders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5 -                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed for trading on the Nasdaq SmallCap Market under the ticket symbol CVCY. As of February 28, 2006, we had approximately 390 shareholders of record.

The following table shows the high and low bid prices for the common stock for each quarter as reported by NASDAQ. The prices have been adjusted to reflect a two-for-one stock split on October 31, 2005.

	Common Stock Prices
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	2005	2005	2005	2005	2004	2004	2004	2004
High	$13.12	$16.36	$14.98	$16.00	$13.50	$12.50	$15.00	$13.43
Low	$11.25	$11.06	$11.00	$13.95	$10.25	$11.50	$11.00	$11.38

On October 31, 2005, we affected a two-for-one stock split. We paid $0.05 per share cash dividends in 2004 and 2003. As a result of the borrowing from a major bank, during the time the borrowing remains outstanding, which is expected to be until approximately 2007, we do not anticipate paying dividends to our shareholders. The Bank does not anticipate paying any dividends to the Company except for dividends that are necessary to meet the ordinary and usual operating expenses of the Company provided that the Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. See Note 8 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

Equity Compensation Plan Information

The following chart sets forth information for the year ended December 31, 2005, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,085,290	$5.97	538,426
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,085,290	$5.97	538,426

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	(in thousands, except per share amounts)
Statements of Income	2005	2004	2003	2002	2001
Total interest income	$26,070	$16,799	$14,970	$14,536	$14,577
Total interest expense	4,139	1,978	2,290	2,728	4,138
Net interest income before provision for credit losses	21,931	14,821	12,680	11,808	10,439
Provision for credit losses	510	—	—	—	623
Net interest income after provision for credit losses	21,421	14,821	12,680	11,808	9,816
Non-interest income	3,760	3,937	4,546	4,212	4,692
	25,181	18,758	17,226	16,020	14,508
Non-interest expense	15,793	13,119	12,355	11,988	10,855
Income before provision for income taxes	9,388	5,639	4,871	4,032	3,653
Provision for income taxes	3,344	1,944	1,499	1,248	1,275

Net income	$6,044	$3,695	$3,372	$2,784	$2,378

Basic earnings per share	$1.03	$0.71	$0.65	$0.54	$0.46
Diluted earnings per share	$0.94	$0.64	$0.60	$0.51	$0.45
Cash dividends declared per common share	$—	$0.05	$0.05	$0.03	$—

	December 31,
	(in thousands)
Balances at end of year:	2005	2004	2003	2002	2001
Investment securities, Federal funds sold and deposits in other banks	$136,340	$127,895	$107,300	$95,901	$64,746
Net loans	298,463	206,582	183,849	156,293	130,797
Total deposits	430,989	326,186	290,565	246,337	192,132
Total assets	483,677	368,147	327,930	283,006	219,067
Shareholders’ equity	41,523	29,606	26,720	24,099	20,828
Earning assets	440,646	338,032	292,494	251,895	196,374

Average balances:
Investment securities, Federal funds sold and deposits in other banks	$135,679	$115,069	$101,222	$74,111	$70,326
Net loans	274,348	192,658	172,310	146,264	110,293
Total deposits	407,188	307,453	270,159	212,629	183,189
Total assets	455,680	346,217	306,384	248,948	206,522
Shareholders’ equity	38,691	28,203	25,484	22,604	20,181
Earning assets	414,257	311,456	275,846	222,067	182,418

Data for 2005 reflect the impact of the merger with Bank of Madera County.

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements, including the Notes thereto, in Item 8 of this Annual Report.

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

When the Company uses in this Annual Report on Form 10-K the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

During 2005, the Company focused on assuring competitive products and services to our clients were made available while adjusting to the many new laws and regulations that affect the banking industry. The Bank opened a full service retail office in the Fresno downtown area on February 13, 2006.

After the close of business on December 31, 2004, the Company completed the merger with Bank of Madera County (BMC). The Madera and Oakhurst branches of BMC were merged into the Bank bringing the total number of branches to nine. For details of the merger, refer to Note 2 to the Company’s audited Consolidated Financial Statements in Item 8 of the Annual Report.

ECONOMIC CONDITIONS

Fresno County’s economy has been relatively stable for the past three to four years; however, some minor evidence of a slow down has been evident in the fourth quarter of 2005. Most industries in the County are either stable or contracting very modestly. Fresno County’s double-digit unemployment is one of the highest rates in California and the nation; however in the fourth quarter of 2005, the County reported single digit unemployment for  the first time in many years. This high level is a hindrance to strong growth in the County. Agriculture and agricultural related businesses remain a critical part of the County’s economy. The County’s agricultural production is widely diversified producing cotton, nuts, vegetables, fruit, cattle, and dairy products. Due to low land costs, relative to the rest of the state, Fresno’s economy has been significantly affected by the real estate construction segment in the past 5 years. Several new and planned developments in the foothill area of the County may assist the industry in maintaining its growth. However, there are indications of a slowing in the housing market; residential permits have been declining in 2005.

Fresno County also offers lower living costs compared with metropolitan areas to the North and South of the County. Fresno County’s home appreciation has averaged 20% annually over the past four years. While affordability has declined as a result, the area is still considered more affordable than other places in California. Residential construction, while slowing somewhat, still appears to be strong. The local economy benefited from growth in housing and construction fueled by record low long-term interest rates, demand for new housing and refinance activity

STOCK SPLIT

On September 21, 2005 the Company’s Board of Directors approved a two-for-one stock split for shareholders of record at the close of business on October 5, 2005 and effective on October 31, 2005. All share and per share data in the consolidated financial statements and the following management’s discussion and analysis have been retroactively restated to give effect to the stock split.

OVERVIEW

We are extremely pleased to report that both our 2005 operations and the completed merger, which included the data system conversion of Bank of Madera County (BMC), were accretive to our diluted earnings per share (EPS). Diluted EPS for the year ended December 31, 2005 was $0.94 compared to $0.64 and $0.60 for years ended December 31, 2004 and 2003. The increase in EPS from 2004 to 2005 was generated even after the 8% dilutive impact of the additional 522,106 shares of common stock issued as a result of the BMC merger. Net income for 2005 was $6,044,000 compared to $3,695,000 and $3,372,000 for the same period in 2004 and 2003, respectively. In 2005, the $6,044,000 in earnings included a gain of $92,000 from the sale of securities compared to $483,000 and $506,000 in 2004 and 2003, respectively. Additionally, we increased the provision for credit loss to $510,000 in 2005 compared to none in 2004 and 2003. Further discussion of operations and the effects of the merger are discussed below

Return on average equity for 2005 was 15.63% compared to 13.10% and 13.23% for the same periods of 2004 and 2003, respectively. Goodwill and core deposit intangible, resulting from the BMC merger, at December 31, 2005 was $8,955,000 and $1,286,000, respectively. The Company did not have any goodwill or intangibles at December 31, 2004. Total equity was $41,523,000 at December 31, 2005 compared to $29,606,000 at December 31, 2004.

Total loans continued to grow at a double digit pace in 2005. Average total loans increased $82,632,000 or 42.3% in 2005 compared to 2004 of which $45,779,000 can be attributed to the BMC merger. Asset quality continues to be strong. However in 2005, we recorded a provision for credit losses for the first time in three years. The Company had two (2) non-accrual loans at December 31, 2005 totaling $616,000 compared to none at December 31, 2004. In December 2005, we charged off two loans totaling $688,000. Net charge-offs for 2005 were $619,000 compared to net recoveries of $272,000 in 2004 and net charge-offs of $8,000 in 2003; refer to “Asset Quality” below for further information. We had no other real estate owned at December 31, 2005 and 2004.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•      Return to our stockholders;

•      Return on average assets;

•      Development of core revenue streams, including net interest income and non-interest income;

•      Asset quality;

•      Asset growth; and

•      Operating efficiency.

Return to Our Stockholders.

Our return to our stockholders is measured in the form of return on average equity (“ROE”). Our net income for December 31, 2005 increased  $2,349,000 compared to increases of $323,000 and $588,000 for 2004 and 2003, respectively. Net income increased mainly due to an increase in net interest income provided by the increase in interest rates and the additional loan volume from the BMC merger and our own organic growth. This increase was partially offset by an increase in interest expenses, addition to the provision for credit losses, operating expenses and a decrease in non-interest income. Basic EPS increased to $1.03 for the year ended 2005 compared to $0.71 and $0.65 for years ended 2004 and 2003, respectively. Diluted EPS increased to $0.94 for the year ended 2005 compared to $0.64 and $0.60 for years ended 2004 and 2003, respectively. The increase in EPS was due primarily to the increase in net income, partially offset by the increase in average shares outstanding as a result of the merger and the exercise of stock options. Our ROE was 15.63% for the year ended 2005 compared to 13.10% and 13.23% for the years ended 2004 and 2003, respectively. The increase in ROE is due to the increase in income partially offset by the increase in average equity outstanding, as a result of the BMC merger.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the year ended 2005 increased to 1.33% compared to 1.07% and 1.10% for the years ended December 31, 2004 and 2003. The 2005 increase in ROA is due to the increase in net income relative to our increase in average assets. ROA for our peer group was 1.47% at September 30, 2005. Peer group from SNL Financial data includes all holding companies in California with assets from $300M to $500M and not subchapter S.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of the merger, loan generation and retention and improved net interest margin by focusing on core deposit growth and managing the cost of funds. As a result, our net interest income before provision for credit losses increased $7,110,000 or 48.0% to $21,931,000 for the year ended 2005 compared to $14,821,000 and $12,680,000 for the years ended 2004 and 2003, respectively. Our net interest margin has also improved 55 basis points to 5.46% for the year ended 2005 compared to 4.91% and 4.75% for the years ended 2004 and 2003, respectively.

Our non-interest income is generally made up of service charges and fees on deposit accounts and fee income from loan placements and gain on sale from investment securities. Non-interest income in 2005 decreased $177,000 or 4.5% to $3,760,000 compared to $3,937,000 and $4,546,000 in 2004 and 2003, respectively. Non-interest income in 2005 included gains from the sale of investments of $92,000 compared to $483,000 in 2004 and $506,000 in 2003. Additionally, in 2004 and 2003, the Company recorded income from equipment leased to others for which it recognized income of $38,000 and $485,000, respectively. The Company exited that activity in 2004. Customer service charges increased slightly to $2,414,000 in 2005 compared to $2,340,000 and $2,215,000 in 2004 and 2003, respectively, mainly due to an increase in the number of transaction accounts. Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. Non-performing loans totaled $616,000 as of December 31, 2005 compared to none as of December 31, 2004 and $634,000 as of December 31, 2003. Two (2) loans comprised the $616,000 in non-performing loans, and as of December 31, 2005, both loans were on nonaccrual. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods. In December 2005, we charged off two (2) commercial loans in which the company had suffered a fire in one of their facilities. The event had a material impact on the operations of the company, which has subsequently filed for Chapter 7 protection. Recovery potential on these two loans is uncertain. As a result of the charge-off, we also increased our provision for credit losses to $510,000 for 2005 compared to no provision in 2004 and 2003. Non-performing loans as a percentage of gross loans were 0.2% as of December 31, 2005 compared to none at December 31, 2004 and 0.3% at December 31, 2003. The Company did not have any other real estate owned at December 31, 2005, 2004 or 2003.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth. Total assets increased 31.4% during 2005 to $483,677,000 as of December 31, 2005 from $368,147,000 as of December 31, 2004. Total gross loans increased 44.2% to $301,802,000 as of December 31, 2005, compared to $209,279,000 at December 31, 2004. Total investment securities increased 6.7% to $105,592,000 as of December 31, 2005 compared to $98,983,000 as of December 31, 2004 as deposit growth exceeded loan growth. Total deposits increased 32.1% to $430,989,000 as of December 31, 2005 compared to $326,186,000 as of December 31, 2004. We continue to under perform in our loan to deposit ratio compared to our peers. Our loan to deposit ratio at December 31, 2005 was 70.0% compared to 64.2% at December 31, 2004. The loan to deposit ratio of our peers was 89.6% at September 30, 2005.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. The Bank’s efficiency ratio (non-interest expenses divided by net interest income plus non-interest income, excluding realized gain on sale of securities) improved to 58.7% for 2005 compared to 69.2% for 2004 and 72.6% at 2003. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. The Bank’s net interest income before provision for credit losses plus non-interest income increased 40.9% to $25,753,000 in 2005 compared to $18,273,000 in 2004 and $16,678,000 in 2003, while operating expenses increased 19.5% in 2005 and 4.6% in 2004 and 3.7% in 2003. The increase in operating expenses in 2005 can be partially attributed to the merger.

RESULTS OF OPERATIONS

Net Income:

Net income increased to $6,044,000 in 2005 compared to $3,695,000 and $3,372,000 in 2004 and 2003, respectively. Basic earnings per share were $1.03, $0.71 and $0.65 for 2005, 2004 and 2003, respectively. Diluted earnings per share were $0.94, $0.64 and $0.60 for 2005, 2004 and 2003, respectively. ROE was 15.63% for 2005 compared to 13.10% for 2004, and 13.23% for 2003. ROA for 2005 was 1.33% compared to 1.07% and 1.10% for 2004 and 2003, respectively.

The increase in net income and profitability for 2005 compared to the same period in 2004 was mainly due to the increases in net interest income and was partially offset by decreases in non-interest income and increases in the provision for credit losses and non-interest expenses. Net interest income increased due to an increase in average interest earning assets provided by our organic growth, the merger, and the positive effect of our asset sensitive position expanding our net interest margin in response to the thirteen increases in the Federal funds interest rate since June 30, 2004. Non-interest income in 2005 included a realized gain from the sale of investments of $92,000 compared to the gain from the sale of investments of $483,000 in 2004 and $506,000 in 2003. Non-interest expenses increased primarily due to salaries and benefits and equipment and occupancy expenses that were all affected by the BMC merger.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005			FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004
(Unaudited) (Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Interest-bearing deposits in other banks	$2,136	$59	2.76%	$2,192	$37	1.69%
Securities
Taxable securities	86,857	3,002	3.46%	77,734	2,462	3.17%
Non-taxable securities (1)	25,096	1,806	7.20%	18,833	1,271	6.75%
Total investment securities	111,953	4,808	4.29%	96,567	3,733	3.87%
Federal funds sold	21,590	702	3.25%	16,310	234	1.43%
Total	135,679	5,569	4.10%	115,069	4,004	3.48%
Loans (2) (3)	276,957	21,115	7.63%	195,187	13,227	6.78%
Federal Home Loan Bank stock	1,621	68	4.19%	1,200	41	3.42%
Total interest-earning assets	414,257	$26,752	6.46%	311,456	$17,272	5.55%
Allowance for credit losses	(3,507)			(2,565)
Non-accrual loans	898			36
Cash and due from banks	19,365			23,567
Bank premises and equipment	3,004			2,863
Other non-earning assets	21,663			10,860
Total average assets	$455,680			$346,217
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$83,781	$149	0.18%	$67,099	$118	0.18%
Money market accounts	111,519	1,500	1.35%	84,178	660	0.78%
Time certificates of deposit, under $100,000	50,841	1,017	2.00%	37,082	550	1.48%
Time certificates of deposit, $100,000 and over	36,872	1,220	3.31%	21,884	465	2.12%
Total interest-bearing deposits	283,013	3,886	1.37%	210,243	1,793	0.85%
Other borrowed funds	6,725	253	3.76%	7,311	185	2.53%
Federal funds purchased	—	—	—	2	—	—
Total interest-bearing liabilities	289,738	$4,139	1.43%	217,556	$1,978	0.91%
Non-interest bearing demand deposits	124,175			97,210
Other liabilities	3,076			3,248
Shareholders’ equity	38,691			28,203
Total average liabilities and shareholders’ equity	$455,680			$346,217

Interest income and rate earned on average earning assets		$26,752	6.46%		$17,272	5.55%
Interest expense and interest cost related to average interest-bearing liabilities		4,139	1.43%		1,978	0.91%

Net interest income and net interest margin (4)		$22,613	5.46%		$15,294	4.91%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $614 and $432 in 2005 and 2004, respectively.

(2)  Loan interest income includes loan fees of $961 in 2005 and $808 in 2004.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 59.6% in 2005 compared to the same period of 2004. Interest and fee income increased 9.9% from 2003 to 2004. As stated above, the combination of the increased volume of loans from the merger with BMC, our organic growth from the focus on building relationships, and the thirteen interest rate increases that have occurred since June 30, 2004, were the major components of the $7,888,000 increase. Average total loans for 2005 were $277,855,000 compared to $195,223,000 and $174,708,000 for the same periods of 2004 and 2003. The yield on loans for 2005 was 7.63% compared to 6.78% and 6.92% for the same periods of 2004 and 2003, respectively.

Interest income from total investments, (total investments include investment securities, Federal funds, interest bearing deposits with other banks, and other securities) not on a fully tax equivalent basis, increased $1,383,000 in 2005 compared to 2004, mainly due to the 17.9% increase in average balances of these investments and the thirteen interest rate increases that have occurred since June 30, 2004. In 2004, total investment income increased $641,000 from 2003. We sold $14,624,000 in investment securities in 2005 due to funding several new loans and some portfolio restructuring. The realized gain from sales of available for sale investments is discussed in non-interest income below. Due to our low loan to deposit ratio, a significant contributor to interest income is the investment portfolio, which represents 22.6% and 24.1% of net interest income before provision for credit losses for 2005 and 2004, respectively.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”). At December 31, 2005, we held $48,431,000 or 45.9% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 3.65%. We understand the interest rate risks and prepayment risks associated with MBS and CMOs. In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten. Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend. Additionally, changes in interest rates are reflected in the market value of the investment portfolio. During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to decline. The net of tax-effect of the change in market value of the available-for-sale investment portfolio is also reflected in the Company’s equity. At December 31, 2005, the average life of the investment portfolio was 4.5 years and the market value reflected a pre-tax loss of $845,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans. At December 31, 2005, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $7,519,000. Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $6,460,000. The modeling environment assumes management would take no action during an immediate shock of 200 basis points. The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past year, which were in 25 basis point increments. However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio. For further discussion of the Company’s market risk, refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy. The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income in 2005 increased  $9,271,000, to $26,070,000 compared to $16,799,000 in 2004 and $14,970,000 in 2003. The 55.2% increase in 2005 was due to the 33.0% increase in the average balance of interest earning assets, combined with the 91 basis point increase in the yield on those assets. Average interest-earning assets increased to $414,257,000 for 2005 compared to $311,456,000 for 2004, and $275,846,000 for 2003. The yield on interest earning assets increased to 6.46% for 2005 compared to 5.55% and 5.58% for 2004 and 2003, respectively. The $102,801,000 increase in average earning assets in 2005 was the result of our own organic growth and the approximate $45,779,000 in loans and $19,250,000 in investments as the result of the merger of BMC.

Interest expense on deposits in 2005 increased $2,093,000 or 116.7% to $3,886,000 compared to $1,793,000 and $2,004,000 in 2004 and 2003, respectively. The increase in 2005 compared to 2004 was due to the repricing of interest bearing deposits, which increased 52 basis points to 1.37% in 2005 from .85% in 2004, as a result of the increases in the Federal funds interest rate and the $72,770,000 increase in volume of average interest bearing deposits from 2004 to 2005. The decrease in 2004 compared to 2003 was due to the change in mix of the interest bearing deposits and the repricing of those deposits. Rates paid on interest bearing deposits decreased 20 basis points from 1.05% in 2003 while the volume of average interest bearing deposits increased $19,448,000 from 2003 to 2004. Average interest-bearing deposits were $283,013,000 for 2005 compared to $210,243,000 and $190,795,000 for 2004 and 2003, respectively. The increase was the result of our own internal growth and the addition of approximately $44,596,000 in interest-bearing deposits in 2005 as the result of the merger of BMC.

Average other borrowings decreased to $6,725,000 with an effective rate of 3.76% for 2005 compared to $7,311,000 with an effective rate of 2.53% for 2004. In 2003 the average other borrowings were $8,230,000 with an effective rate of 3.48% Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, in late 2004, primarily to provide additional capital for the Bank in conjunction with the merger with BMC. We borrowed funds from the Federal Home Loan Bank during a period of low interest rates. The effective rate of the FHLB advances was 2.36% for 2005 compared to 2.53% for 2004 and 3.48% for 2003.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the overall cost of funds. Average demand deposits increased 27.7% from an average $97,210,000 for 2004 to $124,175,000 for 2005. The merger with BMC added approximately $19,173,000 in non-interest bearing deposits to our portfolio. The cost of all of our interest bearing liabilities increased 52 basis points to 1.43% for 2005 compared to 0.91% for 2004 and 1.15% for 2003. Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) increased 28.1% to $293,609,000 for 2005 compared to $229,249,000 for 2004 and $193,556,000 for 2003.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2005 increased $7,110,000 or 48.0% to $21,931,000 compared to $14,821,000 for 2004 and $12,680,000 for 2003. This increase in 2005 compared to 2004 was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets partially offset by the increase in average interest bearing liabilities. Average interest earning assets were $414,257,000 for 2005 with a net interest margin of 5.46% compared to $311,456,000 with a net interest margin of 4.91% in 2004. The increase in 2004 compared to 2003 was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest-earning assets were $275,846,000 with a net interest margin of 4.75% for 2003. For a discussion of the repricing of our assets and liabilities, see Quantitative and Qualitative Disclosure about Market Risk in Item 7A of this Annual Report.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type(Dollars in Thousands)	December 31, 2005 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2004 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,325	27.5%	$786	27.5%
Real Estate	1,138	41.0%	898	35.9%
Real Estate - construction, land development and other land loans	378	15.4%	197	16.9%
Equity Lines of Credit	175	7.8%	136	8.9%
Agricultural	198	2.5%	151	7.6%
Consumer & Installment	120	5.8%	178	3.1%
Other	1	0.0%	51	0.1%
Non-specific reserve	4		300
	$3,339		$2,697

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The provision for credit losses in 2005 was $510,000. There were no provisions made in 2004 and 2003. The increase in 2005 is primarily the result of our assessment of the adequacy of the allowance for credit losses after giving effect to the charge-off in December 2005 of two (2) commercial loans. The borrower suffered a fire in one of their facilities. The event had a material impact on the operations of the company which has subsequently filed for Chapter 7 protection. Recovery potential on these two loans is uncertain. Non-performing loans as a percentage of gross loans was 0.2% as of December 31, 2005 compared to none at December 31, 2004 and 0.3% at December 31, 2003. Non-performing loans as of December 31, 2005 totaled $616,000 and were comprised of one real estate secured loan for $591,000 and one commercial loan for $25,000. We do not anticipate a loss on either loan. The Company did not have any other real estate owned at December 31, 2005 or  2004.

For 2005 we had a net charge off ratio of 0.223%. For 2004, we had a net recovery ratio of 0.139%,and a net charge-off ratio of 0.005% for 2003. The potential for a future net recovery position is not likely as we have been very successful in collection of those loans charged off in prior years. Refer to the allowance for credit losses section for further discussion of credit quality.

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

Net Interest Income After Provision for Credit Losses

Net interest income after the $510,000 addition to provision for credit losses was $21,421,000 for 2005 compared to $14,821,000 and $12,680,000 for 2004 and 2003, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gain on sales of investments and other income. Non-interest income was $3,760,000 in 2005 compared to $3,937,000 and $4,546,000 in 2004 and 2003, respectively. The $177,000 decrease in non-interest income comparing 2005 to 2004 was primarily due to the decrease in gain realized on sale of investment securities of $391,000. The decrease from 2004 to 2003 was mainly due to the $447,000 decrease in rentals from equipment leased to others. We have allowed the volume of leases to run-off and have not replaced them as we have exited that activity.

Customer service charges increased $74,000 to $2,414,000 in 2005 compared to $2,340,000 in 2004 and $2,215,000 in 2003. The increase in both years is mainly due to an increase in the activity level as the average number of transaction accounts has increased and the increase in fees generated by the overdraft protection program which began in 2003.

We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers. Loan placement fees increased $60,000 in 2005 to $390,000 compared to $330,000 for 2004 and decreased in 2004 by $158,000 from $488,000 in 2003. The increase in 2005 is primarily due to the continued relative strength of normal home sales due to “moving up” or relocating as Fresno and Madera counties continue to reflect affordable housing compared to other parts of California. The decrease in 2004 compared to 2003 is mainly due to the impact of the increases in mortgage rates and less refinancing opportunities.

Appreciation in cash surrender value of bank owned life insurance (BOLI) increased $15,000 mainly due to $440,000 in BOLI purchased in 2005. The Bank purchased the additional insurance in connection with increases to the split-dollar life insurance policies related to salary continuation benefits for four key executives. Offsetting the increase in volume was a decrease in the interest rate received. Appreciation in 2004 compared to 2003 decreased $103,000 as a result of the decrease in the yields earned. This interest rate is reviewed annually by the Board of Directors. Salary continuation and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends. We currently hold $1,659,000 in FHLB stock of which $172,000 was the result of the merger with BMC compared to $1,420,000 at December 31, 2004. Dividends in 2005 increased to $68,000 compared to $41,000 in 2004 and $28,000 in 2003.

Other income increased to $581,000 in 2005 compared to $505,000 and $521,000 in 2004 and 2003, respectively. The $76,000 increase comparing 2005 to 2004 can be attributed to an increase in merchant fees from bankcards, an increase in overall fees charged for miscellaneous services due to increases in volume, and fees from investment services provided by a third party. 2003 included $485,000 from lease rental income from equipment leased to others compared to none in 2005 and $38,000 in 2004. The decrease is a result of the Company’s decision to no longer participate in operating lease arrangements.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, professional services, and data processing are the major categories of non-interest expenses. Non-interest expenses increased $2,674,000 to $15,793,000 in 2005 compared to $13,119,000 in 2004 which increased $764,000 in 2004 from $12,355,000 in 2003.

The Bank’s efficiency ratio, measured as the percentage of non-interest expenses to net interest income before provision for credit losses plus non-interest income (excluding gains on sales of investments), improved to 58.7% for 2005 compared to 69.2% for 2004 and 72.6% for 2003.

Salaries and employee benefits increased $1,639,000 or 21.7% to $9,178,000 in 2005 compared to $7,539,000 in 2004 and $7,152,000 in 2003. The increase in salaries and employee benefits in 2005 compared to 2004 can be attributed to normal cost increases for salaries and benefits and incentive based compensation due to increased loan and deposit production, profitability, and the additional personnel costs from the merger with BMC which includes the salary of one former BMC executive officer retained by the Company following the merger. The $387,000 increase in 2004 compared to 2003 is primarily related to general salary and benefit increases and additional staffing. Commissions paid for loan placements in 2005 increased $49,000 comparing 2005 to 2004. Commissions were $199,000 for 2005 compared to $150,000 in 2004 and $229,000 in 2003.

Occupancy and equipment expense increased $512,000 to $2,133,000 in 2005 compared to $1,621,000 in 2004 and $1,576,000 in 2003. The 31.6% increase in occupancy expense in 2005 compared to 2004 was due mainly to the addition of the two branches resulting from the merger, normal increases in rent on existing leaseholds, and other occupancy related expenses. The 2.9% increase in 2004 compared to 2003 was due to increased depreciation costs related to remodeling of offices.

Other non-interest expenses increased $561,000 or 14.3% in 2005 compared to 2004. Contributing to the 2005 increase in other non-interest expense was an additional $100,000 write down to the Company’s investment in CATEX Holding Corporation, formerly known as Diversified Capital Holdings, the parent company of a title and escrow insurance company that was sold in July 2005. To date, the Company has written down a total of $250,000 of the original $500,000 investment. The Company has received $176,000 from the sale and anticipates full recovery of the remaining balance of $74,000. Other non-interest expenses increased $496,000 or 14.5% in 2004 compared to 2003. Contributing to the 2004 increase was a $150,000 write down to the Company’s investment described above, $95,000 in expenses associated with the BMC merger and data processing conversion, and $127,000 reversal of previously recorded state tax benefits relating to the Company’s REIT.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the Year Ended December 31,	Other Expense 2005	% Average Assets	Other Expense 2004	% Average Assets
(Dollars in thousands)
Advertising	$412	0.09%	$365	0.11%
Audit/accounting	334	0.07%	244	0.07%
Data/item processing	707	0.16%	663	0.19%
ATM/debit card expenses	110	0.02%	134	0.04%
Director fees	135	0.03%	133	0.04%
Donations	114	0.03%	103	0.03%
Education/training	81	0.02%	50	0.01%
General Insurance	120	0.03%	117	0.03%
Legal fees	192	0.04%	129	0.04%
Postage	156	0.03%	147	0.04%
Regulatory assessments	164	0.04%	92	0.03%
Stationery/supplies	207	0.05%	151	0.04%
Telephone	123	0.03%	105	0.03%
Travel expense	46	0.01%	49	0.01%
Operating losses	44	0.01%	65	0.02%
Write down of investment in title company	100	0.02%	150	0.04%
Reversal of REIT tax benefit	—	—	127	0.04%
Other	1,437	0.31%	1,097	0.32%
Total other non-interest expense	$4,482		$3,921

Provision for Income Taxes

The effective income tax rate was 35.6% for 2005 compared to 34.5% for 2004 and 30.8% for 2003. Provision for income taxes totaled $3,344,000, $1,944,000 and $1,499,000 in 2005, 2004, and 2003 respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2005 compared to December 31, 2004

The merger of BMC along with the demand for our banking products has led to continued increases in loans and deposits during 2005. As of December 31, 2005, total assets were $483,677,000, an increase of 31.4%, or $115,530,000, compared to $368,147,000 as of December 31, 2004. Total gross loans increased 44.2% or $92,523,000, to $301,802,000 as of December 31, 2005 compared to $209,279,000 as of December 31, 2004. Total deposits increased 32.1% or, $104,803,000 to $430,989,000 as of December 31, 2005 compared to $326,186,000 as of December 31, 2004. Shareholders’ equity increased 40.3% or $11,917,000 to $41,523,000 as of December 31, 2005 compared to $29,606,000 as of December 31, 2004.

As stated previously, we completed the merger with BMC into the Bank on January 1, 2005. The merger added $45,779,000 in loans, $63,769,000 in deposits, and $68,080,000 in total assets to our balance sheet as of January 1, 2005. As a result of the merger, $8,955,000 was recorded as goodwill and $1,500,000 as core deposit intangible. See Note 2 of the audited Consolidated Financial Statements in Item 8 of this Annual Report.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal funds market and are all classified as available-for-sale. As of December 31, 2005, investment securities with a fair value of $27,800,000 were held as collateral for public funds, treasury, tax, and for other purposes. Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee. It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The volume of our investment portfolio is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio. The total investment portfolio increased 6.6% from $127,895,000 at December 31, 2004 to $136,340,000 at December 31, 2005. The market value of the portfolio reflected an unrealized loss of $845,000 at December 31, 2005 compared to an unrealized gain of $562,000 at December 31, 2004 which reflects the increase in the Federal funds rate of 200 basis points since the end of the year.

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

See Note 3 to the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans have increased to $301,802,000 as of December 31, 2005 compared to $209,279,000 as of December 31, 2004.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	December 31, 2005	% of Total loans	December 31, 2004	% of Total loans

Commercial & Industrial	$82,978	27.5%	$57,669	27.5%
Real Estate	124,043	41.0%	75,424	35.9%
Real Estate - construction, land development and other land loans	46,523	15.4%	35,364	16.9%
Equity Lines of Credit	23,604	7.8%	18,714	8.9%
Agricultural	17,547	2.5%	15,946	7.6%
Consumer & Installment	7,539	5.8%	6,420	3.1%
Other	160	0.0%	240	0.1%

	302,394	100.0%	209,777	100.0%
Deferred loan fees, net	(592)		(498)
Total loans	$301,802		$209,279

As of December 31, 2005, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 64.2% of total loans. This level of concentration is consistent with December 31, 2004. Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Non-performing assets

Non-performing assets consist of non-performing loans, other real estate owned (“OREO”) and repossessed assets. Non-performing loans are those loans which have (i) been placed on non-accrual status, (ii) been subject to troubled debt restructuring, (iii) been classified as doubtful under our asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status. A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest under the original contractual terms is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At December 31, 2005 and December 31, 2004, we had no OREO, repossessed assets or restructured loans. At December 31, 2005, we had two non-accrual loans totaling $616,000 compared to no non-accrual loans at December 31, 2004. At December 31, 2005, we estimated the potential for any losses from these credits would have a minimal impact on the allowance for credit losses.

A summary of non-accrual, restructured, and past due loans at December 31, 2005 and December 31, 2004 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at December 31, 2005 and December 31, 2004. Management is not aware of any potential problem loans, which were current and accruing at December 31, 2005, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	December 31, 2005	December 31, 2004
Non-accrual Loans
Commercial and Industrial	$25	$—
Real Estate	591	—
Total non-accrual	616	—
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	$616	$—
Nonperforming loans to total loans	0.20%	0.0%
Ratio of non-performing loans to allowance for credit losses	18.5%	0.0%
Loans considered to be impaired	$616	$—
Related allowance for credit losses on impaired loans	$—	$—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2005, we had $616,000 in impaired loans. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets

From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $2,598,000 as of December 31, 2005 compared to $1,564,000 as of December 31, 2004.

Allowance for Credit Losses

We have established a methodology for the determination of the allowance for credit losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and a specific allowance for identified problem loans.

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

The allowance for credit losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit Committee. They delegate the authority to the CCA to determine the loss reserve ratio for each type of asset and reviews, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

The allowance for credit losses is an estimate of the losses that may be sustained in our loan and lease portfolio. The allowance is based on two principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable; and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company under SFAS No. 5 establishes reserves. Credit Administration adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover expected asset losses. The Bank’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories. The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets. All credit facilities exceeding 90 days of delinquency require classification.

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

•      LBA identifies those credits with outstandings exceeding the house lending limit.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2005	2004

Balance, beginning of the year	$2,697	$2,425
Addition from merger with BMC	751	—
Provision charged to operations	510	—
Losses charged to the allowance	(787)	(24)
Recoveries on loans previously charged off	168	296

Balance, end of period	$3,339	$2,697

Ratio of non-performing loans to allowance for credit losses	18.5%	N/A
Allowance for credit losses to total loans	1.11%	1.29%

As of December 31, 2005 the balance in the allowance for credit losses was $3,339,000 compared to $2,697,000 as of December 31, 2004. The increase resulted from the incorporation of the allowance for credit losses from the merger with BMC into the Bank’s allowance and the $510,000 additional provision, offset by net charge-offs totaling 619,000. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $133,956,000 as of December 31, 2005 compared to $107,816,000 as of December 31, 2004. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of December 31, 2005 the allowance was 1.11% of total gross loans compared to 1.29% as of December 31, 2004. Some shift occurred in the concentration of real estate loans without an offsetting increase in the allocated allowance. However, based on the Company’s historical low rate of real estate charge offs, management feels the current allocation is adequate. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. The allowance for credit losses as a percentage of non-performing loans was 542% as of December 31, 2005. There were no non-performing loans as of December 31, 2004. Management believes the allowance at December 31, 2005 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $104,803,000 or 32.1% to $430,989,000 as of December 31, 2005 compared to $326,186,000 as of December 31, 2004. Interest bearing deposits increased $57,034,000 or 25.8% to $277,985,000 as of December 31, 2005 compared to $220,951,000 as of December 31, 2004. Non-interest bearing deposits increased $47,769,000 or 45.4% to $153,004,000 as of December 31, 2005 compared to $105,235,000 as of December 31, 2004. The increase in deposits attributable to the BMC merger is approximately $63,769,000. The remaining growth is consistent with our strategy to grow our core deposit base and has occurred because of growth in our retail banking offices. In the merger with BMC we acquired 2 branches located in Oakhurst and Madera, California. We plan to open an additional branch in the first quarter of 2006 in downtown Fresno, California.

The composition of the deposits and average interest rates paid at December 31, 2005 and December 31, 2004 is summarized in the table below.

(Dollars in thousands)	December 31, 2005	%of Total Deposits	Effective Rate	December 31, 2004	%of Total Deposits	Effective Rate

NOW Accounts	$56,991	13.2%	0.10%	$52,571	16.1%	0.10%
MMA Accounts	108,024	25.1%	1.35%	89,904	27.5%	0.78%
Time Deposits	88,581	20.5%	2.55%	57,958	17.8%	1.72%
Savings Deposits	24,389	5.7%	0.34%	20,518	6.3%	0.35%

Total Interest-bearing	277,985	64.5%	1.37%	220,951	67.7%	0.85%

Non-interest bearing	153,004	35.5%		105,235	32.3%

Total deposits	$430,989	100.0%		$326,186	100.0%

Short-term borrowings totaled $3,250,000 as of December 31, 2005 compared to $2,000,000 as of December 31, 2004. Short-term borrowings include $1,250,000 in principal payments coming due in 2006 on the loan with a major bank (described below) and $2,000,000 in FHLB advances maturing in the next twelve months. We maintain a line of credit with the FHLB collateralized by commercial loans and government securities. Refer to Liquidity below for further discussion of FHLB advances.

Long-term debt, which consisted of payments coming due in 2007 on a loan with a major bank, described below, and $2,000,000 in FHLB advances maturing in 2007, totaled $3,250,000 as of December 31, 2005 compared to $6,500,000 as of December 31, 2004.

On December 17, 2004, the Company entered into a non-revolving loan agreement with a major bank under which the Company borrowed $2,500,000 and contributed $2,000,000 of additional capital to the Bank. The loan bears interest indexed to prime or LIBOR, at the Company’s election. Further terms and conditions of the loan agreement were outlined in Report on Form 8-K filed on December 22, 2004. The purpose of the borrowing was to ensure the Bank’s capital ratios remain at or above well capitalized after the effective date of the merger with BMC. Refer to Note 8 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

Capital

Our stockholders’ equity increased to $41,523,000 as of December 31, 2005 compared to $29,606,000 as of December 31, 2004. The increase in stockholders’ equity is a result of net income of $6,044,000 for 2005 combined with the increase in common stock from the merger with BMC, and proceeds from the exercise of stock options.

During the period the Company’s borrowings remains outstanding, which is expected to be until approximately 2007, the Bank does not anticipate paying dividends to the Company except for dividends that are necessary to meet the ordinary and usual operating expenses of the Company provided that the Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as our performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2005 and December 31, 2004.

	December 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$31,767	6.84%	$29,259	8.03%
Minimum regulatory requirement	18,572	4.00%	14,574	4.00%
Central Valley Community Bank	32,493	7.00%	29,913	8.24%
Minimum requirement for “Well-Capitalized” institution	23,204	5.00%	18,155	5.00%
Minimum regulatory requirement	18,563	4.00%	14,524	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	31,767	9.26%	29,259	11.55%
Minimum regulatory requirement	13,719	4.00%	10,137	4.00%
Central Valley Community Bank	32,493	9.48%	29,913	11.83%
Minimum requirement for “Well-Capitalized” institution	20,572	6.00%	15,166	6.00%
Minimum regulatory requirement	13,715	4.00%	10,111	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	35,106	10.24%	31,956	12.61%
Minimum regulatory requirement	27,437	8.00%	20,273	8.00%
Central Valley Community Bank	35,832	10.45%	32,610	12.90%
Minimum requirement for “Well-Capitalized” institution	34,287	10.00%	25,277	10.00%
Minimum regulatory requirement	27,429	8.00%	20,222	8.00%

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

 Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, federal funds facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine maturities and paydowns of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established Federal funds lines with correspondent banks. At December 31, 2005 our available borrowing capacity includes approximately $14,100,000 in Federal funds lines with our correspondent banks and $2,311,000 in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At December 31, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2005 and December 31, 2004:

(In thousands)

Credit Lines	December 31, 2005	Balance Outstanding at December 31, 2005	December 31, 2004	Balance Outstanding at December 31,2004
Unsecured Credit Lines (interest rate varies with market)	$14,100	$—	$10,100	$—
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $6,680 Fair Value of Collateral $6,598	$4,000	Collateral pledged $9,668 Fair Value of Collateral $9,822	$6,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,350 Fair Value of Collateral $3,252	$—	Collateral pledged $3,504 Fair Value of Collateral $3,456	$—

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $133,956,000 as of December 31, 2005 compared to $107,816,000 as of December 31, 2004. For a fuller discussion of these financial instruments, see Note 10 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

In the ordinary course of business, the Company is party to various operating leases. For a fuller discussion of these financial instruments, see Note 10 to the audited Consolidated Financial Statements in Item 8 of this Annual Report..

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s long-term contractual obligations at December 31, 2005:

(In thousands)	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter	Total
Time deposits	$70,615	$13,549	$4,417	$—	$88,581
FHLB Advances	2,000	2,000	—	—	4,000
Other long-term debt	1,250	1,250	—	—	2,500
Deferred Compensation Liability (1)	1,366	81	—	—	1,447
Salary Continuation Liability (1)	1,293	—	—	—	1,293
Obligations reflected on Consolidated Balance Sheet	$76,524	$16,880	$4,417	$—	$97,821

Operating lease obligations	$600	$997	$672	$624	$2,893
Obligations not reflected on Consolidated Balance Sheet	$600	$997	$672	$624	$2,893

(1)  These amounts represent the current accrual for payments to participants under the Company’s deferred compensation and salary continuation plans. See Note 13 to the audited Consolidated Financial Statements at Item 8 of this Annual Report.

ITEM 7A -                                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2005, 82% of our loan portfolio was tied to adjustable rate indices. The majority of these adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest. As of December 31, 2005, 80% of our time deposits mature within one year or less. As of December 31, 2005, $2,000,000 of our long term debt was fixed rate with an average remaining term of 1.1 years and $1,250,000 of long term debt reprices on a quarterly basis.

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

Approximately 82% of our loan portfolio is tied to adjustable rate indices and 61% of our loan portfolio reprices within 90 days. As of December 31, 2005, we had 136 commercial and real estate loans totaling $35,630,000 with floors ranging from 1% to 8% and ceilings ranging from 8% to 25%. In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2006 under the interest rate shock scenarios stated. The table was prepared as of December 31, 2005, at which time prime interest rate was 7.25%.

SENSITIVITY ANALYSIS OF IMPACT ON INTEREST INCOME OF RATE CHANGES

HYPOTHETICAL CHANGE IN RATES	PROJECTED NET INTEREST INCOME	$ CHANGE FROM RATES AT DEC. 31, 2005	% CHANGE FROM RATES AT DEC. 31, 2005
(Dollars in thousands)
UP 300 bp	$30,594	$4,948	19.29%
UP 200 bp	28,297	2,652	10.34%
UP 100 bp	26,450	804	3.13%
UNCHANGED	25,646	—	—
DOWN 100 bp	24,464	(1,181)	-4.61%
DOWN 200 bp	22,582	(3,063)	-11.95%
DOWN 300 bp	20,670	(4,976)	-19.40%

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

There is no material change in our current market risk exposure from the market risk exposure we experienced in 2005.

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

Our accounting policies are integral to understanding the results reported. Our significant accounting policies are described in detail in Note 1 in the audited Consolidated Financial Statements in Item 8 of this Annual Report. Not all of the significant accounting policies presented in Note 1 of the audited consolidated financial statements require management to make difficult, subjective or complex judgements or estimates.

Use of Estimates

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

Accounting Principles Generally Accepted in the United States of America

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We follow accounting policies typical to the commercial banking industry and in compliance with various regulation and guidelines as established by the Public Company Accounting Oversight Board (“PCAOB”), Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), and the Bank’s primary federal regulator, the FDIC. The following is a brief description of our current accounting policies involving significant management judgements.

Allowance for Credit Losses

Our most significant management accounting estimate is the appropriate level for the allowance for credit losses. The allowance for credit losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on an on-going basis and is based on our management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

The calculation of the allowance for credit losses is by nature inexact, as the allowance represents our management’s best estimate of the losses inherent in our credit portfolios at the reporting date. These credit losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

Amortization of Premiums on Investments

We invest in Collateralized Mortgage Obligations (“CMO”) and Mortgage Backed Securities, (“MBS”) as part of the overall strategy to increase our net interest margin. CMOs and MBS by their nature react to changes in interest rates. In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten. Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend. Premium amortization of these investments affects our net interest income. Our management monitors the prepayment speed of these investments and adjusts premium amortization based on several factors. These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market. The calculation of premium amortization is by nature inexact, and represents management’s best estimate of principal paydowns inherent in the total investment portfolio.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes could cause the Company to record impairment in the future.

Stock Based Compensation

Under Accounting Practice Bulletin No.25, compensation cost for stock options is measured as the excess, if any, of the fair market value of our stock at the date of the grant over the amount required to be paid to the Company by the optionee upon exercising the option. Because our stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the stock option plan on the date of the grant. See Note 1 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

At December 31, 2005, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations. However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a majority of our loan portfolio. Refer to Market Risk for further discussion.

ITEM 8 -                                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

and Board of Directors

Central Valley Community Bancorp

and Subsidiary

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
January 25, 2006

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2005 and 2004

(In thousands, except share amounts)

	2005	2004
ASSETS

Cash and due from banks	$22,165	$17,507
Federal funds sold	29,830	26,307

Total cash and cash equivalents	51,995	43,814

Interest bearing deposits in other banks	918	2,605
Available-for-sale investment securities (Notes 3 and 8)	105,592	98,983
Loans, less allowance for credit losses of $3,339 in 2005 and $2,697 in 2004 (Notes 4, 10 and 14)	298,463	206,582
Bank premises and equipment, net (Notes 6 and 10)	2,912	2,724
Bank owned life insurance (Note 13)	6,725	6,075
Federal Home Loan Bank stock	1,659	1,420
Goodwill (Note 2)	8,955	—
Intangible assets (Note 2)	1,286	—
Accrued interest receivable and other assets (Note 9)	5,172	5,944

Total assets	$483,677	$368,147

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$153,004	$105,235
Interest bearing (Note 7)	277,985	220,951

Total deposits	430,989	326,186

Short-term borrowings (Note 8)	3,250	2,000
Long-term debt (Note 8)	3,250	6,500
Accrued interest payable and other liabilities (Note 13)	4,665	3,855

Total liabilities	442,154	338,541

Commitments and contingencies (Note 10)

Shareholders’ equity (Note 11):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized, 5,891,820 and 5,257,734 shares issued and outstanding in 2005 and 2004, respectively	13,053	6,343
Retained earnings	28,977	22,933
Accumulated other comprehensive (loss) income, net of taxes (Notes 3 and 15)	(507)	330

Total shareholders’ equity	41,523	29,606

Total liabilities and shareholders’ equity	$483,677	$368,147

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share amounts)

	2005	2004	2003

Interest income:
Interest and fees on loans	$21,115	$13,227	$12,039
Interest on Federal funds sold	702	234	185
Interest and dividends on investment securities:
Taxable	3,061	2,499	1,992
Exempt from Federal income taxes	1,192	839	754

Total interest income	26,070	16,799	14,970

Interest expense:
Interest on deposits (Note 7)	3,886	1,793	2,004
Other (Note 8)	253	185	286

Total interest expense	4,139	1,978	2,290

Net interest income before provision for credit losses	21,931	14,821	12,680

Provision for credit losses (Note 4)	510	—	—

Net interest income after provision for credit losses	21,421	14,821	12,680

Non-interest income:
Service charges	2,414	2,340	2,215
Loan placement fees	390	330	488
Appreciation in cash surrender value of bank owned life insurance (Note 13)	215	200	303
Net realized gains on sales and calls of investment securities (Note 3)	92	483	506
Federal Home Loan Bank stock dividends	68	41	28
Rentals from equipment leased to others (Note 5)	—	38	485
Other income	581	505	521

Total non-interest income	3,760	3,937	4,546

	2005	2004	2003

Non-interest expenses:
Salaries and employee benefits (Notes 4 and 13)	$9,178	$7,539	$7,152
Occupancy and equipment (Notes 6 and 10)	2,133	1,621	1,576
Depreciation, net of reduction in allowance for losses on equipment leased to others (Note 5)	—	38	202
Other expenses (Notes 10 and 12)	4,482	3,921	3,425

Total non-interest expenses	15,793	13,119	12,355

Income before provision for income taxes	9,388	5,639	4,871

Provision for income taxes (Note 9)	3,344	1,944	1,499

Net income	$6,044	$3,695	$3,372

Basic earnings per share (Note 11)	$1.03	$0.71	$0.65

Diluted earnings per share (Note 11)	$0.94	$0.64	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except share and per share amounts)

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2003	5,146,484	$5,854	$16,387	$1,858	$24,099

Comprehensive income (Note 15):
Net income			3,372		3,372	$3,372
Other comprehensive loss, net of tax:
Net change in unrealized gains on available- for-sale investment securities				(735)	(735)	(735)

Total comprehensive income						$2,637

Cash dividend - $.05 per share (Note 11)			(258)		(258)
Stock options exercised and related tax benefit (Note 11)	62,296	323			323
Repurchase and retirement of common stock (Note 11)	(10,926)	(81)			(81)

Balance, December 31, 2003	5,197,854	6,096	19,501	1,123	26,720

Comprehensive income (Note 15):
Net income			3,695		3,695	$3,695
Other comprehensive loss, net of tax:
Net change in unrealized gains on available- for-sale investment securities				(793)	(793)	(793)

Total comprehensive income						$2,902

Cash dividend - $.05 per share (Note 11)			(263)		(263)
Stock options exercised and related tax benefit (Note 11)	77,880	460			460
Repurchase and retirement of common stock (Note 11)	(18,000)	(213)			(213)

Balance, December 31, 2004	5,257,734	6,343	22,933	330	29,606

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2004	5,257,734	$6,343	$22,933	$330	$29,606

Comprehensive income (Note 15):
Net income			6,044		6,044	$6,044
Other comprehensive loss, net of tax:
Net change in unrealized gains on available- for-sale investment securities				(837)	(837)	(837)

Total comprehensive income						$5,207

Stock issued for acquisition (Note 2)	522,106	6,079			6,079
Stock options exercised and related tax benefit (Note 11)	111,980	631			631

Balance, December 31, 2005	5,891,820	$13,053	$28,977	$(507)	$41,523

	2005	2004	2003

Disclosure of reclassification amount, net of taxes (Note 15):

Unrealized holding losses arising during the year	$(782)	$(474)	$(386)
Less reclassification adjustment for net gains included in net income	55	319	349

Net change in unrealized (losses) gains on available-for-sale investment securities	$(837)	$(793)	$(735)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$6,044	$3,695	$3,372
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowance for residual losses on equipment leased to others	—	—	(203)
Net increase (decrease) in deferred loan fees	94	(150)	160
Depreciation, accretion and amortization, net	2,368	2,106	2,851
Provision for loan losses	510	—	—
Net realized gains on sales and calls of available-for-sale investment securities	(92)	(483)	(506)
(Gain) loss on sale of equipment	(1)	(1)	10
Increase in bank owned life insurance, net of expenses	(210)	(196)	(298)
FHLB stock dividends	(68)	(41)	(28)
Net decrease (increase) in accrued interest receivable and other assets	1,889	(2,307)	(154)
Net increase in accrued interest payable and other liabilities	546	354	155
Provision for deferred income taxes	(147)	(409)	(39)

Net cash provided by operating activities	10,933	2,568	5,320

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition	13,844	—	—
Purchases of available-for-sale investment securities	(50,046)	(40,781)	(65,192)
Proceeds from sales or calls of available-for-sale investment securities	15,487	4,775	9,105
Proceeds from maturity of available-for-sale investment securities	—	4,500	1,630
Proceeds from principal repayments of available-for- sale investment securities	25,463	26,488	34,039
Net decrease (increase) in interest bearing deposits in other banks	1,687	(2,105)	—
Net FHLB stock (purchases) redemptions	—	(807)	115
Net increase in loans	(47,458)	(22,583)	(27,716)
Purchases of premises and equipment	(781)	(539)	(586)
Proceeds from sale of equipment	—	5	—
Purchases of bank owned life insurance	(440)	—	—

Net cash used in investing activities	(42,244)	(31,047)	(48,605)

	2005	2004	2003
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$32,000	$38,466	$40,743
Net increase (decrease) in time deposits	9,034	(2,845)	3,485
Proceeds from borrowings from Federal Home Loan Bank	—	6,000	—
Repayments to Federal Home Loan Bank	(2,000)	(7,000)	(2,000)
Proceeds from borrowings from other financial institutions	—	2,500	—
Cash paid for dividends	—	(263)	(258)
Share repurchase and retirement	—	(213)	(81)
Proceeds from exercise of stock options	458	317	245

Net cash provided by financing activities	39,492	36,962	42,134

Increase (decrease) in cash and cash equivalents	8,181	8,483	(1,151)

Cash and cash equivalents at beginning of year	43,814	35,331	36,482

Cash and cash equivalents at end of year	$51,995	$43,814	$35,331

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$3,947	$2,000	$2,327
Income taxes	$3,223	$2,409	$1,080

Non-cash investing activities:

Net change in unrealized (loss) gain on available- for-sale investment securities	$(1,407)	$(1,090)	$(1,080)

Non-cash financing activities:

Tax benefit from stock options exercised	$173	$143	$78

Supplemental Schedule Related to Acquisition:
Acquisition of Bank of Madera County:
Deposits	$63,769
Other liabilities	439
Loans, net	(45,028)
Goodwill and intangibles	(10,455)
Premises and equipment	(390)
Federal Home Loan Bank stock	(172)
Other assets	(398)
Stock issued	6,079

Cash and cash equivalents acquired, net of cash paid to Bank of Madera County shareholders and option holders	$13,844

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

The Bank operates nine branches in Clovis, north Fresno, west and northeast Fresno County, Madera County, and Sacramento, California. The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals. The Bank’s subsidiaries have nominal activity with the exception of Central Valley Community Realty, LLC (“CVCR”). Effective April 15, 2005, CVCR was dissolved and no longer operates as a subsidiary of the Bank.

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

On September 21, 2005, the Company’s Board of Directors approved a two-for-one stock split for shareholders of record at the close of business on October 5, 2005 and effective on October 31, 2005. All share and per share data in the consolidated financial statements have been retroactively restated to give effect to the stock split.

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank. In addition, the accounts of the Bank’s wholly owned subsidiaries, Clovest Corporation (“Clovest”) and Clovis Securities Corporation (an inactive company), are included in the consolidated financial statements. The operating results of Clovest were not significant. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value. As of December 31, 2005 and 2004, all of the Company’s investments were classified as available-for-sale.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality. When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment. The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances. At December 31, 2005, there were no such loans being accounted for under this policy.

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

This allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. The allowance for credit losses at December 31, 2005 and 2004, respectively, reflects management’s estimate of potential losses in the portfolio.

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

In February 2005, the Company accelerated the vesting of 186,000 options previously granted to certain directors and executive officers. The pro forma consolidated net earnings and earnings per share information for the year ended December 31, 2005, presented in the table below, reflects the acceleration. No stock-based compensation cost is reflected in net income as a result of the acceleration of the vesting as it is expected that generally all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.

	2005	2004	2003
	(In thousands, except per share amounts)

Net income, as reported	$6,044	$3,695	$3,372
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	513	250	205

Pro forma net income	$5,531	$3,445	$3,167

Basic earnings per share - as reported	$1.03	$0.71	$0.65
Basic earnings per share - pro forma	$0.95	$0.66	$0.61

Diluted earnings per share - as reported	$0.94	$0.64	$0.60
Diluted earnings per share - pro forma	$0.87	$0.60	$0.57

Weighted average fair value of options granted during the year	$6.56	$9.60	$5.84

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2005	2004	2003

Dividend yield	.5%	.5%	.5%
Expected volatility	50.29%	66.27%	65.4 to 72.77%
Risk-free interest rate	4.16%	4.17%	2.05 to 3.18%
Expected option life	6.5 years	10 years	10 years

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

Impact of New Financial Accounting Standards

Other-Than-Temporary Impairment

In March 2004, the Financial Accounting Standards Board (FASB) and Emerging Issues Task Force (EITF) reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosure provisions of EITF Issue No. 03-1 continue to be effective for the Company’s consolidated financial statements for the year ended December 31, 2005.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue No. 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

Share-Based Payments

In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company may elect to adopt FAS 123 (R) using a modified prospective method or modified retrospective method. Under the modified retrospective method, the Company would restate previously issued financial statements, basing the compensation expense on that previously reported in their pro forma disclosures required by FAS 123. The modified prospective method would require the Company to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as these awards continue to vest. FAS 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Management has elected to use the modified prospective method and has completed its evaluation of the effect of FAS 123 (R), and does not expect it to have a material impact on its financial position or results of operations.

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154 (FAS 154), Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of FAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. FAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. FAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

2.                                      MERGER OF BANK OF MADERA COUNTY INTO CENTRAL VALLEY COMMUNITY BANCORP

After the close of business on December 31, 2004, the Company and Bank of Madera County (BMC) completed their previously announced merger and BMC was merged into the Bank. The Company acquired 100% of the outstanding common shares of BMC and the results of BMC’s operations have been included in the consolidated financial statements beginning January 1, 2005. Management believes that the merger will allow the Bank to further accommodate a growing customer base in Madera County and provide BMC customers with more convenient locations in the Central Valley, as well as offer new advancement and geographic opportunities for their employees. As a result of the above factors, management believes that the potential for the combined performance exceeds what each entity could accomplish independently and the goodwill in this transaction arose from the synergies associated with the merger. The acquisition is part of the Company’s long-term strategy to increase its presence from Sacramento to Bakersfield along the Highway 99 corridor and the surrounding foothills.

As of the date of acquisition, BMC had total assets of $68,080,000, comprised of $2,842,000 in cash and due from banks, $19,250,000 in Federal funds sold, $45,028,000 in loans (net of allowance for credit losses of $751,000), $390,000 in premises and equipment and $570,000 in other assets. Total liabilities acquired amounted to $64,208,000, including $63,769,000 in deposits.

The total consideration paid to BMC shareholders and option holders was approximately $14,311,000 which was comprised of $1,911,000 in cash payments to holders of outstanding BMC stock options, $6,200,000 in cash and 522,106, split adjusted, shares of the Company’s common stock (valued at $6,200,000 for purposes of the merger agreement). Total consideration paid to BMC shareholders was established under the terms of the merger agreement based on a value of $26.22 per share of BMC common stock.

The excess of the purchase price over the estimated fair value of the net assets acquired was $8,955,000, which was recorded as goodwill, is not subject to amortization, and is not expected to be deductible for tax purposes. In addition, assets acquired also included a core deposit intangible of $1,500,000 which is being amortized using a straight-line method over a period of seven years with no significant residual value. Amortization expense recognized in 2005 was $214,000.

The accompanying consolidated financial statements include the accounts of BMC since January 1, 2005. The following supplemental pro forma information discloses selected financial information for the periods indicated as though the BMC merger had been completed as of the beginning of each of the periods being reported. Dollars are in thousands except per share data. 2004 pro forma net income includes non-recurring merger expenses for legal, accounting and other professional fees, net of tax, totaling $602,000.

	Years Ended December 31,
	2005	2004

Revenue	$29,830	$24,475

Net income	$6,044	$3,153

Diluted earnings per share	$0.94	$0.50

3.                                      AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2005 and 2004 consisted of the following:

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$23,314	$—	$(658)	$22,656
Obligations of states and political subdivisions	31,036	371	(473)	30,934
U.S. Government agencies collateralized by mortgage obligations	48,479	237	(285)	48,431
Other securities	3,608	—	(37)	3,571

	$106,437	$608	$(1,453)	$105,592

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Debt securities:
U.S. Government agencies	$22,492	$119	$(267)	$22,344
Obligations of states and political subdivisions	19,993	637	(121)	20,509
U.S. Government agencies collateralized by mortgage obligations	52,292	466	(255)	52,503
Other securities	3,644	—	(17)	3,627

	$98,421	$1,222	$(660)	$98,983

Investment securities with unrealized losses at December 31, 2005 are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Debt securities:
U.S. Government agencies	$2,939	$(55)	$19,717	$(603)	$22,656	$(658)
Obligations of states and political sub-divisions	13,646	(270)	4,181	(203)	17,827	(473)
U.S. Government agencies collateralized by mortgage obligations	19,473	(161)	9,887	(124)	29,360	(285)
Other securities	1,463	(37)	—	—	1,463	(37)

	$37,521	$(523)	$33,785	$(930)	$71,306	$(1,453)

At December 31, 2005, the Company held 143 investment securities of which 50 were in a loss position for less than twelve months and 24 were in a loss position and had been in a loss position for twelve months or more. Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted decline in fair value is considered temporary and due only to interest rate fluctuations.

Net unrealized (losses) gains on available-for-sale investment securities totaling $(845,000) and $562,000 are recorded net of $338,000 and $(232,000) in tax benefit (expense) as accumulated other comprehensive (loss) income within shareholders’ equity at December 31, 2005 and 2004, respectively.

Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $15,487,000 and $92,000, respectively, for the year ended December 31, 2005. Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $4,775,000 and $483,000, respectively, for the year ended December 31, 2004. Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $9,105,000 and $506,000, respectively, for the year ended December 31, 2003.

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value

Within one year	$997	$986
After one year through five years	26,347	25,742
After five years through ten years	12,705	12,524
After ten years	14,301	14,338

	54,350	53,590
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	48,479	48,431
Other securities	3,608	3,571

	$106,437	$105,592

Investment securities with amortized costs totaling $27,877,000 and $30,248,000 and fair values totaling $27,800,000 and $30,807,000 were pledged to secure public deposits, other contractual obligations, short-term borrowings and long-term debt at December 31, 2005 and 2004, respectively.

4.                                      LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows:

	December 31,
(In thousands)	2005	2004

Commercial	$82,978	$57,669
Real estate	124,043	75,424
Real estate – construction, land development and other land loans	46,523	35,364
Equity lines of credit	23,604	18,714
Agricultural	17,547	15,946
Installment	7,539	6,420
Other	160	240

	302,394	209,777

Deferred loan fees, net	(592)	(498)
Allowance for credit losses	(3,339)	(2,697)

	$298,463	$206,582

At December 31, 2005 and 2004, loans originated under Small Business Administration (SBA) programs totaling $27,760,000 and $24,311,000, respectively, were included in the real estate and commercial categories.

Salaries and employee benefits totaling $495,000, $354,000 and $214,000 have been deferred as loan origination costs for the years ended December 31, 2005, 2004 and 2003, respectively.

Changes in the allowance for credit losses were as follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003

Balance, beginning of year	$2,697	$2,425	$2,433
Provision charged to operations	510	—	—
Losses charged to the allowance	(787)	(24)	(217)
Recoveries	168	296	209
Allowance acquired in merger of Bank of Madera County	751	—	—

Balance, end of year	$3,339	$2,697	$2,425

There were two loans considered to be impaired at December 31, 2005 totaling $616,000. There were no loans considered to be impaired at December 31, 2004. There was no required valuation allowance for these impaired loans. The average investment in impaired loans during 2005, 2004 and 2003 was $776,000, $36,000 and $651,000, respectively. No interest income was recognized for impaired loans in 2005, 2004 or 2003.

At December 31, 2005, nonaccrual loans totaled $616,000 and interest foregone on nonaccrual loans totaled $76,000 for the year then ended. There were no loans on nonaccrual at December 31, 2004 or interest foregone on nonaccrual loans for the year then ended. Interest foregone on nonaccrual loans totaled $27,000 for the year ended December 31, 2003.

5.                                      EQUIPMENT LEASED TO OTHERS

Prior to 2003, the Bank entered into leasing arrangements through certain leasing brokers to lease computer equipment to various entities. During 2004, the remaining leases matured and the underlying equipment was fully depreciated. As a result, there was no recorded investment in equipment leased to others at December 31, 2005 and 2004. Rental income for the years ended December 31, 2004 and 2003 was $38,000 and $485,000, respectively. Depreciation expense, net of the reduction in provision for allowance for losses on equipment, was $38,000 and $202,000 for 2004 and 2003, respectively.

6.                                      BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
(In thousands)	2005	2004

Land	$250	$250
Buildings and improvements	1,161	1,161
Furniture, fixtures and equipment	4,693	3,862
Leasehold improvements	1,718	1,702

	7,822	6,975

Less accumulated depreciation and amortization	(4,910)	(4,251)

	$2,912	$2,724

Depreciation and amortization included in occupancy and equipment expense totaled $982,000, $796,000 and $721,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.                                      DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
(In thousands)	2005	2004

Savings	$24,389	$20,518
Money market	108,024	89,904
NOW accounts	56,991	52,571
Time, $100,000 or more	48,670	25,854
Time, under $100,000	39,911	32,104

	$277,985	$220,951

Aggregate annual maturities of time deposits are as follows (in thousands):

Year Ending December 31,

2006	$70,615
2007	13,002
2008	547
2009	2,796
2010	1,621

$88,581

Interest expense recognized on interest-bearing deposits consisted of the following:

	Year Ended December 31,
(In thousands)	2005	2004	2003

Savings	$89	$67	$66
Money market	1,500	660	659
NOW accounts	60	51	49
Time certificates of deposit	2,237	1,015	1,230

	$3,886	$1,793	$2,004

8.                                      BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (FHLB) of San Francisco at December 31, 2005 and 2004 consisted of the following:

2005			2004
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
(Dollars in thousands)			(Dollars in thousands)

$2,000	2.10%	February 13, 2006	$2,000	1.38%	February 11, 2005
2,000	2.66%	February 12, 2007	2,000	2.10%	February 13, 2006
			2,000	2.66%	February 12, 2007

4,000			6,000

(2,000)	Less short-term portion		(2,000)	Less short-term portion

$2,000	Long-term debt		$4,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $6,680,000 and $9,668,000 and market values totaling $6,598,000 and $9,822,000 at December 31, 2005 and 2004, respectively. The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Other Long-Term Debt

The Company has a note payable to a financial institution with a balance of $2,500,000 at December 31, 2005. The note bears a variable interest rate of LIBOR plus 2.5% (6.56% as of December 31, 2005). Payment terms call for interest only payments based on the financial institution’s prime rate or LIBOR at the Company’s discretion. Payments are due on March 31, June 30, September 30 and December 31, 2006. Beginning on March 31, 2006, one-eighth (1/8) of the principal is due with each quarterly payment, along with all accrued interest. The remaining principal and accrued interest is due when the note matures on December 31, 2007. The note is secured by 20% of the issued and outstanding stock of the Company’s subsidiary bank (Central Valley Community Bank) with the value of pledged stock to be not less than 200% of the outstanding principal balance.

Other long-term debt matures as follows:

Year Ending December 31,

2006	$1,250,000
2007	1,250,000

$2,500,000

Lines of Credit

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $14,100,000 and $10,100,000 at December 31, 2005 and 2004, respectively, at interest rates which vary with market conditions. The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2005 and 2004 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,350,000 and $3,504,000 and market values totaling $3,252,000 and $3,456,000, respectively. At December 31, 2005 and 2004, the Bank had no outstanding borrowings under these lines of credit.

9.             INCOME TAXES

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

(In thousands)	Federal	State	Total

2005

Current	$2,512	$979	$3,491
Deferred	(72)	(75)	(147)

Provision for income taxes	$2,440	$904	$3,344

2004

Current	$1,719	$634	$2,353
Deferred	(313)	(96)	(409)

Provision for income taxes	$1,406	$538	$1,944

2003

Current	$1,258	$280	$1,538
Deferred	(96)	57	(39)

Provision for income taxes	$1,162	$337	$1,499

Deferred tax assets (liabilities) consisted of the following:

	December 31,
(In thousands)	2005	2004

Deferred tax assets:
Allowance for credit losses	$768	$539
Other reserves	122	111
Bank premises and equipment	271	153
Deferred compensation	1,199	1,003
Future benefit of state tax	300	92
Unrealized loss on available-for-sale investment securities	338	—
State net operating loss	80	—

Total deferred tax assets	3,078	1,898

Deferred tax liabilities:
Other accruals	(118)	(157)
Unrealized gain on available-for-sale investment securities	—	(232)
Future liability of State deferred tax asset	(157)	—
Core deposit intangible	(577)	—

Total deferred tax liabilities	(852)	(389)

Net deferred tax assets	$2,226	$1,509

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes. The significant items comprising these differences for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.1%	7.1%	6.1%
Tax exempt investment security income, net	(4.2)%	(4.9)%	(5.1)%
Bank owned life insurance, net	(0.9)%	(1.4)%	(2.2)%
Other	(0.4)%	(0.3)%	(2.0)%

Effective tax rate	35.6%	34.5%	30.8%

10.          COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases. Rental expense included in occupancy and equipment and other expenses totaled $518,000, $359,000 and $334,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Year Ending December 31,

2006	$600
2007	522
2008	475
2009	365
2010	307
Thereafter	624

$2,893

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2005 and 2004 was $1,385,000 and $753,000, respectively.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $5,098,000 at December 31, 2005.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
(In thousands)	2005	2004

Commitments to extend credit	$133,876	$106,561
Standby letters of credit	$80	$1,255

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2005 and 2004. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2005, commercial loan commitments represent approximately 52% of total commitments and are generally secured by collateral other than real estate or unsecured. Real estate loan commitments represent 37% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. Consumer loan commitments represent the remaining 11% of total commitments and are generally unsecured. In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2005, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans. At that date, approximately 91.7% of the Bank’s loans were commercial and real-estate-related, representing 27.5% and 64.2% of total loans, respectively.

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

Contingencies

During 2005, the Company wrote down its investment in a title and insurance company by an additional $100,000 to its estimated fair value of $250,000. This investment is included in accrued interest receivable and other assets in the consolidated balance sheet. The title and insurance company was sold in 2005. To date, the Company has received $176,000 from the sale. The Company anticipates full recovery of the balance of the investment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2005.

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

	2005		2004
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$31,767	6.84%	$29,259	8.03%
Minimum regulatory requirement	$18,572	4.00%	$14,574	4.00%

Central Valley Community Bank	$32,493	7.00%	$29,913	8.24%
Minimum requirement for “Well-Capitalized” institution	$23,204	5.00%	$18,155	5.00%
Minimum regulatory requirement	$18,563	4.00%	$14,524	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$31,767	9.26%	$29,259	11.55%
Minimum regulatory requirement	$13,719	4.00%	$10,137	4.00%

Central Valley Community Bank	$32,493	9.48%	$29,913	11.83%
Minimum requirement for “Well-Capitalized” institution	$20,572	6.00%	$15,166	6.00%
Minimum regulatory requirement	$13,715	4.00%	$10,111	4.00%

	2005		2004
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$35,106	10.24%	$31,956	12.61%
Minimum regulatory requirement	$27,437	8.00%	$20,273	8.00%

Central Valley Community Bank	$35,832	10.45%	$32,610	12.90%
Minimum requirement for “Well-Capitalized” institution	$34,287	10.00%	$25,277	10.00%
Minimum regulatory requirement	$27,429	8.00%	$20,222	8.00%

Dividends

The Company did not pay any cash dividends in 2005

On May 19, 2004, the Board of Directors declared a $.05 per share cash dividend for shareholders of record as of June 4, 2004, paid on or about June 30, 2004. On May 21, 2003, the Board of Directors declared a $.05 per share cash dividend to shareholders of record as of June 2, 2003, paid on or about June 30, 2003.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank. The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2005, retained earnings of $13,389,000 were free of such restrictions.

Share Repurchase Plan

During 2004 and 2003, the Company approved stock repurchase plans authorizing the purchase of shares up to a total cost of $500,000, or approximately 2% of its common stock, in each year. As of December 31, 2004 and 2003, the Company repurchased 18,000 and 10,926 shares at a total cost of $213,000 and $81,000, respectively. On October 20, 2004, the Company’s Board of Directors suspended the stock repurchase program.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
(In thousands, except share and per share amounts)	2005	2004	2003

Basic Earnings Per Share:

Net income	$6,044	$3,695	$3,372

Weighted average shares outstanding	5,844,110	5,253,658	5,172,704

Net income per share	$1.03	$0.71	$0.65

Diluted Earnings Per Share:

Net income	$6,044	$3,695	$3,372

Weighted average shares outstanding	5,844,110	5,253,658	5,172,704
Effect of dilutive stock options	571,298	585,252	484,972

Weighted average shares of common stock and common stock equivalents	6,415,408	5,838,910	5,657,676

Net income per diluted share	$0.94	$0.64	$0.60

Stock Options

During 1992, the Bank established a Stock Option Plan for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The Company assumed all obligations under this plan as of November 15, 2000, and options to purchase shares of the Company’s common stock were substituted for options to purchase shares of common stock of the Bank. Outstanding options under this plan are exercisable until their expiration; however, no new options will be granted under this plan.

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 1,085,290 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 62,426 remain reserved for future grants. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years.

On March 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan. The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The maximum number of shares that can be issued with respect to all awards under the plan is 476,000. The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. There were no grants under this plan in 2005.

A summary of the combined activity of the plans follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	1,052,860	$4.69	1,131,580	$4.64	1,062,176	$4.01
Options granted	156,300	$13.50	1,000	$11.30	156,200	$8.61
Options exercised	(111,980)	$4.08	(77,880)	$4.04	(62,296)	$3.93
Options canceled	(11,890)	$8.86	(1,840)	$6.34	(24,500)	$4.45

Options outstanding, end of year	1,085,290	$5.97	1,052,860	$4.69	1,131,580	$4.64

Options exercisable, end of year	841,770	$4.62	681,760	$4.19	574,800	$3.99

A summary of options outstanding at December 31, 2005 follows:

	Number of Options Outstanding December 31,	Weighted Average Remaining Contractual	Number of Options Exercisable December 31,
Range of Exercise Prices	2005	Life	2005

$ 3.25 to $ 3.88	410,760	4.64 years	386,650
$ 4.32 to $ 5.02	308,560	3.84 years	287,200
$ 5.38 to $ 7.75	69,800	6.65 years	53,600
$ 8.63 to $ 13.50	296,170	8.54 years	114,320

	1,085,290		841,770

12.          OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
(In thousands)	2005	2004	2003

Data processing	$707	$663	$684
Advertising	412	365	360
Audit and accounting fees	334	244	222
Amortization of core deposit intangible	214	—	—
Legal fees	192	129	101
Regulatory assessments	164	92	74
Other expenses	2,459	2,428	1,984

	$4,482	$3,921	$3,425

13.          EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) and profit sharing plan. The 401(k) plan covers substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service. Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service. Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors. Participants are automatically vested 100% in all employer contributions. The Bank contributed $275,000, $105,000 and $120,000 to the profit sharing plan in 2005, 2004 and 2003, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts. The amount to be contributed is announced by the Bank at the beginning of the plan year. For the years ended December 31, 2005, 2004 and 2003, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%. For the years ended December 31, 2005, 2004 and 2003, the Bank made matching contributions totaling $210,000, $188,000 and $157,000, respectively.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program. Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees. Deferred amounts earn interest at an annual rate determined by the Board of Directors (6.25% at December 31, 2005). At December 31, 2005 and 2004, the total net deferrals included in accrued interest payable and other liabilities were $1,285,000 and $1,190,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies. The cash surrender value of the policies totaled $3,921,000 and $3,801,000 at December 31, 2005 and 2004, respectively. The current annual tax-free interest rates on these policies is 5.2%. Income recognized on these policies, net of related expenses, for the years ended December 31, 2005, 2004 and 2003 totaled $120,000, $111,000 and $171,000, respectively.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2002. Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives. In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date based on a discount rate of 6.25%. The expense recognized under these plans for the years ended December 31, 2005, 2004 and 2003 totaled $332,000, $285,000 and $256,000, respectively. Accrued compensation payable under the salary continuation plan totaled $1,293,000 and $968,000 at December 31, 2005 and 2004, respectively.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $2,804,000 and $2,274,000 at December 31, 2005 and 2004, respectively. Income recognized on these policies, net of related expense, for the years ended December 31, 2005, 2004 and 2003 totaled $90,000, $85,000 and $90,000, respectively.

14.          LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2005	$420

Disbursements	212
Amounts repaid	(185)

Balance, December 31, 2005	$447

Undisbursed commitments to related parties, December 31, 2005	$1,485

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

At December 31, 2005, 2004 and 2003, the Company held securities classified as available-for-sale which had net unrealized gains or losses as follows:

(In thousands)	Before Tax	Tax (Expense) Benefit	After Tax

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(1,315)	$533	$(782)
Less reclassification adjustment for net gains included in net income	92	(37)	55

Total other comprehensive loss	$(1,407)	$570	$(837)

For the Year Ended December 31, 2004

Other comprehensive loss:
Unrealized holding losses	$(607)	$133	$(474)
Less reclassification adjustment for net gains included in net income	483	(164)	319

Total other comprehensive loss	$(1,090)	$297	$(793)

For the Year Ended December 31, 2003

Other comprehensive loss:
Unrealized holding losses	$(574)	$188	$(386)
Less reclassification adjustment for net gains included in net income	506	(157)	349

Total other comprehensive loss	$(1,080)	$345	$(735)

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2005 and 2004:

Cash and cash equivalents:  For cash and cash equivalents, the carrying amount is estimated to be fair value.

Available-for-sale investment securities and interest-bearing deposits in other banks:  For available-for-sale investment securities and interest-bearing deposits in other banks, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and deposits and indications of value provided by brokers.

Loans:  For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness adjusted for the allowance for credit losses. The carrying amount of accrued interest receivable approximates its fair value.

Bank owned life insurance:  The fair value of bank owned life insurance policies is based on cash surrender values at each reporting date as provided by the insurers.

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

	December 31, 2005		December 31, 2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$22,165	$22,165	$17,507	$17,507
Federal funds sold	29,830	29,830	26,307	26,307
Interest-bearing deposits in other banks	918	918	2,605	2,605
Available-for-sale investment securities	105,592	105,592	98,983	98,983
Loans	298,463	298,261	206,582	211,393
Bank owned life insurance	6,725	6,725	6,075	6,075
FHLB stock	1,659	1,659	1,420	1,420
Accrued interest receivable	2,232	2,232	1,413	1,413

Financial liabilities:
Deposits	$430,989	$429,153	$326,186	$308,325
Short-term borrowings	3,250	3,250	2,000	2,000
Long-term debt	3,250	3,144	6,500	6,310
Accrued interest payable	394	394	202	202

Off-balance-sheet financial instruments:
Commitments to extend credit	$133,876	$133,876	$106,561	$106,561
Standby letters of credit	80	80	1,255	1,255

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2005 and 2004

(In thousands)

	2005	2004

ASSETS

Cash and cash equivalents	$1,205	$709
Investment in subsidiary	42,249	30,261
Other assets	639	1,257

Total assets	$44,093	$32,227

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Short-term debt	$1,250	$—
Long-term debt	1,250	2,500
Other liabilities	70	121

Total liabilities	2,570	2,621

Shareholders’ equity:
Common stock	13,053	6,343
Retained earnings	28,977	22,933
Accumulated other comprehensive income, net of taxes	(507)	330

Total shareholders’ equity	41,523	29,606

Total liabilities and shareholders’ equity	$44,093	$32,227

CONDENSED STATEMENT OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003

Income:
Dividends declared by subsidiary - eliminated in consolidation	$—	$593	$—
Other income	1	—	42

Total income	1	593	42

Expenses:
Professional fees	106	96	62
Other expenses	500	378	184

Total expenses	606	474	246

(Loss) income before equity in undistributed income of subsidiary	(605)	119	(204)

Equity in undistributed net income of subsidiary	6,438	3,419	3,532

Income before income tax benefit	5,833	3,538	3,328

Income tax benefit	211	157	44

Net income	$6,044	$3,695	$3,372

CONDENSED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$6,044	$3,695	$3,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary	(6,438)	(3,419)	(3,532)
Decrease (increase) in other assets	792	(316)	(47)
(Decrease) increase in other liabilities	(51)	47	(22)

Net cash provided by (used in) operating activities	347	7	(229)

Cash flows used in investing activities:
Investment in subsidiary	(309)	(2,000)	—

Cash flows from financing activities:
Proceeds from borrowings		2,500
Share repurchase and retirement		(213)	(81)
Proceeds from exercise of stock options	458	317	245
Cash paid for dividends		(263)	(258)

Net cash provided by (used in) financing activities	458	2,341	(94)

Increase (decrease) in cash and cash equivalents	496	348	(323)

Cash and cash equivalents at beginning of year	709	361	684

Cash and cash equivalents at end of year	$1,205	$709	$361

Non-cash investing activities:
Net change in unrealized (loss) gain on available-for-sale investment securities	$(1,407)	$(1,090)	$(1,080)

Fair market value of common stock issued in acquisition of subsidiary	$6,079	$—	$—

Non-cash financing activities:
Tax benefit from stock options exercised	$173	$143	$78

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2005	2005	2005	2005	2004	2004	2004	2004
Net interest income	$5,945	$5,592	$5,357	$5,037	$4,170	$3,821	$3,465	$3,365
Provision for loan and lease losses	500	10	—	—	—	—	—	—
Non-interest income	933	960	1,012	855	852	842	900	1,343
Non-interest expenses	3,811	3,953	3,978	4,051	3,496	3,151	3,102	3,370
Income before provision for income taxes	2,567	2,589	2,391	1,841	1,526	1,512	1,263	1,338
Provision for income taxes	899	940	858	647	485	544	438	477
Net income	$1,668	$1,649	$1,533	$1,194	$1,041	$968	$825	$861

Per share:
Basic earnings per share	$0.28	$0.28	$0.26	$0.21	$0.20	$0.18	$0.16	$0.17
Diluted earnings per share	$0.25	$0.26	$0.24	$0.19	$0.18	$0.16	$0.15	$0.15

ITEM 9 -                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -             CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

ITEM 9b -              OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 -              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2005 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

ITEM 11 -              EXECUTIVE COMPENSATION.

The information required by this Item can be found in the Company’s Definitive Proxy Statement under the captions “Executive Compensation” and is by this reference incorporated herein.

ITEM 12 -              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information concerning security ownership of certain beneficial owners and management, see “PRINCIPAL SHAREHOLDERS” and “ELECTION OF DIRECTORS OF THE COMPANY” in the Company’s Definitive Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

For information concerning securities authorized for issuance under equity compensation plans, See “STOCK OPTION PLANS” in the Company’s Definitive Proxy Statement, which sections of the Proxy Statement are incorporated  herein by reference

ITEM 13 -              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “INDEBTEDNESS OF MANAGEMENT” in the Company’s Definitive Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning principal accounting fees and services, see  “ PRINCIPAL ACCOUNTING FEES AND SERVICES” in the Company’s Definitive Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

ITEM 15 -              EXHIBITS

(a)  EXHIBITS

See Index to Exhibits at pages 97 through 101 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 24, 2006	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 24, 2006
Daniel J. Doyle,
President and Chief Executive
Officer and Director (principal
executive officer)

/s/ Gayle Graham		Date: March 24, 2006
Gayle Graham,
Senior Vice President and Chief Financial Officer
(principal accounting officer
and principal financial officer)

Daniel N. Cunningham *		Date: March 24, 2006
Daniel N. Cunningham,
Chairman of the Board and
Director

Sidney B. Cox *		Date: March 24, 2006
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 24, 2006
Edwin S. Darden, Director

Steven D. McDonald *		Date: March 24, 2006
Steven D. McDonald, Director

Louis McMurray *		Date: March 24, 2006
Louis McMurray, Director

Wanda L. Rogers *		Date: March 24, 2006
Wanda L. Rogers, Director

William S. Smittcamp *		Date: March 24, 2006
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 24, 2006
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 24, 2006
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

3.1.3

Certificate of Amendment of Articles of Incorporation, dated January 6, 2003 (incorporated herein by reference to Exhibit 3.1.3 to Registrant’s Annual report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004.

3.1.4

Certificate of Amendment of Articles of Incorporation, dated October 31, 2005 (incorporated herein by reference to Exhibit 3.(I) to Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed November 14, 2005.

3.2	Bylaws of the Company as amended to date. (2)

4	N/A

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (3) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (2) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (2) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (2) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (2) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (2) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (2) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (2) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (2) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (2) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (2) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (2) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (2) *

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (2) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (2) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (2) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (2) *

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (2) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (2) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (2) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (2) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (2) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (3) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (3) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (3) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (6) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (6) *

10.36

Form of Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002. (7) *

10.37

Schedule A, Participants’ Normal Retirement Age and Form of Benefit Elected to Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002 . (7) *

10.38

Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002. (7) *

10.39

Schedule B, Participants and Their Executive Interest in Clovis Community Bank Split Dollar Agreement and Endorsement, by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002. (7) *

10.40	Central Valley Community Bank Employee and Director Preferred Interest Bonus Plan. (7) *

10.41	Amendment No. 1 to Employment Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective July 17, 2002. (8) *

10.42	Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective October 16, 2002. (9)*

10.43

Form of Amendment to the Split Dollar Agreement and Policy Endorsement with Central Valley Community Bank by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 1, 2003. (10)*

10.44

Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 1, 2003. (10)*

10.45	Amendment No. 2 to Executive Salary Continuation Agreement by and between Central Valley Community Bank, f/k/a Clovis Community Bank, and Daniel J. Doyle. (11)*

10.46	Amendment No. 1 to Endorsement Split Dollar Plan Agreement by and between Central Valley Community Bank, f/k/a Clovis Community Bank, and Daniel J. Doyle. (11)*

10.47

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Daniel N. Cunningham effective October 31, 2003. (12)*

10.48

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and William S. Smittcamp effective October 31, 2003. (12)*

10.49

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Louis McMurray effective October 31, 2003. (12)*

10.50

Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Wanda Lee Rogers effective October 31, 2003. (12)*

10.51	Business Loan Agreement and Pledge Agreement dated as of December 17, 2004, between Central Valley Community Bancorp and Bank of the West. (13)

10.52

Form of Amendment No. 1 To Salary Continuation Agreement dated June 7, 2000 by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry, Tom Sommer and Shirley Wilburn effective February 1, 2005. (14)*

10.53	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005. (14)*

10.54	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005. (14)*

10.56	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005. (14)*

10.57	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005. (14)*

10.58

Form of Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry and Tom Sommer effective February 1, 2005. (14)*

10.59	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005. (14)*

10.60	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005. (14)*

10.61	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005. (14)*

10.62	Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005. (14)*

10.63	Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005. (14)*

10.64	Central Valley Community Bancorp 2005 Omnibus Incentive Plan (incorporated by reference from Appendix A to the registrant’s proxy statement filed April 5, 2005. (14)*

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*              Management contract and compensatory plans

(1)           Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the “2000 Form
10-KSB”) and incorporated herein by reference.

(2)           Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)           Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the “2000 Plan S-8 Registration Statement”) and incorporated herein by reference.

(4)           Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the “1992 Plan S-8 Registration Statement”) and incorporated herein by reference.

(5)           Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)           Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)           Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)           Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)           Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)         Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)         Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)         Filed as Exhibits to the Annual Report on  Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)         Filed as Exhibits to the Annual Report on  Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)         Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.