Form 10-Q
period 2006-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2006-05-12
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 10, 2006 there were 5,974,400 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2005 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share amounts)	March 31, 2006	December 31, 2005

ASSETS
Cash and due from banks	$18,560	$22,165
Federal funds sold	31,315	29,830
Total cash and cash equivalents	49,875	51,995
Interest bearing deposits in other banks	918	918
Available-for-sale investment securities (Amortized cost of $107,250 at March 31, 2006 and $106,437 at December 31, 2005)	106,116	105,592
Loans, less allowance for credit losses of $3,195 at March 31, 2006 and $3,339 at December 31, 2005	290,423	298,463
Bank premises and equipment, net	3,078	2,912
Bank owned Life Insurance	6,782	6,725
Federal Home Loan Bank stock	1,679	1,659
Goodwill and intangible assets	10,166	10,241
Accrued interest receivable and other assets	5,114	5,172

Total assets	$474,151	$483,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$131,534	$153,004
Interest bearing	288,567	277,985
Total deposits	420,101	430,989

Short-term borrowings	3,250	3,250
Long-term debt	938	3,250
Accrued interest payable and other liabilities	6,848	4,665

Total liabilities	431,137	442,154

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; outstanding 5,923,540 at March 31, 2006 and 5,891,820 at December 31, 2005	13,287	13,053
Retained earnings	30,407	28,977
Accumulated other comprehensive loss, net of tax	(680)	(507)
Total shareholders’ equity	43,014	41,523

Total liabilities and shareholders’ equity	$474,151	$483,677

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
(In thousands except per share amounts)	2006	2005
INTEREST INCOME:
Interest and fees on loans	$5,995	$4,545
Interest on Federal funds sold	270	142
Interest and dividends on investment securities:
Taxable	720	843
Exempt from Federal income taxes	306	328
Total interest income	7,291	5,858
INTEREST EXPENSE:
Interest on deposits	1,262	761
Other	64	60
Total interest expense	1,326	821
Net interest income before provision for credit losses	5,965	5,037
PROVISION FOR CREDIT LOSSES	400	—
Net interest income after provision for credit losses	5,565	5,037

NON-INTEREST INCOME:
Service charges	555	578
Net realized gains on sales of investment securities	125	—
Appreciation in cash surrender value of bank owned life insurance	57	46
Loan placement fees	51	91
Federal Home Loan Bank stock dividends	19	16
Other income	173	124
Total non-interest income	980	855
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,508	2,390
Occupancy and equipment	555	510
Other expenses	1,257	1,151
Total non-interest expenses	4,320	4,051

Income before provision for income taxes	2,225	1,841
PROVISION FOR INCOME TAXES	795	647
Net income	$1,430	$1,194

Basic earnings per share	$0.24	$0.21
Diluted earnings per share	$0.22	$0.19

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE THREE MONTH PERIOD ENDED MARCH 31, 2006

(Unaudited)

				Accumulated
				Other
				Comprehensive	Total	Total
(In thousands, except share and per share	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
amounts)	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2005	5,257,734	$6,343	$22,933	$330	$29,606
Comprehensive income
Net income			6,044		6,044	$6,044
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(837)	(837)	(837)
Total comprehensive income						$5,207
Stock issued for acquisition	522,106	6,079			6,079
Stock options exercised and related tax benefit	111,980	631			631

Balance, December 31, 2005	5,891,820	13,053	28,977	(507)	41,523
Comprehensive income
Net income			1,430		1,430	$1,430
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale investment securities				(173)	(173)	(173)
Total comprehensive income						$1,257
Stock options exercised and related tax benefit	31,720	165			165
Stock-based compensation expense		69			69

Balance, March 31, 2006	5,923,540	$13,287	$30,407	$(680)	$43,014

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,430	$1,194
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	28	58
Depreciation, amortization and accretion, net	494	561
Stock-based compensation	69	—
Provision for loan losses	400	—
Net realized gains on sales of available-for-sale investment securities	(125)	—
Increase in bank owned life insurance, net of expenses	(56)	(46)
FHLB stock dividends	(19)	(14)
Net decrease in accrued interest receivable and other assets	183	1,888
Net increase in accrued interest payable and other liabilities	2,208	43
Net cash provided by operating activities	4,612	3,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired in acquisitions	21	13,844
Purchases of available for sale investment securities	(15,208)	(25,801)
Proceeds from sales or calls of available-for-sale investment securities	9,834	—
Proceeds from principal repayments of available for sale investment securities	4,480	4,051
Net decrease in interest bearing deposits in other banks	—	6
Net decrease (increase) in loans	7,612	(8,215)
Purchases of premises and equipment	(401)	(210)
Purchases of bank owned life insurance	—	(350)
Net cash provided by (used in) in investing activities	6,338	(16,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(16,762)	6,260
Net increase in time deposits	5,874	6,515
Repayments to Federal Home Loan Bank	(2,000)	(2,000)
Repayments of borrowings from other financial institutions	(312)	—
Proceeds from exercise of stock options	130	8
Net cash provided by (used in) financing activities	(13,070)	10,783
Decrease in cash and cash equivalents	(2,120)	(2,208)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,995	43,814
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,875	$41,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,310	$780
Income taxes		$683
Non-Cash Investing Activities:
Net change in unrealized losses on available-for-sale investment securities	$(289)	$(1,519)
Non-Cash Financing Activities:
Tax Benefit from stock options exercised	$35	$7
Supplemental schedules related to acquisition:
Acquisition of Bank of Madera County:
Deposits		$63,769
Other liabilities		439
Loans, net		(45,028)
Intangibles	$21	(10,455)
Premises and equipment		(390)
Federal Home Loan Bank stock		(172)
Other assets		(398)
Stock Issued		6,079
Cash acquired, net of cash paid to Bank of Madera County shareholders	$21	$13,844

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position and shareholders’ equity at March 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for the 3 month interim period ended March 31, 2006 and March 31, 2005, have been included. Certain reclassifications have been made to prior year amounts to conform to the 2006 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2. Stock-Based Compensation

The Company has three stock-based compensation plans, which are described in Note 3. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R). There were no grants made in the first quarter of 2006 or 2005. Results for prior periods have not been restated. Prior to January 1, 2006, The Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006 was $69,000 and $59,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.25 and $0.23, respectively, without the adoption of SFAS 123(R) compared to $0.24 and $0.22, respectively, as reported.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows. These excess tax benefits were not significant for the Company.

In February 2005 the Company accelerated the vesting of 186,000 options previously granted to certain directors and executive officers as reflected in the table below. No stock based compensation is reflected in net income for the quarter ended March 31, 2005 as a result of the acceleration of the vesting as it is expected that generally all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company’s stock option plans for the quarter ended March 31, 2005.

For the Quarter Ended March 31,
2005
(In thousands, except per share amounts)
Net earnings as reported	$1,194

Add: Share-based compensation cost, net of related tax effects, included in net income as reported	—

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(375)

Pro forma net income	$819

Basic earnings per share - as reported	$0.21
Basic earnings per share - pro forma	$0.14

Diluted earnings per share - as reported	$0.19
Diluted earnings per share - pro forma	$0.13

Note 3. Stock Option Plans

During 1992, the Bank established a Stock Option Plan for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The Company assumed all obligations under this plan as of November 15, 2000, and options to purchase shares of the Company’s common stock were substituted for options to purchase shares of common stock of the Bank. Outstanding options under this plan are exercisable until their expiration, however, no new options will be granted under this plan.

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 1,030,870 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 82,726 remain reserved for future grants. The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally over five years.

In March 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan. The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The maximum number of shares that can be issued with respect to all awards under the plan is 476,000. The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. There are no grants under this plan.

A summary of the combined activity of the plans follows:

	Three Months ended March 31, 2006
		Weighted	Weighted
		Average	Average Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	1,085,290	$5.97
Options granted	—	—
Options exercised	(31,720)	$4.10
Options canceled	(22,700)	$4.76

Options outstanding, end of period	1,030,870	$6.06	5.47	$9,631
Options vested or expected to vest at March 31, 2006	993,453	$5.98	6.85	$9,125
Options exercisable, end of period	796,950	$4.65	5.41	$8,550

There were no options granted in the quarters ended March 31, 2006 and 2005. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $345,000. The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield. The Company uses historical data to estimate expected option life. Stock volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.

As of March 31, 2006, there was $434,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992 Plan and 2000 Plan. The cost is expected to be realized over a weighted average period of 4.25 years. Total fair value of shares vested during the quarter ended March 31, 2006 was $17,052.

Note 4. Earnings per share

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2006	2005
Basic Earnings Per Share:

Net income	$1,430	$1,194

Weighted average shares outstanding	5,912,967	5,781,326

Net income per share	$0.24	$0.21

Diluted Earnings Per Share:

Net income	$1,430	$1,194

Weighted average shares outstanding	5,912,967	5,781,326

Effect of dilutive stock options	530,104	595,316

Weighted average shares of common stock and common stock equivalents	6,443,071	6,376,642

Net income per diluted share	$0.22	$0.19

Note 5. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income. Total comprehensive income for the three-month periods ended March 31, 2006 and 2005 was $1,257,000 and $290,000.

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

Commitments to extend credit amounting to $140,103,000 and $133,956,000 were outstanding at March 31, 2006 and December 31, 2005, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $67,248,000 and $64,374,000 were outstanding at March 31, 2006 and December 31, 2005, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $16,747,000 and $20,636,000 as of March 31, 2006 and December 31, 2005, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $69,000 and $80,000 were outstanding at March 31, 2006 and December 31, 2005, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2006 and December 31, 2005. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123(R)”) using the modified prospective transition method. Prior to adoption of this statement, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation. See Note 2 and 3 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 123(R) and for further information on the Company’s stock-based compensation plans. In March 2005 the Company adopted the Central Valley Community Bancorp Incentive Plan. Under this plan, the Company can award stock appreciation rights and restricted stock in addition to the incentive and non-statutory stock options.

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2005 Annual Report to Shareholders’ on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Three Months of 2006

In the first three months of 2006, our results exceeded those of the first quarter of 2005 by 19.8%. Net income was  $1,430,000 for the first three months of 2006 compared to net income of $1,194,000 for the first three months of 2005. Results for the first three months of 2006 included a $240,000 after tax addition to the allowance for credit losses, compared to no provision for credit losses in the first quarter of 2005. Diluted EPS for the first three months of 2006 was $0.22 compared to $0.19 for the first three months of 2005.

Annualized return on average equity for the first three months of 2006 was 13.40% compared to 13.22% for the same period of 2005. Total equity was $43,014,000 at March 31, 2006 compared to $35,990,000 at March 31, 2005.

In comparing first quarter 2006 to first quarter 2005, total loans continued to grow at a double digit pace. Average total loans increased $38,477,000 or 14.9% in the first three months of 2006 compared to the first three months of 2005. Asset quality continues to be strong. The Bank had one non-accrual loan at March 31, 2006 totaling $591,000 compared to three loans totaling $1,308,000 at March 31, 2005 and had no other real estate owned at March 31, 2006 or 2005. In the first quarter of 2006, we recorded a charge-off which consisted of a $527,000 commercial relationship in the Sacramento area. The addition of $400,000 to the allowance for credit losses was to restore the allowance to the level of estimated reserves for probable losses in the portfolio. Refer to Provision for Credit Loss and Allowance for Credit Losses for further discussion.

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

At March 31, 2006, we had total loans of $293,618,000, total assets of $474,151,000, total deposits of $420,101,000 and stockholders’ equity of $43,014,000.

Central Valley Community Bank  (Bank)

The Bank commenced operations in January 1980 as a state-chartered bank. As a state-chartered bank, the Bank is subject to primary supervision, examination and regulation by the Department of Financial Institutions. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits thereof, and the Bank is subject to supervision, examination and regulations of the FDIC.

In February 2006, we opened our newest branch in downtown Fresno bringing the total number of branches to ten (10) full service branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento. Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2005 FDIC data, the Bank’s seven (7) branches in Fresno County (Clovis, Fresno, Kerman, and Prather) had a 5.0% combined deposit market share of all banks and 4.0% of all depositories including credit unions, thrifts, and savings banks.

The Bank anticipates additional branch openings to meet the growing service needs of its customers. We have been approved by FDIC and the California Department of Financial Institutions (DFI) for a new branch site in the Sunnyside area of Fresno and anticipate the branch opening in the third quarter of 2006. The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

• Return to our stockholders;

• Return on average assets;

• Development of core revenue streams, including net interest income and non-interest income;

• Asset quality;

• Asset growth; and

• Operating efficiency.

Return to Our Stockholders.

Our return to our stockholders is measured in the form of return on average equity (“ROE”). Our net income for the three months ended March 31, 2006 increased $236,000 or 19.8% to $1,430,000 compared to $1,194,000 for the three months ended March 31, 2005. Net income increased mainly due to an increase in net interest income provided by the continued increase in interest rates, management of deposit interest expense, and our own organic growth. Non-interest income also increased and was partially offset by an increase in interest expenses and operating expenses. Basic EPS increased to $0.24 for the three months ended March 31, 2006 compared to $0.21 for the three months ended March 31, 2005. Diluted EPS increased to $0.22 for the three months ended March 31, 2006 compared to $0.19 for the three months ended March 31, 2005. The increase in EPS was due primarily to the increase in net income, partially offset by an increase in average shares outstanding as a result of the exercise of stock options. Our annualized ROE was 13.40% for the three months ended March 31, 2006 compared to 15.63% for the year ended December 31, 2005 and 13.22% for the three months ended March 31, 2005.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our annualized ROA for the three months ended March 31, 2006 was 1.22% compared to 1.33% for the year ended December 31, 2005 and 1.08% for the three months ended March 31, 2005. The decrease in ROA compared to December 2005 is due to the decrease in net income relative to our increase in average assets. Average assets March 31, 2005 were $468,689,000 compared $455,680,000 December 31, 2005. ROA for our peer group was 1.54% at December 31, 2005. Peer group from SNL Financial data includes all holding companies in California with assets from $300M to $500M and not subchapter S.

Development of Core Earnings

 Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposits and managing the cost of funds. As a result, our net interest income before provision for credit losses increased $928,000 or 18.4% to $5,965,000 for the three months ended March 31, 2006 compared to $5,037,000 for the three months ended March 31, 2005. Another measurement of those efforts is our net interest margin which improved 55 basis points to 5.74% for the three months ended March 31, 2006 compared to 5.19% for the three months ended March 31, 2005.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and gains on sale from investment securities. Non-interest income for the first three months of 2006 increased $125,000 or 14.6% to $980,000 compared to $855,000 for the first three months of 2005 mainly due to the gains from sales of investment securities. Customer service charges decreased slightly to $555,000 for the first three months of 2006 compared to $578,000 for the same period in 2005. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. The Company had one non-performing loan for $591,000 as of March 31, 2006 compared to two non-performing loans totaling $616,000 as of December 31, 2005. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods. Non-performing loans as a percentage of total loans was 0.2% as of March 31, 2006 compared to 0.2% at December 31, 2005, and 0.5% at March 31, 2005. The Company did not have any other real estate owned at March 31, 2006 or December 31, 2005, or March 31, 2005.

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

The influence of our agricultural portfolio, particularly for raisins and nuts, is reflected in the differences in loan and deposit volumes from December 31, 2005 to March 31, 2006. Generally, agricultural processors sell the crops harvested in the fourth quarter of each year and hold the funds to be disbursed to the farmers until the first quarter of the following year creating a temporary increase in deposits. In the first quarter of each year, the farmers then pay down their agricultural loans with their crop proceeds. This trend is reflected in our first quarter loan and deposit numbers. Total assets decreased 2.0% during the first three months of 2006 from $483,677,000 as of December 31, 2005 to $474,151,000 as of March 31, 2006. Total gross loans decreased 2.7% to $293,618,000 as of March 31, 2006 compared to $301,802,000 as of December 31, 2005. Total deposits decreased 2.5% to $420,101,000 as of March 31, 2006 compared to $430,989,000 as of December 31, 2005. We expect the agricultural borrowings will begin to increase as the farmers begin their new crop year. We continue to under perform in our loan to deposit ratio compared to our peers. Our loan to deposit ratio at March 31, 2006 was 69.9% compared to 70.0% at December 31, 2005. The loan to deposit ratio of our peers was 94.7% at December 31, 2005. Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. The Bank’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) improved to 60.1% for the first three months of 2006 compared to 64.1% for the first three months of 2005. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. The Bank’s net interest income before provision for credit losses plus non-interest income increased 15.9% to $6,866,000 for the three months ended March 31, 2006 compared to $5,925,000 for the same period in 2005, while operating expenses, excluding amortization of intangibles, increased 8.5% to $4,123,000 from $3,799,000 for the same period in 2005.

RESULTS OF OPERATIONS

Net Income for the First Three Months of 2006 Compared to the First Three Months of 2005:

Net income increased to $1,430,000 for the three months ended March 31, 2006 compared to $1,194,000 for the three months ended March 31, 2005. Basic earnings per share were $0.24 and $0.21 for the three months ended March 31, 2006 and 2005, respectively. Diluted earnings per share were $0.22 and $0.19 for the three months ended March 31, 2006 and 2005, respectively. ROE was 13.40% for the three months ended March 31, 2006 compared to 13.22% for the three months ended March 31, 2005. ROA for the three months ended March 31, 2006 was 1.22% compared to 1.08% for the three months ended March 31, 2005.

The increase in net income and profitability for the three months ended March 31, 2006 compared to the same period in the prior year was mainly due to the increases in net interest income and non-interest income and was partially offset by the increases in the provision for credit losses and increases in non-interest expenses. Net interest income increased due to an increase in average interest earning assets provided by our organic growth, and the positive effect of our asset sensitive position and our ability to attract non-interest bearing deposits. The eight increases in the Federal funds interest rate from March 31, 2005 to March 31, 2006 also contributed to the increase in net interest income. Non-interest expenses increased primarily due to salaries and benefits and occupancy and equipment expenses. Further discussion of salary and occupancy expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	FOR THE THREE MONTHS ENDED			FOR THE THREE MONTHS ENDED
	MARCH 31, 2006			MARCH 31, 2005
(Unaudited)	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning deposits in other banks	$918	$8	3.49%	$2,621	$11	1.68%
Securities
Taxable securities	75,598	712	3.77%	96,455	832	3.45%
Non-taxable securities (1)	30,145	471	6.25%	21,858	497	9.10%
Total investment securities	105,743	1,183	4.47%	118,313	1,329	4.49%
Federal funds sold	24,701	270	4.37%	23,354	142	2.43%
Total	131,362	1,461	4.45%	144,288	1,482	4.11%
Loans (2) (3)	295,361	5,995	8.12%	256,376	4,545	7.09%
Federal Home Loan Bank stock	1,663	19	4.57%	1,588	16	4.03%
Total interest-earning assets	428,386	7,475	6.98%	402,252	6,043	6.01%
Allowance for credit losses	(3,373)			(3,428)
Non-accrual loans	603			1,111
Cash and due from banks	18,760			17,874
Bank premises and equipment	3,076			3,134
Other non-earning assets	21,237			21,932
Total average assets	$468,689	$7,475		$442,875	$6,043
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$84,541	$36	0.17%	$85,955	$37	0.17%
Money market accounts	108,583	512	1.89%	105,570	278	1.05%
Time certificates of deposit, under $100,000	43,512	303	2.79%	44,766	225	2.01%
Time certificates of deposit, $100,000 and over	48,128	411	3.42%	40,239	221	2.20%
Total interest-bearing deposits	284,764	1,262	1.77%	276,530	761	1.10%
Other borrowed funds	5,456	64	4.69%	7,411	60	3.24%
Total interest-bearing liabilities	290,220	1,326	1.83%	283,941	821	1.16%
Non-interest bearing demand deposits	132,791			119,310
Other liabilities	2,992			3,485
Shareholders’ equity	42,686			36,139
Total average liabilities and shareholders’ equity	$468,689	$1,326		$442,875	$821

Interest income and rate earned on average earning assets		7,475	6.98%		6,043	6.01%
Interest expense and interest cost related to average interest-bearing liabilities		1,326	1.83%		821	1.16%

Net interest income and net interest margin (4)		$6,149	5.74%		$5,222	5.19%

(1) Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $165 and $169 in 2006 and 2005, respectively.
(2) Loan interest income includes loan fees of $262 in 2006 and $237 in 2005.
(3) Average loans do not include non-accrual loans.
(4) Net interest margin is computed by dividing annualized net interest income by total average interest-earning assets.

Interest and fee income from loans increased 31.9% in the first three months of 2006 compared to the same period of 2005. Focusing on building relationships, which resulted in an increase in loan volume and eight interest rate increases that have occurred since March 31, 2005, were the major components of the $1,450,000 increase. Average total loans for the first three months of 2006 increased 15.2% to $295,964,000 compared to $257,487,000 for the same period in 2005. Competition for loans is strong in the Central Valley. We have seen an increase in the number of regional and community banks opening branches and loan centers. This competition is often reflected in aggressive loan pricing. We are committed to providing our customers with the best price, however we are also committed to increase our value to shareholders. We believe we were able to meet the challenge and reported an increase in the yield on loans of 103 basis points for the first three months of 2006 to 8.12% compared to 7.09% for the same period of 2005.

Interest income from total investments, (total investments include investment securities, Federal funds, interest bearing deposits with other banks, and other securities) decreased $17,000 in the first three months of 2006 compared to the same period of 2005, mainly due to the 9.0% decrease in average balances of total investments partially offset by the eight interest rate increases that have occurred since March 31, 2005. Income from investments represents 21.7% of net interest income.

In the first quarter of 2006, we repositioned our holdings in municipal securities and sold several municipal securities that were less than five years from maturity or call. The result of the approximate $4,139,000 repositioning was a net realized gain on sale of investments of $111,000. We believe this repositioning provided the best return for the short term municipals and will provide future reinvestment opportunities to increase yields.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”). At March 31, 2006, we held $47,899,000 or 45.1% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 4.36%. We understand the interest rate risks and prepayment risks associated with MBS and CMOs. In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten. Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend. Additionally, changes in interest rates are reflected in the market value of the investment portfolio. During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative. The change in market value, net of tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity. At March 31, 2006, the average life of the investment portfolio was 4.9 years and the market value reflected a pre-tax loss of $1,134,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans. At March 31, 2006, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $8,180,000. Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $7,596,000. The modeling environment assumes management would take no action during an immediate shock of 200 basis points. The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the fifteen changes in interest rates since June 30, 2004 which were in 25 basis point increments. However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio. For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy. The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first three months of 2006 increased  $1,433,000, to $7,291,000 compared to $5,858,000 for the three months ended March 31, 2005. The increase was due to the 6.5% increase in the average balance of interest earning assets, combined with the 97 basis point increase in the yield on those assets. Average interest earning assets increased to $428,386,000 for the three months ended March 31, 2006 compared to $402,252,000 for the three months ended March 31, 2005. The yield on interest earning assets increased to 6.98% for the three months ended March 31, 2006 compared to 6.01% for the three months ended March 31, 2005. The $26,134,000 increase in average earning assets can be attributed to our own organic growth.

Interest expense on deposits for the three months ended March 31, 2006 increased $501,000 or 65.8% to $1,262,000 compared to $761,000 for the three months ended March 31, 2005. This increase was due to the repricing of interest bearing deposits as a result of the increasing rate environment and the $8,234,000 increase in volume of average interest bearing deposits. Average interest-bearing deposits were $284,764,000 for the three months ended March 31, 2006 compared to $276,530,000 for the same period ended March 31, 2005. The 3.0% increase was the result of our own internal growth.

Average other borrowings decreased to $5,456,000 with an effective rate of 4.69% for the three months ended March 31, 2006 compared to $7,411,000 with an effective rate of 3.24% for the three months ended March 31, 2005. Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005. This bank loan is indexed to prime rate or to the three-month LIBOR and reprices quarterly. The FHLB advances are fixed rate borrowings.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 11.3% from an average $119,310,000 for the three months ended March 31, 2005 to $132,791,000 for the three months ended March 31, 2006. The cost of all of our interest bearing liabilities increased 67 basis points to 1.83% for the three months ended March 31, 2006 compared to 1.16% for the three months ended March 31, 2005. Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) increased 5.5% to $300,457,000 for the three months ended March 31, 2006 compared to $284,699,000 for the three months ended March 31, 2005.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2006 increased $928,000 or 18.4% to $5,965,000 compared to $5,037,000 for the three months ended March 31, 2005. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets which were partially offset by the increase in average interest bearing liabilities. Average interest earning assets were $428,386,000 for the three months ended March 31, 2006 with a net interest margin of 6.98% compared to $402,252,000 with a net interest margin of 6.01% for the three months ended March 31, 2005. For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type(Dollars in thousands)	March 31, 2006 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2005 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,372	28.7%	$1,325	27.5%
Real Estate	1,127	44.3%	1,138	41.0%
Real Estate - construction, land development and other land loans	294	14.2%	378	15.4%
Equity Lines of Credit	148	7.3%	175	7.8%
Agricultural	86	3.0%	120	2.5%
Consumer & Installment	139	2.5%	198	5.8%
Other	1	0.0%	1	0.0%
Non-specific reserve	28		4
	$3,195		$3,339

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first three months of 2006 were $400,000. There was no addition to the allowance for the first three months of 2005. The increase in 2006 is due in part to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses after the first quarter charge off of one commercial relationship. Recovery potential of approximately $152,000 is anticipated on this $527,000 charge off. The amount and timing of any recovery is subject to many factors and may or may not be realized.

Non-performing loans as a percentage of loans was 0.2% as of March 31, 2006 compared to 0.2% as of December 31, 2005 and 0.5% at March 31, 2005. Non-performing loans as of March 31 2006 totaled $591,000 and were comprised of one SBA loan which is secured by real estate. We do not anticipate a loss on this loan. The Company did not have any other real estate owned at March 31, 2006, December 31, 2005 or March 31, 2005.

The net charge off ratio, which reflects net charge-offs to average loans for the three months ended March 31, 2006 was 0.184% compared to a net recovery ratio of 0.003% for the same period in 2005. The historical ratios for the past three years were a net charge off ratio of 0.223% for 2005, a net recovery ratio of 0.139% for 2004, and a net charge-off ratio of 0.005% for 2003. Refer to the allowance for credit losses section for further discussion of credit quality.

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

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gain on sales of investments and other income. Non-interest income was $980,000 for the three months ended March 31, 2006 compared to $855,000 for the same period ended March 31, 2005. The $125,000 increase in non-interest income comparing the three months ended March 31, 2006 to the same period in 2005 was primarily due to the gain on sales of investments.

Customer service charges decreased $23,000 to $555,000 for the first three months of 2006 compared to $578,000 for the same period in 2005, mainly due to reduced NSF fees and transaction account service charges. The decrease in fees can be partially attributed to the success of our new Free Checking Account. This product has become the product of choice of our existing customers as well as new customers and offers a basic account with no average balance requirements, no monthly service charge, and pays no interest. Comparing March 2006 to March 2005, the number of accounts in this product increased 31% and the average balance per account in the Free Checking product was $2 ,300.

Net realized gains on sales of investment securities was $125,000 for the first three months of 2006 compared to no activity for the same period of 2005. In a recent review of our investment portfolio, we found an opportunity to reposition some of our municipal holdings. Approximately $4,139,000 in municipal securities was scheduled to either mature or be called in the next five years. We recognized this as an opportunity to sell these investments which resulted in a gain of $111,000 and begin seeking other investment alternatives to maximize our yield.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers. Loan placement fees decreased  $40,000 in the first three months of 2006 to $51,000 compared to $91,000 for the first three months of 2005. Normal home sales due to “moving up” or relocating are still fairly strong and Fresno and Madera counties continue to reflect affordable housing compared to other parts of California; however, refinancing activity, which is the major component of our loan placement fees, has dramatically slowed as reflected by the decrease in fees. It is anticipated we will continue to see this income decrease for the remainder of 2006. Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of bank owned life insurance (BOLI) increased $11,000 mainly due to $440,000 in new BOLI purchased in the second quarter of 2005. The Bank purchased the additional insurance in connection with increases to the split-dollar life insurance policies related to salary continuation benefits for four key executives. Offsetting the increase in volume was a decrease in the interest rate received. This interest rate is reviewed annually by the Board of Directors. Salary continuation and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends. We currently hold $1,679,000 in FHLB stock. Dividends in the first three months of 2006 increased  $3,000 compared to the same period in 2005. We anticipate this income to decline for the remainder of 2006 as the FHLB of San Francisco has announced plans to retain profits and to build their capital ratios.

Other income increased $49,000 for the first three months of 2006 compared to the same period in 2005. The increase can be attributed to an increase in merchant fees from bankcards, annual fees from a consumer credit line product, and fees from investment services provided by a third party.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses. Non-interest expenses increased $269,000 to $4,320,000 for the three months ended March 31, 2006 compared to $4,051,000 for the three months ended March 31, 2005.

The Bank’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, improved to 60.1% for the first three months of 2006 compared to 64.1% for the first three months of 2005.

Salaries and employee benefits increased $118,000 or 4.9% to $2,508,000 for the first three months of 2006 compared to $2,390,000 for the first three months of 2005. The increase in salaries and employee benefits for the three month period ended March 31, 2006 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits, the new employees for our Downtown branch, and incentive based compensation due to increased loan and deposit production profitability. Commissions paid for loan placements are also in this category and decreased $24,000 in the periods under review.

Occupancy and equipment expense increased $45,000 to $555,000 for the first three months of 2006 compared to $510,000 for the first three months of 2005. The 8.8% increase in occupancy expense for the three months ended March 31, 2006 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with opening the new downtown Fresno branch.

Other non-interest expenses increased $106,000 or 9.2% in the period under review. The following table describes significant components of other non-interest expense as a percentage of average assets.

For the three month periods ended March 31,	Other Expense 2006	Annualized % Avg Assets	Other Expense 2005	Annualized % Avg Assets
(Dollars in thousands)
Advertising	$113	0.10%	$123	0.11%
Audit/accounting	93	0.08%	60	0.05%
Data/item processing	200	0.17%	217	0.20%
ATM/debit card expenses (1)	(6)	-0.01%	23	0.02%
Director fees	34	0.03%	34	0.03%
Donations	23	0.02%	24	0.02%
Education/training	20	0.02%	17	0.02%
General Insurance	22	0.02%	23	0.02%
Legal fees	67	0.06%	37	0.03%
Postage	41	0.03%	40	0.04%
Regulatory assessments	29	0.02%	25	0.02%
Stationery/supplies	63	0.05%	50	0.05%
Telephone	25	0.02%	31	0.03%
Travel expense	14	0.01%	8	0.01%
Operating losses	1	0.00%	6	0.01%
Fair value write down	—	0.00%	100	0.02%
Other	518	0.44%	333	0.30%
Total other non-interest expense	$1,257		$1,151

(1)  Net of fees earned

Provision for Income Taxes

The effective income tax rate was 35.7% for the three months ended March 31, 2006 compared to 35.1% for the three months ended March 31, 2005. Provision for income taxes totaled $795,000 and $647,000 for the three months ended March 31, 2006, and 2005, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2006 compared to December 31, 2005

As of March 31, 2006, total assets were $474,151,000, a decrease of 2.0%, or $9,526,000, compared to $483,677,000 as of December 31, 2005. Total gross loans decreased 2.7% or $8,184,000, to $293,618,000 as of March 31, 2006 compared to $301,802,000 as of December 31, 2005. Total deposits decreased 2.5% or, $10,888,000 to $420,101,000 as of March 31, 2006 compared to $430,989,000 as of December 31, 2005. Stockholders’ equity increased to $43,014,000 as of March 31, 2006 compared to $41,523,000 as of December 31, 2005.

The influence of our agricultural portfolio, particularly for raisins and nuts, is reflected in the differences in loan and deposit volumes from December 31, 2005 to March 31, 2006. Generally, agricultural processors sell the crops harvested in the fourth quarter of each year and hold the funds to be disbursed to the farmers until the first quarter of the following year creating a temporary increase in deposits. In the first quarter of each year, the farmers then pay down their agricultural loans with their crop proceeds. It is anticipated that agricultural borrowing will increase for the remainder of 2006. The impact of this from several large processors of nuts and raisins was the major contributor to the decrease in deposits from December 31, 2005 to March 31, 2006.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale. As of March 31, 2006, $23,397,000 was held as collateral for public funds, treasury, tax, and for other purposes. Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee. It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The volume of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio. The amortized cost of these investment securities increased 0.8% from $106,437,000 at December 31, 2005 to $107,250,000 at March 31, 2006. The fair value of the portfolio reflected an unrealized loss of  $1,134,000 at March 31, 2006 compared to an unrealized loss of  $845,000 at December 31, 2005 which reflects the increase in the interest rate environment since the end of the year.

We held $1,679,000 in Federal Home Loan Bank stock as of March 31,2006 compared to $1,659,000 as of December 31, 2005. The increase is the result of dividends received.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross	Estimated
March 31, 2006	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$26,878	—	$(678)	$26,200
Obligations of states and political subdivisions	28,652	$224	(420)	28,456
U.S. Government agencies collateralized by mortgage obligations	48,104	176	(381)	47,899
Other securities	3,616	—	(55)	3,561

	$107,250	$400	$(1,534)	$106,116

		Gross	Gross	Estimated
December 31, 2005	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$23,314	—	$(658)	$22,656
Obligations of states and political subdivisions	31,036	$371	(473)	30,934
U.S. Government agencies collateralized by mortgage obligations	48,479	237	(285)	48,431
Other securities	3,608	—	(37)	3,571

	$106,437	$608	$(1,453)	$105,592

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

Loans

Total gross loans decreased to $293,618,000 as of March 31, 2006 compared to $301,802,000 as of December 31, 2005. As mentioned above, the normal fluctuation of our agricultural portfolio is the main contributor to the decrease. Agricultural loans at March 31, 2006 were $8,766,000 compared to $17,547,000 at December 31, 2005. Just as the crop production loans were paid down in January 2006 with proceeds of the 2005 crop year, our farmers can be expected to begin drawing down on their crop lines in preparation of the 2006 crop season.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in Thousands)	March 31, 2006	% of Total loans	December 31, 2005	% of Total loans

Commercial & industrial	$84,475	28.7%	$82,978	27.5%
Real estate	130,242	44.3%	124,043	41.0%
Real estate - construction, land development and other land loans	41,778	14.2%	46,523	15.4%
Equity lines of credit	21,387	7.3%	23,604	7.8%
Agricultural	8,766	3.0%	17,547	5.8%
Consumer and installment	7,450	2.5%	7,539	2.5%
Other	140	0.0%	160	0.0%

	294,238	100.0%	302,394	100.0%

Deferred loan fees, net	(620)		(592)

Total loans	$293,618		$301,802

As of March 31, 2006, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 65.7% of total loans. This level of concentration is consistent with 64.2% at December 31, 2005. Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At March 31, 2006 and December 31, 2005, we had no OREO, repossessed assets or restructured loans. At March 31, 2006, we had one non-accrual loan totaling $591,000 compared to two non-accrual loans totaling $616,000 at December 31, 2005. At March 31, 2006, we estimated the potential for any losses from this credit would have a minimal impact on the allowance for credit losses.

A summary of non-accrual, restructured, and past due loans at March 31, 2006 and December 31, 2005 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at March 31, 2006 and December 31, 2005. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	March 31, 2006	December 31, 2005
Non-accrual Loans
Real Estate	$591	$591
Commercial and Industrial	—	25
Total non-accrual	591	616
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	$591	$616
Nonperforming loans to total loans	0.20%	0.20%
Ratio of non-performing loans to allowance for credit losses	18.5%	18.5%
Loans considered to be impaired	$591	$616
Related allowance for credit losses on impaired loans	—	—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of March 31, 2006, the only impaired loan was a $591,000 non-accrual loan, which is collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $1,864,000 as of March 31, 2006 compared to $2,598,000 as of December 31, 2005.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Month Period Ended	For the Twelve Month Period Ended
(In thousands)	March 31, 2006	December 31, 2005

Balance, beginning of the year	$3,339	$2,697
Provision charged to operations	400	510
Losses charged to allowance	(572)	(787)
Recoveries	28	168
Allowance acquired in merger of Bank of Madera County	—	751

Balance, end of period	$3,195	$3,339

Ratio of non-performing loans to allowance for credit losses	18.5%	18.5%
Allowance for credit losses to total loans	1.09%	1.11%

As of March 31, 2006 the balance in the allowance for credit losses was $3,195,000 compared to $3,339,000 as of December 31, 2005. The decrease was due to net charge offs in 2006 totaling $544,000 consisting mainly of one commercial relationship totaling $527,000. Limited recovery of this charge off is anticipated with approximately $152,000 expected in the second quarter of 2006. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $140,103,000 as of March 31, 2006 compared to $133,956,000 as of December 31, 2005. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of March 31, 2006 the allowance was 1.09% of total gross loans compared to 1.11% as of December 31, 2005. During the three months ended March 31, 2006, there were no major changes in loan concentrations that significantly affected the allowance for credit losses. There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. The allowance for credit losses as a percentage of non-performing loans was 541% as of March 31, 2006 and 550% as of December 31, 2005. Management believes the allowance at March 31, 2006 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits decreased $10,888,000 or 2.5% to $420,101,000 as of March 31, 2006 compared to $430,989,000 as of December 31, 2005. Interest bearing deposits increased $10,582,000 or 3.8% to $288,567,000 as of March 31, 2006 compared to $277,985,000 as of December 31, 2005. Non-interest bearing deposits decreased $21,470,000 or 14.0% to $131,534,000 as of March 31, 2006 compared to $153,004,000 as of December 31, 2005. As mentioned above, we had several agricultural processors who held crop funds, mainly for raisins and nuts, in the fourth quarter which were then paid out to farmers in the first quarter of 2006.

By expanding our branching network we anticipate on broadening our deposit gathering base. We opened an additional branch in the first quarter of 2006 in downtown Fresno, California. We received approval from the FDIC and California Department of Financial Institutions to open a branch in the Sunnyside area of Fresno in the third quarter. We also plan to relocate our Clovis In-store and Kerman branches to larger facilities in late 2006 or early 2007.

The composition of the deposits and average interest rates paid at March 31, 2006 and December 31, 2005 is summarized in the table below.

(Dollars in thousands)	March 31, 2006	Percent of Total Deposits	Effective Rate	December 31, 2005	Percent of Total Deposits	Effective Rate

NOW Accounts	$58,620	13.9%	0.10%	$56,991	13.2%	0.10%
MMA Accounts	109,185	26.0%	1.89%	108,024	25.1%	1.35%
Time Deposits	94,455	22.5%	3.12%	88,581	20.5%	2.55%
Savings Deposits	26,307	6.3%	0.34%	24,389	5.7%	0.34%
Total Interest-bearing	288,567	68.7%	1.77%	277,985	64.5%	1.37%
Non-interest bearing	131,534	31.3%		153,004	35.5%

Total deposits	$420,101	100.0%		$430,989%	100.0%

Short-term borrowings totaled $3,250,000 as of March 31, 2006 and December 31, 2005. Short-term borrowings at March 31, 2006, include $1,250,000 in principal payments coming due in the next twelve months on the loan with a major bank (described below) and $2,000,000 in FHLB advances maturing in the next twelve months. We maintain a line of credit with the FHLB collateralized by commercial loans and government securities. Refer to Liquidity below for further discussion of FHLB advances.

Long term debt, which consisted of payments coming due in 2007 on a loan with a major bank (described below), totaled $938,000 as of March 31, 2006 compared to $3,250,000 as of December 31, 2005.

The Company has a non-revolving loan agreement with a major bank under which it initially borrowed $2,500,000 and which had $2,187,500 in outstanding principal balance at March 31,2006. The loan bears interest indexed to prime or LIBOR, at the Company’s election and reprices each quarter. During the first three months of 2006, the rate paid on the note was 7.04%. The $2,000,000 FHLB advance bears an interest rate of 2.66%.

Capital

Our stockholders’ equity increased to $43,014,000 as of March 31, 2006 compared to $41,523,000 as of December 31, 2005. The increase in stockholders’ equity is a result of net income of $1,430,000 for the three months ended March 31, 2006 combined with the proceeds from the exercise of stock options, the recording of the stock based compensation expense and the change in the unrealized losses on the available for sale investment securities.

During the period the Company’s borrowing, described above, remains outstanding, which is expected to be until approximately 2007, the Bank does not anticipate paying dividends to the Company except for dividends that are necessary to meet the ordinary and usual operating expenses of the Company provided that the Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$33,495	7.30%	$31,767	6.84%
Minimum regulatory requirement	18,341	4.00%	18,572	4.00%
Central Valley Community Bank	34,106	7.44%	32,493	7.00%
Minimum requirement for “Well-Capitalized” institution	22,920	5.00%	23,204	5.00%
Minimum regulatory requirement	18,336	4.00%	18,563	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	33,495	9.98%	31,767	9.26%
Minimum regulatory requirement	13,431	4.00%	13,719	4.00%
Central Valley Community Bank	34,106	10.16%	32,493	9.48%
Minimum requirement for “Well-Capitalized” institution	20,139	6.00%	20,572	6.00%
Minimum regulatory requirement	13,426	4.00%	13,715	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	36,690	10.93%	35,106	10.24%
Minimum regulatory requirement	26,861	8.00%	27,437	8.00%
Central Valley Community Bank	37,301	11.11%	35,832	10.45%
Minimum requirement for “Well-Capitalized” institution	33,565	10.00%	34,287	10.00%
Minimum regulatory requirement	26,852	8.00%	27,429	8.00%

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

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At March 31, 2006 our available borrowing capacity includes approximately $14,100,000 in federal funds lines with our correspondent banks and $3,968,000 in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2006, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2006 and December 31, 2005:

Credit Lines (In thousands)	March 31, 2006	Balance at March 31, 2006	December 31, 2005	Balance at December 31,2005
Unsecured Credit Lines (interest rate varies with market)	$14,100	$-0-	$14,100	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $6,334 Fair Value of Collateral $6,245	$2,000	Collateral pledged $6,680 Fair Value of Collateral $6,598	$4,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,320 Fair Value of Collateral $3,217	$-0-	Collateral pledged $3,350 Fair Value of Collateral $3,252	$-0-

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 5 – Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 10 – Commitments and Contingencies in the Company’s 2005 Annual Report to Shareholders’ on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 10 – Commitments and Contingencies in the Company’s 2005 Annual Report to Shareholders’ on
Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2006, approximately 89% of our loan portfolio was tied to adjustable rate indices. The majority of theses adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest. As of March 31, 2006, 82% of our time deposits mature within one year or less. As of March 31, 2006, $938,000 of our long-term debt reprices on a quarterly basis.

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

Approximately 89% of our loan portfolio is tied to adjustable rate indices and 60% of our loan portfolio reprices within 90 days. As of March 31, 2006, we had 118 loans totaling $34,976,000 with floors ranging from 1% to 8% and ceilings ranging from 10% to 25%. In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2007 under the interest rate shock scenarios stated. The table was prepared as of March 31, 2006, at which time prime interest rate was 7.75%.

Hypothetical Change in Rates	Projected Net Interest Income	Change from Rates at March 31, 2007	Percent Change from Rates at March 31, 2007
	($000)	($000)
UP 300 bp	$29,930	$4,964	19.9%
UP 200 bp	27,715	2,750	11.01%
UP 100 bp	25,727	762	3.05%
UNCHANGED	24,966	—	—
DOWN 100 bp	23,937	(1,028)	-4.12%
DOWN 200 bp	22,288	(2,677)	-10.72%
DOWN 300 bp	20,381	(4,584)	-18.36%

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports provided by a number of executives. Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS                In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”

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

Central Valley Community Bancorp

Date May 12, 2006	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date May 12, 2006	/s/ G. Graham
Gayle Graham
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002