Form 10-Q
period 2006-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2006-08-11
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                        TO

COMMISSION FILE NUMBER: 000–31977

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

Yes ☐    No ☒

As of August 9, 2006 there were 5,998,798 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2005 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share amounts)	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$19,798	$22,165
Federal funds sold	13,081	29,830
Total cash and cash equivalents	32,879	51,995
Interest bearing deposits in other banks	823	918

Available-for-sale investment securities (Amortized cost of $103,352 at June 30, 2006 and $106,437 at December 31, 2005)	101,067	105,592
Loans, less allowance for credit losses of $3,425 at June 30, 2006 and $3,339 at December 31, 2005	301,598	298,463
Bank premises and equipment, net	2,981	2,912
Bank owned life insurance	6,843	6,725
Federal Home Loan Bank stock	1,841	1,659
Goodwill and intangible assets	10,112	10,241
Accrued interest receivable and other assets	5,736	5,172
Total assets	$463,880	$483,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$132,243	$153,004
Interest bearing	268,484	277,985
Total deposits	400,727	430,989
Short-term borrowings	13,038	3,250
Long-term debt	625	3,250
Accrued interest payable and other liabilities	4,992	4,665
Total liabilities	419,382	442,154
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; outstanding 5,975,880 at June 30, 2006 and 5,891,820 at December 31,2005	13,793	13,053
Retained earnings	32,076	28,977
Accumulated other comprehensive loss, net of tax	(1,371)	(507)
Total shareholders’ equity	44,498	41,523
Total liabilities and shareholders’ equity	$463,880	$483,677

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(In thousands, except per share amounts)	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$6,320	$5,114	$12,315	$9,659
Interest on Federal funds sold	165	140	435	282
Interest and dividends on investment securities:
Taxable	838	798	1,558	1,641
Exempt from Federal income taxes	260	259	566	587
Total interest income	7,583	6,311	14,874	12,169
INTEREST EXPENSE:
Interest on deposits	1,406	893	2,668	1,654
Other	132	61	196	121
Total interest expense	1,538	954	2,864	1,775
Net interest income before provision for credit losses	6,045	5,357	12,010	10,394
PROVISION FOR CREDIT LOSSES	100	—	500	—
Net interest income after provision for credit losses	5,945	5,357	11,510	10,394
NON-INTEREST INCOME:
Service charges	650	622	1,205	1,200
Loan placement fees	145	101	196	192
Net realized (losses) gains on sales of investment securities	(16)	72	109	72

Appreciation in cash surrender value of bank owned life insurance	64	57	121	103
Federal Home Loan Bank stock dividends	21	16	40	32
Other income	198	144	371	268
Total non-interest income	1,062	1,012	2,042	1,867
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,608	2,355	5,116	4,745
Occupancy and equipment	582	549	1,137	1,059
Other expense	1,172	1,074	2,429	2,225
Total non-interest expenses	4,362	3,978	8,682	8,029
Income before provision for income taxes	2,645	2,391	4,870	4,232
PROVISION FOR INCOME TAXES	976	858	1,771	1,505
Net income	$1,669	$1,533	$3,099	$2,727

Basic earnings per share	$0.28	$0.26	$0.52	$0.47
Diluted earnings per share	$0.26	$0.24	$0.48	$0.43

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTH PERIOD ENDED JUNE 30, 2006

(Unaudited)

(In thousands, except share and per	Common Stock		Retained	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’	Total Comprehensive
share amounts)	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2005	5,257,734	$6,343	$22,933	$330	$29,606
Comprehensive income
Net income			6,044		6,044	$6,044
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(837)	(837)	(837)
Total comprehensive income						$5,207
Stock issued for acquisition	522,106	6,079			6,079
Stock options exercised and related tax benefit	111,980	631			631

Balance, December 31, 2005	5,891,820	13,053	28,977	(507)	41,523
Comprehensive income
Net income			3,099		3,099	$3,099
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale investment securities				(864)	(864)	(864)
Total comprehensive income						$2,235
Stock options exercised and related tax benefit	84,060	656			656
Stock-based compensation expense		84			84

Balance, June 30, 2006	5,975,880	$13,793	$32,076	$(1,371)	$44,498

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,099	$2,727
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	162	123
Depreciation, amortization and accretion, net	928	1,245
Stock-based compensation	84	—
Tax benefit from exercise of stock options	(277)	—
Provision for loan losses	500	—
Net realized gains on sales of available-for-sale investment securities	(109)	(72)
Increase in bank owned life insurance, net of expenses	(118)	(191)
FHLB stock dividends	(40)	(32)
Net decrease in accrued interest receivable and other assets	25	2,185
Net increase (decrease) in accrued interest payable and other liabilities	592	(84)
Net cash provided by operating activities	4,846	5,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired in acquisitions	21	13,844
Purchases of available for sale investment securities	(17,588)	(32,757)
Proceeds from sales or calls of available-for-sale investment securities	12,023	13,700
Proceeds from principal repayments of available for sale investment securities	8,422	9,090
Net increase in FHLB stock	(142)	(172)
Net decrease in interest bearing deposits in other banks	95	190
Net increase in loans	(3,797)	(26,145)
Purchases of premises and equipment	(553)	(398)
Purchases of bank owned life insurance	—	(440)
Net cash used in investing activities	(1,519)	(23,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(41,874)	2,549
Net increase in time deposits	11,612	8,709
Proceeds from borrowings from Federal Home Loan Bank	9,788	—
Repayments to Federal Home Loan Bank	(2,000)	(2,000)
Repayments to borrowings from other financial institutions	(625)	—
Proceeds from exercise of stock options	379	270
Tax benefit from exercise of stock options	277	—
Net cash (used in) provided by financing activities	(22,443)	9,528
Increase (decrease) in cash and cash equivalents	(19,116)	(7,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,995	43,814
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,879	$36,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$2,684	$1,663
Income taxes	$1,340	$1,353
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(1,440)	$(105)
Non-Cash Financing Activities:
Tax Benefit from stock options exercised	$277	$93
Supplemental schedules related to acquisition:
Acquisition of Bank of Madera County:
Deposits		$63,769
Other liabilities		439
Loans, net		(45,028)
Intangibles	$21	(10,455)
Premises and equipment		(390)
Federal Home Loan Bank stock		(172)
Other assets		(398)
Stock Issued		6,079
Cash acquired, net of cash paid to Bank of Madera County shareholders	$21	$13,844

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at June 30, 2006 and December 31, 2005, and the results of its operations for the three and six month interim periods ended June 30, 2006 and June 30, 2005 and its cash flows for the six month interim period ended June 30, 2006 and June 30, 2005 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2006 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2. Stock-Based Compensation

The Company has three stock-based compensation plans, which are described in Note 3. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R).  There were 15,000 options granted in the first six months of 2006 and no grants were made in the same period of 2005.  Results for prior periods have not been restated.   Prior to January 1, 2006, The Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the six months ended June 30, 2006 was $84,000 and $75,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six month period ended June 30, 2006 would have been $0.53 and $0.50, respectively, without the adoption of SFAS 123(R) compared to $0.52 and $0.48, respectively, as reported.  Income before provision for income taxes and net income for the quarter ended June 30, 2006 was lower by $16,000 than if we had continued under APB 25.  There was no impact to basic and diluted EPS for the quarter ended June 30, 2006.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  Excess tax benefits for the quarter ended June 30, 2006 were $242,000 and were $277,000 for the six months ended June 30, 2006.

In February 2005 the Company accelerated the vesting of 186,000 options previously granted to certain directors and executive officers as reflected in the table below. No stock based compensation is reflected in net income for the six months ended June 30 2005, as a result of the acceleration of the vesting as it is expected that generally all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company’s stock option plans for the quarter and six months ended June 30, 2005

	For the Quarter Ended	For the Six Months Ended
(In thousands, except per share amounts)	June 30, 2005	June 30, 2005

Net earnings as reported	$1,533	$2,727
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	25	392

Pro forma net income	$1,508	$2,335

Basic earnings per share - as reported	$0.26	$0.47
Basic earnings per share - pro forma	$0.26	$0.40

Diluted earnings per share - as reported	$0.24	$0.43
Diluted earnings per share - pro forma	$0.24	$0.36

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 990,170 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 71,086 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In March 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan.  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.  There are no grants under this plan.

A summary of the combined activity of the plans follows:

	Six Months ended June 30, 2006
		Weighted	Weighted
		Average	Average Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	1,085,290	$5.97
Options granted	15,000	$15.50
Options exercised	(84,060)	$4.51
Options canceled	(26,060)	$5.65

Options outstanding, end of period	990,170	$6.25	5.34	$9,246
Options vested or expected to vest at June 30, 2006	956,552	$6.17	6.68	$9,013

Options exercisable, end of period	780,520	$4.68	5.28	$8,515

There were 15,000 options granted in the quarter ended June 30, 2006 and no options were granted in the same quarter of 2005.  The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $583,000.  The total intrinsic value of options exercised in the six month period ended June 30, 2006 was $928,000.

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

As of June 30, 2006, there was $470,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992 Plan and 2000 Plan.  The cost is expected to be recognized over a weighted average period of five years.  Total fair value of options vested was $76,000 and $93,000 for the quarter and six month periods ended June 30, 2006.

Note 4. Earnings per share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, stock appreciation rights settled in stock or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company. There was no difference in the net income used in the calculation of basic earnings per share and diluted earnings per share.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands (except share and per share amounts)	2006	2005	2006	2005

Net income	$1,669	$1,533	$3,099	$2,727
Weighted average shares outstanding	5,957,940	5,835,780	5,935,453	5,808,554
Net income per share	$0.28	$0.26	$0.52	$0.47

Diluted Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands (except share and per share amounts)	2006	2005	2006	2005

Net income	$1,669	$1,533	$3,099	$2,727
Weighted average shares outstanding	5,957,940	5,835,780	5,935,453	5,808,554
Effect of dilutive stock options	511,997	551,396	521,005	573,356
Weighted average shares of common stock and common stock equivalents	6,469,937	6,387,176	6,456,458	6,381,910
Net income per diluted share	$0.26	$0.24	$0.48	$0.43

Note 5. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended June 30, 2006 and 2005 was $978,000 and $2,381,000 and was $2,235,000 and $2,671,000 for the six month periods ended June 30, 2006 and 2005, respectively.

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

Commitments to extend credit amounting to $145,958,000 and $133,956,000 were outstanding at June 30, 2006 and December 31, 2005, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $63,153,000 and $64,374,000 were outstanding at June 30, 2006 and December 31, 2005, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $30,605,000 and $20,636,000 as of June 30, 2006 and December 31, 2005, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $238,000 and $80,000 were outstanding at June 30, 2006 and December 31, 2005, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2006 and December 31, 2005.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 7.  Recent Accounting Developments

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not completed its evaluation of the impact that FIN 48 will have.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123(R)”) using the modified prospective transition method.  Prior to adoption of this statement, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation.  See Notes 2 and 3 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 123(R) and for further information on the Company’s stock-based compensation plans.  In March 2005 the Company adopted the Central Valley Community Bancorp Incentive Plan.  Under this plan, the Company can award stock appreciation rights and restricted stock in addition to the incentive and non-statutory stock options.

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2005 Annual Report to Shareholders’ on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Second Quarter 2006

In the second quarter of 2006, our operating results exceeded those for the same period of 2005 by 8.87%.  Net income was $1,669,000 for the second quarter of 2006 compared to net income of $1,533,000 for the same period in 2005.  Diluted EPS for the second quarter of 2006 was $0.26 compared to $0.24 for the same period in 2005.

Annualized return on average equity for the second quarter of 2006 was 15.41% compared to 16.15% for the same period of 2005. Total equity was $44,498,000 at June 30, 2006 compared to $38,719,000 at June 30, 2005. Equity increased primarily as a result of the net income included in retained earnings.

First Six Months of 2006

In the first six months of 2006, our operating results exceeded those for the same period of 2005 by 13.64%.  Net income was $3,099,000 for the first six months of 2006 compared to net income of $2,727,000 for the first six months of 2005.   Results for the first six months of 2006 included a $500,000 ($300,000 after tax) addition to the allowance for credit losses, compared to no provision for credit losses in the first six months of 2005.  Diluted EPS for the first six months of 2006 was $0.48 compared to $0.43 for the first six months of 2005.

Annualized return on average equity for the first six months of 2006 was 14.30% compared to 14.72% for the same period of 2005. Total equity was $44,498,000 at June 30, 2006 compared to $38,719,000 at June 30, 2005. Equity increased primarily as a result of the net income included in retained earnings.

In comparing the first half of 2006 to the first half of 2005, total loans continued to grow at a double digit pace.  Average total loans increased by $34,799,000 or 13.16% in the first half of 2006 compared to the first half of 2005.  Asset quality continues to be strong.  The Bank had one non-accrual loan at June 30, 2006 totaling $29,000 compared to one loan totaling $591,000 at June 30, 2005 and had no other real estate owned at June 30, 2006 compared to $432,000 at June 30, 2005.  In the first half of 2006, we recorded a charge-off which consisted of a $527,000 commercial relationship in the Sacramento area.  The pre-tax addition of $500,000 to the allowance for credit losses was to restore the allowance to the level of estimated reserves for probable losses in the portfolio. Refer to Provision for Credit Loss and Allowance for Credit Losses for further discussion.

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

At June 30, 2006, we had total loans of $305,023,000, total assets of $463,880,000, total deposits of $400,727,000 and stockholders’ equity of $44,498,000.

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

In February 2006, we opened our newest branch in downtown Fresno bringing the total number of full service branches to 10 which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2005 FDIC data, the Bank’s seven branches in Fresno County (Clovis, Fresno, Kerman, and Prather) had a 5.0% combined deposit market share of all banks and 4.0% of all depositories including credit unions, thrifts, and savings banks.

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

•      Asset quality;

•      Asset growth; and

•      Operating efficiency.

Return to Our Stockholders.

Our return to our stockholders is measured in the form of return on average equity (“ROE”). Our net income for the six months ended June 30, 2006 increased by $372,000 or 13.64% to $3,099,000 compared to $2,727,000 for the six months ended June 30, 2005.  Net income increased mainly due to an increase in net interest income attributed to an increase in average earning assets, the continued positive effect of the increase in interest rates and management of deposit interest expense.  Non-interest income increased offset by an increase in non-interest expenses. Basic EPS increased to $0.52 for the six months ended June 30, 2006 compared to $0.47 for the six months ended June 30, 2005. Diluted EPS increased to $0.48 for the six months ended June 30, 2006 compared to $0.43 for the six months ended June 30, 2005. The increase in EPS was due primarily to the increase in net income, partially offset by an increase in average shares outstanding as a result of the exercise of stock options. Our annualized ROE was 14.30% for the six months ended June 30, 2006 compared to 15.63% for the year ended December 31, 2005 and 14.72% for the six months ended June 30, 2005.  The decrease in ROE is reflective of an increase in capital primarily from net income included in retained earnings.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our annualized ROA for the six months ended June 30, 2006 was 1.33% compared to 1.33% for the year ended December 31, 2005 and 1.22% for the six months ended June 30, 2005.   Average assets for the six months ended June 30, 2005 were $464,666,000 compared $455,680,000 for the year ended December 31, 2005. ROA for our peer group was 1.20% at March 31, 2006.  Peer group information from SNL Financial data includes all holding companies in California with assets from $300M to $500M and not subchapter S.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposits and managing the cost of funds. As a result, our net interest income before provision for credit losses increased $1,616,000 or 15.55% to $12,010,000 for the six months ended June 30, 2006 compared to $10,394,000 for the six months ended June 30, 2005. Another measurement of those efforts is our net interest margin which improved 49 basis points to 5.79% for the six months ended June 30, 2006 compared to 5.30% for the six months ended June 30, 2005.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and gains on sales from investment securities.   Non-interest income for the first six months of 2006 increased $175,000 or 9.37% to $2,042,000 compared to $1,867,000 for the first six months of 2005.  The increase in non-interest income for the first six months can be mainly attributed to an increase in net realized gains from the sale of investments securities, an increase in appreciation in cash surrender value of bank owned life insurance and an increase in other non-interest income.   Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had one non-performing loan for $29,000 as of June 30, 2006 compared to two non-performing loans totaling $616,000 as of December 31, 2005 and total non-performing loans of $591,000 at June 30, 2005.  The decrease in non-performing loans at June 30, 2006 is primarily due to the pay off of one non-performing loan after the sale of the property prior to completion of foreclosure.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  Non-performing loans as a percentage of total loans was 0.01% as of June 30, 2006 compared to 0.20% at December 31, 2005, and 0.36% at June 30, 2005. The Company did not have any other real estate owned at June 30, 2006 or December 31, 2005, compared to $432,000 at June 30, 2005.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased 4.09% during the first six months of 2006 from $483,677,000 as of December 31, 2005 to $463,880,000 as of June 30, 2006.  Total investment securities including Federal funds sold decreased 15.71% to $114,148,000 at June 30, 2006 compared to $135,422,000 as of December 31, 2005.  Total gross loans increased 1.10% to $305,023,000 as of June 30, 2006 compared to $301,802,000 as of December 31, 2005.  Total deposits decreased 7.02% to $400,727,000 as of June 30, 2006 compared to $430,989,000 as of December 31, 2005.  As a result of an increased interest rate environment, a portion of our deposits appear to be moving to the higher yielding equity markets.  Management believes that core customer relationships are not adversely affected by this trend.  We continue to under perform in our loan to deposit ratio compared to our peers.  Our loan to deposit ratio at June 30, 2006 was 76.12% compared to 70.03% at December 31, 2005.  The loan to deposit ratio of our peers was 94.7% at December 31, 2005.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. The Bank’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) improved to 59.48% for the first six months of 2006 compared to 62.24% for the first six months of 2005. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. The Bank’s net interest income before provision for credit losses plus non-interest income increased 14.45% to $14,031,000 for the six months ended June 30, 2006 compared to $12,260,000 for the same period in 2005, while operating expenses, excluding amortization of intangibles, increased 9.35% to $8,345,000 from $7,631,000 for the same period in 2005.

RESULTS OF OPERATIONS

Net Income for the First Six Months of 2006 Compared to the First Six Months of 2005:

Net income increased to $3,099,000 for the six months ended June 30, 2006 compared to $2,727,000 for the six months ended June 30, 2005.  Basic earnings per share were $0.52 and $0.47 for the six months ended June 30, 2006 and 2005, respectively. Diluted earnings per share were $0.48 and $0.43 for the six months ended June 30, 2006 and 2005, respectively.  Annualized ROE was 14.30% for the six months ended June 30, 2006 compared to 14.72% for the six months ended June 30, 2005.  Annualized ROA for the six months ended June 30, 2006 was 1.33% compared to 1.22% for the six months ended June 30, 2005.

The increase in net income and profitability for the six months ended June 30, 2006 compared to the same period in the prior year was mainly due to the increases in net interest income and non-interest income and was partially offset by the increases in the provision for credit losses and increases in non-interest expenses.  Net interest income increased due to an increase in average interest earning assets provided by our organic growth, and the positive effect of our asset sensitive position and our ability to attract non-interest bearing deposits.  The nine increases in the Federal funds interest rate from June 30, 2005 to June 30, 2006 also contributed to the increase in net interest income.  Non-interest expenses increased primarily due to salaries and benefits and occupancy and equipment expenses.  Further discussion of salary and occupancy expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months ended			For the Six Months ended
	June 30, 2006			June 30, 2005
(Dollars in thousands)	Average		Yield/	Average		Yield/
(Unaudited)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning deposits in other banks	$880	$16	3.64%	$2,574	$29	2.25%
Securities
Taxable securities	76,937	1,542	4.01%	94,174	1,612	3.42%
Non-taxable securities (1)	28,831	858	5.95%	22,171	889	8.02%
Total investment securities	105,768	2,400	4.54%	116,345	2,501	4.30%
Federal funds sold	19,112	435	4.55%	21,067	282	2.68%
Total	125,760	2,851	4.53%	139,986	2,812	4.02%
Loans (2) (3)	298,887	12,315	8.24%	263,382	9,659	7.33%
Federal Home Loan Bank stock	1,726	40	4.63%	1,601	32	4.00%
Total interest-earning assets	426,373	15,206	7.13%	404,969	12,503	6.17%
Allowance for credit losses	(3,363)			(3,463)
Non-accrual loans	405			1,111
Cash and due from banks	17,269			18,748
Bank premises and equipment	3,044			3,078
Other non-earning assets	20,938			21,882
Total average assets	$464,666	15,206		$446,325	12,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$82,288	77	0.19%	$85,530	75	0.18%
Money market accounts	102,654	1,021	1.99%	108,491	612	1.13%
Time certificates of deposit, under $100,000	47,973	664	2.77%	48,927	461	1.88%
Time certificates of deposit, $100,000 and over	46,555	906	3.89%	37,124	506	2.73%
Total interest-bearing deposits	279,470	2,668	1.91%	280,072	1,654	1.18%
Other borrowed funds	7,728	196	5.07%	6,953	121	3.48%
Total interest-bearing liabilities	287,198	2,864	1.99%	287,025	1,775	1.24%
Non-interest bearing demand deposits	130,872			119,138
Other liabilities	3,269			3,102
Shareholders’ equity	43,327			37,060
Total average liabilities and shareholders’ equity	$464,666	$2,864		$446,325	1,775
Interest income and rate earned on average earning assets		15,206	7.13%		12,503	6.17%
Interest expense and interest cost related to average interest-bearing liabilities		2,864	1.99%		1,775	1.24%
Net interest income and net interest margin (4)		$12,342	5.79%		$10,728	5.30%

(1)             Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $292 and $302 in 2006 and 2005, respectively.

(2)             Loan interest income includes loan fees of $447 in 2006 and $536 in 2005.

(3)             Average loans do not include non-accrual loans.

(4)             Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 27.50% in the first six months of 2006 compared to the same period of 2005.  Management believes its focus on building relationships, which resulted in an increase in loan volume, and nine interest rate increases that have occurred since June 30, 2005, were the major components of the $2,656,000 increase.  Average total loans for the first six months of 2006 increased 13.16% to $299,292,000 compared to $264,493,000 for the same period in 2005.  Competition for loans is strong in the Central Valley.  We have seen an increase in the number of regional and community banks opening branches and loan centers.  This competition is often reflected in aggressive loan pricing.  We are committed to providing our customers with the best price, however we are also committed to increase our value to shareholders.  We believe we were able to meet the challenge and reported an increase in the yield on loans of 91 basis points for the first six months of 2006 to 8.24% compared to 7.33% for the same period of 2005.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $49,000 in the first six months of 2006 compared to the same period of 2005, mainly due to the nine interest rate increases that have occurred since June 30, 2005 partially offset by a 9.09% decrease in average balances of total investments.  Income from investments represents 21.31% of net interest income for the six months ended June 30, 2006 compared to 24.15% for the same period in 2005.

In the first half of 2006, we repositioned our holdings in municipal securities and sold several municipal securities that were less than five years from maturity or call.  The result of the approximate $4,696,000 repositioning was a net realized gain on sale of these municipal securities of $92,000.  We believe this repositioning provided the best return for the short term municipals and will provide future reinvestment opportunities to increase yields.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At June 30, 2006, we held $43,689,000 or 43.23% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 4.64%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At June 30, 2006, the average life of the investment portfolio was 4.7 years and the market value reflected a pre-tax loss of $2,285,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2006, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $10,592,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $10,863,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the seventeen changes in interest rates since June 30, 2004 which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first six months of 2006 increased $2,705,000, to $14,874,000 compared to $12,169,000 for the six months ended June 30, 2005.  The increase was due to the 5.29% increase in the average balance of interest earning assets, combined with the 96 basis point increase in the yield on those assets.   Average interest earning assets increased to $426,373,000 for the six months ended June 30, 2006 compared to $404,969,000 for the six months ended June 30, 2005. The yield on interest earning assets increased to 7.13% for the six months ended June 30, 2006 compared to 6.17% for the six months ended June 30, 2005.  The $21,404,000 increase in average earning assets can be attributed to our own organic growth.

Interest expense on deposits for the six months ended June 30, 2006 increased $1,014,000 or 61.31% to $2,668,000 compared to $1,654,000 for the six months ended June 30, 2005.  The cost of deposits, calculated by dividing interest expense on interest bearing deposits by total deposits, increased 47 basis points to 1.30% for the six months ended June 30, 2006 compared to 0.83% for the same period in 2005. The cost of deposits increased principally due to the repricing of interest bearing deposits as a result of the increasing rate environment somewhat offset by a  $602,000 decrease in the volume of average interest bearing deposits and an 8.41% or $10,009,000 increase in our average non-interest bearing deposits.  Average interest-bearing deposits were $279,470,000 for the six months ended June 30, 2006, with an effective rate of 1.91%, compared to $280,072,000 for the same period ended June 30, 2005, with an effective rate of 1.18%.

Average other borrowings increased to $7,728,000 with an effective rate of 5.07% for the six months ended June 30, 2006 compared to $6,953,000 with an effective rate of 3.48% for the six months ended June 30, 2005.    Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan is indexed to prime rate or to the three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate borrowings.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2006 increased $1,616,000 or 15.55% to $12,010,000 compared to $10,394,000 for the six months ended June 30, 2005. This increase was primarily due to the increase in the net interest margin of 49 basis points, combined with an increase in average interest earning assets while average interest bearing liabilities remained stable.  Average interest earning assets were $426,373,000 for the six months ended June 30, 2006 with a net interest margin of 5.79% compared to $404,969,000 with a net interest margin of 5.30% for the six months ended June 30, 2005.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

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

The allowance for credit losses is reviewed at least quarterly by the Board’s Audit/Compliance Committee and by the Board of Directors.   Reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s probable loss exposure.

The allocation of the allowance for credit losses is set forth below:

Loan Types (Dollars in thousands)	June 30, 2006 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2005 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,428	27.0%	$1,325	27.5%
Real Estate	1,126	43.4%	1,138	41.0%
Real Estate - construction, land development and other land loans	273	14.4%	378	15.4%
Equity Lines of Credit	165	7.3%	175	7.8%
Agricultural	182	5.4%	120	2.5%
Consumer & Installment	185	2.5%	198	5.8%
Other	1	0.0%	1	0.0%
Non-specific reserve	65		4
	$3,425		$3,339

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first six months of 2006 were $500,000.  There was no addition to the allowance for the first six months of 2005.  The increase in 2006 is due in part to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses after the first quarter charge off of one commercial relationship. Recovery potential of approximately $140,000 is anticipated on this $527,000 charge off.  The amount and timing of any recovery is subject to many factors and may or may not be realized.

Non-performing loans as a percentage of loans was 0.01% as of June 30, 2006 compared to 0.20% as of December 31, 2005 and 0.36% at June 30, 2005.  Non-performing loans as of June 30, 2006 totaled $29,000 and were comprised of one small business loan.   The Company did not have any other real estate owned at June 30, 2006, or December 31, 2005 compared to $432,000 at June 30, 2005.

The net charge off ratio, which reflects net charge-offs to average loans for the six months ended June 30, 2006 was 0.138% compared to a net recovery ratio of 0.037% for the same period in 2005.   The historical ratios for the past three years were a net charge off ratio of 0.223% for 2005, a net recovery ratio of 0.139% for 2004, and a net charge-off ratio of 0.005% for 2003.  Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees, gain on sales of investments and other income.  Non-interest income was $2,042,000 for the six months ended June 30, 2006 compared to $1,867,000 for the same period ended June 30, 2005.  The $175,000 increase in non-interest income comparing the six months ended June 30, 2006 to the same period in 2005 was primarily due to the gain on sales of investments and other income.

Customer service charges increased $5,000 to $1,205,000 for the first six months of 2006 compared to $1,200,000 for the same period in 2005, mainly due to a $42,000 increase in NSF fees offset by a $37,000 decrease in transaction account service charges. The decrease in service charge fees can be partially attributed to the success of our new Free Checking Account.  This product has become the product of choice of our existing customers as well as new customers and offers a basic account with no average balance requirements, no monthly service charge, and pays no interest.

Net realized gains on sales of investment securities was $109,000 for the first six months of 2006 compared to $72,000 for the same period of 2005.   In a recent review of our investment portfolio, we found an opportunity to reposition some of our municipal holdings.  Approximately $4,696,000 in municipal securities was scheduled to either mature or be called in the next five years. We recognized this as an opportunity to sell these investments which resulted in a gain of $92,000 and begin seeking other investment alternatives to maximize our yield.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers. Loan placement fees increased $4,000 in the first six months of 2006 to $196,000 compared to $192,000 for the first six months of 2005.  Activity in this area has centered on refinancing.  In 2006 customers refinanced to pay off variable rate equity lines of credit into fixed rate products while others refinanced adjustable rate loans and other unusual mortgage types.  It is anticipated we will see this income decrease for the remainder of 2006 as refinancing activity continues to slow down.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of bank owned life insurance (BOLI) increased $18,000 mainly due to $440,000 in new BOLI purchased in the second quarter of 2005.  The Bank purchased the additional insurance in connection with increases to the split-dollar life insurance policies related to salary continuation benefits for four key executives.  Offsetting the increase in volume was a decrease in the interest rate received.  This interest rate is reviewed annually by the Board of Directors.  Salary continuation and the related BOLI are used as a retention tool for directors and key employees of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $1,841,000 in FHLB stock.  Dividends in the first six months of 2006 increased $8,000 compared to the same period in 2005.

Other income increased $103,000 for the first six months of 2006 compared to the same period in 2005.  The increase can be attributed to an increase in merchant fees from bankcards, annual fees from a consumer credit line product, and fees from investment services provided by a third party.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $653,000 or 8.13% to $8,682,000 for the six months ended June 30, 2006 compared to $8,029,000 for the six months ended June 30, 2005.

The Bank’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, improved to 59.48% for the first six months of 2006 compared to 62.24% for the first six months of 2005.

Salaries and employee benefits increased $371,000 or 7.82% to $5,116,000 for the first six months of 2006 compared to $4,745,000 for the first six months of 2005. The increase in salaries and employee benefits for the six month period ended June 30, 2006 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits, the new employees for our downtown Fresno branch, and incentive based compensation due to increased loan  production profitability.

Occupancy and equipment expense increased $78,000 to $1,137,000 for the first six months of 2006 compared to $1,059,000 for the first six months of 2005.  The 7.37% increase in occupancy expense for the six months ended June 30, 2006 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with opening the new downtown Fresno branch.

Other non-interest expenses increased $204,000 or 9.17% in the period under review.  The following table describes significant components of other non-interest expense as a percentage of average assets.

For the six month periods ended June 30,	Other Expense 2006	Annualized % Average Assets	Other Expense 2005	Annualized % Average Assets
(Dollars in thousands)
Advertising	$226	0.10%	$220	0.10%
Audit/accounting	187	0.08%	120	0.05%
Data/item processing	404	0.17%	423	0.19%
ATM/debit card expenses (1)	(22)	-0.01%	22	0.01%
Director fees	68	0.03%	68	0.03%
Donations	56	0.02%	48	0.02%
Education/training	33	0.01%	32	0.01%
General Insurance	55	0.02%	53	0.02%
Legal fees	123	0.05%	71	0.03%
Postage	84	0.04%	75	0.03%
Regulatory assessments	57	0.02%	50	0.02%
Stationery/supplies	120	0.05%	109	0.05%
Telephone	54	0.02%	64	0.03%
Travel expense	32	0.01%	21	0.01%
Operating losses	4	0.00%	11	0.01%
Fair value write down	—	—	100	0.02%
Other	948	0.41%	738	0.33%
Total other non-interest expense	$2,429		$2,225

(1) Net of fees earned

Provision for Income Taxes

The effective income tax rate was 36.37% for the six months ended June 30, 2006 compared to 35.56% for the six months ended June 30, 2005.  Provision for income taxes totaled $1,771,000 and $1,505,000 for the six months ended June 30, 2006, and 2005, respectively.

Net Income for the Second Quarter of 2006 Compared to the Second Quarter of 2005:

Net income increased to $1,669,000 for the second quarter ended June 30, 2006 compared to $1,533,000 for the second quarter ended June 30, 2005.  Basic earnings per share were $0.28 and $0.26 for the second quarter ended June 30, 2006 and 2005, respectively.  Diluted earnings per share were $0.26 and $0.24 for the second quarter ended June 30, 2006 and 2005, respectively. Annualized ROE was 15.41% for the second quarter ended June 30, 2006 compared to 16.15% for the second quarter ended June 30, 2005.  Annualized ROA for the three months ended June 30, 2006 was 1.33% compared to 1.22% for the second quarter ended June 30, 2005.

The increase in net income and profitability for the quarter ended June 30, 2006 compared to the same period in the prior year was mainly due to the increases in net interest income and non-interest income and was partially offset by the increases in the provision for credit losses and increases in non-interest expenses.  Net interest income increased due to an increase in average interest earning assets provided by our organic growth, and the positive effect of our asset sensitive position.  The nine increases in the Federal funds interest rate from the second quarter of 2005 to the second quarter of 2006 also contributed to the increase in net interest income.  Non-interest expenses increased primarily due to salaries and benefits and other expenses.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
(Dollars in thousands) (Unaudited)	AVERAGE BALANCE	INTEREST	YIELD /RATE	AVERAGE BALANCE	INTEREST	YIELD /RATE
ASSETS
Interest-earning deposits in other banks	$843	$8	3.80%	$2,526	$18	2.85%
Securities
Taxable securities	78,262	830	4.24%	91,918	780	3.39%
Non-taxable securities (1)	27,532	394	5.72%	22,481	392	6.98%
Total investment securities	105,794	1,224	4.63%	114,399	1,172	4.10%
Federal funds sold	13,585	165	4.86%	18,805	140	2.98%
Total securities	120,222	1,397	4.65%	135,730	1,330	3.92%
Loans (2) (3)	302,378	6,320	8.36%	270,437	5,114	7.56%
Federal Home Loan Bank stock	1,789	21	4.70%	1,613	16	3.97%
Total interest-earning assets	424,389	7,738	7.29%	407,780	6,460	6.34%
Allowance for credit losses	(3,352)			(3,497)
Non-accrual loans	206			984
Cash and due from banks	15,795			19,615
Bank premises & equipment	3,013			2,954
Other non-earning assets	20,704			21,901
Total average assets	$460,755	$7,738		$449,737	$6,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$80,061	$41	0.20%	$85,110	$38	0.18%
Money market accounts	96,791	509	2.10%	111,380	334	1.20%
Time certificates of deposit, under $100,000	42,348	361	3.41%	42,198	236	2.24%
Time certificates of deposit, $100,000 and over	55,034	495	3.60%	44,888	285	2.54%
Total interest-bearing deposits	274,234	1,406	2.05%	283,576	893	1.26%
Other borrowed funds	10,024	132	5.27%	6,501	61	3.75%
Total interest-bearing liabilities	284,258	1,538	2.16%	290,077	954	1.32%
Non-interest bearing demand deposits	128,975			118,966
Other liabilities	3,554			2,714
Shareholders’ equity	43,968			37,980
Total average liabilities and shareholders’ equity	$460,755	$1,538		$449,737	$954
Interest income and rate earned on average earning assets		$7,738	7.29%		$6,460	6.34%
Interest expense and interest cost related to average interest-bearing liabilities		1,538	2.16%		954	1.32%
Net interest income and net interest margin (4)		$6,200	5.84%		$5,506	5.40%

(1)             Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $134 and $133 in 2006 and 2005, respectively.

(2)             Loan interest income includes loan fees of $185 in 2006 and $299 in 2005.

(3)             Average loans do not include non-accrual loans.

(4)             Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 23.58% in the second quarter of 2006 compared to the same period of 2005.  Management believes its focus on building relationships, which resulted in an increase in loan volume, and nine interest rate increases that have occurred since June 30, 2005, were the major components of the $1,206,000 increase.  Average total loans for the second quarter of 2006 increased 11.48% to $302,584,000 compared to $271,421,000 for the same period in 2005.  Competition for loans is strong in the Central Valley.  We believe we were able to meet the challenge and reported an increase in the yield on loans of 80 basis points for the second quarter of 2006 to 8.36% compared to 7.56% for the same period of 2005.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $66,000 in the second quarter of 2006 compared to the same period of 2005, mainly due to an increase in the rates earned.  The nine Federal funds interest rate increases was the primary reason for the increase in yield.  The yield on total investments for the quarter ended June30, 2006 was 4.65% compared to 3.92% for the quarter ended June 30, 2005.  Income from investments represents 20.89% of net interest income for the second quarter of 2006 compared to 22.34% for the same quarter in 2005.

Total interest income for the second quarter of 2006 increased $1,272,000, to $7,583,000 compared to $6,311,000 for the second quarter ended June 30, 2005. The increase was due to the 4.07% increase in the average balance of interest earning assets, combined with the 95 basis point increase in the yield on those assets.  Average interest earning assets increased to $424,389,000 for the second quarter ended June 30, 2006 compared to $407,780,000 for the second quarter ended June 30, 2005.  The yield on interest earning assets increased to 7.29% for the second quarter ended June 30, 2006 compared to 6.34% for the second quarter ended June 30, 2005.  The $16,609,000 increase in average earning assets can be attributed to our own organic growth.

Interest expense on deposits for the second quarter ended June 30, 2006 increased $513,000 or 57.45% to $1,406,000 compared to $893,000 for the second quarter ended June 30, 2005. The cost of deposits, calculated by dividing interest expense on interest bearing deposits by total deposits, increased 50 basis points to 1.39% for the quarter ended June 30, 2006 compared to 0.89% for the same period in 2005. This increase was due to the repricing of interest bearing deposits as a result of the increasing rate environment.  Partially offsetting the rate increase was a decrease in average interest bearing deposits of 3.29% or $9,342,000 comparing the second quarter of 2006 to the same period in 2005.  Average interest-bearing deposits were $274,234,000 for the second quarter ended June 30, 2006, with an effect rate paid of 2.05%, compared to $283,576,000 for the same period ended June 30, 2005, with an effective rate paid of 1.26%.

Average other borrowings increased to $10,024,000 with an effective rate of 5.27% for the second quarter ended June 30, 2006 compared to $6,501,000 with an effective rate of 3.75% for the second quarter ended June 30, 2005.    Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) for liquidity and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan is indexed to prime rate or to the three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate borrowings.

The cost of all of our interest bearing liabilities increased 84 basis points to 2.16% for the second quarter ended June 30, 2006 compared to 1.32% for the second quarter ended June 30, 2005

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds.  Average demand deposits increased 8.41% from an average $118,966,000 for the second quarter ended June 30, 2005 to $128,975,000 for the second quarter ended June 30, 2006.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) decreased 2.75% to $281,620,000 for the second quarter ended June 30, 2006 compared to $289,572,000 for the second quarter ended June 30, 2005.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the second quarter ended June 30, 2006 increased $688,000 or 12.84% to $6,045,000 compared to $5,357,000 for the second quarter ended June 30, 2005.  This increase was primarily due to the increase in the net interest margin of 44 basis points, combined with an increase in average interest earning assets and a decrease in average interest-bearing liabilities.  Average interest earning assets were $424,389,000 for the second quarter ended June 30, 2006 with a net interest margin of 5.84% compared to $407,780,000 with a net interest margin of 5.40% for the second quarter ended June 30, 2005.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the second quarter of 2006 were $100,000.  There was no addition to the allowance for the second quarter of 2005.  The increase in 2006 is principally due to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses.

Non-performing loans as a percentage of total loans was 0.01% as of June 30, 2006 compared to 0.20% as of December 31, 2005 and 0.36% at June 30, 2005.  Non-performing loans as of June 30, 2006 totaled $29,000 and was comprised of one small business loan.  The Company did not have any other real estate owned at June 30, 2006 or December 31, 2005 compared to $432,000 at June 30, 2005.

The Company had net loan recoveries for the second quarter of 2006 and 2005.  Net recovery ratios, which reflect net recoveries to average loans, were the same for the quarters ended June 30, 2006 and 2005 at 0.043%.    Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees, gains or losses on sales of investments and other income.  Non-interest income was $1,062,000 for the second quarter ended June 30, 2006 compared to $1,012,000 for the same period ended June 30, 2005.  The $50,000 increase in non-interest income comparing the second quarter ended June 30, 2006 to the same period in 2005 was primarily due to an increase in service charges and fees earned on deposit accounts, income from loan placement fees and other income offset by a decrease in realized gains on sales of investment securities.

Customer service charges increased $28,000 to $650,000 for the second quarter of 2006 compared to $622,000 for the same period in 2005, mainly due to a $46,000 increase in NSF fees offset by an $18,000 decrease in transaction account service charges.  The decrease in transaction account fees can be partially attributed to the success of our new Free Checking Account.  This product has become the product of choice of our existing customers as well as new customers and offers a basic account with no average balance requirements, no monthly service charge, and pays no interest.

We realized a loss on sales of investment securities of $16,000 for the second quarter of 2006 compared a gain of $72,000 for the same period of 2005.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers.  Loan placement fees increased $44,000 in the second quarter of 2006 to $145,000 compared to $101,000 for the same period of 2005.  Activity in this area has centered on refinancing.  In 2006 customers refinanced variable rate equity lines of credit into fixed rate products while others refinanced adjustable rate loans and other unusual mortgage types.  It is anticipated we will see this income decrease for the remainder of 2006 as refinancing activity continues to slow down.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

The Bank owns stock from the Federal Home Loan Bank of San Francisco in relationship with the Bank’s borrowing capacity and generally earns quarterly dividends on this stock.  We currently hold $1,841,000 in FHLB stock.  Dividends in the second quarter of 2006 increased $5,000 compared to the same period in 2005.

Other income increased $54,000 for the second quarter of 2006 compared to the same period in 2005.  The increase can be attributed mainly to an increase in merchant fees from bankcards and fees from investment services provided by a third party.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $384,000 to $4,362,000 for the second quarter ended June 30, 2006 compared to $3,978,000 for the same period ended June 30, 2005.

The Bank’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, improved to 59.48% for the second quarter of 2006 compared to 62.24% for the second quarter of 2005.

Salaries and employee benefits increased $253,000 or 10.74% to $2,608,000 for the second quarter of 2006 compared to $2,355,000 for the second quarter of 2005. The increase in salaries and employee benefits for the second quarter of 2006 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits, the new employees for our downtown Fresno branch, and incentive based compensation due to increased loan production profitability.  Commissions paid for loan placements are also in this category and increased $25,000 in the periods under review.

Occupancy and equipment expense increased $33,000 to $582,000 for the second quarter of 2006 compared to $549,000 for the second quarter of 2005. The 6.01% increase in occupancy expense for the second quarter ended June 30, 2006 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with opening the new downtown Fresno branch.

Other non-interest expenses increased $98,000 or 9.12% in the period under review.  The following table describes significant components of other non-interest expense as a percentage of average assets.

For the three month periods ended June 30,	Other Expense 2006	Annualized % Avg. Assets	Other Expense 2005	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$113	0.10%	$97	0.09%
Audit/accounting	93	0.08%	60	0.05%
Data/item processing	204	0.18%	206	0.18%
ATM/debit card expenses (1)	(16)	-0.01%	(1)	0.00%
Director fees	34	0.03%	34	0.03%
Donations	33	0.03%	24	0.02%
Education/training	13	0.01%	16	0.01%
General Insurance	33	0.03%	31	0.03%
Legal fees	57	0.05%	34	0.03%
Postage	42	0.04%	34	0.03%
Regulatory assessments	29	0.02%	25	0.02%
Stationery/supplies	57	0.05%	58	0.05%
Telephone	29	0.03%	32	0.03%
Travel expense	18	0.02%	12	0.01%
Operating losses	3	0.00%	6	0.01%
Other	430	0.38%	406	0.36%
Total other non-interest expense	$1,172		$1,074

(1) Net of fees earned

Provision for Income Taxes

The effective income tax rate was 36.89% for the second quarter of 2006 compared to 35.88% for the same period of 2005.  Provision for income taxes totaled $976,000 and $858,000 for the second quarter ended June 30, 2006, and 2005, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2006 compared to December 31, 2005

As of June 30, 2006, total assets were $463,880,000, a decrease of 4.09%, or $19,797,000, compared to $483,677,000 as of December 31, 2005.  Total gross loans increased 1.07% or $3,221,000, to $305,023,000 as of June 30, 2006 compared to $301,802,000 as of December 31, 2005.  Total deposits decreased 7.02% or, $30,262,000 to $400,727,000 as of June 30, 2006 compared to $430,989,000 as of December 31, 2005.  Stockholders’ equity increased to $44,498,000 as of June 30, 2006 compared to $41,523,000 as of December 31, 2005.

The influence of our agricultural portfolio is reflected in the differences in loan and deposit volumes from December 31, 2005 to June 30, 2006.  Generally, agricultural processors sell the crops harvested in the fourth quarter of each year and hold the funds to be disbursed to the farmers until the first quarter of the following year creating a temporary increase in deposits.  In the first quarter of each year, the farmers then pay down their agricultural loans with their crop proceeds and begin to draw on their lines for the current year’s crops.  Agricultural loans as of the end of the second quarter of 2006 were $16,427,000, a $7,661,000 increase over the $8,766,000 in agricultural loans the end of the first quarter of 2006.  The impact of this from several large processors was a major contributor to the decrease in deposits early in 2006.  Business deposits decreased also because of the increases in earnings crediting rates allowing for lower compensating balances.  In addition, as a result of the increased interest rate environment, a portion of the deposits appear to be moving to the higher yielding equity markets.  Management believes that core customer relationships are not adversely affected by this trend.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale. As of June 30, 2006, $33,785,000 was held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The volume of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities decreased 2.9% from $106,437,000 at December 31, 2005 to $103,352,000 at June 30, 2006.  The fair value of the portfolio reflected an unrealized loss of $2,285,000 at June 30, 2006 compared to an unrealized loss of $845,000 at December 31, 2005 which reflects the increase in the interest rate environment since the end of the year.

We held $1,841,000 in Federal Home Loan Bank stock as of June 30, 2006 compared to $1,659,000 as of December 31, 2005.  The increase is the result of new shares purchased to support a larger borrowing capacity and dividends received.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross	Estimated
June 30, 2006	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$26,811	—	$(818)	$25,993
Obligations of states and political subdivisions	28,618	$83	(869)	27,832
U.S. Government agencies collateralized by mortgage obligations	44,281	102	(694)	43,689
Other securities	3,642	—	(89)	3,553
	$103,352	$185	$(2,470)	$101,067

		Gross	Gross	Estimated
December 31, 2005	Amortized	Unrealized	Unrealized	Market
Investment Type (Dollars in thousands)	Cost	Gain	(Loss)	Value

U.S. Government agencies	$23,314	—	$(658)	$22,656
Obligations of states and political subdivisions	31,036	$371	(473)	30,934
U.S. Government agencies collateralized by mortgage obligations	48,479	237	(285)	48,431
Other securities	3,608	—	(37)	3,571
	$106,437	$608	$(1,453)	$105,592

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

Loans

Total gross loans increased to $305,023,000 as of June 30, 2006 compared to $301,802,000 as of December 31, 2005.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2006	% of Total loans	December 31, 2005	% of Total loans

Commercial & industrial	$82,704	27.0%	$82,978	27.5%
Real estate	132,538	43.4%	124,043	41.0%
Real estate — construction, land development and other land loans	44,013	14.4%	46,523	15.4%
Equity lines of credit	22,420	7.3%	23,604	7.8%
Agricultural	16,427	5.4%	17,547	5.8%
Consumer and installment	7,555	2.5%	7,539	2.5%
Other	120	0.0%	160	0.0%
	305,777	100.0%	302,394	100.0%
Deferred loan fees, net	(754)		(592)
Total loans	$305,023		$301,802

As of June 30, 2006, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 65.07% of total loans. This level of concentration is consistent with 64.21% at December 31, 2005.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At June 30, 2006 and December 31, 2005, we had no OREO, repossessed assets or restructured loans. At June 30, 2006, we had one non-accrual loan totaling $29,000 compared to two non-accrual loans totaling $616,000 at December 31, 2005.  At June 30, 2006, we estimated the potential for any losses from this credit would have a minimal impact on the allowance for credit losses.

A summary of non-accrual, restructured, and past due loans at June 30, 2006 and December 31, 2005 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at June 30, 2006 and December 31, 2005. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	June 30, 2006	December 31, 2005
Non-accrual Loans
Real Estate	—	$591
Commercial and Industrial	$29	25
Total non-accrual	29	616
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	$29	$616
Nonperforming loans to total loans	0.01%	0.20%
Ratio of non-performing loans to allowance for credit losses	.9%	18.5%
Loans considered to be impaired	—	$616
Related allowance for credit losses on impaired loans	—	—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of June 30, 2006, the only impaired loan was a $29,000 non-accrual loan, which is collateral-dependent.  We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time.  These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans.  Each classified loan is monitored monthly.  Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $4,136,000 as of June 30, 2006 compared to $2,598,000 as of December 31, 2005.

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

The allowance for credit losses is maintained to cover losses inherent in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Directors’ Audit Committee. They delegate the authority to the CCA to determine the loss reserve ratio for each type of asset and review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Month Period Ended	For the Twelve Month Period Ended
(In thousands)	June 30, 2006	December 31, 2005

Balance, beginning of the period	$3,339	$2,697
Provision charged to operations	500	510
Losses charged to allowance	(612)	(787)
Recoveries	198	168
Allowance acquired in merger of Bank of Madera County	—	751

Balance, end of period	$3,425	$3,339

Ratio of non-performing loans to allowance for credit losses	0.85%	18.5%
Allowance for credit losses to total loans	1.12%	1.11%

As of June 30, 2006 the balance in the allowance for credit losses was $3,425,000 compared to $3,339,000 as of December 31, 2005.  Net charge offs in 2006 totaled $414,000 consisting mainly of one commercial relationship totaling $527,000.  Limited recovery of this charge off is anticipated with approximately $140,000 expected in the second half of 2006.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $145,958,000 as of June 30, 2006 compared to $133,956,000 as of December 31, 2005.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2006 the allowance was 1.12% of total gross loans compared to 1.11% as of December 31, 2005.  During the six months ended June 30, 2006, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  The allowance for credit losses as a percentage of non-performing loans was 11810% as of June 30, 2006 and 542% as of December 31, 2005.  Management believes the allowance at June 30, 2006 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits decreased $30,262,000 or 7.02% to $400,727,000 as of June 30, 2006 compared to $430,989,000 as of December 31, 2005.  Interest bearing deposits decreased $9,501,000 or 3.42% to $268,484,000 as of June 30, 2006 compared to $277,985,000 as of December 31, 2005.  Non-interest bearing deposits decreased $20,761,000 or 13.57% to $132,243,000 as of June 30, 2006 compared to $153,004,000 as of December 31, 2005.  As mentioned above, we had several agricultural processors who held crop funds, mainly for raisins and nuts, in the fourth quarter of 2005 which were then paid out to farmers in the first quarter of 2006, along with overall sluggish deposit growth during the first half of 2006 as a portion of the deposits appear to be moving to higher yielding equity markets.

By expanding our branching network we anticipate broadening our deposit gathering base.  We opened an additional branch in the first half of 2006 in downtown Fresno, California.  We received approval from the FDIC and California Department of Financial Institutions to open a branch in the Sunnyside area of Fresno in the third quarter of 2006.  We also plan expansion of our Clovis In-store and Kerman branches in late 2006 or early 2007.

The composition of the deposits and average interest rates paid at June 30, 2006 and December 31, 2005 is summarized in the table below.

(Dollars in thousands)	June 30, 2006	Percent of Total Deposits	Effective Rate	December 31, 2005	Percent of Total Deposits	Effective Rate

NOW Accounts	$53,491	13.3%	0.10%	$56,991	13.2%	0.10%
MMA Accounts	91,371	22.8%	1.99%	108,024	25.1%	1.35%
Time Deposits	100,194	25.0%	3.32%	88,581	20.5%	2.55%
Savings Deposits	23,428	5.9%	0.39%	24,389	5.7%	0.34%
Total Interest-bearing	268,484	67.0%	1.91%	277,985	64.5%	1.37%
Non-interest bearing	132,243	33.0%		153,004	35.5%

Total deposits	$400,727	100.0%		$430,989	100.0%

Short-term borrowings totaled $13,038,000 as of June 30, 2006 compared to $3,250,000 at December 31, 2005.  Short-term borrowings at June 30, 2006, include $1,250,000 in principal payments coming due in the next twelve months on the loan with a major bank (described below) and $11,788,000 in FHLB advances maturing in the next twelve months.  We maintain a line of credit with the FHLB collateralized by commercial loans and government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long term debt, which consisted of payments coming due in 2007 on a loan with a major bank (described below), totaled $625,000 as of June 30, 2006 compared to $3,250,000 as of December 31, 2005.

The Company has a non-revolving loan agreement with a major bank under which it initially borrowed $2,500,000 and which had $1,875,000 in outstanding principal balance at June 30, 2006.  The loan bears interest indexed to prime or LIBOR, at the Company’s election and reprices each quarter.  During the first six months of 2006, the rate paid on the note was 7.75%.  The weighted average rate on the $11,788,000 FHLB advances was 4.67% and weighted average maturity was 0.28 years.

Capital

Our stockholders’ equity increased to $44,498,000 as of June 30, 2006 compared to $41,523,000 as of December 31, 2005.  The increase in stockholders’ equity is a result of net income of $3,099,000 for the six months ended June 30, 2006 combined with the proceeds from the exercise of stock options, the recording of the stock based compensation expense offset by the increase in accumulated other comprehensive losses as a result of unrealized losses on available-for-sale investment securities.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$35,704	7.92%	$31,767	6.84%
Minimum regulatory requirement	18,026	4.00%	18,572	4.00%
Central Valley Community Bank	35,901	7.97%	32,493	7.00%
Minimum requirement for “Well-Capitalized” institution	22,523	5.00%	23,204	5.00%
Minimum regulatory requirement	18,019	4.00%	18,563	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	35,704	10.38%	31,767	9.26%
Minimum regulatory requirement	13,753	4.00%	13,719	4.00%
Central Valley Community Bank	35,901	10.44%	32,493	9.48%
Minimum requirement for “Well-Capitalized” institution	20,624	6.00%	20,572	6.00%
Minimum regulatory requirement	13,749	4.00%	13,715	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	39,129	11.38%	35,106	10.24%
Minimum regulatory requirement	27,507	8.00%	27,437	8.00%
Central Valley Community Bank	39,326	11.44%	35,832	10.45%
Minimum requirement for “Well-Capitalized” institution	34,373	10.00%	34,287	10.00%
Minimum regulatory requirement	27,498	8.00%	27,429	8.00%

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

As a means of augmenting our liquidity, we have established Federal funds lines with correspondent banks.  At June 30, 2006 our available borrowing capacity includes approximately $13,000,000 in Federal funds lines with our correspondent banks and $4,848,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At June 30, 2006, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2006 and December 31, 2005:

Credit Lines (In thousands)	June 30, 2006	Balance at June 30, 2006	December 31, 2005	Balance at December 31,2005
Unsecured Credit Lines (interest rate varies with market)	$13,000	$-0-	$14,100	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $17,397 Fair Value of Collateral $16,976	$11,788	Collateral pledged $6,680 Fair Value of Collateral $6,598	$4,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,317 Fair Value of Collateral $3,198	$-0-	Collateral pledged $3,350 Fair Value of Collateral $3,252	$-0-

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note 6 — Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 10 — Commitments and Contingencies in the Company’s 2005 Annual Report to Shareholders’ on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 10 — Commitments and Contingencies in the Company’s 2005 Annual Report to Shareholders’ on Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2006, approximately 79.3% of our loan portfolio was tied to adjustable rate indices. The majority of theses adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of June 30, 2006, 86.5% of our time deposits mature within one year or less.  As of June 30, 2006, $625,000 of our long-term debt reprices on a quarterly basis.

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

Approximately 79.3% of our loan portfolio is tied to adjustable rate indices and 54.2% of our loan portfolio reprices within 90 days.  As of June 30, 2006, we had 105 loans totaling $30,525,000 with floors ranging from 1% to 8% and ceilings ranging from 10% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2007 under the interest rate shock scenarios stated.  The table was prepared as of June 30, 2006, at which time prime interest rate was 8.25%.  The amounts identified in the table are not materially different from what we showed at December 31, 2005.

Hypothetical Change in Rates	Projected Net Interest Income	Change from Rates at June 30, 2007	Percent Change from Rates at June 30, 2007
	($000)	($000)
UP 300 bp	$28,258	$3,691	15.02%
UP 200 bp	26,620	2,053	8.36%
UP 100 bp	25,092	525	2.14%
UNCHANGED	24,567	0	—
DOWN 100 bp	23,902	(666)	(2.71)%
DOWN 200 bp	22,648	(1,919)	(7.81)%
DOWN 300 bp	21,099	(3,468)	(14.12)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                                                                      None to report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a.                                       The Company’s 2006 Annual Meeting of Shareholders was held May 17, 2006.

b.                                      At the 2006 annual meeting the shareholders took the following actions:

•                  Elected Directors of the Company to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected and qualified.

•                  In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 4, 2006.  Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Withheld
Sidney B. Cox	4,709,045	8,788
Daniel N. Cunningham	4,709,045	8,788
Edwin S. Darden, Jr.	4,709,045	8,788
Daniel J. Doyle	4,709,045	8,788
Steven D. McDonald	4,682,613	35,220
Louis McMurray	4,709,045	8,788
Wanda L. Rogers	4,709,045	8,788
William S. Smittcamp	4,709,045	8,788
Joseph B. Weirick	4,709,045	8,788

•                  The ratification of the appointment of Perry-Smith LLP for the 2006 fiscal year as the Company’s independent registered public accounting firm.  The appointment was ratified by the following votes:

Votes for: 4,684,513         Votes against: 30,514         Abstentions: 2,806

ITEM 5 OTHER INFORMATION                                                                                                                     None to report.

ITEM 6 EXHIBITS

(a)          Exhibits

Exhibit No.	Description
10.65	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006.
10.66	Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: August 11, 2006	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
Date: August 11, 2006	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

 EXHIBIT INDEX

10.65                     Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006.

10.66                     Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006.

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