Form 10-Q
period 2006-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2006-11-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

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

Yes  ☐    No  ☒

As of November 8, 2006 there were 6,014,656 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2006 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In thousands, except share amounts)	September 30, 2006	December 31, 2005

ASSETS
Cash and due from banks	$17,725	$22,165
Federal funds sold	22,173	29,830
Total cash and cash equivalents	39,898	51,995
Interest bearing deposits in other banks	323	918
Available-for-sale investment securities (Amortized cost of $94,458 at September 30, 2006 and $106,437 at December 31, 2005)	94,380	105,592
Loans, less allowance for credit losses of $3,607 at September 30, 2006 and $3,339 at December 31, 2005	307,328	298,463
Bank premises and equipment, net	3,700	2,912
Bank owned life insurance	7,412	6,725
Federal Home Loan Bank stock	1,865	1,659
Goodwill and intangible assets	10,059	10,241
Accrued interest receivable and other assets	4,959	5,172
Total assets	$469,924	$483,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$127,753	$153,004
Interest bearing	284,992	277,985
Total deposits	412,745	430,989
Short-term borrowings	3,250	3,250
Long-term debt	313	3,250
Accrued interest payable and other liabilities	5,735	4,665
Total liabilities	422,043	442,154
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; outstanding 6,033,798 at September 30, 2006 and 5,891,820 at December 31, 2005	14,183	13,053
Retained earnings	33,745	28,977
Accumulated other comprehensive loss, net of tax	(47)	(507)
Total shareholders’ equity	47,881	41,523
Total liabilities and shareholders’ equity	$469,924	$483,677

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(In thousands except earnings per share amounts)	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$6,565	$5,521	$18,880	$15,180
Interest on Federal funds sold	277	136	712	418
Interest and dividends on investment securities:
Taxable	817	750	2,375	2,391
Exempt from Federal income taxes	234	297	800	884
Total interest income	7,893	6,704	22,767	18,873
INTEREST EXPENSE:
Interest on deposits	1,682	1,047	4,350	2,701
Other	107	65	303	186
Total interest expense	1,789	1,112	4,653	2,887
Net interest income before provision for credit losses	6,104	5,592	18,114	15,986
PROVISION FOR CREDIT LOSSES	100	10	600	10
Net interest income after provision for credit losses	6,004	5,582	17,514	15,976
NON-INTEREST INCOME:
Service charges	665	606	1,870	1,806
Loan placement fees	88	91	284	283
Net realized gains on sales of investment securities	14	10	123	82
Appreciation in cash surrender value of bank owned life insurance	65	54	186	157
Federal Home Loan Bank stock dividends	23	17	63	49
Net realized gain on sale and disposal of assets	188	—	188	—
Other income	252	250	784	630
Total non-interest income	1,295	1,028	3,498	3,007
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,689	2,353	7,890	7,098
Occupancy and equipment	609	534	1,746	1,593
Other expense	1,333	1,134	3,838	3,471
Total non-interest expenses	4,631	4,021	13,474	12,162
Income before provision for income taxes	2,668	2,589	7,538	6,821
PROVISION FOR INCOME TAXES	999	940	2,770	2,445
Net income	$1,669	$1,649	$4,768	$4,376

Basic earnings per share	$0.28	$0.28	$0.80	$0.75
Diluted earnings per share	$0.26	$0.26	$0.74	$0.69

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005
AND THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006
(Unaudited)

	Common Shares			Accumulated Other
(In thousands except share and per share amounts)	Shares	Amount	Retained Earnings	Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity	Total Comprehensive Income

Balance, January 1, 2005	5,257,734	$6,343	$22,933	$330	$29,606
Comprehensive income
Net income			6,044		6,044	$6,044
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(837)	(837)	(837)
Total comprehensive income						$5,207
Stock issued for acquisition	522,106	6,079			6,079
Stock options exercised and related tax benefit	111,980	631			631

Balance, December 31, 2005	5,891,820	13,053	28,977	(507)	41,523

Comprehensive income
Net income			4,768		4,768	$4,768
Other comprehensive gain, net of tax:
Net change in unrealized losses on available-for-sale investment securities				460	460	460
Total comprehensive income						$5,228
Stock options exercised and related tax benefit	141,978	1,006			1,006
Stock-based compensation expense		124			124

Balance, September 30, 2006	6,033,798	$14,183	$33,745	$(47)	$47,881

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,768	$4,376
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	187	90
Depreciation, amortization and accretion, net	1,310	1,808
Stock-based compensation	124	—
Tax benefit from exercise of stock options	(390)	(161)
Provision for loan losses	600	10
Net realized gains on sales of available-for-sale investment securities	(123)	(82)
Net realized gains on sales of premises and equipment	(188)	—
Increase in bank owned life insurance, net of expenses	(182)	(153)
FHLB stock dividends	(63)	(49)
Net (increase) decrease in accrued interest receivable and other assets	(80)	1,585
Net increase in accrued interest payable and other liabilities	1,443	301
Net cash provided by operating activities	7,406	7,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired in acquisitions	21	13,844
Purchases of available for sale investment securities	(17,588)	(41,989)
Proceeds from sales or calls of available-for-sale investment securities	16,559	14,977
Proceeds from principal repayments of available-for-sale investment securities	11,717	17,292
Proceeds from maturity of available-for-sale investment securities	1,000	—
Proceeds from sale of premises	455	—
Net increase in FHLB stock	(143)	—
Net decrease in interest bearing deposits in other banks	595	656
Net increase in loans	(9,651)	(36,087)
Purchases of premises and equipment	(1,788)	(527)
Purchases of bank owned life insurance	(505)	(440)
Net cash provided by (used in) investing activities	672	(32,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(30,621)	11,023
Net increase in time deposits	12,377	9,728
Proceeds from borrowings from Federal Home Loan Bank	9,788	—
Repayments to Federal Home Loan Bank	(11,788)	(2,000)
Repayments to borrowings from other financial institutions	(937)	—
Proceeds from exercise of stock options	616	378
Tax benefit from exercise of stock options	390	161
Net cash (used in) provided by financing activities	(20,175)	19,290
Decrease in cash and cash equivalents	(12,097)	(5,259)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,995	43,814
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,898	$38,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$4,498	$2,754
Income taxes	$2,060	$2,423
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$767	$(933)
Non-Cash Financing Activities:
Tax Benefit from stock options exercised	$390	$161
Supplemental schedules related to acquisition:
Acquisition of Bank of Madera County:
Deposits		$63,769
Other liabilities		439
Loans, net		(45,028)
Intangibles	$21	(10,455)
Premises and equipment		(390)
Federal Home Loan Bank stock		(172)
Other assets		(398)
Stock Issued		6,079
Cash acquired, net of cash paid to Bank of Madera County shareholders	$21	$13,844

CENTRAL VALLEY COMMUNITY BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at September 30, 2006 and December 31, 2005, and the results of its operations for the three and nine month interim periods ended September 30, 2006 and September 30, 2005 and its cash flows for the nine month interim period ended September 30, 2006 and September 30, 2005 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2006 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2. Stock-Based Compensation

The Company has three stock-based compensation plans, which are described in Note 3. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock Based Compensation, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R).  There were 15,000 options granted in the first nine months of 2006 and no grants were made in the same period of 2005.  Results for prior periods have not been restated.   Prior to January 1, 2006, The Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the nine months ended September 30, 2006 was $124,000 and $108,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine month period ended September 30, 2006 would have been $0.82 and $0.75, respectively, without the adoption of SFAS 123(R) compared to $0.80 and $0.74, respectively, as reported.  Income before provision for income taxes and net income for the quarter ended September 30, 2006 was lower by $39,000 and $34,000, respectively than if we had continued under APB 25.  There was no impact to basic and diluted EPS for the quarter ended September 30, 2006.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  Excess tax benefits for the quarter ended September 30, 2006 were $113,000 and were $390,000 for the nine months ended September 30, 2006.

In February 2005 the Company accelerated the vesting of 186,000 options previously granted to certain directors and executive officers as reflected in the table below. No stock based compensation is reflected in net income for the nine months ended September 30 2005, as a result of the acceleration of the vesting as it is expected that generally all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to the Company’s stock option plans for the quarter and nine months ended September 30, 2005.

	For the Quarter Ended	For the Nine Months Ended
(In thousands, except per share amounts)	September 30, 2005	September 30, 2005

Net earnings as reported	$1,649	$4,376
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	54	446

Pro forma net income	$1,595	$3,930

Basic earnings per share - as reported	$0.28	$0.75
Basic earnings per share - pro forma	$0.27	$0.67

Diluted earnings per share - as reported	$0.26	$0.69
Diluted earnings per share - pro forma	$0.25	$0.62

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 932,052 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 71,286 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

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

A summary of the combined activity of the plans follows:

	Nine Months ended September 30, 2006
		Weighted	Weighted	Average
		Average	Average Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Options outstanding, beginning of period	1,085,290	$5.97
Options granted	15,000	$15.50
Options exercised	(141,978)	$4.34
Options canceled	(26,260)	$5.68
Options outstanding, end of period	932,052	$6.39	5.22	$8,448
Options vested or expected to vest at September 30, 2006	898,511	$6.30	6.54	$8,220
Options exercisable, end of period	754,792	$5.08	6.23	$7,828

There were no options granted in the quarter ended September 30, 2006 and 156,300 options were granted in the same quarter of 2005.  The total intrinsic value of options exercised during the quarter ended September 30, 2006 was $636,000.  The total intrinsic value of options exercised in the nine month period ended September 30, 2006 was $1,564,000.

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

As of September 30, 2006, there was $431,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992 Plan and 2000 Plan.  The cost is expected to be recognized over a weighted average period of four years.  Total fair value of options vested was $104,000 and $197,000 for the quarter and nine month periods ended September 30, 2006.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except share and per share amounts)	2006	2005	2006	2005
Net income	$1,669	$1,649	$4,768	$4,376
Weighted average shares outstanding	6,008,712	5,873,027	5,959,873	5,830,044
Net income per share	$0.28	$0.28	$0.80	$0.75

Diluted Earnings Per Share	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except share and per share amounts)	2006	2005	2006	2005
Net income	$1,669	$1,649	$4,768	$4,376
Weighted average shares outstanding	6,008,712	5,873,027	5,959,873	5,830,044
Effect of dilutive stock options	491,883	553,547	511,297	567,257
Weighted average shares of common stock and common stock equivalents	6,500,595	6,426,574	6,471,170	6,397,301
Net income per diluted share	$0.26	$0.26	$0.74	$0.69

Note 5. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended September 30, 2006 and 2005 was $2,993,000 and $1,152,000 and was $5,228,000 and $3,823,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

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

Commitments to extend credit amounting to $145,672,000 and $133,956,000 were outstanding at September 30, 2006 and December 31, 2005, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $62,764,000 and $64,374,000 were outstanding at September 30, 2006 and December 31, 2005, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $30,099,000 and $20,636,000 as of September 30, 2006 and December 31, 2005, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $612,000 and $80,000 were outstanding at September 30, 2006 and December 31, 2005, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2006 and December 31, 2005.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 7.  Recent Accounting Developments

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  Management does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy.  An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2006.  Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the EITF on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4 (FTB 85-4).  FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.”  Questions arose in applying the guidance in FTB 85-4 to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time.  EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy.  Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.”  An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006.  Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Consideration of the Effects of Prior Year Misstatements

In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulletin was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged.  Management does not believe the adoption of SAB 108 will have a material impact on the Company’s financial position or results of operations.

Note 8.  Subsequent Events

On October 18, 2006, the Board of Directors of Central Valley Community Bancorp (the “Company) approved the adoption of a program to effect repurchases of the Company’s common stock.  The Company may repurchase up to approximately $1,000,000 of the Company’s outstanding shares of common stock under the program for a period beginning on October 23, 2006 and ending June 30, 2007.  The shares will be repurchased in open market transactions through brokers, subject to availability.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment (“SFAS 123(R)”) using the modified prospective transition method.  Prior to adoption of this statement, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock-Based Compensation.  See Notes 2 and 3 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 123(R) and for further information on the Company’s stock-based compensation plans.  In March 2005 the Company adopted the Central Valley Community Bancorp Omnibus Incentive Plan.  Under this plan, the Company can award stock appreciation rights and restricted stock in addition to the incentive and non-statutory stock options.

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2005 Annual Report to Shareholders’ on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Third Quarter 2006

In the third quarter of 2006, our net income was $1,669,000 compared to net income of $1,649,000 for the same period in 2005.  Diluted EPS was $0.26 for both periods.   This increase in net income was the result of an increase in average total loans of 8.03% and an increase in net interest margin of 25 basis points for the third quarter of 2006 compared to the same period in 2005.

Annualized return on average equity for the third quarter of 2006 was 14.28% compared to 16.67% for the same period of 2005. Total average equity was $46,772,000 at September 30, 2006 compared to $39,567,000 at September 30, 2005. Equity increased primarily as a result of the net income included in retained earnings and proceeds from exercise of stock options.

First Nine Months of 2006

For the first nine months of 2006, our operating results exceeded those of the same period in 2005 by 8.96%.  Net income was $4,768,000 for the first nine months of 2006 compared to net income of $4,376,000 for the same period in 2005.  Results for the first nine months of 2006 included a $600,000 ($360,000 after tax) provision for credit losses, compared to a $10,000 provision for credit losses in the first nine months of 2005.  Diluted EPS for the first nine months of 2006 was $0.74 compared to $0.69 for the first nine months of 2005.

Annualized return on average equity for the first nine months of 2006 was 14.30% compared to 15.40% for the same period of 2005. Total average equity was $44,475,000 September 30, 2006 compared to $37,895,000 at September 30, 2005. Equity increased primarily as a result of the net income included in retained earnings.

In comparing the first nine months of 2006 to the same period in 2005, total loans continued to grow at a double digit pace.  For the nine months ended September 30, 2006, we made a pre-tax addition of $600,000 to the allowance for credit losses to restore the allowance to the level of estimated reserves for probable losses in the portfolio. Refer to Provision for Credit Loss and Allowance for Credit Losses for further discussion.Average total loans increased by $30,764,000 or 11.34% in the first nine months of 2006 compared to the same period in  2005.  Asset quality continues to be strong.  The Bank had no non-accrual loans at September 30, 2006 compared to two loans at December 31, 2005 totaling $616,000 and one loan totaling $591,000 at September 30, 2005.  We had no other real estate owned at September 30, 2006, December 31, 2005 or September 30, 2005.  In 2006, we recorded a charge-off relating to of a $527,000 commercial relationship in the Sacramento area.

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (the “Bank”). We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in Fresno and Madera Counties of central California.  Additionally, we have a private banking office in Sacramento County. As a holding company, the Company is subject to supervision, examination and regulations of the Federal Reserve Bank.

At September 30, 2006, we had total loans of $310,935,000, total assets of $469,924,000, total deposits of $412,745,000 and shareholders’ equity of $47,881,000.

Central Valley Community Bank (the “Bank”)

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

In February 2006, we opened our newest branch in downtown Fresno bringing the total number of full service branches to 10 which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2006 FDIC data, the Bank’s seven branches in Fresno County (Clovis, Fresno, Kerman, and Prather) had a 4.8% combined deposit market share of all banks and 3.9% of all depositories including thrifts, and savings banks.

The Bank anticipates additional branch openings to meet the growing service needs of its customers.  We have been approved by FDIC and the California Department of Financial Institutions (DFI) for a new branch site in the Sunnyside area of Fresno and anticipate the branch opening in the fourth quarter of 2006.  The branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•    Return to our stockholders;

•    Return on average assets;

•    Development of core revenue streams, including net interest income and non-interest income;

•    Asset quality;

•    Asset growth; and

•    Operating efficiency.

Return to Our Stockholders.

Return to our stockholders is measured in the form of return on average equity (“ROE”). Our net income for the nine months ended September 30, 2006 increased by $392,000 or 8.96% to $4,768,000 compared to $4,376,000 for the nine months ended September 30, 2005.  Net income increased mainly due to an increase in net interest income attributed to an increase in average earning assets, the continued positive effect of the increase in interest rates and management of deposit interest expense.  Non-interest income increased but was offset by an increase in non-interest expenses. Basic EPS increased to $0.80 for the nine months ended September 30, 2006 compared to $0.75 for the nine months ended September 30, 2005. Diluted EPS increased to $0.74 for the nine months ended September 30, 2006 compared to $0.69 for the nine months ended September 30, 2005. The increase in EPS was due primarily to the increase in net income, partially offset by an increase in average shares outstanding as a result of the exercise of stock options. Our annualized ROE was 14.30% for the nine months ended September 30, 2006 compared to 15.63% for the year ended December 31, 2005 and 15.40% for the nine months ended September 30, 2005.  The decrease in ROE is reflective of an increase in capital primarily from net income included in retained earnings.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our annualized ROA for the nine months ended September 30, 2006 was 1.37% compared to 1.33% for the year ended December 31, 2005 and 1.30% for the nine months ended September 30, 2005.   Average assets for the nine months ended September 30, 2006 were $465,518,000 compared $455,680,000 for the year ended December 31, 2005. ROA for our peer group was 1.14% at June 30, 2006.  Peer group information in this report is from SNL Financial data and includes all holding companies in California with assets from $300M to $500M and not subchapter S.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposits and managing the cost of funds. As a result, our net interest income before provision for credit losses increased $2,128,000 or 13.31% to $18,114,000 for the nine months ended September 30, 2006 compared to $15,986,000 for the nine months ended September 30, 2005. Another measurement of those efforts is our net interest margin which improved 41 basis points to 5.80% for the nine months ended September 30, 2006 compared to 5.39% for the nine months ended September 30, 2005.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, gains on sales from investment securities, and other income.   Non-interest income for the first nine months of 2006 increased $491,000 or 16.33% to $3,498,000 compared to $3,007,000 for the first nine months of 2005.  The increase in non-interest income for the first nine months can be mainly attributed to an increase in net realized gains from the sale of investments securities, net realized gains from the sale and disposal of assets, an increase in service charge income, and an increase in other non-interest income.   Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had no non-performing loans as of September 30, 2006 compared to two non-performing loans totaling $616,000 as of December 31, 2005 and one non-performing loan of $591,000 at September 30, 2005.  The decrease in non-performing loans at September 30, 2006 is primarily due to the pay off of one non-performing loan after the sale of the property prior to completion of foreclosure in the second quarter of 2006.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  Non-performing loans as a percentage of total loans were 0.00% at September 30, 2006 and 0.20% at both December 31, 2005 and September 30, 2005. The Company did not have any other real estate owned at September 30, 2006,  December 31, 2005or September 30, 2005.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore affecting ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased 2.84% during the first nine months of 2006 from $483,677,000 as of December 31, 2005 to $469,924,000 as of September 30, 2006.  Total investment securities including Federal funds sold decreased 13.93% to $116,553,000 at September 30, 2006 compared to $135,422,000 as of December 31, 2005.  Total gross loans increased 1.03% to $310,935,000 as of September 30, 2006 compared to $301,802,000 as of December 31, 2005.  Total deposits decreased 4.23% to $412,745,000 as of September 30, 2006 compared to $430,989,000 as of December 31, 2005.  As a result of an increased interest rate environment, a portion of our deposits appear to be moving to the higher yielding equity markets.  Management believes that core customer relationships are not adversely affected by this trend.  We continue to under perform in our loan to deposit ratio compared to our peers.  Our loan to deposit ratio at September 30, 2006 was 75.33% compared to 70.03% at December 31, 2005.  The loan to deposit ratio of our peers was 84.62% at June 30, 2006.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities and assets) improved to 62.50% for the first nine months of 2006 compared to 63.46% for the first nine months of 2005. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. The Company’s net interest income before provision for credit losses plus non-interest income increased 12.64% to $21,301,000 for the nine months ended September 30, 2006 compared to $18,911,000 for the same period in 2005, while operating expenses, excluding amortization of intangibles, increased 10.93% to $13,313,000 from $12,001,000 for the same period in 2005.

RESULTS OF OPERATIONS

NET INCOME FOR THE FIRST NINE MONTHS OF 2006 COMPARED TO THE FIRST NINE MONTHS OF 2005:

Net income increased to $4,768,000 for the nine months ended September 30, 2006 compared to $4,376,000 for the nine months ended September 30, 2005.  Basic earnings per share were $0.80 and $0.75 for the nine months ended September 30, 2006 and 2005, respectively. Diluted earnings per share were $0.74 and $0.69 for the nine months ended September 30, 2006 and 2005, respectively.  Annualized ROE was 14.30% for the nine months ended September 30, 2006 compared to 15.40% for the nine months ended September 30, 2005.  Annualized ROA for the nine months ended September 30, 2006 was 1.37% compared to 1.30% for the nine months ended September 30, 2005.

The increase in net income and profitability for the nine months ended September 30, 2006 compared to the same period in the prior year was mainly due to the increases in net interest income and non-interest income and was partially offset by the increases in the provision for credit losses and increases in non-interest expenses.  Net interest income increased due to an increase in average interest earning assets provided by our organic growth, and the positive effect of our asset sensitive position and our ability to attract non-interest bearing deposits.  The six increases in the Federal funds interest rate from September 30, 2005 to September 30, 2006 also contributed to the increase in net interest income.  Non-interest expenses increased primarily due to salaries and benefits, occupancy and equipment and other expenses.  Further discussion of these expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months ended September 30, 2006			For the Nine Months ended September 30, 2005
(Dollars in thousands)	Average		Yield/	Average		Yield/
(Unaudited)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning deposits in other banks	$738	$20	3.61%	$2,475	$49	2.64%
Securities
Taxable securities	75,615	2,355	4.15%	90,191	2,342	3.46%
Non-taxable securities (1)	27,565	1,212	5.86%	23,865	1,339	7.48%
Total investment securities	103,180	3,567	4.61%	114,056	3,681	4.30%
Federal funds sold	19,742	712	4.81%	19,306	418	2.89%
Total	123,660	4,299	4.64%	135,837	4,148	4.07%
Loans (2) (3)	301,834	18,880	8.34%	270,436	15,180	7.48%
Federal Home Loan Bank stock	1,771	63	4.74%	1,611	49	4.06%
Total interest-earning assets	427,265	23,242	7.25%	407,884	19,377	6.33%
Allowance for credit losses	(3,416)			(3,502)
Non-accrual loans	276			910
Cash and due from banks	17,264			19,258
Bank premises and equipment	3,072			3,037
Other non-earning assets	21,057			21,737
Total average assets	$465,518	23,242		$449,324	19,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$79,645	118	0.20%	$84,250	113	0.18%
Money market accounts	103,312	1,710	2.21%	109,491	1,006	1.23%
Time certificates of deposit, under $100,000	50,733	1,056	2.78%	48,619	730	2.00%
Time certificates of deposit, $100,000 and over	45,585	1,466	4.29%	38,557	852	2.95%
Total interest-bearing deposits	279,275	4,350	2.08%	280,917	2,701	1.28%
Other borrowed funds	7,854	303	5.14%	6,800	186	3.65%
Total interest-bearing liabilities	287,129	4,653	2.16%	287,717	2,887	1.34%
Non-interest bearing demand deposits	130,540			120,791
Other liabilities	3,374			2,921
Shareholders’ equity	44,475			37,895
Total average liabilities and shareholders’ equity	$465,518	4,653		$449,324	2,887
Interest income and rate earned on average earning assets		23,242	7.25%		19,377	6.33%
Interest expense and interest cost related to average interest-bearing liabilities		4,653	2.16%		2,887	1.34%
Net interest income and net interest margin (4)		$18,589	5.80%		$16,490	5.39%

(1)             Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $412 and $455 in 2006 and 2005, respectively.

(2)             Loan interest income includes loan fees of $603 in 2006 and $755 in 2005.

(3)             Average loans exclude  non-accrual loans.

(4)             Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 24.37% in the first nine months of 2006 compared to the same period of 2005.  Management believes its focus on building relationships, which resulted in an increase in loan volume, and six interest rate increases that have occurred since September 30, 2005, were the major components of the $3,700,000 increase.  Average total loans for the first nine months of 2006 increased 11.34% to $302,110,000 compared to $271,346,000 for the same period in 2005.  Competition for loans is strong in the Central Valley.  We have seen an increase in the number of regional and community banks opening branches and loan centers.  This competition is often reflected in aggressive loan pricing.  We are committed to providing our customers with the best price, however we are also committed to increase our value to shareholders.  We believe we were able to meet the challenge and reported an increase in the yield on loans of 86 basis points for the first nine months of 2006 to 8.34% compared to 7.48% for the same period of 2005.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $194,000 in the first nine months of 2006 compared to the same period of 2005, mainly due to the six interest rate increases that have occurred since September 30, 2005 partially offset by a 8.96% decrease in average total investments.  Income from investments represents 21.46% of net interest income for the nine months ended September 30, 2006 compared to 23.10% for the same period in 2005.

In 2006, we repositioned our holdings in municipal securities and sold several municipal securities that were less than five years from maturity or call.  The result of the approximate $4,696,000 repositioning was a net realized gain on sale of these municipal securities of $92,000.  We believe this repositioning provided the best return for the short term municipals and will provide future reinvestment opportunities to increase yields.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At September 30, 2006, we held $39,902,000 or 42.28% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 4.84%.  We recognize the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value changes could be expected to be negative.  The change in market value of the available-for-sale investment portfolio, net of the tax-effect, is also reflected as a separate component of the Company’s equity.  At September 30, 2006, the average life of the investment portfolio was 4.6 years and the market value reflected a pre-tax loss of $78,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2006, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $6,462,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $6,402,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the seventeen changes in interest rates since June 30, 2004 which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first nine months of 2006 increased $3,894,000, to $22,767,000 compared to $18,873,000 for the nine months ended September 30, 2005.  The increase was due to the 4.75% increase in the average balance of interest earning assets, combined with the 92 basis point increase in the yield on those assets.   Average interest earning assets increased to $427,265,000 for the nine months ended September 30, 2006 compared to $407,884,000 for the nine months ended September 30, 2005. The yield on interest earning assets increased to 7.25% for the nine months ended September 30, 2006 compared to 6.33% for the nine months ended September 30, 2005.  The $19,381,000 increase in average earning assets can be attributed to our own organic growth.

Interest expense on deposits for the nine months ended September 30, 2006 increased $1,649,000 or 61.05% to $4,350,000 compared to $2,701,000 for the nine months ended September 30, 2005.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, increased 52 basis points to 1.42% for the nine months ended September 30, 2006 compared to 0.90% for the same period in 2005. The cost of deposits increased principally due to the repricing of interest bearing deposits as a result of the increasing rate environment somewhat offset by a  $1,642,000 decrease in the volume of average interest bearing deposits and an 8.07% or $9,749,000 increase in our average non-interest bearing deposits.  Average interest-bearing deposits were $279,275,000 for the nine months ended September 30, 2006, with an effective rate of 2.08%, compared to $280,917,000 for the same period ended September 30, 2005, with an effective rate of 1.28%.

Average other borrowings increased to $7,854,000 with an effective rate of 5.14% for the nine months ended September 30, 2006 compared to $6,800,000 with an effective rate of 3.65% for the nine months ended September 30, 2005.    Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank.   The bank loan was primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan is indexed to prime rate or to the three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate borrowings.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2006 increased $2,128,000 or 13.31% to $18,114,000 compared to $15,986,000 for the nine months ended September 30, 2005. This increase was primarily due to the increase in the net interest margin of 41 basis points, combined with an increase in average interest earning assets while average interest bearing liabilities remained stable.  Average interest earning assets were $427,265,000 for the nine months ended September 30, 2006 with a net interest margin of 5.80% compared to $407,884,000 with a net interest margin of 5.39% for the nine months ended September 30, 2005.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	September 30, 2006 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2005 Amount	Percent of Loans in Each Category to Total Loans
Commercial & Industrial	$1,506	24.2%	$1,325	27.5%
Real Estate	1,124	46.1%	1,138	41.0%
Real Estate - construction, land development and other land loans	305	14.4%	378	15.4%
Equity Lines of Credit	185	7.6%	175	7.8%
Agricultural	190	5.3%	120	5.8%
Consumer & Installment	208	2.3%	198	2.5%
Other	1	0.1%	1	0.0%
Non-specific reserve	88		4
	$3,607		$3,339

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first nine months of 2006 were $600,000 compared to $10,000 for the first nine months of 2005.  The increase in 2006 is due in part to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses after the first quarter charge off of one commercial relationship which resulted in a net charge off of $348,000.

The bank had no non-performing loans as of September 30, 2006 compared to non-performing loans as a percentage of loans of 0.20% as of December 31, 2005 and 0.20% as of September 30, 2005.  Non-performing loans as of December 31, 2005 were $616,000 and $591,000 as of September 30, 2005.   The Company did not have any other real estate owned at September 30, 2006, December 31, 2005 or September 30, 2005.

The net charge off ratio, which reflects net charge-offs to average loans for the nine months ended September 30, 2006 was 0.110% compared to a net recovery ratio of .0024% for the same period in 2005.  The historical ratios for the past three years were a net charge off ratio of 0.223% for 2005, a net recovery ratio of 0.139% for 2004, and a net charge-off ratio of 0.005% for 2003.  Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees, net gain on sales of investments and assets and other income.  Non-interest income increased 16.33% to $3,498,000 for the nine months ended September 30, 2006 compared to $3,007,000 for the same period ended September 30, 2005.  The $491,000 increase in non-interest income in the periods under review was mainly due to net gains from the sale of real estate; increases in EFT network fees, service charge income, and bank card merchant fees; and net gains from sales of investments.

Customer service charges increased $64,000 to $1,870,000 for the first nine months of 2006 compared to $1,806,000 for the same period in 2005, mainly due to a $79,000 increase in NSF fees offset by a $15,000 decrease in transaction account service charges. The decrease in service charge fees can be partially attributed to the success of our new Free Checking Account.  This product has become the product of choice of our existing customers as well as new customers and offers a basic account with no average balance requirements, no monthly service charge, and pays no interest.

Net realized gains on sales of investment securities was $123,000 for the first nine months of 2006 compared to $82,000 for the same period of 2005.   Early in 2006, we reviewed of our investment portfolio and found an opportunity to reposition some of our municipal holdings.  Approximately $4,696,000 in municipal securities was scheduled to either mature or be called in the next five years. We recognized this as an opportunity to sell these investments which resulted in a gain of $92,000.  During 2006, we sold other investment securities, mainly for liquidity purposes, resulting in further net gains of $31,000.

The Company had a $188,000 net realized gain from the sale and disposal of assets in the first nine months of 2006.  The gain was primarily the result of a pre-tax gain on sale of real property of $265,000.  The sale was related to the consolidation of certain of our administrative, support and other office functions from five office buildings into a single location.   Offsetting the gain from the sale were losses associated with the write down of assets and tenant improvements in the buildings vacated.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers. Loan placement fees were relatively flat comparing the nine month periods ended September 30, 2006 and 2005.  Loan placement fee income was $284,000 for 2006 compared to $283,000 for the first nine months of 2005.  Activity in this area has centered on refinancing.  In 2006 customers refinanced to pay off variable rate equity lines of credit into fixed rate products while others refinanced adjustable rate loans and other unusual mortgage types.  It is anticipated we will see this income decrease for the remainder of 2006 as refinancing activity continues to slow down.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of bank owned life insurance (BOLI) increased $29,000 mainly due to $505,000 in new BOLI purchased since September 30, 2005.  The Bank purchased the insurance in connection with new split dollar life insurance policies related to new salary continuation benefits for certain officers of the Bank.   The effective rate received on BOLI also increased.  This interest rate is reviewed annually by the Board of Directors.  Salary continuation and the related BOLI are used as a retention tool for directors and key employees of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $1,865,000 in FHLB stock.  Dividends in the first nine months of 2006 increased $14,000 compared to the same period in 2005.

Other income increased $154,000 for the first nine months of 2006 compared to the same period in 2005.  The increase is mainly due to increases in various types of fee income from services provided by the Bank, which include EFT network interchange fees, merchant fees from bank cards, annual fees from a consumer credit line product, and fees from investment services provided by a third party.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,312,000 or 10.79% to $13,474,000 for the nine months ended September 30, 2006 compared to $12,162,000 for the nine months ended September 30, 2005.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excludes net gains from sales of securities and assets), improved to 62.50% for the first nine months of 2006 compared to 63.46% for the first nine months of 2005.  The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses.

Salaries and employee benefits increased $792,000 or 11.16% to $7,890,000 for the first nine months of 2006 compared to $7,098,000 for the first nine months of 2005. The increase in salaries and employee benefits for the nine month period ended September 30, 2006 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits, the new employees for our downtown Fresno branch, and incentive based compensation due to increased loan  production profitability. In 2006, we also recorded salary expense of $124,000 related to stock based compensation expenses for outstanding employee stock options.

Occupancy and equipment expense increased $153,000 to $1,746,000 for the first nine months of 2006 compared to $1,593,000 for the first nine months of 2005.  The 9.60% increase in occupancy expense for the nine months ended September 30, 2006 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with opening the new downtown Fresno branch.

Other non-interest expenses increased $367,000 or 10.57% in the periods under review.  In connection with the consolidation of certain offices, the Company recorded pretax relocation related expenses of $91,000 which are included in other non-interest expense.   The following table describes other significant components of other non-interest expense as a percentage of average assets.

For the nine month periods ended September 30,	Other Expense 2006	Annualized % Avg Assets	Other Expense 2005	Annualized % Avg Assets
(Dollars in thousands)
Advertising	$338	0.10%	$316	0.09%
Audit/accounting	280	0.08%	207	0.06%
Data/item processing	605	0.17%	615	0.18%
ATM/debit card expenses (1)	215	0.06%	195	0.06%
Director fees	111	0.03%	102	0.03%
Donations	86	0.02%	84	0.02%
Education/training	57	0.02%	45	0.01%
General Insurance	87	0.03%	88	0.03%
Legal fees	206	0.06%	149	0.04%
Postage	125	0.04%	116	0.03%
Regulatory assessments	85	0.02%	107	0.03%
Stationery/supplies	177	0.05%	155	0.05%
Telephone	85	0.02%	94	0.03%
Travel expense	42	0.01%	35	0.01%
Operating losses	27	0.01%	11	0.00%
Other	1,312	0.38%	1,152	0.34%
Total other non-interest expense	$3,838		$3,471

(1)             Net of fees earned

Provision for Income Taxes

The effective income tax rate was 36.75% for the nine months ended September 30, 2006 compared to 35.85% for the nine months ended September 30, 2005.  The increase in the effective tax rate in 2006 is mainly a result of a decrease in average non-taxable municipal investment securities compared to the same prior year period.  Provision for income taxes totaled $2,770,000 and $2,445,000 for the nine months ended September 30, 2006, and 2005, respectively.

NET INCOME FOR THE THIRD QUARTER OF 2006 COMPARED TO THE THIRD QUARTER OF 2005:

Net income increased to $1,669,000 for the third quarter ended September 30, 2006 compared to $1,649,000 for the third quarter ended September 30, 2005.  Basic earnings per share were $0.28 for the quarters ended September 30, 2006 and 2005.  Diluted earnings per share were $0.26 for the quarters ended September 30, 2006 and 2005. Annualized ROE was 14.28% for the quarter ended September 30, 2006 compared to 16.67% for the quarter ended September 30, 2005.  Annualized ROA for the three months ended September 30, 2006 was 1.43% compared to 1.45% for the quarter ended September 30, 2005.

The slight increase in net income and profitability for the quarter ended September 30, 2006 compared to the same period in the prior year was mainly due to the increases in net interest income and non-interest income and was partially offset by the increases in the provision for credit losses and increases in non-interest expenses.  Net interest income increased due to an increase in average interest earning assets provided by our organic growth, and the positive effect of our asset sensitive position.  The six increases in the Federal funds interest rate from the third quarter of 2005 to the third quarter of 2006 also contributed to the increase in net interest income.  Non-interest expenses increased primarily due to salaries and benefits and other expenses.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
(Dollars in thousands) (Unaudited)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning deposits in other banks	$459	$4	3.49%	$2,281	$20	3.51%
Securities
Taxable securities	73,013	813	4.45%	82,355	730	3.55%
Non-taxable securities (1)	25,073	355	5.66%	27,196	450	6.62%
Total investment securities	98,086	1,168	4.76%	109,551	1,180	4.31%
Federal funds sold	20,981	277	5.28%	15,841	136	3.43%
Total securities	119,526	1,449	4.85%	127,673	1,336	4.19%
Loans (2) (3)	307,634	6,565	8.54%	284,154	5,521	7.77%
Federal Home Loan Bank stock	1,858	23	4.95%	1,631	17	4.17%
Total interest-earning assets	429,018	8,037	7.49%	413,458	6,874	6.65%
Allowance for credit losses	(3,521)			(3,541)
Non-accrual loans	17			636
Cash and due from banks	17,258			20,257
Bank premises & equipment	3,126			2,853
Other non-earning assets	21,323			22,092
Total average assets	$467,221	$8,037		$455,755	$6,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$74,444	$41	0.22%	$81,730	$38	0.19%
Money market accounts	104,606	689	2.63%	111,458	394	1.41%
Time certificates of deposit, under $100,000	42,498	392	3.69%	47,895	269	2.25%
Time certificates of deposit, $100,000 and over	57,342	560	3.91%	41,493	346	3.34%
Total interest-bearing deposits	278,890	1,682	2.41%	282,576	1,047	1.48%
Other borrowed funds	7,996	107	5.35%	6,500	65	4.00%
Total interest-bearing liabilities	286,886	1,789	2.49%	289,076	1,112	1.54%
Non-interest bearing demand deposits	129,888			124,044
Other liabilities	3,675			3,068
Shareholders’ equity	46,772			39,567
Total average liabilities and shareholders’ equity	$467,221	$1,789		$455,755	$1,112
Interest income and rate earned on average earning assets		$8,037	7.49%		$6,874	6.65%
Interest expense and interest cost related to average interest-bearing liabilities		1,789	2.49%		1,112	1.54%

Net interest income and net interest margin (4)		$6,248	5.82%		$5,762	5.57%

(1)             Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $121 and $153 in 2006 and 2005, respectively.

(2)             Loan interest income includes loan fees of $157 in 2006 and $219 in 2005.

(3)             Average loans do not include non-accrual loans.

(4)             Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 18.91% in the third quarter of 2006 compared to the same period of 2005.  Management believes its focus on building relationships, which resulted in an increase in loan volume, and six interest rate increases that have occurred since September 30, 2005, were the major components of the $1,044,000 increase.  Average total loans for the third quarter of 2006 increased 8.03% to $307,651,000 compared to $284,790,000 for the same period in 2005.  Competition for loans is strong in the Central Valley.  We believe we were able to meet the challenge and reported an increase in the yield on loans of 77 basis points for the third quarter of 2006 to 8.54% compared to 7.77% for the same period of 2005.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $145,000 in the third quarter of 2006 compared to the same period of 2005, mainly due to an increase in the rates earned.  The six Federal funds interest rate increases was the primary reason for the increase in yield.  The yield on total investments for the quarter ended September 30, 2006 was 4.85% compared to 4.19% for the quarter ended September 30, 2005.  Income from investments represents 21.76% of net interest income for the third quarter of 2006 compared to 21.16% for the same quarter in 2005.

Total interest income for the third quarter of 2006 increased $1,189,000, to $7,893,000 compared to $6,704,000 for the quarter ended September 30, 2005. The increase was due to the 3.76% increase in the average balance of interest earning assets, combined with the 84 basis point increase in the yield on those assets.  Average interest earning assets increased to $429,018,000 for the quarter ended September 30, 2006 compared to $413,458,000 for the quarter ended September 30, 2005.  The yield on interest earning assets increased to 7.49% for the quarter ended September 30, 2006 compared to 6.65% for the quarter ended September 30, 2005.  The $15,560,000 increase in average earning assets can be attributed to our own organic growth.

Interest expense on deposits for the quarter ended September 30, 2006 increased $635,000 or 60.65% to $1,682,000 compared to $1,047,000 for the quarter ended September 30, 2005. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, increased 62 basis points to 1.65% for the quarter ended September 30, 2006 compared to 1.03% for the same period in 2005. This increase was due to the repricing of interest bearing deposits as a result of the increasing rate environment.  Partially offsetting the rate increase was a decrease in average interest bearing deposits of 1.30% or $3,686,000 comparing the third quarter of 2006 to the same period in 2005.  Average interest-bearing deposits were $278,890,000 for the quarter ended September 30, 2006, with an effective rate paid of 2.41%, compared to $282,576,000 for the same period ended September 30, 2005, with an effective rate paid of 1.48%.

Average other borrowings increased to $7,996,000 with an effective rate of 5.35% for the quarter ended September 30, 2006 compared to $6,500,000 with an effective rate of 4.00% for the quarter ended September 30, 2005.  Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) for liquidity and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan is indexed to prime rate or to the three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate borrowings.

The cost of all of our interest bearing liabilities increased 95 basis points to 2.49% for the quarter ended September 30, 2006 compared to 1.54% for the quarter ended September 30, 2005

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has also contributed significantly to the lowered cost of funds.  Average demand deposits increased 4.71% from an average $124,044,000 for the quarter ended September 30, 2005 to $129,888,000 for the quarter ended September 30, 2006.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) decreased 1.65% to $286,334,000 for the quarter ended September 30, 2006 compared to $291,126,000 for the quarter ended September 30, 2005.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2006 increased $512,000 or 9.16% to $6,104,000 compared to $5,592,000 for the quarter ended September 30, 2005.  This increase was primarily due to the increase in the net interest margin of 25 basis points, combined with an increase in average interest earning assets and a decrease in average interest-bearing liabilities.  Average interest earning assets were $429,018,000 for the quarter ended September 30, 2006 with a net interest margin of 5.82% compared to $413,458,000 with a net interest margin of 5.57% for the quarter ended September 30, 2005.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the third quarter of 2006 were $100,000 compared to $10,000 for the third quarter of 2005.  The increase in 2006 is principally due to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses.

The Company had no non-performing loans as of September 30, 2006 compared to non-performing loans as a percentage of loans of 0.20% as of September 30, 2005.  Non-performing loans as of September 30, 2005 were $591,000.   The Company did not have any other real estate owned at September 30, 2006 or 2005.

The Company had $82,000 net loan recoveries for the third quarter of 2006 compared to net charge-offs of $33,000 for the same quarter in 2005.  The net recovery ratio, which reflects net recoveries to average loans, was 0.027% for the quarter ended September 30, 2006 compared to a net charge-off ratio of 0.011% for the quarter ended September 30, 2005.   Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees, net gains on sales of investments and assets, and other income.  Non-interest income was $1,295,000 for the  quarter ended September 30, 2006 compared to $1,028,000 for the same period ended September 30, 2005.  The $267,000 increase in non-interest income comparing the quarter ended September 30, 2006 to the same period in 2005 was primarily due to net realized gains from the sale and disposal of assets and an increase in service charges and fees earned on deposit accounts.

Customer service charges increased $59,000 to $665,000 for the third quarter of 2006 compared to $606,000 for the same period in 2005. The increase is the result of a $37,000 increase in NSF fees and a $22,000 increase in transaction account service charges.

The Company had $188,000 net realized gain from the sale and disposal of assets in the third quarter of 2006.  As mentioned above, the gain was primarily the result of a pre-tax gain on sale of real property of $265,000.  The sale was related to the consolidation of certain administrative, support and other office functions from five office buildings into a single location.   Offsetting the gain from the sale were losses associated with the write down of assets and tenant improvements in the buildings vacated.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $610,000 to $4,631,000 for the quarter ended September 30, 2006 compared to $4,021,000 for the same period ended September 30, 2005.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), improved to 62.50% for the third quarter of 2006 compared to 63.46% for the third quarter of 2005.

Salaries and employee benefits increased $336,000 or 14.28% to $2,689,000 for the third quarter of 2006 compared to $2,353,000 for the third quarter of 2005. The increase in salaries and employee benefits for the third quarter of 2006 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits, the new employees for our downtown Fresno branch, incentive based compensation due to increased loan production profitability, and stock based compensation expense.

Occupancy and equipment expense increased $75,000 to $609,000 for the third quarter of 2006 compared to $534,000 for the third quarter of 2005. The 14.04% increase in occupancy expense for the  quarter ended September 30, 2006 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with opening the new downtown Fresno branch.

Other non-interest expenses increased $199,000 or 17.55% in the period under review.  The increase is mainly due to pre-tax relocation related expenses of $89,000 in connection with the consolidation of certain offices of the Bank into one location as mentioned previously.

Provision for Income Taxes

The effective income tax rate was 37.44% for the third quarter of 2006 compared to 36.31% for the same period of 2005.  Provision for income taxes totaled $999,000 and $940,000 for the quarter ended September 30, 2006, and 2005, respectively.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN CONSOLIDATED BALANCE SHEETS

September 30, 2006 compared to December 31, 2005

As of September 30, 2006, total assets were $469,924,000, a decrease of 2.84%, or $13,753,000, compared to $483,677,000 as of December 31, 2005.  Total gross loans increased 3.03% or $9,133,000, to $310,935,000 as of September 30, 2006 compared to $301,802,000 as of December 31, 2005.  Total deposits decreased 4.23% or, $18,244,000 to $412,745,000 as of September 30, 2006 compared to $430,989,000 as of December 31, 2005.  Stockholders’ equity increased to $47,881,000 as of September 30, 2006 compared to $41,523,000 as of December 31, 2005.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale. As of September 30, 2006, $30,821,000 was held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The volume of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities decreased 11.25% from $106,437,000 at December 31, 2005 to $94,458,000 at September 30, 2006.  In 2006, we repositioned our holdings in municipal securities and sold several municipal securities that were less than five years from maturity or call resulting in a net pre-tax gain of $92,000.  We also sold other investment securities mainly for liquidity purposes resulting in further net gains of $31,000.  The fair value of the portfolio reflected an unrealized loss of $78,000 at September 30, 2006 compared to an unrealized loss of $845,000 at December 31, 2005, which reflects the increase in bond prices in the third quarter of 2006.

We held $1,865,000 in Federal Home Loan Bank stock as of September 30, 2006 compared to $1,659,000 as of December 31, 2005.  The increase is the result of new shares purchased to support a larger borrowing capacity and dividends received.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio (in thousands) at the dates indicated:

		Gross	Gross	Estimated
September 30, 2006	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	(Loss)	Value
U.S. Government agencies	$25,746	—	$(396)	$25,350
Obligations of states and political subdivisions	25,108	$498	(105)	25,501
U.S. Government agencies collateralized by mortgage oblighations	39,933	189	(220)	39,902
Other securities	3,671		(44)	3,627
	$94,458	$687	$(765)	$94,380

		Gross	Gross	Estimated
December 31, 2005	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	(Loss)	Value
U.S. Government agencies	$23,314	$—	$(658)	$22,656
Obligations of states and political subdivisions	31,036	$371	(473)	30,934
U.S. Government agencies collateralized by mortgage oblighations	48,479	237	(285)	48,431
Other securities	3,608	0	(37)	3,571
	106,437	$608	$(1,453)	$105,592

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

Loans

Total gross loans increased to $310,935,000 as of September 30, 2006 compared to $301,802,000 as of December 31, 2005.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2006	% of Total loans	December 31, 2005	% of Total loans

Commercial & industrial	$75,530	24.2%	$82,978	27.5%
Real estate	143,745	46.1%	124,043	41.0%
Real estate - construction, land development and other land loans	44,737	14.4%	46,523	15.4%
Equity lines of credit	23,608	7.6%	23,604	7.8%
Agricultural	16,445	5.3%	17,547	5.8%
Consumer and installment	7,174	2.3%	7,539	2.5%
Other	475	0.1%	160	0.0%
	311,714	100.0%	302,394	100.0%
Deferred loan fees, net	(779)		(592)
Total loans	$310,935		$301,802

As of September 30, 2006, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 68.04% of total loans. This level of concentration is consistent with 64.21% at December 31, 2005.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At September 30, 2006 and December 31, 2005, we had no OREO, repossessed assets or restructured loans. At September 30, 2006, we had no non-accrual loans compared to two non-accrual loans totaling $616,000 at December 31, 2005.  A summary of non-accrual, restructured, and loans past due more than 90 days at September 30, 2006 and December 31, 2005 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at September 30, 2006 and December 31, 2005. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	September 30, 2006	December 31, 2005
Non-accrual Loans
Real Estate	—	$591
Commercial and Industrial	—	25
Total non-accrual	—	616
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	—	$616
Nonperforming loans to total loans	0%	0.20%
Ratio of non-performing loans to allowance for credit losses	0%	18.5%
Loans considered to be impaired	—	$616
Related allowance for credit losses on impaired loans	—	—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of September 30, 2006, the Company had no impaired loans.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Month Period Ended	For the Twelve Month Period Ended
(In thousands)	September 30, 2006	December 31, 2005
Balance, beginning of the year	$3,339	$2,697
Provision charged to operations	600	510
Losses charged to allowance	(662)	(787)
Recoveries	330	168
Allowance acquired in merger of Bank of Madera County	—	751
Balance, end of period	$3,607	$3,339

Ratio of non-performing loans to allowance for credit losses	0.0%	18.5%
Allowance for credit losses to total loans	1.16%	1.11%

As of September 30, 2006 the balance in the allowance for credit losses was $3,607,000 compared to $3,339,000 as of December 31, 2005.  Net charge offs in 2006 totaled $332,000.  As mentioned above, in 2006 we recorded a charge-off relating to a $527,000 commercial relationship.  To date $179,000 of this charge off has been recovered and the Company does not anticipate any further recoveries.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $145,672,000 as of September 30, 2006 compared to $133,956,000 as of December 31, 2005.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of September 30, 2006 the allowance was 1.16% of total gross loans compared to 1.11% as of December 31, 2005.  During the nine months ended September 30, 2006, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Management believes the allowance at September 30, 2006 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits decreased $18,244,000 or 4.23% to $412,745,000 as of September 30, 2006 compared to $430,989,000 as of December 31, 2005.  Interest bearing deposits increased $7,007,000 or 2.52% to $284,992,000 as of September 30, 2006 compared to $277,985,000 as of December 31, 2005.  Non-interest bearing deposits decreased $25,251,000 or 16.50% to $127,753,000 as of September 30, 2006 compared to $153,004,000 as of December 31, 2005.  Non-interest bearing deposits were impacted by several agricultural processors who held crop funds, mainly for raisins and nuts, in the fourth quarter of 2005 which were then paid out to farmers in the first quarter of 2006, along with overall sluggish deposit growth during the first nine months of 2006 as a portion of the deposits appear to be moving to higher yielding equity markets.

By expanding our branching network we anticipate broadening our deposit gathering base.  We opened an additional branch in the February 2006 in downtown Fresno, California.  We received approval from the FDIC and California Department of Financial Institutions to open a branch in the Sunnyside area of Fresno which we expect to open during the fourth quarter of 2006.  We also plan expansion of our Clovis In-store and Kerman branches in late 2006 or early 2007.

The composition of deposits and average interest rates paid at September 30, 2006 and December 31, 2005 is summarized in the table below.

(Dollars in thousands)	September 30, 2006	Percent of Total Deposits	Effective Rate	December 31, 2005	Percent of Total Deposits	Effective Rate
NOW Accounts	$52,799	12.8%	0.10%	$56,991	13.2%	0.10%
MMA Accounts	109,515	26.5%	2.21%	108,024	25.1%	1.35%
Time Deposits	100,958	24.5%	3.49%	88,581	20.5%	2.55%
Savings Deposits	21,720	5.3%	0.42%	24,389	5.7%	0.34%

Total Interest-bearing	284,992	69.1%	2.08%	277,985	64.5%	1.37%

Non-interest bearing	127,753	30.9%		153,004	35.5%

Total deposits	$412,745	100.0%		$430,989	100.0%

Short-term borrowings totaled $3,250,000 as of September 30, 2006 and December 31, 2005.  Short-term borrowings at September 30, 2006, include $1,250,000 in principal payments coming due in the next twelve months on the loan with a major bank (described below) and $2,000,000 in FHLB advances maturing in the next twelve months.  We maintain a line of credit with the FHLB collateralized by commercial loans and government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long term debt, which consisted of payments coming due in 2007 on a loan with a major bank (described below), totaled $313,000 as of September 30, 2006 compared to $3,250,000 as of December 31, 2005.

The Company has a non-revolving loan agreement with a major bank under which it initially borrowed $2,500,000 and which had $1,563,000 in outstanding principal balance at September 30, 2006.  The loan bears interest indexed to prime or LIBOR, at the Company’s election and reprices each quarter.  During the first nine months of 2006, the effective rate on the note was 7.83%.  The weighted average rate on the $2,000,000 FHLB advances was 2.66% and weighted average maturity was 0.37 years.

Capital

Our stockholders’ equity increased to $47,881,000 as of September 30, 2006 compared to $41,523,000 as of December 31, 2005.  The increase in stockholders’ equity is a result of net income of $4,768,000 for the nine months ended September 30, 2006 combined with the proceeds from the exercise of stock options, the recording of the stock based compensation expense and the decrease in accumulated other comprehensive losses as a result of changes in unrealized losses on available-for-sale investment securities.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$37,842	8.28%	$31,767	6.84%
Minimum regulatory requirement	18,286	4.00%	18,572	4.00%
Central Valley Community Bank	37,755	8.26%	32,493	7.00%
Minimum requirement for “Well-Capitalized” institution	22,853	5.00%	23,204	5.00%
Minimum regulatory requirement	18,283	4.00%	18,563	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	37,842	10.80%	31,767	9.26%
Minimum regulatory requirement	14,013	4.00%	13,719	4.00%
Central Valley Community Bank	37,755	10.78%	32,493	9.48%
Minimum requirement for “Well-Capitalized” institution	21,016	6.00%	20,572	6.00%
Minimum regulatory requirement	14,011	4.00%	13,715	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	41,449	11.83%	35,106	10.24%
Minimum regulatory requirement	28,026	8.00%	27,437	8.00%
Central Valley Community Bank	41,362	11.81%	35,832	10.45%
Minimum requirement for “Well-Capitalized” institution	35,027	10.00%	34,287	10.00%
Minimum regulatory requirement	28,022	8.00%	27,429	8.00%

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

As a means of augmenting our liquidity, we have established Federal funds lines with correspondent banks.  At September 30, 2006 our available borrowing capacity includes approximately $18,000,000 in Federal funds lines with our correspondent banks and $14,619,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At September 30, 2006, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2006 and December 31, 2005:

Credit Lines (In thousands)	September 30, 2006	Balance at September 30, 2006	December 31, 2005	Balance at December 31, 2005
Unsecured Credit Lines (interest rate varies with market)	$18,000	$-0-	$14,100	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $17,142 Fair Value of Collateral $16,994	$2,000	Collateral pledged $6,680 Fair Value of Collateral $6,598	$4,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $3,317 Fair Value of Collateral $2,243	$-0-	Collateral pledged $3,350 Fair Value of Collateral $3,252	$-0-

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of September 30, 2006, approximately 81.5% of our loan portfolio was tied to adjustable rate indices. The majority of these adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of September 30, 2006, 88.3% of our time deposits mature within one year or less.  As of September 30, 2006, $313,000 of our long-term debt reprices on a quarterly basis.

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

Approximately 81.5% of our loan portfolio is tied to adjustable rate indices and 52.2% of our loan portfolio reprices within 90 days.  As of September 30, 2006, we had 106 loans totaling $30,700,000 with floors ranging from 1% to 8% and ceilings ranging from 10% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2007 under the interest rate shock scenarios stated.  The table was prepared as of September 30, 2006, at which time prime interest rate was 8.25%.  The amounts identified in the table are not materially different from what we showed at December 31, 2005.

Hypothetical Change in Rates	Projected Net Interest Income ($000)	Change from Rates at September 30, 2007 ($000)	Percent Change from Rates at September 30, 2007
UP 300 bp	$28,569	$3,811	15.40%
UP 200 bp	26,823	2,065	8.34%
UP 100 bp	25,206	448	1.81%
UNCHANGED	24,758	0	—
DOWN 100 bp	24,150	(608)	(2.46)%
DOWN 200 bp	22,906	(1,852)	(7.48)%
DOWN 300 bp	21,303	(3,454)	(13.95)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS	None to report.
ITEM 3 DEFAULTS UPON SENIOR SECURITIES	None to report.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None to report.
ITEM 5 OTHER INFORMATION	None to report.
ITEM 6 EXHIBITS

(a)          Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: November 9, 2006	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: November 9, 2006	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002