Form 10-K
period 2006-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2007-03-29
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63,023,000 based on the average bid and asked price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 21, 2007
[Common Stock, No par value per share]	6,018,246 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2007 (Proxy Statement)	Part III

ADDITIONAL INFORMATION; INQUIRIES

Under the Securities Exchange Act of 1934, Sections 13 and 15 (d), periodic and current reports much be filed with the SEC.  We electronically file the following reports with the SEC:

•                  Form 10-K – Annual Report

•                  Form 10-Q – Quarterly Report

•                  Form 8-K – Report of Unscheduled Material Events

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

Copies of the annual report on Form 10-K for the year ended December 31, 2006 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  600 Pollasky Ave., Clovis, CA 93612.

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

At December 31, 2006, we had one banking subsidiary, the Bank. Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California. We serve Fresno County, Madera County, and Sacramento County and their surrounding areas through the Bank. We do not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis. At December 31, 2006, we had consolidated total assets of approximately $500,059,000. See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and Financial Statements.

During 2004, the Company approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of $500,000, or approximately 2% of its outstanding shares of common stock. As of December 31, 2004, the Company repurchased 18,000 at an average price of $11.83 for a total cost of $213,000.  On October 20, 2004, the Company announced the suspension of the 2004 stock repurchase plan. We had no repurchase plan in place for 2005.

During 2006, the Company approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of $1,000,000 or approximately 1% of its outstanding shares of common stock during the period from October 23, 2006 to June 30, 2007.  As of December 31, 2006, the Company had repurchased 26,200 shares at an average price of $15.08 for a total cost of $395,000.

As of March 15, 2007, we had a total of 162 employees and 136.4 full time equivalent employees, including the employees of the Bank.

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

The Bank operates 12 full-service banking offices in Clovis, Fresno, Kerman, Madera, Oakhurst, Sacramento, and Prather, California. The Oakhurst and Madera branches were added through the BMC merger.  One of the offices is in a Save Mart Supermarket and offers extended banking hours, including Saturday hours, for the convenience of the Bank’s customers.  The Bank has a Real Estate Division and an SBA Lending Division located at our corporate headquarters in Fresno. All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings. All types of permanent single family residential loans are also offered.  According to the June 30, 2006 FDIC data, the seven branches in Fresno County (Clovis, Fresno, Kerman, and Prather branches) have a 4.8% combined deposit market share of all banks and 3.9% of all depositories including credit unions, thrifts, and savings banks.

The Bank opened full service retail offices in the Fresno downtown area on February 13, 2006 and in the Sunnyside area of Fresno on November 13, 2006.  During October 2006, the Company consolidated its administrative offices into a single location on North Financial Drive in Fresno and opened a small branch there.

Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses. The Bank anticipates additional branch openings to meet the growing service needs of its customers, although none are planned during 2007.

The Bank established an interest in Central Valley Community Insurance Services, LLC (“Insurance Services”) at the end of 2006.  The purpose of this new entity is to market insurance products and services primarily to business customers in the area of employee benefit plans.

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

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2006, we had total loans of $323,414,000.  Total commercial and industrial loans outstanding were $78,895,000; total agricultural loans outstanding were $17,102,000, total real estate construction, land development and other land loans outstanding were $48,424,000; total other real estate loans outstanding were $149,586,000, total equity lines of credit were $21,858,000 and total consumer installment loans outstanding were $7,549,000. We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2006 approximately 68.0% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, real estate mortgage loans and commercial loans secured by real estate and 24.2% consisted of commercial loans.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. In addition, our business activities currently are mainly concentrated in Fresno County, California. Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on our business.

In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday – Thursday	Friday	Saturday
Clovis Main	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Clovis Main Drive Up	8:00 a.m. to 5:30 p.m.	8:00 a.m. to 6:00 p.m.	None
Foothill	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Herndon & Fowler	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 7:00 p.m.	10:00 a.m. to 5:00 p.m.
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Kerman	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
River Park	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
River Park Drive Up	9:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None

Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Sunnyside	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Sunnyside Drive Up	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Financial Drive	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 5:00 p.m.	None
Fresno Downtown	9:00 a.m. to 4:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	9:00 a.m. to 5:00 p.m.	None

Automated teller machines operate at 11 branch locations and two non-branch location 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento office.  Our Real Estate and Small Business Administration (“SBA”) Departments maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available upon customer request.

To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.

In Fresno and Madera Counties, in addition to our 10 full-service and one limited service branch locations, serving the Bank’s primary service areas, as of December 31, 2006 there were 183 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office.  Business activity in our primary service area is oriented toward light industry, small business and agriculture.   The June 2006 FDIC Summary of Deposits report indicated the Company had 3.1% of the total deposits held by all depositories in Fresno County and 4.7% in Madera County.  In Sacramento County, in addition to our one branch, as of December 31, 2006 there were 246 operating banking and credit union offices in our primary service area.

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Major banks offer certain services such as international banking and trust services which are not offered directly but which usually can be offered indirectly through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do. Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2006, the Bank’s legal loan limits to individual customers were $6,428,000 for unsecured loans and $10,714,000 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2006, 2005 and 2004 and an analysis of interest rates and the interest rate differential for the years then ended. Table B sets forth the changes in interest income and interest expense in 2006 and 2005 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2006, 2005 and 2004 and the book value, maturities and weighted average yield of investment securities at December 31, 2006 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2006, 2005, 2004, 2003, and 2002, is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2006 are summarized in Table E.

Table F shows the composition of non-accrual, past due and restructured loans at December 31, 2006, 2005, 2004, 2003, and 2002. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on non-accrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2006, 2005, and 2004.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2006.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2006, 2005, and 2004. The average balances reflect daily averages except non-accrual loans, which were computed using quarterly averages.

	2006			2005			2004
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$634	$22	3.47%	$2,136	$59	2.76%	$2,192	$37	1.69%
Securities:
Taxable securities	74,915	3,191	4.26%	86,857	3,002	3.46%	77,734	2,462	3.17%
Non-taxable securities (1)	26,749	1,556	5.82%	25,096	1,806	7.20%	18,833	1,271	6.75%
Total investment securities	101,664	4,747	4.67%	111,953	4,808	4.29%	96,567	3,733	3.87%
Federal funds sold	23,404	1,165	4.98%	21,590	702	3.25%	16,310	234	1.43%
Total	125,702	5,934	4.72%	135,679	5,569	4.10%	115,069	4,004	3.48%
Loans (2)(3)	303,867	25,527	8.40%	276,957	21,115	7.63%	195,187	13,227	6.78%
Federal Home Loan Bank stock	1,799	89	4.95%	1,621	68	4.19%	1,200	41	3.42%
Total interest-earning assets (1)	431,368	$31,550	7.31%	414,257	$26,752	6.46%	311,456	$17,272	5.55%
Allowance for credit losses	(3,483)			(3,507)			(2,565)
Non-accrual loans	207			898			36
Cash and due from banks	17,404			19,365			23,567
Bank premises and equipment	3,369			3,004			2,863
Other non-earning assets	21,356			21,663			10,860
Total average assets	$470,221			$455,680			$346,217

	2006			2005			2004
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Savings and NOW accounts	$78,410	$162	0.21%	$83,781	$149	0.18%	$67,099	$118	0.18%
Money market accounts (MMA)	105,632	2,467	2.34%	111,519	1,500	1.35%	84,178	660	0.78%
Time certificates of deposit, under $100,000	53,208	1,499	2.82%	50,841	1,017	2.00%	37,082	550	1.48%
Time certificates of deposit, $100,000 and over	44,910	2,082	4.64%	36,872	1,220	3.31%	21,884	465	2.12%
Total interest-bearing deposits	282,160	6,210	2.20%	283,013	3,886	1.37%	210,243	1,793	0.85%
Other borrowed funds	6,774	349	5.15%	6,725	253	3.76%	7,311	185	2.53%
Federal funds purchased	—	—	—	—	—	—	2	—	—
Total interest-bearing liabilities	288,934	$6,559	2.27%	289,738	$4,139	1.43%	217,556	$1,978	0.91%
Non-interest bearing demand deposits	132,150			124,175			97,210
Other liabilities	3,573			3,076			3,248
Shareholders’ equity	45,564			38,691			28,203
Total average liabilities and shareholders’ equity	$470,221			$455,680			$346,217
Interest income and rate earned on average earning assets (1)		$31,550	7.31%		$26,752	6.46%		$17,272	5.55%
Interest expense and interest cost related to average interest-bearing liabilities		6,559	2.27%		4,139	1.43%		1,978	0.91%
Net interest income and net interest margin (4)		$24,991	5.79%		$22,613	5.46%		$15,294	4.91%

(1)	Computed on a tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $529, $614, and $432 in 2006, 2005 and 2004, respectively.
(2)	Loan interest income includes loan fees of $798 in 2006; $961 in 2005; and $808 in 2004.
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Year Ended December 31
	2006 Compared to 2005			2005 Compared to 2004
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(59)	$22	$(37)	$(1)	$23	$22
Investment securities:
Taxable	(274)	463	189	304	236	540
Non-taxable (1)	131	(381)	(250)	446	89	535
Total investment securities	(143)	82	(61)	750	325	1,075
Federal funds sold	63	400	463	95	373	468
Loans	2,154	2,258	4,412	6,009	1,879	7,888
FHLB Stock	8	13	21	16	11	27
Total earning assets (1)	2,023	2,775	4,798	6,869	2,611	9,480
Interest expense:
Deposits:
Savings, NOW and MMA	(89)	1,069	980	272	599	871
Certificates of deposit under $100,000	49	433	482	241	226	467
Certificates of deposit $100,000 and over	304	558	862	416	339	755
Total interest-bearing deposits	264	2,060	2,324	929	1,164	2,093
Other borrowed funds	2	94	96	(13)	81	68
Total interest bearing liabilities	266	2,154	2,420	916	1,245	2,161
Net interest income (1)	$1,757	$621	$2,378	$5,953	$1,366	$7,319

(1)   Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2006, 2005, and 2004 is set forth in the following table. At December 31, 2006, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available for Sale	Book Value at December 31
(In thousands)	2006	2005	2004
U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$28,643	$23,314	$22,492
Mortgage-backed securities	45,561	48,479	52,292
Obligations of states and political subdivisions	26,210	31,036	19,993
Other securities	3,703	3,608	3,644
Total Available-for-Sale Securities	$104,117	$106,437	$98,421

The book value, maturities and weighted average yield of investment securities at December 31, 2006 are summarized in the following table.

			After one through five		After five through ten years
(Dollars in Thousands)	In one year or less		years				After ten years		Total
Available for Sale	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Obligations of other U.S. Government agencies and corporations	$10,148	3.89%	$18,495	4.21%	$—	—	$—	—	$28,643	4.10%

Mortgage-backed securities	157	4.50%	1,263	4.50%	4,907	5.21%	39,234	5.46%	45,561	5.40%

Obligations of states & political subdivisions	300	4.75%	1,377	4.30%	12,993	4.47%	11,540	2.85%	26,210	3.60%

Other securities	3,703	4.60%	—	—	—	—	—	—	3,703	4.60%

Total Available for Sale	$14,308	4.10%	$21,135	4.24%	$17,900	4.67%	$50,774	4.87%	$104,117	4.56%

(1)  Not computed on a tax equivalent basis.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2006, 2005, 2004, 2003, and 2002 is summarized in the table below.

(In thousands)	2006	2005	2004	2003	2002
Commercial and industrial	$78,441	$82,978	$57,669	$55,506	$47,790
Real estate
Construction, land development & other land loans	48,424	46,523	35,364	25,232	20,379
Other	149,586	124,043	75,424	77,468	72,252
Equity lines of credit	21,858	23,604	18,714	12,565	6,086
Loans to finance agricultural production or other loans to farmers	17,102	17,547	15,946	10,714	3,285
Installment loans to individuals for household, family and other personal expenditures	7,549	7,539	6,420	5,117	5,581
Leases	—	—	—	—	3,828
Other	454	160	240	320	13
Subtotal	323,414	302,394	209,777	186,922	159,214
Deferred loan fees, net	(752)	(592)	(498)	(648)	(488)
Subtotal	322,662	301,802	209,279	186,274	158,726
Allowance for credit losses	(3,809)	(3,339)	(2,697)	(2,425)	(2,433)
Total (1)	$318,853	$298,463	$206,582	$183,849	$156,293

(1)Includes non-accrual loans of:

2006	2005	2004	2003	2002
—	$616	—	$634	$466

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2006.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Real estate construction	$46,146	$2,278	$—	$48,424
Other real estate	64,085	92,445	14,914	171,444
Commercial, agricultural and other	72,488	20,860	2,649	95,997
Installment	4,918	1,683	948	7,549
	$187,637	$117,266	$18,511	$323,414
Sensitivity to Changes in Interest Rates:
Loans with Fixed Interest Rates	$19,105	$27,897	$15,772	$62,774
Loans with Floating Interest Rates	168,532	89,369	2,739	260,640
Total	$187,637	$117,266	$18,511	$323,414

Table F

COMPOSITION OF NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of non-accrual, restructured and past due loans at December 31, 2006, 2005, 2004, 2003, and 2002 is set forth below:

	December 31
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual	$—	$616	$—	$634	$466
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans	—	—	—	—	615
	$—	$616	$—	$634	$1,081

Non-accrual loans to total loans	0.0%	0.2%	0.0%	0.3%	0.3%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from non-accrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on non-accrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due. Loans in the non-accrual category are treated as non-accrual loans even though we may ultimately recover all or a portion of the interest due. These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured. There were no loans on non-accrual at December 31, 2006 or interest foregone on nonaccrual loans for the year then ended. See Note 4 of Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

There were $616,000 in loans on non-accrual at December 31, 2005.  At December 31, 2005 interest foregone on nonaccrual loans totaled $76,000 for the year then ended.  There were no loans on nonaccrual at December 31, 2004 or interest foregone on nonaccrual loans for the year then ended.

In 2002, we had one restructured loan in the principal amount of $615,000.  At December 31, 2006, 2005, 2004 and 2003 the Company had no restructured loans.  See Note 4 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which an impairment has been recognized. Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination. Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

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

As of December 31, 2006, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.

(Dollars in Thousands)	2006	2005	2004	2003	2002
Loans outstanding at December 31,	$323,414	$302,394	$209,777	$186,922	$159,214
Average loans outstanding during year	$304,074	$277,855	$195,223	$174,708	$148,654
Allowance for credit losses:
Balance at beginning of year	$3,339	$2,697	$2,425	$2,433	$2,474
Deduct loans charged-off:
Commercial and industrial	(539)	(702)	—	(172)	(289)
Real estate – construction	—	—	—	—	—
Real estate – other	—	—	—	—	—
Loans to finance agricultural and other loans to farmers	—	—	—	—	—
Loans to individuals for household, family and other personal expenditures	(182)	(85)	(24)	(45)	(63)
Other	—	—	—	—	—
Total loans charged-off	(721)	(787)	(24)	(217)	(352)
Add recoveries of loans charged off:
Commercial and industrial	293	10	273	167	275
Real estate – construction	—	—	—	—	—
Real estate – other	—	25	—	9	—
Loans to finance agricultural and other loans to farmers	—	—	—	—	—
Loans to individuals for household, family and other personal expenditures	98	48	23	33	36
Other	—	85	—	—	—
Total recoveries	391	168	296	209	311
Net (charge-offs) recoveries	(330)	(619)	272	(8)	(41)
Allowance acquired in merger of Bank of Madera County	—	751	—	—	—
Add provision charged to operating expense	800	510	—	—	—
Balance at end of year	$3,809	$3,339	$2,697	$2,425	$2,433
Allowance for credit losses as a percentage of outstanding loan balance	1.18%	1.11%	1.29%	1.30%	1.53%
Net (charge-offs) recoveries to average loans outstanding	(0.11)%	(0.22)%	0.14%	(0.01)%	(0.03)%

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

For 2006, the bank added $800,000 to the allowance for credit losses.  The increase in 2006 is due in part to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses after the first quarter charge off of one commercial relationship which resulted in a net charge off of $348,000. For 2005, we added $510,000 to the allowance for credit losses.  The main reason for the provision in 2005 was two commercial loans that were charged off in the fourth quarter.  The loans were to related borrowers whose business suffered a major event in the fourth quarter which affected their ability to continue their business. We made no additions to the allowance for credit losses in 2004, 2003 and 2002 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged-off loans.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$1,656	24.2%	$1,325	27.5%	$786	27.5%	$717	28.8%	$985	41.9%
Real estate construction, land development and other land loans	294	15.0%	378	15.4%	197	16.9%	249	13.6%	85	13.8%
Real estate - other	1,210	46.3%	1,138	41.0%	898	35.9%	777	48.5%	1,039	36.3%
Equity lines of credit	171	6.8%	175	7.8%	136	8.9%	—	—	—	—
Loans to finance agricultural and other loans to farmers	227	5.3%	198	5.8%	151	7.6%	540	5.8%	159	2.5%
Loans to individuals for household, family and other personal expenditures and other loans	193	2.3%	120	2.5%	178	3.1%	85	2.3%	58	3.0%
Lease contracts	—	—	—	—	—	—	3	0.9%	—	2.3%
Other	1	0.1%	1	0.0%	51	0.1%	47	0.2%	40	0.2%
Non-specific reserve	57		4		300		7		67
	$3,809		$3,339		$2,697		$2,425		$2,433

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time

Table H

DEPOSITS

We have no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings, money market and NOW accounts	$184,042	1.43%	$195,300	0.84%	$151,277	0.51%

Time certificates of deposit	$98,118	3.65%	$87,713	2.55%	$58,966	1.72%

Non-interest bearing demand	$132,150	N/A	$124,175	N/A	$97,210	N/A

Total deposits	$414,310		$407,188		$307,453

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2006.

(In Thousands)
Three months or less	$26,332
Over 3 months through 6 months	22,283
Over 6 through 12 months	7,588
Over 12 months	3,980
$60,183

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Net Income:
To average assets	1.47%	1.33%	1.07%
To average shareholders’ equity	15.17%	15.63%	13.10%
Dividends declared per share to net income per share	N/A	N/A	7.87%
Average shareholders’ equity to average assets	9.69%	8.49%	8.15%

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

BANK HOLDING COMPANY REGULATION

The Company, as a bank holding company, is subject to regulation under the BHC Act, and is subject to the supervision and examination of the Board of Governors. Pursuant to the BHC Act, we are required to obtain the prior approval of the Board of Governors before we may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than five percent of such bank.

Under the BHC Act, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident to banking. We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company unless the company is engaged in banking activities or the Board of Governors determines that the activity is so closely related to banking to be a proper incident to banking. The Board of Governors’ approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code. At December 31, 2006, we had no outstanding shares of preferred stock.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2006 follow:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.00%	10.00%	11.77%	12.02%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.72%	10.97%
Tier 1 leverage capital ratio	4.00%	5.00%	8.24%	8.41%

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  Management does not expect the adoption of SFAS 157 to have a material impact to the Bank’s financial position or result of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption.  Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5), Accounting for the Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4 (FTB 85-4).  FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.”  Questions arose in applying the guidance in FTB 85-4 to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time.  EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.”  An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy.  An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007.  Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Consideration of the Effects of Prior Year Misstatements

In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulletin was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006 or December 31, 2006 for the Company.  The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations and no cumulative adjustment was required.

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

We are experiencing an influx of locally based competition that could affect near term results.

Recently, several new banks have opened in our service areas.  We are seeing price competition from these new banks, as they work to establish their markets.   The existence of competitors, large and small, is a normal and expected part of our operations, but in responding to the particular short-term impact on business of new entrants to the marketplace, we could see a negative impact on revenue and income.   Moreover, these near term impacts could be accentuated by the seasonal impact on revenue and income generated by the borrowing and deposit habits of the agricultural community that comprises a significant component of our customer base.

ITEM 2 -                                                 DESCRIPTION OF PROPERTY.

The Company owns the property on which the Main Office, a full-service branch office, is located in Clovis, California.  In addition, the Company owns the property on which the Foothill Office, a full-service branch office, is located in Prather, California, and the property on which the Kerman Office, a full-service branch office, is located in Kerman, California.

All other property is leased by the Company, including the principal executive offices in Fresno.  This facility houses the Company’s corporate offices, comprised of various departments, including accounting, information services, human resources, real estate department, loan servicing, credit administration, SBA department, branch support operations, and compliance.

The Company continually evaluates the suitability and adequacy of the Company’s offices and has a program of relocating or remodeling them as necessary to be efficient and attractive facilities.  Management believes that its existing facilities are adequate for its present purposes.

Properties owned by the Bank are held without loans or encumbrances. All of the property leased is leased directly from independent parties.   Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company.

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

ITEM 4 -                                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our shareholders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5 -                                                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed for trading on the Nasdaq Capital Market under the ticket symbol CVCY.  As of February 28, 2007, we had approximately 385 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ. The prices have been adjusted to reflect a two-for-one stock split on October 31, 2005.

Common Stock Prices

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	2006	2006	2006	2006	2005	2005	2005	2005
High	$19.25	$16.69	$16.74	$15.64	$13.13	$16.36	$14.98	$16.00
Low	$14.11	$14.75	$14.50	$14.50	$11.25	$11.06	$11.00	$13.95

On October 31, 2005, we effected a two-for-one stock split.  We paid $0.05 per share cash dividends in 2004.  As a result of the borrowing from a major bank, during the time the borrowing remains outstanding, which is expected to be until December 2007, we do not anticipate paying dividends to our shareholders.  The Bank does not anticipate paying any dividends to the Company except for dividends that are necessary to meet the ordinary and usual operating expenses of the Company provided that the Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 7 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity for the Company’s year ending December 31, 2006 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan

10/01/2006 - 10/31/2006	—	—	—	$1,000,000
11/01/2006 - 11/30/2006	20,000	$15.07	20,000	$698,600
12/01/2006 - 12/31/2006	6,200	$15.10	6,200	$605,000

Total	26,200	$15.08	26,200

(1)

The Company approved a stock repurchase program effective October 23, 2006 and ending June 30, 2007 with the intent to purchase shares for an aggregate amount of $1,000,000. For the year ended December 31, 2006, the Company repurchased 26,200 shares at a cost of $395,000.

(2)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Equity Compensation Plan Information

The following chart sets forth information for the year ended December 31, 2006, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	899,834	$6.45	549,446
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	899,834	$6.45	549,446

PERFORMANCE GRAPH

Source : SNL Financial LC, Charlottesville, VA © 2007

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	(in thousands, except per share amounts)
Statements of Income	2006	2005	2004	2003	2002
Total interest income	$30,932	$26,070	$16,799	$14,970	$14,536
Total interest expense	6,559	4,139	1,978	2,290	2,728
Net interest income before provision for credit losses	24,373	21,931	14,821	12,680	11,808
Provision for credit losses	800	510	—	—	—

Net interest income after provision for credit losses	23,573	21,421	14,821	12,680	11,808
Non-interest income	5,177	3,760	3,937	4,546	4,212
	28,750	25,181	18,758	17,226	16,020
Non-interest expense	18,541	15,793	13,119	12,355	11,988
Income before provision for income taxes	10,209	9,388	5,639	4,871	4,032
Provision for income taxes	3,298	3,344	1,944	1,499	1,248

Net income	$6,911	$6,044	$3,695	$3,372	$2,784

Basic earnings per share	$1.16	$1.03	$0.71	$0.65	$0.54
Diluted earnings per share	$1.07	$0.94	$0.64	$0.60	$0.51
Cash dividends declared per common share	$0.00	$0.00	$0.05	$0.05	$0.03

	December 31,
	(in thousands)
	2006	2005	2004	2003	2002
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$128,463	$136,340	$127,895	$107,300	$95,901
Net loans	318,853	298,463	206,582	183,849	156,293
Total deposits	440,627	430,989	326,186	290,565	246,337
Total assets	500,059	483,677	368,147	327,930	283,006
Shareholders’ equity	49,778	41,523	29,606	26,720	24,099
Earning assets	453,211	440,646	338,032	292,494	251,895

Average balances:
Investment securities, Federal funds sold and deposits in other banks	$125,702	$135,679	$115,069	$101,222	$74,111
Net loans	300,591	274,348	192,658	172,310	146,264
Total deposits	414,310	407,188	307,453	270,159	212,629
Total assets	470,221	455,680	346,217	306,384	248,948
Shareholders’ equity	45,564	38,691	28,203	25,484	22,604
Earning assets	431,368	414,257	311,456	275,846	222,067

Data from 2005 forward reflects the impact of the merger with Bank of Madera County.

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

When the Company uses in this Annual Report the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INTRODUCTION:

Central Valley Community Bancorp (NASDAQ: CVCY) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Central Valley Community Bank (the Bank).  The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.

After the close of business on December 31, 2004, the Company completed the merger with Bank of Madera County (BMC).  The Madera and Oakhurst branches of BMC were merged into the Bank.  For details of the merger, refer to Note 2 to the Company’s audited Consolidated Financial Statements in Item 8 of the Annual Report.

During 2006, the Company focused on assuring competitive products and services to our clients were made available while adjusting to the many new laws and regulations that affect the banking industry.  The Bank opened full service retail offices in the Fresno downtown area on February 13, 2006 and in the Sunnyside area of Fresno on November 13, 2006.  During October 2006, the Company consolidated its administrative offices into a single location on Financial Drive in Fresno and opened a limited service branch there, bringing the total number of branches to 12.

ECONOMIC CONDITIONS

Fresno County’s economy has been relatively stable for the past three to four years, but during 2006, the local economy has shown signs of slowing.  Most industries in the County are either stable or contracting very modestly.  Fresno County’s unemployment rate has historically been one of the highest rates in California and the nation; however in the fourth quarter of 2006, the County reported the lowest single digit rate in 27 years.  Agriculture and agricultural related businesses remain a critical part of the County’s economy.  The County’s agricultural production is widely diversified, producing cotton, nuts, vegetables, fruit, cattle, and dairy products.  Due to low land costs, relative to the rest of the state, Fresno’s economy has been significantly affected by the real estate construction segment in the past five years.  However, during 2006, growth in the residential housing market stagnated as housing starts and appreciation in median home prices decreased compared to 2005.

Fresno County also offers lower living costs compared with metropolitan areas to the North and South of the County.  Fresno County’s home appreciation has averaged 20% annually over the four year period prior to 2006. In 2006 home appreciation was approximately 3%. While affordability has declined as a result, the area is still considered more affordable than other places in California.

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

OVERVIEW

We are pleased to report continued growth in consolidated earnings and total assets during 2006.  Diluted earnings per share (EPS) for the year ended December 31, 2006 was $1.07 compared to $0.94 and $0.64 for years ended December 31, 2005 and 2004, respectively.  Net income for 2006 was $6,911,000 compared to $6,044,000 and $3,695,000 for the years ended December 31, 2005 and 2004, respectively.  Total assets at December 31, 2006 were $500,059,000 compared to $483,677,000 at December 31, 2005.

Return on average equity for 2006 was 15.17% compared to 15.63% and 13.10% for 2005 and 2004, respectively.  Return on average assets for 2006 was 1.47% compared to 1.33% and 1.07% for 2005 and 2004, respectively.  Total equity was $49,778,000 at December 31, 2006 compared to $41,523,000 at December 31, 2005.

Total loans continued to grow during 2006.  Average total loans increased $26,219,000 or 9.44% in 2006 compared to 2005.  Asset quality continues to be strong.  In 2006, we recorded a provision for credit losses of $800,000 compared to $510,000 for 2005 and none in 2004.  The Company had no non-accrual loans at December 31, 2006 compared to two non-accrual loans totaling $616,000 at December 31, 2005.  Net charge-offs for 2006 were $330,000 compared to $619,000 for 2005 and net recoveries of $272,000 for 2004.  Refer to “Asset Quality” below for further information.  We had no other real estate owned at either December 31, 2006 or 2005.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our stockholders;

•                  Return on average assets;

•                  Development of core earnings, including net interest income and non-interest income;

•                  Asset quality;

•                  Asset growth; and

•                  Operating efficiency.

Return to Our Stockholders.

Our return to our stockholders is measured in the form of return on average equity (“ROE”).  Our net income for the year ended December 31, 2006 increased $867,000 compared to increases of $2,349,000 and $323,000 for 2005 and 2004, respectively.  Net income increased mainly due to an increase in net interest income provided by the increase in interest rates and the additional loan volume from the 2005 BMC merger and our own organic growth, and increases in non-interest income.  This increase was partially offset by an increase in interest expenses, addition to the provision for credit losses, and operating expenses.  Basic EPS increased to $1.16 for 2006 compared to $1.03 and $0.71 for years ended 2005 and 2004, respectively.  Diluted EPS increased to $1.07 for the year ended 2006 compared to $0.94 and $0.64 for years ended 2005 and 2004, respectively.  The increase in EPS was due primarily to the increase in net income, partially offset by the increase in average shares outstanding as a result of the merger and the exercise of stock options.  Our ROE was 15.17% for the year ended 2006 compared to 15.63% and 13.10% for the years ended 2005 and 2004, respectively.  The decrease in ROE for 2006 is primarily due to the increase in capital from the exercise of stock options and current year earnings.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies.  Our ROA for the year ended 2006 increased to 1.47% compared to 1.33% and 1.07% for the years ended December 31, 2005 and 2004, respectively. The 2006 increase in ROA is due to the increase in net income relative to our increase in average assets.  ROA for our peer group was 1.11% at September 30, 2006.  Peer group information from SNL Financial data includes all bank holding companies in California with assets from $300M to $500M and not subchapter S.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of the 2005 merger, loan generation and retention and improved net interest margin by focusing on core deposit growth and managing the cost of funds.  As a result, our net interest income before provision for credit losses increased $2,442,000 or 11.13% to $24,373,000 for the year ended 2006 compared to $21,931,000 and $14,821,000 for the years ended 2005 and 2004, respectively.  Our net interest margin also improved 33 basis points to 5.79% for the year ended 2006 compared to 5.46% and 4.91% for the years ended 2005 and 2004, respectively.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, and gain on sale from investment securities.  Non-interest income in 2006 increased $1,168,000 or 29.13% to $5,177,000 compared to $4,009,000 and $4,084,000 in 2005 and 2004, respectively.  Customer service charges increased slightly to $2,532,000 in 2006 compared to $2,414,000 and $2,340,000 in 2005 and 2004, respectively, mainly due to an increase in the number of transaction accounts. Non-interest income in 2006 also included tax-exempt proceeds from a life insurance policy of $625,000, gains from the sale of real estate of $265,000, realized gains from the sale of investments of $123,000 and loan placement fees of $350,000.  During 2005, non-interest income included gains from the sale of investments of $92,000 compared to $483,000 in 2004 and loan placement fees of $390,000 in 2005 compared to $330,000 for 2004.    Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  We had no non-performing loans as of December 31, 2006, compared to two non-accrual loans totaling $616,000 as of December 31, 2005.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  There were no non-performing loans at December 31, 2006 and 0.20% of gross loans were non-performing at December 31, 2005.  The Company did not have any other real estate owned at December 31, 2006 or 2005.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 3.39% during 2006 to $500,059,000 as of December 31, 2006 from $483,677,000 as of December 31, 2005.  Total gross loans increased 6.91% to $322,662,000 as of December 31, 2006, compared to $301,802,000 at December 31, 2005.  Total investment securities decreased 1.58% to $103,922,000 as of December 31, 2006 compared to $105,592,000 as loan growth exceeded deposit growth.  Total deposits increased 2.24% to $440,627,000 as of December 31, 2006 compared to $430,989,000 as of December 31, 2005.  We continue to under perform in our loan to deposit ratio compared to our peers.  Our loan to deposit ratio at December 31, 2006 was 73.2% compared to 70.0% at December 31, 2005.  The loan to deposit ratio of our peers was 92.61% at September 30, 2006.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (non-interest expenses, excluding amortization of intangibles divided by net interest income plus non-interest income, excluding gain from sale of securities) deteriorated slightly to 62.28% for 2006 compared to 61.20% for 2005 and 72.00% for 2004.  The deterioration in the efficiency ratio in 2006 is due to the increase in operating expenses exceeding the increase in revenues.  The Company’s net interest income before provision for credit losses plus non-interest income increased 13.84% to $29,427,000 in 2006 compared to $25,848,000 in 2005 and $18,426,000 in 2004, while operating expenses increased 15.85% in 2006, 19.25% in 2005, and 7.37% in 2004.  The increase in operating expenses in 2006 can be partially attributed to the opening of two new full service branches and the relocation of our administrative offices, including a limited service branch.

RESULTS OF OPERATIONS

Net Income:

Net income increased to $6,911,000 in 2006 compared to $6,044,000 and $3,695,000 in 2005 and 2004, respectively.  Basic earnings per share were $1.16, $1.03, and $0.71 for 2006, 2005 and 2004, respectively. Diluted earnings per share were $1.07, $0.94, and $0.64 for 2006, 2005 and 2004, respectively.  ROE was 15.17% for 2006 compared to 15.63% for 2005 and 13.10% for 2004.  ROA for 2006 was 1.47% compared to 1.33% for 2005 and 1.07% for 2004.

The increase in net income and profitability for 2006 compared to 2005 was mainly due to the increases in net interest income and non-interest income and was partially offset by increases in the provision for credit losses and non-interest expenses.  Net interest income increased due to an increase in average interest earning assets provided by our organic growth, the 2005 merger and the positive effect of our asset sensitive position expanding our net interest margin in response to the 17 increases in the Federal funds interest rate since June 30, 2004.  Non interest-income in 2006 included tax-exempt proceeds from a life insurance policy, gains from the sale of real estate, and realized gains from the sale of investments.  Non-interest expenses increased in 2006 primarily due to salaries and benefits, and equipment and occupancy expenses that were all affected by our continued organic expansion and the 2005 merger.

Interest Income and Expense

Net interest income is the most significant component of our income from operations.  Net interest income (the interest rate spread) is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings.  Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE YEAR ENDED DECEMBER 31, 2006			FOR THE YEAR ENDED DECEMBER 31, 2005
	Average		Yield/	Average		Yield/
(Unaudited)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning deposits in other banks	$634	$22	3.47%	$2,136	$59	2.76%
Securities
Taxable securities	74,915	3,191	4.26%	86,857	3,002	3.46%
Non-taxable securities (1)	26,749	1,556	5.82%	25,096	1,806	7.20%
Total investment securities	101,664	4,747	4.67%	111,953	4,808	4.29%
Federal funds sold	23,404	1,165	4.98%	21,590	702	3.25%
Total	125,702	5,934	4.72%	135,679	5,569	4.10%
Loans (2) (3)	303,867	25,527	8.40%	276,957	21,115	7.63%
Federal Home Loan Bank stock	1,799	89	4.95%	1,621	68	4.19%
Total interest-earning assets	431,368	$31,550	7.31%	414,257	$26,752	6.46%
Allowance for credit losses	(3,483)			(3,507)
Non-accrual loans	207			898
Cash and due from banks	17,404			19,365
Bank premises and equipment	3,369			3,004
Other non-earning assets	21,356			21,663
Total average assets	$470,221			$455,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$78,410	162	0.21%	$83,781	149	0.18%
Money market accounts	105,632	2,467	2.34%	111,519	1,500	1.35%
Time certificates of deposit, under $100,000	53,208	1,499	2.82%	50,841	1,017	2.00%
Time certificates of deposit, $100,000 and over	44,910	2,082	4.64%	36,872	1,220	3.31%
Total interest-bearing deposits	282,160	6,210	2.20%	283,013	3,886	1.37%
Other borrowed funds	6,774	349	5.15%	6,725	253	3.76%
Total interest-bearing liabilities	288,934	$6,559	2.27%	289,738	$4,139	1.43%
Non-interest bearing demand deposits	132,150			124,175
Other liabilities	3,573			3,076
Shareholders’ equity	45,564			38,691
Total average liabilities and shareholders’ equity	$470,221			$455,680

Interest income and rate earned on average earning assets		$31,550	7.31%		$26,752	6.46%
Interest expense and interest cost related to average interest-bearing liabilities		6,559	2.27%		4,139	1.43%

Net interest income and net interest margin (4)		$24,991	5.79%		$22,613	5.46%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $529 and $614 in 2006 and 2005, respectively.

(2)  Loan interest income includes loan fees of $798 in 2006 and $961 in 2005.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 20.90% in 2006 compared to 2005.  Interest and fee income increased 59.64% in 2005 compared to 2004.  As stated above, the combination of the increased volume of loans from the 2005 merger, our organic growth from the focus on building relationships, and the 17 interest rate increases that have occurred since June 30, 2004, were the major components of the $4,412,000 and $7,888,000 increases in 2006 and 2005, respectively.  Average total loans for 2006 were $304,074,000 compared to $277,855,000 and $195,223,000 for the same periods of 2005 and 2004.  The yield on loans for 2006 was 8.40% compared to 7.63% and 6.78% for 2005 and 2004, respectively.

Interest income from total investments, (total investments include investment securities, Federal funds, interest bearing deposits with other banks, and other securities) not on a fully tax equivalent basis, increased $450,000 in 2006 compared to 2005 mainly due to the 100 basis point interest rate increase that occurred during 2006 which was partially offset by a 7.35% decrease in the average balances of these investments.  In 2005, total investment income increased $1,383,000 from 2004.  We sold $16,436,000 and $15,395,000 in investment securities in 2006 and 2005, respectively, due to funding several new loans and some portfolio restructuring.  The realized gain from sales of available for sale investments is discussed in non-interest income below.  Due to our low loan to deposit ratio, a significant contributor to interest income is the investment portfolio, which represents 22.18%, 22.59% and 24.10% of net interest income before provision for credit losses for 2006, 2005 and 2004, respectively.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”).  At December 31, 2006, we held $45,528,000 or 43.80% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 5.00%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten. Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to decline.  The net of tax-effect value of the change in market value of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At December 31, 2006, the average life of the investment portfolio was 4.2 years and the market value reflected a pre-tax loss of $195,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At December 31, 2006, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $6,914,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $6,726,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past year, which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income in 2006 increased $4,862,000, to $30,932,000 compared to $26,070,000 in 2005 and $16,799,000 in 2004.  The 18.65% increase in 2006 was due to the 4.13% increase in the average balance of interest earning assets, combined with the 85 basis point increase in the yield on those assets.  Average interest-earning assets increased to $431,368,000 for 2006 compared to $414,257,000 for 2005, and $311,456,000 for 2004.  The yield on interest earning assets increased to 7.31% for 2006 compared to 6.46% and 5.55% for 2005 and 2004, respectively.  The $17,111,000 increase in average earning assets in 2006 was the result of our organic growth.  The $102,801,000 increase in average earning assets in 2005 was the result of our own organic growth and the approximate $45,779,000 in loans and $19,250,000 in investments as the result of the merger with BMC.

Interest expense on deposits in 2006 increased $2,324,000 or 59.80% to $6,210,000 compared to $3,886,000 and $1,793,000 in 2005 and 2004, respectively.  The increase in 2006 compared to 2005 was due to the repricing of interest bearing deposits, which increased 83 basis points to 2.20% in 2006 from 1.37% in 2005, as a result of the increases in the Federal funds interest rate. This was partially offset by the $853,000 decrease in volume of average interest bearing deposits from 2005 to 2006.  The increase in interest expense in 2005 compared to 2004 was due to the repricing of interest bearing deposits, which increased 52 basis points to 1.37% in 2005 from .85% in 2004, as a result of the increases in the Federal funds interest rate and the $72,770,000 increase in volume of average interest bearing deposits from 2004 to 2005.  Average interest-bearing deposits were $282,160,000 for 2006 compared to $283,013,000 and $210,243,000 for 2005 and 2004, respectively.  Average deposits in 2006 were relatively flat compared to 2005.  The increase in 2005 was the result of our own internal growth and the addition of approximately $44,596,000 in interest-bearing deposits as the result of the merger with BMC.

Average other borrowings increased slightly to $6,774,000 with an effective rate of 5.15% for 2006 compared to $6,725,000 with an effective rate of 3.76% for 2005.  In 2004, the average other borrowings were $7,311,000 with an effective rate of 2.53%.  Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, in late 2004, primarily to provide additional capital for the Bank in conjunction with the 2005 merger with BMC.  We borrowed funds from the Federal Home Loan Bank during a period of relatively low interest rates.  The effective rate of the FHLB advances was 3.97% for 2006 compared to 2.36 % for 2005 and 2.53% for 2004.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has made a positive contribution to the overall cost of funds.  Average demand deposits increased 6.42% to $132,150,000 in 2006 compared to $124,175,000 for 2005 and $97,210,000 for 2004.  The increases in 2006 and 2005 were due primarily to organic growth and the merger with BMC which added approximately $19,173,000 in non-interest bearing deposits to our portfolio in 2005.  The cost of all of our interest bearing liabilities increased 84 basis points to 2.27% for 2006 compared to 1.43% for 2005 and 0.91% for 2004.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) decreased slightly by 0.26% to $292,840,000 for 2006 compared to $293,609,000 for 2005 and $229,249,000 for 2004.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2006 increased $2,442,000 or 11.13% to $24,373,000 compared to $21,931,000 for 2005 and $14,821,000 for 2004.  The increases in 2006 compared to 2005 and in 2005 compared to 2004 were primarily due to increases in the net interest margin, combined with increases in average interest earning assets.  Average interest earning assets and net interest margin, respectively, were $431,368,000 and 5.79% in 2006, $414,257,000 and 5.46% in 2005, and $311,456,000 and 4.91% in 2004.  For a discussion of the repricing of our assets and liabilities, see Quantitative and Qualitative Disclosure about Market Risk in Item 7A of this Annual Report.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type(Dollars in Thousands)	December 31, 2006 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2005 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,656	24.2%	$1,325	27.5%
Real Estate	1,210	46.3%	1,138	41.0%
Real Estate - construction, land development and other land loans	294	15.0%	378	15.4%
Equity Lines of Credit	171	6.8%	175	7.8%
Agricultural	227	5.3%	198	5.8%
Consumer & Installment	193	2.3%	120	2.5%
Other	1	0.1%	1	0.0%
Non-specific reserve	57		4
	$3,809		$3,339

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The provisions for credit losses in 2006 and 2005 were $800,000 and $510,000, respectively.  There was no provision in 2004. The increases in 2006 and 2005 are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  We did not have any non-performing loans as of December 31, 2006.  Non-performing loans as of December 31, 2005 totaled $616,000 and were comprised of one real estate secured loan for $591,000 and one commercial loan for $25,000.  The Company did not have any other real estate owned at December 31, 2006 or 2005.

For 2006 and 2005 we had a net charge off ratio to average loans of 0.109% and 0.223%, respectively.  For 2004, we had a net recovery ratio of 0.139%.  The potential for a future net recovery position is not likely as we have been very successful in collection of those loans charged off in prior years.

Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb estimated probable losses in the portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income After Provision for Credit Losses

Net interest income, after the provision for credit losses of $800,000 in 2006 and $510,000 in 2005, was $23,573,000 for 2006 compared to $21,421,000 and $14,821,000 for 2005 and 2004, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gain on sales of investments and other income.  Non-interest income was $5,177,000 in 2006 compared to $4,009,000 and $4,084,000 in 2005 and 2004, respectively.  The $1,168,000 increase in non-interest income comparing 2006 to 2005 was primarily due to increases in service charges, the tax-exempt proceeds from a life insurance policy of $625,000, gains from the sale of real estate of $265,000 and equipment of $192,000, and realized gains from the sale of investments of $123,000.  The decrease of $75,000 comparing 2005 to 2004 was primarily due to the decrease in gain realized on sale of investment securities of $391,000.

Customer service charges increased $118,000 to $2,532,000 in 2006 compared to $2,414,000 in 2005 and $2,340,000 in 2004.  The increase in both years is mainly due to an increase in the activity level as the average number of transaction accounts has increased and the increase in fees generated by the overdraft protection program.

We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $40,000 in 2006 to $350,000 compared to $390,000 in 2005 and increased $60,000 in 2005 to $390,000 compared to $330,000 for 2004.  The decrease in 2006 is primarily due to a slowdown in the housing market in California and the recent increases in mortgage rates and fewer refinancing opportunities.  The increase in 2005 was primarily due to the relative strength of normal home sales due to “moving up” or relocating as Fresno and Madera counties reflected affordable housing compared to other parts of California.

Appreciation in cash surrender value of bank owned life insurance (BOLI) increased $38,000 mainly due to $505,000 in BOLI purchased in 2006.  The Bank purchased the additional insurance in connection with new split-dollar life insurance policies related to salary continuation benefits for three key executives.  Salary continuation and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends.  We currently hold $1,891,000 in FHLB stock compared to $1,659,000 at December 31, 2005.  Dividends in 2006 increased to $89,000 compared to $68,000 in 2005 and $41,000 in 2004.

Other income increased to $1,013,000 in 2006 compared to $829,000 and $689,000 in 2005 and 2004, respectively.  The $184,000 increase in 2006 compared to 2005 and the $140,000 increase comparing 2005 to 2004 are primarily due to increases in merchant fees from bankcards, debit card interchange fees and fees from investment services provided by a third party.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $2,499,000 to $18,541,000 in 2006 compared to $16,042,000 in 2005, which was an increase of $2,776,000 in 2005 compared to $13,266,000 in 2004.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses, excluding amortization of intangibles, to net interest income before provision for credit losses plus non-interest income, excluding realized gains on sale of investments was 62.28% for 2006 compared to 61.20% for 2005 and 72.00% for 2004.  The slight deterioration in the efficiency ratio in 2006 is due to the increase in operating expenses exceeding the increase in revenues.

Salaries and employee benefits increased $1,693,000 or 18.45% to $10,871,000 in 2006 compared to $9,178,000 in 2005 and $7,539,000 in 2004.  The increase in salaries and employee benefits in 2006 compared to 2005 is primarily due to normal cost increases for salaries and benefits and incentive based compensation due to increased loan and deposit production, and profitability.  In 2006 we also made changes to certain executive salary continuation agreements and recorded an expense related to the change of $518,000.  The increase in salaries and employee benefits in 2005 compared to 2004 includes the additional personnel costs from the merger with BMC.  Commissions paid for loan placements in 2006 decreased $37,000 compared to 2005.  Commissions paid were $162,000 for 2006 compared to $199,000 in 2005 and $150,000 in 2004.

The Company has three share based compensation plans.  In 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method.  Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25).  No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 are $163,000 and $142,000, respectively, lower than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.18 and $1.09, respectively, without the adoption of SFAS 123(R) compared to $1.16 and $1.07, respectively, as reported.  Results for prior periods have not been restated.

In February 2005 the Company accelerated the vesting of 186,000 options previously granted to certain directors and executive officers.  No stock-based compensation is reflected in net income for the year ended December 31, 2005, as a result of the acceleration of the vesting as it is expected that generally all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Bank’s options in 2006 and 2005.

There were no significant changes in evaluation methods for types of awards or terms made by the Company subsequent to the adoption on FAS No. 123(R) and no cumulative effect adjustments were made to the financial statements.

As of December 31, 2006, there was $392,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992 and 2000 Plans.  The cost is expected to be recognized over a weighted average period of 3.5 years.  See Notes 1 and 11 to the audited Consolidated Financial Statements.

Occupancy and equipment expense increased $288,000 to $2,421,000 in 2006 compared to $2,133,000 in 2005 and $1,621,000 in 2004.  The 13.50% increase in occupancy expense in 2006 compared to 2005 was due mainly to the addition of the three newly opened branches during 2006 and the consolidation of the Company’s administrative offices, normal increases in rent on existing leaseholds, and other occupancy related expenses.  The 31.59% increase in occupancy expense in 2005 compared to 2004 was due mainly to the addition of the two branches resulting from the merger with BMC.

Other non-interest expenses increased $518,000 or 10.95% to $5,249,000 in 2006 compared to $4,731,000 2005 and $4,106,000 in 2004.  The increase in 2006 was attributable primarily to personnel recruitment fees, leasehold termination expenses in connection with the relocation of our administrative offices into a single facility, and consulting expenses.  Contributing to the 2005 increase in other non-interest expense was an additional $100,000 write down to the Company’s investment in CATEX Holding Corporation, formerly known as Diversified Capital Holdings, the parent company of a title and escrow insurance company that was sold in July 2005.  To date, the Company has written down a total of $250,000 of the original $500,000 investment.  The Company has received $225,000 from the sale and anticipates full recovery of the remaining balance of $25,000.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the Years Ended December 31,	Other Expense	% Average	Other Expense	% Average
(Dollars in thousands)	2006	Assets	2005	Assets
Advertising	$452	0.10%	$412	0.09%
Audit/accounting	317	0.07%	334	0.07%
Data/item processing	816	0.17%	811	0.18%
ATM/debit card expenses	296	0.06%	255	0.06%
Director fees & related expenses	265	0.06%	218	0.05%
Donations	119	0.03%	114	0.03%
Education/training	68	0.01%	81	0.02%
General Insurance	124	0.03%	120	0.03%
Legal fees	300	0.06%	192	0.04%
Postage	164	0.03%	156	0.03%
Regulatory assessments	112	0.02%	164	0.04%
Stationery/supplies	247	0.05%	207	0.05%
Telephone	144	0.03%	123	0.03%
Operating losses	49	0.01%	44	0.01%
Other	1,776	0.38%	1,500	0.33%
Total other non-interest expense	$5,249		$4,731

Provision for Income Taxes

Our effective income tax rate was 32.3% for 2006 compared to 35.6% for 2005 and 34.5% for 2004.  The provision for income taxes totaled $3,298,000, $3,344,000, and $1,944,000 in 2006, 2005, and 2004 respectively.  The decrease in the effective tax rate for 2006 is due primarily to the tax exempt life insurance proceeds of $625,000 received in 2006.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2006 compared to December 31, 2005

The demand for our banking products has led to continued increases in loans and deposits during 2006.  As of December 31, 2006, total assets were $500,059,000, an increase of 3.39%, or $16,382,000, compared to $483,677,000 as of December 31, 2005.  Total gross loans increased 6.91%, or $20,860,000, to $322,662,000 as of December 31, 2006 compared to $301,802,000 as of December 31, 2005.  Total deposits increased 2.24%, or $9,638,000, to $440,627,000 as of December 31, 2006 compared to $430,989,000 as of December 31, 2005.  Shareholders’ equity increased 19.88%, or $8,255,000, to $49,778,000 as of December 31, 2006 compared to $41,523,000 as of December 31, 2005.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal funds market and are all classified as available-for-sale.  As of December 31, 2006, investment securities with a fair value of $35,612,000 were held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The volume of our investment portfolio is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2006 was 73.2% compared to 70.0% at December 31, 2005.  The loan to deposit ratio of our peers was 92.61% at September 30, 2006.  The total investment portfolio decreased 5.78% from $136,340,000 at December 31, 2005 to $128,463,000 at December 31, 2006 as a portion of the portfolio was used to provide liquidity to fund loan growth during 2006.  The market value of the portfolio reflected an unrealized loss of $195,000 at December 31, 2006 compared to an unrealized loss of $845,000 at December 31, 2005.

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

Loans

Total gross loans have increased to $322,662,000 as of December 31, 2006 compared to $301,802,000 as of December 31, 2005.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type		% of Total		% of Total
(Dollars in thousands)	December 31, 2006	loans	December 31, 2005	loans

Commercial & industrial	$78,441	24.2%	$82,978	27.5%
Real estate	149,586	46.3%	124,043	41.0%

Real estate - construction, land development and other land loans	48,424	15.0%	46,523	15.4%
Equity lines of credit	21,858	6.8%	23,604	7.8%
Agricultural	17,102	5.3%	17,547	5.8%
Consumer and installment	7,549	2.3%	7,539	2.5%
Other	454	0.1%	160	0.0%

	323,414	100.0%	302,394	100.0%

Deferred loan fees, net	(752)		(592)

Total loans	$322,662		$301,802

As of December 31, 2006, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 67.98% of total loans.  This level of concentration is consistent with December 31, 2005.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Non-performing assets

Non-performing assets consist of non-performing loans, other real estate owned (“OREO”), and repossessed assets.  Non-performing loans are those loans which have (i) been placed on non-accrual status, (ii) been subject to troubled debt restructuring, (iii) been classified as doubtful under our asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status.  A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest under the original contractual terms is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At December 31, 2006 and 2005, we had no OREO, repossessed assets or restructured loans.  At December 31, 2006, we had no non-accrual loans compared to two non-accrual loans totaling $616,000 at December 31, 2005.

A summary of non-accrual, restructured, and past due loans at December 31, 2006 and 2005 is set forth below.  The Company had no restructured loans and no accruing loans past due more than 90 days at December 31, 2006 and 2005.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2006, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	December 31, 2006	December 31, 2005
Non-accrual Loans
Commercial and Industrial	$—	$25
Real Estate	—	591
Total non-accrual	—	616
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	$—	$616
Nonperforming loans to total loans	—%	0.20%
Ratio of non-performing loans to allowance for credit losses	—%	18.5%
Loans considered to be impaired	$—	$616
Related allowance for credit losses on impaired loans	$—	$—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of December 31, 2006, we had no impaired loans.  We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

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

The allowance for credit losses is maintained to cover losses inherent in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit Committee.  They delegate the authority to the Chief Credit Officer (“CCA”) to determine the loss reserve ratio for each type of asset and reviews, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

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

The allowance for credit losses has seven components: the general valuation allowance, criticized and classified allowance, the specific valuation allowance, large borrower risk allowance, pool loan allowance, qualitative (“Q”) factor allowance and the model risk allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.

•                  General valuation allowances (“GVA”): This element relates to assets with no well-defined deficiency or weakness (e.g. assets classified pass) and takes into consideration losses that are imbedded within the portfolio but have not yet been recognized.  Generally, borrowers are impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss.  An example of such a loss-causing event would be the loss of a major tenant in the case of commercial real estate loan.  General valuation allowances are determined through consideration of past loss experience.

•                  GVA is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of pass of such loans and commercial leases.  Changes in risk grades affect the amount of the allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  The calculated reserve has a minimum seventy basis points of total GVA loan types, or expected net charge offs based on historical data, which ever is higher.

•                                    Loss factors are developed in the following ways:

• pass graded loss factors for commercial, financial, and industrial loans along with real estate construction (participated, commercial or consumer) derived from a migration model that tracks historical losses over a period (usually the last thirty-six calendar months) which we believe captures the inherent losses in the loan portfolio;

• pass graded loss factors for commercial real estate loans are based on the average annual net charge-off rate over a period reflective of a full economic cycle (usually the past eighty-four months).

We believe that an economic cycle is a period in which both upturns and downturns in the economy have been reflected.

•                  Criticized and classified allowance (“CCA”): At the time of credit analysis and risk determination, credits, which have been determined to contain a weakness higher than management’s overall risk appetite, are graded as criticized or classified.  Once validated that the credit is not impaired, a risk of loss is calculated and applied.  In addition, determination of commitments outstanding on classified loans is determined.

•                                    The CCA identifies credits that have a risk level of special mention or worse, however not inclusive of Impaired Assets.  The calculation uses the credit’s expected default frequency (“EDF”) as estimated by Moody’s risk for private companies.  In each case use of the loan maturity defines if the one or five year default component is employed.  Default is defined by Moody’s as a statistical probability that the credit will either miss or delay interest and/or principal payment, bankruptcy or receivership will occur, or exchange security where the exchange has the apparent purpose of helping the borrower avoid default.  If the EDF has not been calculated, the Bank maintains an allocation equal to the sum of:

100% of those loans classified loss

50% of those loans classified doubtful

15% of those loans classified substandard

5% of those loans classified special mention

•                  Pool loan allowance (“PLA”): Our residential and consumer loans and leases are relatively homogeneous with no single loan individually significant in terms of its size or potential risk of loss.  Therefore, we review our residential and consumer portfolios by analyzing their performance as a pool of loans. Generally, borrowers become impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss.  Examples of such loss-causing events would be borrower job loss, divorce or medical crisis in the case of single family residential and consumer loans.  The calculated reserve has a minimum one hundred basis points of total PLA loan types, or expected net charge offs based on historical data, which ever is higher.  Risk grade is not a component of this computation.

•                                    Loss factors are developed in the following ways:

• Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year, based on historical loss data. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans, credit cards, and consumer leases.

•                  Large borrower risk allowance (“LBA”): We have a number of borrowers with large loan balances which may create an additional risk if one or two of these borrowers were to unexpectedly default. Therefore an additional allowance for this risk is analyzed and applied.

•                                    LBA identifies those credits with outstanding balances exceeding the house lending limit.  The calculated reserve has a minimum of, the greater of, fifty basis points of total LBA, or the expected net charge offs based on historical data.

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

• government regulation;

• bank regulatory examination results; and

• findings of our internal and external credit reviewers.

•                                    Each factor is calculated on a scale of negative four to positive four, with the latter having the greatest risk level.  Zero, results in no increase or decrease to the required reserve level as computed in this section.

Model risk allowance (“MRA”): The allowance methodologies noted above are by definition imprecise.  Any methodology is subject to some uncertainties.  Estimating future losses inherent in a loan portfolio will vary with each method.  Therefore, management applies a model risk component to determine a loss provision.  This allowance is also used to reserve for potential losses which might occur through customer overdrafts, and to establish a minimum floor by which the provision for credit loss would not decline below one percent of total gross loans.

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005

Balance, beginning of the year	$3,339	$2,697
Addition from merger with BMC	—	751
Provision charged to operations	800	510
Losses charged to the allowance	(721)	(787)
Recoveries on loans previously charged off	391	168

Balance, end of year	$3,809	$3,339

Ratio of non-performing loans to allowance for credit losses	0.0%	18.5%
Allowance for credit losses to total loans	1.18%	1.11%

As of December 31, 2006 the balance in the allowance for credit losses was $3,809,000 compared to $3,339,000 as of December 31, 2005.  The increase resulted from the additional provision of $800,000, partially offset by the net charge-offs totaling $330,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $134,549,000 as of December 31, 2006 compared to $133,956,000 as of December 31, 2005.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels on disbursed loans based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of December 31, 2006 the allowance was 1.18% of total gross loans compared to 1.11% as of December 31, 2005.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  There were no non-performing loans as of December 31, 2006.  The allowance for credit losses as a percentage of non-performing loans was 542% as of December 31, 2005.  Management believes the allowance at December 31, 2006 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $9,638,000 or 2.24% to $440,627,000 as of December 31, 2006 compared to $430,989,000 as of December 31, 2005.  Interest bearing deposits increased $12,460,000 or 4.48% to $290,445,000 as of December 31, 2006 compared to $277,985,000 as of December 31, 2005.  Non-interest bearing deposits decreased $2,822,000 or 1.84% to $150,182,000 as of December 31, 2006 compared to $153,004,000 as of December 31, 2005.  During 2006 deposit growth was difficult to achieve; however, we were able to achieve positive growth in part due to the opening of two new retail banking offices.

The composition of the deposits and average interest rates paid at December 31, 2006 and 2005 is summarized in the table below.

		Percent of			Percent of
	December 31,	Total	Effective	December 31,	Total	Effective
(Dollars in thousands)	2006	Deposits	Rate	2005	Deposits	Rate

NOW Accounts	$56,177	12.8%	0.10%	$56,991	13.2%	0.10%
MMA Accounts	109,069	24.7%	2.34%	108,024	25.1%	1.35%
Time Deposits	104,170	23.6%	3.65%	88,581	20.5%	2.55%
Savings Deposits	21,029	4.8%	0.45%	24,389	5.7%	0.34%

Total Interest-bearing	290,445	65.9%	2.20%	277,985	64.5%	1.37%

Non-interest bearing	150,182	34.1%		153,004	35.5%

Total deposits	$440,627	100.0%		$430,989	100.0%

Short-term borrowings totaled $3,250,000 as of December 31, 2006 compared to $3,250,000 as of December 31, 2005.  Short-term borrowings include $1,250,000 in principal payments coming due in 2007 on the loan with a major bank (described below) and $2,000,000 in FHLB advances maturing in the next twelve months.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

There was no long-term debt as of December 31, 2006 and $3,250,000 in long-term debt as of December 31, 2005.

On December 17, 2004, the Company entered into a non-revolving loan agreement with a major bank under which the Company borrowed $2,500,000 and contributed $2,000,000 of additional capital to the Bank.  The loan bears interest indexed to prime or LIBOR, at the Company’s election. The outstanding balance at December 31, 2006 was $1,250,000.   The purpose of the borrowing was to ensure the Bank’s capital ratios remain at or above well capitalized after the effective date of the merger with BMC.  Refer to Note 7 to the audited Consolidated Financial Statements.

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

Our stockholders’ equity increased to $49,778,000 as of December 31, 2006 compared to $41,523,000 as of December 31, 2005.  The increase in stockholders’ equity is primarily a result of net income of $6,911,000 for 2006 and proceeds from the exercise of stock options.

During October 2006, the Bank declared and paid a cash dividend to the Company of $1,000,000 in connection with a stock repurchase agreement approved by the Company’s Board of Directors.  During the period the Company’s borrowings remains outstanding, which is expected to be until December 2007, the Bank does not anticipate paying any additional dividends to the Company except for dividends that are necessary to meet the ordinary and usual operating expenses of the Company. The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2006 and 2005.

	December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$39,864	8.41%	$31,767	6.84%
Minimum regulatory requirement	18,967	4.00%	18,572	4.00%
Central Valley Community Bank	39,045	8.24%	32,493	7.00%
Minimum requirement for “Well-Capitalized” institution	23,703	5.00%	23,204	5.00%
Minimum regulatory requirement	18,963	4.00%	18,563	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	39,864	10.97%	31,767	9.26%
Minimum regulatory requirement	14,536	4.00%	13,719	4.00%
Central Valley Community Bank	39,045	10.72%	32,493	9.48%
Minimum requirement for “Well-Capitalized” institution	21,852	6.00%	20,572	6.00%
Minimum regulatory requirement	14,568	4.00%	13,715	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	43,673	12.02%	35,106	10.24%
Minimum regulatory requirement	29,073	8.00%	27,437	8.00%
Central Valley Community Bank	42,854	11.77%	35,832	10.45%
Minimum requirement for “Well-Capitalized” institution	36,419	10.00%	34,287	10.00%
Minimum regulatory requirement	29,135	8.00%	27,429	8.00%

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

As a means of augmenting our liquidity, we have established Federal funds lines with correspondent banks.  At December 31, 2006 our available borrowing capacity includes approximately $18,000,000 in Federal funds lines with our correspondent banks and $14,334,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At December 31, 2006, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2006 and 2005:

(In thousands) Credit Lines	December 31, 2006	Balance Outstanding at December 31, 2006	December 31, 2005	Balance Outstanding at December 31,2005
Unsecured Credit Lines (interest rate varies with market)	$18,000	$—	$14,100	$—
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $16,848 Fair Value of Collateral $16,758	$2,000	Collateral pledged $6,680 Fair Value of Collateral $6,598	$4,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $2,271 Fair Value of Collateral $2,200	$—	Collateral pledged $3,350 Fair Value of Collateral $3,252	$—

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $134,549,000 as of December 31, 2006 compared to $133,956,000 as of December 31, 2005.  For a more detailed discussion of these financial instruments, see Note 10 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

In the ordinary course of business, the Company is party to various operating leases.  For a more detailed discussion of these financial instruments, see Note 10 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s long-term contractual obligations at December 31, 2006:

(In thousands)	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter	Total
Time deposits	$93,946	$8,186	$2,038	$—	$104,170
FHLB Advances	2,000	—	—	—	2,000
Other long-term debt	1,250	—	—	—	1,250
Deferred Compensation Liability (1)	1,355	61	—	—	1,416
Salary Continuation Liability (1)	566	292	275	1,152	2,285
Obligations reflected on Consolidated Balance Sheet	$99,117	$8,539	$2,313	$1,152	$111,121

Operating lease obligations	$933	$2,091	$1,870	$8,506	$13,400
Obligations not reflected on Consolidated Balance Sheet	$933	$2,091	$1,870	$8,506	$13,400

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2006, 89% of our loan portfolio was tied to adjustable-rate indices.  The majority of these adjustable-rate loans are tied to prime and reprice within 90 days.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2006, 90.2% of our time deposits mature within one year or less.  As of December 31, 2006, $2,000,000 of our short term debt was fixed rate which matures on February 12, 2007, and $1,250,000 of short-term debt which reprices on a quarterly basis.

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

Our management and Board of Directors’ Asset/Liability Committees (“ALCO”) are responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity.  The ALCO operates under policies and within risk limits prescribed, reviewed, and approved by the Board of Directors.

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

Approximately 88% of our loan portfolio is tied to adjustable rate indices and 53% of our loan portfolio reprices within 90 days.  As of December 31, 2006, we had 95 commercial and real estate loans totaling $44,481,000 with floors ranging from 1% to 8% and ceilings ranging from 9% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2007 under the interest rate shock scenarios stated.  The table was prepared as of December 31, 2006, at which time prime interest rate was 8.25%.

SENSITIVITY ANALYSIS OF IMPACT ON INTEREST INCOME OF RATE CHANGES

HYPOTHETICAL CHANGE IN RATES (Dollars in thousands)	PROJECTED NET INTEREST INCOME	$ CHANGE FROM RATES AT DEC. 31, 2006	% CHANGE FROM RATES AT DEC. 31, 2006

UP 300 bp	$28,982	$2,981	11.47%
UP 200 bp	27,477	1,476	5.68%
UP 100 bp	26,240	239	0.92%
UNCHANGED	26,001	—	—
DOWN 100 bp	25,542	(459)	-1.76%
DOWN 200 bp	24,440	(1,561)	-6.00%
DOWN 300 bp	23,042	(2,959)	-11.38%

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

There is no material change in our current market risk exposure from the market risk exposure we experienced in 2005.  The outcome of the sensitivity Analysis conducted for 2005 was essentially the same as 2006.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies”.  The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.

Our accounting policies are integral to understanding the results reported.  Our significant accounting policies are described in detail in Note 1 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.  Not all of the significant accounting policies presented in Note 1 of the audited consolidated financial statements require management to make difficult, subjective or complex judgments or estimates.

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

These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of contingencies and commitments.  Actual results may differ from these estimates under different assumptions.

Accounting Principles Generally Accepted in the United States of America

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We follow accounting policies typical to the commercial banking industry and in compliance with various regulation and guidelines as established by the Public Company Accounting Oversight Board (“PCAOB”), Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), and the Bank’s primary federal regulator, the FDIC.  The following is a brief description of our current accounting policies involving significant management judgments.

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

Share Based Compensation

Under SFAS No.123(R), “Share Based Payment” compensation expense is recognized for options granted prior to the adoption date in an amount equal to the fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock Based Compensation” and compensation expense for all share based payments granted after adoption based on the grant date fair values estimated in accordance with SFAS No. 123(R) . The estimates of the grant date fair values are based on an option pricing model that uses assumptions based on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate. The calculation of the fair value of share based payments is by nature inexact, and represents management’s best estimate of the grant date fair value of the share based payments. See Note 1 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

At December 31, 2006, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a majority of our loan portfolio.  Refer to Market Risk for further discussion.

ITEM 8 -                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

   and Board of Directors

Central Valley Community Bancorp

   and Subsidiary

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

March 14, 2007

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands, except share amounts)

	2006	2005
ASSETS
Cash and due from banks	$23,898	$22,165
Federal funds sold	24,218	29,830

Total cash and cash equivalents	48,116	51,995

Interest bearing deposits in other banks	323	918
Available-for-sale investment securities (Notes 3 and 7)	103,922	105,592
Loans, less allowance for credit losses of $3,809 in 2006 and $3,339 in 2005 (Notes 4, 9 and 14)	318,853	298,463
Bank premises and equipment, net (Notes 5 and 9)	4,655	2,912
Bank owned life insurance (Note 13)	6,146	6,725
Federal Home Loan Bank stock	1,891	1,659
Goodwill	8,934	8,955
Intangible assets	1,071	1,286
Accrued interest receivable and other assets (Note 8)	6,148	5,172
Total assets	$500,059	$483,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$150,182	$153,004
Interest bearing (Note 6)	290,445	277,985

Total deposits	440,627	430,989

Short-term borrowings (Note 7)	3,250	3,250
Long-term debt (Note 7)	—	3,250
Accrued interest payable and other liabilities (Note 13)	6,404	4,665

Total liabilities	450,281	442,154

Commitments and contingencies (Note 9)

Shareholders’ equity (Note 10):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized, 6,037,656 and 5,891,820 shares issued and outstanding in 2006 and 2005, respectively	14,007	13,053
Retained earnings	35,888	28,977
Accumulated other comprehensive loss, net of taxes (Notes 3 and 15)	(117)	(507)

Total shareholders’ equity	49,778	41,523

Total liabilities and shareholders’ equity	$500,059	$483,677

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)

	2006	2005	2004
Interest income:
Interest and fees on loans	$25,527	$21,115	$13,227
Interest on Federal funds sold	1,165	702	234
Interest and dividends on investment securities:
Taxable	3,213	3,061	2,499
Exempt from Federal income taxes	1,027	1,192	839

Total interest income	30,932	26,070	16,799

Interest expense:
Interest on deposits (Note 6)	6,210	3,886	1,793
Other (Note 7)	349	253	185

Total interest expense	6,559	4,139	1,978

Net interest income before provision for credit losses	24,373	21,931	14,821

Provision for credit losses (Note 4)	800	510	—

Net interest income after provision for credit losses	23,573	21,421	14,821

Non-interest income:
Service charges	2,532	2,414	2,340
Loan placement fees	350	390	330
Appreciation in cash surrender value of bank owned life insurance (Note 13)	253	215	200
Gain from bank owned life insurance (Note 13)	625	—	—
Net realized gains on sales and calls of investment securities (Note 3)	123	92	483
Federal Home Loan Bank stock dividends	89	68	41
Gain on sale and disposal of equipment	192	1	1
Other income	1,013	829	689

Total non-interest income	5,177	4,009	4,084

	2006	2005	2004
Non-interest expenses:
Salaries and employee benefits (Notes 4 and 13)	$10,871	$9,178	$7,539
Occupancy and equipment (Notes 5 and 9)	2,421	2,133	1,621
Other expenses (Notes 9 and 12)	5,249	4,731	4,106

Total non-interest expenses	18,541	16,042	13,266

Income before provision for income taxes	10,209	9,388	5,639

Provision for income taxes (Note 8)	3,298	3,344	1,944

Net income	$6,911	$6,044	$3,695

Basic earnings per share (Note 10)	$1.16	$1.03	$0.71

Diluted earnings per share (Note 10)	$1.07	$0.94	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except share and per share amounts)

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, January 1, 2004	5,197,854	$6,096	$19,501	$1,123	$26,720

Comprehensive income (Note 15):
Net income	—	—	3,695	—	3,695	$3,695
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities	—	—	—	(793)	(793)	(793)

Total comprehensive income						$2,902

Cash dividend - $.05 per share (Note 10)	—	—	(263)	—	(263)
Stock options exercised and related tax benefit (Note 11)	77,880	460	—	—	460
Repurchase and retirement of common stock (Note 10)	(18,000)	(213)	—	—	(213)

Balance, December 31, 2004	5,257,734	6,343	22,933	330	29,606

Comprehensive income (Note 15):
Net income	—	—	6,044	—	6,044	$6,044
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities	—	—	—	(837)	(837)	(837)

Total comprehensive income						$5,207

Stock issued for acquisition (Note 2)	522,106	6,079	—	—	6,079
Stock options exercised and related tax benefit (Note 11)	111,980	631	—	—	631

Balance, December 31, 2005	5,891,820	13,053	28,977	(507)	41,523

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, December 31, 2005	5,891,820	$13,053	$28,977	$(507)	$41,523

Comprehensive income (Note 15):
Net income	—	—	6,911	—	6,911	$6,911
Other comprehensive income, net of tax:
Net change in unrealized loss on available-for-sale investment securities	—	—	—	390	390	390

Total comprehensive income						$7,301

Repurchase and retirement of common stock (Note 10)	(26,200)	(395)	—	—	(395)
Stock-based compensation expense	—	163	—	—	163
Stock options exercised and related tax benefit (Note 11)	172,036	1,186	—	—	1,186

Balance, December 31, 2006	6,037,656	$14,007	$35,888	$(117)	$49,778

	2006	2005	2004
Disclosure of reclassification amount, net of taxes (Note 15):

Unrealized holding gains (losses) arising during the year	$464	$(782)	$(474)
Less reclassification adjustment for net gains included in net income	(74)	55	319

Net change in unrealized gains (losses) on available-for-sale investment securities	$390	$(837)	$(793)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$6,911	$6,044	$3,695
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	160	94	(150)
Depreciation, accretion and amortization, net	1,619	2,368	2,106
Stock-based compensation	163	—	—
Tax benefit from exercise of stock options	(451)	(173)	(143)
Provision for loan losses	800	510	—
Net realized gains on sales and calls of available-for-sale investment securities	(123)	(92)	(483)
Net gain on sale and disposal of equipment	(192)	(1)	(1)
Increase in bank owned life insurance, net of expenses	(248)	(210)	(196)
FHLB stock dividends	(89)	(68)	(41)
Net (increase) decrease in accrued interest receivable and other assets	(398)	1,889	(2,307)
Net increase in accrued interest payable and other liabilities	2,190	546	354
Provision for deferred income taxes	(838)	(147)	(409)

Net cash provided by operating activities	9,504	10,760	2,425

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition	21	13,844	—
Purchases of available-for-sale investment securities	(30,657)	(50,046)	(40,781)
Proceeds from sales or calls of available-for-sale investment securities	16,559	15,487	4,775
Proceeds from maturity of available-for-sale investment securities	1,000	—	4,500
Proceeds from principal repayments of available-for-sale investment securities	15,085	25,463	26,488
Net decrease (increase) in interest bearing deposits in other banks	595	1,687	(2,105)
Net FHLB stock purchases	(143)	—	(807)
Net increase in loans	(21,350)	(47,458)	(22,583)
Purchases of premises and equipment	(2,987)	(781)	(539)
Proceeds from sale of equipment	488	—	5
Proceeds from bank owned life insurance	1,332	—	—
Purchases of bank owned life insurance	(505)	(440)	—

Net cash used in investing activities	(20,562)	(42,244)	(31,047)

	2006	2005	2004
Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(5,951)	$32,000	$38,466
Net increase (decrease) in time deposits	15,589	9,034	(2,845)
Proceeds from borrowings from Federal Home Loan Bank	9,788	—	6,000
Repayments to Federal Home Loan Bank	(11,788)	(2,000)	(7,000)
Repayment of borrowings from other financial institutions	(1,250)	—	—
Proceeds from borrowings from other financial institutions	—	—	2,500
Cash paid for dividends	—	—	(263)
Share repurchase and retirement	(395)	—	(213)
Proceeds from exercise of stock options	735	458	317
Tax benefit from exercise of stock options	451	173	143

Net cash provided by financing activities	7,179	39,665	37,105

(Decrease) increase in cash and cash equivalents	(3,879)	8,181	8,483

Cash and cash equivalents at beginning of year	51,995	43,814	35,331

Cash and cash equivalents at end of year	$48,116	$51,995	$43,814

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$6,362	$3,947	$2,000
Income taxes	$3,400	$3,223	$2,409

Non-cash investing activities:

Net change in unrealized gain (loss) on available-for-sale investment securities	$650	$(1,407)	$(1,090)

Non-cash financing activities:

Tax benefit from stock options exercised	$451	$173	$143

Supplemental Schedule Related to Acquisition:
Acquisition of Bank of Madera County:
Deposits	$—	$63,769
Other liabilities	—	439
Loans, net	—	(45,028)
Goodwill and intangibles	21	(10,455)
Premises and equipment	—	(390)
Federal Home Loan Bank stock	—	(172)
Other assets	—	(398)
Stock issued	—	6,079

Cash and cash equivalents acquired, net of cash paid to Bank of Madera County shareholders and option holders	$21	$13,844

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Central Valley Community Bancorp (the Company) was incorporated on February 7, 2000 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company in connection with its acquisition of Central Valley Community Bank (the Bank).  The Company became the sole shareholder of the Bank on November 15, 2000 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

The Bank operates 12 branches in Clovis, Fresno, west and northeast Fresno County, Madera County, and Sacramento, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.  The Bank’s subsidiaries have nominal activity.

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

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.  In addition, the accounts of the Bank’s wholly owned subsidiaries, Clovest Corporation (Clovest) and Clovis Securities Corporation (an inactive company), are included in the consolidated financial statements.  The operating results of Clovest were not significant.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value.  As of December 31, 2006 and 2005, all of the Company’s investments were classified as available-for-sale and there were no transfers between categories.

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected should be recognized as an impairment.  The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2006 and 2005, there were no such loans being accounted for under this policy.

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

Classified loans and loans determined to be impaired are individually evaluated by management for specific risk of loss.  In addition, a reserve factor is assigned to currently performing loans based on the Bank’s historical loss experience and other factors.  Management also computes specific and expected loss reserves for loan commitments.  These estimates are susceptible to changes in the economic environment and market conditions.

The Bank’s Audit Committee reviews the adequacy of the allowance for credit losses quarterly, to include consideration of the relative risks in the portfolio, current economic conditions and other factors.  The allowance is adjusted based on that review if, in the judgment of the Audit Committee and management, changes are warranted.

This allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for credit losses at December 31, 2006 and 2005, respectively, reflects management’s estimate of potential losses in the portfolio.

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

Goodwill

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Goodwill of $8,934,000 represents the excess of the cost of the Bank of Madera County over the net of the amounts assigned to assets acquired and liabilities assumed in the transaction accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisition and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.  There was no impairment resulting from management’s assessment during 2006 or 2005.

Intangible Assets

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Bank of Madera County of $1,071,000, net of $429,000 in amortization at December 31, 2006.  The core deposit intangible is being amortized by the straight-line method over an estimated life of seven years.  Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization.  There were no such events or circumstances in 2006.  Amortization expense recognized in 2006 and 2005 was $215,000 and $214,000, respectively.

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

Share-Based Compensation

The Company has three share-based compensation plans, the Central Valley Community Bancorp 2005 Omnibus Incentive Plan and the 2000 and 1992 Stock Option Plans, all of which were approved by the shareholders of the Company.  The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.  These plans are more fully described in Note 11.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R).  The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. There were 15,000 options granted in 2006 and 156,300 granted in 2005.  Results for prior periods have not been restated.  Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25).  No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2006 are $163,000 and $142,000, respectively, lower than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.18 and $1.09, respectively, without the adoption of SFAS 123(R) compared to $1.16 and $1.07, respectively, as reported.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  Excess tax benefits for the year ended December 31, 2006 was $451,000.

In February 2005 the Company accelerated the vesting of 186,000 options previously granted to certain directors and executive officers as reflected in the table below.  No stock-based compensation is reflected in net income for the year ended December 31, 2005, as a result of the acceleration of the vesting as it is expected that generally all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented.

	Years Ended December 31,
(In thousands)	2005	2004
Net earnings as reported	$6,044	$3,695
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	478	250

Pro forma net income	$5,566	$3,445

Basic earnings per share – as reported	$1.03	$0.71
Basic earnings per share – pro forma	$0.95	$0.66

Diluted earnings per share – as reported	$0.94	$0.64
Diluted earnings per share – pro forma	$0.87	$0.60

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Bank’s options in 2006 and 2005.

The fair value of each option is estimated on the date of grant using the following assumptions.

	2006	2005	2004

Dividend yield	.5%	.5%	.5%
Expected volatility	15.65%	50.29%	66.27%
Risk-free interest rate	5.05%	4.16%	4.17%
Expected option life	6.5 years	6.5 years	10 years

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  Management does not expect the adoption of SFAS 157 to have a material impact to the Company’s financial position or result of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Fin 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The Company presently recognizes income tax positions based on management’s estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption.

The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption.  Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5), Accounting for the Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No.85-4 (FTB 85-4).  FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.”  Questions arose in applying the guidance in FTB 85-4 to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time.  EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.”  An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy.  An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007.  Management has not yet completed its evaluation of the impact that EITF 06-4 will have.

Consideration of the Effects of Prior Year Misstatements

In September, 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company.  The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations and no cumulative adjustment was required.

2.                                      MERGER OF BANK OF MADERA COUNTY INTO CENTRAL VALLEY COMMUNITY BANCORP

After the close of business on December 31, 2004, the Company and Bank of Madera County (BMC) completed their previously announced merger and BMC was merged into the Bank.  The Company acquired 100% of the outstanding common shares of BMC and the results of BMC’s operations have been included in the consolidated financial statements beginning January 1, 2005.  Management believes that the merger allows the Bank to further accommodate a growing customer base in Madera County and provide BMC customers with more convenient locations in the Central Valley, as well as offer new advancement and geographic opportunities for their employees.  As a result of the above factors, management believes that the potential for the combined performance exceeds what each entity could accomplish independently and the goodwill in this transaction arose from the synergies associated with the merger.  The acquisition is part of the Company’s long-term strategy to increase its presence from Sacramento to Bakersfield along the Highway 99 corridor and the surrounding foothills.

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

The excess of the purchase price over the estimated fair value of the net assets acquired, as adjusted, was $8,934,000, which was recorded as goodwill, is not subject to amortization, and is not expected to be deductible for tax purposes.  In addition, assets acquired also included a core deposit intangible of $1,500,000 which is being amortized using a straight-line method.

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

	Years Ended December 31,
	2005	2004

Revenue	$29,830	$24,475

Net income	$6,044	$3,153

Diluted earnings per share	$0.94	$0.50

3.                                      AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2006 and 2005 consisted of the following:

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agencies	$28,643	$34	$(358)	$28,319
Obligations of states and political subdivisions	26,210	373	(168)	26,415
U.S. Government agencies collateralized by mortgage obligations	45,561	204	(237)	45,528
Other securities	3,703	—	(43)	3,660
	$104,117	$611	$(806)	$103,922

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt securities:
U.S. Government agencies	$23,314	$—	$(658)	$22,656
Obligations of states and political subdivisions	31,036	371	(473)	30,934
U.S. Government agencies collateralized by mortgage obligations	48,479	237	(285)	48,431
Other securities	3,608	—	(37)	3,571
	$106,437	$608	$(1,453)	$105,592

Investment securities with unrealized losses at December 31, 2006 and 2005 are summarized and classified according to the duration of the loss period as follows:

	2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$6,603	$(9)	$16,628	$(349)	$23,231	$(358)
Obligations of states and political sub-divisions	3,413	(24)	7,937	(144)	11,350	(168)
U.S. Government agencies collateralized by mortgage obligations	9,567	(55)	15,711	(182)	25,278	(237)
Other securities	1,457	(43)	—	—	1,457	(43)
	$21,040	$(131)	$40,276	$(675)	$61,316	$(806)

	2005
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$ 2,939	$ (55)	$ 19,717	$ (603)	$ 22,656	$ (658)
Obligations of states and political sub-divisions	13,646	(270)	4,181	(203)	17,827	(473)
U.S. Government agencies collateralized by mortgage obligations	19,473	(161)	9,887	(124)	29,360	(285)
Other securities	1,463	(37)	—	—	1,463	(37)
	$ 37,521	$ (523)	$ 33,785	$ (930)	$ 71,306	$ (1,453)

U.S. Government Agencies

At December 31, 2006, the Company held 14 U.S. Government agency securities of which four were in a loss position for less than twelve months and nine were in a loss position and had been in a loss position for twelve months or more.  The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Obligations of States and Political Subdivision

At December 31, 2006, the Company held 58 obligations of states and political subdivision securities of which seven were in a loss position for less than twelve months and 12 were in a loss position and had been in a loss position for twelve months or more.  The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate increases.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

U.S. Government Agencies Collateralized by Mortgage Obligations

At December 31, 2006, the Company held 61 U.S. Government agency securities collateralized by mortgage obligation securities of which nine were in a loss position for less than twelve months and 14 were in a loss position and had been in a loss position for twelve months or more.  The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate increases.  The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Other Securities

At December 31, 2006, the Company’s other securities consists of investment of $1,500,000 in marketable equity securities and $2,203,000 in equity securities carried at cost.  The equity securities carried at cost are investments in two different money market funds.  No evaluation of impairment is considered necessary for these securities.  The Company’s investments in marketable equity securities consist primarily of an investment in a CRA Qualified Investment Fund.  The Company has evaluated this investment for impairment.  The unrealized losses on the Company’s investment in marketable equity securities were caused by interest rate increases.  Based on the Company’s evaluation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Net unrealized losses on available-for-sale investment securities totaling $195,000 and $845,000 are recorded net of $78,000 and $338,000 in tax benefit as accumulated other comprehensive income within shareholders’ equity at December 31, 2006 and 2005, respectively.

Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $16,559,000 and $123,000, respectively, for the year ended December 31, 2006.  Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $15,487,000 and $92,000, respectively, for the year ended December 31, 2005.  Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $4,775,000 and $483,000 respectively, for the year ended December 31, 2004.

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2006 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
(In thousands)	Cost	Value
Within one year	$ 10,448	$ 10,357
After one year through five years	19,872	19,620
After five years through ten years	12,993	13,007
After ten years	11,540	11,750
	54,853	54,734

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	45,561	45,528
Other securities	3,703	3,660
	$ 104,117	$ 103,922

Investment securities with amortized costs totaling $35,624,000 and $27,877,000 and fair values totaling $35,612,000 and $27,800,000 were pledged to secure public deposits, other contractual obligations, short-term borrowings and long-term debt at December 31, 2006 and 2005, respectively.

4.             LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows:

	December 31,
(In thousands)	2006	2005
Commercial	$ 78,441	$ 82,978
Real estate	149,586	124,043
Real estate – construction, land development and other land loans	48,424	46,523
Equity lines of credit	21,858	23,604
Agricultural	17,102	17,547
Installment	7,549	7,539
Other	454	160
	323,414	302,394

Deferred loan fees, net	(752)	(592)
Allowance for credit losses	(3,809)	(3,339)
	$ 318,853	$ 298,463

At December 31, 2006 and 2005, loans originated under Small Business Administration (SBA) programs totaling $30,745,000 and $27,760,000, respectively, were included in the real estate and commercial categories.

Salaries and employee benefits totaling $388,000, $495,000 and $354,000 have been deferred as loan origination costs for the years ended December 31, 2006, 2005 and 2004, respectively.

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Balance, beginning of year	$ 3,339	$ 2,697	$ 2,425
Provision charged to operations	800	510	—
Losses charged to the allowance	(721)	(787)	(24)
Recoveries	391	168	296
Allowance acquired in merger of Bank of Madera County	—	751	—
Balance, end of year	$ 3,809	$ 3,339	$ 2,697

There were no loans considered to be impaired at December 31, 2006 or 2004.  There were two loans considered to be impaired at December 31, 2005 totaling $616,000.  There was no required valuation allowance for these impaired loans.  The average investment in impaired loans during 2006, 2005 and 2004 was $155,000, $776,000 and $36,000, respectively.  No interest income was recognized for impaired loans in 2006, 2005 or 2004.

There were no loans on nonaccrual at December 31, 2006 or 2004 or interest foregone on nonaccrual loans for the years then ended.  At December 31, 2005, nonaccrual loans totaled $616,000 and interest foregone on nonaccrual loans totaled $76,000 for the year then ended.

5.             BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
(In thousands)	2006	2005
Land	$ 579	$ 250
Buildings and improvements	1,000	1,161
Furniture, fixtures and equipment	5,642	4,693
Leasehold improvements	2,435	1,718
	9,656	7,822
Less accumulated depreciation and amortization	(5,001)	(4,910)
	$ 4,655	$ 2,912

Depreciation and amortization included in occupancy and equipment expense totaled $948,000, $982,000 and $796,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

6.             DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
(In thousands)	2006	2005
Savings	$ 21,029	$ 24,389
Money market	109,069	108,024
NOW accounts	56,177	56,991
Time, $100,000 or more	60,183	48,670
Time, under $100,000	43,987	39,911
	$ 290,445	$ 277,985

Aggregate annual maturities of time deposits are as follows (in thousands):

Year Ending
December 31,
2007	$ 93,946
2008	5,208
2009	2,978
2010	1,488
2011	550
$ 104,170

Interest expense recognized on interest-bearing deposits consisted of the following:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Savings	$ 106	$ 89	$ 67
Money market	2,467	1,500	660
NOW accounts	56	60	51
Time certificates of deposit	3,581	2,237	1,015
	$ 6,210	$ 3,886	$ 1,793

7.             BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (FHLB) of San Francisco at December 31, 2006 and 2005 consisted of the following:

2006			2005
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
	(Dollars in thousands) (Dollars in thousands)

$2,000	2.66%	February 12, 2007	$2,000	2.10%	February 13, 2006
—			2,000	2.66%	February 12, 2007
2,000			4,000
(2,000)	Less short-term portion		(2,000)	Less short-term portion

$—	Long-term debt		$2,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $16,848,000 and $6,680,000 and market values totaling $16,758,000 and $6,598,000 at December 31, 2006 and 2005, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Other Short-Term Debt

The Company has a note payable to a financial institution with a balance of $1,250,000 at December 31, 2006.  The note bears a variable interest rate of LIBOR plus 2.5% (7.87% as of December 31, 2006).  Payment terms call for interest only payments based on the financial institution’s prime rate or LIBOR at the Company’s discretion.  Payments are due on March 31, June 30, and September 30, 2007.  The remaining principal and accrued interest is due when the note matures on December 31, 2007.  The note is secured by 20% of the issued and outstanding stock of the Bank with the value of pledged stock to be not less than 200% of the outstanding principal balance.

Lines of Credit

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $18,000,000 and $14,100,000 at December 31, 2006 and 2005, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2006 and 2005 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $2,271,000 and $3,350,000 and market values totaling $2,200,000 and $3,252,000, respectively.  At December 31, 2006 and 2005, the Bank had no outstanding borrowings under these lines of credit.

8.             INCOME TAXES

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

(In thousands)	Federal	State	Total

2006

Current	$ 3,135	$ 1,001	$ 4,136
Deferred	(680)	(158)	(838)

Provision for income taxes	$ 2,455	$ 843	$ 3,298

2005

Current	$ 2,512	$ 979	$ 3,491
Deferred	(72)	(75)	(147)

Provision for income taxes	$ 2,440	$ 904	$ 3,344

2004

Current	$ 1,719	$ 634	$ 2,353
Deferred	(313)	(96)	(409)

	$ 1,406	$ 538	$ 1,944

Deferred tax assets (liabilities) consisted of the following:

	December 31,
(In thousands)	2006	2005

Deferred tax assets:
Allowance for credit losses	$ 1,407	$ 768
Other reserves	134	122
Bank premises and equipment	272	271
Deferred compensation	1,735	1,199
Future benefit of state tax	321	300
Unrealized loss on available-for-sale investment securities	78	338
State net operating loss	13	80

Total deferred tax assets	3,960	3,078

Deferred tax liabilities:
Other accruals	(242)	(118)
Loan origination costs	(224)	—
Future liability of State deferred tax asset	(210)	(157)
Core deposit intangible	(480)	(577)

Total deferred tax liabilities	(1,156)	(852)

Net deferred tax assets	$ 2,804	$ 2,226

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State franchise tax, net of Federal tax effect	7.2%	7.1%	7.1%
Tax exempt investment security income, net	(3.2)%	(4.2)%	(4.9)%
Bank owned life insurance, net	(3.5)%	(0.9)%	(1.4)%
Other	(2.2)%	(0.4)%	(0.3)%

Effective tax rate	32.3%	35.6%	34.5%

9.             COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $724,000, $518,000 and $359,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Year Ending
December 31,
2007	$ 933
2008	1,011
2009	1,080
2010	957
2011	913
Thereafter	8,506
$ 13,400

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The amount of such reserve balances required at December 31, 2006 and 2005 was $2,699,000 and $1,385,000, respectively.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $2,075,000 at December 31, 2006.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
(In thousands)	2006	2005
Commitments to extend credit	$ 133,937	$ 133,876
Standby letters of credit	$ 612	$ 80

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2006 and 2005.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2006, commercial loan commitments represent approximately 49% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 39% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 12% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2006, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 92.2% of the Bank’s loans were commercial and real-estate-related, representing 24.2% and 68.0% of total loans, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2006.

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

	2006		2005
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$ 39,864	8.41%	$ 31,767	6.84%
Minimum regulatory requirement	$ 18,967	4.00%	$ 18,572	4.00%

Central Valley Community Bank	$ 39,045	8.24%	$ 32,493	7.00%
Minimum requirement for “Well-Capitalized” institution	$ 23,703	5.00%	$ 23,204	5.00%
Minimum regulatory requirement	$ 18,963	4.00%	$ 18,563	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$ 39,864	10.97%	$ 31,767	9.26%
Minimum regulatory requirement	$ 14,536	4.00%	$ 13,719	4.00%

Central Valley Community Bank	$ 39,045	10.72%	$ 32,493	9.48%
Minimum requirement for “Well-Capitalized” institution	$ 21,852	6.00%	$ 20,572	6.00%
Minimum regulatory requirement	$ 14,568	4.00%	$ 13,715	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$ 43,673	12.02%	$ 35,106	10.24%
Minimum regulatory requirement	$ 29,073	8.00%	$ 27,437	8.00%

Central Valley Community Bank	$ 42,854	11.77%	$ 35,832	10.45%
Minimum requirement for “Well-Capitalized” institution	$ 36,419	10.00%	$ 34,287	10.00%
Minimum regulatory requirement	$ 29,135	8.00%	$ 27,429	8.00%

Dividends

The Company did not pay any cash dividends in 2006 or 2005.

On May 19, 2004, the Board of Directors declared a $.05 per share cash dividend for shareholders of record as of June 4, 2004, paid on or about June 30, 2004.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2006, retained earnings of $16,199,000 were free of such restrictions.

Share Repurchase Plan

During 2004, the Company approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $500,000, or approximately 2% of its outstanding shares of common stock.  As of December 31, 2004, the Company repurchased 18,000 shares at an average price of $11.83 for a total cost of $213,000.  On October 20, 2004, the Company’s Board of Directors suspended the stock repurchase program.

During 2006, the Company approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 or approximately 1% of its outstanding shares of common stock during the period from October 23, 2006 to June 30, 2007.  As of December 31, 2006, the Company had repurchased 26,200 shares at an average price of $15.08 for a total cost of $395,000.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except share and
	per share amounts)
Basic Earnings Per Share:

Net income	$6,911	$6,044	$3,695

Weighted average shares outstanding	5,978,314	5,844,110	5,253,658

Net income per share	$1.16	$1.03	$0.71

Diluted Earnings Per Share:

Net income	$6,911	$6,044	$3,695

Weighted average shares outstanding	5,978,314	5,844,110	5,253,658
Effect of dilutive stock options	500,595	571,298	585,252

Weighted average shares of common stock and common stock equivalents	6,478,909	6,415,408	5,838,910

Net income per diluted share	$1.07	$0.94	$0.64

11.                               SHARE-BASED COMPENSATION

The 1992 Stock Option Plan reserved shares for issuance to employees and directors under incentive and nonstatutory agreements.  The Company assumed all obligations under this plan as of November 15, 2000, and options to purchase shares of the Company’s common stock were substituted for options to purchase shares of common stock of the Bank.  Outstanding options under this plan are exercisable until their expiration, however, no new options will be granted under this plan.

The Central Valley Community Bancorp 2000 Stock Option Plan has 899,834 shares remaining as reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 73,446 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

The Central Valley Community Bancorp 2005 Omnibus Incentive Plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.  There have been no grants made under this plan.

A summary of the combined activity of the Plans for the years ended December 31, 2004, 2005 and 2006 follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
	(dollars in thousands, except per share amounts)
Options outstanding at January 1, 2004	1,131,580	$4.64

Options granted	1,000	$11.30
Options exercised	(77,880)	$4.04
Options cancelled	(1,840)	$6.34

Options outstanding at December 31, 2004	1,052,860	$4.69

Options granted	156,300	$13.50
Options exercised	(111,980)	$4.08
Options cancelled	(11,890)	$8.86

Options outstanding at December 31, 2005	1,085,290	$5.97

Options granted	15,000	$15.50
Options exercised	(172,036)	$4.27
Options canceled	(28,420)	$6.15

Options outstanding at December 31, 2006	899,834	$6.45	5.00	$7,563

Options vested or expected to vest at December 31, 2006	867,767	$6.37	6.33	$7,368

Options exercisable at December 31, 2006	724,734	$5.13	6.01	$7,054

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $4.34, $3.28 and $4.80, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2006, 2005 and 2004 was $1,900,000, $942,000 and $518,000, respectively.

Cash received from options exercised for the years ended December 31, 2006, 2005 and 2004 was $735,000, $458,000 and $317,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $451,000, $173,000 and $143,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $392,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992 and 2000 Plans.  The cost is expected to be recognized over a weighted average period of 3.5 years.  The total fair value of options vested was $197,000 for the year ended December 31, 2006.

12.          OTHER EXPENSES

Other expenses consisted of the following:

	Years Ended December 31,
(In thousands)	2006	2005	2004
Data processing	$816	$811	$758
Advertising	452	412	365
Audit and accounting fees	317	334	244
Amortization of core deposit intangible	215	214	—
Legal fees	300	192	129
Regulatory assessments	112	164	92
Other expenses	3,037	2,604	2,518

	$ 5,249	$4,731	$4,106

13.          EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $300,000, $275,000 and $105,000 to the profit sharing plan in 2006, 2005 and 2004, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2006, 2005 and 2004, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2006, 2005 and 2004, the Bank made matching contributions totaling $232,000, $210,000 and $188,000, respectively.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (8.25% at December 31, 2006).  At December 31, 2006 and 2005, the total net deferrals included in accrued interest payable and other liabilities were $1,416,000 and $1,285,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  During 2006, the Company recognized a gain of $625,000 from the proceeds of one of the life insurance policies.  The cash surrender value of the policies totaled $2,720,000 and $3,921,000 at December 31, 2006 and 2005, respectively.  The current annual tax-free interest rates on these policies is 5.5%.  Income recognized on these policies, excluding the gain noted above and net of related expenses, for the years ended December 31, 2006, 2005 and 2004 was $131,000, $120,000 and $111,000, respectively.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date based on a discount rate of 6.25%.  The expense recognized under these plans for the years ended December 31, 2006, 2005 and 2004 totaled $1,000,000, $332,000 and $285,000, respectively.  Accrued compensation payable under the salary continuation plan totaled $2,285,000 and $1,293,000 at December 31, 2006 and 2005, respectively.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $3,426,000 and $2,804,000 at December 31, 2006 and 2005, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2006, 2005 and 2004 totaled $117,000, $90,000 and $85,000, respectively.

14.          LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2006	$447

Disbursements	565
Amounts repaid	(510)

Balance, December 31, 2006	$502

Undisbursed commitments to related parties, December 31, 2006	$2,042

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

At December 31, 2006, 2005 and 2004, the Company held securities classified as available-for-sale which had net unrealized gains or losses as follows:

		Tax
	Before	(Expense)	After
	Tax	Benefit	Tax
	(In thousands)
For the Year Ended December 31, 2006

Other comprehensive income:
Unrealized holding gains:	$773	(309)	464
Less reclassification adjustment for net gains included in net income	(123)	49	(74)

Total other comprehensive income	$650	$(260)	$390

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(1,315)	$533	$(782)
Less reclassification adjustment for net gains included in net income	92	(37)	55

Total other comprehensive loss	$(1,407)	$570	$(837)

		Tax
	Before	(Expense)	After
	Tax	Benefit	Tax
	(In thousands)
For the Year Ended December 31, 2004

Other comprehensive loss:
Unrealized holding losses	$(607)	$133	$(474)
Less reclassification adjustment for net gains included in net income	483	(164)	319

Total other comprehensive loss	$(1,090)	$297	$(793)

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2006 and 2005:

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

Short-term borrowings and debt:  The fair values of fixed-rate borrowings are estimated by discounting their future cash flows using rates at each reporting date for similar instruments.

Commitments to fund loans/standby letters of credit:  Off-balance-sheet commitments to extend credit are primarily for adjustable rate loans and letters of credit.  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The differences between the carrying value of commitments to fund loans or standby letters of credit and their fair value are not significant and, therefore, not included in the following table.

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$23,898	$23,898	$22,165	$22,165
Federal funds sold	24,218	24,218	29,830	29,830
Interest-bearing deposits in other banks	323	323	918	918
Available-for-sale investment securities	103,922	103,922	105,592	105,592
Loans	318,853	319,248	298,463	298,261
Bank owned life insurance	6,146	6,146	6,725	6,725
FHLB stock	1,891	1,891	1,659	1,659
Accrued interest receivable	2,508	2,508	2,232	2,232

Financial liabilities:
Deposits	$440,627	$438,848	$430,989	$429,153
Short-term borrowings	3,250	3,250	3,250	3,250
Long-term debt	—	—	3,250	3,144
Accrued interest payable	591	591	394	394

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands)

	2006	2005
ASSETS

Cash and cash equivalents	$1,477	$1,205
Investment in subsidiary	48,959	42,249
Other assets	794	639

Total assets	$51,230	$44,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Short-term debt	$1,250	$1,250
Long-term debt	—	1,250
Other liabilities	202	70

Total liabilities	1,452	2,570

Shareholders’ equity:
Common stock	14,007	13,053
Retained earnings	35,888	28,977
Accumulated other comprehensive income, net of taxes	(117)	(507)

Total shareholders’ equity	49,778	41,523

Total liabilities and shareholders’ equity	$51,230	$44,093

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Income:
Dividends declared by subsidiary - eliminated in consolidation	$1,000	$—	$593
Other	1	1	—

Total income	1,001	1	593

Expenses:
Professional fees	72	106	96
Other	516	500	378

Total expenses	588	606	474

Income (loss) before equity in undistributed income of subsidiary	413	(605)	119

Equity in undistributed net income of subsidiary	6,342	6,438	3,419

Income before income tax benefit	6,755	5,833	3,538

Income tax benefit	156	211	157

Net income	$6,911	$6,044	$3,695

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$6,911	$6,044	$3,695
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(6,342)	(6,438)	(3,419)
Stock-based compensation	163	—	—
Tax benefit from exercise of stock options	(451)	(173)	(143)
Decrease (increase) in other assets	430	792	(316)
Increase (decrease) in other liabilities	132	(51)	47
Provision for deferred income taxes	(134)	—	—

Net cash provided by operating activities	709	174	(136)

Cash flows provided by (used in) investing activities:
Investment in subsidiary	22	(309)	(2,000)

Cash flows from financing activities:
Proceeds from borrowings	—	—	2,500
Repayments of borrowings from other financial institution	(1,250)	—	—
Share repurchase and retirement	(395)	—	(213)
Proceeds from exercise of stock options	735	458	317
Tax benefit from exercise of stock options	451	173	143
Cash paid for dividends	—	—	(263)

Net cash (used in) provided by financing activities	(459)	631	2,484

Increase in cash and cash equivalents	272	496	348

Cash and cash equivalents at beginning of year	1,205	709	361

Cash and cash equivalents at end of year	$1,477	$1,205	$709

Cash paid during the year for interest expense	$161	$153	$—

Non-cash investing activities:
Net change in unrealized loss on available-for-sale investment securities	$650	$(1,407)	$(1,090)

Fair market value of common stock issued in acquisition of subsidiary	$—	$6,079	$—

Non-cash financing activities:
Tax benefit from stock options exercised	$451	$173	$143

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2006	2006	2006	2006	2005	2005	2005	2005
Net interest income	$6,259	$6,104	$6,045	$5,965	$5,945	$5,592	$5,357	$5,037
Provision for loan and lease losses	200	100	100	400	500	10	—	—
Non-interest income	1,679	1,295	1,146	1,057	1,002	1,028	1,074	905
Non-interest expenses	5,067	4,631	4,446	4,397	3,880	4,021	4,040	4,101
Income before provision for income taxes	2,671	2,668	2,645	2,225	2,567	2,589	2,391	1,841
Provision for income taxes	528	999	976	795	899	940	858	647
Net income	$2,143	$1,669	$1,669	$1,430	$1,668	$1,649	$1,533	$1,194

Per share:
Basic earnings per share	$0.36	$0.28	$0.28	$0.24	$0.28	$0.28	$0.26	$0.21
Diluted earnings per share	$0.33	$0.26	$0.26	$0.22	$0.25	$0.26	$0.24	$0.19

ITEM 9 -                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -             CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.   Following the period covered by this Annual Report on Form 10-K, the Company determined that its disclosure controls and procedures were insufficient to result in a timely filing of a Current Report on Form 8-K relating to a Board action on executive compensation.  The Company has amended its disclosure controls and procedures to correct the deficiency.

ITEM 9b -              OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 -                                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “Proxy Statement”), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2006 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

ITEM 14 -              PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning principal accounting fees and services, see “PRINCIPAL ACCOUNTING FEES AND SERVICES” in the Company’s Definitive Proxy Statement, which sections of the Proxy Statement are incorporated herein by reference.

ITEM 15 -              EXHIBITS

(a)  EXHIBITS

See Index to Exhibits at pages 101 through 106 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 28, 2007	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 28, 2007
Daniel J. Doyle,
President and Chief Executive
Officer and Director (principal
executive officer)

/s/ David A. Kinross		Date: March 28, 2007
David A. Kinross,
Senior Vice President and Chief Financial Officer
(principal accounting officer
and principal financial officer)

Daniel N. Cunningham *		Date: March 28, 2007
Daniel N. Cunningham,
Chairman of the Board and
Director

Sidney B. Cox *		Date: March 28, 2007
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 28, 2007
Edwin S. Darden, Director

Steven D. McDonald *		Date: March 28, 2007
Steven D. McDonald, Director

Louis McMurray *		Date: March 28, 2007
Louis McMurray, Director

Wanda L. Rogers *		Date: March 28, 2007
Wanda L. Rogers, Director

William S. Smittcamp *		Date: March 28, 2007
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 28, 2007
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 28, 2007
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

10.59	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005. (14)*

10.60	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005. (14)*

10.61	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005. (14)*

10.62	Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005. (14)*

10.63	Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005. (14)*

10.64	Central Valley Community Bancorp 2005 Omnibus Incentive Plan (incorporated by reference from Appendix A to the registrant’s proxy statement filed April 5, 2005. (14)*

10.65	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006.(15)*

10.66	Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006. (15)*

10.67	Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006. (16)*

10.68	Amended and Restated Executive Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006. (16)*

10.69	Amended Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn, dated December 31, 2006. (16)*

10.70	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Shirley Wilburn, dated December 31, 2006. (16)*

10.71	Amendment No. 2 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, dated December 20, 2006. (16)*

10.72	Amendment No. 2 To Salary Continuation Agreement by and between Central Valley Community Bank and Gayle Graham, dated December 20, 2006. (16)*

10.73	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007. (16)*

10.74	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007. (16)*

10.75	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Tom Sommer, dated March 1, 2007. (16)*

10.76	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Tom Sommer, dated March 1, 2007. (16)*

10.77	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007. (16)*

10.78	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007. (16)*

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Management contract and compensatory plans

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the “2000 Form 10-KSB”) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the “2000 Plan S-8 Registration Statement”) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the “1992 Plan S-8 Registration Statement”) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 filing herein.