Form 10-Q
period 2007-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2007-05-11
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 2007

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

Yes   ☐     No   ☒

As of May 11, 2007 there were 5,972,546 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2007 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	March 31, 2007	December 31, 2006

ASSETS
Cash and due from banks	$17,225	$23,898
Federal funds sold	6,675	24,218
Total cash and cash equivalents	23,900	48,116
Interest bearing deposits in other banks	238	323

Available-for-sale investment securities (Amortized cost of $94,891 at March 31, 2007 and $104,117 at December 31, 2006	94,964	103,922
Loans, less allowance for credit losses of $3,681 at March 31, 2007 and $3,809 at December 31, 2006	323,594	318,853
Bank premises and equipment, net	5,573	4,655
Bank owned life insurance	6,201	6,146
Federal Home Loan Bank stock	1,918	1,891
Goodwill and intangible assets	9,952	10,005
Accrued interest receivable and other assets	5,871	6,148
Total assets	$472,211	$500,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$135,536	$150,182
Interest bearing	278,214	290,445
Total deposits	413,750	440,627
Short-term borrowings	938	3,250
Long-term debt	—	—
Accrued interest payable and other liabilities	6,572	6,404
Total liabilities	421,260	450,281
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, no par value; 80,000,000 shares authorized; outstanding 6,018,246 at March 31, 2007 and 6,037,656 at December 31,2006	13,567	14,007
Retained earnings	37,340	35,888
Accumulated other comprehensive gain(loss), net of tax	44	(117)
Total shareholders’ equity	50,951	49,778
Total liabilities and shareholders’ equity	$472,211	$500,059

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months
	Ended March 31
(In thousands except per share amounts)	2007	2006
INTEREST INCOME:
Interest and fees on loans	$6,573	$5,995
Interest on Federal funds sold	144	270
Interest and dividends on investment securities:
Taxable	897	720
Exempt from Federal income taxes	241	306
Total interest income	7,855	7,291
INTEREST EXPENSE:
Interest on deposits	1,823	1,262
Other	64	64
Total interest expense	1,887	1,326
Net interest income before provision for credit losses	5,968	5,965
PROVISION FOR CREDIT LOSSES	120	400
Net interest income after provision for credit losses	5,848	5,565
NON-INTEREST INCOME:
Service charges	692	555
Net realized gains on sales of investment securities	44	125
Appreciation in cash surrender value of bank owned life insurance	55	57
Loan placement fees	65	51
Federal Home Loan Bank stock dividends	28	19
Gain on sale and disposal of equipment	4	—
Other income	271	250
Total non-interest income	1,159	1,057
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,708	2,577
Occupancy and equipment	650	555
Other expenses	1,347	1,265
Total non-interest expenses	4,705	4,397

Income before provision for income taxes	2,302	2,225
PROVISION FOR INCOME TAXES	850	795
Net income	$1,452	$1,430

Basic earnings per share	$0.24	$0.24
Diluted earnings per share	$0.23	$0.22

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006
AND THE THREE MONTH PERIOD ENDED MARCH 31, 2007
(Unaudited)

				Accumulated
				Other
				Comprehensive	Total	Total
	Commn Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
(In thousands except share and per share amounts)	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2006	5,891,820	$13,053	$28,977	$(507)	$41,523
Comprehensive income
Net income			6,911		6,911	$6,911
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale investment securities				390	390	390
Total comprehensive income						$7,301
Stock options exercised and related tax benefit	172,036	1,186			1,186
Repurchase and retirement of common stock	(26,200)	(395)			(395)
Stock-based compensation expense		163			163

Balance, December 31, 2006	6,037,656	14,007	35,888	(117)	49,778
Comprehensive income:
Net income			1,452		1,452	$1,452
Other comprehensive gain, net of tax:
Net change in unrealized losses on available-for-sale investment securities				161	161	161
Total comprehensive income						$1,613
Stock options exercised and related tax benefit	19,990	125			125
Repurchase and retirement of common stock	(39,400)	(602)			(602)
Stock-based compensation expense		37			37

Balance, March 31, 2007	6,018,246	$13,567	$37,340	$44	$50,951

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,452	$1,430
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(8)	28
Depreciation, accretion and amortization, net	286	494
Stock-based compensation	37	69
Tax benefit from exercise of stock options	(35)	(35)
Provision for loan losses	120	400
Net realized gains on sales and calls of available-for-sale investment securities	(44)	(125)
Net gain on sale and disposal of equipment	(4)	—
Increase in bank owned life insurance, net of expenses	(55)	(56)
FHLB stock dividends	(28)	(19)
Net decrease in accrued interest receivable and other assets	175	183
Net increase in accrued interest payable and other liabilities	203	2,218
Provision for deferred income taxes	(5)	(10)
Net cash provided by operating activities	2,094	4,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired in acquisition	—	21
Purchases of available-for-sale investment securities	(2,572)	(15,208)
Proceeds from sales or calls of available-for-sale investment securities	5,699	9,834
Proceeds from principal repayments of available-for-sale investment securities	3,983	4,480
Proceeds from maturity of available-for-sale investment securities	2,150	—
Net decrease in interest bearing deposits in other banks	85	—
Net (increase) decrease in loans	(4,853)	7,612
Purchases of premises and equipment	(1,140)	(401)
Proceeds from sale of equipment	4	—
Net cash provided by investing activities	3,356	6,338
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(31,926)	(16,762)
Net increase in time deposits	5,049	5,874
Proceeds from borrowings from Federal Home Loan Bank	32,500	—
Repayments to Federal Home Loan Bank	(34,500)	(2,000)
Repayments of borrowings from other financial institutions	(312)	(312)
Share repurchase and retirement	(602)	—
Proceeds from exercise of stock options	90	130
Tax benefit from exercise of stock options	35	35
Net cash used in financing activities	(29,666)	(13,035)
Decrease in cash and cash equivalents	(24,216)	(2,120)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,116	51,995
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,900	$49,875
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,806	$1,310
Income taxes	$1,180
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$268	$(289)
Non-Cash Financing Activities:
Tax Benefit from stock options exercised	$35	$35
Supplemental schedules related to acquisition:
Acquisition of Bank of Madera County:
Intangibles	$—	$21

Cash acquired, net of cash paid to Bank of Madera County shareholders	$—	$21

CENTRAL VALLEY COMMUNITY BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at March 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the three month interim periods ended March 31, 2007 and March 31, 2006 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2007 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2.  Stock-Based Compensation

The Company has three stock-based compensation plans which are described as follows:

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 874,004 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 79,286 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

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

Stock Option Compensation

No options were granted in the quarters ended March 31, 2007 or 2006.  For the three month periods ended March 31, 2007 and 2006, the compensation cost recognized for stock option compensation was $37,000 and $69,000, respectively. The recognized tax benefit for stock option compensation expense was $35,000, for the three month periods ended March 31, 2007 and 2006.  As of March 31, 2007, there was $364,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992 Plan and 2000 Plan.  The cost is expected to be recognized over a weighted average period of 3.3 years.

Stock Option Activity

A summary of the combined activity of the plans follows:

	Quarter ended March 31, 2007
		Weighted	Weighted
		Average	Average Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Options outstanding, beginning of period	899,834	$6.45		$7,563
Options granted	—	—
Options exercised	(19,990)	$4.51
Options canceled	(5,840)	$13.00
Options outstanding, end of period	874,004	$6.46	4.76	$7,417
Options vested or expected to vest at March 31, 2007	862,514	$6.25	6.08	$7,261
Options exercisable, end of period	710,304	$5.14	4.76	$6,961

The total intrinsic value of options exercised in the quarters ended March 31, 2007 and 2006, was $206,000 and $345,000, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2007	2006
Basic Earnings Per Share:
Net income	$1,452	$1,430
Weighted average shares outstanding	6,016,983	5,912,967
Net income per share	$0.24	$0.24

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2007	2006
Diluted Earnings Per Share:
Net income	$1,452	$1,430
Weighted average shares outstanding	6,016,983	5,912,967
Effect of dilutive stock options	402,647	530,104
Weighted average shares of common stock and common stock equivalents	6,419,630	6,443,071
Net income per diluted share	$0.23	$0.22

Note 4. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended March 31, 2007 and 2006 was $1,613,000 and $1,257,000.

Note 5.  Commitments and Contingencies

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

Commitments to extend credit amounting to $145,607,000 and $133,937,000 were outstanding at March 31, 2007 and December 31, 2006, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $71,347,000 and $71,040,000 were outstanding at March 31, 2007 and December 31, 2006, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $20,818,000 and $24,850,000 as of March 31, 2007 and December 31, 2006, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $1,111,000 and $612,000 were outstanding at March 31, 2007 and December 31, 2006, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2007 and December 31, 2006.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 6.  Income Taxes

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted FIN 48 as of January 1, 2007. The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company’s provision for income taxes for the three months ended March 31, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties during the quarter ended March 31, 2007.

Note 7.  Recent Accounting Developments

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permissible, subject to certain criteria.  Management did not elect to early adopt SFAS 159 and has not yet completed its evaluation of the impact that SFAS 159 will have.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.  EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a significant impact on its consolidated financial statements, results of operations or liquidity.

Note 8.  Stock Repurchase

On October 18, 2006, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock.  The program allowed for repurchase of up to approximately $1,000,000 of the Company’s outstanding shares of common stock under the program for a period beginning on October 23, 2006 and ending June 30, 2007.  As of March 31, 2007, the Company had repurchased 65,600 shares in open market transactions through brokers, at an average price of $15.15 for a total cost of $993,680.

On April 18, 2007, the Board of Directors approved an additional stock repurchase of up to approximately $2,000,000 of the Company’s outstanding shares of common stock for a period beginning on April 18, 2007 and ending October 18, 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. See Note 6 to the unaudited condensed consolidated financial statements for further information related to implementation of FIN 48.

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Three Months of 2007

For the three months ended March 31, 2007, the Company’s consolidated net income was $1,452,000 compared to $1,430,000 for the first three months of 2006.  Results for the first three months of 2007 included a $120,000 pre-tax addition to the allowance for credit losses compared to $400,000 for the same period in 2006.  Diluted EPS for the first three months of 2007 was $0.23 compared to $0.22 for the first three months of 2006.

Annualized return on average equity for the first three months of 2006 was 11.55% compared to 13.40% for the same period of 2006.  Annualized return on average assets for the first three months of 2006 was 1.23% consistent with the 1.22% for the same period of 2006. Total equity was $50,951,000 at March 31, 2007 compared to $43,014,000 at March 31, 2006.  Equity increased primarily as a result of the net income and exercise of options offset by the repurchase of the shares of the Company’s stock.

In comparing first quarter 2007 to first quarter 2006, total loans continued to increase.  Average total loans increased $21,558,000 or 7.3% in the first three months of 2007 compared to the first three months of 2006.  Asset quality continues to be strong.  The Bank had no non-accrual loans at March 31, 2007, compared to one loan at March 31, 2006 totaling $591,000, and had no other real estate owned at March 31, 2007 or 2006.

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno and Madera Counties of central California.  Additionally, we have a private banking office in Sacramento County.  As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

At March 31, 2007, we had total loans of $327,275,000, total assets of $472,211,000, total deposits of $413,750,000 and shareholders’ equity of $50,951,000.

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

The Bank operates 12 branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2006 FDIC data, the Bank’s seven branches in Fresno County (Clovis, Fresno, Kerman, and Prather) had a 3.9% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

The Bank anticipates additional branch openings in the future to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base.  During 2006 we opened three new branch offices and management expects that new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

• Return to our stockholders;

• Return on average assets;

• Development of core revenue streams, including net interest income and non-interest income;

• Asset quality;

• Asset growth; and

• Operating efficiency.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our net income for the three months ended March 31, 2007 increased $22,000 or 1.5% to $1,452,000 compared to $1,430,000 for the three months ended March 31, 2006.  Net income increased slightly due to relatively consistent net interest income, a decrease in the provision for credit losses, an increase in non-interest income, offset by an increase in non-interest expenses.  Basic EPS was $0.24 for both of the three months ended March 31, 2007 and 2006.  Diluted EPS increased to $0.23 for the three months ended March 31, 2007 compared to $0.22 for the three months ended March 31, 2006.  Our annualized ROE was 11.55% for the three months ended March 31, 2007 compared to 15.17% for the year ended December 31, 2006 and 13.40% for the three months ended March 31, 2006.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2007 was 1.23% compared to 1.47% for the year ended December 31, 2006 and 1.22% for the three months ended March 31, 2006.  The decrease in ROA compared to December 2006 is due to the decrease in net income relative to our increase in average assets.  Average assets for the quarter ended March 31, 2007 were $473,733,000 compared to $470,221,000 for the year ended December 31, 2006.  ROA for our peer group was 1.23% at December 31, 2006.  Peer group from SNL Financial data includes holding companies in central California with assets from $300 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent inverted interest rate yield curve on our net interest margin by focusing on core deposits and managing the cost of funds. The Company’s net interest margin (fully tax equivalent basis) was 5.66% for the first quarter of 2007, compared to 5.74% for the same period in 2006.  The decrease in net interest margin is principally due to an increase in the Company’s cost of funds which was not fully offset by the increase in yields on earning assets.  In comparing the two periods, the effective yield on total earning assets increased 43 basis points while the cost of total interest bearing liabilities increased 85 basis points and the cost of total deposits increased 55 basis points.  The Company has less exposure than many lenders to such interest expense increases, as 33.1% of its average deposits are non-interest bearing.  Net interest income for the first quarter of 2007 of $5,968,000 was consistent with the $5,965,000 for the same period in 2006.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and gains from sales of investment securities.  Non-interest income for the first three months of 2007 increased $102,000 or 9.6% to $1,159,000 compared to $1,057,000 for the first three months of 2006 mainly due to increases in service charge income, partially offset by decreases in gains from sales of investment securities.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had no non-performing loans as of March 31, 2007 or December 31, 2006 compared to one non-performing loan for $591,000 as of March 31, 2006.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  The Company did not have any other real estate owned at March 31, 2007, December 31, 2006, or March 31, 2006.

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

The influence of our agricultural portfolio, particularly for raisins and nuts, is reflected in the differences in loan and deposit volumes from December 31, 2006 to March 31, 2007.  Generally, agricultural processors sell the crops harvested in the fourth quarter of each year and hold the funds to be disbursed to the farmers until the first quarter of the following year creating a temporary increase in deposits.  In the first quarter of each year, the farmers then pay down their agricultural loans with their crop proceeds.  This trend is reflected in our first quarter total assets, loan and deposit numbers.  Total assets decreased 5.6% during the first three months of 2007 from $500,059,000 as of December 31, 2006 to $472,211,000 as of March 31, 2007.  Total gross loans increased 1.4% to $327,275,000 as of March 31, 2007 compared to $322,662,000 as of December 31, 2006, however agricultural loans decreased 44.2% to $9,547,000 as of March 31, 2007 from $17,102,000 as of December 31, 2006.  Total deposits decreased 6.1% to $413,750,000 as of March 31, 2007 compared to $440,627,000 as of December 31, 2006.  We expect the agricultural borrowings will begin to increase as the farmers begin their new crop year.  We continue to under perform in our loan to deposit ratio compared to our peers.  Our loan to deposit ratio at March 31, 2007 was 79.1% compared to 73.2% at December 31, 2006.  The loan to deposit ratio of our peers was 88.5% at December 31, 2006.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 65.7% for the first three months of 2007 compared to 62.6% for the first three months of 2006.  The deterioration in the efficiency ratio is due to the increase in operating expenses exceeding the increase in revenues, primarily due to the opening of three new branches during 2006.  The Company’s net interest income before provision for credit losses plus non-interest income increased 3.9% to $7,083,000 for the three months ended March 31, 2007 compared to $6,897,000 for the same period in 2006, while operating expenses increased 9.0% to $4,651,000 from $4,343,000 for the same period in 2006.

RESULTS OF OPERATIONS

Net Income for the First Three Months of 2007 Compared to the First Three Months of 2006:

Net income increased to $1,452,000 for the three months ended March 31, 2007 compared to $1,430,000 for the three months ended March 31, 2006.  Basic earnings per share were $0.24 and $0.24 for the three months ended March 31, 2007 and 2006, respectively.  Diluted earnings per share were $0.23 and $0.22 for the three months ended March 31, 2007 and 2006, respectively.  ROE was 11.55% for the three months ended March 31, 2007 compared to 13.40% for the three months ended March 31, 2006.  ROA for the three months ended March 31, 2007 was 1.23% compared to 1.22% for the three months ended March 31, 2006.

The increase in net income and profitability for the three months ended March 31, 2007 compared to the same period in the prior year was mainly due to the increase in net interest income and non-interest income and was partially offset by increases in non-interest expenses.  Net interest income after provision for credit losses increased due to a decrease in the provision for credit losses, an increase in average interest earning assets provided by our organic growth, and our ability to attract non-interest bearing deposits.  The four increases in the

Federal funds interest rate from January 1, 2006 to March 31, 2007 also contributed to the increase in net interest income.  Non-interest expenses increased primarily due to salaries and benefits and occupancy and equipment expenses.  Further discussion of salary and occupancy expenses is below.

Interest Income and Expense

Net interest income is the most significant component of our income from operations.  Net interest income (the “interest rate spread”) is the difference between the gross interest and fees earned on the loan and investment portfolio and the interest paid on deposits and other borrowings.  Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED			FOR THE THREE MONTHS ENDED
	MARCH 31, 2007			MARCH 31, 2006
	Average		Yield/	Average	Interest	Yield/
(Unaudited)	Balance	Interest	Rate	Balance		Rate
ASSETS
Interest-earning deposits in other banks	$261	$2	3.07%	$918	$8	3.49%
Securities
Taxable securities	75,577	895	4.74%	75,598	712	3.77%
Non-taxable securities (1)	26,084	365	5.60%	30,145	471	6.25%
Total investment securities	101,661	1,260	4.96%	105,743	1,183	4.47%
Federal funds sold	11,111	144	5.18%	24,701	270	4.37%
Total	113,033	1,406	4.98%	131,362	1,461	4.45%
Loans (2) (3)	317,444	6,573	8.28%	295,361	5,995	8.12%
Federal Home Loan Bank stock	1,904	28	5.88%	1,663	19	4.57%
Total interest-earning assets	432,381	$8,007	7.41%	428,386	$7,475	6.98%
Allowance for credit losses	(3,783)			(3,373)
Non-accrual loans	78			603
Cash and due from banks	18,074			18,760
Bank premises and equipment	5,183			3,076
Other non-earning assets	21,800			21,237
Total average assets	$473,733			$468,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$76,594	114	0.60%	$84,541	36	0.17%
Money market accounts	96,717	626	2.59%	108,583	512	1.89%
Time certificates of deposit, under $100,000	47,164	452	3.83%	43,512	303	2.79%
Time certificates of deposit, $100,000 and ove	56,485	631	4.47%	48,128	411	3.42%
Total interest-bearing deposits	276,960	1,823	2.63%	284,764	1,262	1.77%
Other borrowed funds	4,550	64	5.63%	5,456	64	4.69%
Total interest-bearing liabilities	281,510	1,887	2.68%	290,220	1,326	1.83%
Non-interest bearing demand deposits	136,879			132,791
Other liabilities	5,033			2,992
Shareholders’ equity	50,311			42,686
Total average liabilities and shareholders’ equity	$473,733	1,887		$468,689	1,326

Interest income and rate earned on average earning assets		8,007	7.41%		7,475	6.98%
Interest expense and interest cost related to average interest-bearing liabilities		1,887	2.68%		1,326	1.83%

Net interest income and net interest margin (4)		$6,120	5.66%		$6,149	5.74%

(1) Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $124 and $165 in 2007 and 2006, respectively.

(2) Loan interest income includes loan fees of $173 in 2007 and $262 in 2006.

(3) Average loans do not include non-accrual loans.

(4) Net interest margin is computed by dividing annualized net interest income by total average interest-earning assets.

Interest and fee income from loans increased 9.6% in the first three months of 2007 compared to the same period of 2006.  The Company’s continued focus on building relationships has resulted in an increase in loan volume which, coupled with the four interest rate increases since January 1, 2006, were the major components of the $578,000 increase.  Average total loans for the first three months of 2007 increased 7.3% to $317,522,000 compared to $295,964,000 for the same period in 2006.  Competition for loans is strong in the Central Valley of California.  We have seen an increase in the number of regional and community banks opening branches and loan centers.  This competition is often reflected in aggressive loan pricing.  We are committed to providing our customers with the best price; however we are also committed to increasing our value to shareholders.  We believe we were able to meet the challenge and reported an increase in the yield on loans of 16 basis points for the first three months of 2007 to 8.28% compared to 8.12% for the same period of 2006.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $14,000 in the first three months of 2007 compared to the same period of 2006, mainly due to the 14.0% decrease in average balances of total investments partially offset by the four interest rate increases that have occurred since January 1, 2006.  Income from investments represents 21.5% of net interest income for the quarter ended March 31, 2007.

In the first quarter of 2007, we sold certain municipal securities in order to provide liquidity for our loan growth.  The result of the approximate $5,655,000 liquidation was a net realized gain on sale of investments of $44,000.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2007, we held $40,926,000 or 43.1% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 5.6%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At March 31, 2007, the average life of the investment portfolio was 4.0 years and the market value reflected a pre-tax gain of $73,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2007, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $5,868,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $5,682,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates during the past 12 months which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first three months of 2007 increased $564,000, to $7,855,000 compared to $7,291,000 for the three months ended March 31, 2006.  The increase was due to the 0.9% increase in the average balance of interest earning assets, combined with the 43 basis point increase in the yield on those assets.  Average interest earning assets increased to $432,381,000 for the three months ended March 31, 2007 compared to $428,386,000 for the three months ended March 31, 2006.  The yield on interest earning assets increased to 7.41% for the three months ended March 31, 2007 compared to 6.98% for the three months ended March 31, 2006.  The $3,995,000 increase in average earning assets can be attributed to our own organic growth in loans funded by Fed funds and by the sales and maturities from the investment portfolio.

Interest expense on deposits for the three months ended March 31, 2007 increased $561,000 or 44.5% to $1,823,000 compared to $1,262,000 for the three months ended March 31, 2006.  This increase was due to an 86 basis point increase in deposit rates due to the increasing rate environment, which was partially offset by a $7,804,000 decrease in the volume of average interest bearing deposits.  Average interest-bearing deposits were $276,960,000 for the three months ended March 31, 2007 compared to $284,764,000 for the same period ended March 31, 2006.  The 2.7% decrease was the result of increased competition for deposits in our market areas.

Average other borrowings decreased to $4,550,000 with an effective rate of 5.63% for the three months ended March 31, 2007 compared to $5,456,000 with an effective rate of 4.69% for the three months ended March 31, 2006.  Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan is indexed to prime rate or to the three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate borrowings.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed in keeping the Company’s cost of funds low.  The cost of total deposits was 1.76% for the first quarter of 2007 compared to 1.21% for 2006.  Average demand deposits increased 3.1% to $136,879,000 for the three months ended March 31, 2007 from $132,791,000 for the three months ended March 31, 2006.  The cost of all of our interest bearing liabilities increased 85 basis points to 2.68% for the three months ended March 31, 2007 compared to 1.83% for the three months ended March 31, 2006.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) increased 1.4% to $288,698,000 for the three months ended March 31, 2007 compared to $284,699,000 for the three months ended March 31, 2006.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2007 increased slightly by $3,000 or 0.1% to $5,968,000 compared to $5,965,000 for the three months ended March 31, 2006.  This increase was primarily due to the 8 basis point decline in the net interest margin as average interest earning assets increased and average interest bearing liabilities decreased.  Average interest earning assets were $432,381,000 for the three months ended March 31, 2007 with a net interest margin of 5.66% compared to $428,386,000 with a net interest margin of 5.74% for the three months ended March 31, 2006.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Administrator (CCA), who reviews the grades for accuracy and makes recommendations to Credit Review who gives final approval.  The risk grading and reserve allocation is analyzed annually by a third party credit reviewer and by various regulatory agencies.

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

The allocation of the allowance for credit losses is set forth below:

		Percent of Loans in		Percent of Loans in
	March 31, 2007	Each Category to	December 31, 2006	Each Category to
Loan Type (Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans

Commercial & Industrial	$1,411	23.9%	$1,656	24.2%
Real Estate Secured	1,392	49.0%	1,210	46.3%
Real Estate - construction, land
development and other land loans	316	15.5%	294	15.0%
Equity Lines of Credit	165	6.3%	171	6.8%
Agricultural Production	191	2.9%	227	5.3%
Consumer & Installment	200	2.3%	193	2.3%
Other	6	0.1%	1	0.1%
Non-specific reserve	—		57
	$3,681		$3,809

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first three months of 2007 were $120,000 compared to $400,000 for the same period in 2006.  The decrease in 2007 is due to our assessment of the required level and overall adequacy of the allowance for credit losses.  During the quarter ended March 31, 2007, the Company had net charge offs totaling $248,000 compared $544,000 for the same period of 2006.  During the quarter ended March 31, 2006, the Company charged off one commercial relationship totaling $527,000.

The Company had no non-performing loans as of March 31, 2007 and December 31, 2006 compared to $591,000 as of March 31, 2006 which represented one SBA loan.  Non-performing loans as a percentage of loans were 0.2% at March 31, 2006.  The Company did not have any other real estate owned at March 31, 2007, December 31, 2006 or March 31, 2006.

The net charge off ratio, which reflects net charge-offs to average loans for the three months ended March 31, 2007 was 0.078% compared to 0.184% for the same period in 2006.  The historical ratios for the past three years were a net charge off ratio of 0.109% for 2006, 0.223% for 2005, and a net recovery ratio of 0.139% for 2004.

Based on information currently available, management believes that the allowance for credit losses is adequate to absorb estimated probable losses in the portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information on the allowance for credit losses.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gain on sales of investment securities, appreciation in cash surrender value of bank owned life insurance and other income.  Non-interest income was $1,159,000 for the three months ended March 31, 2007 compared to $1,057,000 for the same period ended March 31, 2006.  The $102,000 increase in non-interest was primarily due to increases in customer service charges partially offset by a decrease in the gain on sales of investment securities.

Customer service charges increased $137,000 to $692,000 for the first three months of 2007 compared to $555,000 for the same period in 2006, mainly due to increased NSF fees on free checking accounts and transaction account service charges.  These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased and the increase in fees generated by the overdraft protection program.

Net realized gains on sales of investment securities were $44,000 for the first three months of 2007 compared to $125,000 for the same period of 2006.  In the first quarter of 2007, we sold certain municipal securities in order to provide liquidity for our loan growth.  The result of the approximate $5,655,000 liquidation was a net realized gain on sale of investments of $44,000.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers.  Loan placement fees increased $14,000 in the first three months of 2007 to $65,000 compared to $51,000 for the first three months of 2006.  Normal home sales due to “moving up” or relocating are relatively flat in Fresno and Madera counties and refinancing activity, which is the major component of our loan placement fees, has remained fairly consistent on a period over period basis.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Appreciation in cash surrender value of bank owned life insurance (BOLI) remained relatively unchanged comparing the first quarter of 2007 with the same period in 2006.  The average balance in this portfolio decreased comparing the two periods while the yield increased.  The Bank’s salary continuation, deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $1,918,000 in FHLB stock.  Dividends in the first three months of 2007 increased $9,000 compared to the same period in 2006.

Other income increased $21,000 for the first three months of 2007 compared to the same period in 2006.  The increase can be attributed primarily to an increase in merchant fees from bankcards.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $308,000 to $4,705,000 for the three months ended March 31, 2007 compared to $4,397,000 for the three months ended March 31, 2006.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 65.7% for the first three months of 2007 compared to 62.6% for the first three months of 2006.  The primary drivers for this change were increases in salaries and benefits expenses and occupancy expenses partially offset by the increased non-interest income.

Salaries and employee benefits increased $131,000 or 5.1 % to $2,708,000 for the first three months of 2007 compared to $2,577,000 for the first three months of 2006.  The increase in salaries and employee benefits for the 2007 period can be attributed to normal cost increases for salaries and benefits and an increase in the number of employees primarily from the new employees for our Downtown Fresno and Sunnyside branches.  Commissions paid for loan placements are also in this category and increased $23,000 in the periods under review.

Occupancy and equipment expense increased $95,000 to $650,000 for the first three months of 2007 compared to $555,000 for the first three months of 2006.  The 17.1% increase in occupancy expense for the three months ended March 31, 2007 was due mainly to the opening of new branches in downtown Fresno and Sunnyside, our move to a new corporate headquarters and capitalized technology upgrades during 2006.

Other non-interest expenses increased $82,000 or 6.5% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	Other Expense	Annualized %	Other Expense	Annualized %
For the three months ended March 31,	2007	Avg. Assets	2006	Avg. Assets
(Dollars in thousands)
Advertising	$116	0.10%	$113	0.10%
Audit/accounting	78	0.07%	93	0.08%
Data/item processing	203	0.17%	200	0.17%
ATM/debit card expenses	71	0.06%	70	0.06%
Director fees	43	0.04%	34	0.03%
Donations	35	0.03%	23	0.02%
General Insurance	22	0.02%	22	0.02%
Legal fees	61	0.05%	67	0.06%
Postage	41	0.03%	41	0.03%
Regulatory assessments	27	0.02%	29	0.02%
Stationery/supplies	52	0.04%	63	0.05%
Telephone	49	0.04%	25	0.02%
Operating losses	13	0.01%	1	0.00%
Other	536	0.45%	484	0.41%
Total other non-interest expense	$1,347		$1,265

Provision for Income Taxes

The effective income tax rate was 36.9% for the three months ended March 31, 2007 compared to 35.7% for the three months ended March 31, 2006.  Provision for income taxes totaled $850,000 and $795,000 for the three months ended March 31, 2007, and 2006, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2007 compared to December 31, 2006

As of March 31, 2007, total assets were $472,211,000, a decrease of 5.6%, or $27,848,000, compared to $500,059,000 as of December 31, 2006.  Total gross loans increased 1.4% or $4,613,000, to $327,275,000 as of March 31, 2007 compared to $322,662,000 as of December 31, 2006.  Total deposits decreased 6.1% or, $26,877,000 to $413,750,000 as of March 31, 2007 compared to $440,627,000 as of December 31, 2006.  Stockholders’ equity increased to $50,951,000 as of March 31, 2007 compared to $49,778,000 as of December 31, 2006.

The influence of our agricultural portfolio, particularly for raisins and nuts, is reflected in the differences in loan and deposit volumes from December 31, 2006 to March 31, 2007.  Generally, agricultural processors sell the crops harvested in the fourth quarter of each year and hold the funds to be disbursed to the farmers until the first quarter of the following year creating a temporary increase in deposits.  In the first quarter of each year, the farmers then pay down their agricultural loans with their crop proceeds.  Agricultural loans decreased 44.2% to $9,547,000 as of March 31, 2007 from $17,102,000 as of December 31, 2006.  It is anticipated that agricultural borrowing will increase for the remainder of 2007.  The impact of this from several large processors of nuts and raisins was the major contributor to the decrease in deposits from December 31, 2006 to March 31, 2007.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale.  As of March 31, 2007, $30,159,000 was held as collateral for public funds, treasury, tax, and for other purposes.   Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities decreased 8.9% from $104,117,000 at December 31, 2006 to $94,891,000 at March 31, 2007.  The fair value of the portfolio reflected an unrealized gain of $73,000 at March 31, 2007 compared to an unrealized loss of $195,000 at December 31, 2006.

We held $1,918,000 in Federal Home Loan Bank stock as of March 31, 2007 compared to $1,891,000 as of December 31, 2006.  The increase is the result of dividends received.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross	Estimated
March 31, 2007	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	(Loss)	Value
U.S. Government agencies	$26,450	$83	$(291)	$26,242
Obligations of states and political subdivisions	23,894	330	(116)	24,108
U.S. Government agencies collateralized by mortgage oblighations	40,816	269	(160)	40,925
Other securities	3,731	—	(42)	3,689
	$94,891	$682	$(609)	$94,964

		Gross	Gross	Estimated
December 31, 2006	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	(Loss)	Value
U.S. Government agencies	$28,643	$34	$(358)	$28,319
Obligations of states and political subdivisions	26,210	373	(168)	26,415
U.S. Government agencies collateralized by mortgage oblighations	45,561	204	(237)	45,528
Other securities	3,703	—	(43)	3,660
	$104,117	$611	$(806)	$103,922

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily-impaired.

Loans

Total gross loans increased 1.4% or $4,613,000, to $327,275,000 as of March 31, 2007 compared to $322,662,000 as of December 31, 2006.  The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type	March 31, 2007	% of Total loans	December 31, 2006	% of Total loans
(Dollars in thousands)

Commercial & industrial	$78,474	23.9%	$78,441	24.2%
Real estate	138,555	42.2%	128,790	39.8%
Real estate – construction, land development and other land loans	50,883	15.5%	48,424	15.0%
Secured by Farmland	22,355	6.8%	20,796	6.5%
Equity lines of credit	20,524	6.3%	21,858	6.8%
Agricultural Production	9,547	2.9%	17,102	5.3%
Consumer and installment	7,437	2.3%	7,549	2.3%
Other	244	0.1%	454	0.1%
	328,019	100.0%	323,414	100.0%
Deferred loan fees, net	(744)		(752)
Allowance for credit losses	(3,681)		(3,809)
Total loans	$323,594		$318,853

As of March 31, 2007, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 70.8% of total loans.  This level of concentration is consistent with 68.0% at December 31, 2006.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company is not involved in any sub-prime mortgage lending activities and the loan portfolio does not include any sub prime mortgage loans at March 31, 2007 or December 31, 2006.

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

At March 31, 2007 and December 31, 2006, we had no non-accrual loans, OREO, repossessed assets or restructured loans.  Management is not aware of any potential problem loans, which were current and accruing at March 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Month Period Ended	For the Twelve Month Period Ended
(In thousands)	March 31, 2007	December 31, 2006

Balance, beginning of the year	$3,809	$3,339
Provision charged to operations	120	800
Losses charged to allowance	(274)	(721)
Recoveries	26	391

Balance, end of period	$3,681	$3,809

Ratio of non-performing loans to allowance for credit losses	0.0%	0.0%
Allowance for credit losses to total loans	1.12%	1.18%

As of March 31, 2007 the balance in the allowance for credit losses was $3,681,000 compared to $3,809,000 as of December 31, 2006.  The decrease was due to charge offs in 2007 being greater than the amount of the provision for loan losses.  Charge offs totaled $274,000 and consisted mainly of one commercial relationship totaling $234,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $146,718,000 as of March 31, 2007 compared to $134,549,000 as of December 31, 2006.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of March 31, 2007 the allowance was 1.12% of total gross loans compared to 1.18% as of December 31, 2006.  During the three months ended March 31, 2007, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  There were no non-performing loans as of March 31, 2007 or December 31, 2006.  Management believes the allowance at March 31, 2007 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits decreased $26,877,000 or 6.1% to $413,750,000 as of March 31, 2007 compared to $440,627,000 as of December 31, 2006.  Interest bearing deposits decreased $12,231,000 or 4.2% to $278,214,000 as of March 31, 2007 compared to $290,445,000 as of December 31, 2006.  Non-interest bearing deposits decreased $14,646,000 or 9.8% to $135,536,000 as of March 31, 2007 compared to $150,182,000 as of December 31, 2006.  As discussed above, we had several agricultural processors who held crop funds, mainly for raisins and nuts, in the fourth quarter of 2006 which were then paid out to farmers in the first quarter of 2007.

By expanding our branching network we anticipate broadening our deposit gathering base.  We opened additional branches during 2006 in downtown Fresno, in the Sunnyside area of Fresno, and on Financial Drive in Fresno, California.  We also relocated our Kerman branch to a larger facility the first quarter of 2007 and plan to relocate our Clovis in-store branch to a larger stand alone facility in early 2008.

The composition of the deposits and average interest rates paid at March 31, 2007 and December 31, 2006 is summarized in the table below.

		Percent of			Percent of
		Total	Effective	December 31,	Total	Effective
(Dollars in thousands)	March 31, 2007	Deposits	Rate	2006	Deposits	Rate

NOW Accounts	$51,996	12.6%	0.64%	$56,177	12.8%	0.10%
MMA Accounts	95,310	23.0%	2.59%	109,069	24.7%	2.34%
Time Deposits	109,219	26.4%	4.18%	104,170	23.6%	3.65%
Savings Deposits	21,689	5.2%	0.48%	21,029	4.8%	0.45%

Total Interest-bearing	278,214	67.2%	2.63%	290,445	65.9%	2.20%

Non-interest bearing	135,536	32.8%		150,182	34.1%

Total deposits	$413,750	100.0%		$440,627	100.0%

Short-term borrowings totaled $938,000 as of March 31, 2007 compared to $3,250,000 as of December 31, 2006.  Short-term borrowings at March 31, 2007, represent principal payments coming due in the next twelve months on the loan with a major bank (described below).  During the first quarter of 2007, the Company repaid $312,000 on the bank note and $2,000,000 in FHLB advances.  We maintain a line of credit with the FHLB collateralized by commercial loans and government securities.  Refer to Liquidity below for further discussion of FHLB advances.

The Company has a non-revolving loan agreement with a major bank under which it initially borrowed $2,500,000 and which had $938,000 in outstanding principal balance at March 31, 2007.  The loan bears interest indexed to prime or LIBOR, at the Company’s election and reprices each quarter.

Capital

Our stockholders’ equity increased to $50,951,000 as of March 31, 2007 compared to $49,778,000 as of December 31, 2006.  The increase in stockholders’ equity is a result of net income of $1,452,000 for the three months ended March 31, 2007 combined with the proceeds from the exercise of stock options, the recording of the stock based compensation expense, the change in the unrealized losses on the available for sale investment securities, and the repurchase of our common stock.  During the quarter ended March 31, 2007, the Company repurchased 39,400 shares of its common stock for $599,000 in open market trading and reached the $1,000,000 limit authorized under the stock repurchase program previously approved by the Company’s Board of Directors.

On April 18, 2007, the Board of Directors approved an additional stock repurchase of up to approximately $2,000,000 of the Company’s outstanding shares of common stock for a period beginning on April 18, 2007 and ending October 18, 2007.

During the period the Company’s borrowing with a major bank, described above, remains outstanding, which is expected to be through December 2007, the Bank does not anticipate paying dividends to the Company except for dividends that are necessary to meet the ordinary and usual operating expenses of the Company provided that the Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$40,930	8.83%	$39,864	8.41%
Minimum regulatory requirement	18,551	4.00%	18,967	4.00%
Central Valley Community Bank	40,623	8.76%	39,045	8.24%
Minimum requirement for “Well-Capitalized” institution	23,179	5.00%	23,703	5.00%
Minimum regulatory requirement	18,544	4.00%	18,963	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	40,930	11.27%	39,864	10.97%
Minimum regulatory requirement	14,521	4.00%	14,536	4.00%
Central Valley Community Bank	40,623	11.20%	39,045	10.72%
Minimum requirement for “Well-Capitalized” institution	21,772	6.00%	21,852	6.00%
Minimum regulatory requirement	14,514	4.00%	14,568	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	44,611	12.29%	43,673	12.02%
Minimum regulatory requirement	29,042	8.00%	29,073	8.00%
Central Valley Community Bank	44,304	12.21%	42,854	11.77%
Minimum requirement for “Well-Capitalized” institution	36,286	10.00%	36,419	10.00%
Minimum regulatory requirement	29,029	8.00%	29,135	8.00%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At March 31, 2007 our available borrowing capacity includes approximately $18,000,000 in federal funds lines with our correspondent banks and $14,147,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At March 31, 2007, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2007 and December 31, 2006:

Credit Lines (In thousands)	March 31, 2007	Balance at March 31, 2007	December 31, 2006	Balance at December 31,2006
Unsecured Credit Lines (interest rate varies with market)	$18,000	$-0-	$18,000	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $14,446 Fair Value of Collateral $14,440	$-0-	Collateral pledged $16,848 Fair Value of Collateral $16,758	$2,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $2,268 Fair Value of Collateral $2,205	$-0-	Collateral pledged $2,271 Fair Value of Collateral $2,200	$-0-

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note 5 – Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 10 – Commitments and Contingencies in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 10 – Commitments and Contingencies in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2007, approximately 81.0% of our loan portfolio was tied to adjustable rate indices. The majority of these adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of March 31, 2007, 91.4% of our time deposits mature within one year or less.  As of March 31, 2007, $938,000 of our short-term debt reprices on a quarterly basis.

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

Approximately 81.0% of our loan portfolio is tied to adjustable rate indices and 50.7% of our loan portfolio reprices within 90 days.  As of March 31, 2007, we had 93 loans totaling $47,167,000 with floors ranging from 1% to 8% and ceilings ranging from 10% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2008 under the interest rate shock scenarios stated.  The table was prepared as of March 31, 2007, at which time prime interest rate was 8.25%.  The amounts identified in the table are not materially different from what we showed at December 31, 2006.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income	$ Change from Rates at March 31, 2007	Percent Change from Rates at March 31, 2007
	($000)	($000)
UP 300 bp	$27,048	$2,797	11.54%
UP 200 bp	25,739	1,488	6.14%
UP 100 bp	24,535	284	1.17%
UNCHANGED	24,251	0	—
DOWN 100 bp	24,219	(32)	(0.13)%
DOWN 200 bp	23,349	(902)	(3.72)%
DOWN 300 bp	22,160	(2,092)	(8.62)%

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports provided by a number of executives.  The Company was not timely in filing a Report on Form 8-K with respect to executive compensation during this period, and the Company has adopted internal procedures to prevent recurrences.   Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as so amended, were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS                                                                                                     None to report.

ITEM 1A RISK FACTORS                In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity for the Company’s quarter ending March 31, 2007 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan
				$605,000
01/01/2007 - 01/31/2007	36,200	$15.20	36,200	$54,820
02/01/2007 – 02/28/2007	3,200	$15.15	3,200	$6,340
03/01/2007 – 03/31/2007	—	—	—	$6,340

Total	39,400	$15.19	39,400

(1)                                  The Company approved a stock repurchase program effective October 23, 2006 and ending June 30, 2007 with the intent to purchase shares for an aggregate amount of $1,000,000.   As of March 31, 2007, the Company repurchased 65,600 shares at a cost of $993,680.

 (2)                               All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                                                      None to report.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  None to report.

ITEM 5 OTHER INFORMATION                                                                                                    None to report.

ITEM 6 EXHIBITS

(a)          Exhibits

Exhibit No.	Description____________________________________________
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: May 11, 2007	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 11, 2007	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description____________________________________________
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002