Form 10-Q
period 2007-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2007-08-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Pollasky Avenue, Clovis, California	93612
(Address of principal executive offices)	(Zip code)

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

Yes   ☐   No   ☒

As of August 8, 2007 there were 5,956,891 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2007 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	June 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$23,853	$23,898
Federal funds sold	9,530	24,218
Total cash and cash equivalents	33,383	48,116
Interest bearing deposits in other banks	158	323
Available-for-sale investment securities (Amortized cost of $90,446 at June 30, 2007 and $104,117 at December 31, 2006	89,591	103,922
Loans, less allowance for credit losses of $3,743 at June 30, 2007 and $3,809 at December 31, 2006	335,622	318,853
Bank premises and equipment, net	5,984	4,655
Bank owned life insurance	6,258	6,146
Federal Home Loan Bank stock	1,971	1,891
Goodwill and intangible assets	9,898	10,005
Accrued interest receivable and other assets	6,651	6,148
Total assets	$489,516	$500,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$138,185	$150,182
Interest bearing	283,722	290,445
Total deposits	421,907	440,627
Short-term borrowings	10,625	3,250
Accrued interest payable and other liabilities	6,063	6,404
Total liabilities	438,595	450,281
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, no par value; 80,000,000 shares authorized; outstanding 5,958,786 at June 30, 2007 and 6,037,656 at December 31,2006	12,475	14,007
Retained earnings	38,959	35,888
Accumulated other comprehensive loss, net of tax	(513)	(117)
Total shareholders’ equity	50,921	49,778
Total liabilities and shareholders’ equity	$489,516	$500,059

 See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Six Months
(In thousands except earnings per share amounts)	Ended June 30		Ended June 30
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$7,005	$6,320	$13,578	$12,315
Interest on Federal funds sold	155	165	299	435
Interest and dividends on investment securities:
Taxable	873	838	1,770	1,558
Exempt from Federal income taxes	209	260	450	566
Total interest income	8,242	7,583	16,097	14,874
INTEREST EXPENSE:
Interest on deposits	2,063	1,406	3,886	2,668
Other	49	132	113	196
Total interest expense	2,112	1,538	3,999	2,864
Net interest income before provision for credit losses	6,130	6,045	12,098	12,010
PROVISION FOR CREDIT LOSSES	120	100	240	500
Net interest income after provision for credit losses	6,010	5,945	11,858	11,510
NON-INTEREST INCOME:
Service charges	665	650	1,357	1,205
Loan placement fees	63	145	128	196
Net realized (losses)gains on sales of investment securities	-	(16)	44	109
Appreciation in cash surrender value of bank owned life insurance	56	64	111	121
Federal Home Loan Bank stock dividends	23	21	51	40
Other income	309	282	584	532
Total non-interest income	1,116	1,146	2,275	2,203
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,664	2,624	5,372	5,201
Occupancy and equipment	657	582	1,307	1,137
Other expense	1,435	1,240	2,782	2,505
Total non-interest expenses	4,756	4,446	9,461	8,843
Income before provision for income taxes	2,370	2,645	4,672	4,870
PROVISION FOR INCOME TAXES	751	976	1,601	1,771
Net income	$1,619	$1,669	$3,071	$3,099

Basic earnings per share	$0.27	$0.28	$0.51	$0.52
Diluted earnings per share	$0.25	$0.26	$0.48	$0.48

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006
AND THE SIX MONTH PERIOD ENDED JUNE 30, 2007
(Unaudited)

	Common Stock			Accumulated Other Comprehensive	Total	Total
(In thousands except share and per share amounts)	Shares	Amount	Retained Earnings	(Loss)/ Income (Net of Taxes)	Shareholders' Equity	Comprehensive Income

Balance, January 1, 2006	5,891,820	$13,053	$28,977	$(507)	$41,523
Comprehensive income:
Net income			6,911		6,911	$6,911
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale investment securities				390	390	390
Total comprehensive income						$7,301
Stock options exercised and related tax benefit	172,036	1,186			1,186
Repurchase and retirement of common stock	(26,200)	(395)			(395)
Stock-based compensation expense		163			163

Balance, December 31, 2006	6,037,656	14,007	35,888	(117)	49,778
Comprehensive income:
Net income			3,071		3,071	$3,071
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale investment securities				(396)	(396)	(396)
Total comprehensive income						$2,675
Stock options exercised and related tax benefit	59,030	438			438
Repurchase and retirement of common stock	(137,900)	(2,066)			(2,066)
Stock-based compensation expense		96			96

Balance, June 30, 2007	5,958,786	$12,475	$38,959	$(513)	$50,921

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,071	$3,099
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(69)	162
Depreciation, accretion and amortization, net	551	928
Stock-based compensation	96	84
Tax benefit from exercise of stock options	(165)	(277)
Provision for credit losses	240	500
Net realized gains on sales and calls of available-for-sale investment securities	(44)	(109)
Net gain on sale and disposal of equipment	(4)	-
Increase in bank owned life insurance, net of expenses	(112)	(118)
FHLB stock dividends	(51)	(40)
Net (increase) decrease in accrued interest receivable and other assets	(226)	25
Net (decrease) increase in accrued interest payable and other liabilities	(176)	602
Provision for deferred income taxes	(15)	(10)
Net cash provided by operating activities	3,096	4,846
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired in acquisition	-	21
Purchases of available-for-sale investment securities	(2,572)	(17,588)
Proceeds from sales or calls of available-for-sale investment securities	5,699	12,023
Proceeds from principal repayments of available-for-sale investment securities	8,458	8,422
Proceeds from maturity of available-for-sale investment securities	2,150	-
Net decrease in interest bearing deposits in other banks	165	95
Net FHLB stock purchases	(29)	(142)
Net increase in loans	(16,939)	(3,797)
Purchases of premises and equipment	(1,792)	(553)
Proceeds from sale of equipment	4	-
Net cash used in investing activities	(4,856)	(1,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(28,167)	(41,874)
Net increase in time deposits	9,447	11,612
Proceeds from borrowings from Federal Home Loan Bank	57,500	9,788
Repayments to Federal Home Loan Bank	(49,500)	(2,000)
Repayments of borrowings from other financial institutions	(625)	(625)
Share repurchase and retirement	(2,066)	-
Proceeds from exercise of stock options	273	379
Tax benefit from exercise of stock options	165	277
Net cash used in financing activities	(12,973)	(22,443)
Decrease in cash and cash equivalents	(14,733)	(19,116)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,116	51,995
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,383	$32,879
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$3,962	$2,684
Income taxes	$1,890	$1,340
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$(660)	$(1,440)

Non-Cash Financing Activities:
Tax Benefit from stock options exercised	$165	$277
Supplemental schedules related to acquisition:
Acquisition of Bank of Madera County:
Intangibles	$-	$21
Cash acquired, net of cash paid to Bank of Madera County shareholders	$-	$21

CENTRAL VALLEY COMMUNITY BANCORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at June 30, 2007 and December 31, 2006, and the results of its operations for the three and six month interim periods ended June 30, 2007 and June 30, 2006 and its cash flows for the six month interim period ended June 30, 2007 and June 20, 2006 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2007 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2.  Stock-Based Compensation

The Company has three stock-based compensation plans which are described as follows:

During 1992, the Bank established a Stock Option Plan for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The Company assumed all obligations under this plan as of November 15, 2000, and options to purchase shares of the Company's common stock were substituted for options to purchase shares of common stock of the Bank.  Outstanding options under this plan are exercisable until their expiration, however, no new options will be granted under this plan.

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 912,864 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 1,386 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

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

Stock Option Compensation

There were 78,900 options granted in 2007 and 15,000 were granted in 2006.  For the six month periods ended June 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $96,000 and $84,000, respectively. For the quarter ended June 30, 2007 and 2006, compensation cost recognized was $59,000 and $15,000, respectively.  The recognized tax benefit for stock option compensation expense was $165,000 and $277,000, for the six month periods ended June 30, 2007 and 2006, respectively.  For the three month periods ended June 30, 2007 and 2006, recognized tax benefits were $131,000 and $242000, respectively.  As of June 30, 2007, there was $726,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992 Plan and 2000 Plan.  The cost is expected to be recognized over a weighted average period of 4 years.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Company’s options in 2007 and 2006.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The weighted average grant date fair value per share for the 78,900 options granted for the six months ended June 30, 2007 was $5.75.

Stock Option Activity

A summary of the combined activity of the plans follows:

	Six Months ended June 30, 2007
			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)

Options outstanding, beginning of period	899,834	$6.45		$7,563
Options granted	78,900	14.69
Options exercised	(59,030)	$4.62
Options canceled	(6,840)	$13.07
Options outstanding, end of period	912,864	$7.24	5.05	$7,094
Options vested or expected to vest at June 30, 2007	876,787	$7.04	7.17	$6,977
Options exercisable, end of period	697,784	$5.22	3.95	$6,822

The total intrinsic value of options exercised in the six months ended June 30, 2007 and 2006, was $403,000 and $928,000, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands (except share and per share amounts)	2007	2006	2007	2006
Net income	$1,619	$1,669	$3,071	$3,099
Weighted average shares outstanding	5,990,140	5,957,940	6,007,534	5,935,453

Net income per share	$0.27	$0.28	$0.51	$0.52

Diluted Earnings Per Share	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands (except share and per share amounts)	2007	2006	2007	2006
Net income	$1,619	$1,669	$3,071	$3,099
Weighted average shares outstanding	5,990,140	5,957,940	6,007,534	5,935,453
Effect of dilutive stock options	401,452	511,997	412,332	521,005
Weighted average shares of common stock and common stock equivalents	6,391,592	6,469,937	6,419,866	6,456,458

Net income per diluted share	$0.25	$0.26	$0.48	$0.48

Note 4. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended June 30, 2007 and 2006 was $1,062,000 and $978,000 and was $2,675,000 and $2,235,000 for the six month periods ended June 30, 2007 and 2006, respectively.

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

Commitments to extend credit amounting to $141,476,000 and $133,937,000 were outstanding at June 30, 2007 and December 31, 2006, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $72,344,000 and $71,040,000 were outstanding at June 30, 2007 and December 31, 2006, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $17,938,000 and $24,850,000 as of June 30, 2007 and December 31, 2006, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $1,137,000 and $612,000 were outstanding at June 30, 2007 and December 31, 2006, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2007 and December 31, 2006.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 6.  Income Taxes

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted FIN 48 as of January 1, 2007. The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company’s provision for income taxes for the six months ended June 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months or the quarter ended June 30, 2007.

Note 7.  Recent Accounting Developments

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permissible, subject to certain criteria.  Management did not elect to early adopt SFAS 159 and does not expect SFAS 159 to have a material impact.

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

As of June 30, 2007, the Company had repurchased 164,100 shares in open market transactions through brokers, at an average price of $14.98 for a total cost of $2,461,000.

Note 9.  Subsequent Event

On July 19, 2007, the Company’s Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 8, 2007, payable on August 24, 2007.

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

When the Company uses in this Quarterly Report on Form 10-Q the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

Second Quarter 2007

In the second quarter of 2007, our consolidated net income was $1,619,000 compared to net income of $1,669,000 for the same period in 2006.  Diluted EPS was $0.25 for the second quarter 2007 compared to $0.26 for the second quarter 2006.  The slight decrease in net income was the result of an increase in average total loans of 10.2% offset by the increase in average total interest bearing deposits of 4.5% along with increasing rates on interest bearing deposits outpacing the increases on earning assets resulting in a decrease in net interest margin of 15 basis points for the second quarter of 2007 compared to the same period in 2006.

Annualized return on average equity for the second quarter of 2006 was 12.67% compared to 15.18% for the same period in 2006.  Total average equity was $51,079,000 for the second quarter 2007 compared to $43,968,000 for the second quarter 2006.  Equity increased primarily as a result of the net income included in retained earnings and proceeds from exercise of stock options offset by the repurchase of shares of the Company’s common stock.

First Six Months of 2007

For the six months ended June 30, 2007, the Company’s consolidated net income was $3,071,000 compared to $3,099,000 for same period in 2006.  Diluted EPS was $0.48 for both periods.

Annualized return on average equity for the six months ended June 30, 2007 was 12.11% compared to 13.64% for the same period in 2006.  Annualized return on average assets for the six months ended June 30, 2007 was 1.29% compared to 1.33% for the same period in 2006.  Total average equity was $50,695,000 for the six months ended June 30, 2007 compared to $43,327,000 for the same period in 2006.  Equity increased primarily as a result of the net income and proceeds from exercise of stock options offset by the repurchase of shares of the Company’s common stock.

In comparing the first half of 2007 to the first half of 2006, total loans continued to increase.  Average total loans increased $26,249,000 or 8.8% in the first six months of 2007 compared to the six months ended June 30, 2006 while average interest bearing liabilities were fairly consistent over the same period. While yields increased on earning assets, the rates paid on interest bearing liabilities increased at a faster rate. As a result net interest margin declined slightly by 11 basis points from June 30, 2006 to June 30, 2007.  Asset quality continues to be strong.  The Bank had three non-accrual loans totaling $86,000 at June 30, 2007, compared to one loan at June 30, 2006 of $29,000, and had no other real estate owned at June 30, 2007 or 2006.

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno and Madera Counties of central California.  Additionally, we have a private banking office in Sacramento County and a loan production office in Stanislaus County.  As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

At June 30, 2007, we had total loans of $339,365,000, total assets of $489,516,000, total deposits of $421,907,000, and shareholders’ equity of $50,921,000.

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

The Bank operates 12 branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento; and a loan production office which serves the Modesto community.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2006 FDIC data, the Bank’s seven branches in Fresno County (Clovis, Fresno, Kerman, and Prather) had a 3.9% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

The Bank anticipates additional branch openings in the future to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base.  During 2006 we opened three new branch offices and in 2007 opened a new loan production office.  Management expects that new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders;

•	Return on average assets;
•	Return on average assets;
•	Asset quality;
•	Asset growth; and
•	Operating efficiency.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 12.11% for the six months ended June 30, 2007 compared to 15.17% for the year ended December 31, 2006 and 13.64% for the six months ended June 30, 2006.  Our net income for the six months ended June 30, 2007 decreased $28,000 or 0.9% to $3,071,000 compared to $3,099,000 for the six months ended June 30, 2006.  Net income remained relatively flat due to increases in net interest income, non-interest income, and a decrease in the provision for credit losses, offset by an increase in non-interest expenses.  Diluted EPS was $0.48 for both of the six months ended June 30, 2007 and 2006.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2007 was 1.29% compared to 1.47% for the year ended December 31, 2006 and 1.33% for the six months ended June 30, 2006.  The decrease in ROA compared to December 2006 is due to the decrease in net income relative to our increase in average assets.  Average assets for the six months ended June 30, 2007 were $477,140,000 compared to $470,221,000 for the year ended December 31, 2006.  ROA for our peer group was 1.24% at March 31, 2007.  Peer group from SNL Financial data includes holding companies in central California with assets from $300 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent inverted interest rate yield curve on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 5.68% for the first half of 2007, compared to 5.79% for the same period in 2006.  The decrease in net interest margin is principally due to an increase in the Company’s cost of funds which was not fully offset by the increase in yields on earning assets.  In comparing the two periods, the effective yield on total earning assets increased 38 basis points while the cost of total interest bearing liabilities increased 81 basis points and the cost of total deposits increased 56 basis points.  The Company’s total cost of deposits for the six months ended June 30, 2007 was 1.86% compared to 1.30% for the same period in 2006.  The Company has less exposure than many of its competitors to such interest expense increases, as 32.5% of its average deposits are non-interest bearing.  Net interest income for the first half of 2007 was $12,098,000 compared to $12,010,000 for the same period in 2006.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities.  Non-interest income for the first six months of 2007 increased $72,000 or 3.3% to $2,275,000 compared to $2,203,000 for the six months ended June 30, 2006 mainly due to increases in service charge income and other income, partially offset by decreases in loan placement fees and gains from sales of investment securities.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had three non-performing loans totaling $86,000 as of June 30, 2007, none at December 31, 2006, and one non-performing loan of $29,000 as of June 30, 2006.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  The Company did not have any other real estate owned at June 30, 2007, December 31, 2006, or June 30, 2006.

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

The influence of our agricultural portfolio, particularly for raisins and nuts, is reflected in the differences in loan and deposit volumes from December 31, 2006 to June 30, 2007.  Generally, agricultural processors sell the crops harvested in the fourth quarter of each year and hold the funds to be disbursed to the farmers until the first quarter of the following year creating a temporary increase in deposits.  In the first quarter of each year, the farmers then pay down their agricultural loans with their crop proceeds.  This trend is reflected in the first half of 2007 total assets, loan and deposit numbers.  Total assets decreased 2.1% during the first six months of 2007 from $500,059,000 as of December 31, 2006 to $489,516,000 as of June 30, 2007.  Total gross loans increased 5.2% to $339,365,000 as of June 30, 2007 compared to $322,662,000 as of December 31, 2006.  Total deposits decreased 4.2% to $421,907,000 as of June 30, 2007 compared to $440,627,000 as of December 31, 2006.  We continue to under perform in our loan to deposit ratio compared to our peers.  Our loan to deposit ratio at June 30, 2007 increased to 80.4% compared to 73.2% at December 31, 2006.  The loan to deposit ratio of our peers was 89.2% at March 31, 2007.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 65.3% for the first six months of 2007 compared to 61.9% for the six months ended June 30, 2006.  The deterioration in the efficiency ratio is due to the increase in operating expenses exceeding the increase in revenues, primarily due to the opening of three new branches during 2006.  The Company’s net interest income before provision for credit losses plus non-interest income increased 1.1% to $14,373,000 for the six months ended June 30, 2007 compared to $14,213,000 for the same period in 2006, while operating expenses increased 7.0% to $9,461,000 from $8,843,000 for the same period in 2006.

RESULTS OF OPERATIONS

Net Income for the First Six Months of 2007 Compared to the Six months ended June 30, 2006:

Net income decreased to $3,071,000 for the six months ended June 30, 2007 compared to $3,099,000 for the six months ended June 30, 2006.  Basic earnings per share were $0.51 and $0.52 for the six months ended June 30, 2007 and 2006, respectively.  Diluted earnings per share were $0.48 for the six months ended June 30, 2007 and 2006.  Annualized ROE was 12.11% for the six months ended June 30, 2007 compared to 13.64% for the six months ended June 30, 2006. Annualized ROA for the six months ended June 30, 2007 was 1.29% compared to 1.33% for the six months ended June 30, 2006.

Net income and profitability for the six months ended June 30, 2007 compared to the same period in the prior year remained relatively unchanged due mainly to the increases in net interest income and non-interest income, offset by increases in non-interest expenses.  Net interest income after provision for credit losses increased due to a decrease in the provision for credit losses, an increase in average interest earning assets provided by our organic growth, and our ability to attract non-interest bearing deposits offset by an increase in the level of and rates paid on interest bearing liabilities.  Non-interest expenses increased primarily due to salaries and benefits and occupancy and equipment expenses.  Further discussion of salary and occupancy expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES)
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2007			FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance		Rate	Balance		Rate
ASSETS
Interest-earning deposits in other banks	$239	$4	3.35%	$880	$16	3.64%
Securities
Taxable securities	72,730	1,766	4.86%	76,937	1,542	4.01%
Non-taxable securities (1)	24,479	682	5.57%	28,831	858	5.95%
Total investment securities	97,209	2,448	5.04%	105,768	2,400	4.54%
Federal funds sold	11,475	299	5.21%	19,112	435	4.55%
Total	108,923	2,751	5.05%	125,760	2,851	4.53%
Loans (2) (3)	325,466	13,578	8.34%	298,887	12,315	8.24%
Federal Home Loan Bank stock	1,931	51	5.28%	1,726	40	4.63%
Total interest-earning assets	436,320	16,380	7.51%	426,373	15,206	7.13%
Allowance for credit losses	(3,756)			(3,363)
Non-accrual loans	75			405
Cash and due from banks	17,038			17,269
Bank premises and equipment	5,555			3,044
Other non-earning assets	21,908			20,938
Total average assets	$477,140			$464,666
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$74,664	261	0.70%	$82,288	77	0.19%
Money market accounts	99,416	1,307	2.63%	102,654	1,021	1.99%
Time certificates of deposit, under $100,000	50,787	953	3.75%	47,973	664	2.77%
Time certificates of deposit, $100,000 and over	57,222	1,365	4.77%	46,555	906	3.89%
Total interest-bearing deposits	282,089	3,886	2.76%	279,470	2,668	1.91%
Other borrowed funds	3,867	113	5.84%	7,728	196	5.07%
Total interest-bearing liabilities	285,956	3,999	2.80%	287,198	2,864	1.99%
Non-interest bearing demand deposits	135,589			130,872
Other liabilities	4,900			3,269
Shareholders' equity	50,695			43,327
Total average liabilities and shareholders' equity	$477,140			$464,666

Interest income and rate
earned on average earning assets		16,380	7.51%		15,206	7.13%
Interest expense and interest cost related to
average interest-bearing liabilities		3,999	2.80%		2,864	1.99%

Net interest income and net interest margin (4)		$12,381	5.68%		$12,342	5.79%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $232 and $292 in 2007 and 2006, respectively.
(2)	Loan interest income includes loan fees of $394 in 2007 and $447 in 2006.
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 10.3% in the first six months of 2007 compared to the same period in 2006.  The Company’s continued focus on building relationships has resulted in an increase in loan volume which was the main reason for the $1,263,000 increase.  Average total loans for the first six months of 2007 increased 8.8% to $325,541,000 compared to $299,292,000 for the same period in 2006.  Competition for loans is strong in the Central Valley of California.  We have seen an increase in the number of regional and community banks opening branches and loan centers.  This competition is often reflected in aggressive loan pricing.  We are committed to providing our customers with the best price; however we are also committed to increasing our value to shareholders.  We believe we were able to meet the challenge and reported an increase in the yield on loans of 10 basis points for the first six months of 2007 to 8.34% compared to 8.24% for the same period in 2006.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $40,000 in the first six months of 2007 compared to the same period in 2006, mainly due to the 13.4% decrease in average balances of total investment partially offset by the increased yields.  Income from investments represents 20.8% of net interest income for the six months ended June 30, 2007.

In the first half of 2007, we sold certain municipal securities in order to provide liquidity for our loan growth.  The result of the approximate $5,655,000 liquidation was a net realized gain on sale of investments of $44,000.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2007, we held $36,160,000 or 40.4 % of the total market value of the investment portfolio in MBS and CMOs with an average yield of 5.6%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At June 30, 2007, the average life of the investment portfolio was 3.9 years and the market value reflected a pre-tax unrealized loss of $855,000.  The Company reviewed its holdings in MBS and CMOs recently and none are invested in sub prime mortgage instruments.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2007, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $5,333,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $5,378,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates during the past 2 years which were in 25 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first six months of 2007 increased $1,223,000, to $16,097,000 compared to $14,874,000 for the six months ended June 30, 2006.  The increase was due to the 2.3% increase in the average balance of interest earning assets, combined with the 38 basis point increase in the yield on those assets.  Average interest earning assets increased to $436,320,000 for the six months ended June 30, 2007 compared to $426,373,000 for the six months ended June 30, 2006.  The yield on interest earning assets increased to 7.51% for the six months ended June 30, 2007 compared to 7.13% for the six months ended June 30, 2006.  The $9,947,000 increase in average earning assets can be attributed to our own organic growth in loans funded by Fed funds and by a decrease in the level of sales and maturities from the investment portfolio.

Interest expense on deposits for the six months ended June 30, 2007 increased $1,218,000 or 45.7% to $3,886,000 compared to $2,668,000 for the six months ended June 30, 2006.  This increase was due to an 85 basis point increase in deposit rates due to the repricing of deposits in the higher current interest rate environment, coupled with a $2,619,000 increase in the volume of average interest bearing deposits.  Average interest-bearing deposits were $282,089,000 for the six months ended June 30, 2007 compared to $279,470,000 for the same period ended June 30, 2006.  The 0.9% increase was the result of organic growth in our market areas.

Average other borrowed funds decreased to $3,867,000 with an effective rate of 5.84% for the six months ended June 30, 2007 compared to $7,728,000 with an effective rate of 5.07% for the six months ended June 30, 2006.  Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan matures in 2007, is indexed to prime rate or to the three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate short-term borrowings.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed to keeping the Company’s cost of funds low.  The cost of total deposits was 1.86% for the first half of 2007 compared to 1.30% for the same period in 2006.  Average demand deposits increased 3.6% to $135,589,000 for the six months ended June 30, 2007 from $130,872,000 for the six months ended June 30, 2006.  The cost of all of our interest bearing liabilities increased 81 basis points to 2.80% for the six months ended June 30, 2007 compared to 1.99% for the six months ended June 30, 2006.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) decreased 0.8% to $288,574,000 for the six months ended June 30, 2007 compared to $290,986,000 for the six months ended June 30, 2006.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2007 increased by $88,000 or 0.7% to $12,098,000 compared to $12,010,000 for the six months ended June 30, 2006.  This increase was primarily due to the11 basis point decline in the net interest margin offset by an increase in average interest earning assets.  Average interest earning assets were $436,320,000 for the six months ended June 30, 2007 with a net interest margin of 5.68% compared to $426,373,000 with a net interest margin of 5.79% for the six months ended June 30, 2006.  For a discussion of the repricing of our assets and liabilities, see “Item 3 – Quantitative and Qualitative Disclosure about Market Risk.”

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

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Administrator (CCA), who reviews the grades for accuracy and makes recommendations to Credit Review who gives final approval.  The risk grading and reserve allocations are analyzed annually by a third party credit reviewer and by various regulatory agencies.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in Thousands)	June 30, 2007 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2006 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,292	0.0%	$1,656	24.2%
Real Estate Secured	1,371	0.0%	1,210	46.3%
Real Estate - construction, land development and other land loans	285	0.0%	294	15.0%
Equity Lines of Credit	182	0.0%	171	6.8%
Agricultural Production	301	0.0%	227	5.3%
Consumer & Installment	220	0.0%	193	2.3%
Other	20	0.0%	1	0.1%
Non-specific reserve	72		57
	$3,743		$3,809

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first six months of 2007 were $240,000 compared to $500,000 for the same period in 2006.  The decrease in 2007 is due to our assessment of the required level and overall adequacy of the allowance for credit losses.  During the six months ended June 30, 2007, the Company had net charge offs totaling $306,000 compared $414,000 for the same period in 2006.

The Company had three non-performing loans totaling $86,000 as of June 30, 2007, none as of December 31, 2006, and $29,000 as of June 30, 2006.  Non-performing loans as a percentage of loans were 0.03% at June 30, 2007 compared to 0.01% at June 30, 2006.  The Company did not have any other real estate owned at June 30, 2007, December 31, 2006 or June 30, 2006.

The net charge off ratio, which reflects net charge-offs to average loans for the six months ended June 30, 2007 was 0.09% compared to 0.14% for the same period in 2006.  The historical ratios for the past three years were a net charge off ratio of 0.109% for 2006, 0.223% for 2005, and a net recovery ratio of 0.139% for 2004.

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

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gain on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank stock dividends, and other income.  Non-interest income was $2,275,000 for the six months ended June 30, 2007 compared to $2,203,000 for the same period ended June 30, 2006.  The $72,000 increase in non-interest was primarily due to increases in customer service charges and other income partially offset by decreases in loan placement fees and the gain on sales of investment securities.

Customer service charges increased $152,000 to $1,357,000 for the first six months of 2007 compared to $1,205,000 for the same period in 2006, mainly due to an increase in transaction account service charge income.  These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased and the increase in fees generated by the overdraft protection program.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers.  Loan placement fees decreased $68,000 in the first six months of 2007 to $128,000 compared to $196,000 for the six months ended June 30, 2006.  Normal home sales due to “moving up” or relocating have decreased in Fresno and Madera counties on a period over period basis, as has refinancing activity, which is the major component of our loan placement fees.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Net realized gains on sales of investment securities were $44,000 for the first six months of 2007 compared to $109,000 for the same period in 2006.  In the first half of 2007, we sold certain municipal securities in order to provide liquidity for our loan growth.  The result of the approximate $5,655,000 liquidation was a net realized gain on sale of investments of $44,000.

Appreciation in cash surrender value of bank owned life insurance (BOLI) remained relatively unchanged comparing the first half of 2007 with the same period in 2006.  The average balance in this portfolio decreased comparing the two periods while the yield increased.  The Bank’s salary continuation, deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $1,971,000 in FHLB stock.  Dividends in the first six months of 2007 increased $11,000 compared to the same period in 2006.

Other income increased $52,000 for the first six months of 2007 compared to the same period in 2006.  The increase can be attributed primarily to an increase in merchant fees from bankcards.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $618,000 to $9,461,000 for the six months ended June 30, 2007 compared to $8,843,000 for the six months ended June 30, 2006.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 65.3% for the first six months of 2007 compared to 61.9% for the six months ended June 30, 2006.  The primary drivers for this change were increases in salaries and benefits expenses and occupancy expenses partially offset by the increased non-interest income.

Salaries and employee benefits increased $171,000 or 3.3 % to $5,372,000 for the first six months of 2007 compared to $5,201,000 for the six months ended June 30, 2006.  The increase in salaries and employee benefits for the 2007 period can be attributed to normal cost increases for salaries and benefits and an increase in the number of employees primarily from the new employees for our Downtown Fresno and Sunnyside branches in 2006.  Commissions paid for loan placements are also in this category and decreased $27,000 in the periods under review.

Occupancy and equipment expense increased $170,000 to $1,307,000 for the first six months of 2007 compared to $1,137,000 for the six months ended June 30, 2007.  The 14.9% increase in occupancy expense for the six months ended June 30, 2007 was due mainly to the opening of new branches in downtown Fresno and Sunnyside, the opening of our new loan production office in Modesto, our move to a new corporate headquarters and capitalized technology upgrades during 2006 and 2007.

Other non-interest expenses increased $277,000 or 11.1% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the six months ended June 30,	Other Expense 2007	Annualized % Avg. Assets	Other Expense 2006	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$252	0.11%	$226	0.10%
Audit/accounting	157	0.07%	187	0.08%
Data/item processing	411	0.17%	404	0.17%
ATM/debit card expenses	150	0.06%	140	0.06%
Director fees	86	0.04%	68	0.03%
Donations	56	0.02%	56	0.02%
General Insurance	58	0.02%	55	0.02%
Legal fees	114	0.05%	123	0.05%
Postage	86	0.04%	84	0.04%
Regulatory assessments	54	0.02%	57	0.02%
Stationery/supplies	110	0.05%	120	0.05%
Telephone	96	0.04%	54	0.02%
Operating losses	24	0.01%	4	0.00%
Other	1,128	0.47%	927	0.40%
Total other non-interest expense	$2,782		$2,505

Provision for Income Taxes

The effective income tax rate was 34.3% for the six months ended June 30, 2007 compared to 36.4% for the six months ended June 30, 2006.  Provision for income taxes totaled $1,601,000 and $1,771,000 for the six months ended June 30, 2007, and 2006, respectively.  The decrease in the effective tax rate in the six months ended June 30, 2007 compared to the prior year comparable period is due primarily to an increase in the state tax deduction for loans made in designated enterprise zones in California.

Net Income for the Second Quarter of 2007 Compared to the Second Quarter of 2006:

Net income was $1,619,000 for the second quarter ended June 30, 2007 compared to $1,669,000 for the second quarter ended June 30, 2006.  Basic earnings per share were $0.27 and $0.28 for the quarters ended June 30, 2007 and 2006, respectively.  Diluted earnings per share were $0.25 and $0.26 for the quarters ended June 30, 2007 and 2006, respectively.  Annualized ROE was 12.67% for the quarter ended June 30, 2007 compared to 15.18% for the quarter ended June 30, 2006.  Annualized ROA for the three months ended June 30, 2007 was 1.35% compared to 1.45% for the quarter ended June 30, 2006.

The slight decrease in net income for the quarter ended June 30, 2007 compared to the same period in the prior year was mainly due to the increase in net interest income, offset by a decrease in non-interest income and an increase in non-interest expenses.  Net interest income increased due to an increase in average interest earning assets provided by our organic growth, and our ability to attract non-interest bearing deposits, offset by an increase in the level of and rates paid on interest bearing liabilities.  Non-interest expenses increased primarily due to salaries and benefits, occupancy expenses and other expenses.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES
(Uaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2007			FOR THE THREE MONTHS ENDED JUNE 30, 2006

(Dollars in thousands)	AVERAGE BALANCE	INTEREST	YIELD/ RATE	AVERAGE BALANCE	INTEREST	YIELD/ RATE
ASSETS
Interest-earning deposits in other banks	$216	$2	3.70%	$843	$8	3.80%
Securities
Taxable securities	69,913	871	4.98%	78,262	830	4.24%
Non-taxable securities (1)	22,892	317	5.53%	27,532	394	5.72%
Total investment securities	92,805	1,188	5.12%	105,794	1,224	4.63%
Federal funds sold	11,835	155	5.24%	13,585	165	4.86%
Total securities	104,856	1,345	5.13%	120,222	1,397	4.65%
Loans (2) (3)	333,399	7,005	8.40%	302,378	6,320	8.36%
Federal Home Loan Bank stock	1,958	23	4.70%	1,789	21	4.70%
Total interest-earning assets	440,213	$8,373	7.61%	424,389	$7,738	7.29%
Allowance for credit losses	(3,729)			(3,352)
Non-accrual loans	72			206
Cash and due from banks	16,014			15,795
Bank premises & equipment	5,923			3,013
Other non-earning assets	22,021			20,704
Total average assets	$480,514			$460,755
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$72,756	$147	0.81%	$80,061	$41	0.20%
Money market accounts	102,085	681	2.67%	96,791	509	2.10%
Time certificates of deposit, under $100,000	46,915	501	4.27%	42,348	361	3.41%
Time certificates of deposit, $100,000 and over	65,406	734	4.49%	55,034	495	3.60%
Total interest-bearing deposits	287,162	2,063	2.87%	274,234	1,406	2.05%
Other borrowed funds	3,190	49	6.14%	10,024	132	5.27%
Total interest-bearing liabilities	290,352	$2,112	2.91%	284,258	$1,538	2.16%
Non-interest bearing demand deposits	134,311			128,975
Other liabilities	4,772			3,554
Shareholders' equity	51,079			43,968
Total average liabilities and shareholders' equity	$480,514			$460,755

Interest income and rate earned on average earning assets	$8,373	7.61%	$7,738	7.29%
Interest expense and interest cost related to average interest-bearing liabilities	2,112	2.91%	1,538	2.16%
Net interest income and net interest margin (4)	$6,261	5.69%	$6,200	5.84%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $108 and $134 in 2007 and 2006, respectively.
(2)	Loan interest income includes loan fees of $221 in 2007 and $185 in 2006.
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 10.8% in the second quarter of 2007 compared to the same period in 2006.  Management believes its focus on building relationships, which resulted in an increase in loan volume, was the main driver of the $685,000 increase.  Average total loans for the second quarter of 2007 increased 10.2% to $333,471,000 compared to $302,584,000 for the same period in 2006.  Competition for loans is strong in the Central Valley.  We believe we were able to meet the challenge and reported an increase in the yield on loans of 4 basis points for the second quarter of 2007 to 8.40% compared to 8.36% for the same period in 2006.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $26,000 in the second quarter of 2007 compared to the same period in 2006, mainly due to a decrease in the average investment balance for the second quarter of 2007 compared to the same period in 2006 partially offset by the increased yields.  The average balance of investments decreased $15,366,000 or 12.8% to $104,856,000 for the second quarter of 2007 from $120,222,000 for the comparable 2006 period as sales and maturities in the investment portfolio were used to fund the growth in the loan portfolio.  The yield on total investments for the quarter ended June 30, 2007 was 5.13% compared to 4.65% for the quarter ended June 30, 2006.  Income from investments represents 20.2% of net interest income for the second quarter of 2007 compared to 20.9% for the same quarter in 2006.

Total interest income for the second quarter of 2007 increased $659,000, to $8,242,000 compared to $7,583,000 for the quarter ended June 30, 2006.  The increase was due to the 3.7% increase in the average balance of interest earning assets, combined with the 32 basis point increase in the yield on those assets.  Average interest earning assets increased to $440,213,000 for the quarter ended June 30, 2007 compared to $424,389,000 for the quarter ended June 30, 2006.  The yield on interest earning assets increased to 7.61% for the quarter ended June 30, 2007 compared to 7.29% for the quarter ended June 30, 2006.  The $15,824,000 increase in average earning assets can be attributed to our own organic growth.

Interest expense on deposits for the quarter ended June 30, 2007 increased $657,000 or 46.7% to $2,063,000 compared to $1,406,000 for the quarter ended June 30, 2006.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, increased 57 basis points to 1.96% for the quarter ended June 30, 2007 compared to 1.39% for the same period in 2006.  This increase was due to the repricing of interest bearing deposits in the higher current interest rate environment.  Additionally, average interest bearing deposits increased 4.7% or $12,928,000 comparing the second quarter of 2007 to the same period in 2006.  Average interest-bearing deposits were $287,162,000 for the quarter ended June 30, 2007, with an effective rate paid of 2.87%, compared to $274,234,000 for the same period in 2006, with an effective rate paid of 2.05%.

Average other borrowed funds decreased $6,834,000 or 68.2% to $3,190,000 with an effective rate of 6.14% for the quarter ended June 30, 2007 compared to $10,024,000 with an effective rate of 5.27% for the quarter ended June 30, 2006.  Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) for liquidity and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan matures in 2007, is indexed to the prime rate or to the three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate short-term borrowings.

The cost of all of our interest bearing liabilities increased 75 basis points to 2.91% for the quarter ended June 30, 2007 compared to 2.16% for the quarter ended June 30, 2006.  The increase is due to the higher current interest rate environment as mentioned above. Offsetting  the increase in the cost of interest bearing deposits and other borrowings, is the increase in non-interest bearing demand deposits which contributed to keeping the Company’s cost of funds relatively low compared to its peers.  Average demand deposits increased 4.1% to an average $134,311,000 for the quarter ended June 30, 2007 from $128,975,000 for the quarter ended June 30, 2006.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) increased 12.4% to $288,473,000 for the quarter ended June 30, 2007 compared to $281,620,000 for the quarter ended June 30, 2006.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2007 increased $85,000 or 1.4% to $6,130,000 compared to $6,045,000 for the quarter ended June 30, 2006.  This increase was primarily due to the increase in average interest earning assets offset by the decrease in the net interest margin of 15 basis points and an increase in average interest-bearing liabilities.  Average interest earning assets were $440,213,000 for the quarter ended June 30, 2007 with a net interest margin of 5.69% compared to $424,389,000 with a net interest margin of 5.84% for the quarter ended June 30, 2006.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the second quarter of 2007 were $120,000 compared to $100,000 for the second quarter of 2006.  The increase in 2007 is principally due to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses.

The Company had three non-performing loans totaling $86,000 as of June 30, 2007 compared to one loan totaling $29,000 as of June 30, 2006.  The Company did not have any other real estate owned at June 30, 2007 or 2006.

The Company had $58,000 net loan charge-offs for the second quarter of 2007 compared to net recoveries of $130,000 for the same quarter in 2006.  The net charge-off ratio, which reflects net charge-offs to average loans, was 0.017% for the quarter ended June 30, 2007 compared to a net recovery ratio of 0.004% for the quarter ended June 30, 2006.  Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, and other income.  Non-interest income was $1,116,000 for the quarter ended June 30, 2007 compared to $1,146,000 for the same period ended June 30, 2006.  The $30,000 decrease in non-interest income comparing the quarter ended June 30, 2007 to the same period in 2006 was primarily due to increases in service charges and other income and a decrease in losses on sales of investment securities, offset by decreases in loan placement fees.

Customer service charges increased $15,000 to $665,000 for the second quarter of 2007 compared to $650,000 for the same period in 2006 due primarily to an increase in analysis service charges on business checking accounts.  Loan placement fees decreased $82,000 to $63,000 for the second quarter of 2007 compared to $145,000 for the same period in 2006 due to a decrease in new residential mortgage loan refinancing.  Other income increased $27,000 to $309,000 for the second quarter of 2007 compared to $282,000 for the same period in 2006, primarily due to increases in merchant card fees.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $310,000 to $4,756,000 for the quarter ended June 30, 2007 compared to $4,446,000 for the same period in June 30, 2006.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 65.3% for the second quarter of 2007 compared to 61.9% for the second quarter of 2006.

Salaries and employee benefits increased $40,000 or 1.5% to $2,664,000 for the second quarter of 2007 compared to $2,624,000 for the second quarter of 2006.  The increase in salaries and employee benefits for the second quarter of 2007 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits, the new employees for new branch offices in downtown Fresno and the Sunnyside area of Fresno, incentive based compensation due to increased loan production profitability, and stock based compensation expense.

Occupancy and equipment expense increased $75,000 to $657,000 for the second quarter of 2007 compared to $582,000 for the second quarter of 2006.  The 12.9% increase in occupancy expense for the quarter ended June 30, 2007 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with opening new branches in downtown Fresno and Sunnyside area, new corporate headquarters, relocation of our Kerman office into a larger facility, and the opening of our new Modesto loan production office.

Other non-interest expenses increased $195,000 or 15.7% in the period under review.  The increase is mainly due to incremental expenses associated with the above facility expansion.

Provision for Income Taxes

The effective income tax rate was 31.7% for the second quarter of 2007 compared to 36.9% for the same period in 2006.  Provision for income taxes totaled $751,000 and $976,000 for the quarter ended June 30, 2007, and 2006, respectively.  The decrease in the effective tax rate in the three months ended June 30, 2007 compared to the prior year comparable period is due primarily to an increase in the state tax deduction for loans made in designated enterprise zones in California.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2007 compared to December 31, 2006

As of June 30, 2007, total assets were $489,516,000, a decrease of 2.1%, or $10,543,000, compared to $500,059,000 as of December 31, 2006.  Total gross loans increased 5.2% or $16,703,000, to $339,365,000 as of June 30, 2007 compared to $322,662,000 as of December 31, 2006.  Total deposits decreased 4.2% or, $18,720,000 to $421,907,000 as of June 30, 2007 compared to $440,627,000 as of December 31, 2006.  Stockholders’ equity increased to $50,921,000 as of June 30, 2007 compared to $49,778,000 as of December 31, 2006.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale.  As of June 30, 2007, $30,159,000 was held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities decreased 13.1% from $104,117,000 at December 31, 2006 to $90,446,000 at June 30, 2007.  The fair value of the portfolio reflected an unrealized loss of $855,000 at June 30, 2007 compared to an unrealized loss of $195,000 at December 31, 2006.

We held $1,971,000 in Federal Home Loan Bank stock as of June 30, 2007 compared to $1,891,000 as of December 31, 2006.  The increase is the result of additional stock purchases and stock dividends received.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

June 30, 2007 Investment Type	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Market Value
U.S. Government agencies	$26,460	$46	$(280)	$26,226
Obligations of states and political subdivisions	23,886	99	(465)	23,520
U.S. Government agencies collateralized by mortgage oblighations	36,340	115	(295)	36,160
Other securities	3,760	-	(75)	3,685
	$90,446	$260	$(1,115)	$89,591

December 31, 2006 Investment Type	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Market Value
U.S. Government agencies	$28,643	$34	$(358)	$28,319
Obligations of states and political subdivisions	26,210	373	(168)	26,415

U.S. Government agencies collateralized by mortgage oblighations	45,561	204	(237)	45,528
Other securities	3,703	-	(43)	3,660
	$104,117	$611	$(806)	$103,922

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

Loans

Total gross loans increased 5.2% or $16,703,000, to $339,365,000 as of June 30, 2007 compared to $322,662,000 as of December 31, 2006.  The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2007	% of Total loans	December 31, 2006	% of Total loans

Commercial & industrial	$75,710	22.3%	$78,441	24.2%
Real estate	140,091	41.2%	128,790	39.8%
Real estate - construction, land development and other land loans	53,200	15.6%	48,424	15.0%
Secured by Farmland	26,193	7.7%	20,796	6.5%
Equity lines of credit	21,649	6.4%	21,858	6.8%
Agricultural Production	15,102	4.4%	17,102	5.3%
Consumer and installment	7,832	2.3%	7,549	2.3%
Other	271	0.1%	454	0.1%
	340,048	100.0%	323,414	100.0%
Deferred loan fees, net	(683)		(752)
Allowance for credit losses	(3,743)		(3,809)
Total loans	$335,622		$318,853

As of June 30, 2007, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 70.9% of total loans.  This level of concentration is consistent with 68.0% at December 31, 2006.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company is not involved in any sub-prime mortgage lending activities and the loan portfolio does not include any sub prime mortgage loans at June 30, 2007 or December 31, 2006.

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

At June 30, 2007 and December 31, 2006, we had no OREO, repossessed assets or restructured loans.  At June 30, 2007 we had three non-accrual loans totaling $86,000 compared to no non-accrual loans at December 31, 2006.  At June 30, 2007, we estimated the potential for any losses from these credits would have a minimal impact on the allowance for credit losses.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

A summary of non-accrual, restructured, and past due loans at June 30, 2007 and December 31, 2006 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at June 30, 2007 and December 31, 2006. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	June 30, 2007	December 31, 2006
Non-accrual Loans
Real Estate	-	-
Commercial and Industrial	$86	-
Total non-accrual	86	-
Accruing loans past due 90 days or more	-	-
Restructured loans	-	-
Total non-performing loans	$86	$-
Nonperforming loans to total loans	0.03%	0.00%
Ratio of non-performing loans to allowance for credit losses	2.30%	0.00%
Loans considered to be impaired	-	$-
Related allowance for credit losses on impaired loans	-	-

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of June 30, 2007, there were three non-accrual loans totaling $86,000 that were considered impaired but did not require any valuation allowance.  We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Month Period Ended	For the Twelve Month Period Ended
(In thousands)	June 30, 2007	December 31, 2006

Balance, beginning of the year	$3,809	$3,339
Provision charged to operations	240	800
Losses charged to allowance	(347)	(721)
Recoveries	41	391

Balance, end of period	$3,743	$3,809

Ratio of non-performing loans to allowance for credit losses	0.03%	0.0%
Allowance for credit losses to total loans	1.10%	1.18%

As of June 30, 2007 the balance in the allowance for credit losses was $3,743,000 compared to $3,809,000 as of December 31, 2006.  The decrease was due to charge offs during the first half of 2007 being greater than the amount of the provision for credit losses.  Charge offs totaled $347,000 and consisted mainly of one commercial relationship.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $142,613,000 as of June 30, 2007 compared to $134,549,000 as of December 31, 2006.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2007 the allowance was 1.10% of total gross loans compared to 1.18% as of December 31, 2006.  During the six months ended June 30, 2007, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Non-performing loans totaled $86,000 as of June 30, 2007, and there were no non-performing loans as of December 31, 2006.  Management believes the allowance at June 30, 2007 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits decreased $18,720,000 or 4.2% to $421,907,000 as of June 30, 2007 compared to $440,627,000 as of December 31, 2006.  Interest bearing deposits decreased $6,723,000 or 2.3% to $283,722,000 as of June 30, 2007 compared to $290,445,000 as of December 31, 2006.  Non-interest bearing deposits decreased $11,997,000 or 8.0% to $138,185,000 as of June 30, 2007 compared to $150,182,000 as of December 31, 2006.  As previously discussed above, we had several agricultural processors who held crop funds, mainly for raisins and nuts, in the fourth quarter of 2006 which were then paid out to farmers in the first quarter of 2007.

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

The composition of the deposits and average interest rates paid at June 30, 2007 and December 31, 2006 is summarized in the table below.

(Dollars in thousands)	June 30, 2007	Percent of Total Deposits	Effective Rate	December 31, 2006	Percent of Total Deposits	Effective Rate

NOW Accounts	$51,228	12.1%	0.78%	$56,177	12.8%	0.10%
MMA Accounts	98,353	23.3%	2.63%	109,069	24.7%	2.34%
Time Deposits	113,617	26.9%	4.29%	104,170	23.6%	3.65%
Savings Deposits	20,524	4.9%	0.49%	21,029	4.8%	0.45%
Total Interest-bearing	283,722	67.2%	2.76%	290,445	65.9%	2.20%
Non-interest bearing	138,185	32.8%		150,182	34.1%
Total deposits	$421,907	100.0%		$440,627	100.0%

Short-term borrowings totaled $10,625,000 as of June 30, 2007 compared to $3,250,000 as of December 31, 2006.  Short-term borrowings at June 30, 2007, represent principal payments coming due in the next twelve months on the loan with a major bank (described below) and FHLB advances.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

The Company has a non-revolving loan agreement with a major bank under which it initially borrowed $2,500,000 and which had $625,000 in outstanding principal balance at June 30, 2007.  The loan matures on December 31, 2007, bears interest indexed to the prime rate or LIBOR, at the Company’s election and reprices each quarter.

Capital

Our stockholders’ equity increased to $50,921,000 as of June 30, 2007 compared to $49,778,000 as of December 31, 2006.  The increase in stockholders’ equity is a result of net income of $3,071,000 for the six months ended June 30, 2007 combined with the proceeds from the exercise of stock options, offset by the change in the unrealized losses on the available for sale investment securities, and the repurchase of our common stock.  During the six months ended June 30, 2007, the Company repurchased 137,900 shares of its common stock for $2,066,000 in open market trading with $536,000 remaining to repurchase shares as authorized by the Company’s Board of Directors.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$41,491	8.82%	$39,864	8.41%
Minimum regulatory requirement	18,825	4.00%	18,967	4.00%
Central Valley Community Bank	40,345	8.58%	39,045	8.24%
Minimum requirement for "Well-Capitalized" institution	23,508	5.00%	23,703	5.00%
Minimum regulatory requirement	18,807	4.00%	18,963	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	41,491	11.01%	39,864	10.97%
Minimum regulatory requirement	15,068	4.00%	14,536	4.00%
Central Valley Community Bank	40,345	10.72%	39,045	10.72%
Minimum requirement for "Well-Capitalized" institution	22,580	6.00%	21,852	6.00%
Minimum regulatory requirement	15,053	4.00%	14,568	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	45,234	12.01%	43,673	12.02%
Minimum regulatory requirement	30,136	8.00%	29,073	8.00%
Central Valley Community Bank	44,088	11.72%	42,854	11.77%
Minimum requirement for "Well-Capitalized" institution	37,634	10.00%	36,419	10.00%
Minimum regulatory requirement	30,107	8.00%	29,135	8.00%

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

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At June 30, 2007 our available borrowing capacity includes approximately $18,000,000 in federal funds lines with our correspondent banks and $19,324,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At June 30, 2007, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2007 and December 31, 2006:

Credit Lines (In thousands)	June 30, 2007	Balance at June 30, 2007	December 31, 2006	Balance at December 31,2006
Unsecured Credit Lines (interest rate varies with market)	$18,000	$-0-	$18,000	$-0-
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $30,019 Fair Value of Collateral $30,259	$10,000	Collateral pledged $16,848 Fair Value of Collateral $16,758	$2,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $2,265 Fair Value of Collateral $2,198	$-0-	Collateral pledged $2,271 Fair Value of Collateral $2,200	$-0-

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2007, approximately 80.5% of our loan portfolio was tied to adjustable rate indices. The majority of these adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of June 30, 2007, 92.8% of our time deposits mature within one year or less.  As of June 30, 2007, $625,000 of our short-term debt reprices on a quarterly basis.

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

Approximately 80.5% of our loan portfolio is tied to adjustable rate indices and 53.6% of our loan portfolio reprices within 90 days.  As of June 30, 2007, we had 90 loans totaling $48,516,000 with floors ranging from 1% to 8% and ceilings ranging from 10% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2008 under the interest rate shock scenarios stated.  The table was prepared as of June 30, 2007, at which time prime interest rate was 8.25%.  The amounts identified in the table are not materially different from what we showed at December 31, 2006.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income ($000)	$ Change from Rates at June 30, 2007 ($000)	Percent Change from Rates at June 30, 2007
UP 300 bp	$27,485	$3,806	16.07%
UP 200 bp	25,748	2,069	8.74%
UP 100 bp	24,139	460	1.94%
UNCHANGED	23,679	0	-
DOWN 100 bp	23,512	(167)	(0.70%)
DOWN 200 bp	22,410	(1,269)	(5.36%)
DOWN 300 bp	20,844	(2,835)	(11.97%)

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A RISK FACTORS    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results."

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity for the Company’s quarter ending June 30, 2007 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan
				$2,000,000
04/01/2007 – 04/30/2007	-	-	-	-
05/01/2007 – 05/31/2007	79,900	$14.86	79,900	$812,906
06/01/2007 – 06/30/2007	18,600	$14.90	18,600	$535,766

Total	98,500	$14.87	98,500

(1)
The Company approved a stock repurchase program effective April 18, 2007 and ending October 18, 2007 with the intent to purchase shares for an aggregate amount of $2,000,000.   During the quarter ended June 30, 2007, the Company repurchased 98,500 shares at a cost of $1,464,234.

(2)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES	None to report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The Company’s 2007 Annual Meeting of Shareholders was held May 16, 2007.

b.	At the 2007 annual meeting the shareholders took the following actions:

•	Elected Directors of the Company to serve until the 2008 Annual Meeting of Shareholders and until their successors are elected and qualified.

•
In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 9, 2007.  Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Withheld
Sidney B. Cox	4,405,847	2,076
Daniel N. Cunningham	4,405,847	2,076
Edwin S. Darden, Jr.	4,405,847	2,076
Daniel J. Doyle	4,405,847	2,076
Steven D. McDonald	4,405,847	2,076
Louis McMurray	4,405,847	2,076
Wanda L. Rogers	4,405,847	2,076
William S. Smittcamp	4,405,847	2,076
Joseph B. Weirick	4,405,847	2,076

•	The ratification of the appointment of Perry-Smith LLP for the 2007 fiscal year as the Company’s independent registered public accounting firm. The appointment was ratified by the following votes:

Votes for: 4,352,173	Votes against: 46,142	Abstentions: 9,608

ITEM 5 OTHER INFORMATION	None to report.

ITEM 6 EXHIBITS

(a)	Exhibits
	Exhibit No.	Description

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: August 8, 2007	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: August 8, 2007	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer