Form 10-Q
period 2007-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2007-11-09
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 N. Financial Dr., Fresno, California	93720
(Address of principal executive offices)	(Zip code)

(559) 298-1775
Registrant’s telephone number

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

Yes   ☐     No   ☒

As of November 9, 2007 there were 5,999,616 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP

2007 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$16,579	$23,898
Federal funds sold	11,285	24,218
Total cash and cash equivalents	27,864	48,116
Interest bearing deposits in other banks	118	323
Available-for-sale investment securities (Amortized cost of $85,080 at September 30, 2007 and $104,117 at December 31, 2006)	85,225	103,922
Loans, less allowance for credit losses of $3,830 at September 30, 2007 and $3,809 at December 31, 2006	333,907	318,853
Bank premises and equipment, net	5,940	4,655
Bank owned life insurance	6,315	6,146
Federal Home Loan Bank stock	1,996	1,891
Goodwill and intangible assets	9,844	10,005
Accrued interest receivable and other assets	6,293	6,148
Total assets	$477,502	$500,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$132,262	$150,182
Interest bearing	275,814	290,445
Total deposits	408,076	440,627

Short-term borrowings	10,313	3,250
Accrued interest payable and other liabilities	6,403	6,404
Total liabilities	424,792	450,281
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 authorized; outstanding 5,999,591 at September 30, 2007 and 6,037,656 at December 31, 2006	12,683	14,007
Retained earnings	39,940	35,888
Accumulated other comprehensive gain (loss), net of tax	87	(117)
Total shareholders’ equity	52,710	49,778
Total liabilities and shareholders’ equity	$477,502	$500,059

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
(In thousands except earnings per share amounts)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$7,155	$6,565	$20,733	$18,880
Interest on Federal funds sold	109	277	408	712
Interest and dividends on investment securities:
Taxable	805	817	2,575	2,375
Exempt from Federal income taxes	212	234	662	800
Total interest income	8,281	7,893	24,378	22,767
INTEREST EXPENSE:
Interest on deposits	2,065	1,682	5,951	4,350
Other	30	107	143	303
Total interest expense	2,095	1,789	6,094	4,653
Net interest income before provision for credit losses	6,186	6,104	18,284	18,114
PROVISION FOR CREDIT LOSSES	120	100	360	600
Net interest income after provision for credit losses	6,066	6,004	17,924	17,514
NON-INTEREST INCOME:
Service charges	707	665	2,064	1,870
Loan placement fees	33	88	161	284
Net realized gains on sales of investment securities	—	14	44	123
Appreciation in cash surrender value of bank owned life insurance	57	65	168	186
Federal Home Loan Bank stock dividends	25	23	76	63
Gain on sale and disposal of premises and equipment	—	188	4	188
Other income	253	252	833	784
Total non-interest income	1,075	1,295	3,350	3,498
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,731	2,689	8,103	7,890
Occupancy and equipment	675	609	1,982	1,746
Other expense	1,458	1,333	4,240	3,838
Total non-interest expenses	4,864	4,631	14,325	13,474
Income before provision for income taxes	2,277	2,668	6,949	7,538
PROVISION FOR INCOME TAXES	701	999	2,302	2,770
Net income	$1,576	$1,669	$4,647	$4,768

Basic earnings per share	$0.26	$0.28	$0.78	$0.80
Diluted earnings per share	$0.25	$0.26	$0.73	$0.74

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

(Unaudited)

(In thousands except share and per share amounts)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income (Net of Taxes)	Total Shareholders’ Equity	Total Comprehensive Income
Balance, January 1, 2006	5,891,820	$13,053	$28,977	$(507)	$41,523
Comprehensive income:
Net income			6,911		6,911	$6,911
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale investment securities				390	390	390
Total comprehensive income						$7,301
Stock options exercised and related tax benefit	172,036	1,186			1,186
Repurchase and retirement of common stock	(26,200)	(395)			(395)
Stock-based compensation expense		163			163

Balance, December 31, 2006	6,037,656	14,007	35,888	(117)	49,778
Comprehensive income:
Net income			4,647		4,647	$4,647
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale investment securities				204	204	204
Total comprehensive income						$4,851
Cash dividend - $.10 per share			(595)		(595)
Stock options exercised and related tax benefit	124,435	934			934
Repurchase and retirement of common stock	(162,500)	(2,402)			(2,402)
Stock-based compensation expense		144			144

Balance, September 30, 2007	5,999,591	$12,683	$39,940	$87	$52,710

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,647	$4,768
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(133)	187
Depreciation, accretion and amortization, net	811	1,310
Stock-based compensation	144	124
Tax benefit from exercise of stock options	(369)	(390)
Provision for loan losses	360	600
Net realized gains on sales and calls of available-for-sale investment securities	(44)	(123)
Net gain on sale and disposal of equipment	(4)	(188)
Increase in bank owned life insurance, net of expenses	(169)	(182)
FHLB stock dividends	(76)	(63)
Net increase in accrued interest receivable and other assets	(257)	(80)
Net increase in accrued interest payable and other liabilities	368	1,458
Provision for deferred income taxes	(25)	(15)
Net cash provided by operating activities	5,253	7,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired in acquisition	—	21
Purchases of available-for-sale investment securities	(4,044)	(17,588)
Proceeds from sales or calls of available-for-sale investment securities	5,699	16,559
Proceeds from principal repayments of available-for-sale investment securities	11,327	11,717
Proceeds from maturity of available-for-sale investment securities	6,150	1,000
Proceeds from sale of premises and equipment	4	455
Net decrease in interest bearing deposits in other banks	205	595
Net FHLB stock purchases	(29)	(143)
Net increase in loans	(15,281)	(9,651)
Purchases of premises and equipment	(1,985)	(1,788)
Purchases of bank owned life insurance	—	(505)
Net cash provided by investing activities	2,046	672

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(37,755)	(30,621)
Net increase in time deposits	5,204	12,377
Proceeds from borrowings from Federal Home Loan Bank	67,500	9,788
Repayments to Federal Home Loan Bank	(59,500)	(11,788)
Repayments of borrowings from other financial institutions	(937)	(937)
Cash paid for dividends	(595)	—
Share repurchase and retirement	(2,402)	—
Proceeds from exercise of stock options	565	616
Tax benefit from exercise of stock options	369	390
Net cash used in financing activities	(27,551)	(20,175)
Decrease in cash and cash equivalents	(20,252)	(12,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,116	51,995
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,864	$39,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$6,060	$4,498
Income taxes	$2,540	$2,060
Non-Cash Investing Activities:
Net change in unrealized gain on available-for-sale investment securities	$340	$767
Non-Cash Financing Activities:
Tax Benefit from stock options exercised	$369	$390
Supplemental schedules related to acquisition:
Acquisition of Bank of Madera County:
Intangibles	$—	$21

Cash acquired, net of cash paid to Bank of Madera County shareholders	$—	$21

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at September 30, 2007 and December 31, 2006, and the results of its operations for the three and nine month interim periods ended September 30, 2007 and September 30, 2006 and its cash flows for the nine month interim period ended September 30, 2007 and September 30, 2006 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2007 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 847,019 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 1,826 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.  No options have been issued to date under the 2005 Plan.

Stock Option Compensation

From the 2000 Plan 78,900 options were granted in 2007, at an exercise price of $14.69, and 15,000 were granted in 2006, at an exercise price of $15.00.  For the nine month periods ended September 30, 2007 and 2006, the compensation cost recognized for stock option compensation was $144,000 and $124,000, respectively. For the quarter ended September 30, 2007 and 2006, compensation cost recognized was $48,000 and $39,000, respectively.  The recognized tax benefit for stock option compensation expense was $370,000 and $390,000, for the nine month periods ended September 30, 2007 and 2006, respectively.  For the three month periods ended September 30, 2007 and 2006, recognized tax benefits were $205,000 and $113,000, respectively.  As of September 30, 2007, there was $758,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992 Plan and 2000 Plan.  The cost is expected to be recognized over a weighted average period of 4 years.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Company’s options in 2007 and 2006.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share and for the 78,900 options granted for the nine months ended September 30, 2007 was $5.75.

Subsequent to the end of the third quarter, the Board of Directors of the Company approved the cancellation of 15,000 stock options granted on May 1, 2006 and 78,900 stock options granted on April 23, 2007.  The Board granted new options to the directors, senior managers and other employees in the same numbers and to the same employees who were holders of the cancelled options. The grant date of the new options was October 17, 2007 and the options were granted with an exercise price equal to the fair market value on the grant date of $12.00 per share.  The Board considered the general decline in stocks of financial institutions as a whole in reaching their decision. The cancellation of previously issued options reflects the Board’s desire to ensure that options continue to provide proper incentive to key personnel.

Stock Option Activity

A summary of the combined activity of the plans follows:

	Nine Months ended September 30, 2007
		Weighted	Weighted	Average
		Average	Average Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Options outstanding, beginning of period	899,834	$6.45		$7,563
Options granted	78,900	14.69
Options exercised	(124,435)	$4.55
Options canceled	(7,280)	$13.13
Options outstanding, end of period	847,019	$7.45	4.93	$4,453
Options vested or expected to vest at September 30, 2007	810,111	$7.25	6.97	$4,393
Options exercisable, end of period	662,509	$5.65	3.94	$4,419

The total intrinsic value of options exercised in the nine months ended September 30, 2007 and 2006, was $900,000 and $1,564,000, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands (except share and per share amounts)	2007	2006	2007	2006
Net income	$1,576	$1,669	$4,647	$4,768
Weighted average shares outstanding	5,967,762	6,008,712	5,994,131	5,959,873
Net income per share	$0.26	$0.28	$0.78	$0.80

Diluted Earnings Per Share	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands (except share and per share amounts)	2007	2006	2007	2006
Net income	$1,576	$1,669	$4,647	$4,768
Weighted average shares outstanding	5,967,762	6,008,712	5,994,131	5,959,873
Effect of dilutive stock options	353,318	491,883	393,099	511,297
Weighted average shares of common stock and common stock equivalents	6,321,080	6,500,595	6,387,230	6,471,170
Net income per diluted share	$0.25	$0.26	$0.73	$0.74

Note 4. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended September 30, 2007 and 2006 was $2,176,000 and $2,993,000 and was $4,851,000 and $5,228,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

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

Commitments to extend credit amounting to $140,893,000 and $133,937,000 were outstanding at September 30, 2007 and December 31, 2006, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $79,296,000 and $71,040,000 were outstanding at September 30, 2007 and December 31, 2006, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $17,511,000 and $24,850,000 as of September 30, 2007 and December 31, 2006, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $1,018,000 and $612,000 were outstanding at September 30, 2007 and December 31, 2006, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2007 and December 31, 2006.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 6.  Income Taxes

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted FIN 48 as of January 1, 2007. The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company’s provision for income taxes for the nine months ended September 30, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months or the quarter ended September 30, 2007.

Note 7.  Recent Accounting Developments

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permissible, subject to certain criteria.  Management did not elect to early adopt SFAS 159 and does not expect SFAS 159 to have a material impact on the Company’s financial position or results of operations.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.  EITF 06-10 requires employers to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with SFAS No. 106 or APB Opinion No. 12. EITF 06-10 also requires employers to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The provisions of EITF 06-10 are effective for the Company on January 1, 2008, with earlier application permitted, and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or as a change in accounting principle through retrospective application to all prior periods. The Company does not expect adoption of EITF 06-10 to have a material impact on its financial position or results of operations.

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

As of September 30, 2007, under both plans, the Company had repurchased a total of 188,700 shares in open market transactions through brokers, at an average price of $14.84 for a total cost of $2,800,000.

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

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2006 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Third Quarter 2007

In the third quarter of 2007, our consolidated net income was $1,576,000 compared to net income of $1,669,000 for the same period in 2006.  Diluted EPS was $0.25 for the third quarter 2007 compared to $0.26 for the third quarter 2006.  The decrease in net income was primarily the result of increasing rates paid on interest bearing deposits outpacing the increase in yields earned on earning assets resulting in a decrease in net interest margin of 2 basis points for the third quarter of 2007 compared to the same period in 2006.  While average total loans increased by  9.8% offset by the increase in average total interest bearing deposits of 2.0%.  In addition, non-interest income decreased 17.0% primarily due to the sale of Company-owned real estate during the third quarter of 2006 which resulted in a pre-tax gain of $188,000.  Non-interest expense increased 5.0% in the third quarter of 2007 compared to 2006 mainly due to increases in salaries and other operating expenses.

Annualized return on average equity for the third quarter of 2006 was 12.21% compared to 14.28% for the same period in 2006.  Total average equity was $51,626,000 for the third quarter 2007 compared to $46,772,000 for the third quarter 2006.  Equity increased primarily as a result of the net income included in retained earnings and proceeds from exercise of stock options offset by the repurchase of shares of the Company’s common stock and the payment of cash dividends.

First Nine Months of 2007

For the nine months ended September 30, 2007, the Company’s consolidated net income was $4,647,000 compared to $4,768,000 for same period in 2006.  Diluted EPS was $0.73 for the nine months ended September 30, 2007 compared to $0.74 for the same period in 2006.

Annualized return on average equity for the nine months ended September 30, 2007 was 12.15% compared to 14.30% for the same period in 2006.  Annualized return on average assets for the nine months ended September 30, 2007 was 1.30% compared to 1.37% for the same period in 2006.  Total average equity was $51,006,000 for the nine months ended September 30, 2007 compared to $44,475,000 for the same period in 2006.  Equity increased primarily as a result of the net income and proceeds from exercise of stock options offset by the repurchase of shares of the Company’s common stock and the payment of cash dividends.

In comparing the first three quarters of 2007 to the same period in 2006, total loans continued to increase.  Average total loans increased $27,584,000 or 9.1% in the first nine months of 2007 compared to the nine months ended September 30, 2006 while average interest bearing liabilities decreased $1,872,000 or 0.7% comparing the same periods.  While yields increased on earning assets, the rates paid on interest bearing liabilities increased at a faster rate. As a result, net interest margin declined slightly by 8 basis points from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007.  Asset quality continues to be strong.  The Bank had one non-accrual loan totaling $11,000 at September 30, 2007, compared to none at December 31, 2006 or September 30, 2006, and had no other real estate owned at September 30, 2007, December 31, 2006, or September 30, 2006.

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

At September 30, 2007, we had total loans of $337,737,000, total assets of $477,502,000, total deposits of $408,076,000, and shareholders’ equity of $52,710,000.

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

The Bank operates 12 branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento; and a loan production office which serves the Modesto community.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2007 FDIC data, the Bank’s seven branches in Fresno County (Clovis, Fresno, Kerman, and Prather) had a 4.1% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

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

• Asset quality;

• Asset growth; and

• Operating efficiency.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 12.15% for the nine months ended September 30, 2007 compared to 15.17% for the year ended December 31, 2006 and 14.30% for the nine months ended September 30, 2006.  Our net income for the nine months ended September 30, 2007 decreased $121,000 or 2.5% to $4,647,000 compared to $4,768,000 for the nine months ended September 30, 2006.  Net income decreased due to a decrease in non-interest income and an increase in non-interest expenses, offset by increases in net interest income, and a decrease in the provision for credit losses.   Net interest margin decreased 8 basis points comparing the nine month periods ended September 30, 2007 and 2006.   Diluted EPS was $0.73 for the nine months ended September 30, 2007 compared to $0.74 for the same period in 2006.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2007 was 1.30% compared to 1.47% for the year ended December 31, 2006 and 1.37% for the nine months ended September 30, 2006.  The decrease in ROA compared to December 2006 is due to the decrease in net income relative to our increase in average assets.  Average assets for the nine months ended September 30, 2007 were $476,852,000 compared to $470,221,000 for the year ended December 31, 2006.  ROA for our peer group was 1.19% at June 30, 2007.  Peer group data from SNL Financial includes bank holding companies in central California with assets from $400 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent inverted interest rate yield curve on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 5.72% for the first three quarters of 2007, compared to 5.80% for the same period in 2006.  The decrease in net interest margin is principally due to an increase in the Company’s cost of funds which was not fully offset by the increase in yields on earning assets.  In comparing the two periods, the effective yield on total earning assets increased 33 basis points while the cost of total interest bearing liabilities increased 69 basis points and the cost of total deposits increased 48 basis points.  The Company’s total cost of deposits for the nine months ended September 30, 2007 was 1.90% compared to 1.42% for the same period in 2006.  The Company has less exposure than many of its competitors to such interest expense increases, as 32.4% of its average deposits are non-interest bearing.  Net interest income for the first three quarters of 2007 was $18,284,000 compared to $18,114,000 for the same period in 2006.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities and assets.  Non-interest income for the first nine months of 2007 decreased $148,000 or 4.2% to $3,350,000 compared to $3,498,000 for the nine months ended September 30, 2006 mainly due to decreases in gains from sales of assets, brokered loan fees, and gains from sales of investment securities, partially offset by increases in customer service charges, and merchant card fees.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had one non-performing loan totaling $11,000 as of September 30, 2007, none at December 31, 2006, and none as of September 30, 2006.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  The Company did not have any other real estate owned at September 30, 2007, December 31, 2006, or September 30, 2006.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased 4.5% during the first nine months of 2007 from $500,059,000 as of December 31, 2006 to $477,502,000 as of September 30, 2007.  Total gross loans increased 4.7% to $337,737,000 as of September 30, 2007 compared to $322,662,000 as of December 31, 2006.  Total deposits decreased 7.4% to $408,076,000 as of September 30, 2007 compared to $440,627,000 as of December 31, 2006.  Our loan to deposit ratio at September 30, 2007 increased to 82.8% compared to 73.2% at December 31, 2006.  We continue to underperform in our loan to deposit ratio compared to our peers. The loan to deposit ratio of our peers was 90.3% at June 30, 2007.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 65.6% for the first nine months of 2007 compared to 62.0% for the nine months ended September 30, 2006.  The decline in the efficiency ratio is due to the increase in operating expenses exceeding the increase in revenues, primarily due to the opening of three new branches and a new corporate headquarters during 2006.  The Company’s net interest income before provision for credit losses plus non-interest income increased 0.1% to $21,634,000 for the nine months ended September 30, 2007 compared to $21,612,000 for the same period in 2006, while non-interest expenses increased 6.3% to $14,325,000 from $13,474,000 for the same period in 2006.

RESULTS OF OPERATIONS

Net Income for the First Nine months of 2007 Compared to the Nine months ended September 30, 2006:

Net income decreased to $4,647,000 for the nine months ended September 30, 2007 compared to $4,768,000 for the nine months ended September 30, 2006.  Basic earnings per share were $0.78 and $0.80 for the nine months ended September 30, 2007 and 2006, respectively.  Diluted earnings per share were $0.73 and $0.74 for the nine months ended September 30, 2007 and 2006, respectively.  Annualized ROE was 12.15% for the nine months ended September 30, 2007 compared to 14.30% for the nine months ended September 30, 2006.  Annualized ROA for the nine months ended September 30, 2007 was 1.30% compared to 1.37% for the nine months ended September 30, 2006.

Net income for the nine months ended September 30, 2007 compared to the same period in the prior year decreased due mainly to the decrease in non-interest income and increases in non-interest expenses partially offset by increases in net interest income and a decrease in the provision for credit losses.  Net interest income after provision for credit losses increased due to a decrease in the provision for credit losses, the effect of the increase in average interest earning assets, particularly in loans, provided by our organic growth, and our ability to attract non-interest bearing deposits partially offset by an increase in the level of and rates paid on interest bearing liabilities.  Non-interest expenses increased primarily due to salaries and benefits and operating expenses.  Further discussion of salary and occupancy expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
	Average		Yield/	Average		Yield/
(Unaudited)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning deposits in other banks	$211	$5	3.16%	$738	$20	3.61%
Securities
Taxable securities	69,822	2,570	4.91%	75,615	2,355	4.15%
Non-taxable securities (1)	23,942	1,003	5.59%	27,565	1,212	5.86%
Total investment securities	93,764	3,573	5.08%	103,180	3,567	4.61%
Federal funds sold	10,499	408	5.18%	19,742	712	4.81%
Total	104,474	3,986	5.09%	123,660	4,299	4.64%
Loans (2) (3)	329,635	20,733	8.39%	301,834	18,880	8.34%
Federal Home Loan Bank stock	1,949	76	5.20%	1,771	63	4.74%
Total interest-earning assets	436,058	24,795	7.58%	427,265	23,242	7.25%
Allowance for credit losses	(3,771)			(3,416)
Non-accrual loans	59			276
Cash and due from banks	16,844			17,264
Bank premises and equipment	5,709			3,072
Other non-earning assets	21,953			21,057
Total average assets	$476,852			$465,518
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$73,584	379	0.69%	$79,645	118	0.20%
Money market accounts	98,780	1,975	2.67%	103,312	1,710	2.21%
Time certificates of deposit, under $100,000	47,887	1,528	4.25%	50,733	1,056	2.78%
Time certificates of deposit, $100,000 and over	61,827	2,069	4.46%	45,585	1,466	4.29%
Total interest-bearing deposits	282,078	5,951	2.81%	279,275	4,350	2.08%
Other borrowed funds	3,179	143	6.00%	7,854	303	5.14%
Total interest-bearing liabilities	285,257	6,094	2.85%	287,129	4,653	2.16%
Non-interest bearing demand deposits	135,408			130,540
Other liabilities	5,181			3,374
Shareholders’ equity	51,006			44,475
Total average liabilities and shareholders’ equity	$476,852			$465,518
Interest income and rate
earned on average earning assets		24,795	7.58%		23,242	7.25%
Interest expense and interest cost related to average interest-bearing liabilities		6,094	2.85%		4,653	2.16%

Net interest income and net interest margin (4)		$18,701	5.72%		$18,589	5.80%

(1) Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $341 and $412 in 2007 and 2006, respectively.
(2) Loan interest income includes loan fees of $586 in 2007 and $603 in 2006.
(3) Average loans do not include non-accrual loans.
(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 9.8% in the first nine months of 2007 compared to the same period in 2006.  The Company’s continued focus on building relationships has resulted in an increase in loan volume which was the main reason for the $1,853,000 increase.  Average total loans for the first nine months of 2007 increased 9.1% to $329,694,000 compared to $302,110,000 for the same period in 2006.  Competition for loans is strong in the Central Valley of California.  We have seen an increase in the number of regional and community banks opening branches and loan centers.  This competition is often reflected in aggressive loan pricing.  We are committed to providing our customers with the best price; however we are also committed to increasing our value to shareholders.  We believe we were able to meet the challenge and reported an increase in the yield on loans of 5 basis points for the first nine months of 2007 to 8.39% compared to 8.34% for the same period in 2006.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) on a non fully tax equivalent basis decreased $242,000 in the first nine months of 2007 compared to the same period in 2006, mainly due to the 15.5% decrease in average balances of total investments, partially offset by a 45 basis point increase in yields to 5.09% for the nine months ended September 30, 2007 compared to 4.64% for the same period in 2006.  Income from investments represents 19.9% of net interest income for the nine months ended September 30, 2007 compared to 21.5% for the same period in 2006.

In the first three quarters of 2007, we sold certain municipal securities in order to provide liquidity for our loan growth.  The result of the approximate $5,655,000 liquidation was a net realized gain on sale of investments of $44,000.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2007, we held $34,648,000 or 40.7% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 5.6%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of the tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At September 30, 2007, the average life of the investment portfolio was 4.0 years and the market value reflected a pre-tax unrealized gain of $145,000.  The Company reviewed its holdings in MBS and CMOs recently and none are invested in sub prime mortgage instruments.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2007, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $5,213,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $5,104,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates during the past 2 years which were in 25 and 50 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first nine months of 2007 increased $1,611,000, to $24,378,000 compared to $22,767,000 for the nine months ended September 30, 2006.  The increase was due to the 2.1% increase in the average balance of interest earning assets, combined with the 33 basis point increase in the yield on those assets.  Average interest earning assets increased to $436,058,000 for the nine months ended September 30, 2007 compared to $427,265,000 for the nine months ended September 30, 2006.  The yield on interest earning assets increased to 7.58% for the nine months ended September 30, 2007 compared to 7.25% for the nine months ended September 30, 2006.  The $8,793,000 increase in average earning assets can be attributed to our own organic growth in loans funded by a decrease in the level of Fed funds sold and by a decrease in the level of the investment portfolio due to sales and maturities.

Interest expense on deposits for the nine months ended September 30, 2007 increased $1,601,000 or 36.8% to $5,951,000 compared to $4,350,000 for the nine months ended September 30, 2006.  This increase was due to a 73 basis point increase in deposit rates due to the repricing of deposits in the higher current interest rate environment, with the change in mix of deposits with decreases in all types of interest-bearing deposits except for time deposits greater than $100,000 resulting in a $2,803,000 increase in the volume of average interest bearing deposits.  Average interest-bearing deposits were $282,078,000 for the nine months ended September 30, 2007 compared to $279,275,000 for the same period in 2006.  The 1.0% increase was the result of organic growth in our market areas.

Average other borrowed funds decreased to $3,179,000 with an effective rate of 6.00% for the nine months ended September 30, 2007 compared to $7,854,000 with an effective rate of 5.14% for the nine months ended September 30, 2006.  Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan matures in 2007, is indexed to the prime rate or one to three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate short-term borrowings.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has helped to mitigate the overall level of the Company’s cost of funds.  The cost of total deposits was 1.90% for the first three quarters of 2007 compared to 1.42% for the same period in 2006.  Average demand deposits increased 3.7% to $135,408,000 for the nine months ended September 30, 2007 from $130,540,000 for the nine months ended September 30, 2006.  The cost of all of our interest bearing liabilities increased 69 basis points to 2.85% for the nine months ended September 30, 2007 compared to 2.16% for the nine months ended September 30, 2006.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) decreased 0.9% to $286,760,000 for the nine months ended September 30, 2007 compared to $289,391,000 for the nine months ended September 30, 2006.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2007 increased by $170,000 or 0.9% to $18,284,000 compared to $18,114,000 for the nine months ended September 30, 2006.  This increase was primarily due to the 8 basis point decline in the net interest margin offset by an increase in average interest earning assets.  Average interest earning assets were $436,058,000 for the nine months ended September 30, 2007 with a net interest margin of 5.72% compared to $427,265,000 with a net interest margin of 5.80% for the nine months ended September 30, 2006.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in Thousands)	September 30, 2007 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2006 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,208	27.1%	$1,656	31.1%
Real estate	1,291	42.0%	1,210	40.7%
Real estate - construction and other land loans	338	12.4%	294	10.1%
Equity Lines of Credit	145	7.2%	171	7.5%
Agricultural Land and Production	523	9.7%	227	9.0%
Consumer & Installment	228	1.5%	193	1.5%
Other	27	0.1%	1	0.1%
Non-specific reserve	70		57
	$3,830		$3,809

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first nine months of 2007 were $360,000 compared to $600,000 for the same period in 2006.  The decrease in 2007 is due to our assessment of the required level and overall adequacy of the allowance for credit losses.  During the nine months ended September 30, 2007, the Company had net charge offs totaling $339,000 compared $332,000 for the same period in 2006.

The Company had one non-performing loan totaling $11,000 as of September 30, 2007, none as of December 31, 2006, and September 30, 2006.  Non-performing loans as a percentage of loans were not significant at September 30, 2007 and 0.00% at December 31, 2006 and September 30, 2006.  The Company did not have any other real estate owned at September 30, 2007, December 31, 2006 or September 30, 2006.

The net charge off ratio, which reflects net charge-offs to average loans for the nine months ended September 30, 2007 was 0.10% compared to 0.11% for the same period in 2006.  The historical ratios for the past three years were a net charge off ratio of 0.109% for 2006, 0.223% for 2005, and a net recovery ratio of 0.139% for 2004.

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

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gain on sales of investment securities and assets, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank stock dividends, and other income.  Non-interest income was $3,350,000 for the nine months ended September 30, 2007 compared to $3,498,000 for the same period ended September 30, 2006.  The $148,000 decrease in non-interest income was primarily due to decreases in gains from sales of assets, brokered loan fees, and gains from sales of investment securities, partially offset by increases in customer service charges, and merchant card fees.

Customer service charges increased $194,000 to $2,064,000 for the first nine months of 2007 compared to $1,870,000 for the same period in 2006, mainly due to an increase in transaction account service charge income.  These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased and the increase in fees generated by the overdraft protection program.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers.  Loan placement fees decreased $123,000 in the first nine months of 2007 to $161,000 compared to $284,000 for the nine months ended September 30, 2006.  Normal home sales due to “moving up” or relocating have decreased in Fresno and Madera counties on a period over period basis, as has refinancing activity, which are the major components of our loan placement fees.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

Net realized gains on sales of investment securities were $44,000 for the first nine months of 2007 compared to $123,000 for the same period in 2006.  In the first three quarters of 2007, we sold certain municipal securities in order to provide liquidity for our loan growth.  The result of the approximately $5,655,000 liquidation was a net realized gain on sale of investments of $44,000.

Appreciation in cash surrender value of bank owned life insurance (BOLI) remained relatively unchanged comparing the first three quarters of 2007 with the same period in 2006.  The average balance in this portfolio decreased comparing the two periods while the yield increased.  The Bank’s salary continuation, deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $1,996,000 in FHLB stock.  Dividends in the first nine months of 2007 increased $13,000 compared to the same period in 2006.

Other income increased $49,000 for the first nine months of 2007 compared to the same period in 2006.  The increase can be attributed primarily to an increase in merchant fees from bankcards.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $851,000 to $14,325,000 for the nine months ended September 30, 2007 compared to $13,474,000 for the nine months ended September 30, 2006.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 65.6% for the first nine months of 2007 compared to 62.0% for the nine months ended September 30, 2006.  The primary drivers for this change were increases in salaries and benefits expenses and occupancy expenses in addition to a decrease in non-interest income.

Salaries and employee benefits increased $213,000 or 2.7 % to $8,103,000 for the first nine months of 2007 compared to $7,890,000 for the nine months ended September 30, 2006.  The increase in salaries and employee benefits for the 2007 period can be attributed to normal cost increases for salaries and benefits and an increase in the number of employees primarily from the new employees for our Downtown Fresno and Sunnyside branches opened in 2006 and our loan production office in Modesto in 2007.  Commissions paid for loan placements are also in this category and decreased $35,000 in the periods under review.

Occupancy and equipment expense increased $236,000 to $1,982,000 for the first nine months of 2007 compared to $1,746,000 for the nine months ended September 30, 2007.  The 13.5% increase in occupancy expense for the nine months ended September 30, 2007 was due mainly to the opening of new branches in downtown Fresno and Sunnyside, the opening of our new loan production office in Modesto, our move to a new corporate headquarters, relocation of our Kerman office into a larger facility, and capitalized technology upgrades during 2006 and 2007.

Other categories of non-interest expenses increased $402,000 or 10.5% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the nine months ended September 30,	Other Expense 2007	Annualized % Avg. Assets	Other Expense 2006	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$368	0.10%	$338	0.10%
Audit/accounting	235	0.07%	280	0.08%
Data/item processing	627	0.18%	605	0.17%
ATM/debit card expenses	238	0.07%	215	0.06%
Director fees	130	0.04%	111	0.03%
Donations	81	0.02%	86	0.02%
Education and Training	82	0.02%	57	0.02%
General Insurance	93	0.03%	87	0.03%
Legal fees	186	0.05%	206	0.06%
Postage	131	0.04%	125	0.04%
Regulatory assessments	82	0.02%	85	0.02%
Stationery/supplies	157	0.04%	177	0.05%
Telephone	142	0.04%	85	0.02%
Operating losses	25	0.01%	27	0.01%
Other	1,663	0.47%	1,354	0.39%
Total other non-interest expense	$4,240		$3,838

Provision for Income Taxes

The effective income tax rate was 33.1% for the nine months ended September 30, 2007 compared to 36.7% for the nine months ended September 30, 2006.  Provision for income taxes totaled $2,302,000 and $2,770,000 for the nine months ended September 30, 2007, and 2006, respectively.  The decrease in the effective tax rate in the nine months ended September 30, 2007 compared to the prior year comparable period is due primarily to an increase in the state tax deduction for loans made in previous years in designated enterprise zones in California.

Net Income for the Third quarter of 2007 Compared to the Third quarter of 2006:

Net income was $1,576,000 for the third quarter ended September 30, 2007 compared to $1,669,000 for the third quarter ended September 30, 2006.  Basic earnings per share were $0.26 and $0.28 for the quarters ended September 30, 2007 and 2006, respectively.  Diluted earnings per share were $0.25 and $0.26 for the quarters ended September 30, 2007 and 2006, respectively.  Annualized ROE was 12.21% for the quarter ended September 30, 2007 compared to 14.28% for the quarter ended September 30, 2006.  Annualized ROA for the three months ended September 30, 2007 was 1.33% compared to 1.43% for the quarter ended September 30, 2006.

The decrease in net income for the quarter ended September 30, 2007 compared to the same period in the prior year was mainly due to the decrease in non-interest income and an increase in non-interest expenses partially offset by the increase in net interest income.  Net interest income increased due to the effect of the increase in average interest earning assets, particularly in loans, provided by our organic growth, and our ability to attract non-interest bearing deposits, offset by an increase in the level of and rates paid on interest bearing liabilities.  Non-interest expenses increased primarily due to salaries and benefits, occupancy expenses and other expenses.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

 (Dollars in Thousands)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007			FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest-earning deposits in other banks	$156	$1	2.56%	$459	$4	3.49%
Securities
Taxable securities	64,099	804	5.02%	73,013	813	4.45%
Non-taxable securities (1)	22,886	321	5.61%	25,073	355	5.66%
Total investment securities	86,985	1,125	5.17%	98,086	1,168	4.76%
Federal funds sold	8,578	109	5.08%	20,981	277	5.28%
Total	95,719	1,235	5.16%	119,526	1,449	4.85%
Loans (2) (3)	337,902	7,155	8.47%	307,634	6,565	8.54%
Federal Home Loan Bank stock	1,983	25	5.04%	1,858	23	4.95%
Total interest-earning assets	435,604	8,415	7.73%	429,018	8,037	7.49%
Allowance for credit losses	(3,782)			(3,521)
Non-accrual loans	27			17
Cash and due from banks	16,461			17,258
Bank premises & equipment	6,012			3,126
Other non-earning assets	21,357			21,323
Total average assets	$475,679	$8,415		$467,221	$8,037
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$71,457	$118	0.66%	$74,444	$41
Money market accounts	97,531	668	2.74%	104,606	689	2.63%
Time certificates of deposit, under $100,000	48,814	575	4.71%	42,498	392	3.69%
Time certificates of deposit, $100,000 and over	64,252	704	4.38%	57,342	560	3.91%
Total interest-bearing deposits	282,054	2,065	2.93%	278,890	1,682	2.41%
Other borrowed funds	1,821	30	6.59%	7,996	107	5.35%
Total interest-bearing liabilities	283,875	2,095	2.95%	286,886	1,789	2.49%
Non-interest bearing demand deposits	135,054			129,888
Other liabilities	5,124			3,675
Shareholders’ equity	51,626			46,772
Total average liabilities and shareholders’ equity	$475,679			$467,221
Interest income and rate
earned on average earning assets		$8,415	7.73%		$8,037	7.49%
Interest expense and interest cost related to average interest-bearing liabilities		2,095	2.95%		1,789	2.49%

Net interest income and net interest margin (4)		$6,320	5.80%		$6,248	5.82%

(1) Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $109 and $121 in 2007 and 2006, respectively.
(2) Loan interest income includes loan fees of $192 in 2007 and $156 in 2006.
(3) Average loans do not include non-accrual loans.
(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 9.0% in the third quarter of 2007 compared to the same period in 2006.  Management believes its continuing focus on building relationships has resulted in an increase in loan volume, which was the main driver of the $590,000 increase.  Average total loans for the third quarter of 2007 increased 9.8% to $337,929,000 compared to $307,651,000 for the same period in 2006.  Competition for loans is strong in the Central Valley of California.  Partially offsetting the effect of the increase in average loan totals, the yield on loans decreased 7 basis points for the third quarter of 2007 to 8.47% compared to 8.54% for the same period in 2006.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $202,000 in the third quarter of 2007 compared to the same period in 2006, mainly due to a decrease in the average investment balance for the third quarter of 2007 compared to the same period in 2006 partially offset by the increased yields.  The average balance of investments decreased $23,807,000 or 19.9% to $95,719,000 for the third quarter of 2007 from $119,526,000 for the comparable 2006 period as sales and maturities in the investment portfolio were used to fund the growth in the loan portfolio.  The yield on total investments for the quarter ended September 30, 2007 was 5.16% compared to 4.85% for the quarter ended September 30, 2006.  Income from investments represents 18.2% of net interest income for the third quarter of 2007 compared to 21.8% for the same quarter in 2006.

Total interest income for the third quarter of 2007 increased $388,000, to $8,281,000 compared to $7,893,000 for the quarter ended September 30, 2006.  The increase was due to the 1.5% increase in the average balance of interest earning assets, combined with the 24 basis point increase in the yield on those assets.  Average interest earning assets increased to $435,604,000 for the quarter ended September 30, 2007 compared to $429,018,000 for the quarter ended September 30, 2006.  The yield on interest earning assets increased to 7.73% for the quarter ended September 30, 2007 compared to 7.49% for the quarter ended September 30, 2006.  The $6,586,000 increase in average earning assets can be attributed to our own organic growth.

Interest expense on deposits for the quarter ended September 30, 2007 increased $383,000 or 22.8% to $2,065,000 compared to $1,682,000 for the quarter ended September 30, 2006.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, increased 33 basis points to 1.98% for the quarter ended September 30, 2007 compared to 1.65% for the same period in 2006.  This increase was due to the repricing of interest bearing deposits in the higher current interest rate environment and the change in mix of deposits with decreases in transactional accounts and increases in time certificates of deposits.  Additionally, average interest bearing deposits increased 1.1% or $3,164,000 comparing the third quarter of 2007 to the same period in 2006.  Average interest-bearing deposits were $282,054,000 for the quarter ended September 30, 2007, with an effective rate paid of 2.93%, compared to $278,890,000 for the same period in 2006, with an effective rate paid of 2.41%.

Average other borrowed funds decreased $6,175,000 or 77.2% to $1,821,000 with an effective rate of 6.59% for the quarter ended September 30, 2007 compared to $7,996,000 with an effective rate of 5.35% for the quarter ended September 30, 2006.  Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) for liquidity and a loan from a major bank, primarily to provide additional capital for the Bank in conjunction with the merger of Bank of Madera County in 2005.  This bank loan matures in 2007, is indexed to the prime rate or the one to three-month LIBOR and reprices quarterly.  The FHLB advances are fixed rate short-term borrowings.

The cost of all of our interest bearing liabilities increased 46 basis points to 2.95% for the quarter ended September 30, 2007 compared to 2.49% for the quarter ended September 30, 2006.  The increase is due to the higher current interest rate environment as mentioned above.  Offsetting  the increase in the cost of interest bearing deposits and other borrowings, is the increase in non-interest bearing demand deposits which contributed to keeping the Company’s cost of funds relatively low compared to its peers.  Average demand deposits increased 4.0% to an average $135,054,000 for the quarter ended September 30, 2007 from $129,888,000 for the quarter ended September 30, 2006.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) decreased 1.1% to $283,283,000 for the quarter ended September 30, 2007 compared to $286,334,000 for the quarter ended September 30, 2006.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2007 increased $82,000 or 1.3% to $6,186,000 compared to $6,104,000 for the quarter ended September 30, 2006.  This increase was primarily due to the increase in average interest earning assets offset by the decrease in the net interest margin of 2 basis points and a decrease in average interest-bearing liabilities.  Average interest earning assets were $435,604,000 for the quarter ended September 30, 2007 with a net interest margin of 5.80% compared to $429,018,000 with a net interest margin of 5.82% for the quarter ended September 30, 2006.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the third quarter of 2007 were $120,000 compared to $100,000 for the third quarter of 2006.  The increase in 2007 is principally due to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses.

The Company had one non-performing loan totaling $11,000 as of September 30, 2007 compared to none as of December 31, 2006 and September 30, 2006.  The Company did not have any other real estate owned at September 30, 2007 or 2006, or December 31, 2006.

The Company had $33,000 net loan charge-offs for the third quarter of 2007 compared to net recoveries of $82,000 for the same quarter in 2006.  The net charge-off ratio, which reflects net charge-offs to average loans, was 0.009% for the quarter ended September 30, 2007 compared to a net recovery ratio of 0.027% for the quarter ended September 30, 2006.  Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, Federal Home loan Bank stock dividends and other income.  Non-interest income was $1,075,000 for the quarter ended September 30, 2007 compared to $1,295,000 for the same period ended September 30, 2006.  The $220,000 decrease in non-interest income comparing the quarter ended September 30, 2007 to the same period in 2006 was primarily due to a decrease in gain on sale of assets, and loan placement fees, partially offset by an increase in customer service charges.

Gain on sale of assets decreased $188,000 for the quarter ended September 30, 2007 compared to the same period in 2006 due to the sale of an administrative building during the third quarter of 2006.  Customer service charges increased $42,000 to $707,000 for the third quarter of 2007 compared to $665,000 for the same period in 2006 due primarily to an increase in analysis service charges on business checking accounts.  Loan placement fees decreased $55,000 to $33,000 for the third quarter of 2007 compared to $88,000 for the same period in 2006 due to a decrease in new residential mortgage loan refinancing.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $233,000 to $4,864,000 for the quarter ended September 30, 2007 compared to $4,631,000 for the same period in September 30, 2006.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 65.6% for the third quarter of 2007 compared to 62.0% for the third quarter of 2006. The decline in the efficiency ratio is due to the increase in operating expenses exceeding the increase in revenues, primarily due to the opening of three new branches and new corporate headquarters during 2006.

Salaries and employee benefits increased $42,000 or 1.6% to $2,731,000 for the third quarter of 2007 compared to $2,689,000 for the third quarter of 2006.  The increase in salaries and employee benefits for the third quarter of 2007 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits, the new employees for new branch offices in downtown Fresno and the Sunnyside area of Fresno and the new loan production office in Modesto, incentive based compensation due to increased loan production profitability, and stock based compensation expense.

Occupancy and equipment expense increased $66,000 to $675,000 for the third quarter of 2007 compared to $609,000 for the third quarter of 2006.  The 10.8% increase in occupancy expense for the quarter ended September 30, 2007 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with opening new branches in downtown Fresno and Sunnyside area, new corporate headquarters, relocation of our Kerman office into a larger facility, the opening of our new Modesto loan production office, and capitalized technology upgrades during 2006 and 2007.

Other non-interest expenses increased $125,000 or 9.4% in the period under review.  The increase is mainly due to incremental expenses associated with the above facility expansion.

Provision for Income Taxes

The effective income tax rate was 30.8% for the third quarter of 2007 compared to 37.4% for the same period in 2006.  Provision for income taxes totaled $701,000 and $999,000 for the quarter ended September 30, 2007, and 2006, respectively.  The decrease in the effective tax rate for the three months ended September 30, 2007 compared to the prior year comparable period is due primarily to an increase in the state tax deduction for loans made in prior years in designated enterprise zones in California.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2007 compared to December 31, 2006

As of September 30, 2007, total assets were $477,502,000, a decrease of 4.5%, or $22,557,000, compared to $500,059,000 as of December 31, 2006.  Total gross loans increased 4.7% or $15,075,000, to $337,737,000 as of September 30, 2007 compared to $322,662,000 as of

December 31, 2006.  Total deposits decreased 7.4% or, $32,551,000 to $408,076,000 as of September 30, 2007 compared to $440,627,000 as of December 31, 2006.  Stockholders’ equity increased to $52,710,000 as of September 30, 2007 compared to $49,778,000 as of December 31, 2006.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale.  As of September 30, 2007, $41,216,000 was held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities decreased 18.3% from $104,117,000 at December 31, 2006 to $85,080,000 at September 30, 2007.  The fair value of the portfolio reflected an unrealized gain of $145,000 at September 30, 2007 compared to an unrealized loss of $195,000 at December 31, 2006.

We held $1,996,000 in Federal Home Loan Bank stock as of September 30, 2007 compared to $1,891,000 as of December 31, 2006.  The increase is the result of additional stock purchases and stock dividends received.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

	Gross	Gross	Estimated
September 30, 2007	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	(Loss)	Value
U.S. Government agencies	$22,470	$91	$(130)	$22,431
Obligations of states and political subdivisions	23,881	248	(121)	24,008
U.S. Government agencies collateralized by
mortgage obligations	34,534	216	(102)	34,648
Other securities	4,195	—	(57)	4,138
	$85,080	$555	$(410)	$85,225

	Gross	Gross	Estimated
December 31, 2006	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	(Loss)	Value
U.S. Government agencies	$28,643	$34	$(358)	$28,319
Obligations of states and political subdivisions	26,210	373	(168)	26,415
U.S. Government agencies collateralized by
mortgage obligations	45,561	204	(237)	45,528
Other securities	3,703	—	(43)	3,660
	$104,117	$611	$(806)	$103,922

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

Loans

Total gross loans increased 4.7% or $15,075,000, to $337,737,000 as of September 30, 2007 compared to $322,662,000 as of December 31, 2006.  The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2007	% of Total loans	December 31, 2006	% of Total loans

Commercial	$91,683	27.1%	$100,675	31.1%
Real estate	142,249	42.0%	131,617	40.7%
Real estate - construction and other land loans	41,853	12.4%	32,790	10.1%
Equity lines of credit	24,230	7.2%	24,178	7.5%
Agricultural Land and Production	32,792	9.7%	28,907	9.0%
Consumer and installment	5,278	1.5%	4,872	1.5%
Other	271	0.1%	375	0.1%

	338,356	100.0%	323,414	100.0%
Deferred loan fees, net	(619)		(752)
Allowance for credit losses	(3,830)		(3,809)
Total loans	$333,907		$318,853

As of September 30, 2007, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 61.6% of total loans.  This level of concentration is consistent with 58.3% at December 31, 2006.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company is not involved in any sub-prime mortgage lending activities and the loan portfolio does not include any sub prime mortgage loans at September 30, 2007 or December 31, 2006.

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

At September 30, 2007 and December 31, 2006, we had no OREO, repossessed assets or restructured loans.  At September 30, 2007 we had one non-accrual loan totaling $11,000 compared to no non-accrual loans at December 31, 2006.  At September 30, 2007, we estimated the potential for any losses from these credits would have a minimal impact on the allowance for credit losses.

A summary of non-accrual, restructured, and past due loans at September 30, 2007 and December 31, 2006 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at September 30, 2007 and December 31, 2006. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	September 30, 2007	December 31, 2006
Non-accrual Loans
Consumer	$11	$—
Total non-accrual	11	—
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	$11	$—
Nonperforming loans to total loans	0.00%	0.00%
Ratio of non-performing loans to allowance for credit losses	0.29%	0.00%
Loans considered to be impaired	$11	$—
Related allowance for credit losses on impaired loans	$11	$—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of September 30, 2007, there was one non-accrual loan totaling $11,000 that was considered impaired but did not require any valuation allowance.  We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Month Period Ended	For the Twelve Month Period Ended
(In thousands)	September 30, 2007	December 31, 2006
Balance, beginning of the year	$3,809	$3,339
Provision charged to operations	360	800
Losses charged to allowance	(403)	(721)
Recoveries	64	391

Balance, end of period	$3,830	$3,809

Ratio of non-performing loans to allowance for credit losses	0.29%	0.0%
Allowance for credit losses to total loans	1.13%	1.18%

As of September 30, 2007 the balance in the allowance for credit losses was $3,830,000 compared to $3,809,000 as of December 31, 2006.  For the nine months ended September 30, 2007, charge offs totaled $403,000 and recoveries totaled $64,000 compared to charge offs of $662,000 and recoveries of $330,000 for the same period ended September 30, 2006.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $141,910,000 as of September 30, 2007 compared to $134,549,000 as of December 31, 2006.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of September 30, 2007 the allowance was 1.13% of total gross loans compared to 1.18% as of December 31, 2006.  During the nine months ended September 30, 2007, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Non-performing loans totaled $11,000 as of September 30, 2007, and there were no non-performing loans as of December 31, 2006.  Management believes the allowance at September 30, 2007 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits decreased $32,551,000 or 7.4% to $408,076,000 as of September 30, 2007 compared to $440,627,000 as of December 31, 2006.  Interest bearing deposits decreased $14,631,000 or 5.0% to $275,814,000 as of September 30, 2007 compared to $290,445,000 as of December 31, 2006.  Non-interest bearing deposits decreased $17,920,000 or 11.9% to $132,262,000 as of September 30, 2007 compared to $150,182,000 as of December 31, 2006.

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

The composition of the deposits and average interest rates paid at September 30, 2007 and December 31, 2006 is summarized in the table below.

(Dollars in thousands)	September 30, 2007	Percent of Total Deposits	Effective Rate	December 31, 2006	Percent of Total Deposits	Effective Rate
NOW Accounts	$51,492	12.6%	0.77%	$56,177	12.8%	0.10%
MMA Accounts	95,134	23.3%	2.67%	109,069	24.7%	2.34%
Time Deposits	109,374	26.8%	4.37%	104,170	23.6%	3.65%
Savings Deposits	19,814	4.9%	0.49%	21,029	4.8%	0.45%
Total Interest-bearing	275,814	67.6%	2.81%	290,445	65.9%	2.20%
Non-interest bearing	132,262	32.4%		150,182	34.1%
Total deposits	$408,076	100.0%		$440,627	100.0%

Short-term borrowings totaled $10,313,000 as of September 30, 2007 compared to $3,250,000 as of December 31, 2006.  Short-term borrowings at September 30, 2007, represent principal payments coming due in the next twelve months on the loan with a major bank (described below) and FHLB advances.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

The Company has a non-revolving loan agreement with a major bank under which it initially borrowed $2,500,000 and which had $313,000 in outstanding principal balance at September 30, 2007.  The loan matures on December 31, 2007, bears interest indexed to the prime rate or LIBOR, at the Company’s election and reprices each quarter.

Capital

Our stockholders’ equity increased to $52,710,000 as of September 30, 2007 compared to $49,778,000 as of December 31, 2006.  The increase in stockholders’ equity is a result of net income of $4,647,000 for the nine months ended September 30, 2007 combined with the proceeds from the exercise of stock options and the change in the unrealized gains on the available for sale investment securities, offset by payment of cash dividends, and the repurchase of our common stock.  During the nine months ended September 30, 2007, the Company repurchased 162,500 shares of its common stock for $2,402,000 in open market trading with $199,000 remaining to repurchase shares as authorized by the Company’s Board of Directors.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$42,745	9.18%	$39,864	8.41%
Minimum regulatory requirement	18,633	4.00%	18,967	4.00%
Central Valley Community Bank	41,440	8.89%	39,045	8.24%
Minimum requirement for “Well-Capitalized” institution	23,297	5.00%	23,703	5.00%
Minimum regulatory requirement	18,637	4.00%	18,963	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	42,745	11.32%	39,864	10.97%
Minimum regulatory requirement	15,100	4.00%	14,536	4.00%
Central Valley Community Bank	41,440	10.99%	39,045	10.72%
Minimum requirement for “Well-Capitalized” institution	22,623	6.00%	21,852	6.00%
Minimum regulatory requirement	15,082	4.00%	14,568	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	46,575	12.34%	43,673	12.02%
Minimum regulatory requirement	30,200	8.00%	29,073	8.00%
Central Valley Community Bank	45,270	12.01%	42,854	11.77%
Minimum requirement for “Well-Capitalized” institution	37,705	10.00%	36,419	10.00%
Minimum regulatory requirement	30,164	8.00%	29,135	8.00%

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

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At September 30, 2007 our available borrowing capacity includes approximately $18,000,000 in federal funds lines with our correspondent banks and $14,974,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At September 30, 2007, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2007 and December 31, 2006:

Credit Lines (In thousands)	September 30, 2007	Balance at September 30, 2007	December 31, 2006	Balance at December 31,2006
Unsecured Credit Lines (interest rate varies with market)	$18,000	$0	$18,000	$0
Federal Home Loan Bank (interest rate at prevailing interest rate)	Collateral pledged $25,577 Fair Value of Collateral$25,582	$10,000	Collateral pledged $16,848 Fair Value of Collateral$16,758	$2,000
Federal Reserve Bank (interest rate at prevailing discount interest rate)	Collateral pledged $2,261 Fair Value of Collateral$2,226	$0	Collateral pledged $2,271 Fair Value of Collateral$2,200	$0

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note 5 — Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 10 — Commitments and Contingencies in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 10 — Commitments and Contingencies in the Company’s 2006 Annual Report to Shareholders’ on Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of September 30, 2007, approximately 87.4% of our loan portfolio was tied to adjustable rate indices. The majority of these adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of September 30, 2007, 92.1% of our time deposits mature within one year or less.  As of September 30, 2007, $313,000 of our short-term debt reprices on a monthly basis.

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

Approximately 87.4% of our loan portfolio is tied to adjustable rate indices and 50.8% of our loan portfolio reprices within 90 days.  As of September 30, 2007, we had 101 loans totaling $37,608,000 with floors ranging from 1% to 8% and ceilings ranging from 10% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2008 under the interest rate shock scenarios stated.  The table was prepared as of September 30, 2007, at which time prime interest rate was 7.75%.  The amounts identified in the table are not materially different from what we showed at December 31, 2006.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income ($000)	$ Change from Rates at September 30, 2007 ($000)	Percent Change from Rates at September 30, 2007
UP 300 bp	$26,499	$2,802	11.83%
UP 200 bp	25,521	1,825	7.70%
UP 100 bp	24,608	912	3.85%
UNCHANGED	23,696	0	—
DOWN 100 bp	22,741	(956)	(4.03%	)
DOWN 200 bp	21,656	(2,040)	(8.61%	)
DOWN 300 bp	20,649	(3,048)	(12.86%	)

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity for the Company’s quarter ending September 30, 2007 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan
				$535,766
07/01/2007 — 07/31/2007	17,300	$14.20	17,300	$289,241
08/01/2007 — 08/31/2007	7,300	$12.25	7,300	$199,451
09/01/2007 — 09/30/2007	—	—	—	—

Total	24,600	$13.67	24,600

(1)                                  The Company approved a stock repurchase program effective April 18, 2007 and ending October 18, 2007 with the intent to purchase shares for an aggregate amount of $2,000,000.   During the quarter ended September 30, 2007, the Company repurchased a total of  24,600 shares at a cost of $336,315.

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

Central Valley Community Bancorp

Date: November 9, 2007	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: November 9, 2007	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

 EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002