Form 10-K
period 2007-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2008-03-05
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:  000-31977

CENTRAL VALLEY COMMUNITY BANCORP

 (Exact name of registrant as specified in its charter)

CALIFORNIA	77-0539125
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7100 N. Financial Dr. Fresno CA	93720
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $58,374,000 based on the average bid and asked price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 3, 2008
[Common Stock, No par value per share]	5,976,816 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2008 (Proxy Statement)	Part III

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

Copies of the annual report on Form 10-K for the year ended December 31, 2007 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Fresno, CA  93720.

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

Central Valley Community Bancorp (the Company) was incorporated on February 7, 2000 as a California corporation, for the purpose of becoming the holding company for Central Valley Community Bank (the Bank), formerly known as Clovis Community Bank, a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Board of Governors).

At December 31, 2007, we had one banking subsidiary, the Bank. Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California. We serve Fresno County, Madera County, Sacramento County, and Stanislaus County and their surrounding areas through the Bank. We do not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis. At December 31, 2007, we had consolidated total assets of approximately $483,685,000. See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and Financial Statements.

During 2006, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 or approximately 1% of its outstanding shares of common stock during the period from October 23, 2006 to June 30, 2007.

On April 18, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock.  The plan called for repurchases of up to approximately $2,000,000 of the Company’s outstanding shares of common stock during the period from April 18, 2007 to October 18, 2007.

On November 20, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 during the period from November 21, 2007 to May 21, 2008.

During 2006 and 2007, under all three plans, the Company repurchased 213,000 shares at an average price of $14.57 for a total cost of $3,102,000.

As of February 22, 2008, we had a total of 168 employees and 152 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System.

The Bank operates 12 full-service banking offices in Clovis, Fresno, Kerman, Madera, Oakhurst, Sacramento, and Prather, one limited-service banking office in Fresno, and a loan production office in Modesto, California. The Oakhurst and Madera branches were added through the BMC merger.  One of the offices is in a Save Mart Supermarket and offers extended banking hours, including Saturday hours, for the convenience of the Bank’s customers.  The Bank has a Real Estate Division and an SBA Lending Division located at our corporate headquarters in Fresno. All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings. All types of permanent single family residential loans are also offered. Our total market share of deposits in Fresno and Madera counties increased to 4.16% in 2007 compared to 3.94% in 2006 based on FDIC deposit market share information published as of June 30, 2007.

The Bank of Madera County (BMC) was merged with and into the Bank on January 1, 2005.  The transaction was combination of cash and stock and was accounted for under the purchase method of accounting.  BMC had two branches in Madera County which continue to be operated by the Bank.

During 2007, the Bank opened a loan production office in Modesto, California, and relocated our Kerman branch to a new larger facility.  The Bank opened full service retail offices in the Fresno downtown area on February 13, 2006 and in the Sunnyside area of Fresno on November 13, 2006.  During October 2006, the Company consolidated its administrative offices into a single location on North Financial Drive in Fresno and opened a limited-service branch there.

Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses. The Bank anticipates additional branch openings to meet the growing service needs of its customers, although none are planned during 2008.

The Bank established an interest in Central Valley Community Insurance Services, LLC (Insurance Services) at the end of 2006.  The purpose of this new entity is to market health, commercial property and casualty insurance products and services primarily to business customers.

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

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2007, we had total loans of $341,128,000.  Total commercial and industrial loans outstanding were $92,613,000; total agricultural land and production loans outstanding were $32,167,000, total real estate construction, land development and other land loans outstanding were $48,593,000; total other real estate loans outstanding were $137,548,000, total equity loans and lines of credit were $24,595,000 and total consumer installment loans outstanding were $6,200,000. We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company. However, at December 31, 2007 approximately 61.8% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 36.5% consisted of commercial loans.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity and consumer loans. In addition, our business activities currently are mainly concentrated in Fresno County, California. Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on our business.

In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday – Thursday	Friday	Saturday
Clovis Main	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Clovis Main Drive Up	8:00 a.m. to 5:30 p.m.	8:00 a.m. to 6:00 p.m.	None
Foothill	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Herndon & Fowler	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 4:00 p.m.
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Kerman	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
River Park	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.

	Drive Up 9:00 a.m. to 5:30 p.m.	Drive Up 9:00 a.m. to 6:00 p.m.	Drive Up 10:00 a.m. to 2:00 p.m.
Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None
Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Sunnyside	9:00 a.m. to 5:00 p.m. Drive Up 8:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.
Financial Drive	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 5:00 p.m.	None
Fresno Downtown	9:00 a.m. to 4:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	9:00 a.m. to 5:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	None

Automated teller machines operate at 12 branch locations and one non-branch location.  All but one operates 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento office.  Our Real Estate, Small Business Administration (SBA) Departments and Modesto loan-production office maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available upon customer request.

To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.

In Fresno and Madera Counties, in addition to our 11 full-service and one limited-service branch locations, serving the Bank’s primary service areas, as of December 31, 2007 there were 192 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office.  Business activity in our primary service area is oriented toward light industry, small business and agriculture.   The June 2007 FDIC Summary of Deposits report indicated the Company had 4.1% of the total deposits held by all depositories in Fresno County and 4.8% in Madera County.  In Sacramento County, in addition to our one branch, as of December 31, 2007 there were 246 operating banking and credit union offices in our primary service area.

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. Major banks offer certain services such as international banking and trust services which are not offered directly but which usually can be offered indirectly through correspondent institutions. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do. Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2007, the Bank’s legal loan limits to individual customers were $6,913,000 for unsecured loans and $11,522,000 for unsecured and secured loans combined. For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits. In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, remote deposit, self-service branches, and in-store branches.

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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2007, 2006 and 2005 and an analysis of interest rates and the interest rate differential for the years then ended. Table B sets forth the changes in interest income and interest expense in 2007 and 2006 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2007, 2006 and 2005 and the book value, maturities and weighted average yield of investment securities at December 31, 2007 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2007, 2006, 2005, 2004, and 2003, is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2007 are summarized in Table E.

Table F shows the composition of non-accrual, past due and restructured loans at December 31, 2007, 2006, 2005, 2004, and 2003. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on non-accrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2007, 2006, and 2005.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2007.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2007, 2006, and 2005.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2007, 2006, and 2005. The average balances reflect daily averages except non-accrual loans, which were computed using quarterly averages.

	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$168	$5	2.98%	$634	$22	3.47%	$2,136	$59	2.76%
Securities:
Taxable securities	67,516	3,350	4.96%	74,915	3,191	4.26%	86,857	3,002	3.46%
Non-taxable securities (1)	23,848	1,333	5.59%	26,749	1,556	5.82%	25,096	1,806	7.20%
Total investment securities	91,364	4,683	5.13%	101,664	4,747	4.67%	111,953	4,808	4.29%
Federal funds sold	11,721	583	4.97%	23,404	1,165	4.98%	21,590	702	3.25%
Total	103,253	5,271	5.11%	125,702	5,934	4.72%	135,679	5,569	4.10%
Loans (2)(3)	331,347	27,748	8.37%	303,867	25,527	8.40%	276,957	21,115	7.63%
Federal Home Loan Bank stock	1,964	102	5.19%	1,799	89	4.95%	1,621	68	4.19%
Total interest-earning assets (1)	436,564	$33,121	7.59%	431,368	$31,550	7.31%	414,257	$26,752	6.46%
Allowance for credit losses	(3,794)			(3,483)			(3,507)
Non-accrual loans	112			207			898
Cash and due from banks	16,675			17,404			19,365
Bank premises and equipment	5,747			3,369			3,004
Other non-earning assets	22,017			21,356			21,663
Total average assets	$477,321			$470,221			$455,680

	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$73,072	$445	0.61%	$78,410	$162	0.21%	$83,781	$149	0.18%
Money market accounts (MMA)	99,448	2,621	2.64%	105,632	2,467	2.34%	111,519	1,500	1.35%
Time certificates of deposit, under $100,000	49,552	2,112	4.26%	53,208	1,499	2.82%	50,841	1,017	2.00%
Time certificates of deposit, $100,000 and over	60,467	2,716	4.49%	44,910	2,082	4.64%	36,872	1,220	3.31%
Total interest-bearing deposits	282,539	7,894	2.79%	282,160	6,210	2.20%	283,013	3,886	1.37%
Other borrowed funds	2,759	164	5.94%	6,774	349	5.15%	6,725	253	3.76%
Total interest-bearing liabilities	285,298	$8,058	2.82%	288,934	$6,559	2.27%	289,738	$4,139	1.43%
Non-interest bearing demand deposits	135,152			132,150			124,175
Other liabilities	5,117			3,573			3,076
Shareholders’ equity	51,754			45,564			38,691
Total average liabilities and shareholders’ equity	$477,321			$470,221			$455,680
Interest income and rate earned on average earning assets (1)		$33,121	7.59%		$31,550	7.31%		$26,752	6.46%
Interest expense and interest cost related to average interest-bearing liabilities		8,058	2.82%		6,559	2.27%		4,139	1.43%
Net interest income and net interest margin (4)		$25,063	5.74%		$24,991	5.79%		$22,613	5.46%

(1)	Computed on a tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $453, $529, and $614 in 2007, 2006, and 2005, respectively.
(2)	Loan interest income includes loan fees of $873 in 2007, $798 in 2006; and $961 in 2005
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Years Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(15)	$(2)	$(17)	$(59)	$22	$(37)
Investment securities:
Taxable	(238)	397	159	(274)	463	189
Non-taxable (1)	(164)	(59)	(223)	131	(381)	(250)
Total investment securities	(402)	338	(64)	(143)	82	(61)
Federal funds sold	(580)	(2)	(582)	63	400	463
Loans	2,292	(71)	2,221	2,154	2,258	4,412
FHLB Stock	9	4	13	8	13	21
Total earning assets (1)	1,304	267	1,571	2,023	2,775	4,798
Interest expense:
Deposits:
Savings, NOW and MMA	(152)	589	437	(89)	1,069	980
Certificates of deposit under $100,000	(95)	708	613	49	433	482
Certificates of deposit $100,000 and over	697	(63)	634	304	558	862
Total interest-bearing deposits	450	1,234	1,684	264	2,060	2,324
Other borrowed funds	(248)	63	(185)	2	94	96
Total interest bearing liabilities	202	1,297	1,499	266	2,154	2,420
Net interest income (1)	$1,102	$(1,030)	$72	$1,757	$621	$2,378

(1)   Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2007, 2006, and 2005 is set forth in the following table. At December 31, 2007, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available for Sale	Book Value at December 31,
(In thousands)	2007	2006	2005
U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$8,496	$28,643	$23,314
Mortgage-backed securities	46,088	45,561	48,479
Obligations of states and political subdivisions	25,736	26,210	31,036
Other securities	3,819	3,703	3,608
Total Available-for-Sale Securities	$84,139	$104,117	$106,437

Table C (Continued)

INVESTMENT PORTFOLIO

The book value, maturities and weighted average yield of investment securities at December 31, 2007 are summarized in the following table.

			After one through five
(Dollars in thousands)	In one year or less		years		After five through ten years		After ten years		Total
Available for Sale	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Obligations of other U.S. Government agencies and corporations	$8,496	4.00%	$—	—	$—	—	$—	—	$8,496	4.00%
Mortgage-backed securities	—		1,001	4.50%	6,222	5.32%	38,864	5.35%	46,088	5.33%
Obligations of states & political subdivisions	—		3,492	4.23%	16,090	4.64%	6,154	2.59%	25,736	4.06%
Other securities	3,819	4.71%	—		—		—		3,819	4.71%

Total Available for Sale	$12,315	4.22%	$4,493	4.29%	$22,312	4.83%	$45,018	4.98%	$84,139	4.78%

(1)   Not computed on a tax equivalent basis.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2007, 2006, 2005, 2004, and 2003 is summarized in the table below.

(In thousands)	2007	2006	2005	2004	2003
Commercial and industrial	$71,416	$78,441	$82,978	$57,669	$55,506
Real estate
Construction, land development & other land loans	48,593	48,424	46,523	35,364	25,232
Other	173,640	149,586	124,043	75,424	77,468
Equity loans and lines of credit	21,645	21,858	23,604	18,714	12,565
Loans to finance agricultural production or other loans to farmers	17,584	17,102	17,547	15,946	10,714
Installment loans to individuals for household, family and other personal expenditures	8,380	7,549	7,539	6,420	5,117
Other	458	454	160	240	320
Subtotal	341,716	323,414	302,394	209,777	186,922
Deferred loan fees, net	(588)	(752)	(592)	(498)	(648)
Subtotal	341,128	322,662	301,802	209,279	186,274
Allowance for credit losses	(3,887)	(3,809)	(3,339)	(2,697)	(2,425)
Total (1)	$337,241	$318,853	$298,463	$206,582	$183,849

(1) Includes non-accrual loans of:

2007	2006	2005	2004	2003
$179	$—	$616	$—	$634

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2007.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Real estate construction	$45,790	$2,803	$—	$48,593
Other real estate	76,064	100,455	18,766	195,285
Commercial, agricultural and other	59,934	22,986	6,538	89,458
Installment	5,494	1,959	927	8,380
	$187,282	$128,203	$26,231	$341,716
Sensitivity to Changes in Interest Rates:
Loans with Fixed Interest Rates	$20,638	$33,200	$23,728	$77,566
Loans with Floating Interest Rates	166,644	95,003	2,503	264,150
Total	$187,282	$128,203	$26,231	$341,716

Table F

COMPOSITION OF NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of non-accrual, restructured and past due loans at December 31, 2007, 2006, 2005, 2004, and 2003 is set forth below:

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Non-accrual	$179	$—	$616	$—	$634
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans	—	—	—	—	—
	$179	$—	$616	$—	$634

Non-accrual loans to total loans	0.05%	0.0%	0.20%	0.0%	0.34%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans. Interest income from non-accrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on non-accrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due. Loans in the non-accrual category are treated as non-accrual loans even though we may ultimately recover all or a portion of the interest due. These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured. We had non-accrual loans totaling

$179,000 at December 31, 2007 and interest foregone on nonaccrual loans totaled $8,000 for the year then ended.  There were no loans on non-accrual at December 31, 2006 or interest foregone on nonaccrual loans for the year then ended. See Note 3 of Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

There was $616,000 in loans on non-accrual at December 31, 2005.  At December 31, 2005 interest foregone on nonaccrual loans totaled $76,000 for the year then ended.  There were no loans on nonaccrual at December 31, 2004 or interest foregone on nonaccrual loans for the year then ended.  At December 31, 2003, nonaccrual loans totaled $634,000 and interest foregone on nonaccrual loans totaled $27,000 for the year then ended.

At December 31, 2007, 2006, 2005, 2004 and 2003 the Company had no restructured loans.  See Note 3 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized. Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination. Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

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

As of December 31, 2007, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003.

(Dollars in thousands)	2007	2006	2005	2004	2003
Loans outstanding at December 31,	$341,716	$323,414	$302,394	$209,777	$186,922
Average loans outstanding during year	$331,459	$304,074	$277,855	$195,223	$174,708
Allowance for credit losses:
Balance at beginning of year	$3,809	$3,339	$2,697	$2,425	$2,433
Deduct loans charged-off:
Commercial and industrial	(264)	(539)	(702)	—	(172)
Real estate – construction	—	—	—	—	—
Real estate – other	(12)	—	—	—	—
Loans to finance agricultural and other loans to farmers	—	—	—	—	—
Loans to individuals for household, family and other personal expenditures	(205)	(182)	(85)	(24)	(45)
Other	—	—	—	—	—
Total loans charged-off	(481)	(721)	(787)	(24)	(217)
Add recoveries of loans charged off:
Commercial and industrial	15	293	10	273	167
Real estate – construction	—	—	—	—	—
Real estate – other	1	—	25	—	9
Loans to finance agricultural and other loans to farmers	—	—	—	—	—
Loans to individuals for household, family and other personal expenditures	63	98	48	23	33
Other	—	—	85	—	—
Total recoveries	79	391	168	296	209
Net (charge-offs) recoveries	(402)	(330)	(619)	272	(8)
Allowance acquired in merger of Bank of Madera County	—	—	751	—	—
Add provision charged to operating expense	480	800	510	—	—
Balance at end of year	$3,887	$3,809	$3,339	$2,697	$2,425
Allowance for credit losses as a percentage of outstanding loan balance	1.14%	1.18%	1.11%	1.29%	1.30%
Net (charge-offs) recoveries to average loans outstanding	(0.12)%	(0.11)%	(0.22)%	0.14%	(0.01)%

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

For 2007, the Bank added $480,000 to the allowance for credit losses.  The increase in 2007 was due in part to the growth in loans and the result of our assessment of probable losses within the loan portfolio.  In 2006, the Bank added $800,000 to the allowance for credit losses.  The increase in 2006 is due in part to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses after the first quarter charge off of one commercial relationship which resulted in a net charge off of $348,000. For 2005, we added $510,000 to the allowance for credit losses.  The main reason for the provision in 2005 was two commercial loans that were charged off in the fourth quarter.  The loans were to related borrowers whose business suffered a major event in the fourth quarter which affected their ability to continue their business. We made no additions to the allowance for credit losses in 2004, and 2003 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged-off loans.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$1,254	27.1%	$1,656	31.1%	$1,325	27.5%	$786	27.5%	$717	28.8%

Real estate construction, land development and other land loans	312	14.2%	294	15.0%	378	15.4%	197	16.9%	249	13.6%

Real estate - other	1,353	40.3%	1,210	35.8%	1,138	41.0%	898	35.9%	777	48.5%

Equity loans and lines of credit	157	7.2%	171	7.5%	175	7.8%	136	8.9%	—	—

Loans to finance agricultural and other loans to farmers	501	9.4%	227	9.0%	198	5.8%	151	7.6%	540	5.8%

Loans to individuals for household, family and other personal expenditures and other loans	236	1.7%	193	1.5%	120	2.5%	178	3.1%	85	2.3%

Lease contracts	—	—	—	—	—	—	—	—	3	0.9%

Other	23	0.1%	1	0.1%	1	0.0%	51	0.1%	47	0.2%

Non-specific reserve	51		57		4		300		7
	$3,887		$3,809		$3,339		$2,697		$2,425

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time

Table H

DEPOSITS

We have no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings, money market and NOW accounts	$172,520	1.78%	$184,042	1.43%	$195,300	0.84%

Time certificates of deposit	$110,019	4.39%	$98,118	3.65%	$87,713	2.55%

Non-interest bearing demand	$135,152	N/A	$132,150	N/A	$124,175	N/A

Total deposits	$417,691	1.89%	$414,310	1.50%	$407,188	1.02%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2007.

(In thousands)
Three months or less	$39,000
Over 3 months through 6 months	12,736
Over 6 through 12 months	5,324
Over 12 months	4,137
$61,197

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Net income:
To average assets	1.32%	1.47%	1.33%
To average shareholders’ equity	12.13%	15.17%	15.63%
Dividends declared per share to net ncome per share	10.10%	N/A	N/A
Average shareholders’ equity to average assets	10.84%	9.69%	8.49%

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

We are also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we and our subsidiaries are subject to examination by the Department of Financial Institutions (DFI).

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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code. At December 31, 2007, we had no outstanding shares of preferred stock.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2007 follow:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.00%	10.00%	12.14%	12.67%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.12%	11.65%
Tier 1 leverage capital ratio	4.00%	5.00%	9.00%	9.43%

USA PATRIOT ACT

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  The Bank was last examined for CRA compliance by its primary regulator, the FDIC, as of October 2006.

The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (TILA) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (FH Act) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

CALIFORNIA FINANCIAL INFORMATION PRIVACY ACT/FAIR CREDIT REPORTING ACT

In 1970, the Federal Fair Credit Reporting Act (the FCRA) was enacted to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit report information.  Under the framework of the FCRA, the United States has developed a highly advanced and efficient credit reporting system.  The information contained in that broad system is used by financial institutions, retailers and other creditors of every size in making a wide variety of decisions regarding financial transactions.  Employers and law enforcement agencies have also made wide use of the information collected and maintained in databases made possible by the FCRA.  The FCRA affirmatively preempts state law in a number of areas, including the ability of entities affiliated by common ownership to share and exchange information freely, and the requirements on credit bureaus to reinvestigate the contents of reports in response to consumer complaints, among others.

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

The FACT Act, (Fair and Accurate Credit Transaction Act) became law in 2003, effectively extending and amending provisions of the Fair Credit Reporting Act (FCRA).  The FACT Act created many new responsibilities for consumer reporting agencies and users of consumer reports.  It contains many new consumer disclosure requirements as well as provisions to address identity theft. .

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments.  The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-04), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-04 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy.  An entity should apply the provisions of EITF 06-04 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-04 are effective for fiscal years beginning after December 15, 2007.  The Company adopted the provisions of EITF 06-04 on January 1, 2008 and management determined that a liability of $316,000 will be recorded as of January 1, 2008, with the corresponding reduction as a cumulative-effect adjustment to retained earnings.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

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

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our shareholders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5 -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the Nasdaq Capital Market under the ticket symbol CVCY.  As of February 20, 2008, we had approximately 371 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	2007	2007	2007	2007	2006	2006	2006	2006
High	$15.50	$15.22	$14.95	$13.03	$19.25	$16.69	$16.74	$15.64
Low	$13.81	$13.80	$11.70	$10.25	$14.11	$14.75	$14.50	$14.50

We paid $0.10 per share cash dividends in 2007. We did not pay any cash dividend in 2006.    The Company’s primary source of income with which to pay cash dividends is dividends from the Bank. The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 9 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

During 2006, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 or approximately 1% of its outstanding shares of common stock during the period from October 23, 2006 to June 30, 2007.

On April 18, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock.  The plan authorized repurchases of up to approximately $2,000,000 of the Company’s outstanding shares of common stock during the period from April 18, 2007 to October 18, 2007.

On November 20, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 during the period from November 21, 2007 to May 21, 2008.

During 2006 and 2007, under all three plans, the Company repurchased 213,000 shares at an average price of $14.57 for a total cost of $3,102,000.

A summary of the repurchase activity during the fourth quarter of the Company’s year ended December 31, 2007 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan

10/01/2007 - 10/31/2007	—	—	—	$1,000,000
11/01/2007 -11/30/2007	—	—	—	—
12/01/2007 -12/31/2007	24,300	$12.55	24,300	$695,035

Total	24,300	$12.55	24,300	$695,035

(1)                                  The Company approved a stock repurchase program effective November 21, 2007 and ending May 21, 2008 with the intent to purchase shares for an aggregate amount of up to $1,000,000.   During the fourth quarter of the year ended December 31, 2007, the Company repurchased 24,300 shares at a cost of $304,965.

(2)                                  All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

Equity Compensation Plan Information

The following chart sets forth information for the year ended December 31, 2007, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	861,834	$7.22	462,986
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	861,834	$7.22	462,986

PERFORMANCE GRAPH

Source : SNL Financial LC, Charlottesville, VA    © 2008

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

CENTRAL VALLEY COMMUNITY BANCORP
SELECTED FINANCIAL DATA

	Years Ended December 31,
	(In thousands, except per share amounts)
Statements of Income	2007	2006	2005	2004	2003
Total interest income	$32,566	$30,932	$26,070	$16,799	$14,970
Total interest expense	8,058	6,559	4,139	1,978	2,290
Net interest income before provision for credit losses	24,508	24,373	21,931	14,821	12,680
Provision for credit losses	480	800	510	0	0
Net interest income after provision for credit losses	24,028	23,573	21,421	14,821	12,680
Non-interest income	4,518	5,177	4,009	4,084	4,559
	28,546	28,750	25,430	18,905	17,239
Non-interest expenses	19,099	18,541	16,042	13,266	12,368
Income before provision for income taxes	9,447	10,209	9,388	5,639	4,871
Provision for income taxes	3,167	3,298	3,344	1,944	1,499
Net income	$6,280	$6,911	$6,044	$3,695	$3,372

Basic earnings per share	$1.05	$1.16	$1.03	$0.71	$0.65
Diluted earnings per share	$0.99	$1.07	$0.94	$0.64	$0.60
Cash dividends declared per common share	$0.10	$0.00	$0.00	$0.05	$0.05

	December 31,
	(In thousands)
	2007	2006	2005	2004	2003
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$98,909	$128,463	$136,340	$127,895	$107,300
Net loans	337,241	318,853	298,463	206,582	183,849
Total deposits	402,562	440,627	430,989	326,186	290,565
Total assets	483,685	500,059	483,677	368,147	327,930
Shareholders’ equity	54,194	49,778	41,523	29,606	26,720
Earning assets	441,825	453,211	440,646	338,032	292,494

Average balances:
Investment securities, Federal funds sold and deposits in other banks	$103,253	$125,702	$135,679	$115,069	$101,222
Net loans	327,665	300,591	274,348	192,658	172,310
Total deposits	417,691	414,310	407,188	307,453	270,159
Total assets	477,321	470,221	455,680	346,217	306,384
Shareholders’ equity	51,754	45,564	38,691	28,203	25,484
Earning assets	436,564	431,368	414,257	311,456	275,846

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

INTRODUCTION:

Central Valley Community Bancorp (NASDAQ: CVCY) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Central Valley Community Bank (the Bank).  The Bank of Madera County (BMC) was merged with and into the Bank on January 1, 2005.  BMC had two branches in Madera County which continue to be operated by the Bank.  The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.

During 2007, the Company focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.  During 2007, the Bank opened a loan production office in Modesto, California, and relocated our Kerman branch to a new larger facility.  During February and November of 2006, the Bank opened full service retail offices in the Fresno downtown area and in the Sunnyside area of Fresno, respectively.  During October 2006, the Company consolidated its administrative offices into a single location on Financial Drive in Fresno and opened a limited service branch there, bringing the total number of branches to 12.

ECONOMIC CONDITIONS

Fresno County’s economy has been relatively stable for the past three to four years, but has been affected by the residential construction slow down during 2007.  Most industries in the County are either stable or contracting very modestly.  Agriculture and agricultural related businesses remain a critical part of the County’s economy.  The County’s agricultural production is widely diversified, producing cotton, nuts, vegetables, fruit, cattle, and dairy products.

Fresno County also offers lower living costs compared with metropolitan areas to the North and South of the County.  While affordability has declined in recent years, the area is still considered more affordable than other places in California.

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

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2007 was $0.99 compared to $1.07 and $0.94 for the years ended December 31, 2006 and 2005 respectively.  Net income for 2007 was $6,280,000 compared to $6,911,000 and $6,044,000 for the years ended December 31, 2006 and 2005, respectively.  Total assets at December 31, 2007 were $483,685,000 compared to $500,059,000 at December 31, 2006.

Return on average equity for 2007 was 12.13% compared to 15.17% and 15.63% for 2006 and 2005, respectively.  Return on average assets for 2007 was 1.32% compared to 1.47% and 1.33% for 2006 and 2005, respectively.  Total equity was $54,194,000 at December 31, 2007 compared to $49,778,000 at December 31, 2006.

Total loans continued to grow during 2007.  Average total loans increased $27,385,000 or 9.0% to $331,459,000 in 2007 compared to $304,074,000 in 2006.  Asset quality continues to be strong.  In 2007, we recorded a provision for credit losses of $480,000 compared to $800,000 in 2006 and $510,000 in 2005.  The Company had non-accrual loans totaling $179,000 at December 31, 2007 and none at December 31, 2006.  Net charge-offs for 2007 were $402,000 compared to $330,000 for 2006 and $619,000 for 2005.  Refer to “Asset Quality” below for further information.  We had no other real estate owned at either December 31, 2007 or 2006.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our stockholders;

•                  Return on average assets;

•                  Development of core earnings, including net interest  income  and non-interest income;

•                  Asset quality;

•                  Asset growth; and

•                  Operating efficiency.

Return to Our Stockholders.

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our ROE was 12.13% for the year ended 2007 compared to 15.17% and 15.63% for the years ended 2006 and 2005, respectively.  The decrease in ROE for 2007 is primarily due to the decrease in net income and the overall increase in the level of capital.  Our net income for the year ended December 31, 2007 decreased $631,000 compared to increases of $867,000 and $2,349,000 for 2006 and 2005, respectively.  During 2007 net interest income increased due primarily to our organic loan growth.  This increase was offset by the increase in interest bearing deposit expenses from a shift to time deposits and the overall rates paid.  Non-interest expenses also increased due to higher occupancy expenses from our expansion in 2007 and 2006 and higher other general expenses. In addition non interest income decreased primarily due to the tax exempt life insurance proceeds of $625,000 received by the Bank in 2006.  Basic EPS was $1.05 for 2007 compared to $1.16 and $1.03 for the years ended 2006 and 2005, respectively.  Diluted EPS was $0.99 for the year ended 2007 compared to $1.07 and $0.94 for the years ended 2006 and 2005, respectively.  The decrease in EPS in 2007 was due primarily to the decrease in net income.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our ROA for the year ended 2007 decreased to 1.32% compared to 1.47% and 1.33% for the years ended December 31, 2006 and 2005, respectively.  The 2007 decrease in ROA is due to the decrease in net income compounded by our increase in average assets.  ROA for our peer group was 1.18% at September 30, 2007.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $300M to $950M and not subchapter S.

Development of Core Earnings

Over the past several years, we have focused on not only our net income, but improving the consistency of our core earnings in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including changes in the mix and increases in average interest earning assets through loan generation and retention and maintaining our net interest margin by managing the cost of funds.  As a result, our net interest income before provision for credit losses increased $135,000 or 0.6% to $24,508,000 for the year ended 2007 compared to $24,373,000 and $21,931,000 for the years ended 2006 and 2005, respectively.  Our net interest margin contracted slightly by 5 basis points to 5.74% for the year ended 2007 compared to 5.79% for the year ended 2006 and up from the 5.46% for 2005.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance and other income.  Non-interest income in 2007 decreased $659,000 or 12.7% to $4,518,000 compared to $5,177,000 in 2006 and up from $4,009,000 in 2005.  Customer service charges increased $327,000 or 12.9% to $2,859,000 in 2007 compared to $2,532,000 and $2,414,000 in 2006 and 2005, respectively, mainly due to an increase in fee rates and an increase in the number of transaction accounts.  Loan placement fees in 2007 decreased $165,000 or 47.1% to $185,000 compared to $350,000 in 2006.  Non-interest income in 2006 also included tax-exempt proceeds from a life insurance policy of $625,000, and net pre-tax gains from the sale of real estate and equipment of $192,000.  During 2005, non-interest income included service charges of $2,414,000 and loan placement fees of $390,000.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  We had non-performing loans totaling $179,000 or 0.05% of gross loans as of December 31, 2007 and none as of December 31, 2006.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  The Company did not have any other real estate owned at December 31, 2007 or 2006.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased 3.3% during 2007 to $483,685,000 as of December 31, 2007 from $500,059,000 as of December 31, 2006.  Total gross loans increased 5.7% to $341,128,000 as of December 31, 2007, compared to $322,662,000 at December 31, 2006.  Total investment securities and Federal funds sold decreased 23.0% to $98,909,000 as of December 31, 2007 compared to $128,463,000 as of December 31, 2006 as our organic loan growth was partially funded through the maturities and sales of our investment portfolio.  Total deposits decreased 8.6% to $402,562,000 as of December 31, 2007 compared to $440,627,000 as of December 31, 2006.  As a result we have increased our loan to deposit ratio, however, our peer group continues to have a higher ratio.  Our loan to deposit ratio at December 31, 2007 was 84.7% compared to 73.2% at December 31, 2006.  The loan to deposit ratio of our peers was 91.1% at September 30, 2007.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (non-interest expenses, excluding amortization of intangibles divided by net interest income plus non-interest income, excluding net gains from sale of securities) was 65.21% for 2007 compared to 62.28% for 2006 and 61.20% for 2005.  The deterioration in the efficiency ratio in 2007 is due to the increase in operating expenses coupled with a slight decrease in revenues.  The Company’s net interest income before provision for credit losses plus non-interest income decreased 1.8% to $29,026,000 in 2007 compared to $29,550,000 in 2006 and $25,940,000 in 2005, while operating expenses increased 3.0% in 2007, 15.9% in 2006, and 19.3% in 2005.

RESULTS OF OPERATIONS

Net Income:

Net income was $6,280,000 in 2007 compared to $6,911,000 and $6,044,000 in 2006 and 2005, respectively.  Basic earnings per share were $1.05, $1.16, and $1.03 for 2007, 2006 and 2005, respectively.  Diluted earnings per share were $0.99, $1.07, and $0.94 for 2007, 2006 and 2005, respectively.  ROE was 12.13% for 2007 compared to 15.17% for 2006 and 15.63% for 2005.  ROA for 2007 was 1.32% compared to 1.47% for 2006 and 1.33% for 2005.

The decrease in net income and profitability for 2007 compared to 2006 was mainly due to the decrease in non-interest income primarily due to the tax-exempt life insurance proceeds of $625,000 and the net gain from the sale of real estate and equipment of $192,000 received in 2006, the decrease in loan placement fees and increases in non-interest expenses.  These changes were partially offset by the increases in services charges and the decrease in the provision for credit losses.  Net interest income before provision for credit losses remained relatively consistent when comparing 2007 to 2006 as increases in interest on average earning assets were offset by increases in our cost of interest-bearing liabilities.  The increase in net income for 2006 compared to 2005 was primarily due to the increases in net interest income and non-interest income and was partially offset by increases in the provision for credit losses and non-interest expenses.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES
 (Dollars in thousands)

	YEAR ENDED DECEMBER 31, 2007			YEAR ENDED DECEMBER 31, 2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$168	$5	2.98%	$634	$22	3.47%
Securities
Taxable securities	67,516	3,350	4.96%	74,915	3,191	4.26%
Non-taxable securities (1)	3,848	1,333	5.59%	26,749	1,556	5.82%
Total investment securities	91,364	4,683	5.13%	101,664	4,747	4.67%
Federal funds sold	11,721	583	4.97%	23,404	1,165	4.98%
Total	103,253	5,271	5.11%	125,702	5,934	4.72%
Loans (2) (3)	331,347	27,748	8.37%	303,867	25,527	8.40%
Federal Home Loan Bank stock	1,964	102	5.19%	1,799	89	4.95%
Total interest-earning assets	436,564	$33,121	7.59%	431,368	$31,550	7.31%
Allowance for credit losses	(3,794)			(3,483)
Non-accrual loans	112			207
Cash and due from banks	16,675			17,404
Bank premises and equipment	5,747			3,369
Other non-earning assets	22,017			21,356
Total average assets	$477,321			$470,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$73,072	$445	0.61%	$78,410	$162	0.21%
Money market accounts	99,448	2,621	2.64%	105,632	2,467	2.34%
Time certificates of deposit, under $100,000	49,552	2,112	4.26%	53,208	1,499	2.82%
Time certificates of deposit, $100,000 and over	60,467	2,716	4.49%	44,910	2,082	4.64%
Total interest-bearing deposits	282,539	7,894	2.79%	282,160	6,210	2.20%
Other borrowed funds	2,759	164	5.94%	6,774	349	5.15%
Total interest-bearing liabilities	285,298	$8,058	2.82%	288,934	$6,559	2.27%
Non-interest bearing demand deposits	135,152			132,150
Other liabilities	5,117			3,573
Shareholders’ equity	51,754			45,564
Total average liabilities and shareholders’ equity	$477,321			$470,221
Interest income and rate earned on average earning assets		$33,121	7.59%		$31,550	7.31%
Interest expense and interest cost related to average interest-bearing liabilities		8,058	2.82%		6,559	2.27%
Net interest income and net interest margin (4)		$25,063	5.74%		$24,991	5.79%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $453 and $529 in 2007 and 2006, respectively.

(2)  Loan interest income includes loan fees of $873 in 2007 and $798 in 2006.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $2,221,000 or 8.7% in 2007 compared to 2006.  Interest and fee income increased $4,412,000 or 20.9% in 2006 compared to 2005.  The increase in 2007 is attributable to a 9.0% increase in the level of average loans in 2007 compared to 2006 partially offset by a slight decrease in the yield of 3 basis points.  Average total loans for 2007 increased $27,385,000 to $331,459,000 compared to $304,074,000 for 2006 and $277,855,000 for 2005.  The yield on loans for 2007 was 8.37% compared to 8.40% and 7.63% for 2006 and 2005, respectively.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) not on a fully tax equivalent basis, decreased $587,000 in 2007 compared to 2006 mainly due to a 17.9% decrease in the average balances of these investments partially offset by a 39 basis point increase in the yields earned.  In 2006, total investment income increased $450,000 from 2005 as the effect of the increase in yields earned outpaced the decrease in the average balance of investments.  Average total investments for 2007 were $103,253,000 compared to $125,702,000 and $135,679,000 for 2006 and 2005, respectively.  The decrease in the investment portfolio is due primarily to the growth in our loans as maturities and sales of investments were used to fund loans in the absence of a corresponding growth in deposits.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2007, we held $46,124,000 or 54.67% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 5.56%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to decline.  The net of tax effect value of the change in market value of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At December 31, 2007, the average life of the investment portfolio was 4.4 years and the market value reflected a pre-tax gain of $234,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At December 31, 2007, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $6,006,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $5,827,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past year, which were in 25 and 50 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income in 2007 increased $1,634,000, to $32,566,000 compared to $30,932,000 in 2006 and $26,070,000 in 2005.  The 5.3% increase in 2007 was due to the 1.2% increase in the average balance of interest earning assets, combined with the 28 basis point increase in the yield on those assets.  Average interest-earning assets increased to $436,564,000 for 2007 compared to $431,368,000 for 2006, and $414,257,000 for 2005.  The yield on interest earning assets increased to 7.59% for 2007 compared to 7.31% and 6.46% for 2006 and 2005, respectively.  The increases in average earning assets of $5,196,000 in 2007 and $17,111,000 in 2006 were the result of our own organic growth.

Interest expense on deposits in 2007 increased $1,684,000 or 27.1% to $7,894,000 compared to $6,210,000 and $3,886,000 in 2006 and 2005, respectively.  The increase in 2007 compared to 2006 was due to the change in mix of interest-bearing deposits with higher average balances in time certificates and the repricing of interest bearing deposits, which increased 59 basis points to 2.79% in 2007 from 2.20% in 2006, as a result of the increases in the Federal funds interest rate.  The increase in interest expense in 2006 compared to 2005 was also due to the change in mix and repricing of interest bearing deposits, which increased 83 basis points to 2.20% in 2006 from 1.37% in 2005, as a result of the increases in the Federal funds interest rate.  Average interest-bearing deposits were $282,539,000 for 2007 compared to $282,160,000 and $283,013,000 for 2006 and 2005, respectively.

Average other borrowings decreased to $2,759,000 with an effective rate of 5.94% for 2007 compared to $6,774,000 with an effective rate of 5.15% for 2006.  In 2005, the average other borrowings were $6,725,000 with an effective rate of 3.76%.  Included in other borrowings are advances from the Federal Home Loan Bank (FHLB) and a loan from a major bank, which we paid in full during 2007. We borrowed funds from the Federal Home Loan Bank during a period of relatively low interest rates.  The effective rate of the FHLB advances was 4.87% for 2007 compared to 3.97% for 2006 and 2.36 % for 2005.

In partial offset to the increase in the cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has made a positive contribution to the overall cost of funds.  Average demand deposits increased 2.3% to $135,152,000 in 2007 compared to $132,150,000 for 2006 and $124,175,000 for 2005.  The increases were due primarily to organic growth.  The cost of all of our interest bearing liabilities increased 55 basis points to 2.82% for 2007 compared to 2.27% for 2006 and 1.43% for 2005, while the cost of total deposits increased to 1.89% for the year ended December 31, 2007 compared to 1.50% for the year ended December 31, 2006.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) decreased  by 2.0% to $287,110,000 for 2007 compared to $292,840,000 for 2006 and $293,609,000 for 2005.

Net Interest Income before Provision for Credit Losses

As a result of the activity discussed above, net interest income before provision for credit losses for 2007 increased $135,000 or 0.6% to $24,508,000 compared to $24,373,000 for 2006 and $21,931,000 for 2005.  The increase in 2007 was primarily due to an increase in average interest earning assets and the yields earned on those assets, offset by the change in mix of the interest bearing liabilities and the increase in rates paid on those liabilities.  While net interest income increased slightly the net interest margin decreased slightly.  The increase in 2006 compared to 2005 was primarily due to increases in the net interest margin, combined with increases in average interest earning assets.  Average interest earning assets and net interest margin, respectively, were $436,564,000 and 5.74% in 2007, $431,368,000 and 5.79% in 2006, and $414,257,000 and 5.46% in 2005.  For a discussion of the repricing of our assets and liabilities, refer to Item 7A Quantitative and Qualitative Disclosure about Market Risk.

Provision for Credit Losses

We provide for probable credit losses by a charge to operating income based upon the composition of the loan portfolio, past delinquency levels, losses and non-performing assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning bank asset is not warranted.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in Thousands)	December 31, 2007 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2006 Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$1,254	27.1%	$1,656	31.1%
Agricultural land and production	501	9.4%	227	9.0%
Real estate	1,353	40.3%	1,210	35.8%
Real estate - construction and other land loans	312	14.2%	294	15.0%
Equity loans and lines of credit	157	7.2%	171	7.5%
Consumer and installment	236	1.7%	193	1.5%
Other	23	0.1%	1	0.1%
Non-specific reserve	51		57
Total allowance for credit losses	$3,887		$3,809

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The provisions for credit losses in 2007, 2006 and 2005 were $480,000, $800,000, and $510,000, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  Non-performing loans were $179,000 at December 31, 2007.  We do not anticipate any further losses on these loans.  We did not have any non-performing loans as of December 31, 2006.  Non-performing loans as of December 31, 2005 totaled $616,000.  The Company did not have any other real estate owned at December 31, 2007 or 2006.

For 2007, 2006, and 2005, we had a net charge off ratio to average loans of 0.12%, 0.11% and 0.22%, respectively.  The potential for a future net recovery position of loans previously charged off is not very likely.

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

Net Interest Income After Provision for Credit Losses

Net interest income, after the provision for credit losses of $480,000 in 2007, $800,000 in 2006, and $510,000 in 2005, was $24,028,000 for 2007 compared to $23,573,000 and $21,421,000 for 2006 and 2005, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, appreciation in cash surrender value of bank owned life insurance and other income.  Non-interest income was $4,518,000 in 2007 compared to $5,177,000 and $4,009,000 in 2006 and 2005, respectively.  The $659,000 decrease in non-interest income comparing 2007 to 2006 was primarily due to the decreases in loan placement fees, the tax-exempt proceeds from a life insurance policy of $625,000 and net gains from the sale of real estate and equipment of $192,000 received in 2006.  These decreases were partially offset by the increase in service charges.  The increase of $1,168,000 comparing 2006 to 2005 also included an increase in service charges in addition to the insurance proceeds and real estate and equipment gains discussed above.

Customer service charges increased $327,000 to $2,859,000 in 2007 compared to $2,532,000 in 2006 and $2,414,000 in 2005.  The increase in both years is mainly due to an increase in the activity level as the average number of transaction accounts has increased and the increase in fees generated by the overdraft protection program.  In addition, during 2007 the Company increased the fee structure on transaction accounts.

We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $165,000 in 2007 to $185,000 compared to $350,000 in 2006 and $390,000 in 2005.  The decreases in 2007 and 2006 are primarily due to a slowdown in the housing market in California and the tightening of the credit market resulting in fewer refinancing opportunities.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends.  As of December 31, 2007, we held $2,022,000 in FHLB stock compared to $1,891,000 at December 31, 2006.  Dividends in 2007 increased to $102,000 compared to $89,000 in 2006 and $68,000 in 2005.

Other income increased to $1,080,000 in 2007 compared to $1,013,000 and $829,000 in 2006 and 2005, respectively.  The $67,000 increase in 2007 compared to 2006 and the $184,000 increase comparing 2006 to 2005 are primarily due to increases in merchant fees from bankcards, debit card interchange fees and fees from investment services provided by a third party.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $558,000 to $19,099,000 in 2007 compared to $18,541,000 in 2006, which was an increase of $2,499,000 in 2006 compared to $16,042,000 in 2005.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses, excluding amortization of intangibles, to net interest income before provision for credit losses plus non-interest income, excluding realized gains on sale of investments was 65.21% for 2007 compared to 62.28% for 2006 and 61.20% for 2005.  Our efficiency ratio decreased in 2007 due to the increase in operating expenses coupled with a slight decrease in revenues.

Salaries and employee benefits decreased $42,000 or 0.4% to $10,829,000 in 2007 compared to $10,871,000 in 2006 and $9,178,000 in 2005.  In 2006 we made changes to certain executive salary continuation agreements and recorded an expense related to the change of $518,000.  The decrease in salaries and employee benefits in 2007 compared to 2006 is primarily due to the above charge in 2006 offset by normal cost increases for salaries and benefits and incentive based compensation due to loan and deposit production in 2007.  The increase in salaries and employee benefits in 2006 compared to 2005 includes the above expense of $518,000 in addition to normal cost increases for salaries and benefits and incentive based compensation due to loan and deposit production.  Commissions paid for loan placements in 2007 decreased $76,000 compared to 2006.  Commissions paid were $86,000 for 2007 compared to $162,000 in 2006 and $199,000 in 2005.

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

In February 2005 the Board of Directors of the Company approved the acceleration of the vesting of 186,000 options previously granted to certain directors and executive officers.  No stock-based compensation is reflected in net income for the year ended December 31, 2005, as a result of the acceleration of the vesting as it is expected that generally all of the directors and executive management whose options were accelerated will remain with the Company through the original vesting period.

In October 2007, the Board of Directors of the Company approved the cancellation of 15,000 stock options granted on May 1, 2006 and 78,900 stock options granted on April 23, 2007.  The Board granted new options to the directors, senior managers and other employees in the same numbers and to the same employees who were holders of the cancelled options. The grant date of the new options was October 17, 2007 and the options were granted with an exercise price equal to the fair market value on the grant date of $12.00 per share.  The Board considered the general decline in stocks of financial institutions as a whole in reaching their decision. The cancellation of previously issued options reflects the Board’s desire to ensure that options continue to provide proper incentive to key personnel. As a result of this modification the Company recognized an additional $29,000 in incremental stock based compensation expense.

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Bank’s options in 2007, 2006 and 2005.

There were no significant changes in evaluation methods for types of awards or terms made by the Company subsequent to the adoption on FAS No. 123(R) and no cumulative effect adjustments were made to the financial statements.

As of December 31, 2007, there was $823,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992, 2000 and 2005 Plans.  The cost is expected to be recognized over a weighted average period of 4.0 years.  See Notes 1 and 10 to the audited Consolidated Financial Statements.

Occupancy and equipment expense increased $197,000 to $2,618,000 in 2007 compared to $2,421,000 in 2006 and $2,133,000 in 2005.  The 8.1% increase in occupancy expense in 2007 compared to 2006 was due mainly to a full year’s worth of expense in 2007 for the three new branches and the Company’s new administrative office added during 2006, in addition to the new loan production office added during 2007.  The 13.5% increase in occupancy expense in 2006 compared to 2005 was primarily due to the new branches and administrative offices added during 2006.

Other non-interest expenses increased $403,000 or 7.7% to $5,652,000 in 2007 compared to $5,249,000 in 2006 and $4,731,000 in 2005.  The increase in 2007 was attributable primarily to increases in advertising, consulting, data processing and telephone expenses, partially offset by a reduction in legal expenses.  Contributing to the 2006 increase in other non-interest expense were increases in personnel recruitment fees, leasehold termination expenses in connection with the relocation of our administrative offices into a single facility, and consulting expenses.

The following table describes significant components of other non-interest expense as a percentage of average assets.

Years Ended December 31,	Other Expense 2007	% Avg. Assets	Other Expense 2006	% Avg. Assets
(Dollars in thousands)
Advertising	$481	0.10%	$452	0.10%
Audit/accounting	382	0.08%	317	0.07%
Data/item processing	847	0.18%	816	0.17%
ATM/debit card expenses	312	0.07%	296	0.06%
Director fees and related expenses	173	0.04%	154	0.03%
Donations	107	0.02%	119	0.03%
Education and Training	87	0.02%	68	0.01%
General Insurance	131	0.03%	124	0.03%
Legal fees	112	0.02%	300	0.06%
Postage	178	0.04%	164	0.03%
Regulatory assessments	109	0.02%	112	0.02%
Stationery/supplies	222	0.05%	247	0.05%
Telephone	189	0.04%	144	0.03%
Operating losses	34	0.01%	49	0.01%
Other	2,288	0.48%	1,887	0.40%
Total other non-interest expense	$5,652		$5,249

Provision for Income Taxes

Our effective income tax rate was 33.5% for 2007 compared to 32.3% for 2006 and 35.6% for 2005.  The provision for income taxes totaled $3,167,000, $3,298,000, and $3,344,000 in 2007, 2006, and 2005, respectively.  The effective tax rate in 2007 was favorably impacted by the increase in our state tax deduction for enterprise zone loans.  In 2006 we received tax exempt life insurance proceeds of $625,000 which favorably impacted our effective tax rate in that year.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2007 compared to December 31, 2006

For 2007 we continued to see demand for and growth in our loans, while total assets and deposits decreased.  As of December 31, 2007, total assets were $483,685,000, a decrease of 3.3%, or $16,374,000, compared to $500,059,000 as of December 31, 2006.  Total gross loans increased 5.7%, or $18,466,000, to $341,128,000 as of December 31, 2007 compared to $322,662,000 as of December 31, 2006.  Total deposits decreased 8.6%, or $38,065,000, to $402,562,000 as of December 31, 2007 compared to $440,627,000 as of December 31, 2006.  Shareholders’ equity increased 8.9%, or $4,416,000, to $54,194,000 as of December 31, 2007 compared to $49,778,000 as of December 31, 2006.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal funds market and are all classified as available-for-sale.  As of December 31, 2007, investment securities with a fair value of $39,326,000 were held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to an increasing but comparatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2007 was 84.7% compared to 73.2% at December 31, 2006.  The loan to deposit ratio of our peers was 91.1% at September 30, 2007.  The total investment portfolio decreased 23.0% to $98,909,000 at December 31, 2007 from $128,463,000 at December 31, 2006 as proceeds from the maturity and sales of securities were used to fund loan growth during 2007.  The market value of the portfolio reflected an unrealized gain of $234,000 at December 31, 2007 compared to an unrealized loss of $195,000 at December 31, 2006.

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.

See Note 2 to the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans have increased to $341,128,000 as of December 31, 2007 compared to $322,662,000 as of December 31, 2006.

The following table sets forth information concerning the composition of our loan portfolio as of:

Loan Type	December 31, 2007	% of Total loans	December 31, 2006	% of Total loans
(Dollars in thousands)

Commercial:
Commercial	$92,613	27.1%	$100,675	31.1%
Agricultural land and production	32,167	9.4%	28,907	9.0%
Total commercial	124,780	36.5%	129,582	40.1%
Real estate:
Owner occupied	$76,808	22.5%	$71,667	22.1%
Real estate-construction and other land loans	48,593	14.2%	48,424	15.0%
Commercial real estate	43,334	12.7%	34,766	10.7%
Other	17,406	5.1%	9,550	3.0%
Total real estate	186,141	54.5%	164,407	50.8%
Consumer:
Equity loans and lines of credit	24,595	7.2%	24,178	7.5%
Consumer and installment	5,742	1.7%	4,872	1.5%
Other	458	0.1%	375	0.1%
Total consumer	30,795	9.0%	29,425	9.1%
Deferred loan fees, net	(588)		(752)
Total gross loans	341,128	100.0%	322,662	100.0%
Allowance for credit losses	(3,887)		(3,809)
Total loans	$337,241		$318,853

As of December 31, 2007, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity loans and lines of credit) comprising 61.8% of total loans.  This level of concentration is slightly higher than the 58.4% at December 31, 2006.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Non-performing assets

Non-performing assets consist of non-performing loans, other real estate owned (OREO), and repossessed assets.  Non-performing loans are those loans which have (i) been placed on non-accrual status, (ii) been subject to troubled debt restructuring, (iii) been classified as doubtful under our asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status.  A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest under the original contractual terms is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At December 31, 2007 and 2006, we had no OREO, repossessed assets or restructured loans.  We had non-accrual loans totaling $179,000 at December 31, 2007 and none at December 31, 2006.

A summary of non-accrual, restructured, and past due loans at December 31, 2007 and 2006 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2007 and 2006.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2007, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2007	December 31, 2006
Non-accrual loans
Commercial and industrial	$100	$—
Real Estate	79	—
Total non-accrual	179	—
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	$179	$—
Nonperforming loans to total loans	0.05%	0.00%
Ratio of non-performing loans to allowance for credit losses	4.61%	0.00%
Loans considered to be impaired	$—	$—
Related allowance for credit losses on impaired loans	$—	$—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of December 31, 2007, there were four impaired loans totaling $179,000.  We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal under the original contractual terms.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

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

The allowance for credit losses is maintained to cover losses inherent in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit Committee.  They delegate the authority to the Chief Credit Officer (CCA) to determine the loss reserve ratio for each type of asset and reviews, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

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

The allowance for credit losses has seven components: the general valuation allowance, criticized and classified allowance, the specific valuation allowance, large borrower risk allowance, pool loan allowance, qualitative (Q) factor allowance and the model risk allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.

•                  General valuation allowances (GVA): This element relates to assets with no well-defined deficiency or weakness (e.g. assets classified pass) and takes into consideration losses that are imbedded within the portfolio but have not yet been recognized.  Generally, borrowers are impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss.  An example of such a loss-causing event would be the loss of a major tenant in the case of commercial real estate loan.  General valuation allowances are determined through consideration of past loss experience.

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

•                  Criticized and classified allowance (CCA): At the time of credit analysis and risk determination, credits, which have been determined to contain a weakness higher than management’s overall risk appetite, are graded as criticized or classified.  Once validated that the credit is not impaired, a risk of loss is calculated and applied.  In addition, determination of commitments outstanding on classified loans is determined.

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

100% of those loans classified loss

50% of those loans classified doubtful

15% of those loans classified substandard

5% of those loans classified special mention

•                  Pool loan allowance (PLA): Our residential and consumer loans and leases are relatively homogeneous with no single loan individually significant in terms of its size or potential risk of loss.  Therefore, we review our residential and consumer portfolios by analyzing their performance as a pool of loans. Generally, borrowers become impacted by events well in advance of a lender’s knowledge that may ultimately result in loan default and eventual loss.  Examples of such loss-causing events would be borrower job loss, divorce or medical crisis in the case of single family residential and consumer loans.  The calculated reserve has a minimum one hundred basis points of total PLA loan types, or expected net charge offs based on historical data, which ever is higher.  Risk grade is not a component of this computation.

•          Loss factors are developed in the following ways:

• Pooled loan loss factors (not individually graded loans) are based on expected net charge-offs for one year, based on historical loss data. Pooled loans are loans that are homogeneous in nature, such as consumer installment, home equity, residential mortgage loans, credit cards, and consumer leases.

•                  Large borrower risk allowance (LBA): We have a number of borrowers with large loan balances which may create an additional risk if one or two of these borrowers were to unexpectedly default. Therefore an additional allowance for this risk is analyzed and applied.

•                  LBA identifies those credits with outstanding balances exceeding the unsecured house lending limit.  The calculated reserve has a minimum of, the greater of, fifty basis points of total LBA, or the expected net charge offs based on historical data.

•                  Q factor allowances (QFA): The methodology applied in all other allowance sections does not account for both quantitative and qualitative factors and documentation.  Any methodology falls subject to some uncertainties.  All loans and commercial leases contain, in management’s judgment, factors where loss recognition exists due to effects of the national and local economies, trends in nature and volume, changes in mix, consumer credit score migration, loan administration, concentrations, changes in internal lending policies, and collection practices to mention just a few.

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

Model risk allowance (MRA): The allowance methodologies noted above are by definition imprecise.  Any methodology is subject to some uncertainties.  Estimating future losses inherent in a loan portfolio will vary with each method.  Therefore, management applies a model risk component to determine a loss provision.  This allowance is also used to reserve for potential losses which might occur through customer overdrafts, and to establish a minimum floor by which the provision for credit loss would not decline below one percent of total gross loans.

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006

Balance, beginning of the year	$3,809	$3,339
Provision charged to operations	480	800
Losses charged to allowance	(481)	(721)
Recoveries	79	391

Balance, end of year	$3,887	$3,809

Ratio of non-performing loans to allowance for credit losses	4.61%	0.00%

Allowance for credit losses to total loans	1.14%	1.18%

As of December 31, 2007 the balance in the allowance for credit losses was $3,887,000 compared to $3,809,000 as of December 31, 2006.  The increase resulted from management’s assessment of the probable losses within the portfolio resulting in the 2007 provision of $480,000 as offset by the net charge-offs totaling $402,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $135,638,000 as of December 31, 2007 compared to $134,549,000 as of December 31, 2006.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels on disbursed loans based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of December 31, 2007 the allowance was 1.14% of total gross loans compared to 1.18% as of December 31, 2006.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Of the losses charged to the allowance in 2007 and 2006 of $481,000 and $721,000, the portion related to overdraft losses on transaction deposit accounts totaled $127,000 and $141,000, respectively.  The allowance for credit losses as a percentage of non-performing loans was 2,171.5% as of December 31, 2007.  There were no non-performing loans as of December 31, 2006.  Management believes the allowance at December 31, 2007 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits decreased $38,065,000 or 8.6% to $402,562,000 as of December 31, 2007 compared to $440,627,000 as of December 31, 2006.  Interest bearing deposits decreased $16,003,000 or 5.5% to $274,442,000 as of December 31, 2007 compared to $290,445,000 as of December 31, 2006.  Non-interest bearing deposits decreased $22,062,000 or 14.7% to $128,120,000 as of December 31, 2007 compared to $150,182,000 as of December 31, 2006.  During 2007 we experienced a decrease in deposits in spite of increasing our market shares as there was an overall decrease in deposits in our market areas.  Our total market share of deposits in Fresno and Madera counties increased to 4.16% in 2007 compared to 3.94% in 2006 based on FDIC deposit market share information published as of June 30, 2007.

The composition of the deposits and average interest rates paid at December 31, 2007 and 2006 is summarized in the table below.

(Dollars in thousands)	December 31, 2007	% of Total Deposits	Effective Rate	December 31, 2006	% of Total Deposits	Effective Rate

NOW accounts	$53,114	13.2%	0.66%	$56,177	12.8%	0.10%
MMA accounts	90,402	22.5%	2.64%	109,069	24.7%	2.34%
Time deposits	111,628	27.7%	4.39%	104,170	23.6%	3.65%
Savings deposits	19,298	4.8%	4.80%	21,029	4.8%	0.45%
Total interest-bearing	274,442	68.2%	2.79%	290,445	65.9%	2.20%
Non-interest bearing	128,120	31.8%		150,182	34.1%
Total deposits	$402,562	100.0%		$440,627	100.0%

Short-term borrowings totaled $20,000,000 as of December 31, 2007 compared to $3,250,000 as of December 31, 2006.  Short-term borrowings consist of $20,000,000 in FHLB advances maturing within one month.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity section below for further discussion of FHLB advances.  The Company had a note payable to a financial institution with a balance of $1,250,000 at December 31, 2006.  The note matured and was paid in full as of December 31, 2007.

There was no long-term debt as of December 31, 2007 or 2006.

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

Our stockholders’ equity increased to $54,194,000 as of December 31, 2007 compared to $49,778,000 as of December 31, 2006.  The increase in stockholders’ equity is primarily a result of net income of $6,280,000 for 2007 and proceeds from the exercise of stock options of $960,000 offset by the repurchases of the Company’s common stock of $2,707,000 and the payment of cash dividends of $595,000.

On July 19, 2007, the Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 8, 2007, payable on August 24, 2007.  The Company did not pay any cash dividends in 2006 or 2005.

During 2007 and 2006, the Bank declared and paid cash dividends to the Company of $3,000,000 and $1,000,000, respectively, in connection with stock repurchase agreements approved by the Company’s Board of Directors.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$44,238	9.43%	$39,864	8.41%
Minimum regulatory requirement	$18,758	4.00%	$18,967	4.00%
Central Valley Community Bank	$42,202	9.00%	$39,045	8.24%
Minimum requirement for “Well-Capitalized” institution	$23,438	5.00%	$23,703	5.00%
Minimum regulatory requirement	$18,751	4.00%	$18,963	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$44,238	11.65%	$39,864	10.97%
Minimum regulatory requirement	$15,188	4.00%	$14,536	4.00%
Central Valley Community Bank	$42,202	11.12%	$39,045	10.72%
Minimum requirement for “Well-Capitalized” institution	$22,773	6.00%	$21,852	6.00%
Minimum regulatory requirement	$15,182	4.00%	$14,568	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$48,125	12.67%	$43,673	12.02%
Minimum regulatory requirement	$30,376	8.00%	$29,073	8.00%
Central Valley Community Bank	$46,089	12.14%	$42,854	11.77%
Minimum requirement for “Well-Capitalized” institution	$37,954	10.00%	$36,419	10.00%
Minimum regulatory requirement	$30,363	8.00%	$29,135	8.00%

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

As a means of augmenting our liquidity, we have established Federal funds lines with correspondent banks.  At December 31, 2007 our available borrowing capacity includes approximately $18,000,000 in Federal funds lines with our correspondent banks and $3,498,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At December 31, 2007, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2007 and 2006:

Credit Lines	December 31,
(In thousands)	2007	2006

Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$18,000	$18,000
Balance outstanding	$—	$—

Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$23,498	$16,334
Balance outstanding	$20,000	$2,000
Collateral pledged	$24,231	$16,848
Fair value of collateral	$24,203	$16,758

Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$1,986	$2,112
Balance outstanding	$—	$—
Collateral pledged	$2,032	$2,271
Fair value of collateral	$2,057	$2,200

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $135,638,000 as of December 31, 2007 compared to $134,549,000 as of December 31, 2006.  For a more detailed discussion of these financial instruments, see Note 8 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

In the ordinary course of business, the Company is party to various operating leases.  For a more detailed discussion of these financial instruments, see Note 8 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s long-term contractual obligations at December 31, 2007:

(In thousands)	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter	Total

Time deposits	$102,624	$8,378	$626	$—	$111,628
FHLB Advances	20,000	—	—	—	20,000
Deferred compensation liability (1)	1,598	—	—	—	1,598
Salary continuation liability (1)	757	320	301	1,245	2,623
Obligations reflected on Consolidated Balance Sheet	$124,979	$8,698	$927	$1,245	$135,849

Operating lease obligations	$990	$2,016	$1,732	$7,608	$12,346

Obligations not reflected on Consolidated Balance Sheet	$990	$2,016	$1,732	$7,608	$12,346

   (1)  These amounts represent the current accrual for payments to participants under the Company’s deferred compensation and salary continuation plans. See Note 12 to the consolidated financial statements in Item 8 of this Annual Report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (IRR) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions.  IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (NII).  Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2007, 78.3% of our loan portfolio was tied to adjustable-rate indices.  The majority of these adjustable-rate loans are tied to prime and reprice within 90 days.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2007, 91.4% of our time deposits mature within one year or less.  As of December 31, 2007, $20,000,000 of our short term debt was fixed rate.  $10,000,000 matures on January 9, 2008, and $10,000,000 matures on January 10, 2008.

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

Our management and Board of Directors’ Asset/Liability Committee (ALCO) are responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity.  The ALCO operates under policies and within risk limits prescribed, reviewed, and approved by the Board of Directors.

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

Approximately 78.3% of our loan portfolio is tied to adjustable rate indices and 50.0% of our loan portfolio reprices within 90 days.  As of December 31, 2007, we had 82 commercial and real estate loans totaling $31,543,000 with floors ranging from 5% to 9.25% and ceilings ranging from 13% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2008 under the interest rate shock scenarios stated.  The table was prepared as of December 31, 2007, using prime interest rate of 6.50%.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

HYPOTHETICAL CHANGE IN RATES	PROJECTED NET INTEREST INCOME	$ CHANGE FROM RATES AT DEC. 31, 2007	% CHANGE FROM RATES AT DEC. 31, 2007
(Dollars in thousands)
UP 300 bp	$26,278	$2,108	8.72%
UP 200 bp	25,563	1,393	5.76%
UP 100 bp	24,867	697	2.88%
UNCHANGED	24,170	—	—
DOWN 100 bp	23,303	(867)	-3.59%
DOWN 200 bp	22,361	(1,809)	-7.49%
DOWN 300 bp	21,269	(2,901)	-12.00%

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

There is no material change in our current market risk exposure from the market risk exposure we experienced in 2006.  The outcome of the sensitivity analysis conducted for 2006 was essentially the same as 2007.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) issued disclosure guidance for “critical accounting policies”.  The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.

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

Accounting Principles Generally Accepted in the United States of America

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

We follow accounting policies typical to the commercial banking industry and in compliance with various regulation and guidelines as established by the Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), and the Bank’s primary federal regulator, the FDIC.  The following is a brief description of our current accounting policies involving significant management judgments.

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

Amortization of Premiums on Investments

We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  Premium amortization of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

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

Share-Based Compensation

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

Accounting for Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company as of January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.    Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

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

At December 31, 2007, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a majority of our loan portfolio.  Refer to Market Risk section for further discussion.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Central Valley Community Bancorp

   and Subsidiary

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
February 20, 2008

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except share amounts)

	2007	2006

ASSETS

Cash and due from banks	$17,108	$23,898
Federal funds sold	14,536	24,218

Total cash and cash equivalents	31,644	48,116

Interest bearing deposits in other banks	—	323
Available-for-sale investment securities (Notes 2 and 6)	84,373	103,922
Loans, less allowance for credit losses of $3,887 in 2007 and $3,809 in 2006 (Notes 3, 8 and 13)	337,241	318,853
Bank premises and equipment, net (Notes 4 and 8)	5,767	4,655
Bank owned life insurance (Note 12)	6,723	6,146
Federal Home Loan Bank stock	2,022	1,891
Goodwill	8,934	8,934
Accrued interest receivable, intangibles, and other assets (Note 7)	6,981	7,219

Total assets	$483,685	$500,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$128,120	$150,182
Interest bearing (Note 5)	274,442	290,445

Total deposits	402,562	440,627

Short-term borrowings (Note 6)	20,000	3,250
Accrued interest payable and other liabilities (Note 12)	6,929	6,404

Total liabilities	429,491	450,281

Commitments and contingencies (Note 8)

Shareholders’ equity (Note 9):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized, 5,975,316 and 6,037,656 shares issued and outstanding in 2007 and 2006, respectively	13,571	14,007
Retained earnings	40,483	35,888
Accumulated other comprehensive income (loss), net of taxes (Notes 2 and 14)	140	(117)

Total shareholders’ equity	54,194	49,778

Total liabilities and shareholders’ equity	$483,685	$500,059

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

	2007	2006	2005

Interest income:
Interest and fees on loans	$27,748	$25,527	$21,115
Interest on Federal funds sold	583	1,165	702
Interest and dividends on investment securities:
Taxable	3,355	3,213	3,061
Exempt from Federal income taxes	880	1,027	1,192

Total interest income	32,566	30,932	26,070

Interest expense:
Interest on deposits (Note 5)	7,894	6,210	3,886
Other (Note 6)	164	349	253

Total interest expense	8,058	6,559	4,139

Net interest income before provision for credit losses	24,508	24,373	21,931

Provision for credit losses (Note 3)	480	800	510

Net interest income after provision for credit losses	24,028	23,573	21,421

Non-interest income:
Service charges	2,859	2,532	2,414
Appreciation in cash surrender value of bank owned life insurance (Note 12)	226	253	215
Loan placement fees	185	350	390
Federal Home Loan Bank stock dividends	102	89	68
Net realized gains on sales and calls of investment securities (Note 2)	63	123	92
Gain on sale and disposal of equipment	3	192	1
Gain from bank owned life insurance (Note 12)	—	625	—
Other income	1,080	1,013	829

Total non-interest income	4,518	5,177	4,009

	2007	2006	2005

Non-interest expenses:
Salaries and employee benefits (Notes 3 and 12)	$10,829	$10,871	$9,178
Occupancy and equipment (Notes 4 and 8)	2,618	2,421	2,133
Other expenses (Notes 8 and 11)	5,652	5,249	4,731

Total non-interest expenses	19,099	18,541	16,042

Income before provision for income taxes	9,447	10,209	9,388

Provision for income taxes (Note 7)	3,167	3,298	3,344

Net income	$6,280	$6,911	$6,044

Basic earnings per share (Note 9)	$1.05	$1.16	$1.03

Diluted earnings per share (Note 9)	$0.99	$1.07	$0.94

Cash dividends per share	$0.10	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share amounts)

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2005	5,257,734	$6,343	$22,933	$330	$29,606

Comprehensive income (Note 14):
Net income	—	—	6,044	—	6,044	$6,044
Other comprehensive loss, net of tax:
Net change in unrealized gains on available- for-sale investment securities	—	—	—	(837)	(837)	(837)

Total comprehensive income						$5,207

Stock issued for acquisition	522,106	6,079	—	—	6,079
Stock options exercised and related tax benefit (Note 10)	111,980	631	—	—	631

Balance, December 31, 2005	5,891,820	13,053	28,977	(507)	41,523

Comprehensive income (Note 14):
Net income	—	—	6,911	—	6,911	$6,911
Other comprehensive income, net of tax:
Net change in unrealized loss on available-for-sale investment securities	—	—	—	390	390	390

Total comprehensive income						$7,301

Repurchase and retirement of common stock (Note 9)	(26,200)	(395)	—	—	(395)
Stock-based compensation expense	—	163	—	—	163
Stock options exercised and related tax benefit (Note 10)	172,036	1,186	—	—	1,186

Balance, December 31, 2006	6,037,656	14,007	35,888	(117)	49,778

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2006	6,037,656	$14,007	$35,888	$(117)	$49,778

Comprehensive income (Note 14):
Net income	—	—	6,280	—	6,280	$6,280
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	257	257	257

Total comprehensive income						$6,537

Cash dividend payment ($0.10 per share)	—	—	(595)	—	(595)
Repurchase and retirement of common stock (Note 9)	(186,800)	(1,617)	(1,090)	—	(2,707)
Stock-based compensation expense	—	221	—	—	221
Stock options exercised and related tax benefit (Note 10)	124,460	960	—	—	960

Balance, December 31, 2007	5,975,316	$13,571	$40,483	$140	$54,194

	2007	2006	2005

Disclosure of reclassification amount, net of taxes (Note 14):

Unrealized holding gains (losses) arising during the year	$295	$464	$(782)
Less reclassification adjustment for net gains included in net income	(38)	(74)	55

Net change in unrealized gains (losses) on available-for-sale investment securities	$257	$390	$(837)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,280	$6,911	$6,044
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(164)	160	94
Depreciation, accretion and amortization, net	1,077	1,619	2,368
Stock-based compensation	221	163	—
Tax benefit from exercise of stock options	(395)	(451)	(173)
Provision for loan losses	480	800	510
Net realized gains on sales and calls of available-for-sale investment securities	(63)	(123)	(92)
Net gain on sale and disposal of equipment	(3)	(192)	(1)
Increase in bank owned life insurance, net of expenses	(226)	(248)	(210)
FHLB stock dividends	(102)	(89)	(68)
Net decrease (increase) in accrued interest receivable and other assets	648	(398)	1,889
Net increase in accrued interest payable and other liabilities	525	2,190	546
Provision for deferred income taxes	(403)	(838)	(147)

Net cash provided by operating activities	7,875	9,504	10,760

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition	—	21	13,844
Purchases of available-for-sale investment securities	(20,693)	(30,657)	(50,046)
Proceeds from sales or calls of available-for-sale investment securities	15,700	16,559	15,487
Proceeds from maturity of available-for-sale investment securities	10,499	1,000	—
Proceeds from principal repayments of available-for-sale investment securities	14,608	15,085	25,463
Net decrease in interest bearing deposits in other banks	323	595	1,687
Net FHLB stock purchases	(29)	(143)	—
Net increase in loans	(18,704)	(21,350)	(47,458)
Purchases of premises and equipment	(2,047)	(2,987)	(781)
Proceeds from sale of equipment	4	488	—
Proceeds from bank owned life insurance	—	1,332	—
Purchases of bank owned life insurance	(351)	(505)	(440)

Net cash used in investing activities	(690)	(20,562)	(42,244)

	2007	2006	2005
Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(45,523)	$(5,951)	$32,000
Net increase in time deposits	7,458	15,589	9,034
Proceeds from borrowings from Federal Home Loan Bank	87,500	9,788	—
Repayments to Federal Home Loan Bank	(69,500)	(11,788)	(2,000)
Repayment of borrowings from other financial institutions	(1,250)	(1,250)	—
Share repurchase and retirement	(2,707)	(395)	—
Proceeds from exercise of stock options	565	735	458
Tax benefit from exercise of stock options	395	451	173
Cash dividend payments	(595)	—	—

Net cash (used in) provided by financing activities	(23,657)	7,179	39,665

(Decrease) increase in cash and cash equivalents	(16,472)	(3,879)	8,181

Cash and cash equivalents at beginning of year	48,116	51,995	43,814

Cash and cash equivalents at end of year	$31,644	$48,116	$51,995

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$7,805	$6,362	$3,947
Income taxes	$3,380	$3,400	$3,223

Non-cash investing activities:

Net pre-tax change in unrealized gains (losses) on available-for-sale investment securities	$429	$650	$(1,407)

Non-cash financing activities:

Tax benefit from stock options exercised	$395	$451	$173

Supplemental Schedule Related to Acquisition:
Acquisition of Bank of Madera County:
Deposits	$—	$—	$63,769
Other liabilities	—	—	439
Loans, net	—	—	(45,028)
Goodwill and intangibles	—	21	(10,455)
Premises and equipment	—	—	(390)
Federal Home Loan Bank stock	—	—	(172)
Other assets	—	—	(398)
Stock issued	—	—	6,079

Cash and cash equivalents acquired, net of cash paid to Bank of Madera County shareholders and option holders	$—	$21	$13,844

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

The Bank of Madera County (BMC) was merged with and into the Bank on January 1, 2005.  The transaction was a combination of cash and stock and was accounted for under the purchase method of accounting.  BMC had two branches in Madera County which continue to be operated by the Bank.

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

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.  In addition, the accounts of the Bank’s wholly owned subsidiaries, Clovest Corporation and Clovis Securities Corporation (an inactive company), as well as a majority ownership in Central Valley Community Insurance Services, LLC, are included in the consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value.  As of December 31, 2007 and 2006, all of the Company’s investments were classified as available-for-sale and there were no transfers between categories.

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

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

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected should be recognized as an impairment.  The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2007 and 2006, there were no such loans being accounted for under this policy.

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

This allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for credit losses at December 31, 2007 and 2006, respectively, reflects management’s estimate of potential losses in the portfolio.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Goodwill of $8,934,000 represents the excess of the cost of the Bank of Madera County over the net of the amounts assigned to assets acquired and liabilities assumed in the transaction accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisition and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.  There was no impairment resulting from management’s assessment during 2007 or 2006.

Intangible Assets

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2005 acquisition of Bank of Madera County of $857,000, net of $643,000 in amortization at December 31, 2007.  The core deposit intangible is being amortized by the straight-line method over an estimated life of seven years.  Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization.  Amortization expense recognized in 2007, 2006 and 2005 was $214,000 each year.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

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

Share-Based Compensation

The Company has three share-based compensation plans, the Central Valley Community Bancorp 2005 Omnibus Incentive Plan and the 2000 and 1992 Stock Option Plans, all of which were approved by the shareholders of the Company.  The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.  These plans are more fully described in Note 10.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation (Continued)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method, which requires recognizing expense for options granted prior to the adoption date equal to fair value of the unvested amounts over their remaining vesting period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair values estimated in accordance with the provisions of SFAS 123(R).  The Company applied the alternative transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  Results for 2005 have not been restated.  Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25).  No stock-based compensation cost is reflected in net income prior to January 1, 2006, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  In October 2007, the Company cancelled the 15,000 stock options granted on May 1, 2006 and 78,900 granted on April 23, 2007 and, on October 17, 2007, granted 93,900 new options to the directors, senior managers and other employees.  The modification affected 60 employees and 8 directors and the total incremental compensation cost recognized for the modification in 2007 was $29,000.  In addition, the Company granted 15,000 other stock options during 2007.  All options were granted with an exercise price equal to the fair market value on the grant date.  There were 156,300 options granted in 2005.

As a result of adopting SFAS 123(R), the Company’s income before provision for income taxes and net income for the year ended December 31, 2007 are $221,000 and $179,000, respectively, and for the year ended December 31, 2006 are $163,000 and $142,000, respectively, lower than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2007 would have been $1.08 and $1.01, respectively, without the adoption of SFAS 123(R) compared to $1.05 and $0.99, respectively, as reported.  Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.18 and $1.09, respectively, without the adoption of SFAS 123(R) compared to $1.16 and $1.07, as reported.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash flow from financing in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2007 and 2006 were $395,000 and $451,000, respectively.

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation (Continued)

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the year ended December 31, 2005.

Year Ended December 31,
2005
(In thousands)

Net earnings as reported	$6,044
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	478

Pro forma net income	$5,566

Basic earnings per share – as reported	$1.03
Basic earnings per share – pro forma	$0.95

Diluted earnings per share – as reported	$0.94
Diluted earnings per share – pro forma	$0.87

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Company’s options in 2007, 2006 and 2005.

The fair value of each option is estimated on the date of grant using the following assumptions.

	2007	2006	2005

Dividend yield	0 - .10%	.5%	.5%
Expected volatility	28.45% - 29.34%	15.65%	50.29%
Risk-free interest rate	4.20% - 4.48%	5.05%	4.16%
Expected option life	6.5 years	6.5 years	6.5 years

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions should be applied prospectively, except for certain specifically identified financial instruments.  The Company adopted SFAS 157 on January 1, 2008 and management does not believe its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments.  The Company adopted SFAS 159 on January 1, 2008 and management did not elect the fair value option for any of its financial instruments.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-04), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-04 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy.  An entity should apply the provisions of EITF 06-04 either through a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.  The provisions of EITF 06-04 are effective for fiscal years beginning after December 15, 2007.  The Company adopted the provisions of EITF 06-04 on January 1, 2008 and management determined that a liability of $316,000 will be recorded as of January 1, 2008, with the corresponding reduction as a cumulative-effect adjustment to retained earnings.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.

2.                                       AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2007 and 2006 consisted of the following:

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Debt securities:
U.S. Government agencies	$8,496	$4	$(10)	$8,490
Obligations of states and political subdivisions	25,736	323	(77)	25,982
U.S. Government agencies collateralized by mortgage obligations	46,088	275	(239)	46,124
Other securities	3,819	—	(42)	3,777

	$84,139	$602	$(368)	$84,373

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
Debt securities:
U.S. Government agencies	$28,643	$34	$(358)	$28,319
Obligations of states and political subdivisions	26,210	373	(168)	26,415
U.S. Government agencies collateralized by mortgage obligations	45,561	204	(237)	45,528
Other securities	3,703	—	(43)	3,660

	$104,117	$611	$(806)	$103,922

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.                                     AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Investment securities with unrealized losses at December 31, 2007 and 2006 are summarized and classified according to the duration of the loss period as follows:

	2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$—	$—	$3,990	$(10)	$3,990	$(10)
Obligations of states and political sub- divisions	5,057	(25)	6,903	(52)	11,960	(77)
U.S. Government agencies collateral-ized by mortgage obligations	20,553	(153)	6,721	(86)	27,274	(239)
Other securities	—	—	1,458	(42)	1,458	(42)

	$25,610	$(178)	$19,072	$(190)	$44,682	$(368)

	2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Debt securities:
U.S. Government agencies	$6,603	$(9)	$16,628	$(349)	$23,231	$(358)
Obligations of states and political sub-divisions	3,413	(24)	7,937	(144)	11,350	(168)
U.S. Government agencies collateral-ized by mortgage obligations	9,567	(55)	15,711	(182)	25,278	(237)
Other securities	1,457	(43)	—	—	1,457	(43)

	$21,040	$(131)	$40,276	$(675)	$61,316	$(806)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.                                     AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

U.S. Government Agencies

At December 31, 2007, the Company held six U.S. Government agency securities of which three were in a loss position and had been in a loss position for twelve months or more.  The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Obligations of States and Political Subdivision

At December 31, 2007, the Company held 55 obligations of states and political subdivision securities of which 11 were in a loss position for less than twelve months and 12 were in a loss position and had been in a loss position for twelve months or more.  The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

U.S. Government Agencies Collateralized by Mortgage Obligations

At December 31, 2007, the Company held 60 U.S. Government agency securities collateralized by mortgage obligation securities of which 13 were in a loss position for less than twelve months and six were in a loss position and had been in a loss position for twelve months or more.  The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate changes.  The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Other Securities

At December 31, 2007, the Company’s other securities consist of investments of $1,500,000 in marketable equity securities and $2,319,000 in equity securities carried at cost.  The equity securities carried at cost are investments in two different money market funds.  No evaluation of impairment is considered necessary for these securities.  The Company’s investments in marketable equity securities consist primarily of an investment in a CRA Qualified Investment Fund.  The Company has evaluated this investment for impairment.  The unrealized losses on the Company’s investment in marketable equity securities were caused by interest rate changes.  Based on the Company’s evaluation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.                                    AVAILABLE-FOR-SALE INVESTMENT SECURITIES (Continued)

Other Securities (Continued)

Net unrealized gains (losses) on available-for-sale investment securities totaling $234,000 and $(195,000) are recorded net of $94,000 and $(78,000) in tax liabilities (benefit) as accumulated other comprehensive income within shareholders’ equity at December 31, 2007 and 2006, respectively.

Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $15,700,000 and $63,000, respectively, for the year ended December 31, 2007.  Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $16,559,000 and $123,000, respectively, for the year ended December 31, 2006.  Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $15,487,000 and $92,000, respectively, for the year ended December 31, 2005.

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2007 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$8,496	$8,490
After one year through five years	3,492	3,503
After five years through ten years	16,090	16,287
After ten years	6,154	6,192

	34,232	34,472

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	46,088	46,124
Other securities	3,819	3,777

	$84,139	$84,373

Investment securities with amortized costs totaling $39,206,000 and $35,624,000 and fair values totaling $39,326,000 and $35,612,000 were pledged to secure public deposits, other contractual obligations and short-term borrowings at December 31, 2007 and 2006, respectively.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.           LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Commercial:
Commercial	$92,613	$100,675
Agricultural land and production	32,167	28,907

Total commercial	124,780	129,582

Real estate:
Owner occupied	76,808	71,667
Real estate – construction and other land loans	48,593	48,424
Commercial real estate	43,334	34,766
Other	17,406	9,550

Total real estate	186,141	164,407

Consumer:
Equity loans and lines of credit	24,595	24,178
Consumer and installment	5,742	4,872
Other	458	375

Total consumer	30,795	29,425

Deferred loan fees, net	(588)	(752)

Total gross loans	341,128	322,662

Allowance for credit losses	(3,887)	(3,809)

Total loans	$337,241	$318,853

At December 31, 2007 and 2006, loans originated under Small Business Administration (SBA) programs totaling $28,961,000 and $30,745,000, respectively, were included in the real estate and commercial categories.

Salaries and employee benefits totaling $326,000, $388,000 and $495,000 have been deferred as loan origination costs for the years ended December 31, 2007, 2006 and 2005, respectively.

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning of year	$3,809	$3,339	$3,448
Provision charged to operations	480	800	510
Losses charged to the allowance	(481)	(721)	(787)
Recoveries	79	391	168

Balance, end of year	$3,887	$3,809	$3,339

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.             LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

There were four loans considered to be impaired at December 31, 2007 totaling $179,000.  There were no loans considered to be impaired at December 31, 2006.  There were two loans considered to be impaired at December 31, 2005 totaling $616,000.  There was no required valuation allowance for impaired loans in 2007 or 2005.  The average investment in impaired loans during 2007, 2006 and 2005 was $113,000, $207,000 and $776,000, respectively.  No interest income was recognized for impaired loans in 2007, 2006 or 2005.

At December 31, 2007, nonaccrual loans totaled $179,000 and interest foregone on nonaccrual loans totaled $8,000 for the year then ended.  There were no loans on nonaccrual at December 31, 2006 or interest foregone on nonaccrual loans for the year then ended.  At December 31, 2005, nonaccrual loans totaled $616,000 and interest foregone on nonaccrual loans totaled $76,000 for the year then ended.

4.             BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Land	$580	$579
Buildings and improvements	3,074	1,000
Furniture, fixtures and equipment	5,316	5,642
Leasehold improvements	2,331	2,435

	11,301	9,656

Less accumulated depreciation and amortization	(5,534)	(5,001)

	$5,767	$4,655

Depreciation and amortization included in occupancy and equipment expense totaled $935,000, $948,000 and $982,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5.             DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Savings	$19,298	$21,029
Money market	90,402	109,069
NOW accounts	53,114	56,177
Time, $100,000 or more	61,197	60,183
Time, under $100,000	50,431	43,987

	$274,442	$290,445

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.             DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending
December 31,

2008	$102,055
2009	6,856
2010	2,073
2011	438
2012	206

$111,628

Interest expense recognized on interest-bearing deposits consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Savings	$98	$106	$89
Money market	2,621	2,467	1,500
NOW accounts	347	56	60
Time certificates of deposit	4,828	3,581	2,237

	$7,894	$6,210	$3,886

6.             BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (FHLB) of San Francisco at December 31, 2007 and 2006 consisted of the following:

2007			2006
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
(Dollars in thousands)			(Dollars in thousands)

$10,000	4.37%	January 10, 2008	$2,000	2.66%	February 12, 2007
10,000	4.49%	January 9, 2008	—

20,000			2,000

(20,000)	Less short-term portion		(2,000)	Less short-term portion

$—	Long-term debt		$—	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $24,231,000 and $16,848,000 and market values totaling $24,203,000 and $16,758,000 at December 31, 2007 and 2006, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.             BORROWING ARRANGEMENTS (Continued)

Other Short-Term Debt

The Company had a note payable to a financial institution with a balance of $1,250,000 at December 31, 2006.  The note matured and was paid off as of December 31, 2007.

Lines of Credit

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $18,000,000 at December 31, 2007 and 2006, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2007 and 2006 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $2,032,000 and $2,271,000 and market values totaling $2,057,000 and $2,200,000, respectively.  At December 31, 2007 and 2006, the Bank had no outstanding borrowings under these lines of credit.

7.             INCOME TAXES

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Federal	State	Total
	(In thousands)
2007

Current	$2,982	$588	$3,570
Deferred	(265)	(138)	(403)

Provision for income taxes	$2,717	$450	$3,167

2006

Current	$3,135	$1,001	$4,136
Deferred	(680)	(158)	(838)

Provision for income taxes	$2,455	$843	$3,298

2005

Current	$2,512	$979	$3,491
Deferred	(72)	(75)	(147)

Provision for income taxes	$2,440	$904	$3,344

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.             INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Allowance for credit losses	$1,542	$1,407
Other reserves	113	134
Bank premises and equipment	312	272
Deferred compensation	2,056	1,735
Future benefit of state tax	231	321
Share-based compensation	68	—
Unrealized loss on available-for-sale investment securities	—	78
Other	3	13

Total deferred tax assets	4,325	3,960

Deferred tax liabilities:
Other accruals	(292)	(242)
Loan origination costs	(263)	(224)
Future liability of State deferred tax asset	(257)	(210)
Unrealized gain on available-for-sale investment securities	(94)
Core deposit intangible	(384)	(480)

Total deferred tax liabilities	(1,290)	(1,156)

Net deferred tax assets	$3,035	$2,804

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	3.1%	7.2%	7.1%
Tax exempt investment security income, net	(2.9)%	(3.2)%	(4.2)%
Bank owned life insurance, net	(0.8)%	(3.5)%	(0.9)%
Other	0.1%	(2.2)%	(0.4)%

Effective tax rate	33.5%	32.3%	35.6%

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.  With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2004, and by state and local taxing authorities for years ended before December 31, 2002.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.             INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (in thousands):

Balance at January 1, 2007	$107
Additions based on tax positions related to the current year	49
Additions for tax positions of prior years	39
Reductions for tax positions of prior years	(16)

Balance at December 31, 2007	$179

During the year ended December 31, 2007, the Bank recognized and accrued approximately $22,000 in interest and penalties.

8.             COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $1,047,000, $724,000 and $518,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending
December 31,

2008	$990
2009	1,067
2010	949
2011	895
2012	837
Thereafter	7,608

$12,346

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The amount of such reserve balances required at December 31, 2007 and 2006 was $1,327,000 and $2,699,000, respectively.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $600,000 at December 31, 2007.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.             COMMITMENTS AND CONTINGENCIES (Continued)

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2007	2006
	(In thousands)

Commitments to extend credit	$134,669	$133,937
Standby letters of credit	$969	$612

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2007 and 2006.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2007, commercial loan commitments represent approximately 57% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 30% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 13% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2007, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 98.4% of the Bank’s loans were commercial and real-estate-related, representing 36.6% and 61.8% of total loans, respectively.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.             COMMITMENTS AND CONTINGENCIES (Continued)

Concentrations of Credit Risk (Continued)

At December 31, 2006, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 98.6% of the Bank’s loans were commercial and real-estate-related, representing 40.2% and 58.4% of total loans, respectively.

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

9.             SHAREHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2007.

ENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.             SHAREHOLDERS’ EQUITY (Continued)

Regulatory Capital (Continued)

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

	2007		2006
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$44,238	9.43%	$39,864	8.41%
Minimum regulatory requirement	$18,758	4.00%	$18,967	4.00%

Central Valley Community Bank	$42,202	9.00%	$39,045	8.24%
Minimum requirement for “Well-Capitalized” institution	$23,438	5.00%	$23,703	5.00%
Minimum regulatory requirement	$18,751	4.00%	$18,963	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$44,238	11.65%	$39,864	10.97%
Minimum regulatory requirement	$15,188	4.00%	$14,536	4.00%

Central Valley Community Bank	$42,202	11.12%	$39,045	10.72%
Minimum requirement for “Well-Capitalized” institution	$22,773	6.00%	$21,852	6.00%
Minimum regulatory requirement	$15,182	4.00%	$14,568	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$48,125	12.67%	$43,673	12.02%
Minimum regulatory requirement	$30,376	8.00%	$29,073	8.00%

Central Valley Community Bank	$46,089	12.14%	$42,854	11.77%
Minimum requirement for “Well-Capitalized” institution	$37,954	10.00%	$36,419	10.00%
Minimum regulatory requirement	$30,363	8.00%	$29,135	8.00%

Dividends

On July 19, 2007, the Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 8, 2007, payable on August 24, 2007.  The Company did not pay any cash dividends in 2006 or 2005.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2007, retained earnings of $15,722,000 were free of such restrictions.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.             SHAREHOLDERS’ EQUITY (Continued)

Share Repurchase Plan

During 2006, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 or approximately 1% of its outstanding shares of common stock during the period from October 23, 2006 to June 30, 2007.

On April 18, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock.  The plan called for repurchases of up to approximately $2,000,000 of the Company’s outstanding shares of common stock during the period from April 18, 2007 to October 18, 2007.

On November 20, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 during the period from November 21, 2007 to May 21, 2008.

During 2006 and 2007, under all three plans, the Company repurchased 213,000 shares at an average price of $14.57 for a total cost of $3,102,000.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and
	per share amounts)
Basic Earnings Per Share:

Net income	$6,280	$6,911	$6,044

Weighted average shares outstanding	5,990,812	5,978,314	5,844,110

Net income per share	$1.05	$1.16	$1.03

Diluted Earnings Per Share:

Net income	$6,280	$6,911	$6,044

Weighted average shares outstanding	5,990,812	5,978,314	5,844,110
Effect of dilutive stock options	376,438	500,595	571,298

Weighted average shares of common stock and common stock equivalents	6,367,250	6,478,909	6,415,408

Net income per diluted share	$0.99	$1.07	$0.94

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.                               SHARE-BASED COMPENSATION

On December 31, 2007, the Company had three share-based compensation plans, which are described below.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 846,834 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 1,986 remain reserved for future grants as of December 31, 2007.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 15,000 shares reserved for issuance for options already granted to employees and 461,000 remain reserved for future grants as of December 31, 2007.  The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

From the 2000 Plan 78,900 options were granted in 2007, at an exercise price of $14.69, and 15,000 were granted in 2006, at an exercise price of $15.50.  From the 2005 Plan, 15,000 options were granted in 2007, at an exercise price of $12.20.  For the years ended December 31, 2007 and 2006, the compensation cost recognized for stock option compensation was $221,000 and $163,000, respectively.  No stock-based compensation cost is reflected in net income for the year ended December 31, 2005. The recognized tax benefit for stock option compensation expense was $42,000 and $21,000 for 2007 and 2006, respectively.  As of December 31, 2007, there was $823,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of four years.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.                               SHARE-BASED COMPENSATION (Continued)

A summary of the combined activity of the Plans for the years ended December 31, 2006 and 2007 follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
	(Dollars in thousands, except per share amounts)

Options outstanding at January 1, 2006	1,085,290	$5.97

Options granted	15,000	$15.50
Options exercised	(172,036)	$4.27
Options canceled	(28,420)	$6.15

Options outstanding at December 31, 2006	899,834	$6.45	5.00	$7,563

Options vested or expected to vest at December 31, 2006	867,767	$6.37	6.33	$7,368

Options exercisable at December 31, 2006	724,734	$5.13	6.01	$7,054

Options outstanding at January 1, 2007	899,834	$6.45

Options granted	187,800	$13.15
Options exercised	(124,460)	$4.55
Options canceled	(101,340)	$14.69

Options outstanding at December 31, 2007	861,834	$7.22	4.77	$3,712

Options vested or expected to vest at December 31, 2007	821,138	$6.92	6.71	$3,541

Options exercisable at December 31, 2007	662,324	$5.64	3.68	$3,689

The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $5.49, $4.34 and $3.28, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2007, 2006 and 2005 was $962,000, $1,900,000 and $942,000, respectively.

Cash received from options exercised for the years ended December 31, 2007, 2006 and 2005 was $565,000, $735,000 and $458,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $395,000, $451,000 and $173,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $823,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992, 2000 and 2005 Plans.  The cost is expected to be recognized over a weighted average period of 4.0 years.  The total fair value of options vested was $168,000 and $197,000 for the years ended December 31, 2007 and 2006, respectively.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.           OTHER EXPENSES

Other expenses consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Data processing	$847	$816	$811
Advertising	481	452	412
Audit and accounting fees	382	317	334
Amortization of core deposit intangible	214	214	214
Legal fees	112	300	192
Regulatory assessments	109	112	164
Other expenses	3,507	3,038	2,604

	$5,652	$5,249	$4,731

12.           EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $260,000, $300,000 and $275,000 to the profit sharing plan in 2007, 2006 and 2005, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2007, 2006 and 2005, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2007, 2006 and 2005, the Bank made matching contributions totaling $241,000, $232,000, $210,000, respectively.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (9.25% at December 31, 2007).  At December 31, 2007 and 2006, the total net deferrals included in accrued interest payable and other liabilities were $1,598,000 and $1,416,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  During 2006, the Company recognized a gain of $625,000 from the proceeds of one of the life insurance policies.  The cash surrender value of the policies totaled $2,813,000 and $2,720,000 at December 31, 2007 and 2006, respectively.  The current annual tax-free interest rates on these policies is 5.6%.  Income recognized on these policies, excluding the gain noted above and net of related expenses, for the years ended December 31, 2007, 2006 and 2005 was $93,000, $131,000 and $120,000, respectively.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.           EMPLOYEE BENEFITS (Continued)

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date based on a discount rate of 6.00%.  The expense recognized under these plans for the years ended December 31, 2007, 2006 and 2005 totaled $367,000, $1,000,000 and $332,000, respectively.  Accrued compensation payable under the salary continuation plan totaled $2,623,000 and $2,285,000 at December 31, 2007 and 2006, respectively.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $3,910,000 and $3,426,000 at December 31, 2007 and 2006, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2007, 2006 and 2005 totaled $133,000, $117,000 and $90,000, respectively.

13.           LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2007	$502

Disbursements	477
Amounts repaid	(135)

Balance, December 31, 2007	$844

Undisbursed commitments to related parties,
December 31, 2007	$1,497

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.           COMPREHENSIVE INCOME (Continued)

At December 31, 2007, 2006 and 2005, the Company held securities classified as available-for-sale which had net unrealized gains or losses as follows:

		Tax
	Before	(Expense)	After
	Tax	Benefit	Tax
	(In thousands)

For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$493	$(198)	$295
Less reclassification adjustment for net gains included in net income	64	(26)	38

Total other comprehensive income	$429	$(172)	$257

For the Year Ended December 31, 2006

Other comprehensive income:
Unrealized holding gains	$773	$(309)	$464
Less reclassification adjustment for net gains included in net income	123	(49)	74

Total other comprehensive income	$650	$(260)	$390

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(1,315)	$533	$(782)
Less reclassification adjustment for net gains included in net income	92	(37)	55

Total other comprehensive loss	$(1,407)	$570	$(837)

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.                               DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2007 and 2006:

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.                                DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$17,108	$17,108	$23,898	$23,898
Federal funds sold	14,536	14,536	24,218	24,218
Interest-bearing deposits in other banks	—	—	323	323
Available-for-sale investment securities	84,373	84,373	103,922	103,922
Loans	337,241	342,638	318,853	319,248
Bank owned life insurance	6,723	6,723	6,146	6,146
FHLB stock	2,022	2,022	1,891	1,891
Accrued interest receivable	2,324	2,324	2,508	2,508

Financial liabilities:
Deposits	$402,562	$404,147	$440,627	$438,848
Short-term borrowings	20,000	20,000	3,250	3,250
Accrued interest payable	680	680	591	591

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2007 and 2006
(In thousands)

	2007	2006

ASSETS
Cash and cash equivalents	$1,455	$1,477
Investment in subsidiary	52,158	48,959
Other assets	675	794

Total assets	$54,288	$51,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short-term debt	$—	$1,250
Other liabilities	94	202

Total liabilities	94	1,452

Shareholders’ equity:
Common stock	13,571	14,007
Retained earnings	40,483	35,888
Accumulated other comprehensive income (loss), net of taxes	140	(117)

Total shareholders’ equity	54,194	49,778

Total liabilities and shareholders’ equity	$54,288	$51,230

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005

Income:
Dividends declared by subsidiary - eliminated in consolidation	$3,600	$1,000	$—
Other income	1	1	1

Total income	3,601	1,001	1

Expenses:
Professional fees	104	72	106
Other expenses	281	516	500

Total expenses	385	588	606

Income (loss) before equity in undistributed income of subsidiary	3,216	413	(605)

Equity in undistributed net income of subsidiary	2,942	6,342	6,438

Income before income tax benefit	6,158	6,755	5,833

Income tax benefit	122	156	211

Net income	$6,280	$6,911	$6,044

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$6,280	$6,911	$6,044
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(2,942)	(6,342)	(6,438)
Stock-based compensation	221	163	—
Tax benefit from exercise of stock options	(395)	(451)	(173)
Decrease in other assets	492	430	792
(Decrease) increase in other liabilities	(108)	132	(51)
Provision for deferred income taxes	22	(134)	—

Net cash provided by operating activities	3,570	709	174

Cash flows provided by (used in) investing activities:
Investment in subsidiary	—	22	(309)

Cash flows from financing activities:
Repayments of borrowings from other financial institution	(1,250)	(1,250)	—
Share repurchase and retirement	(2,707)	(395)	—
Proceeds from exercise of stock options	565	735	458
Tax benefit from exercise of stock options	395	451	173
Cash dividends paid	(595)	—	—

Net cash (used in) provided by financing activities	(3,592)	(459)	631

(Decrease) increase in cash and cash equivalents	(22)	272	496

Cash and cash equivalents at beginning of year	1,477	1,205	709

Cash and cash equivalents at end of year	$1,455	$1,477	$1,205

Cash paid during the year for interest expense	$67	$161	$153

Non-cash investing activities:
Net pre-tax change in unrealized gains (loss) on available-for-sale investment securities	$429	$650	$(1,407)

Fair market value of common stock issued in acquisition of subsidiary	$—	$—	$6,079

Non-cash financing activities:
Tax benefit from stock options exercised	$395	$451	$173

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.          SUBSEQUENT EVENT

On February 20, 2008, the Board of Directors declared a $0.10 per share cash dividend to shareholders of record at the close of business on March 11, 2008 which will be paid on March 31, 2008.

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4 2007	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006

Net interest income	$6,224	$6,186	$6,130	$5,968	$6,259	$6,104	$6,045	$5,965
Provision for credit losses	120	120	120	120	200	100	100	400
Net interest income after provision for credit losses	6,104	6,066	6,010	5,848	6,059	6,004	5,945	5,565
Total non-interest income	1,168	1,075	1,116	1,159	1,679	1,295	1,146	1,057
Total non-interest expense	4,774	4,864	4,756	4,705	5,067	4,631	4,446	4,397
Provision for income taxes	865	701	751	850	528	999	976	795

Net income	$1,633	$1,576	$1,619	$1,452	$2,143	$1,669	$1,669	$1,430

Basic earnings per share	$0.27	$0.26	$0.27	$0.24	$0.36	$0.28	$0.28	$0.24

Diluted earnings per share	$0.26	$0.25	$0.25	$0.23	$0.33	$0.26	$0.26	$0.22

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A - CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act)), the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Central Valley Community Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2007 fiscal year the officers and directors of the Company complied with all applicable filing requirements other than one instance in which a Form 3 was not timely filed.

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

ITEM 15 - EXHIBITS

(a)  EXHIBITS

See Index to Exhibits of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 5, 2008	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 5, 2008
Daniel J. Doyle,
President and Chief Executive
Officer and Director (principal
executive officer)

/s/ David A. Kinross		Date: March 5, 2008
David A. Kinross,
Senior Vice President and Chief Financial Officer
(principal accounting officer
and principal financial officer)

Daniel N. Cunningham *		Date: March 5, 2008
Daniel N. Cunningham,
Chairman of the Board and
Director

Sidney B. Cox *		Date: March 5, 2008
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 5, 2008
Edwin S. Darden, Director

Steven D. McDonald *		Date: March 5, 2008
Steven D. McDonald, Director

Louis McMurray *		Date: March 5, 2008
Louis McMurray, Director

Wanda L. Rogers *		Date: March 5, 2008
Wanda L. Rogers, Director

William S. Smittcamp *		Date: March 5, 2008
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 5, 2008
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 5, 2008
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

10.59	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005. (14)*

10.60	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005. (14)*

10.61	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005. (14)*

10.62	Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005. (14)*

10.63	Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005. (14)*

10.64	Central Valley Community Bancorp 2005 Omnibus Incentive Plan (incorporated by reference from Appendix A to the registrant’s proxy statement filed April 5, 2005. (14)*

10.65	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006.(15)*

10.66	Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006. (15)*

10.67	Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006. (16)*

10.68	Amended and Restated Executive Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006. (16)*

10.69	Amended Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn, dated December 31, 2006. (16)*

10.70	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Shirley Wilburn, dated December 31, 2006. (16)*

10.71	Amendment No. 2 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, dated December 20, 2006. (16)*

10.72	Amendment No. 2 To Salary Continuation Agreement by and between Central Valley Community Bank and Gayle Graham, dated December 20, 2006. (16)*

10.73	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007. (16)*

10.74	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007. (16)*

10.75	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Tom Sommer, dated March 1, 2007. (16)*

10.76	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Tom Sommer, dated March 1, 2007. (16)*

10.77	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007. (16)*

10.78	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007. (16)*

10.79	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008. (17)*

10.80	Executive Salary Continuation Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008. (17)*

10.81	Form of Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and David Kinross, Tom Sommer, Lydia Shaw and Gary Quisenberry. (17)*

10.82	Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and Daniel J. Doyle. (17)*

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*                                         Management contract and compensatory plans

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 filing herein.