Form 10-Q
period 2008-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2008-05-08
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 N. Financial Dr. Fresno, California	93720
(Address of principal executive offices)	(Zip code)

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

Yes  ☐    No  ☒

As of May 7, 2008 there were 5,982,341 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2007 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$18,291	$17,108
Federal funds sold	828	14,536
Total cash and cash equivalents	19,119	31,644
Available-for-sale investment securities, at fair value (amortized cost of $101,092 at March 31, 2008 and $84,139 at December 31, 2007)	101,224	84,373
Loans, less allowance for credit losses of $3,976 at March 31, 2008 and $3,887 at December 31, 2007	344,668	337,241
Bank premises and equipment, net	5,742	5,767
Bank owned life insurance	6,785	6,723
Federal Home Loan Bank stock	2,050	2,022
Goodwill	8,934	8,934
Accrued interest receivable, intangibles and other assets	7,039	6,981
Total assets	$495,561	$483,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$127,608	$128,120
Interest bearing	282,659	274,442
Total deposits	410,267	402,562
Short-term borrowings	5,000	20,000
Long-term debt	19,000	—
Accrued interest payable and other liabilities	6,652	6,929
Total liabilities	440,919	429,491
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 authorized; outstanding 5,982,316 at March 31, 2008, 5,975,316 at December 31,2007	13,689	13,571
Retained earnings	40,874	40,483
Accumulated other comprehensive income, net of tax	79	140
Total shareholders’ equity	54,642	54,194

Total liabilities and shareholders’ equity	$495,561	$483,685

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months
	Ended March 31
(In thousands except per share amounts)	2008	2007

INTEREST INCOME:
Interest and fees on loans	$6,485	$6,573
Interest on Federal funds sold	71	144
Interest and dividends on investment securities:
Taxable	904	897
Exempt from Federal income taxes	229	241
Total interest income	7,689	7,855
INTEREST EXPENSE:
Interest on deposits	1,676	1,823
Other	164	64
Total interest expense	1,840	1,887
Net interest income before provision for credit losses	5,849	5,968
PROVISION FOR CREDIT LOSSES	135	120
Net interest income after provision for credit losses	5,714	5,848
NON-INTEREST INCOME:
Service charges	803	692
Appreciation in cash surrender value of bank owned life insurance	62	55
Loan placement fees	33	65
Net realized gains on sales and calls of investment securities	—	44
Federal Home Loan Bank stock dividends	27	28
Gain on sale and disposal of equipment	—	4
Other income	313	271
Total non-interest income	1,238	1,159
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,869	2,708
Occupancy and equipment	635	650
Other expense	1,468	1,347
Total non-interest expenses	4,972	4,705
Income before provision for income taxes	1,980	2,302
PROVISION FOR INCOME TAXES	675	850
Net income	$1,305	$1,452

Basic earnings per share	$0.22	$0.24
Diluted earnings per share	$0.21	$0.23
Cash dividends per share	$0.10	$—

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE THREE MONTH PERIOD ENDED MARCH 31, 2008

(Unaudited)

(In thousands except share and per share amounts)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income (Net of Taxes)	Total Shareholders’ Equity	Total Comprehensive Income

Balance, January 1, 2007	6,037,656	$14,007	$35,888	$(117)	$49,778
Comprehensive income:
Net income			6,280		6,280	$6,280
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities				257	257	257
Total comprehensive income						$6,537
Cash dividend - $.10 per share			(595)		(595)
Repurchase and retirement of common stock	(186,800)	(1,617)	(1,090)		(2,707)
Stock-based compensation expense		221			221
Stock options exercised and related tax benefit	124,460	960			960

Balance, December 31, 2007	5,975,316	13,571	40,483	140	54,194
Comprehensive income:
Net income			1,305		1,305	$1,305
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities				(61)	(61)	(61)
Total comprehensive income						$1,244
Cash dividend - $.10 per share			(598)		(598)
Stock options exercised and related tax benefit	7,000	55			55
Stock-based compensation expense		63			63
Cumulative effect of adopting EITF 06-4			(316)		(316)

Balance, March 31, 2008	5,982,316	$13,689	$40,874	$79	$54,642

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,305	$1,452
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(131)	(8)
Depreciation, accretion and amortization, net	274	286
Stock-based compensation	63	37
Tax benefit from exercise of stock options	(8)	(35)
Provision for credit losses	135	120
Net realized gains on sales and calls of available-for-sale investment securities	—	(44)
Net gain on sale and disposal of equipment	—	(4)
Increase in bank owned life insurance, net of expenses	(62)	(55)
FHLB stock dividends	(27)	(28)
Net (increase) decrease in accrued interest receivable and other assets	(61)	175
Net (decrease) increase in accrued interest payable and other liabilities	(586)	203
Provision for deferred income taxes	(11)	(5)
Net cash provided by operating activities	891	2,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(24,200)	(2,572)
Proceeds from sales or calls of available-for-sale investment securities	—	5,699
Proceeds from maturity of available-for-sale investment securities	3,500	2,150
Proceeds from principal repayments of available-for-sale investment securities	3,758	3,983
Net decrease in interest bearing deposits in other banks	—	85
Net increase in loans	(7,430)	(4,853)
Purchases of premises and equipment	(206)	(1,140)
Proceeds from sale of premises and equipment	—	4
Net cash (used in) provided by investing activities	(24,578)	3,356
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	6,802	(31,926)
Net increase in time deposits	903	5,049
Proceeds from borrowings from Federal Home Loan Bank	80,000	32,500
Repayments to Federal Home Loan Bank	(76,000)	(34,500)
Repayments of borrowings from other financial institutions	—	(312)
Share repurchase and retirement	—	(602)
Proceeds from exercise of stock options	47	90
Tax benefit from exercise of stock options	8	35
Cash paid for dividends	(598)	—
Net cash provided by (used in) financing activities	11,162	(29,666)
Decrease in cash and cash equivalents	(12,525)	(24,216)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,644	48,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,119	$23,900
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,912	$1,806
Income taxes	$180	$1,180
Non-Cash Investing Activities:
Net pre-tax change in unrealized (losses) gains on available-for-sale investment securities	$(102)	$268
Non-Cash Financing Activities:
Tax Benefit from stock options exercised	$8	$35

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at March 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2008 and March 31, 2007 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2008 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management has determined that since all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts are for more than 10 percent of revenues for the Company or the Bank.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 833,284 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 8,536 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 15,000 shares reserved for issuance for options already granted to employees and 461,000 remain reserved for future grants as of March 31, 2008.   The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

Stock Option Compensation

For the three month periods ended March 31, 2008 and 2007, the compensation cost recognized for stock option compensation was $63,000 and $37,000, respectively.  The recognized tax benefit for stock option compensation expense was $8,000 and $35,000, for the three month periods ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, there was $764,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans.  The cost is expected to be recognized over a weighted average period of three and one half years.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The “simplified” method described in SEC Staff Accounting Bulletin No. 107 was used to determine the expected term of the Company’s options in 2007.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.

No options have been granted in either the 2000 Plan or the 2005 Plan in 2008.  In the fourth quarter of 2007, the Board of Directors of the Company approved the cancellation of 15,000 stock options granted on May 1, 2006 and 78,900 stock options granted on April 23, 2007.  The Board granted new options to the directors, senior managers and other employees in the same numbers and to the same employees who were holders of the cancelled options. The grant date of the new options was October 17, 2007 and the options were granted with an exercise price equal to the fair market value on the grant date of $12.00 per share.  The modification affected 60 employees and 8 directors and the total incremental compensation cost recognized in 2007 for the modification was $29,000.

Stock Option Activity

A summary of the combined activity of the plans follows:

	Three months ended March 31, 2008
		Weighted	Weighted	Average
		Average	Average Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)

Options outstanding, beginning of period	861,834	$7.22		$3,712
Options granted	—	—
Options exercised	(7,000)	$6.78
Options canceled	(6,550)	$12.82
Options outstanding, end of period	848,284	$7.18	4.49	$3,676
Options vested or expected to vest at March 31, 2008	815,729	$6.99	6.42	$3,666
Options exercisable, end of period	655,324	$5.62	3.42	$3,654

The total intrinsic value of options exercised in the three months ended March 31, 2008 and 2007, was $20,000 and $206,000, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2008	2007
Basic Earnings Per Share:

Net income	$1,305	$1,452

Weighted average shares outstanding	5,976,948	6,016,983

Net income per share	$0.22	$0.24

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2007	2006
Diluted Earnings Per Share:

Net income	$1,305	$1,452

Weighted average shares outstanding	5,976,948	6,016,983

Effect of dilutive stock options	299,666	402,647

Weighted average shares of common stock and common stock equivalents	6,276,614	6,419,630
Net income per diluted share	$0.21	$0.23

Note 4.  Fair Value of Assets and Liabilities

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first quarter of 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements
		at March 31, 2008, Using
(In thousands)	Fair Value March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:

Available-for-sale investment securities	$101,224	$2,952	$89,893	$8,379
Total assets and liabilities measured at fair value on a recurring basis	$101,224	$2,952	$89,893	$8,379

Assets and liabilities measured on a non-recurring basis:

Impaired loans	$109	$—	$109	$—

Total assets and liabilities measured at fair value on a non-recurring basis	$109	$—	$109	$—

The fair value of available-for-sale investment securities is based on actual market price determinations from third party evaluation vendors.  The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

(In thousands)	Available-for-sale Investment Securities
Beginning balance	$9,012
Total unrealized gains or losses included in other comprehensive income	101
Purchases, sales and principal payments	(734)
Transfers in and/or out of Level 3	—
Ending balance	$8,379

The amount of total gains for the three month period ended March 31, 2008 is reported as part of unrealized gains or losses included in other comprehensive income on the statement of changes in shareholders equity.

Note 5. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale investment securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended March 31, 2008 and 2007 was $1,244,000 and $1,613,000, respectively.

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

Commitments to extend credit amounting to $127,247,000 and $135,638,000 were outstanding at March 31, 2008 and December 31, 2007, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $70,905,000 and $77,933,000 were outstanding at March 31, 2008 and December 31, 2007, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $13,328,000 and $15,868,000 as of March 31, 2008 and December 31, 2007, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $469,000 and $969,000 were outstanding at March 31, 2008 and December 31, 2007, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2008 and December 31, 2007.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 7.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.   The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2008.

Note 8.  Stock Repurchase

On November 20, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 during the period from November 21, 2007 to May 21, 2008.  Under the plan, the Company repurchased 24,300 shares in 2007 at an average price of $12.55 for a total cost of $305,000.  No shares have been repurchased under the plan in 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  See Note 4 to the Condensed Consolidated Financial Statements for additional information related to implementation of SFAS 157.  The Company adopted SFAS 157 on January 1, 2008 and there was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first quarter of 2008.

In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-04), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee.  EITF 06-04 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy.  The Company adopted the provisions of EITF 06-04 on January 1, 2008 and a liability of $316,000 was recorded with the corresponding reduction as a cumulative-effect adjustment to beginning retained earnings.

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2007 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Three Months of 2008

For the three months ended March 31, 2008, our consolidated net income was $1,305,000 compared to net income of $1,452,000 for the same period in 2007.  Diluted EPS was $0.21 for the first three months of 2008 compared to $0.23 for the first three months of 2007.  The decrease in net income was primarily due to the decrease in interest rates reflective of the 300 basis points decline in rates by the Federal Reserve Bank since September 2007.  Generally, our interest earning assets tend to reprice faster than our interest bearing liabilities and as a result the decline in the interest rates compressed our net interest margin.  Net interest income decreased $119,000.  This was offset by an increase in non-interest income of $79,000, however the provision for credit losses increased $15,000 and non-interest expense increased $267,000 in the first three months of 2008 compared to 2007.  The increase in non-interest expenses was mainly due to increases in salaries and other operating expenses.

Annualized return on average equity (ROE) for the first three months of 2008 was 9.55%, compared to 11.55% for the same period in 2007.  Annualized return on average assets (ROA) was 1.08% for the first three months of 2008, compared to 1.23% for the same period in 2007.  Total average equity was $54,665,000 for the first three months of 2008 compared to $50,311,000 for the first three months 2007.  Equity increased primarily as a result of the net income included in retained earnings and proceeds from exercise of stock options offset by the repurchase of shares of the Company’s common stock, the payment of cash dividends and the cumulative effect adjustment recorded related to our split dollar life insurance policies.

In comparing the first three months of 2008 to the same period in 2007, total loans continued to increase.  Average total loans increased $22,841,000 or 7.2% in the first three months of 2008 compared to the first three months of 2007 while average interest bearing liabilities increased $15,022,000 or 5.3% comparing the same periods.  The yields on earning assets decreased 35 basis points and the rates paid on interest bearing liabilities decreased 19 basis points. As a result, net interest margin for the first three months of 2008 was 5.40% compared to 5.66% for the same period in 2007, a decline of 26 basis points comparing the two periods.  Asset quality continues to be strong.  The Bank had three non-accrual loans totaling $109,000 at March 31, 2008, compared to four totaling $179,000 at December 31, 2007 and none at March 31, 2007.  We had no other real estate owned at March 31, 2008, December 31, 2007, or March 31, 2007.

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

At March 31, 2008, we had total loans of $348,644,000, total assets of $495,561,000, total deposits of $410,267,000, and shareholders’ equity of $54,642,000.

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

The Bank anticipates additional branch openings in the future to meet the growing service needs of its customers.  The branch expansions provide the Company with opportunities to expand its loan and deposit base.  During 2007 we opened a new loan production office in Modesto and relocated our Kerman office to a new expanded facility.  In the first quarter of 2008, the Bank began construction on a new building to relocate its in-store office to a stand alone facility.  Management expects that new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

• Return to our stockholders;

• Return on average assets;

• Development of core revenue streams, including net interest income and non-interest income;

• Asset quality;

• Asset growth; and

• Operating efficiency.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 9.55% for the three months ended March 31, 2008 compared to 11.55% for the three months ended March 31, 2007.  Trailing 12 month ROE for the period ended March 31, 2008 was 11.61% compared to 12.13% for the trailing twelve months ended December 31, 2007 and 14.60% for the trailing 12 months ended March 31, 2007.  The decrease in ROE is primarily due to the decrease in net income coupled with the overall increase in the level of capital.

Our net income for the three months ended March 31, 2008 decreased $147,000 or 10.1% to $1,305,000 compared to $1,452,000 for the three months ended March 31, 2007.  Net income decreased due to a decrease in net interest income, an increase in the provision for credit losses and an increase in non-interest expenses offset by an increase in non-interest income.   Net interest margin (NIM) decreased 26 basis points comparing the three month periods ended March 31, 2008 and 2007.   Diluted EPS was $0.21 for the three months ended March 31, 2008 compared to $0.23 for the same period in 2007.  The decrease in NIM is attributed to the 300 basis points decline in Fed funds interest rates since September 2007 and mirrored by a 300 basis point decline in our Prime rate.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2008 was 1.08% compared to 1.23% for the three months ended March 31, 2007.  Trailing 12 month ROA for the period ended March 31, 2008 was 1.28% compared to 1.32% for the trailing 12 months ended December 31, 2007 and 1.47% for the trailing 12 months ended March 31, 2007.  The decrease in ROA compared to December 2007 is due to the decrease in net income relative to our increase in average assets.  Average assets for the three months ended March 31, 2008 were $484,809,000 compared to $477,321,000 for the year ended December 31, 2007 and $473,733,000 for the three months ended March 31, 2007.  ROA for our peer group was 1.07% for the twelve months ended December 31, 2007.  Peer group data from SNL Financial includes certain bank holding companies in central California with assets from $400 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s annualized net interest margin for the first three months of 2008 (fully tax equivalent basis) was 5.40%, compared to 5.66% for the same period in 2007.  The decrease is a reflection of the 300 basis points decline in rates by the Federal Reserve Bank (FRB) since September 2007 coupled with competition for deposits and liquidity that continue to challenge most financial institutions.  The decline in rates put pressure on our net interest margin due to our asset sensitivity with loans re-pricing faster than interest bearing deposits.   In comparing the two periods, the effective yield on total earning assets decreased 35 basis points while the cost of total interest bearing liabilities decreased 19 basis points.  Net interest income for the first three months of 2008 was $5,849,000 compared to $5,968,000 for the same period in 2007.

On a trailing 12-month basis, NIM was 5.68% for the period ended March 31, 2008, compared to 5.74% for the trailing 12 months ended December 31, 2007 and 5.77% for the trailing 12 months ended March 31, 2007.  The decrease is principally due to the decline in rates by the FRB as mentioned above.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, and appreciation in cash surrender value of bank owned life insurance and other income.  Non-interest income for the first three months of 2008 increased $79,000 or 6.8% to $1,238,000 compared to $1,159,000 for the three months ended March 31, 2007 due to an increase in income from service charges and an increase in other income, offset by decreases in realized gains from sales of available-for-sale investment securities and loan placement fees.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had three non-performing loans totaling $109,000 as of March 31, 2008, four totaling $179,000 at December 31, 2007, and none as of March 31, 2007.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  The Company did not have any other real estate owned at March 31, 2008, December 31, 2007, or March 31, 2007.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 2.5% during the first three months of 2008 to $495,561,000 as of March 31, 2008 compared to $483,685,000 as of December 31, 2007.  Total gross loans increased 2.2% to $348,644,000 as of March 31, 2008 compared to $341,128,000 as of December 31, 2007.  Total deposits increased 1.9% to $410,267,000 as of March 31, 2008 compared to $402,562,000 as of December 31, 2007.  Our loan to deposit ratio at March 31, 2008 increased to 85.0% compared to 84.7% at December 31, 2007.  The loan to deposit ratio of our peers was 93.5% at December 31, 2007.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 69.4% for the first three months of 2008 compared to 65.7% for the three months ended March 31, 2007.  The decline in the efficiency ratio is due to the increase in operating expenses exceeding the increase in revenues.  The Company’s net interest income before provision for credit losses plus non-interest income decreased 0.5% to $7,087,000 for the three months ended March 31, 2008 compared to $7,127,000 for the same period in 2007, while non-interest expenses less amortization of intangibles increased 5.7% to $4,918,000 from $4,651,000 for the same period in 2007.

RESULTS OF OPERATIONS

Net Income for the First Three months of 2008 Compared to the Three months ended March 31, 2007:

Net income decreased to $1,305,000 for the three months ended March 31, 2008 compared to $1,452,000 for the three months ended March 31, 2007.  Basic earnings per share were $0.22 and $0.24 for the three months ended March 31, 2008 and 2007, respectively.  Diluted earnings per share were $0.21 and $0.23 for the three months ended March 31, 2008 and 2007, respectively.  Annualized ROE was 9.55% for the three months ended March 31, 2008 compared to 11.55% for the three months ended March 31, 2007.  Annualized ROA for the three months ended March 31, 2008 was 1.08% compared to 1.23% for the three months ended March 31, 2007.

Net income for the three months ended March 31, 2008 compared to the same period in the prior year decreased due mainly to the decrease in net interest income and increases in non-interest expenses and the provision for credit losses partially offset by increases in non-interest income.  Net interest income after provision for credit losses decreased principally due to the effect of the compression on the net interest margin as well as an increase in the provision for credit losses.  Non-interest expenses increased primarily due to salaries and benefits and other operating expenses.  Further discussion of non-interest expenses is below.

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

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average interest rate information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31, 2008			FOR THE THREE MONTHS ENDED MARCH 31, 2007
	Average Balance	Interest Income/Expense	Average Interest Rate	Average Balance	Interest Income/Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$—	$—		$261	$2	3.07%
Securities
Taxable securities	68,070	904	5.31%	75,577	895	4.74%
Non-taxable securities (1)	24,733	347	5.61%	26,084	365	5.60%
Total investment securities	92,803	1,251	5.39%	101,661	1,260	4.96%
Federal funds sold	8,509	71	3.30%	11,111	144	5.18%
Total securities	101,312	1,322	5.22%	113,033	1,406	4.98%
Loans (2) (3)	340,260	6,485	7.64%	317,444	6,573	8.28%
Federal Home Loan Bank stock	2,024	27	5.34%	1,904	28	5.88%
Total interest-earning assets	443,596	$7,834	7.06%	432,381	$8,007	7.41%
Allowance for credit losses	(3,934)			(3,783)
Non-accrual loans	103			78
Cash and due from banks	15,697			18,074
Bank premises & equipment	5,805			5,183
Other non-earning assets	23,542			21,800
Total average assets	$484,809			$473,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$73,395	$63	0.34%	$76,594	$114	0.60%
Money market accounts	90,838	500	2.21%	96,717	626	2.59%
Time certificates of deposit, under $100,000	51,784	516	4.00%	47,164	452	3.83%
Time certificates of deposit, $100,000 and over	59,987	597	3.99%	56,485	631	4.47%
Total interest-bearing deposits	276,004	1,676	2.44%	276,960	1,823	2.63%
Other borrowed funds	20,528	164	3.20%	4,550	64	5.63%
Total interest-bearing liabilities	296,532	$1,840	2.49%	281,510	$1,887	2.68%
Non-interest bearing demand deposits	128,270			136,879
Other liabilities	5,342			5,033
Shareholders’ equity	54,665			50,311
Total average liabilities and shareholders’ equity	$484,809			$473,733
Interest income and rate earned on average earning assets		$7,834	7.06%		$8,007	7.41%
Interest expense and interest cost related to average interest-bearing liabilities		1,840	2.49%		1,887	2.68%
Net interest income and net interest margin (4)		$5,994	5.40%		$6,120	5.66%

(1) Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $118 and $124 in 2008 and 2007, respectively.

(2) Loan interest income includes loan fees of $212 in 2008 and $173 in 2007.

(3) Average loans do not include non-accrual loans.

(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased 1.3% in the first three months of 2008 compared to the same period in 2007.  The decrease in 2008 is attributable to a 64 basis point decrease in the yield on loans which was 7.64% for the first three months of 2008 compared to 8.28% in 2007, partially offset by the increases in the average balance of loans.  The decrease in yield reflects the 300 basis point declines in rates as discussed previously.  Average total loans for the first three months of 2008 increased 7.2% to $340,363,000 compared to $317,522,000 for the same period in 2007.   An increase in the number of regional and community banks opening branches and loan centers in the Central Valley of California has created strong competition for loans.  This competition is often reflected in aggressive loan pricing.  We are committed to providing our customers with the best price; however we are also committed to increasing our value to shareholders and strong asset quality.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) on a non fully tax equivalent basis decreased $78,000 in the first three months of 2008 compared to the same period in 2007, due to the 10.4% decrease in average balances of total investments, partially offset by a 24 basis point increase in yields to 5.22% for the three months ended March 31, 2008 compared to 4.98% for the same period in 2007.  Income from investments represents 20.6% of net interest income for the three months ended March 31, 2008 compared to 21.5% for the same period in 2007.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2008, we held $65,958,000 or 68.1% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 5.6%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of the tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At March 31, 2008, the average life of the investment portfolio was 4.8 years and the market value reflected a pre-tax unrealized gain of $132,000.  The investment portfolio does not include any sub-prime mortgage instruments.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2008, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $6,965,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $6,572,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first three months of 2007 decreased $166,000, to $7,689,000 compared to $7,855,000 for the three months ended March 31, 2007.  The decrease was due to the 35 basis point decrease in the yield on earning assets offset by the increases in volume.  The yield on interest earning assets decreased to 7.06% for the three months ended March 31, 2008 compared to 7.41% for the three months ended March 31, 2007.  Average interest earning assets increased to $443,596,000 for the three months ended March 31, 2008 compared to $432,381,000 for the three months ended March 31, 2007.  The $11,215,000 increase in average earning assets can be attributed to our own organic growth in loans funded by a decrease in the investment securities from principal pay downs and maturities and a decrease in the level of Fed funds sold.

Interest expense on deposits for the three months ended March 31, 2008 decreased $147,000 or 8.1% to $1,676,000 compared to $1,823,000 for the three months ended March 31, 2007.  This decrease was principally due to a 19 basis point decrease in deposit rates due to the repricing of deposits in the current interest rate environment.  Average interest-bearing deposits decreased slightly to $276,004,000 for the three months ended March 31, 2008 compared to $276,960,000 for the same period in 2007.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) decreased 5.3% to $273,291,000 for the three months ended March 31, 2008 compared to $288,674,000 for the three months ended March 31, 2007.  Total average CDs increased 7.8% to $111,771,000 from $103,649,000.  The overall cost of our deposits decreased to 1.66% for the quarter ended March 31, 2008 compared to 1.76% for the quarter ended March 31, 2007.

Average other borrowed funds increased to $20,528,000 with an effective rate of 3.20% for the three months ended March 31, 2008 compared to $4,550,000 with an effective rate of 5.63% for the three months ended March 31, 2007.  Other borrowings are advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long term borrowings.  Short-term advances were utilized to provide liquidity during the period and long-term advances were utilized as part of a leveraged strategy in the first quarter to purchase investments.  See the section on Financial Condition for more detail.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2008 was $5,849,000 compared to $5,968,000 for the same period in 2007, representing a decrease of $119,000 or 2.0%.  Net interest margin for the three months ended March 31, 2008 was 5.40% compared to 5.66% for the same period in 2007.  This decrease was due to the decrease in the yield on total average earning assets which decreased 35 basis points offset by a 19 basis point decrease in the average rate paid on interest-bearing liabilities.  Total average earning assets increased $11,215,000 or 2.6% to $443,596,000 for the three months ended March 31, 2008 from $432,381,000 for the three months ended March 31, 2007.    For a discussion of the repricing of our assets and liabilities, see “Item 3 – Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	March 31, 2008 Amount	% of Total Loans	December 31, 2007 Amount	% Total Loans

Commercial & industrial	$1,185	28.4%	$1,254	27.1%
Agricultural land and production	567	8.8%	501	9.4%
Real estate	1,457	41.2%	1,353	40.3%
Real estate - construction and other land loans	236	12.7%	312	14.2%
Equity loans and lines of credit	167	7.1%	157	7.2%
Consumer & installment	227	1.7%	236	1.7%
Other	21	0.1%	23	0.1%
Non-specific reserve	116		51
Total allowance for credit losses	$3,976		$3,887

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first three months of 2008 were $135,000 compared to $120,000 for the same period in 2007.  The increase in 2008 is due to our assessment of the required level and overall adequacy of the allowance for credit losses.  During the three months ended March 31, 2008, the Company had net charge offs totaling $46,000 compared $248,000 for the same period in 2007.

The Company had three non-performing loans totaling $109,000 as of March 31, 2008, four loans totaling $179,000 as of December 31, 2007, and none at March 31, 2007.  Non-performing loans as a percentage of loans were 0.03% at March 31, 2008, 0.05% at December 31, 2007 and zero at March 31, 2007.  The Company did not have any other real estate owned at March 31, 2008, December 31, 2007 or March 31, 2007.

The net charge off ratio, which reflects net charge-offs to average loans for the three months ended March 31, 2008 was 0.014% compared to 0.078% for the same period in 2007.  The annual net charge off ratios for 2007, 2006, and 2005 were 0.12%, 0.11% and 0.22%, respectively.

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

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank stock dividends, and other income.  Non-interest income was $1,238,000 for the three months ended March 31, 2008 compared to $1,159,000 for the same period ended March 31, 2007.  The $79,000 increase in non-interest income was due to an increase in customer service charges and other income partially offset by decreases in loan placement fees, and gains from sales of investment securities.

Customer service charges increased $111,000 to $803,000 for the first three months of 2007 compared to $692,000 for the same period in 2007, mainly due to an increase in fees collected for non-sufficient funds on checking accounts.  These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased and the increase in fees generated by the overdraft protection program.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers.  Loan placement fees decreased $32,000 in the first three months of 2007 to $33,000 compared to $65,000 for the three months ended March 31, 2007.  The decrease is primarily due to a slowdown in the housing market in California and the tightening of the credit market resulting in fewer refinancing opportunities.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

There were no sales of investment securities in the first three months of 2008 compared to net realized gains on sales of $44,000 for the same period in 2007.  In the first quarter of 2007, we sold certain municipal securities in order to provide liquidity for our loan growth.

Income from appreciation in cash surrender value of bank owned life insurance (BOLI) increased $7,000 the first three months of 2007 primarily from the purchase of a new policy.  The average balance of the BOLI portfolio increased $580,000 comparing the two periods due to the new policy and the appreciation in cash surrender values.  The Bank has salary continuation plans, deferred compensation plans and related BOLI which are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $2,050,000 in FHLB stock.  Dividends in the first three months of 2007 were relatively flat at $27,000 for the first quarter of 2008 compared to $28,000 for the same period in 2007.

Other income increased $42,000 for the first three months of 2007 compared to the same period in 2007.  The increase can be attributed to an increase in merchant fees from bankcards, income from the VISA IPO settlement, and fees earned from electronic funds transfers.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $267,000 to $4,972,000 for the three months ended March 31, 2008 compared to $4,705,000 for the three months ended March 31, 2007.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 69.4% for the first three months of 2007 compared to 65.7% for the three months ended March 31, 2007.  The primary drivers for this change were increases in salaries and benefits expenses, audit and accounting related expenses, education and training and regulatory assessments and a decrease in legal fees as well as a decrease in net interest income.

Salaries and employee benefits increased $161,000 or 5.95 % to $2,869,000 for the first three months of 2007 compared to $2,708,000 for the three months ended March 31, 2007.  The increase in salaries and employee benefits for the 2008 period can be attributed to normal cost increases for salaries and benefits and an increase in the number of employees.

Occupancy and equipment expense decreased $15,000 to $635,000 for the first three months of 2008 compared to $650,000 for the three months ended March 31, 2007.   The decrease is due mainly to reduction in depreciation expense on equipment that became fully depreciated and a decrease in maintenance and repair expenses.

Other categories of non-interest expenses increased $121,000 or 9.0% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the three months ended March 31, (Dollars in thousands)	Other Expense 2008	Annualized % Avg. Assets	Other Expense 2007	Annualized % Avg. Assets
Advertising	$123	0.10%	$116	0.10%
Audit/accounting	96	0.08%	78	0.07%
Data/item processing	212	0.17%	203	0.17%
ATM/debit card expenses	74	0.06%	71	0.06%
Director fees and related expenses	43	0.04%	43	0.04%
Donations	24	0.02%	35	0.03%
Education and training	52	0.04%	11	0.01%
General Insurance	21	0.02%	22	0.02%
Legal fees (1)	14	0.01%	61	0.05%
Postage	44	0.04%	41	0.03%
Regulatory assessments	57	0.05%	27	0.02%
Stationery/supplies	55	0.05%	52	0.04%
Telephone	48	0.04%	49	0.04%
Operating losses	46	0.04%	13	0.01%
Other	559	0.46%	525	0.44%
Total other non-interest expense	$1,468		$1,347

(1)  Reduction due to reimbursement from insurance company for legal expenses associated with a settled litigation claim.

Provision for Income Taxes

The effective income tax rate was 34.1% for the three months ended March 31, 2008 compared to 36.9% for the three months ended March 31, 2007.  Provision for income taxes totaled $675,000 and $850,000 for the three months ended March 31, 2008, and 2007, respectively.  The decrease in the effective tax rate in the three months ended March 31, 2008 compared to the prior year comparable period is due primarily to an increase in the state tax deduction for loans in designated enterprise zones in California.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2008 compared to December 31, 2007

As of March 31, 2008, total assets were $495,561,000, an increase of 2.5%, or $11,876,000, compared to $483,685,000 as of December 31, 2007.  Total gross loans increased 2.2% or $7,516,000, to $348,644,000 as of March 31, 2008 compared to $341,128,000 as of December 31, 2007.  Total deposits increased 1.94% or $7,705,000 to $410,267,000 as of March 31, 2008 compared to $402,562,000 as of December 31, 2007.  Stockholders’ equity increased to $54,642,000 as of March 31, 2008 compared to $54,194,000 as of December 31, 2007.

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale.  As of March 31, 2008, $67,549,000 was held as collateral for borrowing arrangements, public funds,  and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  Total investments were $101,224,000 at March 31, 2008 compared to $84,373,000 at December 31, 2007, an increase of $16,851,000 or 20.0%.  The Company utilized $19,000,000 in Federal Home Loan Bank advances and $5,000,000 in callable brokered certificates of deposit as part of a leveraged strategy in the first quarter of 2008 to purchase investments of approximately $24,000,000 in an effort to increase yield.

The fair value of the total investment portfolio reflected an unrealized gain of $132,000 at March 31, 2008 compared to an unrealized gain of $234,000 at December 31, 2007.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross	Estimated
March 31, 2008	Amortized	Unrealized	Unrealized	Fair
Investment Type	Cost	Gain	Losses	Value
U.S. Government agencies	$4,997	$21	$—	$5,018
Obligations of states and political subdivisions	25,726	773	(66)	26,433
U.S. Government agencies collateralized by mortgage obligations	30,688	502	(29)	31,161
Other securities collateralized by mortgage obligations	35,840	308	(1,351)	34,797
Other securities	3,841	—	(26)	3,815
	$101,092	$1,604	$(1,472)	$101,224

		Gross	Gross	Estimated
December 31, 2007	Amortized	Unrealized	Unrealized	Fair
Investment Type	Cost	Gain	Losses	Value
U.S. Government agencies	$8,496	$4	$(10)	$8,490
Obligations of states and political subdivisions	25,736	323	(77)	25,982
U.S. Government agencies collateralized by mortgage obligations	33,670	206	(109)	33,767
Other securities collateralized by mortgage obligations	12,418	69	(130)	12,357
Other securities	3,819	—	(42)	3,777
	$84,139	$602	$(368)	$84,373

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

We held $2,050,000 in Federal Home Loan Bank stock as of March 31, 2008 compared to $2,022,000 as of December 31, 2007.  The increase is the result of stock dividends received.

Loans

Total gross loans increased 2.2% or $7,516,000, to $348,644,000 as of March 31, 2008 compared to $341,128,000 as of December 31, 2007.  The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2008	% of Total loans	December 31, 2007	% of Total loans
Commercial:
Commercial and industrial	$98,874	28.4%	$92,613	27.1%
Agricultural land and production	30,769	8.8%	32,167	9.4%
Total commercial	129,643	37.2%	124,780	36.5%
Real estate:
Owner occupied	$81,989	23.5%	$76,808	22.4%
Real estate-construction and other land loans	41,570	12.7%	48,593	14.2%
Commercial real estate	44,664	12.8%	43,334	12.8%
Other	19,823	4.9%	17,406	5.1%
Total real estate	188,046	53.9%	186,141	54.5%
Consumer:
Equity loans and lines of credit	24,845	7.1%	24,595	7.2%
Consumer and installment	6,008	1.7%	5,742	1.7%
Other	559	0.1%	458	0.1%
Total consumer	31,412	8.9%	30,795	9.0%
Deferred loan fees, net	(457)		(588)
Total gross loans	348,644	100.0%	341,128	100.0%
Allowance for credit losses	(3,976)		(3,887)
Total loans	$344,668		$337,241

As of March 31, 2008, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 61.1% of total loans.  This level of concentration is consistent with 61.8% at December 31, 2007.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company is not involved in any sub-prime mortgage lending activities and the loan portfolio does not include any sub-prime mortgage loans at March 31, 2008 or December 31, 2007.

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

At March 31, 2008 and December 31, 2007, we had no OREO, repossessed assets or restructured loans.  At March 31, 2008 we had three non-accrual loans, which were also considered to be impaired, totaling $109,000 compared to four non-accrual and impaired loans totaling $179,000 at December 31, 2007.

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. At March 31, 2008, we estimated that the potential for any losses from these credits would not have a significant impact on the allowance for credit losses. Based on our valuation and the government guarantees on these loans, we have established specific reserves of $16,000 for these loans.

A summary of non-accrual, restructured, and past due loans at March 31, 2008 and December 31, 2007 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at March 31, 2008 and December 31, 2007. Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	March 31, 2008	December 31, 2007
Non-accrual Loans
Commercial and industrial loans	$109	$100
Real Estate	—	79
Total non-accrual	109	179
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	$109	$179
Nonperforming loans to total loans	0.03%	0.05%
Ratio of non-performing loans to allowance for credit losses	2.74%	4.61%
Loans considered to be impaired	$109	$179
Related allowance for credit losses on impaired loans	$16	$—

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Month Period Ended	For the Year Ended
(Dollars in thousands)	March 31, 2008	December 31, 2007

Balance, beginning of the year	$3,887	$3,809
Provision charged to operations	135	480
Losses charged to allowance	(65)	(481)
Recoveries	19	79
Balance, end of year	$3,976	$3,887
Ratio of non-performing loans to allowance for credit losses	2.74%	4.61%
Allowance for credit losses to total loans	1.14%	1.14%

As of March 31, 2008 the balance in the allowance for credit losses was $3,976,000 compared to $3,887,000 as of December 31, 2007.  For the three months ended March 31, 2008, charge offs totaled $65,000 and recoveries totaled $19,000 compared to charge offs of $274,000 and recoveries of $26,000 for the same period ended March 31, 2007.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $127,247,000 as of March 31, 2008 compared to $135,638,000 as of December 31, 2007.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

At March 31, 2008 and December 31, 2007, the allowance was 1.14% of total gross loans.  During the three months ended March 31, 2008, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Non-performing loans totaled $109,000 and $179,000 as of March 31, 2008 and December 31, 2007, respectively.  Management believes the allowance at March 31, 2008 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $7,705,000 or 1.9% to $410,267,000 as of March 31, 2008 compared to $402,562,000 as of December 31, 2007.  Interest bearing deposits increased $8,217,000 or 3.0% to $282,659,000 as of March 31, 2008 compared to $274,442,000 as of December 31, 2007.  Non-interest bearing deposits decreased $512,000 or 0.4% to $127,608,000 as of March 31, 2008 compared to $128,120,000 as of December 31, 2007.  Interest bearing deposits include $5,000,000 in callable brokered CDs, the proceeds from which were used to purchase investment securities.  See the section on investments for further detail.

The composition of the deposits and average interest rates paid at March 31, 2008 and December 31, 2007 is summarized in the table below.

(Dollars in thousands)	March 31, 2008	% of Total Deposits	Effective Rate	December 31, 2007	% of Total Deposits	Effective Rate

NOW accounts	$52,756	12.9%	0.34%	$53,114	13.2%	0.66%
MMA accounts	98,611	24.0%	2.21%	90,402	22.5%	2.64%
Time deposits	112,531	27.4%	3.99%	111,628	27.7%	4.39%
Savings deposits	18,761	4.6%	0.35%	19,298	4.8%	0.48%
Total interest-bearing	282,659	68.9%	2.44%	274,442	68.2%	2.79%
Non-interest bearing	127,608	31.1%		128,120	31.8%
Total deposits	$410,267	100.0%		$402,562	100.0%

Short-term borrowings, utilized for liquidity, totaled $5,000,000 as of March 31, 2008 compared to $20,000,000 as of December 31, 2007.  Short-term borrowings at March 31, 2008, represent FHLB advances maturing within one month.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long-term borrowings of $19,000,000 at March 31, 2008 represent FHLB advances with weighted average interest of 3.08% and weighted average maturity of 3.3 years.  There were no long-term borrowings at December 31, 2007.  As discussed above under investments, the Bank utilized a leveraged strategy and borrowed from the FHLB to fund investments with similar maturities.

Capital

Our stockholders’ equity increased to $54,642,000 as of March 31, 2008 compared to $54,194,000 as of December 31, 2007.  The increase in stockholders’ equity is a result of net income of $1,305,000 for the three months ended March 31, 2008 combined with the proceeds from the exercise of stock options of $55,000 and the effect of stock-based compensation expense of $63,000, offset by decreases due to payment of cash dividends of $598,000, a $316,000 reduction as a cumulative-effect adjustment related to adoption of the provisions relating to split-dollar life insurance policies and a decrease in the unrealized gains on the available for sale investment securities.   The Company has a stock repurchase plan in place that expires on May 21, 2008.  During the three months ended March 31, 2008, the Company did not repurchase any shares of its common stock under the plan. As of March 31, 2008, $695,000 remained to repurchase shares as authorized by the Company’s Board of Directors.

On February 20, 2008, the Board of Directors of Central Valley Community Bancorp declared a $0.10 per share cash dividend for shareholders of record as of March 11, 2008, payable on March 31, 2008.

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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$44,810	9.43%	$44,238	9.43%
Minimum regulatory requirement	$18,998	4.00%	$18,758	4.00%
Central Valley Community Bank	$42,718	9.01%	$42,202	9.00%
Minimum requirement for “Well-Capitalized” institution	$23,718	5.00%	$23,438	5.00%
Minimum regulatory requirement	$18,975	4.00%	$18,751	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$44,810	11.54%	$44,238	11.65%
Minimum regulatory requirement	$15,529	4.00%	$15,188	4.00%
Central Valley Community Bank	$42,718	11.01%	$42,202	11.12%
Minimum requirement for “Well-Capitalized” institution	$23,284	6.00%	$22,773	6.00%
Minimum regulatory requirement	$15,523	4.00%	$15,182	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$48,786	12.57%	$48,125	12.67%
Minimum regulatory requirement	$31,059	8.00%	$30,376	8.00%
Central Valley Community Bank	$46,694	12.03%	$46,089	12.14%
Minimum requirement for “Well-Capitalized” institution	$38,807	10.00%	$37,954	10.00%
Minimum regulatory requirement	$31,045	8.00%	$30,363	8.00%

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

As a means of augmenting our liquidity, we have established Federal funds lines with correspondent banks.  At March 31, 2008 our available borrowing capacity includes approximately $18,000,000 in Federal funds lines with our correspondent banks and $18,452,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At March 31, 2008, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2008 and December 31, 2007:

Credit Lines (In thousands)	March 31, 2008	December 31, 2007
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$18,000	$18,000
Balance outstanding	$—	$—

Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$42,452	$23,498
Balance outstanding	$24,000	$20,000
Collateral pledged	$50,336	$24,231
Fair value of collateral	$49,950	$24,203

Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$2,023	$1,986
Balance outstanding	$—	$—
Collateral pledged	$1,994	$2,032
Fair value of collateral	$2,054	$2,057

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note 6 – Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 8 – Commitments and Contingencies in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 8 – Commitments and Contingencies in the Company’s 2007 Annual Report to Shareholders’ on
Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2008, approximately 81.9% of our loan portfolio was tied to adjustable rate indices. The majority of these adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of March 31, 2008, 86.6% of our time deposits mature within one year or less.  As of March 31, 2008, $5,000,000 of our short-term debt reprices on a monthly basis.

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

Approximately 81.9% of our loan portfolio is tied to adjustable rate indices and 50.8% of our loan portfolio reprices within 90 days.  As of March 31, 2008, we had 85 loans totaling $40,783,000 with floors ranging from 4% to 8% and ceilings ranging from 8% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the three months ending March 31, 2008 under the interest rate shock scenarios stated.  The table was prepared as of March 31, 2008, at which time prime interest rate was 5.25%.  The amounts identified in the table are not materially different from what we showed at December 31, 2007.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income ($000)	$ Change from Rates at March 31, 2008 ($000)	Percent Change from Rates at March 31, 2008
UP 300 bp	$26,143	$2,312	9.70%
UP 200 bp	25,304	1,473	6.18%
UP 100 bp	24,562	731	3.07%
UNCHANGED	23,831	0	—
DOWN 100 bp	22,999	(832)	(3.49)%
DOWN 200 bp	22,794	(1,037)	(4.35)%
DOWN 300 bp	22,709	(1,121)	(4.71)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 20, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 during the period from November 21, 2007 to May 21, 2008.  Under the plan, the Company repurchased 24,300 shares in 2007 at an average price of $12.55 for a total cost of $305,000.  During the quarter ended March 31, 2008, the Company did not repurchased any shares.

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

Central Valley Community Bancorp

Date: May 7, 2008	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 7, 2008	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002