Form 10-Q
period 2008-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2008-08-14
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 N. Financial Dr., California	93720
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number (559) 298-1775

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of August 12, 2008 there were 6,006,119 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2008 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	June 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$21,911	$17,108
Federal funds sold	17,369	14,536
Total cash and cash equivalents	39,280	31,644
Interest bearing deposits in other banks	5,000	—
Available-for-sale investment securities, at fair value (Amortized cost of $99,880 at June 30, 2008 and $84,139 at December 31, 2007	96,635	84,373
Loans, less allowance for credit losses of $4,076 at June 30, 2008 and $3,887 at December 31, 2007	348,177	337,241
Bank premises and equipment, net	6,043	5,767
Bank owned life insurance	6,847	6,723
Federal Home Loan Bank stock	2,079	2,022
Goodwill	8,934	8,934
Accrued interest receivable, intangibles and other assets	9,515	6,981

Total assets	$522,510	$483,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$127,499	$128,120
Interest bearing	289,548	274,442
Total deposits	417,047	402,562

Short-term borrowings	19,900	20,000
Long-term debt	19,000	—
Accrued interest payable and other liabilities	12,421	6,929
Total liabilities	468,368	429,491
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 authorized; outstanding 6,006,119 at June 30, 2008 and 5,975,316 at December 31,2007	13,900	13,571
Retained earnings	42,189	40,483
Accumulated other comprehensive (loss) income, net of tax	(1,947)	140
Total shareholders’ equity	54,142	54,194
Total liabilities and shareholders’ equity	$522,510	$483,685

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
(In thousands except earnings per share amounts)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$6,201	$7,005	$12,686	$13,578
Interest on Federal funds sold	57	155	128	299
Interest and dividends on investment securities:
Taxable	1,013	873	1,917	1,770
Exempt from Federal income taxes	228	209	457	450
Total interest income	7,499	8,242	15,188	16,097
INTEREST EXPENSE:
Interest on deposits	1,516	2,063	3,192	3,886
Other	257	49	421	113
Total interest expense	1,773	2,112	3,613	3,999
Net interest income before provision for credit losses	5,726	6,130	11,575	12,098
PROVISION FOR CREDIT LOSSES	135	120	270	240
Net interest income after provision for credit losses	5,591	6,010	11,305	11,858
NON-INTEREST INCOME:
Service charges	843	665	1,646	1,357
Appreciation in cash surrender value of bank owned life insurance	62	56	124	111
Loan placement fees	22	63	55	128
Net realized gains on sales and calls of investment securities	—	—	—	44
Federal Home Loan Bank stock dividends	29	23	56	51
Gain on sale and disposal of equipment	—	—	—	4
Other income	318	309	631	580
Total non-interest income	1,274	1,116	2,512	2,275
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,847	2,664	5,716	5,372
Occupancy and equipment	675	657	1,310	1,307
Other expense	1,444	1,435	2,912	2,782
Total non-interest expenses	4,966	4,756	9,938	9,461
Income before provision for income taxes	1,899	2,370	3,879	4,672
PROVISION FOR INCOME TAXES	584	751	1,259	1,601
Net income	$1,315	$1,619	$2,620	$3,071

Basic earnings per share	$0.22	$0.27	$0.44	$0.51
Diluted earnings per share	$0.21	$0.25	$0.42	$0.48
Cash dividends per share	$—	$—	$0.10	$—

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE SIX MONTH PERIOD ENDED JUNE 30, 2008

(Unaudited)

(In thousands except share and per share amounts)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income (Net of Taxes)	Total Shareholders’ Equity	Total Comprehensive Income
Balance, January 1, 2007	6,037,656	$14,007	$35,888	$(117)	$49,778
Comprehensive income:
Net income			6,280		6,280	$6,280
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities				257	257	257
Total comprehensive income						$6,537
Cash dividend - $.10 per share			(595)		(595)
Repurchase and retirement of common stock	(186,800)	(1,617)	(1,090)		(2,707)
Stock-based compensation expense		221			221
Stock options exercised and related tax benefit	124,460	960			960

Balance, December 31, 2007	5,975,316	13,571	40,483	140	54,194
Comprehensive income:
Net income			2,620		2,620	$2,620
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities				(2,087)	(2,087)	(2,087)
Total comprehensive income						$533
Cash dividend - $.10 per share			(598)		(598)
Stock options exercised and related tax benefit	30,803	207			207
Stock-based compensation expense		122			122
Cumulative effect of adopting EITF 06-4			(316)		(316)

Balance, June 30, 2008	6,006,119	$13,900	$42,189	$(1,947)	$54,142

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,620	$3,071
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(66)	(69)
Depreciation, accretion and amortization, net	533	551
Stock-based compensation	122	96
Tax benefit from exercise of stock options	(57)	(165)
Provision for credit losses	270	240
Net realized gains on sales and calls of available-for-sale investment securities	—	(44)
Net gain on sale and disposal of equipment	—	(4)
Increase in bank owned life insurance, net of expenses	(124)	(112)
FHLB stock dividends	(56)	(51)
Net increase in accrued interest receivable and other assets	(1,172)	(226)
Net increase (decrease) in accrued interest payable and other liabilities	5,176	(176)
Provision for deferred income taxes	(22)	(15)
Net cash provided by operating activities	7,224	3,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(30,489)	(2,572)
Proceeds from sales or calls of available-for-sale investment securities	—	5,699
Proceeds from maturity of available-for-sale investment securities	5,250	2,150
Proceeds from principal repayments of available-for-sale investment securities	9,539	8,458
Net (increase) decrease in interest bearing deposits in other banks	(5,000)	165
Net FHLB stock purchases	—	(29)
Net increase in loans	(11,140)	(16,939)
Purchases of premises and equipment	(742)	(1,792)
Proceeds from sale of premises and equipment	—	4
Net cash used in investing activities	(32,582)	(4,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	13,827	(28,167)
Net increase in time deposits	658	9,447
Proceeds from borrowings from Federal Home Loan Bank	164,500	57,500
Repayments to Federal Home Loan Bank	(145,600)	(49,500)
Repayments of borrowings from other financial institutions	—	(625)
Share repurchase and retirement	—	(2,066)
Proceeds from exercise of stock options	150	273
Tax benefit from exercise of stock options	57	165
Cash paid for dividends	(598)	—
Net cash provided by (used in) financing activities	32,994	(12,973)
Increase (decrease) in cash and cash equivalents	7,636	(14,733)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,644	48,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,280	$33,383
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$3,526	$3,962
Income taxes	$1,965	$1,890
Non-Cash Investing Activities:
Net pre-tax change in unrealized losses on available-for-sale investment securities	$(2,087)	$(660)
Non-Cash Financing Activities:
Tax benefit from stock options exercised	$57	$165

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at June 30, 2008 and December 31, 2007, and the results of its operations for the three and six month interim periods ended June 30, 2008 and June 30, 2007 and its cash flows for the six month interim periods ended June 30, 2008 and June 30, 2007 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2008 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 807,081 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 10,936 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 15,000 shares reserved for issuance for options already granted to employees and 461,000 remain reserved for future grants as of June 30, 2008.   The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

Stock Option Compensation

For the six month periods ended June 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $122,000 and $96,000, respectively. For the quarter ended June 30, 2008 and 2007, compensation cost recognized was $59,000 for each quarter.  The recognized tax benefit for stock option compensation expense was $57,000 and $165,000, for the six month periods ended June 30, 2008 and 2007, respectively.  For the three month periods ended June 30, 2008 and 2007, recognized tax benefits were $49,000 and $131,000, respectively.  As of June 30, 2008, there was $705,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 3.3 years.

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

Stock Option Activity

A summary of the combined activity of the plans follows:

	Six months ended June 30, 2008
		Weighted	Weighted
		Average	Average Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options outstanding, beginning of period	861,834	$7.22		$3,712
Options granted	—	—
Options exercised	(30,803)	$4.88
Options canceled	(8,950)	$13.01
Options outstanding, end of period	822,081	$7.25	4.36	$2,803
Options vested or expected to vest at June 30, 2008	759,250	$7.20	5.40	$2,615
Options exercisable, end of period	656,331	$5.86	3.45	$2,803

The total intrinsic value of options exercised in the six months ended June 30, 2008 and 2007, was $142,000 and $403,000, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share

	Three Months Ended		Six Months Ended
In thousands (except share and per share	June 30,		June 30,
amounts)	2008	2007	2008	2007
Net income	$1,315	$1,619	$2,620	$3,071
Weighted average shares outstanding	5,991,101	5,990,140	5,984,025	6,007,534
Net income per share	$0.22	$0.27	$0.44	$0.51

Diluted Earnings Per Share

	Three Months Ended		Six Months Ended
In thousands (except share and per share	June 30,		June 30,
amounts)	2008	2007	2008	2007
Net income	$1,315	$1,619	$2,620	$3,071
Weighted average shares outstanding	5,991,101	5,990,140	5,984,025	6,007,534
Effect of dilutive stock options	286,589	401,452	292,990	412,332
Weighted average shares of common stock and common stock equivalents	6,277,690	6,391,592	6,277,015	6,419,866
Net income per diluted share	$0.21	$0.25	$0.42	$0.48

Note 4.  Fair Value of Assets and Liabilities

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (GAAP) and expands disclosures about fair value measurements.  There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the six month period ended June 30, 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements
		at June 30, 2008, Using
(In thousands)	Fair Value June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale investment securities	$96,635	$7,356	$81,770	$7,509
Total assets and liabilities measured at fair value on a recurring basis	$96,635	$7,356	$81,770	$7,509
Assets and liabilities measured on a non-recurring basis:
Impaired loans	$366	$—	$366	$—
Total assets and liabilities measured at fair value on a non-recurring basis	$366	$—	$366	$—

The fair value of available-for-sale investment securities is based on actual market price determinations from third party evaluation vendors.  The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

(In thousands)	Available-for-sale Investment Securities
Beginning balance	$9,011
Total gains or losses (realized/unrealized)
Included in earnings(or changes in net assets)	(7)
Included in other comprehensive income	33
Purchases, sales and principal payments	(1,528)
Transfers in and/or out of Level 3	—
Ending balance	$7,509

Note 5. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended June 30, 2008 and 2007 was $711,000 and $1,062,000 and was $533,000 and $2,675,000 for the six month periods ended June 30, 2008 and 2007, respectively.

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

Commitments to extend credit amounting to $119,033,000 and $134,669,000 were outstanding at June 30, 2008 and December 31, 2007, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $64,629,000 and $77,933,000 were outstanding at June 30, 2008 and December 31, 2007, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $11,024,000 and $15,868,000 as of June 30, 2008 and December 31, 2007, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $425,000 and $969,000 were outstanding at June 30, 2008 and December 31, 2007, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at June 30, 2008 and December 31, 2007.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.   The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended June 30, 2008.

Note 8.  Stock Repurchase

On November 20, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 during the period from November 21, 2007 to May 21, 2008.  Under the plan, the Company repurchased 24,300 shares in 2007 at an average price of $12.55 for a total cost of $305,000.  No shares have been repurchased under the plan in 2008 and the plan expired May 20, 2008.

Note 9.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

June 30, 2008			December 31, 2007
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
(Dollars in thousands)			(Dollars in thousands)

$3,890	2.26%	November 6, 2008	$10,000	4.37%	January 10, 2008
11,110	2.27%	November 6, 2008	10,000	4.49%	January 9, 2008
4,900	2.24%	November 7, 2008
5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 13, 2013	—

38,900			20,000
(19,900)	Less short- term portion		(20,000)	Less short- term portion

$19,000	Long-term debt		$—	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $49,933,000 and $24,231,000 and market values totaling $47,998,000 and $24,203,000 at June 30, 2008 and December 31, 2007, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Note 9.   Pending Acquisition

On May 28, 2008, Central Valley Community Bancorp and Service 1st Bancorp, headquartered in Tracy, California entered into a Reorganization Agreement and Plan of Merger.  Under the terms of the agreement, Service 1st Bancorp will merge with and into Central Valley Community Bancorp (the “Merger”), and the Service 1st Bancorp subsidiary, Service 1st Bank, with branches in Tracy, Stockton and Lodi, will merge with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank (the “Bank Merger”), subject to receipt of required regulatory approvals and approvals by both companies’ shareholders.

The California Department of Financial Institutions approved the Bank Merger on August 6, 2008. An application for approval is currently pending with the Federal Deposit Insurance Corporation. Notice to the Board of Governors of the Federal Reserve System is planned to be given in the near future.  The dates of shareholder special meetings have not yet been set. The Merger and Bank Merger are currently projected to be completed in the fourth quarter of 2008.

Under the merger agreement, Service 1st Bancorp shareholders will receive in exchange for each share of Bancorp common stock held, cash in the amount of $2.50 and shares of Central Valley Community Bancorp common stock based on a exchange ratio of 0.681818, representing an aggregate cash amount of $5,971,848 and an aggregate share amount of 1,628,686, subject to certain adjustments that will be finalized prior to completion of the Merger, and subject to a cash holdback of $3,500,000, approximately $1.33 per share, to be deposited into an escrow account pending the outcome of certain litigation matters.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.    The Company adopted SFAS 157 on January 1, 2008 and there was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first six months of 2008.

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

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Second Quarter 2008

In the second quarter of 2008, our consolidated net income was $1,315,000 compared to net income of $1,619,000 for the same period in 2007.  Diluted EPS was $0.21 for the second quarter 2008 compared to $0.25 for the second quarter 2007.  The decrease in net income was principally due to decreasing yields on earning assets outpacing the decreases in rates paid on interest bearing liabilities.  As a result the net interest margin decreased 65 basis points for the second quarter of 2008 compared to the same period in 2007.  Additionally, average total interest bearing liabilities increased 10.8% while average total loans increased 6.0%.

Annualized return on average equity for the second quarter of 2008 was 9.71% compared to 12.67% for the same period in 2007.  Total average equity was $54,136,000 for the second quarter 2008 compared to $51,079,000 for the second quarter 2007.  Equity increased primarily as a result of the net income included in retained earnings and proceeds from exercise of stock options offset by the repurchase of shares of the Company’s common stock and an increase in other comprehensive loss.

First Six Months of 2008

For the six months ended June 30, 2008, the Company’s consolidated net income was $2,620,000 compared to $3,071,000 for same period in 2007.  Diluted EPS was $0.42 for the six months ended June 30, 2008 compared to $0.48 for the same period in 2007.

Annualized return on average equity for the six months ended June 30, 2008 was 9.63% compared to 12.11% for the same period in 2007.  Annualized return on average assets for the six months ended June 30, 2008 was 1.06% compared to 1.29% for the same period in 2007.  Total average equity was $54,400,000 for the six months ended June 30, 2008 compared to $50,695,000 for the same period in 2007.  Equity increased primarily as a result of the net income and proceeds from the exercise of stock options offset by the repurchase of shares of the Company’s common stock and an increase in other comprehensive loss.

In comparing the first half of 2008 to the first half of 2007, total loans continued to increase.  Average total loans increased $21,429,000 or 6.6% in the first six months of 2008 compared to the six months ended June 30, 2007 while average interest bearing liabilities increased $23,239,000 or 8.1% over the same period.  While yields on earning assets decreased 70 basis points, the rates paid on interest bearing liabilities decreased at a slower rate by 46 basis points.  As a result, net interest margin declined by 46 basis points from June 30, 2007 to June 30, 2008.  Asset quality continues to be strong.  The Bank had non-accrual loans totaling $366,000 at June 30, 2008, compared to $179,000 at December 31, 2007 and $86,000 at June 30, 2007.  The Company had no other real estate owned at June 30, 2008, December 31, 2007, or June 30, 2007.

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno and Madera Counties of central California.  Additionally, we have a private banking office in Sacramento County and a loan production office in Modesto, California.  As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.  We recently entered into a Reorganization Agreement and Plan of Merger with Service 1st Bancorp.  Service 1st Bank has branches in Tracy, Stockton and Lodi, California.  Applications for prior approval of the merger by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions were mailed on July 2, 2008.  On August 6, 2008, the Bank Merger was approved by the California Department of Financial Institutions.  The merger application filed with the Federal Deposit Insurance Corporation is still pending.  Notice to the Board of Governors of the Federal Reserve System is planned to be given in the near future.  The dates of shareholders special meetings have not yet been set.  The Merger and Bank Merger are currently projected to be completed in the fourth quarter of 2008.

At June 30, 2008, we had total loans of $352,253,000, total assets of $522,510,000, total deposits of $417,047,000, and shareholders’ equity of $54,142,000.

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

The Bank operates 12 branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento, California; and a loan production office which serves the Modesto, California community.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2007 FDIC data, the Bank’s seven branches in Fresno County (Clovis, Fresno, Kerman, and Prather) had a 4.1% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

Branch expansions and the anticipated merger with Service 1st Bank provide the Company with opportunities to expand its loan and deposit base. The merger will add three branch offices located in Tracy, Lodi and Stockton, California.  During 2007 we opened a new loan production office in Modesto, California. The Bank anticipates additional branch openings in the future to meet the growing service needs of its customers.  Management expects that new offices initially will have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders;
•	Return on average assets;
•	Return on average equity;
•	Asset quality;
•	Asset growth; and
•	Operating efficiency.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 9.63% for the six months ended June 30, 2008 compared to 12.13% for the year ended December 31, 2007 and 12.11% for the six months ended June 30, 2007.  Peer ROE, as of March 31, 2008 was 8.72%.  Our net income for the six months ended June 30, 2008 decreased $451,000 or 14.7% to $2,620,000 compared to $3,071,000 for the six months ended June 30, 2007.  Net income decreased due to decreases in net interest income, and increases in the provision for credit losses and non-interest expenses, offset by an increase in non-interest income.  Diluted EPS was $0.42 for the six months ended June 30, 2008 and $0.48 for the same period in 2007.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2008 was 1.06% compared to 1.32% for the year ended December 31, 2007 and 1.29% for the six months ended June 30, 2007.  The decrease in ROA compared to December 2007 is due to the decrease in net income relative to our increase in average assets.  Average assets for the six months ended June 30, 2008 were $495,944,000 compared to $477,321,000 for the year ended December 31, 2007.  ROA for our peer group was 0.81% at March 31, 2008.  Peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 5.22% for the first half of 2008, compared to 5.68 % for the same period in 2007.  The decrease in net interest margin is principally due to a decrease in the Company’s yield on earning assets which was greater than the decrease in our cost of funds.  In comparing the two periods, the effective yield on total earning assets decreased 70 basis points while the cost of total interest bearing liabilities decreased 46 basis points and the cost of total deposits decreased 29 basis points.  The Company’s total cost of deposits for the six months ended June 30, 2008 was 1.57% compared to 1.86% for the same period in 2007.  The Company has less exposure than many of its competitors to such interest expense increases, as 31.2% of its average deposits are non-interest bearing.  Net interest income for the first half of 2008 was $11,575,000 compared to $12,098,000 for the same period in 2007.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, FHLB stock dividends, and gains from sales of investment securities.  Non-interest income for the first six months of 2008 increased $237,000 or 10.4% to $2,512,000 compared to $2,275,000 for the six months ended June 30, 2007 mainly due to increases in service charge income and other income, partially offset by decreases in loan placement fees and gains from sales of investment securities.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $366,000 or 0.10% of total loans as of June 30, 2008, $179,000 or 0.05% of total loans at December 31, 2007, and $86,000 or 0.03% of total loans as of June 30, 2007.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  The Company did not have any other real estate owned at June 30, 2008, December 31, 2007, or June 30, 2007.

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

Total assets increased 8.0% during the first six months of 2008 from $483,685,000 as of December 31, 2007 to $522,510,000 as of June 30, 2008.  Total gross loans increased 3.3% to $352,253,000 as of June 30, 2008 compared to $341,128,000 as of December 31, 2007.  Total deposits increased 3.6% to $417,047,000 as of June 30, 2008 compared to $402,562,000 as of December 31, 2007.  We continue to under perform in our loan to deposit ratio compared to our peers.  Our loan to deposit ratio at June 30, 2008 remained consistent at 84.5% with the to 84.7% at December 31, 2007.  The loan to deposit ratio of our peers was 94.8% at March 31, 2008.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 69.8% for the first six months of 2008 compared to 65.3% for the six months ended June 30, 2007.  The decline in the efficiency ratio is due to an increase in operating expenses and a decrease in revenues, primarily due to the decrease in interest rates since September of 2007.  The Company’s net interest income before provision for credit losses plus non-interest income decreased 2.0% to $14,087,000 for the six months ended June 30, 2008 compared to $14,373,000 for the same period in 2007, while operating expenses increased 5.0% to $9,938,000 from $9,461,000 for the same period in 2007.

RESULTS OF OPERATIONS

Net Income for the First Six Months of 2008 Compared to the Six months ended June 30, 2007:

Net income decreased to $2,620,000 for the six months ended June 30, 2008 compared to $3,071,000 for the six months ended June 30, 2007.  Basic earnings per share were $0.44 and $0. 51 for the six months ended June 30, 2008 and 2007, respectively.  Diluted earnings per share were $0.42 for the six months ended June 30, 2008 and $0.48 for the same period in 2007.  Annualized ROE was 9.63% for the six months ended June 30, 2008 compared to 12.11% for the six months ended June 30, 2007. Annualized ROA for the six months ended June 30, 2008 was 1.06% compared to 1.29% for the six months ended June 30, 2007.

Net income for the six months ended June 30, 2008 compared to the same period in the prior year decreased due mainly to decreases in net interest income and increases in non-interest expenses, offset by an increase in non-interest income and a decrease in the provision for income taxes.  Net interest income decreased due to a decrease in the yield on interest earning assets and an increase in the level of average interest bearing-liabilities, partially offset by a lesser decrease in our cost of interest-bearing liabilities and an increase in the level of our total average interest earning assets.  Non-interest expenses increased primarily due to salaries and benefits and other expenses.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES)

(Dollars in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30, 2008			FOR THE SIX MONTHS ENDED JUNE 30, 2007
	Average Balance	Interest Income/Expense	Average Interest Rate	Average Balance	Interest Income/Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$137	$2	2.92%	$239	$4	3.35%
Securities
Taxable securities	70,968	1,915	5.40%	72,730	1,766	4.86%
Non-taxable securities (1)	24,731	692	5.60%	24,479	682	5.57%
Total investment securities	95,699	2,607	5.45%	97,209	2,448	5.04%
Federal funds sold	10,118	128	2.54%	11,475	299	5.21%
Total	105,954	2,737	5.17%	108,923	2,751	5.05%
Loans (2) (3)	346,831	12,686	7.34%	325,466	13,578	8.34%
Federal Home Loan Bank stock	2,044	56	5.48%	1,931	51	5.28%
Total interest-earning assets	454,829	15,479	6.81%	436,320	16,380	7.51%
Allowance for credit losses	(3,986)			(3,756)
Non-accrual loans	139			75
Cash and due from banks	16,183			17,038
Bank premises and equipment	5,863			5,555
Other non-earning assets	22,916			21,908
Total average assets	$495,944			$477,140
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$72,541	125	0.35%	$74,664	261	0.70%
Money market accounts	95,124	1,006	2.12%	99,416	1,307	2.63%
Time certificates of deposit, under $100,000	59,951	1012	3.39%	50,787	953	3.75%
Time certificates of deposit, $100,000 and over	52,221	1,049	4.03%	57,222	1,365	4.77%
Total interest-bearing deposits	279,837	3,192	2.29%	282,089	3,886	2.76%
Other borrowed funds	29,358	421	2.88%	3,867	113	5.84%
Total interest-bearing liabilities	309,195	3,613	2.34%	285,956	3,999	2.80%
Non-interest bearing demand deposits	126,897			135,589
Other liabilities	5,452			4,900
Shareholders’ equity	54,400			50,695
Total average liabilities and shareholders’ equity	$495,944			$477,140

Interest income and rate earned on average earning assets		15,479	6.81%		16,380	7.51%
Interest expense and interest cost related to average interest-bearing liabilities		3,613	2.34%		3,999	2.80%

Net interest income and net interest margin (4)		$11,866	5.22%		$12,381	5.68%

(1)         Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $235 and $232 in 2008 and 2007, respectively.

(2)   Loan interest income includes loan fees of $406 in 2008 and $394 in 2007.

(3)   Average loans do not include non-accrual loans.

(4)   Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $892,000 or 6.6% in the first six months of 2008 compared to the same period in 2007.    Average total loans for the first six months of 2008 increased 6.6% to $346,970,000 compared to $325,541,000 for the same period in 2007.  While loan growth was positive, the yield on average total loans decreased 100 basis points to 7.34% for the first six months of 2008 compared to 8.34% for the same period in 2007 largely due to the 325 basis points decline in interest rates by the Federal Reserve Bank since September 2007.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $17,000 in the first six months of 2008 compared to the same period in 2007, mainly due to the 2.7% decrease in average balances of total investment partially offset by the increased yields.  Income from investments represents 21.6% of net interest income for the six months ended June 30, 2008.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2008, we held $63,563,000 or 65.8 % of the total market value of the investment portfolio in MBS and CMOs with an average yield of 5.7%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At June 30, 2008, the average life of the investment portfolio was 4.5 years and the market value reflected a pre-tax unrealized loss of $3,245,000.  The Company reviewed its holdings in MBS and CMOs recently and none are invested in sub-prime mortgage instruments.  Lack of liquidity in the current market for certain mortgage backed securities caused market value declines despite decreasing interest rates as illustrated in the table on page 25.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2008, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $6,383,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $6,234,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first six months of 2008 decreased $909,000, to $15,188,000 compared to $16,097,000 for the six months ended June 30, 2007.  The decrease was due to the 70 basis point decrease in the yield on those assets offset by the 4.2% increase in the average balance of interest earning assets.  The yield on interest earning assets decreased to 6.81% for the six months ended June 30, 2008 from 7.51% for the six months ended June 30, 2007.  Average interest earning assets increased to $454,829,000 for the six months ended June 30, 2008 compared to $436,320,000 for the six months ended June 30, 2007.    The $18,509,000 increase in average earning assets can be attributed to our own organic growth in loans funded by borrowings from the FHLB and from maturities of investment securities.

Interest expense on deposits for the six months ended June 30, 2008 decreased $694,000 or 17.9% to $3,192,000 compared to $3,886,000 for the six months ended June 30, 2007.  This decrease was due to an 47 basis point decrease in deposit rates due to the repricing of deposits in the lower current interest rate environment, coupled with a $2,252,000 or less than 1% decrease in the volume of average interest bearing deposits.  Average interest-bearing deposits were $279,837,000 for the six months ended June 30, 2008 compared to $282,089,000 for the same period ended June 30, 2007.

Average other borrowed funds increased to $29,358,000 with an effective rate of 2.88% for the six months ended June 30, 2008 compared to $3,867,000 with an effective rate of 5.84% for the six months ended June 30, 2007.  As a result interest expense increased $308,000 to $421,000 for the six months ended June 30, 2008 from $113,000 for the six months ended June 30, 2007.  Other borrowings are advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long term borrowings.  Short-term advances were utilized to provide liquidity during the period and long-term advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.

The cost of total deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 1.57% for the first half of 2008 compared to 1.86% for the same period in 2007.  Average non-interest bearing demand deposits decreased 6.4% to $126,897,000 for the six months ended June 30, 2008 from $135,589,000 for the six months ended June 30, 2007.  The cost of all of our interest bearing liabilities decreased 46 basis points to 2.34% for the six months ended June 30, 2008 compared to 2.80% for the six months ended June 30, 2007.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) decreased 4.4% to $275,806,000 for the six months ended June 30, 2008 compared to $288,574,000 for the six months ended June 30, 2007.  Average time certificates of deposits increased 3.9% to $112,172,000 for the six months ended June 30, 2008 compared to $108,009,000 for the six months ended June 30, 2007.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2008 decreased by $523,000 or 4.3% to $11,575,000 compared to $12,098,000 for the six months ended June 30, 2007.  This decrease was primarily due to the46 basis point decline in the net interest margin partially offset by an increase in average interest earning assets.  Average interest earning assets were $454,829,000 for the six months ended June 30, 2008 with a net interest margin of 5.22% compared to $436,320,000 with a net interest margin of 5.68% for the six months ended June 30, 2007.  For a discussion of the repricing of our assets and liabilities, see “Item 3 – Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in Thousands)	June 30, 2008 Amount	Percent of Loans in Each Category to Total Loans	December 31, 2007 Amount	Percent of Loans in Each Category to Total Loans

Commercial & Industrial	$1,266	28.5%	$1,254	27.1%
Agricultural Production	328	7.6%	501	9.4%
Real Estate	1,624	42.7%	1,353	40.3%
Real Estate - construction, land development and other land loans	412	12.1%	312	14.2%
Equity Lines of Credit	188	7.4%	157	7.2%
Consumer & Installment	202	1.6%	236	1.7%
Other	21	0.1%	23	0.1%
Non-specific reserve	35		51
	$4,076		$3,887

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first six months of 2008 were $270,000 compared to $240,000 for the same period in 2007.  The increase in 2008 is due to our assessment of the required level and overall adequacy of the allowance for credit losses and growth in the portfolio.  During the six months ended June 30, 2008, the Company had net charge offs totaling $81,000 compared $306,000 for the same period in 2007.

The Company had non-performing loans totaling $366,000 as of June 30, 2008, $179,000 as of December 31, 2007, and $86,000 as of June 30, 2007.  Non-performing loans as a percentage of loans were 0.10% at June 30, 2008 compared to 0.05% at December 31, 2007, and 0.03% at June 30, 2007.  The Company did not have any other real estate owned at June 30, 2008, December 31, 2007 or June 30, 2007.

The net charge off ratio, which reflects net charge-offs to average loans for the six months ended June 30, 2008 was 0.02% compared to 0.09% for the same period in 2007.  The annual net charge off ratios for 2007, 2006, and 2005 were 0.12%, 0.11% and 0.22%, respectively.

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

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank stock dividends, and other income.  Non-interest income was $2,512,000 for the six months ended June 30, 2008 compared to $2,275,000 for the same period ended June 30, 2007.  The $237,000 increase in non-interest income was primarily due to increases in customer service charges and other income partially offset by decreases in loan placement fees and gains on sales of investment securities.

Customer service charges increased $289,000 to $1,646,000 for the first six months of 2008 compared to $1,357,000 for the same period in 2007, mainly due to an increase in transaction account service charge income.  These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased and the increase in fees generated by the overdraft protection program.

We earn loan placement fees from the brokerage of single-family residential mortgage loans which is mainly for the convenience of our customers.  Loan placement fees decreased $73,000 in the first six months of 2008 to $55,000 compared to $128,000 for the six months ended June 30, 2007.  Normal home sales due to “moving up” or relocating have decreased in Fresno and Madera counties on a period over period basis, as has refinancing activity, which is the major component of our loan placement fees.  Commissions paid for personnel involved in generating loan placement fees are reflected as commissions in salary expense.

There were no sales of investment securities in the first six months of 2008 compared to net realized gains on sales of $44,000 for the same period in 2007.  In the first half of 2007, we sold certain municipal securities in order to provide liquidity for our loan growth.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) increased $13,000 comparing the first half of 2008 with the same period in 2007.  The average balance in this portfolio increased comparing the two periods while the yield remained relatively unchanged.  The Bank’s salary continuation, deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $2,079,000 in FHLB stock.  Dividends in the first six months of 2008 increased $5,000 compared to the same period in 2007.

Other income increased $51,000 for the first six months of 2008 compared to the same period in 2007.  The increase can be attributed primarily to an increase in merchant fees from bankcards.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $477,000 to $9,938,000 for the six months ended June 30, 2008 compared to $9,461,000 for the six months ended June 30, 2007.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 69.8% for the first six months of 2008 compared to 65.3% for the six months ended June 30, 2007.  The primary drivers for this change were the decreases in net interest income, increases in salaries and benefits expenses and occupancy expenses partially offset by the increased non-interest income.

Salaries and employee benefits increased $344,000 or 6.4 % to $5,716,000 for the first six months of 2008 compared to $5,372,000 for the six months ended June 30, 2007.  The increase in salaries and employee benefits for the 2008 period can be attributed to normal cost increases for salaries and benefits and an increase in the number of full time equivalent employees from 146 at June 30, 2007 to 153 at June 30, 2008..  Commissions paid for loan placements are also in this category and decreased $38,000 in the periods under review.

Occupancy and equipment expense increased $3,000 or 0.2% to $1,310,000 for the first six months of 2008 compared to $1,307,000 for the six months ended June 30, 2008.  Included in occupancy expense for the 2008 period was approximately $35,000 related to the relocation of our Herndon and Fowler branch from an in-store location to a new traditional branch facility.

Other non-interest expenses increased $130,000 or 4.7% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the six months ended June 30,	Other Expense 2008	Annualized % Avg. Assets	Other Expense 2007	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$250	0.10%	$252	0.11%
Audit/accounting	193	0.08%	157	0.07%
Data/item processing	418	0.17%	411	0.17%
ATM/debit card expenses	163	0.07%	150	0.06%
Director fees	86	0.03%	86	0.04%
Donations	50	0.02%	56	0.02%
Education/training	76	0.03%	33	0.01%
General Insurance	58	0.02%	58	0.02%
Legal fees	49	0.02%	114	0.05%
Postage	85	0.03%	86	0.04%
Regulatory assessments	135	0.05%	54	0.02%
Stationery/supplies	110	0.04%	110	0.05%
Telephone	97	0.04%	96	0.04%
Operating losses	18	0.01%	24	0.01%
Other	1,124	0.45%	1,095	0.49%
Total other non-interest expense	$2,912		$2,782

Provision for Income Taxes

The effective income tax rate was 32.5% for the six months ended June 30, 2008 compared to 34.3% for the six months ended June 30, 2007.  Provision for income taxes totaled $1,259,000 and $1,601,000 for the six months ended June 30, 2008, and 2007, respectively.  The decrease in the effective tax rate in the six months ended June 30, 2008 compared to the prior year comparable period is due primarily to an increase in the state tax deduction for loans and hiring credits generated in designated enterprise zones in California.

Net Income for the Second Quarter of 2008 Compared to the Second Quarter of 2007:

Net income was $1,315,000 for the second quarter ended June 30, 2008 compared to $1,619,000 for the second quarter ended June 30, 2007.  Basic earnings per share were $0.22 and $0.27 for the quarters ended June 30, 2008 and 2007, respectively.  Diluted earnings per share were $0.21 and $0.25 for the quarters ended June 30, 2008 and 2007, respectively.  Annualized ROE was 9.71% for the quarter ended June 30, 2008 compared to 12.67% for the quarter ended June 30, 2007.  Annualized ROA for the three months ended June 30, 2008 was 1.04% compared to 1.35% for the quarter ended June 30, 2007.

The decrease in net income for the quarter ended June 30, 2008 compared to the same period in the prior year was mainly due to the decrease in net interest income and an increase in non-interest expenses, offset by an increase in non-interest income and a decrease in the provision for income taxes.  Net interest income decreased due to a decrease in the yield on interest earning assets and an increase in the level of average interest-bearing liabilities, particularly other borrowed funds, partially offset by a lesser decrease in our cost of interest-bearing liabilities and an increase in the level of our total average interest earning assets, particularly in loans,  provided by our organic growth.  Non-interest expenses increased primarily due to salaries and benefits, occupancy expenses and other expenses.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED JUNE 30, 2008			FOR THE THREE MONTHS ENDED JUNE 30, 2007
	Average Balance	Interest Income/Expense	Average Interest Rate	Average Balance	Interest Income/Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$275	$2	2.91%	$216	$2	3.70%
Securities
Taxable securities	73,867	1,011	5.47%	69,913	871	4.98%
Non-taxable securities (1)	24,728	345	5.59%	22,892	317	5.53%
Total investment securities	98,595	1,356	5.50%	92,805	1,188	5.12%
Federal funds sold	11,726	57	1.94%	11,835	155	5.24%
Total securities	110,596	1,415	5.12%	104,856	1,345	5.13%
Loans (2) (3)	353,402	6,201	7.02%	333,399	7,005	8.40%
Federal Home Loan Bank stock	2,065	29	5.62%	1,958	23	4.70%
Total interest-earning assets	466,063	$7,645	6.56%	440,213	$8,373	7.61%
Allowance for credit losses	(4,038)			(3,729)
Non-accrual loans	175			72
Cash and due from banks	16,737			16,014
Bank premises & equipment	5,921			5,923
Other non-earning assets	22,225			22,021
Total average assets	$507,083			$480,514
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$71,686	$61	0.34%	$72,756	$147	0.81%
Money market accounts	99,411	506	2.04%	102,085	681	2.67%
Time certificates of deposit, under $100,000	56,029	496	3.54%	46,915	501	4.27%
Time certificates of deposit, $100,000 and over	56,512	453	3.21%	65,406	734	4.49%
Total interest-bearing deposits	283,638	1,516	2.14%	287,162	2,063	2.87%
Other borrowed funds	38,188	257	2.69%	3,190	49	6.14%
Total interest-bearing liabilities	321,826	$1,773	2.20%	290,352	$2,112	2.91%
Non-interest bearing demand deposits	125,516			134,311
Other liabilities	5,605			4,772
Shareholders’ equity	54,136			51,079
Total average liabilities and shareholders’ equity	$507,083			$480,514

Interest income and rate earned on average earning assets		$7,645	6.56%		$8,373	7.61%
Interest expense and interest cost related to average interest-bearing liabilities		1,773	2.20%		2,112	2.91%
Net interest income and net interest margin (4)		$5,872	5.04%		$6,261	5.69%

(1)         Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $117 and $108 in 2008 and 2007, respectively.

(2)         Loan interest income includes loan fees of $195 in 2008 and $221 in 2007.

(3)         Average loans do not include non-accrual loans.

(4)         Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $804,000 or 11.5% to $6,201,000 for the second quarter of 2008 compared to $7,005,000 for the same period in 2007.  Average total loans for the second quarter of 2008 increased 6.0% to $353,577,000 compared to $333,471,000 for the same period in 2007, while the yield on loans decreased by 138 basis points.  The decrease in loan yield is primarily due to the 325 basis points decline in interest rates by the Federal Reserve Bank since September 2007 coupled with the competitive loan environment in the Central Valley.  Our loan yield for the second quarter of 2008 was 7.02% compared to 8.40% for the same period in 2007.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $61,000 in the second quarter of 2008 compared to the same period in 2007, mainly due to an increase in the average investment balance for the second quarter of 2008 compared to the same period in 2007 and only slight changes in the yield.  The average balance of investments increased $5,740,000 or 5.5% to $110,596,000 for the second quarter of 2008 from $104,856,000 for the comparable 2007 period.  The yield on total investments for the quarter ended June 30, 2008 was 5.12% compared to 5.13% for the quarter ended June 30, 2007.  Income from investments represents 22.7% of net interest income for the second quarter of 2008 compared to 20.2% for the same quarter in 2007.

Total interest income for the second quarter of 2008 decreased $743,000, to $7,499,000 compared to $8,242,000 for the quarter ended June 30, 2007.  The decrease was due to the 105 basis point decrease in the yield on those assets, offset by the 5.9% increase in the average balance of interest earning assets.  The yield on interest earning assets decreased to 6.56% for the quarter ended June 30, 2008 compared to 7.61% for the quarter ended June 30, 2007.  Average interest earning assets increased to $466,063,000 for the quarter ended June 30, 2008 compared to $440,213,000 for the quarter ended June 30, 2007.  The $25,850,000 increase in average earning assets can be attributed to our own organic growth and to a leverage strategy employed in first quarter of 2008 whereby we purchased investment securities funded by FHLB borrowings.

Interest expense on deposits for the quarter ended June 30, 2008 decreased $547,000 or 26.5% to $1,516,000 compared to $2,063,000 for the quarter ended June 30, 2007.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 48 basis points to 1.48% for the quarter ended June 30, 2008 compared to 1.96% for the same period in 2007.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Additionally, average interest bearing deposits decreased 1.2% or $3,524,000 comparing the second quarter of 2008 to the same period in 2007.  Average interest-bearing deposits were $283,638,000 for the quarter ended June 30, 2008, with an effective rate paid of 2.14%, compared to $287,162,000 for the same period in 2007, with an effective rate paid of 2.87%.

Average other borrowed funds increased $34,998,000 to $38,188,000 with an effective rate of 2.69% for the quarter ended June 30, 2008 compared to $3,190,000 with an effective rate of 6.14% for the quarter ended June 30, 2007.  As a result interest expense increased $208,000 to $257,000 for the quarter ended June 30, 2008 from $49,000 for the quarter ended June 30, 2007.  Other borrowings are advances from the FHLB.  The FHLB advances are fixed rate short-term and long term borrowings.  Short-term advances were utilized to provide liquidity during the period and long-term advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.

The cost of all of our interest bearing liabilities decreased 71 basis points to 2.20% for the quarter ended June 30, 2008 compared to 2.91% for the quarter ended June 30, 2007.  The decrease is due to the lower current interest rate environment as mentioned above.  Additionally,  non-interest bearing demand deposits decreased in the periods under review.  Average demand deposits decreased 6.6% to an average $125,516,000 for the quarter ended June 30, 2008 from $134,311,000 for the quarter ended June 30, 2007.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) decreased 3.5% to $278,313,000 for the quarter ended June 30, 2008 compared to $288,473,000 for the quarter ended June 30, 2007.  Average time certificates of deposit were consistent on a period over period basis.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2008 decreased $404,000 or 6.6% to $5,726,000 compared to $6,130,000 for the quarter ended June 30, 2007.  This decrease was primarily due to an increase in average interest-bearing liabilities and a decrease in the net interest margin of 65 basis points, partially offset by an increase in average interest earning assets.  Average interest earning assets were $466,063,000 for the quarter ended June 30, 2008 with a net interest margin of 5.04% compared to $440,213,000 with a net interest margin of 5.69% for the quarter ended June 30, 2007.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the second quarter of 2008 were $135,000 compared to $120,000 for the second quarter of 2007.  The increase in 2008 is principally due to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses.

The Company had non-performing loans totaling $366,000 as of June 30, 2008 compared to $179,000 as of December 31, 2007 and  $86,000 as of June 30, 2007.  The Company did not have any other real estate owned at June 30, 2008, December 31, 2007 or June 30, 2006.

The Company had $35,000 net loan charge-offs for the second quarter of 2008 compared to $58,000 for the same quarter in 2007.  The net charge-off ratio, which reflects net charge-offs to average loans, was 0.01% for the quarter ended June 30, 2008 compared to 0.02% for the quarter ended June 30, 2007.  Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $1,274,000 for the quarter ended June 30, 2008 compared to $1,116,000 for the same period ended June 30, 2007.  The $158,000 increase in non-interest income comparing the quarter ended June 30, 2008 to the same period in 2007 was primarily due to increases in service charges, offset by decreases in loan placement fees.

Customer service charges increased $178,000 to $843,000 for the second quarter of 2008 compared to $665,000 for the same period in 2007 due primarily to an increase in analysis service charges on business checking accounts and overdraft fees on consumer checking accounts.

Loan placement fees decreased $41,000 to $22,000 for the second quarter of 2008 compared to $63,000 for the same period in 2007 due to a decrease in normal home sales and refinancing activity as discussed previously.  Other income increased $9,000 to $318,000 for the second quarter of 2008 compared to $309,000 for the same period in 2007, primarily due to increases in electronic funds transfer fees and in merchant card fee income.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $210,000 to $4,966,000 for the quarter ended June 30, 2008 compared to $4,756,000 for the same period in June 30, 2007.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 69.8% for the second quarter of 2008 compared to 65.3% for the second quarter of 2007.

Salaries and employee benefits increased $183,000 or 6.9% to $2,847,000 for the second quarter of 2008 compared to $2,664,000 for the second quarter of 2007.  The increase in salaries and employee benefits for the second quarter of 2008 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits and stock based compensation expense.

Occupancy and equipment expense increased $18,000 to $675,000 for the second quarter of 2008 compared to $657,000 for the second quarter of 2007.  The 2.7% increase in occupancy expense for the quarter ended June 30, 2008 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with relocating our Herndon and Fowler branch from an in-store location to a new traditional branch facility.

Other non-interest expenses increased $9,000 or 0.6% in the period under review.  The increase can be attributed in part to expenses associated with an increase in regulatory assessments as well as expenses for the move of our in-store branch office to a traditional branch facility.

Provision for Income Taxes

The effective income tax rate was 30.8% for the second quarter of 2008 compared to 31.7% for the same period in 2007.  Provision for income taxes totaled $584,000 and $751,000 for the quarters ended June 30, 2008, and 2007, respectively.  The decrease in the effective tax rate in the three months ended June 30, 2008 compared to the prior year comparable period is due primarily to an increase in the state tax deduction for loans and hiring tax credits generated in designated enterprise zones in California.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2008 compared to December 31, 2007

As of June 30, 2008, total assets were $522,510,000, an increase of 8.0%, or $38,825,000, compared to $483,685,000 as of December 31, 2007.  Total gross loans increased 3.3% or $11,125,000, to $352,253,000 as of June 30, 2008 compared to $341,128,000 as of December 31, 2007.  Total deposits increased 3.6% or $14,485,000 to $417,047,000 as of June 30, 2008 compared to $402,562,000 as of December 31, 2007.  Total borrowings increased 94.5% or $18,900,000 to $38,900,000 as of June 30, 2008 compared to $20,000,000 as of December 31, 2007.  Stockholders’ equity decreased to $54,142,000 as of June 30, 2008 compared to $54,194,000 as of December 31, 2007.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale.  As of June 30, 2008, $67,074,000 was held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities increased 18.7% from $84,139,000 at December 31, 2007 to $99,880,000 at June 30, 2008.  The fair value of the portfolio reflected net unrealized loss of $3,245,000 at June 30, 2008 compared to an unrealized loss of $234,000 at December 31, 2007.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

June 30, 2008 Investment Type	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Market Value
U.S. Government agencies	$3,249	$5	$—	$3,254
Obligations of states and political subdivisions	26,200	215	(394)	26,021
U.S. Government agencies collateralized by mortgage obligations	33,781	227	(596)	33,412
Other securities collateralized by mortgage obligations	32,795	13	(2,657)	30,151
Other securities	3,855	—	(58)	3,797
	$99,880	$460	$(3,705)	$96,635

December 31, 2007 Investment Type	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Market Value
U.S. Government agencies	$8,496	$4	$(10)	$8,490
Obligations of states and political subdivisions	25,736	323	(77)	25,982
U.S. Government agencies collateralized by mortgage obligations	33,670	206	(109)	33,767
Other securities collateralized by mortgage obligations	12,418	69	(130)	12,357
Other securities	3,819	—	(42)	3,777
	$84,139	$602	$(368)	$84,373

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

The net unrealized loss for mark to market in the portfolio was $3,705,000 at June 30, 2008 compared to an unrealized gain of  $234,000 as of December 31, 2007.  The change in the market value relates to the illiquidity of certain mortgage backed securities due to the current real estate mortgage environment.

We held $2,079,000 in Federal Home Loan Bank stock as of June 30, 2008 compared to $2,022,000 as of December 31, 2007.  The increase is the result of stock dividends received.

Loans

Total gross loans increased 3.3% or $11,125,000, to $352,253,000 as of June 30, 2008 compared to $341,128,000 as of December 31, 2007.  The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2008	% of Total loans	December 31, 2007	% of Total loans
Commercial:
Commercial and industrial	$100,585	28.5%	$92,613	27.1%
Agricultural land and production	26,622	7.6%	32,167	9.4%
Total commercial	127,207	36.1%	124,780	36.5%
Real estate:
Owner occupied	82,906	23.5%	76,808	22.4%
Real estate-construction and other land loans	42,602	12.1%	48,593	14.2%
Commercial real estate	40,804	11.6%	43,334	12.8%
Other	26,859	7.6%	17,406	5.1%
Total real estate	193,171	54.8%	186,141	54.5%
Consumer:
Equity loans and lines of credit	26,225	7.4%	24,595	7.2%
Consumer and installment	5,774	1.6%	5,742	1.7%
Other	398	0.1%	458	0.1%
Total consumer	32,397	9.1%	30,795	9.0%
Deferred loan fees, net	(522)		(588)
Total gross loans	352,253	100.0%	341,128	100.0%
Allowance for credit losses	(4,076)		(3,887)
Total loans	$348,177		$337,241

As of June 30, 2008, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 62.3% of total loans.  This level of concentration is consistent with 61.8% at December 31, 2007.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company is not involved in any sub-prime mortgage lending activities and the loan portfolio does not include any sub prime mortgage loans at June 30, 2008 or December 31, 2007.

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

At June 30, 2008 and December 31, 2007, we had no OREO, repossessed assets or restructured loans.  At June 30, 2008 we had non-accrual loans totaling $366,000 compared to $179,000 at December 31, 2007.  At June 30, 2008, we estimated the potential for any losses from these credits would have a minimal impact on the allowance for credit losses.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  At June 30, 2008, we estimated that the potential for any losses from these credits would not have a significant impact on the allowance for credit losses.  Based on our valuation and the government guarantees on these loans, we have established specific reserves of $59,000 for these loans.

A summary of non-accrual, restructured, and past due loans at June 30, 2008 and December 31, 2007 is set forth below. The Company had no restructured loans and no accruing loans past due more than 90 days at June 30, 2008 and December 31, 2007.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Non-accrual Loans
Commercial and Industrial	$366	$100
Real Estate	—	79
Total non-accrual	366	179
Accruing loans past due 90 days or more	—	—
Restructured loans	—	—
Total non-performing loans	$366	$—
Nonperforming loans to total loans	0.10%	0.05%
Ratio of non-performing loans to allowance for credit losses	8.98%	4.61%
Loans considered to be impaired	$366	$179
Related allowance for credit losses on impaired loans	$59	$—

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(In thousands)	For the Six Month Period Ended June 30, 2008	For the Twelve Month Period Ended December 31, 2007

Balance, beginning of the year	$3,887	$3,809
Provision charged to operations	270	480

Losses charged to allowance	(126)	(481)
Recoveries	45	79

Balance, end of period	$4,076	$3,887

Ratio of non-performing loans to allowance for credit losses	8.98%	4.61%
Allowance for credit losses to total loans	1.16%	1.14%

As of June 30, 2008 the balance in the allowance for credit losses was $4,076,000 compared to $3,887,000 as of December 31, 2007.  The increase was due to net charge offs during the first half of 2008 being less than the amount of the provision for credit losses.  Net charge offs totaled $81,000 while the provision for credit losses was $270,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $119,458,000 as of June 30, 2008 compared to $135,638,000 as of December 31, 2007.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2008 the allowance was 1.16% of total gross loans compared to 1.14% as of December 31, 2007.  During the six months ended June 30, 2008, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Non-performing loans totaled $366,000 as of June 30, 2008, and $179,000 as of December 31, 2007.  Management believes the allowance at June 30, 2008 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $14,485,000 or 3.6% to $417,047,000 as of June 30, 2008 compared to $402,562,000 as of December 31, 2007.  Interest bearing deposits increased $15,106,000 or 5.5% to $289,548,000 as of June 30, 2008 compared to $274,442,000 as of December 31, 2007.  Non-interest bearing deposits decreased $621,000 or 0.5% to $127,499,000 as of June 30, 2008 compared to $128,120,000 as of December 31, 2007.  Interest bearing deposits include $5,000,000 in callable brokered CDs, the proceeds from which were used to purchase investment securities.

By expanding our branching network we anticipate broadening our deposit gathering base.  We relocated our Kerman branch to a larger facility the first quarter of 2007 and relocated our Clovis in-store branch to a larger stand alone facility in the second quarter of 2008.

The composition of the deposits and average interest rates paid at June 30, 2008 and December 31, 2007 is summarized in the table below.

(Dollars in thousands)	June 30, 2008	% of Total Deposits	Effective Rate	December 31, 2007	% of Total Deposits	Effective Rate

NOW accounts	$55,569	13.3%	0.34%	$53,114	13.2%	0.66%
MMA accounts	103,388	24.8%	2.12%	90,402	22.5%	2.64%
Time deposits	112,286	26.9%	3.68%	111,628	27.7%	4.39%
Savings deposits	18,305	4.4%	0.35%	19,298	4.8%	0.48%
Total interest-bearing	289,548	69.4%	2.29%	274,442	68.2%	2.79%
Non-interest bearing	127,499	30.6%		128,120	31.8%
Total deposits	$417,047	100.0%		$402,562	100.0%

Short-term borrowings totaled $19,900,000 as of June 30, 2008 compared to $20,000,000 as of December 31, 2007.  Short-term borrowings at June 30, 2008, represent FHLB advances with weighted average interest rates of 2.26% and coming due within the fourth quarter of 2008.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

 Long-term borrowings of $19,000,000 at June 30, 2008 represent FHLB advances with weighted average interest of 3.08% and weighted average maturity of 2.9 years.  There were no long-term borrowings at December 31, 2007.  During the first quarter of 2008, the Bank utilized a leveraged strategy and borrowed from the FHLB to fund investments with similar maturities.

Capital

Our stockholders’ equity was $54,142,000 as of June 30, 2008 compared to $54,194,000 as of December 31, 2007.  The decrease in stockholders’ equity is a result of payment of cash dividends of $598,000, a $316,000 reduction as a cumulative-effect adjustment related to adoption of the provisions relating to split-dollar life insurance policies and a$2,087,000 increase in the  unrealized loss on available for sale investment securities offset by net income of $2,620,000 for the six months ended June 30, 2008 combined with the proceeds from the exercise of stock options of $207,000 and the effect of stock-based compensation expense of $122,000.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$46,370	9.32%	$44,238	9.43%
Minimum regulatory requirement	$19,896	4.00%	$18,758	4.00%
Central Valley Community Bank	$44,129	8.89%	$42,202	9.00%
Minimum requirement for “Well-Capitalized” institution	$24,827	5.00%	$23,438	5.00%
Minimum regulatory requirement	$19,862	4.00%	$18,751	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$46,370	11.61%	$44,238	11.65%
Minimum regulatory requirement	$15,978	4.00%	$15,188	4.00%
Central Valley Community Bank	$44,129	11.07%	$42,202	11.12%
Minimum requirement for “Well-Capitalized” institution	$23,909	6.00%	$22,773	6.00%
Minimum regulatory requirement	$15,939	4.00%	$15,182	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$50,446	12.63%	$48,125	12.67%
Minimum regulatory requirement	$31,956	8.00%	$30,376	8.00%
Central Valley Community Bank	$48,209	12.10%	$46,089	12.14%
Minimum requirement for “Well-Capitalized” institution	$39,848	10.00%	$37,954	10.00%
Minimum regulatory requirement	$31,839	8.00%	$30,363	8.00%

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

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At June 30, 2008 our available borrowing capacity includes approximately $17,000,000 in Federal funds lines with our correspondent banks and $3,804,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At June 30, 2008, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2008 and December 31, 2007:

Credit Lines (In thousands)	June 30, 2008	December 31, 2007
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$17,000	$18,000
Balance outstanding	$—	$—

Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$42,704	$23,498
Balance outstanding	$38,900	$20,000
Collateral pledged	$49,933	$24,231
Fair value of collateral	$47,998	$24,203

Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$1,957	$1,986
Balance outstanding	$—	$—
Collateral pledged	$1,959	$2,032
Fair value of collateral	$2,010	$2,057

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2008, approximately 81.9% of our loan portfolio was tied to adjustable rate indices. The majority of these adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of June 30, 2008, 85.6% of our time deposits mature within one year or less.  As of June 30, 2008, $19,900,000 of our short-term debt reprices within five months.

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

Approximately 81.9% of our loan portfolio is tied to adjustable rate indices and 44.4% of our loan portfolio reprices within 90 days.  As of June 30, 2008, we had 102 loans totaling $49,493,000 with floors ranging from 4% to 8% and ceilings ranging from 8% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2009 under the interest rate shock scenarios stated.  The table was prepared as of June 30, 2008, at which time prime interest rate was 5.00%.  The amounts identified in the table are not materially different from what we showed at December 31, 2007.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income ($000)	$ Change from Rates at June 30, 2008 ($000)	Percent Change from Rates at June 30, 2008
UP 200 bp	24,590	727	3.05%
UP 100 bp	24,225	362	1.52%
UNCHANGED	23,863	—	—
DOWN 100 bp	23,461	(402)	(1.68)%
DOWN 200 bp	22,885	(978)	(4.10)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

While not a specific risk factor for the Company, the overall decline in residential real estate values in California, and more specifically in our primary market, has continued into 2008.  While the Company has not been materially impacted by this trend to the level of some other financial institutions, continuing declines in residential real estate may have a continuing negative impact on the overall economic conditions in the Company’s markets and may result in increased credit losses and/or reduced opportunities for future growth thereby adversely affecting the Company’s results of operations and financial condition.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 20, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 during the period from November 21, 2007 to May 21, 2008.  Under the plan, the Company repurchased 24,300 shares in 2007 at an average price of $12.55 for a total cost of $305,000.  During the quarter ended June 30, 2008, the Company did not repurchase any shares.  The plan expired May 20, 2008.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.                                       The Company’s 2008 Annual Meeting of Shareholders was held May 21, 2008.

b.                                      At the 2008 annual meeting the shareholders took the following actions:

•                  Elected Directors of the Company to serve until the 2009 Annual Meeting of Shareholders and until their successors are elected and qualified.

•                  In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 2, 2008.  Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Withheld
Sidney B. Cox	4,705,439	4,494
Daniel N. Cunningham	4,705,439	4,494
Edwin S. Darden, Jr.	4,684,069	25,864
Daniel J. Doyle	4,697,891	12,042
Steven D. McDonald	4,698,327	11,606
Louis McMurray	4,705,439	4,494
Wanda L. Rogers	4,705,295	4,638
William S. Smittcamp	4,703,177	6,756
Joseph B. Weirick	4,705,439	4,494

•                  The ratification of the appointment of Perry-Smith LLP for the 2008 fiscal year as the Company’s independent registered public accounting firm.  The appointment was ratified by the following votes:

Votes for: 4,663,924         Votes against: 27,373           Abstentions: 18,636

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

Central Valley Community Bancorp

Date: August 12, 2008	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: August 12, 2008	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002