Form 10-Q
period 2008-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2008-11-13
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 N. Financial Dr. Fresno, California	93720
(Address of principal executive offices)	(Zip code)

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

Yes   ☐   No   ☒

As of November 12, 2008 there were 6,019,319 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2008 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$19,461	$17,108
Federal funds sold	23,759	14,536
Total cash and cash equivalents	43,220	31,644
Securities:
Available-for-sale investment securities (Amortized cost of $94,388 at September 30, 2008 and $84,139 at December 31, 2007)	90,533	84,373
Held-to-maturity, at amortized cost	7,453	—
Loans, less allowance for credit losses of $4,533 at September 30, 2008 and $3,887 at December 31, 2007	349,345	337,241
Bank premises and equipment, net	5,940	5,767
Bank owned life insurance	6,911	6,723
Federal Home Loan Bank stock	2,110	2,022
Goodwill	8,934	8,934
Accrued interest receivable, intangibles and other assets	10,190	6,981
Total assets	$524,636	$483,685
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$126,063	$128,120
Interest bearing	296,123	274,442
Total deposits	422,186	402,562

Short-term borrowings	19,900	20,000
Long-term debt	19,000	—
Accrued interest payable and other liabilities	8,444	6,929
Total liabilities	469,530	429,491

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 authorized; outstanding 6,019,319 at September 30, 2008, 5,975,316 at December 31, 2007	14,016	13,571
Retained earnings	43,403	40,483
Accumulated other comprehensive (loss) income, net of tax	(2,313)	140
Total shareholders’ equity	55,106	54,194

Total liabilities and shareholders’ equity	$524,636	$483,685

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands except earnings per share amounts)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$6,165	$7,155	$18,851	$20,733
Interest on Federal funds sold	78	109	206	408
Interest and dividends on investment securities:
Taxable	1,209	805	3,126	2,575
Exempt from Federal income taxes	224	212	681	662
Total interest income	7,676	8,281	22,864	24,378
INTEREST EXPENSE:
Interest on deposits	1,388	2,065	4,580	5,951
Other	265	30	686	143
Total interest expense	1,653	2,095	5,266	6,094
Net interest income before provision for credit losses	6,023	6,186	17,598	18,284
PROVISION FOR CREDIT LOSSES	635	120	905	360
Net interest income after provision for credit losses	5,388	6,066	16,693	17,924
NON-INTEREST INCOME:
Service charges	827	707	2,473	2,064
Appreciation in cash surrender value of bank owned life insurance	64	57	188	168
Loan placement fees	19	33	74	161
Net realized gains on sales and calls of investment securities	156	—	156	44
Federal Home Loan Bank stock dividends	32	25	88	76
Gain on sale and disposal of equipment	—	—	—	4
Other income	284	253	915	833
Total non-interest income	1,382	1,075	3,894	3,350
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,775	2,731	8,491	8,103
Occupancy and equipment	713	675	2,023	1,982
Other expense	1,496	1,458	4,408	4,240
Total non-interest expenses	4,984	4,864	14,922	14,325
Income before provision for income taxes	1,786	2,277	5,665	6,949
PROVISION FOR INCOME TAXES	572	701	1,831	2,302
Net income	$1,214	$1,576	$3,834	$4,647

Basic earnings per share	$0.20	$0.26	$0.64	$0.78
Diluted earnings per share	$0.19	$0.25	$0.61	$0.73
Cash dividends per share	$—	$—	$0.10	$—

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

(Unaudited)

(In thousands except share and per share amounts)	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income (Net of Taxes)	Total Shareholders’ Equity	Total Comprehensive Income

Balance, January 1, 2007	6,037,656	$14,007	$35,888	$(117)	$49,778
Comprehensive income:
Net income			6,280		6,280	$6,280
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities				257	257	257
Total comprehensive income						$6,537
Cash dividend - $.10 per share			(595)		(595)
Repurchase and retirement of common stock	(186,800)	(1,617)	(1,090)		(2,707)
Stock-based compensation expense		221			221
Stock options exercised and related tax benefit	124,460	960			960

Balance, December 31, 2007	5,975,316	13,571	40,483	140	54,194
Comprehensive income:
Net income			3,834		3,834	$3,834
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities				(2,453)	(2,453)	(2,453)
Total comprehensive income						$1,381
Cash dividend - $.10 per share			(598)		(598)
Stock options exercised and related tax benefit	44,003	264			264
Stock-based compensation expense		181			181
Cumulative effect of adopting EITF 06-4			(316)		(316)

Balance, September 30, 2008	6,019,319	$14,016	$43,403	$(2,313)	$55,106

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,834	$4,647
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(68)	(133)
Depreciation, accretion and amortization, net	709	811
Stock-based compensation	181	144
Tax benefit from exercise of stock options	(57)	(369)
Provision for credit losses	905	360
Net realized gains on sales and calls of investment securities	(156)	(44)
Net gain on sale and disposal of equipment	—	(4)
Increase in bank owned life insurance, net of expenses	(188)	(169)
FHLB stock dividends	(88)	(76)
Net increase in accrued interest receivable and other assets	(1,531)	(257)
Net increase in accrued interest payable and other liabilities	1,199	368
Provision for deferred income taxes	(145)	(25)
Net cash provided by operating activities	4,595	5,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(43,657)	(4,044)
Purchases of held-to-maturity investment securities	(7,466)	—
Proceeds from sales or calls of available-for-sale investment securities	10,782	5,699
Proceeds from maturity of available-for-sale investment securities	8,500	6,150
Proceeds from principal repayments of available-for-sale investment securities	14,436	11,327
Proceeds from principal repayments of held-to-maturity investment securities	23	—
Net decrease in interest bearing deposits in other banks	—	205
Net FHLB stock purchases	—	(29)
Net increase in loans	(12,941)	(15,281)
Purchases of premises and equipment	(886)	(1,985)
Proceeds from sale of premises and equipment	—	4
Net cash (used in) provided by investing activities	(31,209)	2,046
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	12,499	(37,755)
Net increase in time deposits	7,125	5,204
Proceeds from borrowings from Federal Home Loan Bank	164,500	67,500
Repayments to Federal Home Loan Bank	(145,600)	(59,500)
Repayments of borrowings from other financial institutions	—	(937)
Share repurchase and retirement	—	(2,402)
Proceeds from exercise of stock options	207	565
Tax benefit from exercise of stock options	57	369
Cash paid for dividends	(598)	(595)
Net cash provided by (used in) financing activities	38,190	(27,551)
Increase (decrease) in cash and cash equivalents	11,576	(20,252)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,644	48,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,220	$27,864
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$5,310	$6,060
Income taxes	$2,389	$2,540
Non-Cash Investing Activities:
Net pre-tax change in unrealized (losses) gains on available-for-sale investment securities	$(4,089)	$340
Non-Cash Financing Activities:
Tax benefit from stock options exercised	$57	$369

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at September 30, 2008 and December 31, 2007, and the results of its operations for the three and nine month interim periods ended September 30, 2008 and September 30, 2007 and its cash flows for the nine month interim periods ended September 30, 2008 and September 30, 2007 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2008 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 793,881 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 10,936 remain reserved for future grants.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 15,000 shares reserved for issuance for options already granted to employees and 461,000 remain reserved for future grants as of September 30, 2008.  The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

Stock Option Compensation

For the nine month periods ended September 30, 2008 and 2007, the compensation cost recognized for stock option compensation was $181,000 and $144,000, respectively. For the quarter ended September 30, 2008 and 2007, compensation cost recognized was $59,000 and $48,000, respectively.  The recognized tax benefit for stock option compensation expense was $57,000 and $370,000, for the nine month periods ended September 30, 2008 and 2007, respectively.  For the three month period ended September 30, 2008, no tax benefit was recognized and for three month period in 2007, recognized tax benefits were $205,000.  As of September 30, 2008, there was $645,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 3.1 years.

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

No options have been granted from either the 2000 Plan or the 2005 Plan in 2008.  In the fourth quarter of 2007, the Board of Directors of the Company approved the cancellation of 15,000 stock options granted on May 1, 2006 and 78,900 stock options granted on April 23, 2007.  The Board granted new options to the directors, senior managers and other employees in the same numbers and to the same employees who were holders of the cancelled options. The grant date of the new options was October 17, 2007 and the options were granted with an exercise price equal to the fair market value on the grant date of $12.00 per share.  The modification affected 60 employees and 8 directors and the total incremental compensation cost recognized in 2007 for the modification was $29,000.

Stock Option Activity

A summary of the combined activity of the plans follows:

	Nine months ended September 30, 2008
		Weighted	Weighted
		Average	Average Remaining	Average
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options outstanding, beginning of period	861,834	$7.22		$3,712
Options granted	—	—
Options exercised	(44,003)	$4.71
Options canceled	(8,950)	$13.01
Options outstanding, end of period	808,881	$7.29	4.17	$1,667
Options vested or expected to vest at September 30, 2008	787,051	$7.14	5.24	$1,667
Options exercisable, end of period	670,381	$6.20	3.41	$1,667

The total intrinsic value of options exercised in the nine months ended September 30, 2008 and 2007, was $142,000 and $900,000, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share

In thousands (except share and per share	Three Months Ended September 30,		Nine Months Ended September 30,
amounts)	2008	2007	2008	2007
Net income	$1,214	$1,576	$3,834	$4,647
Weighted average shares outstanding	6,009,706	5,967,762	5,992,647	5,994,131
Net income per share	$0.20	$0.26	$0.64	$0.78

Diluted Earnings Per Share

In thousands (except share and per share	Three Months Ended September 30,		Nine Months Ended September 30,
amounts)	2008	2007	2008	2007
Net income	$1,214	$1,576	$3,834	$4,647
Weighted average shares outstanding	6,009,706	5,967,762	5,992,647	5,994,131
Effect of dilutive stock options	245,946	353,318	277,944	393,099
Weighted average shares of common stock and common stock equivalents	6,255,652	6,321,080	6,270,591	6,387,230
Net income per diluted share	$0.19	$0.25	$0.61	$0.73

Note 4.  Fair Value of Assets and Liabilities

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (GAAP) and expands disclosures about fair value measurements. There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the nine month period ended September 30, 2008.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements at September 30, 2008, Using
(In thousands)	Fair Value September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale investment securities	$90,533	$2,384	$77,670	$10,479
Total assets and liabilities measured at fair value on a recurring basis	$90,533	$2,384	$77,670	$10,479
Assets and liabilities measured on a non-recurring basis:
Impaired loans	$1,419	$—	$1,419	$—
Total assets and liabilities measured at fair value on a non-recurring basis	$1,419	$—	$1,419	$—

The fair value of available-for-sale investment securities is based on actual market price determinations from third party evaluation vendors. The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

	Available-for-sale Investment Securities
(In thousands)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Beginning balance	$7,509	$9,011
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	3	3
Included in other comprehensive income	452	482
Purchases, sales and principal payments	2,515	983
Ending balance	$10,479	$10,479

Note 5.  Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income. Total comprehensive income for the three-month periods ended September 30, 2008 and 2007 was $848,000 and $2,176,000 and was $1,381,000 and $4,851,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Commitments to extend credit amounting to $121,573,000 and $135,638,000 were outstanding at September 30, 2008 and December 31, 2007, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Undisbursed lines of credit amounting to $66,589,000 and $77,933,000 were outstanding at September 30, 2008 and December 31, 2007, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $13,784,000 and $15,868,000 as of September 30, 2008 and December 31, 2007, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $400,000 and $969,000 were outstanding at September 30, 2008 and December 31, 2007, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at September 30, 2008 and December 31, 2007. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended September 30, 2008.

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

Note 9.  Borrowing Arrangements

Federal Home Loan Bank Advances: Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

September 30, 2008
(In thousands)
Amount	Rate	Maturity Date

$3,890	2.26%	November 6, 2008
11,110	2.27%	November 6, 2008
4,900	2.24%	November 7, 2008
5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 13, 2013
38,900
(19,900)	Less short-term portion

$19,000	Long-term debt

December 31, 2007
(In thousands)
Amount	Rate	Maturity Date

$10,000	4.37%	January 10, 2008
10,000	4.49%	January 9, 2008
20,000
(20,000)	Less short-term portion

$—	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $60,305,000 and $24,231,000 and market values totaling $57,225,000 and $24,203,000 at September 30, 2008 and December 31, 2007, respectively. The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Note 10.  Pending Acquisition

On May 28, 2008, Central Valley Community Bancorp and Service 1st Bancorp, headquartered in Tracy, California entered into a Reorganization Agreement and Plan of Merger. Under the terms of the agreement, Service 1st Bancorp will merge with and into Central Valley Community Bancorp (the “Merger”), and the Service 1st Bancorp subsidiary, Service 1st Bank, with branches in Tracy, Stockton and Lodi, will merge with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank (the “Bank Merger”). Regulatory merger approvals have been received from the Federal Deposit Insurance Corporation, the California Department of Financial Institutions, the Board of Governors of the Federal Reserve System, and the Securities and Exchange Commission. The shareholders of Central Valley Community Bancorp and of Service 1st Bancorp approved the merger at special meetings held on October 10, 2008. The Merger and Bank Merger are currently projected to be completed in the fourth quarter of 2008.

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

Note 11.  New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material impact on the Company’s condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The Company adopted SFAS 157 on January 1, 2008 and there was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the first nine months of 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value – with changes in fair value reported in earnings – and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value option for any of its financial instruments.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurement as of September 30, 2008.

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2007 Annual Report to Shareholders’ on Form 10-K.  This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Third quarter 2008

In the third quarter of 2008, our consolidated net income was $1,214,000 compared to net income of $1,576,000 for the same period in 2007. Diluted EPS was $0.19 for the third quarter 2008 compared to $0.25 for the third quarter 2007. The decrease in net income was due to the increase in the provision for loan losses of $515,000 in the third quarter of 2008 compared to the same period in 2007 and decreasing yields on earning assets outpacing the decreases in rates paid on interest bearing liabilities. Net interest income declined $163,000 for the quarter ended September 30, 2008 from the same period in the prior year. The net interest margin decreased 61 basis points for the third quarter of 2008 compared to the same period in 2007. Average total interest bearing liabilities increased 16.9% while average earning assets increased 9.2%. Also contributing to the decrease in net income for the third quarter were increases in non-interest expenses of $120,000. These items were offset by increases in non–interest income of $307,000 and decreases in the provision for income taxes of $129,000.

Annualized return on average equity for the third quarter of 2008 was 8.82% compared to 12.21% for the same period in 2007. Total average equity was $55,060,000 for the third quarter 2008 compared to $51,626,000 for the third quarter 2007. Equity increased primarily as a result of the net income included in retained earnings and proceeds from exercise of stock options offset by an increase in other comprehensive loss.

First Nine Months of 2008

For the nine months ended September 30, 2008, the Company’s consolidated net income was $3,834,000 compared to $4,647,000 for same period in 2007. Diluted EPS was $0.61 for the nine months ended September 30, 2008 compared to $0.73 for the same period in 2007.

Annualized return on average equity for the nine months ended September 30, 2008 was 9.36% compared to 12.15% for the same period in 2007. Annualized return on average assets for the nine months ended September 30, 2008 was 1.01% compared to 1.30% for the same period in 2007. Total average equity was $54,620,000 for the nine months ended September 30, 2008 compared to $51,006,000 for the same period in 2007. Equity increased primarily as a result of the net income and proceeds from the exercise of stock options offset by an increase in other comprehensive loss.

In comparing the first three quarters of 2008 to the same period in 2007, total loans continued to increase. Total average earning assets increased $25,783,000 or 5.9%, with the largest increase in average loans which increased $19,178,000 or 5.8% in the first nine months of 2008 compared to the nine months ended September 30, 2007. Over the same period average interest bearing liabilities increased $31,479,000 or 11.0%. While yields on earning assets decreased 85 basis points, the rates paid on interest bearing liabilities decreased at a slower rate by 63 basis points. As a result, net interest margin declined by 51 basis points from September 30, 2007 to September 30, 2008.

Although non-accrual loans have increased to $1,419,000 at September 30, 2008, compared to $179,000 at December 31, 2007 and $11,000 at September 30, 2007, the Company believes our asset quality continues to be a strength. The Company had no other real estate owned at September 30, 2008, December 31, 2007, or September 30, 2007.

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank). We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno and Madera Counties of central California. Additionally, we have a private banking office in Sacramento County and a loan production office in Modesto, California. As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank. We recently entered into a Reorganization Agreement and Plan of Merger with Service 1st Bancorp. Service 1st Bank has branches in Tracy, Stockton and Lodi, California. Regulatory merger approvals have been received from the Federal Deposit Insurance Corporation, the California Department of Financial Institutions, the Board of Governors of the Federal Reserve System, and the Securities and Exchange Commission. The shareholders of Central Valley Community Bancorp and of Service 1st Bancorp approved the merger at special meetings held on October 10, 2008. The Merger and Bank Merger are currently projected to be completed in the fourth quarter of 2008.

At September 30, 2008, we had total gross loans of $353,878,000, total assets of $524,636,000, total deposits of $422,186,000, and shareholders’ equity of $55,106,000.

Central Valley Community Bank (Bank)

The Bank commenced operations in January 1980 as a state-chartered bank. As a state-chartered bank, the Bank is subject to primary supervision, examination and regulation by the Department of Financial Institutions. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits thereof, which have been increased to $250,000 per depositor through December 31, 2009, and the Bank is subject to supervision, examination and regulations of the FDIC.

The Bank operates 12 branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, and Sacramento, California; and a loan production office which serves the Modesto, California community. Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2008 FDIC data, the Bank’s seven branches in Fresno County (Clovis, Fresno, Kerman, and Prather) had a 4.0% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

Branch expansions and the anticipated merger with Service 1st Bank provide the Company with opportunities to expand its loan and deposit base. The merger will add three branch offices located in Tracy, Lodi and Stockton, California. During 2007 we opened a new loan production office in Modesto, California. During the second quarter of 2008 we relocated our Herndon & Fowler branch from an in-store location to a new larger stand alone branch location. The Bank anticipates additional branch openings in the future to meet the growing service needs of its customers. Management expects that new offices initially will have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•                                          Return to our stockholders;

•                                          Return on average assets;

•                                          Return on average equity;

•                                          Asset quality;

•                                          Asset growth; and

•                                          Operating efficiency.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE). Our annualized ROE was 9.36% for the nine months ended September 30, 2008 compared to 12.13% for the year ended December 31, 2007 and 12.15% for the nine months ended September 30, 2007. Peer ROE, as of June 30, 2008 was 7.48%. Our net income for the nine months ended September 30, 2008 decreased $813,000 or 17.5% to $3,834,000 compared to $4,647,000 for the nine months ended September 30, 2007. Net income decreased due to decreases in net interest income, and increases in the provision for credit losses and non-interest expenses, offset by an increase in non-interest income and a reduction in the provision for income taxes. Diluted EPS was $0.61 for the nine months ended September 30, 2008 and $0.73 for the same period in 2007.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies. Our annualized ROA for the nine months ended September 30, 2008 was 1.01% compared to 1.32% for the year ended December 31, 2007 and 1.30% for the nine months ended September 30, 2007. The decrease in ROA compared to December 2007 is due to the decrease in net income relative to our increase in average assets. Average assets for the nine months ended September 30, 2008 were $503,847,000 an increase of $26,526,000 from the $477,321,000 for the year ended December 31, 2007. Annualized ROA for our peer group was 0.69% at June 30, 2008. Peer group data from SNL Financial includes certain bank holding companies in central California with assets from $300 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds. The Company’s net interest margin (fully tax equivalent basis) was 5.21% for the first three quarters of 2008, compared to 5.72% for the same period in 2007. The decrease in net interest margin is principally due to a decrease in the Company’s yield on earning assets which was greater than the decrease in our cost of funds. In comparing the two periods, the effective yield on total earning assets decreased 85 basis points while the cost of total interest bearing liabilities decreased 63 basis points and the cost of total deposits decreased 42 basis points. The Company’s total cost of deposits for the nine months ended September 30, 2008 was 1.48% compared to 1.90% for the same period in 2007. The Company has less exposure than many of its competitors to such interest expense increases, as 30.9% of its average deposits are non-interest bearing. Net interest income for the first three quarters of 2008 was $17,598,000 a decrease of $686,000 from $18,284,000 for the same period in 2007.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, FHLB stock dividends, and gains from sales of investment securities. Non-interest income for the first nine months of 2008 increased $544,000 or 16.2% to $3,894,000 compared to $3,350,000 for the nine months ended September 30, 2007 mainly due to increases in service charge income, an increase in gains on sales of investment securities and other income. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. The Company had non-performing loans totaling $1,419,000 or 0.40% of total loans as of September 30, 2008, $179,000 or 0.05% of total loans at December 31, 2007, and $11,000 or 0.003% of total loans as of September 30, 2007. Peer non-performing loans to total loans as of June 30, 2008 averaged 2.66%. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods. The Company did not have any other real estate owned at September 30, 2008, December 31, 2007, or September 30, 2007.

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

Total assets increased 8.5% during the first nine months of 2008 from $483,685,000 as of December 31, 2007 to $524,636,000 as of September 30, 2008. Total gross loans increased 3.7% to $353,878,000 as of September 30, 2008 compared to $341,128,000 as of December 31, 2007. Total deposits increased 4.9% to $422,186,000 as of September 30, 2008 compared to $402,562,000 as of December 31, 2007. We continue to be below our peers in the level of our loan to deposit ratio. Our loan to deposit ratio at September 30, 2008 remained consistent at 83.8% compared to 84.7% at December 31, 2007. The average loan to deposit ratio of our peers was 96.4% at June 30, 2008. Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 69.2% for the first nine months of 2008 compared to 65.6% for the nine months ended September 30, 2007. The decline in the efficiency ratio is due to an increase in operating expenses and a decrease in revenues, primarily due to the decrease in interest rates since September of 2007. The Company’s net interest income before provision for credit losses plus non-interest income decreased 0.7% to $21,492,000 for the nine months ended September 30, 2008 compared to $21,634,000 for the same period in 2007, while operating expenses increased 4.2% to $14,922,000 from $14,325,000 for the same period in 2008 compared to 2007.

RESULTS OF OPERATIONS

Net Income for the First Nine Months of 2008 Compared to the Nine Months Ended September 30, 2007:

Net income decreased to $3,834,000 for the nine months ended September 30, 2008 compared to $4,647,000 for the nine months ended September 30, 2007. Basic earnings per share were $0.64 and $0.78 for the nine months ended September 30, 2008 and 2007, respectively. Diluted earnings per share were $0.61 for the nine months ended September 30, 2008 and $0.73 for the same period in 2007. Annualized ROE was 9.36% for the nine months ended September 30, 2008 compared to 12.15% for the nine months ended September 30, 2007. Annualized ROA for the nine months ended September 30, 2008 was 1.01% compared to 1.30% for the nine months ended September 30, 2007.

Net income for the nine months ended September 30, 2008 compared to the same period in the prior year decreased due mainly to decreases in net interest income and increases in the provision for credit losses and non-interest expenses, offset by an increase in non-interest income and a decrease in the provision for income taxes. Net interest income decreased due to a decrease in the yield on interest earning assets and an increase in the level of average interest bearing-liabilities, partially offset by a lesser decrease in our cost of interest-bearing liabilities and an increase in the level of our total average interest earning assets. The provision for credit losses increased as a result of the growth in loans and our ongoing assessment of the inherent risks and probable losses in our portfolio and the related required level of allowance for loan losses. Non interest revenues increase primarily from service charges and gains on sales of investment securities. Non-interest expenses increased primarily due to salaries and benefits and other expenses. Further discussion of non-interest expenses is below. The decrease in the provision for income taxes is reflective of the overall decrease in net income.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$1,661	$38	3.05%	$211	$5	3.16%
Securities
Taxable securities	73,230	3,088	5.62%	69,822	2,570	4.91%
Non-taxable securities (1)	24,472	1,032	5.62%	23,942	1,003	5.59%
Total investment securities	97,702	4,120	5.62%	93,764	3,573	5.08%
Federal funds sold	12,099	206	2.27%	10,499	408	5.18%
Total	111,462	4,364	5.22%	104,474	3,986	5.09%
Loans (2) (3)	348,318	18,851	7.23%	329,635	20,733	8.39%
Federal Home Loan Bank stock	2,061	88	5.69%	1,949	76	5.20%
Total interest-earning assets	461,841	23,303	6.73%	436,058	24,795	7.58%
Allowance for credit losses	(4,038)			(3,771)
Non-accrual loans	554			59
Cash and due from banks	17,105			16,844
Bank premises and equipment	5,908			5,709
Other non-earning assets	22,477			21,953
Total average assets	$503,847			$476,852
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$72,867	189	0.35%	$73,584	379	0.69%
Money market accounts	98,090	1,492	2.03%	98,780	1,975	2.67%
Time certificates of deposit, under $100,000	69,287	1,479	2.85%	47,887	1,528	4.25%
Time certificates of deposit, $100,000 and over	43,930	1,420	4.32%	61,827	2,069	4.46%
Total interest-bearing deposits	284,174	4,580	2.15%	282,078	5,951	2.81%
Other borrowed funds	32,562	686	2.81%	3,179	143	6.00%
Total interest-bearing liabilities	316,736	5,266	2.22%	285,257	6,094	2.85%
Non-interest bearing demand deposits	127,033			135,408
Other liabilities	5,458			5,181
Shareholders’ equity	54,620			51,006
Total average liabilities and shareholders’ equity	$503,847			$476,852

Interest income and rate earned on average earning assets		23,303	6.73%		24,795	7.58%
Interest expense and interest cost related to average interest-bearing liabilities		5,266	2.22%		6,094	2.85%

Net interest income and net interest margin (4)		$18,037	5.21%		$18,701	5.72%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $351 and $341 in 2008 and 2007, respectively.
(2)	Loan interest income includes net loan fees of $571 in 2008 and $586 in 2007.
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $1,882,000 or 9.1% in the first nine months of 2008 compared to the same period in 2007.  Average total loans for the first nine months of 2008 increased 5.8% to $348,872,000 compared to $329,694,000 for the same period in 2007.  While loan growth was positive, the yield on average total loans decreased 116 basis points to 7.23% for the first nine months of 2008 compared to 8.39% for the same period in 2007 largely due to the 325 basis points decline in interest rates by the Federal Reserve Bank since September 2007 coupled with the competitive loan environment in the Central Valley.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $368,000 in the first nine months of 2008 compared to the same period in 2007, mainly due to the 4.2% increase in average balances of total investments and the overall increase in yields earned.  Income from investments represents 22.8% of net interest income for the nine months ended September 30, 2008 compared to 19.9% for the same period in 2007.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2008, we held $65,501,000 or 71.2% of the total market value of the available-for-sale investment portfolio in MBS and CMOs with an average yield of 5.9%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At September 30, 2008, the average life of the investment portfolio was 4.9 years and the market value reflected a pre-tax unrealized loss of $3,855,000.  The Company reviewed its holdings in MBS and CMOs recently and none are invested in sub-prime mortgage instruments.  Lack of liquidity in the current market for certain mortgage backed securities has resulted in market value declines despite decreasing interest rates which normally have a favorable impact on yields earned and pricing.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2008, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $6,717,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $6,940,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first nine months of 2008 decreased $1,514,000, to $22,864,000 compared to $24,378,000 for the nine months ended September 30, 2007.  The decrease was due to the 85 basis point decrease in the yield on total interest earning assets offset by the 5.9% increase in those assets.  The yield on interest earning assets decreased to 6.73% for the nine months ended September 30, 2008 from 7.58% for the nine months ended September 30, 2007.  Average interest earning assets increased to $461,841,000 for the nine months ended September 30, 2008 compared to $436,058,000 for the nine months ended September 30, 2007.  The $25,783,000 increase in average earning assets can be attributed to our own organic growth in loans and increases investments funded by borrowings from the FHLB.

Interest expense on deposits for the nine months ended September 30, 2008 decreased $1,371,000 or 23.0% to $4,580,000 compared to $5,951,000 for the nine months ended September 30, 2007.  This decrease was due to an 66 basis point decrease in deposit rates due to the repricing of deposits in the lower current interest rate environment, partially offset by a $2,096,000 or less than 1% increase in the volume of average interest bearing deposits.  Average interest-bearing deposits were $284,174,000 for the nine months ended September 30, 2008 compared to $282,078,000 for the same period ended September 30, 2007.

Average other borrowed funds increased to $32,562,000 with an effective rate of 2.81% for the nine months ended September 30, 2008 compared to $3,179,000 with an effective rate of 6.00% for the nine months ended September 30, 2007.  As a result of the significant increase in the average balances having a greater impact than the significant decrease in the rates paid, interest expense on other borrowed funds increased $543,000 to $686,000 for the nine months ended September 30, 2008 from $143,000 for the nine months ended September 30, 2007.  Other borrowings are advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate, secured, short-term and long term borrowings.  Short-term advances were utilized to provide liquidity during the period and long-term advances were utilized as part of a leverage strategy employed in first quarter of 2008 whereby we purchased investment securities funded by FHLB borrowings.

The cost of total deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 1.48% for the first three quarters of 2008 compared to 1.90% for the same period in 2007.  Average non-interest bearing demand deposits decreased 6.2% to $127,033,000 for the nine months ended September 30, 2008 from $135,408,000 for the nine months ended September 30, 2007.  The cost of all of our interest bearing liabilities decreased 63 basis points to 2.22% for the nine months ended September 30, 2008 compared to 2.85% for the nine months ended September 30, 2007.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) decreased 2.5% to $279,477,000 for the nine months ended September 30, 2008 compared to $286,760,000 for the nine months ended September 30, 2007.  Average time certificates of deposits increased 3.2% to $113,217,000 for the nine months ended September 30, 2008 compared to $109,714,000 for the nine months ended September 30, 2007.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2008 decreased by $686,000 or 3.8% to $17,598,000 compared to $18,284,000 for the nine months ended September 30, 2007.  This decrease was primarily due to the 51 basis point decline in the net interest margin partially offset by an increase in average interest earning assets.  Average interest earning assets were $461,841,000 for the nine months ended September 30, 2008 and the net interest margin was 5.21% compared to $436,058,000 and a net interest margin of 5.72% for the nine months ended September 30, 2007.  For a discussion of the repricing of our assets and liabilities, see “Item 3 – Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	September 30, 2008 Amount	% of Loans in Each Category to Total Loans	December 31, 2007 Amount	% of Loans in Each Category to Total Loans

Commercial and industrial	$1,155	28.8%	$1,254	27.1%
Agricultural land and production	384	8.0%	501	9.4%
Real estate	1,659	43.2%	1,353	40.3%
Real estate - construction and other land loans	823	10.6%	312	14.2%
Equity loans and lines of credit	190	7.7%	157	7.2%
Consumer and installment	204	1.6%	236	1.7%
Other	118	0.1%	74	0.1%
Total allowance for credit losses	$4,533		$3,887

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first nine months of 2008 were $905,000 compared to $360,000 for the same period in 2007.  The increase in 2008 is due to our assessment of the required level and overall adequacy of the allowance for credit losses and growth in the portfolio.  During the nine months ended September 30, 2008, the Company had net charge offs totaling $259,000 compared $339,000 for the same period in 2007.

The Company had non-performing loans totaling $1,419,000 as of September 30, 2008, $179,000 as of December 31, 2007, and $11,000 as of September 30, 2007.  Non-performing loans as a percentage of loans were 0.40% at September 30, 2008 compared to 0.05% at December 31, 2007, and 0.003% at September 30, 2007.  The Company did not have any other real estate owned at September 30, 2008, December 31, 2007 or September 30, 2007.

The net charge off ratio, which reflects net charge-offs to average loans for the nine months ended September 30, 2008 was 0.07% compared to 0.10% for the same period in 2007.  The annual net charge off ratios for 2007, 2006, and 2005 were 0.12%, 0.11% and 0.22%, respectively.

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

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank stock dividends, and other income.  Non-interest income was $3,894,000 for the nine months ended September 30, 2008 compared to $3,350,000 for the same period ended September 30, 2007.  The $544,000 increase in non-interest income was primarily due to increases in customer service charges, gains on sales of investment securities and other income.

Customer service charges increased $409,000 to $2,473,000 for the first nine months of 2008 compared to $2,064,000 for the same period in 2007, mainly due to an increase in transaction account service charge income.  These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased and an increase in fees generated by the overdraft protection program.

Net realized gains on sales of investment securities in the first nine months of 2008 were $156,000 compared to $44,000 for the same period in 2007. In the third quarter we sold certain investments with a book value of $10,626,000 and purchased $13,620,000 in new securities to reposition the portfolio in an effort to increase yield.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) increased $20,000 comparing the first nine months of 2008 with the same period in 2007, due to the average balances of the BOLI increasing while the yield remained relatively unchanged.  The Bank’s salary continuation, deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $2,110,000 in FHLB stock.  Dividends in the first nine months of 2008 increased $12,000 compared to the same period in 2007.

Other income increased $82,000 for the first nine months of 2008 compared to the same period in 2007.  The increase can be attributed primarily to an increase in merchant fees from bankcards.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $597,000 or 4.2% to $14,922,000 for the nine months ended September 30, 2008 compared to $14,325,000 for the nine months ended September 30, 2007.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 69.2% for the first nine months of 2008 compared to 65.6% for the nine months ended September 30, 2007.  The primary drivers for this change were the decreases in net interest income, increases in salaries and benefits expenses and occupancy expenses partially offset by the increased non-interest income.

Salaries and employee benefits increased $388,000 or 4.8 % to $8,491,000 for the first nine months of 2008 compared to $8,103,000 for the nine months ended September 30, 2007.  The increase in salaries and employee benefits for the 2008 period can be attributed to normal cost increases for salaries and benefits and an increase in the number of full time equivalent employees from 153 at September 30, 2007 to 159 at September 30, 2008.  Commissions paid for loan placements are also in this category and decreased $87,000 in the periods under review due to declining activity.

Occupancy and equipment expense increased $41,000 or 2.1% to $2,023,000 for the first nine months of 2008 compared to $1,982,000 for the nine months ended September 30, 2008.  Included in occupancy expense for the 2008 period was approximately $35,000 related to the relocation of our Herndon and Fowler branch from an in-store location to a new traditional branch facility.

Other non-interest expenses increased $168,000 or 4.0% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the nine months ended September 30, (Dollars in thousands)	Other Expense 2008	Annualized % Avg. Assets	Other Expense 2007	Annualized % Avg. Assets
(Dollars in thousands)
Advertising	$374	0.10%	$368	0.10%
Audit/accounting	292	0.08%	235	0.07%
Data/item processing	614	0.16%	627	0.18%
ATM/debit card expenses	250	0.07%	238	0.07%
Director fees and related expenses	130	0.03%	130	0.04%
Donations	67	0.02%	81	0.02%
Education/training	90	0.02%	82	0.02%
General Insurance	97	0.03%	93	0.03%
Legal fees	102	0.03%	186	0.05%
Postage	130	0.03%	131	0.05%
Regulatory assessments	214	0.06%	82	0.02%
Stationery/supplies	162	0.04%	157	0.04%
Telephone	152	0.04%	142	0.04%
Operating losses	25	0.01%	25	0.01%
Other	1,709	0.45%	1,663	0.47%
Total other non-interest expense	$4,408		$4,240

Provision for Income Taxes

The effective income tax rate was 32.3% for the nine months ended September 30, 2008 compared to 33.1% for the nine months ended September 30, 2007.  Provision for income taxes totaled $1,831,000 and $2,302,000 for the nine months ended September 30, 2008, and 2007, respectively.  The decrease in the effective tax rate in the nine months ended September 30, 2008 compared to the prior year comparable period is due primarily to an increase in the state tax deduction for loans and hiring credits generated in designated enterprise zones in California.

Net Income for the Third Quarter of 2008 Compared to the Third Quarter of 2007:

Net income was $1,214,000 for the third quarter ended September 30, 2008 compared to $1,576,000 for the third quarter ended September 30, 2007.  Basic earnings per share were $0.20 and $0.26 for the quarters ended September 30, 2008 and 2007, respectively.  Diluted earnings per share were $0.19 and $0.25 for the quarters ended September 30, 2008 and 2007, respectively.  Annualized ROE was 8.82% for the quarter ended September 30, 2008 compared to 12.21% for the quarter ended September 30, 2007.  Annualized ROA for the three months ended September 30, 2008 was 0.93% compared to 1.33% for the quarter ended September 30, 2007.

The decrease in net income for the quarter ended September 30, 2008 compared to the same period in the prior year was mainly due to the decrease in net interest income and an increase in the provision for loan credit losses and non-interest expenses, offset by an increase in non-interest income and a decrease in the provision for income taxes.  Net interest income decreased due to a decrease in the yield on interest earning assets and an increase in the level of average interest-bearing liabilities, particularly other borrowed funds, partially offset by a lesser decrease in our cost of interest-bearing liabilities and an increase in the level of our total average interest earning assets, particularly in loans, provided by our organic growth.  The provision for credit losses increased as a result of the growth in loans and our ongoing assessment of the inherent risks and probable losses in our portfolio and the related required level of allowance for loan losses.  Non interest revenues increased primarily from service charges and gains on sales of investment securities.  Non-interest expenses increased primarily due to salaries and benefits, occupancy expenses and other expenses.  The decrease in the provision for income taxes is reflective of the overall decrease in net income.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008			FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$4,674	$35	2.97%	$156	$1	2.56%
Securities
Taxable securities	77,705	1,174	6.04%	64,099	804	5.02%
Non-taxable securities (1)	23,960	339	5.67%	22,886	321	5.61%
Total investment securities	101,665	1,513	5.95%	86,985	1,125	5.17%
Federal funds sold	16,017	78	1.91%	8,578	109	5.08%
Total securities	122,356	1,626	5.32%	95,719	1,235	5.16%
Loans (2) (3)	351,239	6,165	6.96%	337,902	7,155	8.47%
Federal Home Loan Bank stock	2,095	32	6.11%	1,983	25	5.04%
Total interest-earning assets	475,690	7,823	6.58%	435,604	8,415	7.73%
Allowance for credit losses	(4,142)			(3,782)
Non-accrual loans	1,382			27
Cash and due from banks	18,930			16,461
Bank premises & equipment	5,995			6,012
Other non-earning assets	21,654			21,357
Total average assets	$519,509			$475,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$73,514	65	0.35%	$71,457	118	0.66%
Money market accounts	103,956	486	1.85%	97,531	668	2.74%
Time certificates of deposit, under $100,000	62,022	466	2.98%	48,814	575	4.71%
Time certificates of deposit, $100,000 and over	53,387	371	2.76%	64,252	704	4.38%
Total interest-bearing deposits	292,879	1,388	1.88%	282,054	2,065	2.93%
Other borrowed funds	38,900	265	2.70%	1,821	30	6.59%
Total interest-bearing liabilities	331,779	1,653	1.98%	283,875	2,095	2.95%
Non-interest bearing demand deposits	127,217			135,054
Other liabilities	5,453			5,124
Shareholders’ equity	55,060			51,626
Total average liabilities and shareholders’ equity	$519,509			$475,679
Interest income and rate earned on average earning assets		7,823	6.58%		8,415	7.73%
Interest expense and interest cost related to average interest-bearing liabilities		1,653	1.98%		2,095	2.95%
Net interest income and net interest margin (4)		$6,170	5.19%		$6,320	5.80%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $115 and $109 in 2008 and 2007, respectively.
(2)	Loan interest income includes net loan fees of $165 in 2008 and $192 in 2007.
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $990,000 or 13.8% to $6,165,000 for the third quarter of 2008 compared to $7,155,000 for the same period in 2007.  Average total loans for the third quarter of 2008 increased 4.3% to $352,621,000 compared to $337,929,000 for the same period in 2007, while the yield on loans decreased by 151 basis points.  The decrease in loan yield is primarily due to the 325 basis points decline in interest rates by the Federal Reserve Bank since September 2007 coupled with the competitive loan environment in the Central Valley.  Our loan yield for the third quarter of 2008 was 6.96% compared to 8.47% for the same period in 2007.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $385,000 in the third quarter of 2008 compared to the same period in 2007, mainly due to an increase in the average investment balance for the third quarter of 2008 compared to the same period in 2007 and an overall increase in the yields earned.  The average balance of investments increased $26,637,000 or 27.8% to $122,356,000 for the third quarter of 2008 from $95,719,000 for the comparable 2007 period.  The yield on total investments for the quarter ended September 30, 2008 was 5.32% compared to 5.16% for the quarter ended September 30, 2007.  Income from investments represents 25.1% of net interest income for the third quarter of 2008 compared to 18.2% for the same quarter in 2007.

Total interest income for the third quarter of 2008 decreased $605,000, to $7,676,000 compared to $8,281,000 for the quarter ended September 30, 2007.  The decrease was due to the 115 basis point decrease in the yield on total interest earning assets, offset by the 9.2% increase in the average balance of those assets.  The yield on interest earning assets decreased to 6.58% for the quarter ended September 30, 2008 compared to 7.73% for the quarter ended September 30, 2007.  Average interest earning assets increased to $475,690,000 for the quarter ended September 30, 2008 compared to $435,604,000 for the quarter ended September 30, 2007.  The $40,086,000 increase in average earning assets can be attributed to our own organic growth and to a leverage strategy employed in first quarter of 2008 whereby we purchased investment securities funded by FHLB borrowings.

Interest expense on deposits for the quarter ended September 30, 2008 decreased $677,000 or 32.8% to $1,388,000 compared to $2,065,000 for the quarter ended September 30, 2007.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 65 basis points to 1.31% for the quarter ended September 30, 2008 compared to 1.96% for the same period in 2007.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Over the same period, average interest bearing deposits increased 3.8% or $10,825,000.  Average interest-bearing deposits were $292,879,000 for the quarter ended September 30, 2008, with an effective rate paid of 1.88%, compared to $282,054,000 for the same period in 2007, with an effective rate paid of 2.93%.

Average other borrowed funds increased $37,079,000 to $38,900,000 with an effective rate of 2.70% for the quarter ended September 30, 2008 compared to $1,821,000 with an effective rate of 6.59% for the quarter ended September 30, 2007.  As a result of the significant increase in the average balances having a greater impact than the significant decrease in the rates paid, interest expense on other borrowed funds increased $235,000 to $265,000 for the quarter ended September 30, 2008 from $30,000 for the quarter ended September 30, 2007.  Other borrowings are advances from the FHLB.  The FHLB advances are fixed rate, secured, short-term and long term borrowings.  Short-term advances were utilized to provide liquidity during the period and long-term advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.

The cost of all of our interest bearing liabilities decreased 97 basis points to 1.98% for the quarter ended September 30, 2008 compared to 2.95% for the quarter ended September 30, 2007.  The decrease is due to the lower current interest rate environment as mentioned above.  Additionally, non-interest bearing demand deposits decreased in the periods under review.  Average non-interest bearing demand deposits decreased 5.8% to $127,217,000 for the quarter ended September 30, 2008 from $135,054,000 for the quarter ended September 30, 2007.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) increased 1.2% to $286,653,000 for the quarter ended September 30, 2008 compared to $283,283,000 for the quarter ended September 30, 2007.  Average time certificates of deposit increased $2,343,000 or 2.1% to $115,409,000 for the quarter ended September 30, 2008 compared to $113,066,000 for the quarter ended September 30, 2007.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2008 decreased $163,000 or 2.6% to $6,023,000 compared to $6,186,000 for the quarter ended September 30, 2007.  This decrease was primarily due to an increase in average interest-bearing liabilities and a decrease in the net interest margin of 61 basis points, partially offset by an increase in average interest earning assets.  Average interest earning assets were $475,690,000 for the quarter ended September 30, 2008 and the net interest margin was 5.19% compared to $435,604,000 and a net interest margin of 5.80% for the quarter ended September 30, 2007.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the third quarter of 2008 were $635,000 compared to $120,000 for the third quarter of 2007.  The increase in 2008 is principally due to the increase in the volume of outstanding loans and our assessment of the inherent risks and probable losses in determining the overall adequacy of the allowance for credit losses.

The Company had non-performing loans totaling $1,419,000 as of September 30, 2008 compared to $179,000 as of December 31, 2007 and $11,000 as of September 30, 2007.  The Company did not have any other real estate owned at September 30, 2008, December 31, 2007 or September 30, 2007.

The Company had $178,000 net loan charge-offs for the third quarter of 2008 compared to $33,000 for the same quarter in 2007.  The net charge-off ratio, which reflects net charge-offs to average loans, was 0.05% for the quarter ended September 30, 2008 compared to 0.001% for the quarter ended September 30, 2007.  Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $1,382,000 for the quarter ended September 30, 2008 compared to $1,075,000 for the same period ended September 30, 2007.  The $307,000 increase in non-interest income comparing the quarter ended September 30, 2008 to the same period in 2007 was primarily due to increases in service charges and net realized gains on sales of investment securities.

Customer service charges increased $120,000 to $827,000 for the third quarter of 2008 compared to $707,000 for the same period in 2007 due primarily to an increase in analysis service charges on business checking accounts and overdraft fees on consumer checking accounts.

Net realized gains on investment securities increased to $156,000 for the third quarter of 2008 compared to none for the same period in 2007.  In the third quarter we sold certain investments with a book value of $10,626,000 and purchased $13,620,000 in new securities to reposition the portfolio in an effort to increase yield. Other income increased $31,000 to $284,000 for the third quarter of 2008 compared to $253,000 for the same period in 2007, primarily due to increases in electronic funds transfer fees and in merchant card fee income.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $120,000 to $4,984,000 for the quarter ended September 30, 2008 compared to $4,864,000 for the same period in 2007.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 69.2% for the third quarter of 2008 compared to 65.6% for the third quarter of 2007.

Salaries and employee benefits increased $44,000 or 1.6% to $2,775,000 for the third quarter of 2008 compared to $2,731,000 for the third quarter of 2007.  The increase in salaries and employee benefits for the third quarter of 2008 can be attributed to an increase in the number of employees and normal cost increases for salaries and benefits.

Occupancy and equipment expense increased $38,000 to $713,000 for the third quarter of 2008 compared to $675,000 for the third quarter of 2007.  The 5.6% increase in occupancy expense for the quarter ended September 30, 2008 was due mainly to normal increases in rent on existing leaseholds, and other occupancy and equipment related expenses mainly associated with relocating our Herndon and Fowler branch from an in-store location to a new traditional branch facility.

Other non-interest expenses increased $38,000 or 2.6% in the period under review.  The increase can be attributed in part to expenses associated with an increase in regulatory assessments as well as expenses for the move of our Herndon and Fowler in-store branch office to a traditional branch facility.

Provision for Income Taxes

The effective income tax rate was 32.0% for the third quarter of 2008 compared to 30.8% for the same period in 2007.  Provision for income taxes totaled $572,000 and $701,000 for the quarters ended September 30, 2008, and 2007, respectively.  The increase in the effective tax rate in the three months ended September 30, 2008 compared to the prior year comparable period is due primarily to a decrease in enterprise zone net interest deduction for state tax.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2008 compared to December 31, 2007

As of September 30, 2008, total assets were $524,636,000, an increase of 8.5%, or $40,951,000, compared to $483,685,000 as of December 31, 2007.  Total gross loans increased 3.7% or $12,750,000, to $353,878,000 as of September 30, 2008 compared to $341,128,000 as of December 31, 2007.  Total deposits increased 4.9% or $19,624,000 to $422,186,000 as of September 30, 2008 compared to $402,562,000 as of December 31, 2007.  Total borrowings increased 94.5% or $18,900,000 to $38,900,000 as of September 30, 2008 compared to $20,000,000 as of December 31, 2007.  Stockholders’ equity increased to $55,106,000 as of September 30, 2008 compared to $54,194,000 as of December 31, 2007.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are classified, at the time of purchase, as available-for-sale or held-to-maturity.  As of September 30, 2008, $77,052,000 was held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities increased 21.0% from $84,139,000 at December 31, 2007 to $101,841,000 at September 30, 2008.  The fair value of the portfolio reflected net unrealized loss of $4,221,000 at September 30, 2008 compared to an unrealized gain of $234,000 at December 31, 2007.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

September 30, 2008 Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Obligations of states and political subdivisions	$22,548	$201	$(551)	$22,198
U.S. Government agencies collateralized by mortgage obligations	22,838	168	(73)	22,933
Other securities collateralized by mortgage obligations	45,118	1,059	(4,609)	41,568
Other securities	3,884	—	(50)	3,834
	$94,388	$1,428	$(5,283)	$90,533

September 30, 2008 Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Other securities collateralized by mortgage obligations	$7,453	$—	$(366)	$7,087

December 31, 2007 Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
U.S. Government agencies	$8,496	$4	$(10)	$8,490
Obligations of states and political subdivisions	25,736	323	(77)	25,982
U.S. Government agencies collateralized by mortgage obligations	33,670	206	(109)	33,767
Other securities collateralized by mortgage obligations	12,418	69	(130)	12,357
Other securities	3,819	—	(42)	3,777
	$84,139	$602	$(368)	$84,373

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

The net unrealized loss for mark to market in the portfolio was $4,221,000 at September 30, 2008 compared to an unrealized gain of $234,000 as of December 31, 2007.  The change in the market value primarily relates to the illiquidity of certain mortgage backed securities due to the current real estate mortgage environment and changes in interest rates.

We held $2,110,000 in Federal Home Loan Bank stock as of September 30, 2008 compared to $2,022,000 as of December 31, 2007.  The increase is the result of stock dividends received.

Loans

Total gross loans increased 3.7% or $12,750,000, to $353,878,000 as of September 30, 2008 compared to $341,128,000 as of December 31, 2007.  The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

CHECK ALIGNMENT OF THE AMOUNTS IN THE COLUMNS IN THIS TABLE.

Loan Type (Dollars in thousands)	September 30, 2008	% of Total loans	December 31, 2007	% of Total loans

Commercial:
Commercial and industrial	$102,177	28.8%	$92,613	27.1%
Agricultural land and production	28,365	8.0%	32,167	9.4%
Total commercial	130,542	36.8%	124,780	36.5%
Real estate:
Owner occupied	83,515	23.6%	76,808	22.4%
Real estate-construction and other land loan	37,598	10.6%	48,593	14.2%
Commercial real estate	41,305	11.7%	43,334	12.8%
Other	27,922	7.9%	17,406	5.1%
Total real estate	190,340	53.8%	186,141	54.5%
Consumer:
Equity loans and lines of credit	27,162	7.7%	24,595	7.2%
Consumer and installment	5,817	1.6%	5,742	1.7%
Other	537	0.1%	458	0.1%
Total consumer	33,516	9.4%	30,795	9.0%

Deferred loan fees, net	(520)		(588)
Total gross loans	353,878	100.0%	341,128	100.0%

Allowance for credit losses	(4,533)		(3,887)
Total loans	$349,345		$337,241

As of September 30, 2008, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 61.5% of total loans.  This level of concentration is consistent with 61.8% at December 31, 2007.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company is not involved in any sub-prime mortgage lending activities and the loan portfolio does not include any sub prime mortgage loans at September 30, 2008 or December 31, 2007.

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

At September 30, 2008 and December 31, 2007, we had no OREO or repossessed assets. At September 30, 2008 we had non-accrual loans totaling $1,419,000 compared to $179,000 at December 31, 2007.  Included in non-accrual loans was one restructured loan totaling $1,107,000.  We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  At September 30, 2008, we estimated that the potential for any losses from these credits would not have a significant impact on the allowance for credit losses.  Based on our valuation and the government guarantees on these loans, we have not established any specific reserves for these loans.

A summary of non-accrual, non-performing and past due loans at September 30, 2008 and December 31, 2007 is set forth below.  The Company had no accruing loans past due more than 90 days at September 30, 2008 and December 31, 2007.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	September 30, 2008	December 31, 2007
Non-accrual Loans
Commercial and industrial loans	$312	$100
Real Estate	1,107	79
Total non-accrual	1,419	179
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,419	$179
Nonperforming loans to total loans	0.40%	0.05%
Ratio of non-performing loans to allowance for credit losses	31.30%	4.61%
Loans considered to be impaired	$1,419	$179
Related allowance for credit losses on impaired loans	$—	$—

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(Dollars in thousands)	For the Nine Month Period Ended September 30, 2008	For the Year Ended December 31, 2007

Balance, beginning of the year	$3,887	$3,809
Provision charged to operations	905	480
Losses charged to allowance	(324)	(481)
Recoveries	65	79
Balance, end of period	$4,533	$3,887

Ratio of non-performing loans to allowance for credit losses	31.30%	4.61%

Allowance for credit losses to total loans	1.28%	1.14%

As of September 30, 2008 the balance in the allowance for credit losses was $4,533,000 compared to $3,887,000 as of December 31, 2007.  The increase was due to net charge offs during the first three quarters of 2008 being less than the amount of the provision for credit losses.  Net charge offs totaled $259,000 while the provision for credit losses was $905,000.

The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $121,573,000 as of September 30, 2008 compared to $135,638,000 as of December 31, 2007.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of September 30, 2008 the allowance was 1.28% of total gross loans compared to 1.14% as of December 31, 2007.  During the nine months ended September 30, 2008, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Management believes the allowance at September 30, 2008 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $19,624,000 or 4.9% to $422,186,000 as of September 30, 2008 compared to $402,562,000 as of December 31, 2007.  Interest bearing deposits increased $21,681,000 or 7.9% to $296,123,000 as of September 30, 2008 compared to $274,442,000 as of December 31, 2007.  Non-interest bearing deposits decreased $2,057,000 or 1.6% to $126,063,000 as of September 30, 2008 compared to $128,120,000 as of December 31, 2007.  Interest bearing deposits include $5,000,000 in callable brokered CDs, the proceeds from which were used to purchase investment securities.

By expanding our branching network we anticipate broadening our deposit gathering base.  We relocated our Kerman branch to a larger facility the first quarter of 2007 and relocated our Clovis in-store branch to a larger stand alone facility in the second quarter of 2008.

The composition of the deposits and average interest rates paid at September 30, 2008 and December 31, 2007 is summarized in the table below.

(Dollars in thousands)	September 30, 2008	% of Total Deposits	Effective Rate	December 31, 2007	% of Total Deposits	Effective Rate

NOW accounts	$57,315	13.6%	0.34%	$53,114	13.2%	0.66%
MMA accounts	102,377	24.2%	2.12%	90,402	22.5%	2.64%
Time deposits	118,753	28.1%	3.68%	111,628	27.7%	4.39%
Savings deposits	17,678	4.2%	0.35%	19,298	4.8%	0.48%
Total interest-bearing	296,123	70.1%	2.29%	274,442	68.2%	2.79%
Non-interest bearing	126,063	29.9%		128,120	31.8%
Total deposits	$422,186	100.0%		$402,562	100.0%

Short-term borrowings totaled $19,900,000 as of September 30, 2008 compared to $20,000,000 as of December 31, 2007.  Short-term borrowings at September 30, 2008, represent FHLB advances with weighted average interest rates of 2.26% and coming due within the fourth quarter of 2008.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long-term borrowings of $19,000,000 at September 30, 2008 represent FHLB advances with weighted average interest of 3.08% and weighted average maturity of 2.6 years.  There were no long-term borrowings at December 31, 2007.  During the first quarter of 2008, the Bank utilized a leveraged strategy and borrowed from the FHLB to fund investments with similar maturities.

Capital

Our stockholders’ equity was $55,106,000 as of September 30, 2008 compared to $54,194,000 as of December 31, 2007.  The increase in stockholders’ equity is a result of net income of $3,834,000 combined with the proceeds from the exercise of stock options of $207,000 and the effect of stock-based compensation expense of $181,000 partially offset by payment of cash dividends of $598,000, a $316,000 reduction as a cumulative-effect adjustment related to adoption of the provisions relating to split-dollar life insurance policies and a $2,453,000 increase in the unrealized loss on available for sale investment securities for the nine months ended September 30, 2008.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$47,758	9.37%	$44,238	9.43%
Minimum regulatory requirement	$20,395	4.00%	$18,758	4.00%
Central Valley Community Bank	$45,460	8.93%	$42,202	9.00%
Minimum requirement for “Well-Capitalized” institution	$25,448	5.00%	$23,438	5.00%
Minimum regulatory requirement	$20,358	4.00%	$18,751	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$47,758	11.60%	$44,238	11.65%
Minimum regulatory requirement	$16,469	4.00%	$15,188	4.00%
Central Valley Community Bank	$45,460	11.06%	$42,202	11.12%
Minimum requirement for “Well-Capitalized” institution	$24,666	6.00%	$22,773	6.00%
Minimum regulatory requirement	$16,444	4.00%	$15,182	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$52,291	12.70%	$48,125	12.67%
Minimum regulatory requirement	$32,937	8.00%	$30,376	8.00%
Central Valley Community Bank	$49,993	12.16%	$46,089	12.14%
Minimum requirement for “Well-Capitalized” institution	$41,111	10.00%	$37,954	10.00%
Minimum regulatory requirement	$32,889	8.00%	$30,363	8.00%

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the Secretary of the Treasury was authorized to establish the Troubled Asset Relief Program (“TARP”) and to invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the United States Department of the Treasury (the “UST”) announced a Capital Purchase Program (“CPP”) to invest up to $250 billion of this $700 billion amount in certain eligible U.S. banks, thrifts and their holding companies in the form of non-voting, senior preferred stock.  Bank holding companies and banks eligible to participate as a Qualifying Financial Institution (“QFI”) in the CPP will be expected to comply with certain standardized terms and conditions specified by the UST, including the following:

•	Submission of an application prior to November 14, 2008 to the QFI’s Federal banking regulator to obtain preliminary approval to participate in the CPP;
•	If the QFI receives preliminary approval, it will have 30 days within which to submit final documentation and fulfill any outstanding requirements;
•

The minimum amount of capital eligible for purchase by the UST under the CPP is 1 percent of the Total Risk-Weighted Assets of the QFI and the maximum is the lesser of (i) an amount equal to 3 percent of the Total Risk-Weighted Assets of the QFI or (ii) $25 billion;

•	Capital acquired by a QFI under the CPP will be accorded Tier 1 capital treatment;
•

The preferred stock issued to the UST will be non-voting (except in the case of class votes), senior perpetual preferred stock that ranks senior to common stock and pari passu with existing preferred stock (except junior preferred stock);

•	In addition to the preferred stock, the UST will be issued warrants to acquire shares of the QFI’s common stock equal in value to 15 percent of the amount of capital purchased by the UST;
•	Dividends on the preferred stock are payable to the UST at the rate of 5% per annum for the first 5 years and 9% per annum thereafter;
•	Subject to certain exceptions and other requirements, no redemption of the preferred stock is permitted during the first 3 years;
•	Certain restrictions on the payment of dividends to shareholders of the QFI shall remain in effect while the preferred stock purchased by the UST is outstanding;
•	Any repurchase of QFI shares will require the consent of the UST, subject to certain exceptions;
•	The preferred shares are not subject to any contractual restrictions on transfer; and
•	The QFI must agree to be bound by certain executive compensation and corporate governance requirements and senior executive officers must agree to certain compensation restrictions.

The Company and the Bank meet all of their capital requirements and the Bank is considered well capitalized. The Company’s capital position and other liquidity sources provide deposit customers with an important level of safety and confidence in the Company that is essential in these uncertain economic times. Management is currently researching the CPP Program and evaluating its options.

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

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At September 30, 2008 our available borrowing capacity includes approximately $24,000,000 in Federal funds lines with our correspondent banks and $6,527,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At September 30, 2008, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2008 and December 31, 2007:

Credit Lines (In thousands)	September 30, 2008	December 31, 2007
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$24,000	$18,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$45,427	$23,498
Balance outstanding	$38,900	$20,000
Collateral pledged	$60,305	$24,231
Fair value of collateral	$57,225	$24,203
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$1,935	$1,986
Balance outstanding	$—	$—
Collateral pledged	$1,963	$2,032
Fair value of collateral	$1,922	$2,057

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of September 30, 2008, approximately 83.5% of our loan portfolio was tied to adjustable rate indices. Of these adjustable rate loans, 46.9% are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of September 30, 2008, 86.5% of our time deposits mature within one year or less.  As of September 30, 2008, $19,900,000 of our short-term debt reprices within two months.

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

Approximately 83.5% of our loan portfolio is tied to adjustable rate indices and 46.9% of our loan portfolio reprices within 90 days.  As of September 30, 2008, we had 113 loans totaling $59,186,000 with floors ranging from 4% to 8% and ceilings ranging from 8% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2009 under the interest rate shock scenarios stated.  The table was prepared as of September 30, 2008, at which time prime interest rate was 5.00%.  The amounts identified in the table are not materially different from what we showed at December 31, 2007.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income ($000)	Change from Rates at September 30, 2008 ($000)	Percent Change from Rates at September 30, 2008
UP 200 bp	$25,641	$732	2.94%
UP 100 bp	25,273	364	1.46%
UNCHANGED	24,909	—	—
DOWN 100 bp	24,341	(568)	(2.28)%
DOWN 150 bp	23,713	(1,196)	(4.80)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

On November 20, 2007, the Board of Directors approved a stock repurchase plan authorizing the purchase of shares of the Company’s common stock up to a total cost of approximately $1,000,000 during the period from November 21, 2007 to May 21, 2008.  Under the plan, the Company repurchased 24,300 shares in 2007 at an average price of $12.55 for a total cost of $305,000.  During the quarter ended September 30, 2008, the Company did not repurchase any shares.  The plan expired May 20, 2008.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.               The Company held a specially called shareholders meeting on October 10, 2008.

c.               At the meeting the shareholders approved the merger of the Company with Service 1st Bancorp by the following vote:

Votes for: 4,663,924       Votes against: 27,373       Abstentions: 18,636

ITEM 5 OTHER INFORMATION1

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

Central Valley Community Bancorp

Date: November 12, 2008	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: November 12, 2008	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002