Form 10-K
period 2008-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2009-03-19
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

[None]

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None	NASDAQ Capital Market
[Common Stock, $ par value per share]	[Exchange]

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,787,000 based on the average bid and asked price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 5, 2009
[Common Stock, No par value per share]	7,642,280 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document

Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2009 (Proxy Statement)	Part III

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

Copies of the annual report on Form 10-K for the year ended December 31, 2008 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Fresno, CA  93720.

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

At December 31, 2008, we had one banking subsidiary, the Bank.  Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California.  We serve Fresno County, Madera County, Sacramento County, San Joaquin, and Stanislaus County and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2008, we had consolidated total assets of approximately $752,713,000.  See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and Financial Statements.

After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank (S1 Bank) was merged with and into the Bank.  S1 Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.

Subsequent to December 31, 2008, the Company entered into a Letter Agreement (the Purchase Agreement) with the United States Department of the Treasury (the Treasury), pursuant to which the Company issued and sold (i) 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (the Series A Preferred Stock) and (ii) a warrant (the Warrant) to purchase 158,133 shares of the Company’s common stock, no par value, (the Common Stock) for an aggregate purchase price of $7,000,000 in cash.

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

During 2007, under all three plans, the Company repurchased 186,800 shares at an average price of $14.49 for a total cost of $2,707,000.

No shares were repurchased under a repurchase plan during 2008.  In 2008 the Company repurchased 5,436 shares of common stock from shareholders who perfected their dissenters’ rights related to the merger with Service 1st Bancorp at an average price of $10.30 for a total cost of $56,000.

As of March 11, 2009, we had a total of 207 employees and 190 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System.

The Bank operates 15 full-service banking offices in Clovis, Fresno, Kerman, Madera, Oakhurst, Sacramento, Tracy, Stockton, Lodi, and Prather, one limited-service banking office in Fresno, and a loan production office in Modesto, California.  The Oakhurst and Madera branches were added through the Bank of Madera County merger in 2005.  The Tracy, Stockton and Lodi offices were added through the merger with Service 1st Bank in November of 2008.  The Bank has a Real Estate Division and an SBA Lending Division located at our corporate headquarters in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  All types of permanent single family residential loans are also offered.  Our total market share of deposits in Fresno and Madera counties remained consistent at 4.15% in 2008 compared to 4.16% in 2007 based on FDIC deposit market share information published as of June 30, 2008.

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

In 2008, the Bank relocated the office located in a Save Mart Supermarket to a new larger stand alone facility.  In November of 2008, The Company acquired Service 1st and its banking subsidiary, S1 Bank, adding three branches located in Tracy, Stockton and Lodi, California.

Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates additional future branch openings to meet the growing service needs of its customers, although none are planned during 2009.

The Bank established an interest in Central Valley Community Insurance Services, LLC (Insurance Services) at the end of 2006.  The purpose of this entity is to market health, commercial property and casualty insurance products and services primarily to business customers.

The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and provides safe deposit boxes and other customary banking services.  The Bank also has offered Internet Banking since 2000.  Internet Banking consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.

Since August of 1995 the Bank has been a party to an agreement with Investment Centers of America, pursuant to which Investment Centers of America provides Bank customers with access to investment services.  In connection with entering into this agreement, the Bank adopted a policy intended to comply with FDIC Regulation Section 337.4, which outlines the guidelines under which an insured non-member bank may be affiliated with a company that directly engages in the sale, distribution, or underwriting of stocks, bonds, debentures, notes, or other securities.

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2008, we had total loans of $484,238,000.  Total commercial and industrial loans outstanding were $129,563,000; total agricultural land and production loans outstanding were $32,408,000, total real estate construction, land development and other land loans outstanding were $57,923,000; total other real estate loans outstanding were $215,832,000, total equity loans and lines of credit were $32,874,000 and total consumer installment loans outstanding were $15,856,000.  We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2008 approximately 63.3% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 33.4% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity, and consumer loans.  In addition, our business activities currently are mainly concentrated in Fresno, Madera and San Joaquin County, California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on our business.

In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday – Thursday	Friday	Saturday

Clovis Main	9:00 a.m. to 4:00 p.m. Drive Up 8:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	None

Foothill	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.

Herndon & Fowler	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	9:00 a.m. to 2:00 p.m. Drive Up 9:00 a.m. to 2:00 p.m.

Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.

Kerman	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None

Lodi	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None

River Park	9:00 a.m. to 5:00 p.m. Drive Up 9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.

Sacramento Private Banking	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 5:00 p.m.	None

Stockton	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None

Tracy	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None

Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None

Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None

Sunnyside	9:00 a.m. to 5:00 p.m. Drive Up 8:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.

Financial Drive	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 5:00 p.m.	None

Fresno Downtown	9:00 a.m. to 4:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	9:00 a.m. to 5:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	None

Automated teller machines operate at 15 branch locations. All but one operates 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento office.  Our Real Estate, Small Business Administration (SBA) Departments and Modesto loan-production office maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available upon customer request.

To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.

In Fresno and Madera Counties, in addition to our 11 full-service and one limited-service branch locations, serving the Bank’s primary service areas, as of December 31, 2008 there were 181 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2008 FDIC Summary of Deposits report indicated the Company had 4.05% of the total deposits held by all depositories in Fresno County and 4.98% in Madera County.  In San Joaquin County, in addition to our three full service branch locations acquired from Service 1st, as of December 31, 2008 there were 121 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2008 report indicated Service 1st’s had 2.90% of total deposits held by all depositories in San Joaquin County.  In Sacramento County, in addition to our one branch, as of December 31, 2008 there were 239 operating banking and credit union offices in our primary service area.  Business activity in our primary service area is oriented toward light industry, small business and agriculture.

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which are not offered directly but which usually can be offered indirectly through correspondent institutions.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2008, the Bank’s legal loan limits to individual customers were $8,778,000 for unsecured loans and $14,630,000 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes, and may in the future make, such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2008, 2007 and 2006 and an analysis of interest rates and the interest rate differential for the years then ended.  Table B sets forth the changes in interest income and interest expense in 2008 and 2007 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2008, 2007 and 2006 and the book value, maturities and weighted average yield of investment securities at December 31, 2008 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2008, 2007, 2006, 2005, and 2004, is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2008 are summarized in Table E.

Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 2008, 2007, 2006, 2005, and 2004. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on nonaccrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2008, 2007, and 2006.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2008.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2008, 2007, and 2006.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2008, 2007, and 2006. The average balances reflect daily averages except nonaccrual loans, which were computed using quarterly averages.

	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$1,318	$39	2.96%	$168	$5	2.98%	$634	$22	3.47%
Securities:
Taxable securities	81,925	4,806	5.87%	67,516	3,350	4.96%	74,915	3,191	4.26%
Non-taxable securities (1)	28,709	1,694	5.90%	23,848	1,333	5.59%	26,749	1,556	5.82%
Total investment securities	110,634	6,500	5.88%	91,364	4,683	5.13%	101,664	4,747	4.67%
Federal funds sold	13,980	251	1.80%	11,721	583	4.97%	23,404	1,165	4.98%
Total	125,932	6,790	5.39%	103,253	5,271	5.11%	125,702	5,934	4.72%
Loans (2)(3)	364,285	25,631	7.06%	331,347	27,748	8.37%	303,867	25,527	8.40%
Federal Home Loan Bank stock	2,197	118	5.37%	1,964	102	5.19%	1,799	89	4.95%
Total interest-earning assets (1)	492,414	$32,539	6.61%	436,564	$33,121	7.59%	431,368	$31,550	7.31%
Allowance for credit losses	(4,676)			(3,794)			(3,483)
Nonaccrual loans	2,724			112			207
Cash and due from banks	17,888			16,675			17,404
Bank premises and equipment	6,043			5,747			3,369
Other non-earning assets	27,396			22,017			21,356
Total average assets	$541,789			$477,321			$470,221

	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$76,900	$279	0.36%	$73,072	$445	0.61%	$78,410	$162	0.21%
Money market accounts (MMA)	108,216	2,098	1.94%	99,448	2,621	2.64%	105,632	2,467	2.34%
Time certificates of deposit, under $100,000	69,691	2,085	3.00%	49,552	2,112	4.26%	53,208	1,499	2.82%
Time certificates of deposit, $100,000 and over	58,734	1,878	3.21%	60,467	2,716	4.49%	44,910	2,082	4.64%
Total interest-bearing deposits	313,541	6,340	2.03%	282,539	7,894	2.79%	282,160	6,210	2.20%
Other borrowed funds	32,526	938	2.89%	2,759	164	5.94%	6,774	349	5.15%
Total interest-bearing liabilities	346,067	$7,278	2.11%	285,298	$8,058	2.82%	288,934	$6,559	2.27%
Non-interest bearing demand deposits	131,744			135,152			132,150
Other liabilities	5,727			5,117			3,573
Shareholders’ equity	58,251			51,754			45,564
Total average liabilities and shareholders’ equity	$541,789			$477,321			$470,221
Interest income and rate earned on average earning assets (1)		$32,539	6.61%		$33,121	7.59%		$31,550	7.31%
Interest expense and interest cost related to average interest-bearing liabilities		7,278	2.11%		8,058	2.82%		6,559	2.27%
Net interest income and net interest margin (4)		$25,261	5.13%		$25,063	5.74%		$24,991	5.79%

(1)                                  Computed on a tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $576, $453, and $529 in 2008, 2007, and 2006, respectively.

(2)           Loan interest income includes loan fees of $720 in 2008, $873 in 2007; and $798 in 2006

(3)           Average loans do not include nonaccrual loans.

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

	Years Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$34	$—	$34	$(15)	$(2)	$(17)
Investment securities:
Taxable	786	670	1,456	(238)	397	159
Non-taxable (1)	284	77	361	(164)	(59)	(223)
Total investment securities	1,070	747	1,817	(402)	338	(64)
Federal funds sold	143	(475)	(332)	(580)	(2)	(582)
Loans	3,880	(5,997)	(2,117)	2,292	(71)	2,221
FHLB Stock	12	4	16	9	4	13
Total earning assets (1)	5,139	(5,721)	(582)	1,304	267	1,571
Interest expense:
Deposits:
Savings, NOW and MMA	246	(935)	(689)	(152)	589	437
Certificates of deposit under $100,000	(101)	74	(27)	(95)	708	613
Certificates of deposit $100,000 and over	(76)	(762)	(838)	697	(63)	634
Total interest-bearing deposits	69	(1,623)	(1,554)	450	1,234	1,684
Other borrowed funds	813	(39)	(774)	(248)	63	(185)
Total interest bearing liabilities	882	(1,662)	780	202	1,297	1,499
Net interest income (1)	$4,257	$(4,059)	$198	$1,102	$(1,030)	$72

(1)                                  Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2008, 2007, and 2006 is set forth in the following table.  At December 31, 2008, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available for Sale	Book Value at December 31,
(In thousands)	2008	2007	2006
U.S. Treasury securities and obligations of other U.S. government agencies and corporations	$12,745	$8,496	$28,643
U.S. Government agencies collateralized by mortgage obligations	44,967	46,088	45,561
Obligations of states and political subdivisions	56,961	25,736	26,210
Other securities	70,732	3,819	3,703
Total Available-for-Sale Securities	$185,405	$84,139	$104,117

Held-to-Maturity	Book Value at December 31,
(In thousands)	2008	2007	2006

Other debt securities	$7,040	$—	$—

Table C (Continued)

INVESTMENT PORTFOLIO

The book value, maturities and weighted average yield of investment securities at December 31, 2008 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Obligations of other U.S. Government agencies and corporations	$—	—	$324	4.84%	$1,661	5.58%	$10,760	5.55%	$12,745	5.54%
U.S. Government agencies collateralized by mortgage obligations	147	5.09%	1,614	4.70%	6,815	5.51%	36,391	5.28%	44,967	5.30%
Obligations of states & political subdivisions	1,380	4.30%	1,282	4.71%	14,268	4.31%	40,031	4.03%	56,961	4.12%
Other securities	1,494	3.75%	1,135	5.78%	5,663	4.95%	62,440	5.41%	70,732	5.35%

	$3,021	4.07%	$4,355	5.00%	$28,407	4.80%	$149,622	5.02%	$185,405	4.97%

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Held-to-Maturity Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Other debt securities	$—	—	$—	—	$—	—	$7,040	6.00%	$7,040	6.00%

(1)          Not computed on a tax equivalent basis.

(2)          Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2008, 2007, 2006, 2005, and 2004 is summarized in the table below.

(In thousands)	2008	2007	2006	2005	2004
Commercial and industrial	$109,051	$71,416	$78,441	$82,978	$57,669
Real estate
Construction, land development & other land loans	57,923	48,593	48,424	46,523	35,364
Other	249,624	173,640	149,586	124,043	75,424
Equity loans and lines of credit	27,038	21,645	21,858	23,604	18,714
Loans to finance agricultural production or other loans to farmers	20,406	17,584	17,102	17,547	15,946
Installment loans to individuals for household, family and other personal expenditures	18,938	8,380	7,549	7,539	6,420
Other	1,476	458	454	160	240
Subtotal	484,456	341,716	323,414	302,394	209,777
Deferred loan fees, net	(218)	(588)	(752)	(592)	(498)
Subtotal	484,238	341,128	322,662	301,802	209,279
Allowance for credit losses	(7,223)	(3,887)	(3,809)	(3,339)	(2,697)
Total (1)	$477,015	$337,241	$318,853	$298,463	$206,582

(1)Includes nonaccrual loans of:

2008	2007	2006	2005	2004
$15,750	$179	$—	$616	$—

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2008.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total

Real estate construction	$50,684	$7,240	$—	$57,924
Other real estate	82,802	138,950	54,909	276,661

Commercial, agricultural and other	89,553	32,253	8,264	130,070
Installment	10,165	2,063	7,573	19,801

	$233,204	$180,506	$70,746	$484,456

Sensitivity to Changes in Interest Rates:

Loans with fixed interest rates	$58,786	$62,429	$63,377	$184,592

Loans with floating interest rates	174,418	118,077	7,369	299,864

	$233,204	$180,506	$70,746	$484,456

Table F

COMPOSITION OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of nonaccrual, restructured and past due loans at December 31, 2008, 2007, 2006, 2005, and 2004 is set forth below:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual	$14,047	$179	$—	$616	$—
Restructured non accrual loans	1,703	—	—	—	—
	$15,750	$179	$—	$616	$—
Accruing loans past due 90 days or more	—	—	—	—	—

Nonaccrual loans to total loans	3.25%	0.05%	0.0%	0.20%	0.0%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans.  Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on nonaccrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due.  Loans in the nonaccrual category are treated as nonaccrual loans even though we may ultimately recover all or a portion of the interest due.  These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured.  As of December 31, 2008, we had nonaccrual loans totaling $15,750,000 and interest foregone on nonaccrual loans totaled $371,000 for the year then ended.  We had nonaccrual loans totaling $179,000 at December 31, 2007 and interest foregone on nonaccrual loans totaled $8,000 for the year then ended.  See Note 3 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

There were no loans on nonaccrual at December 31, 2006 or interest foregone on nonaccrual loans for the year then ended. There was $616,000 in loans on nonaccrual at December 31, 2005.  At December 31, 2005 interest foregone on nonaccrual loans totaled $76,000 for the year then ended.  There were no loans on nonaccrual at December 31, 2004 or interest foregone on nonaccrual loans for the year then ended.

The Company had two loans at December 31, 2008 totaling $1,703,000 that were considered to be troubled debt restructurings.  Both loans are included in the nonaccrual loans above.  There are no outstanding commitments to lend additional funds on either of these loans.  At December 31, 2007, 2006, 2005, and 2004 the Company had no restructured loans.  See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

When a loan is classified as impaired, the net fair value (i.e., the measure of the impaired loan) is computed based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  Alternatively, if the loan is collateral dependent, impairment is measured based on the fair value or market price of the collateral less costs to sell.  If the net fair value of the impaired loan is less than the recorded investment in the loan, then the resulting impairment amount is recognized through the allowance for credit losses with a corresponding charge to the provision for credit losses.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (including both principal and interest) in accordance with the contractual terms of the loan agreement.

Other than as discussed above, as of December 31, 2008, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004.

(Dollars in thousands)	2008	2007	2006	2005	2004
Loans outstanding at December 31,	$484,456	$341,716	$323,414	$302,394	$209,777
Average loans outstanding during year	$367,009	$331,459	$304,074	$277,855	$195,223
Allowance for credit losses:
Balance at beginning of year	$3,887	$3,809	$3,339	$2,697	$2,425
Deduct loans charged-off:
Commercial and industrial	(175)	(264)	(539)	(702)	—
Real estate – construction	—	—	—	—	—
Real estate – other	(393)	(12)	—	—	—
Loans to finance agricultural and other loans to farmers	—	—	—	—	—
Loans to individuals for household, family and other personal expenditures	(283)	(205)	(182)	(85)	(24)
Other	—	—	—	—	—
Total loans charged-off	(851)	(481)	(721)	(787)	(24)
Add recoveries of loans charged off:
Commercial and industrial	22	15	293	10	273
Real estate – construction	—	—	—	—	—
Real estate – other	22	1	—	25	—
Loans to finance agricultural and other loans to farmers	—	—	—	—	—
Loans to individuals for household, family and other personal expenditures	67	63	98	48	23
Other	—	—	—	85	—
Total recoveries	111	79	391	168	296
Net (charge-offs) recoveries	(740)	(402)	(330)	(619)	272
Allowance acquired in mergers	2,786	—	—	751	—
Add provision charged to operating expense	1,290	480	800	510	—
Balance at end of year	$7,223	$3,887	$3,809	$3,339	$2,697
Allowance for credit losses as a percentage of outstanding loan balance	1.49%	1.14%	1.18%	1.11%	1.29%
Net (charge-offs) recoveries to average loans outstanding	(0.20)%	(0.12)%	(0.11)%	(0.22)%	0.14%

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our losses.  Our management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The allowance for credit losses is reviewed at least quarterly by the Bank’s and our Board of Directors’ Audit/Compliance Committee and by the Bank’s and our Board of Directors.  Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each significant adversely graded asset, as well as to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the reserve does not properly reflect the potential loss exposure.

In 2008, the Bank added $1,290,000 to the allowance for credit losses.  The increase in 2008 resulted from management’s overall assessment of the probable losses within the loan portfolio at December 31, 2008, the growth in loans and considering the level of net charge-offs during the year of $740,000.  For 2007, the Bank added $480,000 to the allowance for credit losses.  The increase in 2007 was due in part to the growth in loans and the result of our assessment of probable losses within the loan portfolio.  In 2006, the Bank added $800,000 to the allowance for credit losses.  The increase in 2006 is due in part to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses after the first quarter charge off of one commercial relationship which resulted in a net charge off of $348,000.  For 2005, we added $510,000 to the allowance for credit losses.  The main reason for the provision in 2005 was two commercial loans that were charged off in the fourth quarter.  The loans were to related borrowers whose business suffered a major event in the fourth quarter which affected their ability to continue their business.  We made no additions to the allowance for credit losses in 2004 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged-off loans.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$1,777	26.7%	$1,254	27.1%	$1,656	31.1%	$1,325	27.5%	$786	27.5%
Real estate construction, land development and other land loans	820	11.9%	312	14.2%	294	15.0%	378	15.4%	197	16.9%
Real estate - other	2,570	44.6%	1,353	40.3%	1,210	35.8%	1,138	41.0%	898	35.9%
Equity loans and lines of credit	64	0.2%	157	7.2%	171	7.5%	175	7.8%	136	8.9%
Loans to finance agricultural and other loans to farmers	235	6.7%	501	9.4%	227	9.0%	198	5.8%	151	7.6%
Loans to individuals for household, family and other personal expenditures and other loans	593	3.1%	236	1.7%	193	1.5%	120	2.5%	178	3.1%
Other	64	6.8%	23	0.1%	1	0.1%	1	0.0%	51	0.1%
Unallocated reserve	1,100	—	51	—	57	—	4	—	300	—
	$7,223	100%	$3,887	100%	$3,809	100%	$3,339	100%	$2,697	100%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time

Table H

DEPOSITS

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings, money market and NOW accounts	$185,116	1.28%	$172,520	1.78%	$184,042	1.43%
Time certificates of deposit	$128,425	3.09%	$110,019	4.39%	$98,118	3.65%
Non-interest bearing demand	$131,744	N/A	$135,152	N/A	$132,150	N/A

Total deposits	$445,285	1.42%	$417,691	1.89%	$414,310	1.50%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2008.

(In thousands)
Three months or less	$63,953
Over 3 months through 6 months	26,422
Over 6 through 12 months	10,186
Over 12 months	7,693
$108,254

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Net income:
To average assets	0.95%	1.32%	1.47%
To average shareholders’ equity	8.82%	12.13%	15.17%
Dividends declared per share to net income per share	12.66%	10.10%	N/A
Average shareholders’ equity to average assets	10.75%	10.84%	9.69%

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

The Bank is a member of the FDIC, which currently insures customer deposits in each member bank to a maximum of $250,000 per depositor.  For this protection, the Bank is subject to the rules and regulations of the FDIC, and, as is the case with all insured banks, may be required to pay a semi-annual statutory assessment. The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.

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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code.  At December 31, 2008, we had no outstanding shares of preferred stock.  See Note 19 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning preferred stock issued through the Capital Purchase Program (CPP) subsequent to December 31, 2008.  Dividends on common stock in 2009 will also be limited without the prior approval of the United States Treasury due to the Company’s participation in the CPP.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2008 are as follows:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.00%	10.00%	10.05%	10.57%
Tier 1 risk-based capital ratio	4.00%	6.00%	8.81%	9.33%
Tier 1 leverage capital ratio	4.00%	5.00%	8.18%	8.67%

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

COMMUNITY REINVESTMENT ACT SUNSHINE REQUIREMENTS.  The federal banking agencies have adopted final regulations implementing Section 711 of Title VII of the Gramm-Leach-Bliley Act, the Sunshine Requirements.  The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution’s CRA obligations to make available to the public and the federal banking agencies a copy of each agreement.  Neither the Company nor the Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

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

Recent Accounting Pronouncements

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements, and recorded a liability of $316,000 for the future benefits or premiums to be provided to the participants with a corresponding reduction as a cumulative-effect adjustment to retained earnings.

Accounting for Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective November 15, 2008.  The adoption of this statement did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1).  This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  It also includes a technical amendment to FASB Statement No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009.  Early adoption is permitted.  The adoption of FSP 132(R)-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Our success depends primarily on the general economic conditions of the Central Valley and California.  Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the market areas in which we operate.  The local economic conditions of these areas have a significant impact on our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.  A continued significant decline in general economic conditions, such as inflation, recession, acts of terrorism, an outbreak of hostilities, unemployment and other factors beyond our control will impact these local economic conditions and will negatively affect the financial results of our banking operations.  In addition, the Central Valley remains largely dependent on agriculture.  A downturn in agriculture and agricultural related business could indirectly and adversely affect our results of operations and financial condition.

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

Our growth strategy includes our desire to acquire other financial institutions.  We may not be able to complete any future acquisitions and, for completed acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities we acquire.  We may not realize expected cost savings or make revenue enhancements.  Following each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities.  In particular, we may be required to install and standardize adequate operational and control systems, deploy or modify equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel.  Our failure to successfully integrate the entities we acquire into our existing operations may adversely affect our financial condition and results of operations.

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

ITEM 3 -                                                 LEGAL PROCEEDINGS.

Regent Hotel Litigation

On May 1, 2008, Regent Hotel, LLC (“Regent”) filed a lawsuit in the Superior Court of California, County of Sacramento (the “Regent Litigation”).  Regent Hotel, LLC, a California limited liability company and subsidiary of Regent Development, Inc., a California corporation, filed the Regent Litigation naming as defendants First Bank, as the lead bank in a loan participation, and East West Bank and S1 Bank, which was acquired by the Bank on November 13, 2008, which are participating in the loan.  Regent claims that First Bank refused to fund a construction loan draw request and that East West Bank and S1 Bank interfered in the relationship between Regent and First Bank which affected the decision by First Bank not to fund the draw request.  Through its acquisition of S1 Bank, the Bank is a 9.915% participant in the amount of approximately $4,000,000.  Regent has filed for Chapter 11 bankruptcy.  The suit asks for actual and punitive damages in excess of $10,000,000.  In addition, certain contractors have filed mechanics liens against Regent, under which S1 Bank has been named in the complaint.  These complaints have been removed to the bankruptcy court.

The Company believes that the suit is without merit, and intends to defend its position vigorously.  Additionally, included in the merger consideration paid by the Company to acquire Service 1st, $3,500,000 was placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.

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

ITEM 4 -                                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a.               The Company held a special meeting of shareholders on October 10, 2008 for the purpose of considering and voting upon the approval of the principal terms of the Reorganization Agreement and Plan of Merger (Merger Agreement) by and among the Company and Service 1st  Bancorp.

b.              At the special meeting the shareholders took the following actions:

•                  The approval of the Merger Agreement by the following votes:

Votes for: 4,645,155	Votes against: 24,266	Abstentions and broker non-votes: 4,100

PART II

ITEM 5 -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the Nasdaq Capital Market under the ticket symbol CVCY.  As of March 5, 2009, we had approximately 704 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	2008	2008	2008	2008	2007	2007	2007	2007
High	$13.24	$10.99	$10.25	$8.98	$15.50	$15.22	$14.95	$13.03
Low	$9.60	$9.40	$7.30	$4.59	$13.81	$13.80	$11.70	$10.25

We paid $0.10 per common share cash dividends in 2008 and 2007.  The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 12 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan

10/01/2007 - 10/31/2007			—	—
11/01/2007 -11/30/2007	5,436	$10.30	—	—
12/01/2007 -12/31/2007	—	—	—	—

Total	5,436	$10.30	—	—

(1)  In 2008 the Company repurchased 5,436 shares of common stock from shareholders who perfected their dissenters’ rights related to the merger with Service 1st Bancorp at an average price of $10.30 for a total cost of $56,000.

Equity Compensation Plan Information

The following chart sets forth information for the year ended December 31, 2008, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	823,881	$6.60	456,936
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	823,881	$6.60	456,936

In 2008, the Company cancelled options to purchase 105,550 shares of the Company’s common stock granted in 2007 and on December 17, 2008 granted options to purchase 105,550 shares of common stock to the directors, senior managers and other employees.  The modification affected 57 employees and eight directors and the total incremental compensation cost recognized for the modification in 2008 as $38,000.  In addition, the Company granted options to purchase 15,000 shares of common stock during 2008.  All options were granted with an exercise price equal to the fair market value on the grant date.

PERFORMANCE GRAPH

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA

	Years ended December 31, (In thousands, except per share amounts)
Statements of Income	2008	2007	2006	2005	2004
Total interest income	$31,845	$32,566	$30,932	$26,070	$16,799
Total interest expense	7,278	8,058	6,559	4,139	1,978
Net interest income before provision for credit losses	24,567	24,508	24,373	21,931	14,821
Provision for credit losses	1,290	480	800	510	0
Net interest income after provision for credit losses	23,277	24,028	23,573	21,421	14,821
Non-interest income	5,190	4,518	5,177	4,009	4,084
	28,467	28,546	28,750	25,430	18,905
Non-interest expenses	20,976	19,099	18,541	16,042	13,266
Income before provision for income taxes	7,491	9,447	10,209	9,388	5,639
Provision for income taxes	2,352	3,167	3,298	3,344	1,944
Net income	$5,139	$6,280	$6,911	$6,044	$3,695
Basic earnings per share	$0.83	$1.05	$1.16	$1.03	$0.71
Diluted earnings per share	$0.79	$0.99	$1.07	$0.94	$0.64
Cash dividends declared per common share	$0.10	$0.10	$0.00	$0.00	$0.05

	December 31,
	(in thousands)
	2008	2007	2006	2005	2004
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$194,215	$98,909	$128,463	$136,340	$127,895
Net loans	477,015	337,241	318,853	298,463	206,582
Total deposits	635,058	402,562	440,627	430,989	326,186
Total assets	752,713	483,685	500,059	483,677	368,147
Shareholders’ equity	75,375	54,194	49,778	41,523	29,606
Earning assets	681,280	441,825	453,211	440,646	338,032

Average balances:
Investment securities, Federal funds sold and deposits in other banks	$125,932	$103,253	$125,702	$135,679	$115,069
Net loans	362,333	327,665	300,591	274,348	192,658
Total deposits	445,285	417,691	414,310	407,188	307,453
Total assets	541,789	477,321	470,221	455,680	346,217
Shareholders’ equity	58,251	51,754	45,564	38,691	28,203
Earning assets	492,414	436,564	431,368	414,257	311,456

Data from 2008 reflects the partial year impact of the acquisition of Service 1st Bancorp and its subsidiary, Service 1st Bank.  Data from 2005 forward reflects the impact of the merger with Bank of Madera County.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYUSIS OR PLAN OF OPERATION.

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

INTRODUCTION

Central Valley Community Bancorp (NASDAQ: CVCY) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Central Valley Community Bank (the Bank) and one business trust subsidiary, Service 1st Capital Trust 1.  The Bank of Madera County (BMC) was merged with and into the Bank on January 1, 2005.  BMC had two branches in Madera County which continue to be operated by the Bank.  After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank (S1 Bank) was merged with and into the Bank.  S1 Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.  Service 1st Capital Trust 1 (the Trust) is a business trust formed for the purpose of issuing trust preferred securities.  The Company succeeded to all the rights and obligations of the Trust in connection with the acquisition of Service 1st.  The Trust is a subsidiary of the Company. The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.

During 2008, the Company focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.  During 2008 the Company acquired Service 1st Bancorp and its banking subsidiary adding three strategically located branches and we relocated our Herndon and Fowler branch from an in-store location to a new larger facility.  During 2007, the Bank opened a loan production office in Modesto, California, and relocated our Kerman branch to a new larger facility.  During 2006, the Bank opened two full service retail offices in the Fresno one in the  downtown area and one in the Sunnyside area of Fresno, respectively.  Also in 2006, the Company consolidated its administrative offices into a single stand location in Fresno and opened a limited service branch there.  With the acquisition of S1 Bank in 2008, the Bank now operates 15 full-service branches, one limited service branch and one loan production office.

ECONOMIC CONDITIONS

The economy in California’s Central Valley has been negatively impacted by the economic recession that began in 2007 and the related real estate market and the slowdown in residential construction. The recession has impacted most industries in our market area.   During 2008, housing values throughout the nation and especially in the Central Valley have decreased dramatically, which in turn has negatively affected the personal net worth of much of the population.  However, housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California.

Agriculture and agricultural related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing cotton, nuts, vegetables, fruit, cattle, and dairy products.  The continued future success of agriculture related businesses is highly dependant on the availability of water and is subject to fluctuation in worldwide commodity prices and demand.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2008 was $0.79 compared to $0.99 and $1.07 for the years ended December 31, 2007 and 2006, respectively.  Net income for 2008 was $5,139,000 compared to $6,280,000 and $6,911,000 for the years ended December 31, 2007 and 2006, respectively.  Total assets at December 31, 2008 were $752,713,000 compared to $483,685,000 at December 31, 2007.

Return on average equity for 2008 was 8.82% compared to 12.13% and 15.17% for 2007 and 2006, respectively.  Return on average assets for 2008 was 0.95% compared to 1.32% and 1.47% for 2007 and 2006, respectively.  Total equity was $75,375,000 at December 31, 2008 compared to $54,194,000 at December 31, 2007.  The primary driver in the growth in total assets and equity at December 31, 2008 compared to 2007 was the acquisition on November 12, 2008 of Service 1st and its subsidiary bank — Service 1st Bank (S1 Bank).

As a result of both the acquisition of Service 1st and organic growth, total loans continued to increase during 2008.  Average total loans increased $35,550,000 or 10.7% to $367,009,000 in 2008 compared to $331,459,000 in 2007.  As a result of the economic recession during 2008, and the acquisition of Service 1st the Company experienced an increase in the level of nonperforming assets.  In 2008, we recorded a provision for credit losses of $1,290,000 compared to $480,000 in 2007 and $800,000 in 2006.  The Company had non-accrual loans totaling $15,750,000 at December 31, 2008 and $179,000 at December 31, 2007.  Of the nonaccrual loans at December 31, 2008, $14,340,000 related to former S1 Bank loans.  Net charge-offs for 2008 were $740,000 compared to $402,000 for 2007 and $330,000 for 2006.  Refer to “Asset Quality” below for further information.  We had no other real estate owned at either December 31, 2008 or 2007.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our stockholders;

•                  Return on average assets;

•                  Development of core earnings, including net interest  income  and non-interest income;

•                  Asset quality;

•                  Asset growth; and

•                  Operating efficiency;

•                  Liquidity

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our ROE was 8.82% for the year ended 2008 compared to 12.13% and 15.17% for the years ended 2007 and 2006, respectively.  The decrease in ROE for 2008 is primarily due to the decrease in our net income and the overall increase in the level of capital due to the additional common stock issued in connection with our acquisition of Service 1st.  Our net income for the year ended December 31, 2008 decreased $1,141,000 compared to a decrease of $631,000 and an increase of $867,000 for 2007 and 2006, respectively.  During 2008 net interest income decreased due primarily to the 500 basis point reduction in interest rates by the Federal Reserve Bank since September 2007.  Non-interest expenses also increased due to higher occupancy expenses from our acquisition and expansion in 2008 and 2007, and higher other general expenses.  Basic EPS was $0.83 for 2008 compared to $1.05 and $1.16 for the years ended 2007 and 2006, respectively.  Diluted EPS was $0.79 for the year ended 2008 compared to $0.99 and $1.07 for the years ended 2007 and 2006, respectively.  The decrease in EPS in 2008 was due primarily to the decrease in net income and the increase in weighted average shares outstanding.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our ROA for the year ended 2008 decreased to 0.95% compared to 1.32% and 1.47% for the years ended December 31, 2007 and 2006, respectively.  The 2008 decrease in ROA is due to the decrease in net income compounded by our increase in average assets.  Annualized ROA for our peer group was 0.44% at September 30, 2008.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $300M to $950M and not subchapter S.

Development of Core Earnings

Over the past several years, we have focused on not only our net income, but improving the consistency of our core earnings in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including changes in the mix and increases in average interest earning assets through loan generation and retention and maintaining our net interest margin by managing the cost of funds.  Since September 2007, the Federal Reserve Bank has reduced interest rates by 500 basis points, which has had a significant negative impact on our ability to increase a sizable increase on net interest income in this type of a falling rate environment.  As a result, our net interest income before provision for credit losses increased only slightly by $59,000 or 0.2% to $24,567,000 for the year ended 2008 compared to $24,508,000 and $24,373,000 for the years ended 2007 and 2006, respectively.  Our net interest margin contracted 61 basis points to 5.13% for the year ended 2008 compared to 5.74% for the year ended 2007 and 5.79% for 2006.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and other income.  Non-interest income in 2008 increased $672,000 or 14.9% to $5,190,000 compared to $4,518,000 in 2007 and $5,177,000 in 2006.  Customer service charges increased $491,000 or 17.2% to $3,350,000 in 2008 compared to $2,859,000 and $2,532,000 in 2007 and 2006, respectively, mainly due to an increase in fee rates and  in the number of transaction accounts.  Non-interest income in 2006 included tax-exempt proceeds from a life insurance policy of $625,000, and net pre-tax gains from the sale of real estate and equipment of $192,000.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  We had non-performing loans totaling $15,750,000 or 3.25% of gross loans as of December 31, 2008 and $179,000 or 0.05% of gross loans as of December 31, 2007.  We did not have any other non performing assets at December 31, 2008 or 2007.  Of the non-performing loans at December 31, 2008, $14,340,000 related to the loan portfolio acquired from Service 1st.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  The Company did not have any other real estate owned at December 31, 2008 or 2007.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  The acquisition of Service 1st on November 12, 2008 contributed to the growth our asset size in 2008.  Total assets increased 55.6% during 2008 to $752,713,000 as of December 31, 2008 from $483,685,000 as of December 31, 2007.  Total gross loans increased 42.0% to $484,238,000 as of December 31, 2008, compared to $341,128,000 at December 31, 2007.  Total investment securities and Federal funds sold increased 96.4% to $194,215,000 as of December 31, 2008 compared to $98,909,000 as of December 31, 2007.  Total deposits increased 57.8% to $635,058,000 as of December 31, 2008 compared to $402,562,000 as of December 31, 2007.  Our loan to deposit ratio at December 31, 2008 was 76.3% compared to 84.7% at December 31, 2007.  The loan to deposit ratio of our peers was 97.0% at September 30, 2008.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (non-interest expenses, excluding amortization of intangibles divided by net interest income plus non-interest income, excluding net gains from sale of securities) was 70.10% for 2008 compared to 65.21% for 2007 and 62.28% for 2006.  The deterioration in the efficiency ratio in 2008 is due to the increase in operating expenses due to our acquisition and expansion.  The Company’s net interest income before provision for credit losses plus non-interest income increased 2.5% to $29,757,000 in 2008 compared to $29,026,000 in 2007 and $29,550,000 in 2006, while operating expenses increased 9.8% in 2008, 3.0% in 2007, and 15.9% in 2006.

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

RESULTS OF OPERATIONS

Net Income

Net income was $5,139,000 in 2008 compared to $6,280,000 and $6,911,000 in 2007 and 2006, respectively.  Basic earnings per share were $0.83, $1.05, and $1.16 for 2008, 2007 and 2006, respectively.  Diluted earnings per share were $0.79, $0.99, and $1.07 for 2008, 2007 and 2006, respectively.  ROE was 8.82% for 2008 compared to 12.13% for 2007 and 15.17% for 2005.  ROA for 2008 was 0.95% compared to 1.32% for 2007 and 1.47% for 2006.

The decrease in net income for 2008 compared to 2007 was due primarily to the 500 basis point reduction in interest rates by the Federal Reserve Bank since September 2007, the increase in the provision for credit losses and the increases in non interest expenses. These items were offset by the increase in non interest income, primarily service charges and gains on sales of investment securities and the reduction in the provision for income taxes..  Net income for 2007 decreased compared to 2006 mainly due to the decrease in non-interest income primarily due to the tax-exempt life insurance proceeds of $625,000 and the net gain from the sale of real estate and equipment of $192,000 received in 2006, the decrease in loan placement fees and increases in non-interest expenses, partially offset by the increases in services charges and the decrease in the provision for credit losses.

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

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.  For 2008, average balances reflect the acquisition of Service 1st for 13.4% of the year.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	YEAR ENDED DECEMBER 31, 2008			YEAR ENDED DECEMBER 31, 2007
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$1,318	$39	2.96%	$168	$5	2.98%
Securities
Taxable securities	81,925	4,806	5.87%	67,516	3,350	4.96%
Non-taxable securities (1)	28,709	1,694	5.90%	23,848	1,333	5.59%
Total investment securities	110,634	6,500	5.88%	91,364	4,683	5.13%
Federal funds sold	13,980	251	1.80%	11,721	583	4.97%
Total	125,932	6,790	5.39%	103,253	5,271	5.10%
Loans (2) (3)	364,285	25,631	7.06%	331,347	27,748	8.37%
Federal Home Loan Bank stock	2,197	118	5.37%	1,964	102	5.19%
Total interest-earning assets	492,414	$32,539	6.61%	436,564	$33,121	7.59%
Allowance for credit losses	(4,676)			(3,794)
Non-accrual loans	2,724			112
Cash and due from banks	17,888			16,675
Bank premises and equipment	6,043			5,747
Other non-earning assets	27,396			22,017
Total average assets	$541,789			$477,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$76,900	$279	0.36%	$73,072	$445	0.61%
Money market accounts	108,216	2,098	1.94%	99,448	2,621	2.64%
Time certificates of deposit, under $100,000	69,691	2,085	3.00%	49,552	2,112	4.26%
Time certificates of deposit, $100,000 and over	58,734	1,878	3.21%	60,467	2,716	4.49%
Total interest-bearing deposits	313,541	6,340	2.03%	282,539	7,894	2.79%
Other borrowed funds	32,526	938	2.89%	2,759	164	5.94%
Total interest-bearing liabilities	346,067	$7,278	2.11%	285,298	$8,058	2.82%
Non-interest bearing demand deposits	131,744			135,152
Other liabilities	5,727			5,117
Shareholders’ equity	58,251			51,754
Total average liabilities and shareholders’ equity	$541,789			$477,321
Interest income and rate earned on average earning assets		$32,539	6.61%		$33,121	7.59%
Interest expense and interest cost related to average interest-bearing liabilities		7,278	2.11%		8,058	2.82%
Net interest income and net interest margin (4)		$25,261	5.13%		$25,063	5.74%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $576 and $453 in 2008 and 2007, respectively.

(2)  Loan interest income includes loan fees of $720 in 2008 and $873 in 2007.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $2,117,000 or 7.6% in 2008 compared to 2007.  Interest and fee income increased $2,221,000 or 8.7% in 2007 compared to 2006.  The decrease in 2008 is attributable to a decrease in the yield of 131 basis points partially offset by a 9.9% increase in the level of average loans in 2008 compared to 2007.  Average total loans for 2008 increased $35,550,000 to $367,009,000 compared to $331,459,000 for 2007 and $304,074,000 for 2006.  The yield on loans for 2008 was 7.06% compared to 8.37% and 8.40% for 2007 and 2006, respectively.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) not on a fully tax equivalent basis, increased $1,396,000 or 29.0% in 2008 compared to 2007 primarily due to a $21,529,000 increase in the average balance to $125,932,000 in 2008 compared to $103,253,000 in 2007, coupled with an increase in yield on investments of 29 basis points.  In 2007, total investment income decreased $587,000 from 2006 mainly due to a 17.9% decrease in the average balances of these investments partially offset by a 39 basis point increase in the yields earned.  Average total investments for 2007 were $103,253,000 compared to $125,702,000 for 2006.  The decrease in the investment portfolio is due primarily to the growth in our loans as maturities and sales of investments were used to fund loans in the absence of a corresponding growth in deposits.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2008, we held $45,757,000 or 24.6% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 6.16%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to decline.  The net of tax effect value of the change in market value of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At December 31, 2008, the average life of the investment portfolio was 7.9 years and the market value reflected a pre-tax gain of $313,000.  Management reviews market value declines on individual investment securities to determine whether they represent an other-than-temporary impairment and has concluded that none such existed as of December 31, 2008.  However, future deterioration in the market values of our investment securities may require the Company to recognize other-than-temporary impairment losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At December 31, 2008, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $18,250,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $14,936,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past year, which were in 25, 50 and 75 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income in 2008 decreased $721,000, to $31,845,000 compared to $32,566,000 in 2007 and $30,932,000 in 2006.  Although average interest earning assets increased $55,850,000 or 12.8% to $492,414,000 for 2008 compared to $436,564,000 for 2007 and $431,368,000 for 2006, the yield on those assets decreased 98 basis points from 2007 to 2008, resulting in a 3.1% decrease in total interest income.  The increases in average earning assets in 2008 and 2007 were the result of our own organic growth and the acquisition of Service 1st in November 2008.  The yield on interest earning assets was 6.69% for 2008 compared to 7.59% for 2007 and 7.31% for 2006.  .

Interest expense on deposits in 2008 decreased $1,554,000 or 19.7% to $6,340,000 compared to $7,894,000 in 2007 and was $6,210,000 in 2006.  The decrease in interest expense in 2008 compared to 2007 was primarily due to the repricing of interest bearing deposits which decreased 76 basis points to 2.03% in 2008 from 2.79% in 2006, as a result of the decreases in the Federal funds interest rate.  This decrease was partially offset by an increase in the level of average interest bearing deposits and the change in mix of interest bearing deposits continuing to be into time certificates of deposits.  The increase in 2007 compared to 2006 was due to the change in mix of interest-bearing deposits with higher average balances in time certificates and the repricing of interest bearing deposits, which increased 59 basis points to 2.79% in 2007 from 2.20% in 2006, as a result of the increases in the Federal funds interest rate.  Average interest-bearing deposits were $313,541,000 for 2008 compared to $282,539,000 and $282,160,000 for 2007 and 2006, respectively.  The increases in average interest-bearing deposits in 2008 and 2007 were the result of our own organic growth and the acquisition of Service 1st in November 2008.

Average other borrowings increased to $32,526,000 with an effective rate of 2.89% for 2008 compared to $2,759,000 with an effective rate of 5.94% for 2007.  In 2006, the average other borrowings were $6,774,000 with an effective rate of 5.15%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit and advances from the Federal Home Loan Bank (FHLB).  We borrowed funds from the Federal Home Loan Bank in 2008 as part of leverage strategy employed whereby we purchased investment securities.  The effective rate of the FHLB advances was 3.08% for 2008 compared to 4.87% for 2007 and 3.97% for 2006.  Other borrowings in 2007 and 2006 included a loan from a major bank, which we paid in full during 2007.

Average demand deposits decreased 2.5% to $131,744,000 in 2008 compared to $135,152,000 for 2007 and $132,150,000 for 2006.  The cost of all of our interest bearing liabilities decreased 71 basis points to 2.11% for 2008 compared to 2.82% for 2007 and 2.27% for 2006, while the cost of total deposits decreased to 1.42% for the year ended December 31, 2008 compared to 1.89% and 1.50% for the years ended December 31, 2007 and 2006, respectively.  The ratio of non-interest demand deposits to total deposits decreased to 29.6% for 2008 compared to 32.4% and 32.0% for 2007 and 2006, respectively.

Net Interest Income before Provision for Credit Losses

As a result of the activity discussed above, net interest income before provision for credit losses for 2008 increased slightly by $59,000 or 0.24% to $24,567,000 compared to $24,508,000 for 2007 and $24,373,000 for 2006.  The increase in 2008 was mainly due to an increase in average total interest earning assets of 12.8%, offset by an increase in interest bearing liabilities of 21.3% and a decrease in the yield on total interest earning assets of 98 basis points compared to 2007, while the cost of total interest-bearing liabilities decreased only 71 basis points.  The increase in 2007 was primarily due to an increase in average interest earning assets and the yields earned on those assets, offset by the change in mix of interest bearing liabilities and the increase in rates paid on those liabilities.  Average interest earning assets and net interest margin, respectively, were $492,414,000 and 5.13% in 2008, $436,564,000 and 5.74% in 2007, and $431,368,000 and 5.79% in 2006.  For a discussion of the repricing of our assets and liabilities, refer to Item 7A Quantitative and Qualitative Disclosure about Market Risk.

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

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading on loans that exceed the credit officers’ lending limits are submitted to the Chief Credit Administrator (CCA), who reviews the grades for accuracy and makes recommendations to Credit Review who gives final approval.  The risk grading and reserve allocation is analyzed annually by a third party credit reviewer and by various regulatory agencies.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	December 31, 2008 Amount	% of Loans in Each Category to Total Loans	December 31, 2007 Amount	% of Loans in Each Category to Total Loans

Commercial & industrial	$1,777	26.7%	$1,254	27.1%
Agricultural land and production	235	6.7%	501	9.4%
Real estate	2,570	44.6%	1,353	40.3%
Real estate - construction and other land loans	820	11.9%	312	14.2%
Equity loans and lines of credit	64	6.8%	157	7.2%
Consumer & installment	593	3.1%	236	1.7%
Other	64	0.2%	23	0.1%
Unallocated reserves	1,100	—	51	—
Total allowance for credit losses	$7,223	100.0%	$3,887	100.0%

Managing problem credits identified through our risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The provisions for credit losses in 2008, 2007 and 2006 were $1,290,000, $480,000, and $800,000, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  Non-performing loans were $15,750,000 and $179,000 at December 31, 2008 and 2007, respectively.  Non-performing loans acquired from Service 1st represented $14,340,000 of the total balance at December 31, 2008, which includes a $3,486,000 loan that is secured by a $3,500,000 escrow fund held at another bank for the benefit of the Company and therefore management has not provided an allowance against this loan.  We did not have any non-performing loans as of December 31, 2006.  The Company did not have any other real estate owned at December 31, 2008 or 2007.

For 2008, 2007, and 2006, we had a net charge off ratio to average loans of 0.20%, 0.12% and 0.11%, respectively.  The potential for a future net recovery position of loans previously charged off is not very likely.

The acquisition  of Service 1st  provided an additional $2,786,000 to the allowance for credit losses.  Based on information currently available, management believes that the allowance for credit losses should be adequate to absorb estimated probable losses in the portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income After Provision for Credit Losses

Net interest income, after the provision for credit losses of $1,290,000 in 2008, $480,000 in 2007, and $800,000 in 2006, was $23,277,000 for 2008 compared to $24,028,000 and $23,573,000 for 2007 and 2006, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, appreciation in cash surrender value of bank owned life insurance, gains on sales and calls of investment securities and other income.  Non-interest income was $5,190,000 in 2008 compared to $4,518,000 and $5,177,000 in 2007 and 2006, respectively.  The $672,000 increase in non-interest income in 2008 compared to 2007 was primarily due to increases in customer service charges, gains on sales and calls of investment securities and other income.  The $659,000 decrease in non-interest income comparing 2007 to 2006 was primarily due to the decreases in loan placement fees, the tax-exempt proceeds from a life insurance policy of $625,000 and net gains from the sale of real estate and equipment of $192,000 received in 2006, partially offset by the increase in service charges.

Customer service charges increased $491,000 to $3,350,000 in 2008 compared to $2,859,000 in 2007 and $2,532,000 in 2006.  The increase in both years is mainly due to an increase in the activity level as the average number of transaction accounts has increased organically and as a result of the Service 1st acquisition, as have and the fees generated by the overdraft protection program.  In addition, during 2008 and 2007 the Company increased the fee structure on transaction accounts.

We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $74,000 in 2008 to $111,000 compared to $185,000 in 2007 and $350,000 in 2006.  The decreases in 2008 and 2007 are primarily due to a slowdown in the housing market in California and the tightening of the credit market resulting in fewer refinancing opportunities.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally receives quarterly dividends.  As of December 31, 2008, we held $3,140,000 in FHLB stock compared to $2,022,000 at December 31, 2007.  Dividends in 2008 increased to $118,000 compared to $102,000 in 2007 and $89,000 in 2006.

Realized gains on sales and calls of investment securities increased $102,000 to $165,000 for 2008 compared to $63,000 for 2007 and $123,000 for 2006.

Other income increased to $1,178,000 in 2008 compared to $1,080,000 and $1,013,000 in 2007 and 2006, respectively.  The $98,000 increase in 2008 compared to 2007 and the $67,000 increase comparing 2007 to 2006 are primarily due to increases in merchant fees from bankcards and debit card interchange fees.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,877,000 to $20,976,000 in 2008 compared to $19,099,000 in 2007, which was an increase of $558,000 in 2007 compared to $18,541,000 in 2006.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses, excluding amortization of intangibles, to net interest income before provision for credit losses plus non-interest income, excluding realized gains on sale of investments was 70.10% for 2008 compared to 65.21% for 2007 and 62.28% for 2006.  Our efficiency ratio decreased in 2008 and 2007 due to the increase in operating expenses coupled with a slight decrease in revenues.

Salaries and employee benefits increased $749,000 or 6.9% to $11,578,000 in 2008 compared to $10,829,000 in 2007 and $10,871,000 in 2006.  The increase in 2008 compared to 2007 is primarily due to normal cost increases for salaries and benefits, and a slight increase in personnel since November 12, 2008 due to the Service 1st acquisition.  In 2006 we made changes to certain executive salary continuation agreements and recorded an expense related to the change of $518,000.  The decrease in salaries and employee benefits in 2007 compared to 2006 is primarily due to the above charge in 2006 offset by normal cost increases for salaries and benefits and incentive based compensation due to loan and deposit production in 2007.

The Company has three share based compensation plans under which compensation expense is recognized based on the estimated fair value of the awards at the date of the grant.

In October 2007, the Board of Directors of the Company approved the cancellation of options to purchase 15,000 shares of the Company’s common stock granted on May 1, 2006 and options to purchase 78,900 shares of common stock granted on April 23, 2007.  The Board granted new options to the directors, senior managers and other employees in the same numbers and to the same employees who were holders of the cancelled options.  The grant date of the new options was October 17, 2007 and the options were granted with an exercise price equal to the fair market value on the grant date of $12.00 per share.  As a result of this modification the Company recognized an additional $29,000 in incremental stock based compensation expense in 2007.

In December 2008, the Company cancelled options to purchase 90,550 shares of common stock granted on October 17, 2007 and options to purchase 15,000 shares of common stock granted on October 1, 2007, and on December 17, 2008 the Company granted new options to purchase 105,550 shares of common stock to the directors, senior managers and other employees.  The modification affected 57 employees and eight directors and the total incremental compensation cost recognized for the modification in 2008 was $38,000.  The grant date of the new options was December 17, 2008 and the options were granted with an exercise price equal to the fair market value on the grant date of $6.70 per share.  In addition, the Company granted options to purchase 15,000 shares of common stock during 2008 at the fair market value on the grant date.

The Board considered the general decline in stocks of financial institutions as a whole in reaching their decision.  The cancellation of previously issued options reflects the Board’s desire to ensure that options continue to provide proper incentive to key personnel.

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The expected term of the options represents the period that the Company’s options are expected to be outstanding.

As of December 31, 2008, there was $710,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992, 2000 and 2005 Plans.  The cost is expected to be recognized over a weighted average period of 3 years.  See Notes 1 and 13 to the audited Consolidated Financial Statements.

Occupancy and equipment expense increased $272,000 or 10.4%to $2,890,000 in 2008 compared to $2,618,000 in 2007 and $2,421,000 in 2006.  The increase in 2008 compared to 2007 was primarily due to three new locations that were added in the Service 1st acquisition since November 12, 2008, and due to the relocation of our Herndon and Fowler branch in Clovis, California from an in-store location to a new larger traditional branch facility.  The increase in 2007 compared to 2006 was due mainly to a full year’s worth of expense in 2007 for the three new branches and the Company’s new administrative office added during 2006, in addition to the new loan production office added during 2007.

Other non-interest expenses increased $856,000 or 15.2% to $6,508,000 in 2008 compared to $5,652,000 in 2007 and $5,249,000 in 2006.  The increase in 2008 compared to 2007 related primarily to $447,000 of Service 1st merger related expenses, and $40,000 of branch relocation expenses incurred in 2008.  The increase in 2007 was attributable primarily to increases in advertising, consulting, data processing, and telephone expenses, partially offset by a reduction in legal expenses.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the year ended December 31, (Dollars in thousands)	Other Expense 2008	% Avg. Assets	Other Expense 2007	% Avg. Assets
(Dollars in thousands)
Data processing	$848	0.16%	$847	0.18%
Advertising	500	0.09%	481	0.10%
Merger expenses	447	0.08%	—	0.00%
Audit and accounting	390	0.07%	382	0.08%
ATM and debit card expenses	356	0.07%	312	0.07%
Regulatory assessments	330	0.06%	109	0.02%
Stationery and supplies	226	0.04%	222	0.05%
Telephone	205	0.04%	189	0.04%
Consulting fees	192	0.04%	197	0.04%
Postage	178	0.03%	178	0.04%
Director fees and related expenses	173	0.03%	173	0.04%
Legal fees	141	0.03%	112	0.02%
General Insurance	136	0.03%	131	0.03%
Education and training	96	0.02%	87	0.02%
Donations	90	0.02%	107	0.02%
Travel	82	0.02%	89	0.02%
Operating losses	41	0.01%	34	0.01%
Other	2,076	0.38%	2,002	0.42%
Total other non-interest expense	$6,508		$5,652

Provision for Income Taxes

Our effective income tax rate was 31.4% for 2008 compared to 33.5% for 2007 and 32.3% for 2006.  The provision for income taxes totaled $2,352,000, $3,167,000, and $3,298,000 in 2008, 2007, and 2006, respectively.  The effective tax rates in 2008 and 2007 were favorably impacted by the increase in our state tax deduction for enterprise zone loans, and by hiring tax credits.  In 2006 we received tax exempt life insurance proceeds of $625,000 which favorably impacted our effective tax rate in that year.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2008 compared to December 31, 2007

For 2008 we continued to see demand for and growth in our loans and deposits.  Our acquisition of  Service 1st in November 2008 added $122 million in loans, $193 million in deposits, and $215 million in total assets.  As of December 31, 2008, total assets were $752,713,000, an increase of 55.6%, or $269,028,000, compared to $483,685,000 as of December 31, 2007.  Total gross loans increased 42.0%, or $143,110,000, to $484,238,000 as of December 31, 2008 compared to $341,128,000 as of December 31, 2007.  Total deposits increased 57.8%, or $232,496,000, to $635,058,000 as of December 31, 2008 compared to $402,562,000 as of December 31, 2007.  Shareholders’ equity increased 39.1%, or $21,181,000, to $75,375,000 as of December 31, 2008 compared to $54,194,000 as of December 31, 2007.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, mortgage backed and corporate debt securities, and overnight investments in the Federal funds market and are classified at the date of acquisition as available for sale or held to maturity.  As of December 31, 2008, investment securities with a fair value of $112,262,000 were held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2008 was 76.3% compared to 84.7% at December 31, 2007.  The loan to deposit ratio of our peers was 97.1% at September 30, 2008.  The total investment portfolio increased 96.4% or $95,306,000 to $194,215,000 at December 31, 2008 from $98,909,000 at December 31, 2007 primarily due to the investment securities acquired in the acquisition of Service 1st.  The market value of the portfolio reflected an unrealized gain of $313,000 at December 31, 2008 compared to $234,000 at December 31, 2007.

Management periodically evaluates each investment security that is in an unrealized loss position for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily impaired.  However no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

See Note 4 to the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans have increased as a result of both our organic growth and the acquisition of Service 1st  in November 2008.  Loans increased to $484,238,000 as of December 31, 2008 compared to $341,128,000 as of December 31, 2007.

The following table sets forth information concerning the composition of our loan portfolio as of:

Loan Type (Dollars in thousands)	December 31, 2008	% of Total loans	December 31, 2007	% of Total loans

Commercial:
Commercial	$129,563	26.7%	$92,613	27.1%
Agricultural land and production	32,408	6.7%	32,167	9.4%
Total commercial	161,971	33.4%	124,780	36.5%
Real estate:
Owner occupied	113,414	23.4%	76,808	22.5%
Real estate-construction and other land loans	57,923	11.9%	48,593	14.2%
Commercial real estate	64,358	13.3%	43,334	12.7%
Other	38,060	7.9%	17,406	5.1%
Total real estate	273,755	56.5%	186,141	54.5%
Consumer:
Equity loans and lines of credit	32,874	6.8%	24,595	7.2%
Consumer and installment	14,993	3.1%	5,742	1.7%
Other	863	0.2%	458	0.1%
Total consumer	48,730	10.1%	30,795	9.0%

Deferred loan fees, net	(218)		(588)
Total gross loans	484,238	100.0%	341,128	100.0%

Allowance for credit losses	(7,223)		(3,887)
Total loans	$477,015		$337,241

As of December 31, 2008, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity loans and lines of credit) comprising 63.3% of total loans.  This level of concentration is slightly higher than the 61.8% at December 31, 2007.  Management believes these loans bear no more than the typical risks of collectibility, but in light of the highly unsettled economy, additional declines in the performance of the economy in general or a continued decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

At December 31, 2008, we had no OREO or repossessed assets, and two restructured loans totaling $1,703,000, which are included in non-accrual loans.  We had no OREO, repossessed assets or restructured loans at December 31, 2007.  We had non-accrual loans totaling $15,750,000 at December 31, 2008 and $179,000 at December 31, 2007.

The Company’s aggregated recorded investment in loans considered troubled debt restructurings was $1,703,000 as of December 31, 2008.  The gross income that would have been recorded in the year ended December 31, 2008 if these loans had been current in accordance with their original terms was $139,000.  No interest income was recognized during the year ended December 31, 2008 on either of these loans.  There are not outstanding commitments to lend additional funds on either of these loans.

A summary of non-accrual, restructured, and past due loans at December 31, 2008 and 2007 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2008 and 2007.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2008, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2008	December 31, 2007
Non-accrual loans
Commercial and industrial	$1,125	$100
Real estate	5,159	79
Real estate construction and land development	7,635	—
Consumer	80	—
Other	48	—
Restructured loans (non-accruing)	1,703	—

Total non-accrual	15,750	179
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$15,750	$179
Nonperforming loans to total loans	3.25%	0.05%
Ratio of non-performing loans to allowance for credit losses	218.05%	4.61%
Loans considered to be impaired	$15,750	$179
Related allowance for credit losses on impaired loans	$125	$—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of December 31, 2008 and 2007, we had impaired loans totaling $15,750,000 and $179,000, respectively.  We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal under the original contractual terms.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $371,000 and $8,000 for 2008 and 2007, respectively.  There was no foregone interest on nonaccrual loans in 2006.

Included in the impaired and nonaccrual loans above are two loans in the amount of $1,703,000 that were considered to be troubled debt restructurings at December 31, 2008.  There are no outstanding commitments to lend additional funds to either of these borrowers.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007

Balance, beginning of the year	$3,887	$3,809
Provision charged to operations	1,290	480
Losses charged to allowance	(851)	(481)
Recoveries	111	79
Allowance from acquisition of Service 1st	2,786	—

Balance, end of year	$7,223	$3,887

Ratio of non-performing loans to allowance for credit losses
	218.05%	4.61%
Allowance for credit losses to total loans	1.49%	1.14%

As of December 31, 2008 the balance in the allowance for credit losses was $7,223,000 compared to $3,887,000 as of December 31, 2007.  The increase resulted from the addition of $2,786,000 related to the merger with Service 1st along with management’s assessment of the probable losses within the portfolio resulting in the 2008 provision of $1,290,000 as offset by the net charge-offs totaling $740,000.

The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $160,450,000 as of December 31, 2008 compared to $135,638,000 as of December 31, 2007.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed.

The Company’s management and Directors’ Loan Committee have established reserve levels on disbursed loans based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of December 31, 2008 the allowance was 1.49% of total gross loans compared to 1.14% as of December 31, 2007.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Of the losses charged to the allowance in 2008 and 2007 of $851,000 and $481,000, the portion related to overdraft losses on transaction deposit accounts totaled $137,000 and $127,000, respectively.

The allowance for credit losses as a percentage of non-performing loans was 45.9% and 2,171.5% as of December 31, 2008 and 2007, respectively.  Included in non-performing loans as of December 31, 2008, is a loan for $3,486,000 which is secured by a $3,500,000 escrow fund held at another bank for the benefit of the Company and therefore management has not provided allowance against this loan.  Management believes the allowance at December 31, 2008 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is also participating in the FDIC Transaction Account Guarantee Program (TAGP).  Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

Total deposits increased $232,496,000 or 57.8% to $635,058,000 as of December 31, 2008 compared to $402,562,000 as of December 31, 2007.  Interest bearing deposits increased $198,510,000 or 72.3% to $472,952,000 as of December 31, 2008 compared to $274,442,000 as of December 31, 2007.  Non-interest bearing deposits increased $33,986,000 or 26.5% to $162,106,000 as of December 31, 2008 compared to $128,120,000 as of December 31, 2007.  The increase in deposits in 2008 was primarily the result of the acquisition of Service 1st.   Our total market share of deposits in Fresno, Madera, and San Joaquin counties was 2.40% in 2008 compared to 2.38% in 2007 based on FDIC deposit market share information published as of June 30, 2008.

The composition of the deposits and average interest rates paid at December 31, 2008 and 2007 is summarized in the table below.

(Dollars in thousands)	December 31, 2008	% of Total Deposits	Effective Rate	December 31, 2007	% of Total Deposits	Effective Rate

NOW accounts	$84,802	13.4%	0.37%	$53,114	13.2%	0.66%
MMA accounts	154,931	24.4%	1.94%	90,402	22.5%	2.64%
Time deposits	211,987	33.4%	3.09%	111,628	27.7%	4.39%
Savings deposits	21,232	3.3%	0.35%	19,298	4.8%	0.48%
Total interest-bearing	472,952	74.5%	2.03%	274,442	68.2%	2.79%
Non-interest bearing	162,106	25.5%		128,120	31.8%
Total deposits	$635,058	100.0%		$402,562	100.0%

Short-term borrowings totaled $6,368,000 as of December 31, 2008 compared to $20,000,000 as of December 31, 2007.  Short-term borrowings consist of overnight correspondent bank borrowings and FHLB advances maturing within one month.  The maximum amount of short-term borrowings at any month-end during 2008, 2007 and 2006, was $24,600,000, $20,000,000, and $9,788,000,000, respectively.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity section below for further discussion of FHLB advances.

Total long-term debt as of December 31, 2008 was $19,000,000 and consisted of FHLB advances with interest rates ranging from of 2.73% to 3.59% and an average rate of 3.08%, and maturing between 2010 and 2013.  There was no long-term debt as of December 31, 2007.

The Bank is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $9,424,000, under the FDIC’s Temporary Liquidity Guarantee Program.  Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program.  The Bank will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program.  At December 31, 2008, the Company had no borrowings under this debt guarantee program.

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

Our stockholders’ equity increased to $75,375,000 as of December 31, 2008 compared to $54,194,000 as of December 31, 2007.  The increase in stockholders’ equity is primarily a result of the issuance of additional shares of common stock in connection with the merger of Service 1st of $16,600,000, net income of $5,139,000 for 2008, and proceeds from the exercise of stock options of $264,000, offset by the payment of cash dividends of $598,000.

During 2008 and 2007, the Board of Directors declared and paid cash dividends of $0.10 per share.  The Company did not pay any cash dividends in 2006.

We participated in the U. S. Treasury Capital Purchase Program under the Emergency Economic Stabilization Act.  The Company issued preferred stock and warrants to issue common stock and received $7,000,000 in cash under this program.    The Company agreed to restrict dividend payments on common stock to no more than historic levels while our preferred stock is owned by the U. S. Treasury.  See Note 19 to the audited Consolidated Financial Statements in Item 8 of this Annual Report for a more detailed discussion.

During 2008 and 2007, the Bank declared and paid cash dividends to the Company of $6,100,000 and $3,000,000, respectively, in connection with the acquisition of Service 1st and stock repurchase agreements approved by the Company’s Board of Directors.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$54,519	8.67%	$44,238	9.43%
Minimum regulatory requirement	$25,148	4.00%	$18,758	4.00%
Central Valley Community Bank	$51,296	8.18%	$42,202	9.00%
Minimum requirement for “Well- Capitalized” institution	$31,360	5.00%	$23,438	5.00%
Minimum regulatory requirement	$25,088	4.00%	$18,751	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$54,519	9.33%	$44,238	11.65%
Minimum regulatory requirement	$23,374	4.00%	$15,188	4.00%
Central Valley Community Bank	$51,296	8.81%	$42,202	11.12%
Minimum requirement for “Well- Capitalized” institution	$34,934	6.00%	$22,773	6.00%
Minimum regulatory requirement	$23,289	4.00%	$15,182	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$61,742	10.57%	$48,125	12.67%
Minimum regulatory requirement	$46,748	8.00%	$30,376	8.00%
Central Valley Community Bank	$58,519	10.05%	$46,089	12.14%
Minimum requirement for “Well- Capitalized” institution	$58,223	10.00%	$37,954	10.00%
Minimum regulatory requirement	$46,579	8.00%	$30,363	8.00%

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

As a means of augmenting our liquidity, we have established Federal funds lines with correspondent banks.  At December 31, 2008 our available borrowing capacity includes approximately $39,000,000 in Federal funds lines with our correspondent banks and $19,207,000 in unused FHLB advances.  The Bank is also eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $9,424,000, under the FDIC’s Temporary Liquidity Guarantee Program.  We believe our liquidity sources to be stable and adequate.  At December 31, 2008, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.  The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2008 and 2007:

	December 31,
Credit Lines (In thousands)	2008	2007

Unsecured Credit Lines (interest rate varies with market):
Credit limit	$39,000	$18,000
Balance outstanding	$6,368	$—

Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$38,207	$23,498
Balance outstanding	$19,000	$20,000
Collateral pledged	$54,350	$24,231
Fair value of collateral	$52,783	$24,203

Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$1,878	$1,986
Balance outstanding	$—	$—
Collateral pledged	$1,885	$2,032
Fair value of collateral	$1,929	$2,057

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $160,450,000 as of December 31, 2008 compared to $135,638,000 as of December 31, 2007.  For a more detailed discussion of these financial instruments, see Note 11 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

In the ordinary course of business, the Company is party to various operating leases.  For a more detailed discussion of these financial instruments, see Note 11 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s long-term contractual obligations at December 31, 2008:

(In thousands)	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter	Total

Time deposits	$192,352	$9,996	$4,670	$4,969	$211,987
FHLB Advances	—	15,000	4,000	—	19,000
Deferred Compensation Liability (1)	1,776	—	—	—	1,776
Salary Continuation Liability (1)	2,135	407	384	1,545	4,471
Obligations reflected on Consolidated Balance Sheet	$196,263	$25,403	$9,054	$6,514	$237,234

Operating lease obligations	$1,746	$3,124	$2,700	$6,664	$14,234
Obligations not reflected on Consolidated Balance Sheet	$1,746	$3,124	$2,700	$6,664	$14,234

(1)  These amounts represent the current accrual for payments to participants under the Company’s deferred compensation and salary continuation plans. See Note 15 to the consolidated financial statements at Item 8 of this Annual Report.

ITEM 7A -             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (IRR) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions that operate like we do.  IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (NII).  Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2008, 83.1% of our loan portfolio was tied to adjustable-rate indices.  The majority of these adjustable-rate loans are tied to prime and reprice within 90 days.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2008, 90.7% of our time deposits mature within one year or less.  As of December 31, 2008, $6,368,000 of our short term debt and $19,000,000 of our long-term debt was fixed rate.  Our long-term debt has maturities through 2013.

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

Approximately 83.1% of our loan portfolio is tied to adjustable rate indices and 40% of our loan portfolio reprices within 90 days.  As of December 31, 2008, we had 198 commercial and real estate loans totaling $125,422,000 with floors ranging from 1% to 8.25% and ceilings ranging from 7% to 25%.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2008 under the interest rate shock scenarios stated.  The table was prepared as of December 31, 2008, using a prime interest rate of 3.25%.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

HYPOTHETICAL CHANGE IN RATES	PROJECTED NET INTEREST INCOME	$ CHANGE FROM RATES AT DEC. 31, 2008	% CHANGE FROM RATES AT DEC. 31, 2008
(Dollars in thousands)
UP 300 bp	$33,492	$880	2.70%
UP 200 bp	33,174	562	1.73%
UP 100 bp	32,865	254	0.78%
UNCHANGED	32,611	—	—
DOWN 25 bp	32,609	(2)	0.01%

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

There is no material change in our current market risk exposure from the market risk exposure we experienced in 2007.  The outcome of the sensitivity analysis conducted for 2007 was essentially the same as 2008.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (SEC) has issued disclosure guidance for “critical accounting policies.”  The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.

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

Impairment of Investment Securities

An investment security is impaired if its estimated fair value is less than its amortized cost.  Investment securities that are in an unrealized loss position are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Amortization of Premiums on Investments

We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

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

Share-Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of all share-based payments which consist of stock options granted to directors and employees.  The fair value of each option is estimated on the date of grant and amortized over the service period using a Black-Scholes based option valuation model that requires the use of assumptions to estimate the grant date fair value.  The estimates are based on assumptions on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  The calculation of the fair value of share based payments is by nature inexact, and represents management’s best estimate of the grant date fair value of the share based payments.  See Note 1 to the audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

The provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) have been applied to all tax positions of the Company since January 1, 2007.    Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

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

At December 31, 2008, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a majority of our loan portfolio.  Refer to Market Risk section for further discussion.

ITEM 8 -                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CENTRAL VALLEY COMMUNITY BANCORP

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

AND FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 AND 2006

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Central Valley Community Bancorp
and Subsidiary

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Sacramento, California

March 12, 2009

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands, except share amounts)

	2008	2007
ASSETS

Cash and due from banks	$18,061	$17,108
Federal funds sold	1,457	14,536

Total cash and cash equivalents	19,518	31,644

Investment securities:
Available-for-sale, at fair value	185,718	84,373
Held-to-maturity, at amortized cost	7,040	—
Loans, less allowance for credit losses of $7,223 in 2008 and $3,887 in 2007	477,015	337,241
Bank premises and equipment, net	6,900	5,767
Bank owned life insurance	10,808	6,723
Federal Home Loan Bank stock	3,140	2,022
Goodwill	23,773	8,934
Core deposit intangibles	2,026	857
Accrued interest receivable and other assets	16,775	6,124

Total assets	$752,713	$483,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$162,106	$128,120
Interest bearing	472,952	274,442

Total deposits	635,058	402,562

Short-term borrowings	6,368	20,000
Long-term debt	19,000	—
Junior subordinated deferrable interest debentures	5,155	—
Accrued interest payable and other liabilities	11,757	6,929

Total liabilities	677,338	429,491

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized, 7,642,280 and 5,975,316 shares issued and outstanding in 2008 and 2007, respectively	30,479	13,571
Retained earnings	44,708	40,483
Accumulated other comprehensive income, net of taxes	188	140

Total shareholders’ equity	75,375	54,194

Total liabilities and shareholders’ equity	$752,713	$483,685

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	2008	2007	2006

Interest income:
Interest and fees on loans	$25,631	$27,748	$25,527
Interest on Federal funds sold	251	583	1,165
Interest and dividends on investment securities:
Taxable	4,845	3,355	3,213
Exempt from Federal income taxes	1,118	880	1,027

Total interest income	31,845	32,566	30,932

Interest expense:
Interest on deposits	6,340	7,894	6,210
Interest on junior subordinated deferrable interest debentures	46	—	—
Other	892	164	349

Total interest expense	7,278	8,058	6,559

Net interest income before provision for credit losses	24,567	24,508	24,373

Provision for credit losses	1,290	480	800

Net interest income after provision for credit losses	23,277	24,028	23,573

Non-interest income:
Service charges	3,350	2,859	2,532
Appreciation in cash surrender value of bank owned life insurance	268	226	253
Loan placement fees	111	185	350
Federal Home Loan Bank stock dividends	118	102	89
Net realized gains on sales and calls of investment securities	165	63	123
Gain on sale and disposal of equipment	—	3	192
Gain from bank owned life insurance	—	—	625
Other income	1,178	1,080	1,013

Total non-interest income	5,190	4,518	5,177

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	2008	2007	2006

Non-interest expenses:
Salaries and employee benefits	$11,578	$10,829	$10,871
Occupancy and equipment	2,890	2,618	2,421
Other expenses	6,508	5,652	5,249

Total non-interest expenses	20,976	19,099	18,541

Income before provision for income taxes	7,491	9,447	10,209

Provision for income taxes	2,352	3,167	3,298

Net income	$5,139	$6,280	$6,911

Basic earnings per share	$0.83	$1.05	$1.16

Diluted earnings per share	$0.79	$0.99	$1.07

Cash dividends per share	$0.10	$0.10	$—

The accompanying notes are an integral

part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share and per share amounts)

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2006	5,891,820	$13,053	$28,977	$(507)	$41,523

Comprehensive income:
Net income	—	—	6,911	—	6,911	$6,911
Other comprehensive income, net of tax:
Net change in unrealized loss on available-for-sale investment securities	—	—	—	390	390	390

Total comprehensive income						$7,301

Repurchase and retirement of common stock	(26,200)	(395)	—	—	(395)
Stock-based compensation expense	—	163	—	—	163
Stock options exercised and related tax benefit	172,036	1,186	—	—	1,186

Balance, December 31, 2006	6,037,656	14,007	35,888	(117)	49,778

Comprehensive income:
Net income	—	—	6,280	—	6,280	$6,280
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	257	257	257

Total comprehensive income						$6,537

Cash dividend payment ($0.10 per share)	—	—	(595)	—	(595)
Repurchase and retirement of common stock	(186,800)	(1,617)	(1,090)	—	(2,707)
Stock-based compensation expense	—	221	—	—	221
Stock options exercised and related tax benefit	124,460	960	—	—	960

Balance, December 31, 2007	5,975,316	13,571	40,483	140	54,194

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share and per share amounts)

				Accumulated
				Other
				Comprehensive	Total	Total
	Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2007	5,975,316	$13,571	$40,483	$140	$54,194

Comprehensive income:
Net income	—	—	5,139	—	5,139	$5,139
Other comprehensive income, net of tax:
Net change in unrealized gain on available- for-sale investment securities	—	—	—	48	48	48

Total comprehensive income						$5,187

Cash dividend payment ($0.10 per share)	—	—	(598)	—	(598)
Repurchase and retirement of common stock	(5,436)	(56)	—	—	(56)
Stock issued for acquisition	1,628,397	16,600	—	—	16,600
Stock-based compensation expense	—	100			100
Stock options exercised and related tax benefit	44,003	264	—	—	264
Cumulative effect of adopting Emerging Issues Task Force (EITF) 06-04	—	—	(316)	—	(316)

Balance, December 31, 2008	7,642,280	$30,479	$44,708	$188	$75,375

			2008	2007	2006

Disclosure of reclassification amount, net of taxes:

Unrealized holding (losses) gains arising during the year			$147	$295	$464
Less reclassification adjustment for net gains included in net income			(99)	(38)	(74)

Net change in unrealized gains (losses) on available-for-sale investment securities			$48	$257	$390

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income	$5,139	$6,280	$6,911
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(370)	(164)	160
Depreciation, accretion and amortization, net	814	1,077	1,619
Stock-based compensation	100	221	163
Tax benefit from exercise of stock options	(57)	(395)	(451)
Provision for loan losses	1,290	480	800
Net realized gains on sales and calls of available-for-sale investment securities	(165)	(63)	(123)
Net gain on sale and disposal of equipment	—	(3)	(192)
Increase in bank owned life insurance, net of expenses	(269)	(226)	(248)
FHLB stock dividends	(118)	(102)	(89)
Net decrease (increase) in accrued interest receivable and other assets	(426)	648	(398)
Net increase in accrued interest payable and other liabilities	294	525	2,190
Provision for deferred income taxes	(556)	(403)	(838)

Net cash provided by operating activities	5,676	7,875	9,504

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition	2,132	—	21
Purchases of available-for-sale investment securities	(57,484)	(20,693)	(30,657)
Purchases of held-to-maturity investment securities	(7,466)	—	—
Proceeds from principle repayments of held-to-maturity investment securities	501	—	—
Proceeds from sales or calls of available-for-sale investment securities	12,327	15,700	16,559
Proceeds from maturity of available-for-sale investment securities	9,000	10,499	1,000
Proceeds from principal repayments of available-for-sale investment securities	18,525	14,608	15,085
Net decrease in interest bearing deposits in other banks	—	323	595
Net FHLB stock purchases	(275)	(29)	(143)
Net increase in loans	(24,666)	(18,704)	(21,350)
Purchases of premises and equipment	(1,092)	(2,047)	(2,987)
Proceeds from sale of equipment	—	4	488
Proceeds from bank owned life insurance	—	—	1,332
Purchases of bank owned life insurance	—	(351)	(505)

Net cash used in investing activities	(48,223)	(690)	(20,562)

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$26,676	(45,523)	$(5,951)
Net increase in time deposits	12,332	7,458	15,589
Proceeds from short-term borrowings from Federal Home Loan Bank	135,500	87,500	9,788
Proceeds from long-term borrowings from Federal Home Loan Bank	19,000	—	—
Repayments of short-term borrowings to Federal Home Loan Bank	(165,500)	(69,500)	(11,788)
Net increase in short-term borrowings	2,803	—	—
Repayment of borrowings from other financial institutions	—	(1,250)	(1,250)
Share repurchase and retirement	(56)	(2,707)	(395)
Proceeds from exercise of stock options	207	565	735
Tax benefit from exercise of stock options	57	395	451
Cash dividend payments	(598)	(595)	—

Net cash provided by (used in) financing activities	30,421	(23,657)	7,179

Decrease in cash and cash equivalents	(12,126)	(16,472)	(3,879)

Cash and cash equivalents at beginning of year	31,644	48,116	51,995

Cash and cash equivalents at end of year	$19,518	$31,644	$48,116

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$6,926	$7,805	$6,362
Income taxes	$3,209	$3,380	$3,400

Non-cash investing activities:

Net change in unrealized gain (loss) on available-for-sale investment securities	$79	$429	$650
Cumulative effect of adopting EITF 06-04	$(316)	$—	$—

Non-cash financing activities:

Tax benefit from stock options exercised	$57	$395	$451

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006

Supplemental Schedule Related to Acquisitions:
Acquisition of Bank of Madera County:
Goodwill and intangibles	$—	$—	$21

Cash and cash equivalents acquired, net of cash paid to Bank of Madera County shareholders and option holders	$—	$—	$21

Acquisition of Service 1st Bancorp:
Deposits	$193,488
Fed funds purchased	3,565
Short-term borrowings from Federal Home Loan Bank	10,000
Junior subordinated deferrable interest debentures	5,155
Other liabilities	4,220
Loans, net	(116,028)
Goodwill and intangibles	(16,239)
Premises and equipment	(1,070)
Federal Home Loan Bank stock	(1,000)
Investment securities	(83,099)
Other assets	(9,644)
Bank owned life insurance	(3,816)
Stock issued	16,600

Cash and cash equivalents acquired, net of cash paid	$2,132

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

Service 1st Bancorp (Service 1st) and Service 1st Bank (S1 Bank) were merged with and into the Company and the Bank, respectively, on November 13, 2008.  The transaction was a combination of cash and stock and was accounted for under the purchase method of accounting.  Service 1st Bank had three branches in Tracy, Stockton and Lodi, California, which continue to be operated by the Bank.

Service 1st Capital Trust I (the “Trust”) is a business trust formed by Service 1st for the sole purpose of issuing trust preferred securities.  The Company succeeded to all the rights and obligations of Service 1st in connection with the acquisition of Service 1st.  The Trust is a wholly-owned subsidiary of the Company.

The Bank operates 15 branches in Clovis, Fresno, west and northeast Fresno County, Madera County, Tracy, Stockton, Lodi and Sacramento, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.  The Bank’s subsidiaries have nominal activity.

The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under this program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The accounting and reporting policies of Central Valley Community Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Management has determined that because all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.  No customer accounts for more than 10 percent of revenues for the Company or the Bank.

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2008.

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

For financial reporting purposes, Service 1st Capital Trust I, a wholly-owned subsidiary acquired in the merger of Service 1st Bancorp (see Note 2) and formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  The junior subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected as debt in the consolidated balance sheet.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value.  As of December 31, 2008 and 2007, there were no transfers between categories.

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

Investment Securities (Continued)

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

At December 31, 2008, the Company has loans that were acquired through the merger with Service 1st for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Contractually required payments at acquisition:
Commercial	$1,582
Real estate	10,650
Consumer	149

Outstanding balance	$12,381

Fair value at acquisition	$8,927

Subsequent to the acquisition, all of these loans were placed on nonaccrual status.  The carrying amount of those loans is included in loans on the balance sheet at December 31, 2008.  The outstanding contractual balance and carrying amount of those loans at December 31, 2008 are as follows (in thousands):

Commercial	$1,565
Real estate	10,765
Consumer	149

Outstanding balance	$12,479

Carrying amount at December 31, 2008	$9,025

At December 31, 2007, there were no such loans being accounted for under this policy.

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Credit Losses (Continued)

This allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for credit losses at December 31, 2008 and 2007, respectively, reflects management’s estimate of potential losses in the portfolio.

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

Goodwill

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2008 was $23,773,000 consisting of $14,839,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transaction accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisition and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.  There was no impairment resulting from management’s assessment during 2008, 2007 or 2006.

Intangible Assets

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,383,000, net of $17,000 in amortization, and the 2005 acquisition of Bank of Madera County of $626,000, net of $874,000 in amortization, at December 31, 2008.  Core deposit intangibles are being amortized by the straight-line method over an estimated life of seven years from the date of acquisition.  Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization.  Amortization expense recognized in 2008 was $231,000, and for 2007 and 2006 was $214,000.

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

Income Taxes (Continued)

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

Accounting for Uncertainty in Income Taxes

Since January 1, 2007, the Company has accounted for uncertainty in income taxes under Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  Under the provisions of FIN 48, only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption.  The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

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

Share-Based Compensation

The Company has three share-based compensation plans, the Central Valley Community Bancorp 2005 Omnibus Incentive Plan and the 2000 and 1992 Stock Option Plans, all of which were approved by the shareholders of the Company.  The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.  These plans are more fully described in Note 13.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation (Continued)

In December 2008, the Company cancelled options to purchase 90,550 shares of the Company’s common stock granted on October 17, 2007 and options to purchase 15,000 shares of common stock granted on October 1, 2007, and on December 17, 2008 granted options to purchase 105,550 shares of common stock to the directors, senior managers and other employees.  The modification affected 57 employees and eight directors and the total incremental compensation cost recognized for the modification in 2008 as $38,000.  In addition, the Company granted options to purchase 15,000 shares of common stock during 2008.  All options were granted with an exercise price equal to the fair market value on the grant date.

In October 2007, the Company cancelled options to purchase 15,000 shares of common stock granted on May 1, 2006 and 78,900 granted on April 23, 2007 and on October 17, 2007, granted options to purchase 93,900 shares of common stock to directors, senior managers and other employees.  The modification affected 60 employees and eight directors and the total incremental compensation cost recognized for the modification in 2007 was $29,000.  In addition, the Company granted options to purchase 15,000 shares of common stock during 2007.  All options were granted with an exercise price equal to the fair market value on the grant date.

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash flow from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2008, 2007 and 2006 were $57,000, $395,000 and $451,000, respectively.

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The expected term of the options represents the period that the Company’s options are expected to be outstanding.

The fair value of each option is estimated on the date of grant using the following assumptions.

	2008	2007	2006

Dividend yield	.10%	0 - .10%	.5%
Expected volatility	31.32%	28.45% - 29.34%	15.65%
Risk-free interest rate	2.29%	4.20% - 4.48%	5.05%
Expected option term	6.5 years	6.5 years	6.5 years

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

Business Combinations

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This Standard will change the Company’s accounting treatment for business combinations on a prospective basis.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective November 15, 2008.  The adoption of this Statement did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1).  This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  It also includes a technical amendment to FASB Statement No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets.  The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009.  Early adoption is permitted.  The adoption of FSP 132(R)-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.             MERGER OF SERVICE 1ST BANCORP INTO CENTRAL VALLEY COMMUNITY BANCORP

After the close of business on November 12, 2008, the Company and Service 1st completed their previously announced merger and Service 1st was merged into the Company, and the Service 1st subsidiary, S1 Bank merged into the Bank.  The Company acquired 100% of the outstanding common shares of Service 1st and the results of Service 1st’s operations have been included in the consolidated financial statements beginning November 13, 2008.  Management believes that the merger will allow the Bank to further accommodate a growing customer base in San Joaquin County and provide Service 1st customers with more convenient locations in the Central Valley, as well as offer new advancement and geographic opportunities for their employees.  As a result of the above factors, management believes that the potential for the combined performance exceeds what each entity could accomplish independently and the goodwill in this transaction arose from the synergies associated with the merger.  The acquisition is part of the Company’s long-term strategy to increase its presence from Sacramento to Bakersfield along the Highway 99 corridor and the surrounding foothills.

The total consideration paid to Service 1st shareholders was approximately $22,728,000.  Under the merger agreement, Service 1st shareholders received in exchange for each share of Service 1st common stock held, cash in the amount of $2.50 and shares of the Company’s common stock based on a exchange ratio of 0.681818, representing an aggregate cash amount of $5,972,000 and an aggregate share amount of 1,628,397 (valued at $16,600,000 for purposes of the merger agreement) subject to a cash holdback of $3,500,000, or approximately $1.36 per share, that was deposited into an escrow account pending the outcome of certain litigation matters (see Note 11).  Total consideration paid to Service 1st shareholders was established under the terms of the merger agreement based on a value of $9.52 per share of Service 1st common stock.

The excess of the purchase price over the estimated fair value of the net assets acquired was $14,839,000, which was recorded as goodwill, is not subject to amortization, and is not deductible for tax purposes.  In addition, assets acquired also included a core deposit intangible of $1,400,000 which is being amortized using a straight-line method over a period of seven years with no significant residual value.  Amortization expense recognized in 2008 was $17,000.

The following supplemental information is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition.  Dollars are in thousands.

Assets:
Cash and cash equivalents	$6,626
Investment securities	83,099
Loans, net of allowance of $2,786	116,028
Premises and equipment	1,070
Bank owned life insurance	3,816
Other	10,644

221,283
Liabilities:
Deposits	193,488
Short-term borrowings	13,565
Long-term borrowings	5,155
Other	4,220

Net assets acquired	$4,855

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.             MERGER OF SERVICE 1ST BANCORP INTO CENTRAL VALLEY COMMUNITY BANCORP (Continued)

The accompanying consolidated financial statements include the accounts of Service 1st since November 13, 2008.  The following supplemental pro forma information discloses selected financial information for the periods indicated as though the Service 1st merger had been completed as of the beginning of each of the periods being reported.  Dollars are in thousands except per share data.  2008 pro forma net income includes non-recurring merger expenses for legal, accounting and other professional fees, net of tax, totaling $595,000.

	Years Ended December 31,
	2008	2007

Revenue	$49,666	$52,879

Net income	$1,689	$6,617

Diluted earnings per share	$0.22	$0.83

3.             FAIR VALUE MEASUREMENTS

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Financial assets:
Cash and due from banks	$18,061	$18,061	$17,108	$17,108
Federal funds sold	1,457	1,457	14,536	14,536
Available-for-sale investment securities	185,718	185,718	84,373	84,373
Held-to-maturity investment securities	7,040	6,700	—	—
Loans, net	477,015	482,819	337,241	342,638
Bank owned life insurance	10,808	10,808	6,723	6,723
FHLB stock	3,140	3,140	2,022	2,022
Accrued interest receivable	3,710	3,710	2,324	2,324

Financial liabilities:
Deposits	$635,058	$638,359	$402,562	$404,147
Short-term borrowings	6,368	6,368	20,000	20,000
Long-term debt	19,000	19,740	—	—
Junior subordinated deferrable interest debentures	5,155	5,155	—	—
Accrued interest payable	718	718	680	680

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

3.             FAIR VALUE MEASUREMENTS (Continued)

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

The following methods and assumptions were used to estimate the fair value of financial instruments.  For cash and due from banks, Federal funds sold, variable-rate loans, bank owned life insurance, accrued interest receivable and payable, FHLB stock, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value.  For investment securities, fair values are based on quoted market prices, quoted market prices for similar securities and indications of value provided by brokers.  The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities.  The fair value of long-term debt and subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

Fair Value Measurements under SFAS 157

On January 1, 2008, the Company adopted FASB Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement.  Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

In October 2008, the FASB issued FSP Financial Accounting Standard No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP was effective immediately and clarifies the application of FASB Statement No. 157, Fair Value Measurements and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.             FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements under SFAS 157 (Continued)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring and non recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements
		at December 31, 2008, Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
	Fair Value	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial assets and liabilities measured on a recurring basis:
Available-for-sale investment securities	$185,718	$3,297	$166,257	$16,164

Financial assets and liabilities measured on a non-recurring basis:
Impaired loans	$15,750	$—	$15,750	$—

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.             FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements under SFAS 157 (Continued)

The fair value of available-for-sale investment securities is based on quoted market prices, if available, or on market price determinations from third party evaluation vendors utilizing available trade, bid and other market information and through processes such as benchmark curves, benchmarking to like securities, sector groupings and matrix pricing.  The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Available-for-
Sale Investment
Securities
Year Ended
December 31,
2008
(in thousands)

Beginning balance	$9,011
Total gains or losses (realized/unrealized):
Included in earnings	3
Included in other comprehensive income	457
Purchases, sales and principal payments, net	6,693

Ending balance	$16,164

4.             INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2008 and 2007 consisted of the following:

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale Securities	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$12,745	$116	$(1)	$12,860
Obligations of states and political subdivisions	56,961	2,469	(808)	58,622
U.S. Government agencies collateralized by mortgage obligations	44,967	813	(23)	45,757
Other securities	70,732	4,069	(6,322)	68,479

	$185,405	$7,467	$(7,154)	$185,718

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.             INVESTMENT SECURITIES (Continued)

2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Held-to-Maturity Securities	Cost	Gains	Losses	Value
(In thousands)
Other debt securities	$7,040	$—	$(340)	$6,700

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale Securities	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Government agencies	$8,496	$4	$(10)	$8,490
Obligations of states and political subdivisions	25,736	323	(77)	25,982
U.S. Government agencies collateralized by mortgage obligations	46,088	275	(239)	46,124
Other securities	3,819	—	(42)	3,777

	$84,139	$602	$(368)	$84,373

Investment securities with unrealized losses at December 31, 2008 and 2007 are summarized and classified according to the duration of the loss period as follows:

	2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-Sale Securities

Debt securities:
U.S. Government agencies	$2,277	$(1)	$—	—	$2,277	$(1)
Obligations of states and political subdivisions	15,061	(808)	—	—	15,061	(808)
U.S. Government agencies collateralized by mortgage obligations	7,264	(17)	1,063	(6)	8,327	(23)
Other securities	39,644	(6,173)	2,118	(149)	41,762	(6,322)

	$64,246	$(6,999)	$3,181	$(155)	$67,427	$(7,154)

Held-to-Maturity Securities

Other debt securities	$6,700	$(340)	$—	$—	$6,700	$(340)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.             INVESTMENT SECURITIES (Continued)

	2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-Sale Securities

Debt securities:
U.S. Government agencies	$—	$—	$3,990	$(10)	$3,990	$(10)
Obligations of states and political subdivisions	5,057	(25)	6,903	(52)	11,960	(77)
U.S. Government agencies collateralized by mortgage obligations	20,553	(153)	6,721	(86)	27,274	(239)
Other securities	—	—	1,458	(42)	1,458	(42)

	$25,610	$(178)	$19,072	$(190)	$44,682	$(368)

U.S. Government Agencies

At December 31, 2008, the Company held 23 U.S. Government agency securities of which four were in a loss position and had been in a loss position for less than 12 months.  The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

Obligations of States and Political Subdivision

At December 31, 2008, the Company held 156 obligations of states and political subdivision securities of which 36 were in a loss position for less than 12 months.  The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.             INVESTMENT SECURITIES (Continued)

U.S. Government Agencies Collateralized by Mortgage Obligations

At December 31, 2008, the Company held 137 U.S. Government agency securities collateralized by mortgage obligation securities of which 17 were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for twelve months or more.  The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate changes.  The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

Other Securities

At December 31, 2008, the Company’s other securities consist of 72 investments in residential mortgage backed debt securities, corporate debt securities, and marketable equity securities, of which 37 were in a loss position for less than 12 months and two were in a loss position and had been in a loss position for more than 12 months.  The unrealized losses on the Company’s other securities were caused by interest rate changes and illiquidity in certain markets.  Based on the Company’s evaluation and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

Net unrealized gains on available-for-sale investment securities totaling $313,000 and $234,000 are recorded net of $125,000 and $94,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2008 and 2007, respectively.

Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $12,327,000 and $165,000, respectively, for the year ended December 31, 2008.  Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $15,700,000 and $63,000, respectively, for the year ended December 31, 2007.  Proceeds and gross realized gains from sales or calls of available-for-sale investment securities totaled $16,559,000 and $123,000, respectively, for the year ended December 31, 2006.

There were no sales or transfers of held-to-maturity investment securities for the year ended December 31, 2008.  The Company did not have any held-to-maturity securities in 2007 or 2006.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.                                      INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Within one year	$1,380	$1,379	$—	$—
After one year through five years	1,606	1,633	—	—
After five years through ten years	15,929	16,443	—	—
After ten years	50,791	52,027	—	—

	69,706	71,482	—	—

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	44,967	45,757	—	—
Other securities	70,732	68,479	7,040	6,700

	$185,405	$185,718	$7,040	$6,700

Investment securities with amortized costs totaling $111,851,000 and $39,206,000 and fair values totaling $111,922,000 and $39,326,000 were pledged to secure public deposits, other contractual obligations and short-term borrowings at December 31, 2008 and 2007, respectively.

5.                                      LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Commercial:
Commercial	$129,563	$92,613
Agricultural land and production	32,408	32,167

Total commercial	161,971	124,780

Real estate:
Owner occupied	113,414	76,808
Real estate — construction and other land loans	57,923	48,593
Commercial real estate	64,358	43,334
Other	38,060	17,406

Total real estate	273,755	186,141

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.                                      LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

	December 31,
	2008	2007
	(In thousands)
Consumer:
Equity lines of credit	$32,874	$24,595
Consumer and installment	14,993	5,742
Other	863	458

Total consumer	48,730	30,795

Deferred loan fees, net	(218)	(588)

Total gross loans	484,238	341,128

Allowance for credit losses	(7,223)	(3,887)

Total loans	$477,015	$337,241

At December 31, 2008 and 2007, loans originated under Small Business Administration (SBA) programs totaling $29,321,000 and $28,961,000, respectively, were included in the real estate and commercial categories.

Salaries and employee benefits totaling $285,000, $326,000 and $388,000 have been deferred as loan origination costs for the years ended December 31, 2008, 2007 and 2006, respectively.

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Balance, beginning of year	$3,887	$3,809	$3,339
Provision charged to operations	1,290	480	800
Losses charged to the allowance	(851)	(481)	(721)
Recoveries	111	79	391
Allowance from merger with Service 1st	2,786	—	—

Balance, end of year	$7,223	$3,887	$3,809

At December 31, 2008 and 2007, the recorded investment in impaired loans was $15,750,000 and $179,000, respectively.  There were no loans considered to be impaired at December 31, 2006.  The Company had $125,000 of specific allowance for loan losses on impaired loans at December 31, 2008.  There was no required valuation allowance for impaired loans at December 31, 2007.  The average outstanding balance of impaired loans for the years ended December 31, 2008 and 2007 was $2,724,000 and $113,000, respectively, and no income was recognized as interest income on a cash basis in either year.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.                                      LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

At December 31, 2008, nonaccrual loans totaled $15,750,000 and interest foregone on nonaccrual loans totaled $371,000 for the year then ended.  At December 31, 2007, nonaccrual loans totaled $179,000 and interest foregone on nonaccrual loans totaled $8,000 for the year then ended.  There were no loans on nonaccrual at December 31, 2006 or interest foregone on nonaccrual loans for the year then ended.  There were no accruing loans past due 90 days or more at December 31, 2008, 2007 or 2006.

Included in the impaired and nonaccrual loans above are two loans in the amount of $1,703,000 that were considered to be troubled debt restructurings at December 31, 2008.  There are no outstanding commitments to lend additional funds to either of these borrowers.

6.                                      BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Land	$580	$580
Buildings and improvements	3,087	3,074
Furniture, fixtures and equipment	6,408	5,316
Leasehold improvements	3,236	2,331

	13,311	11,301
Less accumulated depreciation and amortization	(6,411)	(5,534)

	$6,900	$5,767

Depreciation and amortization included in occupancy and equipment expense totaled $1,028,000, $935,000 and $948,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

7.                                      DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Savings	$21,232	$19,298
Money market	154,931	90,402
NOW accounts	84,802	53,114
Time, $100,000 or more	108,254	61,197
Time, under $100,000	103,733	50,431

	$472,952	$274,442

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.                                      DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending
December 31,

2009	$192,352
2010	8,740
2011	1,256
2012	3,131
2013	1,539
Thereafter	4,969

$211,987

Interest expense recognized on interest-bearing deposits consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Savings	$65	$98	$106
Money market	2,098	2,621	2,467
NOW accounts	214	347	56
Time certificates of deposit	3,963	4,828	3,581

	$6,340	$7,894	$6,210

8.                                      BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (FHLB) of San Francisco at December 31, 2008 and 2007 consisted of the following:

2008			2007
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
(Dollars in thousands)			(Dollars in thousands)

$5,000	2.73%	February 5, 2010	$10,000	4.37%	January 10, 2008
5,000	3.00%	February 7, 2011	10,000	4.49%	January 9, 2008
5,000	3.10%	February 14, 2011	—
4,000	3.59%	February 12, 2013	—

19,000			20,000

—	Less short-term portion		(20,000)	Less short-term portion

$19,000	Long-term debt		$—	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $54,350,000 and $24,231,000 and market values totaling $52,783,000 and $24,203,000 at December 31, 2008 and 2007, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.                                      BORROWING ARRANGEMENTS (Continued)

Lines of Credit

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $39,000,000 and $18,000,000 at December 31, 2008 and 2007, respectively, at interest rates which vary with market conditions.  The Bank also had a line of credit with the Federal Reserve Bank of San Francisco at December 31, 2008 and 2007 which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $1,885,000 and $2,032,000 and market values totaling $1,929,000 and $2,057,000, respectively.  At December 31, 2008, the Bank had $6,368,000 in outstanding short-term borrowings under these lines of credit and none outstanding at December 31, 2007.

Temporary Liquidity Guarantee Program

The Company is eligible to issue certain debt that is backed by the full faith and credit of the U.S. Government, up to a limit of $9,424,000, under the Federal Deposit Insurance Corporation’s Temporary Guarantee Program.  Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program.  The Company will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program.  At December 31, 2008, the Company had no borrowings under this debt guarantee program.

9.                                      JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2008, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

The Trust used the proceeds from the sale of the trust preferred securities to purchase approximately $5,155,000 in aggregate principal amount of Service 1st’s junior subordinated notes (the Notes).  The Notes bear interest at the same variable interest rate during the same quarterly periods as the trust preferred securities.  The Notes are redeemable by the Company on any January 7, April 7, July 7, or October 7 on or after October 7, 2011 or at any time within 90 days following the occurrence of certain events, such as: (i) a change in the regulatory capital treatment of the Notes (ii) in the event the Trust is deemed an investment company or (iii) upon the occurrence of certain adverse tax events.  In each such case, the Company may redeem the Notes for their aggregate principal amount, plus any accrued but unpaid interest.

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.                                      JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2008, the rate was 6.42%.  Interest expense recognized by the Company for the year ended December 31, 2008 was $46,000.

10.                               INCOME TAXES

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Federal	State	Total
	(In thousands)
2008

Current	$1,851	$556	$2,407
Deferred	108	(163)	(55)

Provision for income taxes	$1,959	$393	$2,352

2007

Current	$2,982	$588	$3,570
Deferred	(265)	(138)	(403)

Provision for income taxes	$2,717	$450	$3,167

2006

Current	$3,135	$1,001	$4,136
Deferred	(680)	(158)	(838)

Provision for income taxes	$2,455	$843	$3,298

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.                               INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Allowance for credit losses	$3,766	$1,542
Other reserves	116	116
Bank premises and equipment	490	312
Deferred compensation	3,493	2,056
Future benefit of state tax	203	231
Share-based compensation	—	68
Mark to market adjustment for HTM	1,218	—
Impairment charges carryover from merger	1,453	—
NOL carryover from merger	2,184	—
Unrealized loss on available-for-sale investment securities	1,246	—

Total deferred tax assets	14,169	4,325

Deferred tax liabilities:
Other accruals	(844)	(212)
Loan origination costs	(61)	(263)
Finance leases	(2,040)	(80)
Future liability of State deferred tax asset	(840)	(257)
Unrealized gain on available-for-sale investment securities	(125)	(94)
Share-based compensation	(232)	—
Core deposit intangible	(908)	(384)

Total deferred tax liabilities	(5,050)	(1,290)

Net deferred tax assets	$9,119	$3,035

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	3.4%	3.1%	7.2%
Tax exempt investment security income, net	(4.7)%	(2.9)%	(3.2)%
Bank owned life insurance, net	(1.4)%	(0.8)%	(3.5)%
Other	0.1%	0.1%	(2.2)%

Effective tax rate	31.4%	33.5%	32.3%

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.                               INCOME TAXES (Continued)

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.  With few exceptions, the Company is no longer subject to the examination by federal taxing authorities for the years ended before December 31, 2005 and by state and local taxing authorities for the years ended before December 31, 2004.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows: (in thousands):

Balance at January 1, 2008	$179
Additions based on tax positions related to the current year	50
Additions for tax positions of prior years	12
Reductions for tax positions of prior years	(79)

Balance at December 31, 2008	$162

During the year ended December 31, 2008, the Company did not recognize any interest and penalties related to uncertain tax positions.  During the year ended December 31, 2007, the Company recognized and accrued $22,000 in interest and penalties.

11.                               COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $1,244,000, $1,047,000 and $724,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending
December 31,

2009	$1,746
2010	1,597
2011	1,527
2012	1,370
2013	1,330
Thereafter	6,664

$14,234

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The amount of such reserve balances required at December 31, 2008 and 2007 was $25,000 and $1,327,000, respectively.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.                               COMMITMENTS AND CONTINGENCIES (Continued)

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $106,738 at December 31, 2008.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2008	2007
	(In thousands)

Commitments to extend credit	$158,896	$134,669
Standby letters of credit	$1,554	$969

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2008 and 2007.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2008, commercial loan commitments represent approximately 57.7% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 32.2% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 10.1% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.                               COMMITMENTS AND CONTINGENCIES (Continued)

Concentrations of Credit Risk

At December 31, 2008, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 96.8% of the Bank’s loans were commercial and real-estate-related, representing 33.5% and 63.3% of total loans, respectively.

At December 31, 2007, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans.  At that date, approximately 98.4% of the Bank’s loans were commercial and real-estate-related, representing 36.6% and 61.8% of total loans, respectively.

Management believes the loans within these concentrations have no more than the typical risks of collectibility.  However, in light of the current economic environment, additional declines in the performance of the economy in general or a continued decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility, increase the level of real-estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Contingencies

Regent Hotel Litigation

On May 1, 2008, Regent Hotel, LLC (“Regent”) filed a lawsuit in the Superior Court of California, County of Sacramento (the “Regent Litigation”).  Regent Hotel, LLC, a California limited liability company and subsidiary of Regent Development, Inc., a California corporation, filed the Regent Litigation naming as defendants First Bank, as the lead bank in a loan participation, and East West Bank and S1 Bank, which was acquired by the Bank on November 13, 2008, which are participating in the loan.  Regent claims that First Bank refused to fund a construction loan draw request and that East West Bank and S1 Bank interfered in the relationship between Regent and First Bank which affected the decision by First Bank not to fund the draw request.  Through its acquisition of S1 Bank, the Bank is a 9.915% participant in the amount of approximately $4,000,000.  Regent has filed for Chapter 11 bankruptcy.  The suit asks for actual and punitive damages in excess of $10,000,000.  In addition, certain contractors have filed mechanics liens against Regent, under which S1 Bank has been named in the complaint.  These complaints have been removed to the bankruptcy court.

The Company believes that the suit is without merit, and intends to defend its position vigorously.  Additionally, included in the merger consideration paid by the Company to acquire Service 1st, $3,500,000 was placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.

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

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.                               SHAREHOLDERS’ EQUITY

Regulatory Capital

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC.  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table on the following page.  The most recent notification from the FDIC categorized the Bank as well capitalized under these guidelines.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2008 and 2007.  There are no conditions or events since those notifications that management believes have changed those categories.

	2008		2007
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$54,519	8.67%	$44,238	9.43%
Minimum regulatory requirement	$25,148	4.00%	$18,758	4.00%

Central Valley Community Bank	$51,296	8.18%	$42,202	9.00%
Minimum requirement for “Well-Capitalized” institution	$31,360	5.00%	$23,438	5.00%
Minimum regulatory requirement	$25,088	4.00%	$18,751	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$54,519	9.33%	$44,238	11.65%
Minimum regulatory requirement	$23,374	4.00%	$15,188	4.00%

Central Valley Community Bank	$51,296	8.81%	$42,202	11.12%
Minimum requirement for “Well-Capitalized” institution	$34,934	6.00%	$22,773	6.00%
Minimum regulatory requirement	$23,289	4.00%	$15,182	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$61,742	10.57%	$48,125	12.67%
Minimum regulatory requirement	$46,748	8.00%	$30,376	8.00%

Central Valley Community Bank	$58,519	10.05%	$46,089	12.14%
Minimum requirement for “Well-Capitalized” institution	$58,223	10.00%	$37,954	10.00%
Minimum regulatory requirement	$46,579	8.00%	$30,363	8.00%

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.                               SHAREHOLDERS’ EQUITY (Continued)

Dividends

On February 20, 2008, the Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of March 11, 2008, payable on March 31, 2008.  On July 19, 2007, the Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 8, 2007, payable on August 24, 2007.  The Company did not pay any cash dividends in 2006.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2008, retained earnings of $8,592,000 were free of such restrictions.  Dividends on common stock in 2009 will also be limited without the prior approval of the United States Treasury due to the Company’s participation in the Capital Purchase Program — see Note 19.

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

No shares were repurchased under a repurchase plan during 2008.  In 2008, the Company repurchased 5,436 shares of common stock from shareholders who perfected their dissenters’ rights related to the acquisition of Service 1st at an average price of $10.30 for a total cost of $56,000.  During 2007, under all three plans, the Company repurchased 186,800 shares of common stock at an average price of $14.49 for a total cost of $2,707,000.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.                               SHAREHOLDERS’ EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)
Basic Earnings Per Share:

Net income	$5,139	$6,280	$6,911

Weighted average shares outstanding	6,212,199	5,990,812	5,978,314

Net income per share	$0.83	$1.05	$1.16

Diluted Earnings Per Share:

Net income	$5,139	$6,280	$6,911

Weighted average shares outstanding	6,212,199	5,990,812	5,978,314
Effect of dilutive stock options	257,037	376,438	500,595

Weighted average shares of common stock and common stock equivalents	$6,469,236	6,367,250	6,478,909

Net income per diluted share	$0.79	$0.99	$1.07

13.                               SHARE-BASED COMPENSATION

On December 31, 2008, the Company had three share-based compensation plans, which are described below.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 793,881 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 10,936 remain reserved for future grants as of December 31, 2008.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.                               SHARE-BASED COMPENSATION (Continued)

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 30,000 shares reserved for issuance for options already granted to employees and 446,000 remain reserved for future grants as of December 31, 2008.  The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

In December 2008, the Company cancelled options to purchase 90,550 shares of the Company’s common stock previously granted from the 2000 Plan on October 17, 2007 and options to purchase 15,000 shares of the Company’s common stock previously granted from the 2005 Plan on October 1, 2007 and on December 17, 2008 granted options to purchase 90,550 shares of the Company’s common stock from the 2000 Plan and options to purchase 15,000 shares of the Company’s common stock from the 2005 Plan at an exercise price of $6.70, the fair market value on the grant date. Also, from the 2005 Plan, new options to purchase 15,000 shares of the Company’s common stock were granted in 2008 at an exercise price of $6.70.

In 2007, options to purchase 78,900 shares of the Company’s common stock were granted at an exercise price of $12.00 from the 2000 Plan.  From the 2005 Plan, options to purchase 15,000 shares of the Company’s common stock were granted in 2007 at an exercise price of $12.20.

For the years ended December 31, 2008, 2007 and 2006, the compensation cost recognized for stock option compensation was $100,000, $221,000 and $163,000, respectively.  The recognized tax benefit for stock option compensation expense was $50,000, $42,000 and $21,000 for 2008, 2007 and 2006, respectively.  As of December 31, 2008, there was $710,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of three years.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the combined activity of the Plans for the years ended December 31, 2008 and 2007 follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
	(Dollars in thousands, except per share amounts)

Options outstanding at January 1, 2007	899,834	$6.45

Options granted	187,800	$13.15
Options exercised	(124,460)	$4.55
Options canceled	(101,340)	$14.69

Options outstanding at December 31, 2007	861,834	$7.22	4.77	$3,712

Options vested or expected to vest at December 31, 2007	821,138	$6.92	6.71	$3,541

Options exercisable at December 31, 2007	662,324	$5.64	3.68	$3,689

Options outstanding at January 1, 2008	861,834

Options granted	120,550	$6.70
Options exercised	(44,003)	$4.71
Options canceled	(114,400)	$12.10

Options outstanding at December 31, 2008	823,881	$6.60	4.03	$990

Options vested or expected to vest at December 31, 2008	799,710	$6.50	4.95	$990

Options exercisable at December 31, 2008	673,381	$6.03	3.18	$990

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.                               SHARE-BASED COMPENSATION (Continued)

The weighted-average grant-date fair value of options granted during 2008, 2007 and 2006 was $2.00, $5.49 and $4.34, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2008, 2007 and 2006 was $142,000, $962,000 and $1,900,000, respectively.

Cash received from options exercised for the years ended December 31, 2008, 2007 and 2006 was $207,000, $565,000 and $735,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $57,000, $395,000 and $451,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $710,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1992, 2000 and 2005 Plans.  The cost is expected to be recognized over a weighted average period of 3.0 years.  The total fair value of options vested was $295,000 and $168,000 for the years ended December 31, 2008 and 2007, respectively.

14.          OTHER EXPENSES

Other expenses consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Data processing	$848	$847	$816
Advertising	500	481	452
Merger expenses	447	—	—
Audit and accounting fees	390	382	317
Regulatory assessments	330	109	112
Amortization of core deposit intangible	231	214	214
Legal fees	141	112	300
Other expenses	3,621	3,507	3,038

	$6,508	$5,652	$5,249

15.          EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $157,000, $260,000 and $300,000 the profit sharing plan in 2008, 2007 and 2006, respectively.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.                               EMPLOYEE BENEFITS (Continued)

401(k) and Profit Sharing Plan (Continued)

Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2008, 2007 and 2006, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2008, 2007 and 2006, the Bank made matching contributions totaling $254,000, $241,000 and $232,000, respectively.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors and a former key executive with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (8.25% at December 31, 2008).  At December 31, 2008 and 2007, the total net deferrals included in accrued interest payable and other liabilities were $1,776,000 and $1,598,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  During 2006, the Company recognized a gain of $625,000 from the proceeds of one of the life insurance policies.  The cash surrender value of the policies totaled $2,909,000, $2,813,000 and $2,720,000 at December 31, 2008, 2007 and 2006, respectively.  The current annual tax-free interest rates on these policies is 5.6%.  Income recognized on these policies, excluding the gain noted above and net of related expenses, for the years ended December 31, 2008, 2007 and 2006 was $99,000, $93,000 and $131,000, respectively.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date based on a discount rate of 6.00%.  The expense recognized under these plans for the years ended December 31, 2008, 2007 and 2006 totaled $389,000, $367,000 and $1,000,000, respectively.  Accrued compensation payable under the salary continuation plan totaled $2,865,000 and $2,623,000 at December 31, 2008 and 2007, respectively.  On January 1, 2008, the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements, and recorded a liability of $316,000 for the future benefits or premiums to be provided to the participants with a corresponding reduction as a cumulative-effect adjustment to retained earnings.

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $4,064,000 and $3,910,000 at December 31, 2008 and 2007, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2008, 2007 and 2006 totaled $157,000, $133,000 and $117,000, respectively.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.                               EMPLOYEE BENEFITS (Continued)

Salary Continuation Plans (Continued)

In connection with the merger with Service 1st Bank, the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st.  The liability relates to change in control benefits associated with Service 1st’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2008, the total amount of the liability was $1,606,000.  Expense recognized by the Bank in 2008 associated with these plans was $5,000.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired with the merger.  These single premium life insurance policies had cash surrender values totaling $3,835,000 at December 31, 2008.  Income recognized on these policies, net of related expenses, for the year ended December 31, 2008 was $12,000.

16.                               LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2008	$844

Disbursements	502
Amounts repaid	(555)

Balance, December 31, 2008	$791

Undisbursed commitments to related parties, December 31, 2008	$1,256

17.                               COMPREHENSIVE INCOME

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

At December 31, 2008, 2007 and 2006, the Company held securities classified as available-for-sale which had net unrealized gains or losses as follows:

	Before	Tax	After
	Tax	Expense	Tax
		(In thousands)
For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding losses	$244	$(97)	$147
Less reclassification adjustment for net gains included in net income	165	(66)	99

Total other comprehensive income	$79	$(31)	$48

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.                               COMPREHENSIVE INCOME (Continued)

	Before	Tax	After
	Tax	Expense	Tax
		(In thousands)

For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$493	$(198)	$295
Less reclassification adjustment for net gains included in net income	64	(26)	38

Total other comprehensive income	$429	$(172)	$257

For the Year Ended December 31, 2006

Other comprehensive income:
Unrealized holding gains	$773	$(309)	$464
Less reclassification adjustment for net gains included in net income	123	(49)	74

Total other comprehensive income	$650	$(260)	$390

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands)

	2008	2007

ASSETS

Cash and cash equivalents	$1,087	$1,455
Investment in subsidiary	77,307	52,158
Other assets	2,381	675

Total assets	$80,778	$54,288

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$—
Other liabilities	248	94

Total liabilities	5,403	94

Shareholders’ equity:
Common stock	30,479	13,571
Retained earnings	44,708	40,483
Accumulated other comprehensive income, net of taxes	188	140

Total shareholders’ equity	75,375	54,194

Total liabilities and shareholders’ equity	$80,778	$54,288

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006

Income:
Dividends declared by subsidiary - eliminated in consolidation	$6,100	$3,600	$1,000
Other income	2	1	1

Total income	6,102	3,601	1,001

Expenses:
Interest on junior subordinated deferrable interest debentures	46	—	—
Professional fees	104	104	72
Other expenses	231	281	516

Total expenses	381	385	588

Income before equity in undistributed income of subsidiary	5,721	3,216	413

Equity in undistributed net income of subsidiary, net of distributions	(692)	2,942	6,342

Income before income tax benefit	5,029	6,158	6,755

Income tax benefit	110	122	156

Net income	$5,139	$6,280	$6,911

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.                               PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$5,139	$6,280	$6,911
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	692	(2,942)	(6,342)
Stock-based compensation	100	221	163
Tax benefit from exercise of stock options	(57)	(395)	(451)
Decrease in other assets	265	492	430
(Decrease) increase in other liabilities	116	(108)	132
Provision for deferred income taxes	—	22	(134)

Net cash provided by operating activities	6,255	3,570	709

Cash flows (used in) provided by investing activities:
Investment in subsidiary	(6,233)	—	22

Cash flows from financing activities:
Repayments of borrowings from other financial institution	—	(1,250)	(1,250)
Share repurchase and retirement	(56)	(2,707)	(395)
Proceeds from exercise of stock options	207	565	735
Tax benefit from exercise of stock options	57	395	451
Cash dividends paid	(598)	(595)	—

Net cash used in financing activities	(390)	(3,592)	(459)

(Decrease) increase in cash and cash equivalents	(368)	(22)	272

Cash and cash equivalents at beginning of year	1,455	1,477	1,205

Cash and cash equivalents at end of year	$1,087	$1,455	$1,477

Cash paid during the year for interest expense	$—	$67	$161

Non-cash investing activities:
Net change in unrealized gain (loss) on available-for-sale investment securities	$79	$429	$650
Fair market value of common stock issued in acquisition of subsidiary	$16,600	$—	$—

Non-cash financing activities:
Tax benefit from stock options exercised	$57	$395	$451

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.                               SUBSEQUENT EVENT

Capital Purchase Program — Troubled Asset Relief Program

On January 30, 2009, the Company entered into a Letter Agreement (the Purchase Agreement) with the United States Department of the Treasury (the Treasury), pursuant to which the Company issued and sold (i) 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (the Series A Preferred Stock) and (ii) a warrant (the Warrant) to purchase 158,133 shares of the Company’s common stock, no par value, (the Common Stock) for an aggregate purchase price of $7,000,000 in cash.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Company after three years.  Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a Qualified Equity Offering).

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to antidilution adjustments, equal to $6.64 per share of the Common Stock.

If the Company receives aggregate gross cash proceeds of not less than $7,000,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one half of the original number of shares, taking into account all adjustments, underlying the Warrant.  Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Upon the request of the Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Preferred Stock may be deposited and depositary shares (the Depositary Shares) representing fractional shares of the Preferred Stock, may be issued.  The Company has agreed to register the Series A Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the Warrant Shares), and Depository Shares, as soon as practicable after the date of the issuance of the Series A Preferred Stock and the Warrant in accordance with the terms of the Purchase Agreement.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock or December 31, 2009.

The Series A Preferred Stock shall be non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Series A Preferred Stock, (ii) any amendment to the rights of the Series A Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Series A Preferred Stock.

If dividends on the Series A Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series A Preferred Stock will have the right to elect 2 directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.                               SUBSEQUENT EVENT (Continued)

Capital Purchase Program — Troubled Asset Relief Program (Continued)

In the Purchase Agreement, the Company agreed that, until such time as the Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the EESA) as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.  Furthermore, the Purchase Agreement allows the Treasury to unilaterally amend the terms of the agreement.

With respect to dividends on the Company’s common stock, the Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series A Preferred Stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.  Furthermore, for as long as any Series A Preferred Stock is outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking pari passu with the Series A Preferred Stock, or common shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Stock), nor may the Company repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Series A Preferred Stock or common shares, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid,

The Company allocated the proceeds received between the Series A Preferred Stock and the Warrant based on the estimated relative fair value of each.  The fair value of the Warrant was estimated based on a Black-Scholes-Merton model and totaled $460,000.  The discount recorded on the Series A Preferred Stock will be amortized using the level-yield method over five years.

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4 2008	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007

Net interest income	$6,969	$6,023	$5,726	$5,849	$6,224	$6,186	$6,130	$5,968
Provision for credit losses	385	635	135	135	120	120	120	120
Net interest income after provision for credit losses	6,584	5,388	5,591	5,714	6,104	6,066	6,010	5,848
Total non-interest income	1,296	1,382	1,274	1,238	1,168	1,075	1,116	1,159
Total non-interest expense	6,054	4,984	4,966	4,972	4,774	4,864	4,756	4,705
Provision for income taxes	521	572	584	675	865	701	751	850

Net income	$1,305	$1,214	$1,315	$1,305	$1,633	$1,576	$1,619	$1,452

Basic earnings per share	$0.19	$0.20	$0.22	$0.22	$0.27	$0.26	$0.27	$0.24

Diluted earnings per share	$0.19	$0.19	$0.21	$0.21	$0.26	$0.25	$0.25	$0.23

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Central Valley Community Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2008 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

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

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 18, 2009	By:/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle	Date: March 18, 2009
Daniel J. Doyle,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross	Date: March 18, 2009
David A. Kinross,
Senior Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)

Daniel N. Cunningham *	Date: March 18, 2009
Daniel N. Cunningham,
Chairman of the Board and Director

Sidney B. Cox *	Date: March 18, 2009
Sidney B. Cox, Director

Edwin S. Darden *	Date: March 18, 2009
Edwin S. Darden, Director

Steven D. McDonald *	Date: March 18, 2009
Steven D. McDonald, Director

Louis McMurray *	Date: March 18, 2009
Louis McMurray, Director

William S. Smittcamp *	Date: March 18, 2009
William S. Smittcamp, Director

Joseph B. Weirick *	Date: March 18, 2009
Joseph B. Weirick, Director

* By /s/ Daniel J. Doyle	Date: March 18, 2009
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

2.2

Reorganization Agreement and Plan of Merger by and among Central Valley Community Bancorp, Central Valley Community Bank, Service 1st Bancorp, and Service 1st Bank dated as of May 28, 2008 as amended as of August 21, 2008, incorporated by reference to Appendix A to the proxy statement-prospectus contained in the Registration Statement on Form S-4, Registration Statement No. 333-152151, effective date September 9, 2008.

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

3.1.5

Certificate of Determination of Series A Fixed Rate Cumulative Perpetual Preferred Stock, dated January 16, 2009 (incorporated herein by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K dated January 30, 2009).

3.2	Bylaws of the Company as amended to date. (2)

4	N/A

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (3) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (2) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (2) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (2) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (2) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (2) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (2) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (2) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (2) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (2) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (2) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (2) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (2)*

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (2) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (2) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (2) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (2)*

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (2) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (2) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (2) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (2) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (2) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (3) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (3) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (3) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (6) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (6) *

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

10.59	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham effective February 1, 2005. (14)*

10.60	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005. (14)*

10.61	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Tom Sommer effective February 1, 2005. (14)*

10.62	Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn effective February 1, 2005. (14)*

10.63	Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005. (14)*

10.64	Central Valley Community Bancorp 2005 Omnibus Incentive Plan (incorporated by reference from Appendix A to the registrant’s proxy statement filed April 5, 2005. (14)*

10.65	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006.(15)*

10.66	Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006. (15)*

10.67	Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006. (16)*

10.68	Amended and Restated Executive Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006. (16)*

10.69	Amended Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Shirley Wilburn, dated December 31, 2006. (16)*

10.70	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Shirley Wilburn, dated December 31, 2006. (16)*

10.71	Amendment No. 2 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, dated December 20, 2006. (16)*

10.72	Amendment No. 2 To Salary Continuation Agreement by and between Central Valley Community Bank and Gayle Graham, dated December 20, 2006. (16)*

10.73	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007. (16)*

10.74	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007. (16)*

10.75	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Tom Sommer, dated March 1, 2007. (16)*

10.76	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Tom Sommer, dated March 1, 2007. (16)*

10.77	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007. (16)*

10.78	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007. (16)*

10.79	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008.(17)*

10.80	Executive Salary Continuation Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008. (17)*

10.81	Form of Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and David Kinross, Tom Sommer, Lydia Shaw and Gary Quisenberry. (17)*

10.82	Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and Daniel J. Doyle. (17)*

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Management contract and compensatory plans

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 filing herein.