Form 10-K/A
period 2008-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2009-03-31
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 13, 2008 to December 31, 2008

Commission file number:  000-31977

CENTRAL VALLEY COMMUNITY BANCORP
ESCROW FUND*

(Exact name of registrant as specified in its charter)

*The Central Valley Community Bancorp Escrow Fund (“Escrow Fund”) was established for the benefit of Central Valley Community Bancorp (the “Company”) and the former shareholders of Service1st Bancorp (“Service 1st”), in connection with the merger of the Company and Service 1st.

The information set forth in Form 10-K has been included in accordance with the Company’s undertakings in connection with the effectiveness of its registration statement No. 333-152151 on Form S-4 (“Registration Statement”) relating to the merger of the Company and Service 1st.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 5, 2009
[Common Stock, No par value per share]	7,642,280 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Not applicable

ADDITIONAL INFORMATION; INQUIRIES	3

Under the Securities Exchange Act of 1934, Sections 13 and 15 (d), periodic and current reports much be filed with the SEC. We electronically file the following reports with the SEC:	3

• Form 10-K — Annual Report and	3

• Form 8-K — Report of Unscheduled Material Events	3

We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additional shareholder information regarding the Company and our Directors is available on our website: www.cvcb.com. None of the information on or hyperlinked from our website is incorporated into this Report	3

FINANCIAL STATEMENTS OF ESCROW FUND AND NOTES THERETO	3

SIGNATURES	7

ITEMS NOT INCLUDED:

All other items pursuant to Form 10-K have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

ADDITIONAL INFORMATION; INQUIRIES

Under the Securities Exchange Act of 1934, Sections 13 and 15 (d), periodic and current reports much be filed with the SEC.  We electronically file the following reports with the SEC:

•                                          Form 10-K — Annual Report and

•                                          Form 8-K  — Report of Unscheduled Material Events.

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

FINANCIAL STATEMENTS

The following financial statements have been prepared by the Escrow Agent in accordance with generally accepted accounting principles, but have not been audited by the Company’s independent public accountants.

Central Valley Community Bancorp

Escrow Fund Balance Sheet

December 31, 2008

Assets:

Cash	$3,496,179

Total Assets	$3,496,179

Liabilities	—

Capital
Contributions	$3,500,000
Investment results	(3,821)

Total liabilities and capital	$3,496,179

Central Valley Community Bancorp

Escrow Fund Income Statement

For the Period from November 13, 2008 through December 31, 2008

Interest Income	$679
Fees and expenses	4,500
Net loss	$(3,821)

Central Valley Community Bancorp

Escrow Fund Change in Assets

For the Period from November 13, 2008 through December 31, 2008

Contributions	$3,500,000
Investment Results
Interest income	679
Fees and expenses	(4,500)
Ending assets	$3,496,179

NOTES TO CENTRAL VALLEY COMMUNITY BANCORP ESCROW FUND FINANCIAL STATEMENTS

About the Escrow Fund

Central Valley Community Bancorp (the Company) on November 12, 2008 acquired Service 1st Bancorp (Service 1st).  The Company filed a registration statement No. 333-152151 on Form S-4 (the Registration Statement) relating to the merger of the Company and Service 1st.

The Company paid merger consideration to shareholders of Service 1st consisting of 0.682304 of a share of the Company’s common stock (the Share Consideration) and $2.50 cash (the Cash Consideration) for each share of Service 1st common stock.  Additionally under the merger agreement, immediately prior to the merger, Service 1st redeemed its outstanding stock options in exchange for a payment equal to the amount by which the value of the per share merger consideration exceeded the exercise price under each stock option.  A portion of the Cash Consideration payable to the shareholders and options holders of Service 1st (collectively, Former Shareholders) was deposited into an escrow account (the Escrow Fund) to indemnify litigation and credit-related costs in connection with a loan participation agreement.  Upon resolution of the dispute, the Former Shareholders will receive the balance, if any, in the Escrow Fund.  These are the Financial Statements for the Escrow Fund.

During the period in which the Company and Service 1st were negotiating the terms of the merger agreement, but prior to the time the merger agreement was finalized, Service 1st was made party to litigation arising from a loan in which Service 1st holds a $4,000,000 loan participation.  The Company and Service 1st negotiated a $3,500,000 hold back from the Cash Consideration that was otherwise intended to be immediately payable to the Former Shareholders, with the $3,500,000 placed in the Escrow Fund pending the resolution of the litigation.  The Escrow Fund will be used, if necessary, to indemnify the Company and its wholly owned subsidiary, Central Valley Community Bank, from all losses and liabilities that are caused by or arise from or in connection with: (1) the loan participation agreement between Service 1st and First Bank, dated January 3, 2006 (the Loan Participation Agreement); (ii) the loan covered by the Loan Participation Agreement ; and/or (iii) the complaint entitled Regent Hotel, LLC v. First Bank et al. filed in Superior Court of California, County of Sacramento, Case Number 34-2008-00009879 (the Regent Litigation).  Plaintiff Regent Hotel LLC (Regent), a California limited liability company and subsidiary of Regent Development, Inc., a California corporation, filed the Regent Litigation naming as defendants, First Bank in its capacity as the lead bank in a loan participation and East West Bank and Service 1st Bank in their capacities as loan participant banks.  The plaintiff claims that First Bank refused to fund a construction loan draw request and that

East West Bank and Service 1st Bank interfered in the relationship between the plaintiff and First Bank which affected the decision by First Bank not to fund the draw request. Service 1st Bank is a participant to the extent of a 9.915 percentage share equal to $4,000,000 in First Bank’s $40,342,000 construction loan to the plaintiff.  Plaintiff’s prayer for damages includes general, consequential and incidental damages according to proof in an amount in excess of $10 million, punitive damages, pre-judgment interest, costs of suit including reasonable attorneys fees and such other relief as the Court deems just and proper.

As disclosed in the Registration Statement, the $3,500,000 of cash was placed in the Escrow Fund.  As a result of creation of the Escrow Fund, the Cash Consideration immediately payable to the Former Shareholders was reduced from $2.50 per share to $1.14 with $1.36 per share allocated to the Escrow Fund.  The Company, as a result of the merger, has the obligation to pay the pro rata share of the Regent Litigation legal expenses of the lead bank under the loan participation agreement.  It is highly probable that at least some part of this legal expense payment obligation will come out of the Escrow Fund, and, as such, an amount less than $1.36 per share will be distributed to the Former Shareholders upon termination of the Escrow Fund. It is possible that no portion of the cash deposited into the Escrow Fund will ever be distributed to the Former Shareholders.

Robert Block and John Brooks were appointed to execute the Escrow Agreement on behalf of the Former Shareholders of Service 1st and to represent their interests in connection therewith (Former Stakeholder Representatives). US Bank was appointed Escrow Agent and will hold and dispose of the Escrow Fund in accordance with the Escrow Agreement.

Other than the indemnification purposes set forth above, the Escrow Fund has no other purpose, nor will it be used for any ongoing trade or business.  The Company has undertaken to the Securities and Exchange Commission that neither it nor the Escrow Agent will facilitate or encourage trading by any Former Shareholder in the right to receive the balance of the Escrow Fund.

The Escrow Fund will remain in existence until the later of (a) the date upon which the Regent Litigation is resolved completely by written settlement agreement or judgment, and all appeals have been made, heard and finally decided and/or all applicable time periods for appeals have expired, and (b) either (i) the date upon which all amounts owed under the Participation Agreement are irrevocably received by the Company or (ii) the date that is six (6) months immediately following any revision to the Loan by written agreement between the parties thereto provided that all required payments are made by the borrower during such six (6)-month period.

Upon termination of the Escrow, all remaining Escrow Funds shall be distributed to the former holders of Service 1st Non-Dissenting Shares and the former holders of Service 1st In-the-Money Company Stock Options in an amount for each share of Company Common Stock or In-the-Money Company Stock Option, as the case may be, held by such person at the time of the merger equal to such remaining Escrow Funds divided by the sum of (y) the total number of Non-Dissenting Shares and (z) the total number of In-the-Money Company Stock Options at the time of the merger; provided, however, that under no circumstances shall the total amount paid to a Service 1st Option Holder relative to a Service 1st Stock Option exceed the amount by which the value of the Per Share Merger Consideration exceeds the exercise price in respect to such Service 1st Stock Option.

During the period from November 13, 2008 through December 31, 2008, the Escrow Agent took no actions with respect to the Escrow Fund.

Status of Regent Hotel Litigation

On May 1, 2008, Regent Hotel, LLC filed a lawsuit in the Superior Court of California, County of Sacramento.  Regent Hotel, LLC, a California limited liability company and subsidiary of Regent Development, Inc., a California corporation, filed the Regent Litigation naming as defendants First Bank, as the lead bank in a loan participation, and East West Bank and Service 1st Bank, which was acquired by the Company on November 13, 2008, which are participating in the loan.  Regent claims that First Bank refused to fund a construction loan draw request and that East West Bank and S1 Bank interfered in the relationship between Regent and First Bank which affected the decision by First Bank not to fund the draw request.  Through its acquisition of Service 1st, the Company is a 9.915% participant in the amount of approximately $4,000,000.  Regent has filed for Chapter 11 bankruptcy.  The suit asks for actual and punitive damages in excess of $10,000,000.  In addition, certain contractors have filed mechanics liens against Regent, under which Service 1st Bank has been named in the complaint.  These complaints have been removed to the bankruptcy court.

Reporting to Former Shareholders

The Company has undertaken to provide Former Shareholders information with respect to the Escrow Fund, as a result of which the Company will:

(1)  file annual reports under cover of Form 10-K using the Company’s file number, which will include disclosure showing the assets and liabilities of the Escrow Fund at the end of each calendar year and the receipts and disbursements of the Escrow Fund for the period (the “fund reporting”). The fund reporting will also describe the changes in the Escrow Fund’s assets during the reporting period and the actions taken by the Escrow Agent during the period with respect to the Escrow Fund. The financial statements contained in the fund reporting will be prepared in accordance with generally accepted accounting principles; however, it is not contemplated that the financial statements will be audited by independent public accountants.  Such reports will include certifications equivalent to those provided by a chief executive officer and chief financial officer in connection with filings on Form 10-K;

(2)  file with the Commission a report under cover of Form 8-K whenever a material event relating to the Escrow Fund’s assets has occurred; and

(3)   mail a copy of each such report shall be sent to the Former Shareholders at their addresses as shown in the Company’s records at the time such report on Form 10-K or Form 8-K is filed with the Commission.

Subsequent Event

On March 30, 2009, the Company’s banking subsidiary, Central Valley Community Bank (CVCB Bank) entered into an Assignment of Participation Agreement and Settlement and Release Agreement (the Settlement Agreement) with First Bank, a Missouri corporation (First Bank) in connection with the Regent Litigation.  Under the Settlement Agreement, First Bank has obtained from CVCB Bank, all of CVCB Bank’s rights under the Loan Participation Agreement in consideration of (a) the payment of $2,615,000 and (b) First Bank’s agreement to indemnify and hold the Company, CVCB Bank and its affiliates harmless from any and all future losses related to the Regent Litigation and to the Loan Participation Agreement.

As a result of the Settlement Agreement, CVCB Bank expects to make the following claims against the Escrow Fund:

1.  Approximately $871,000, representing the difference between the outstanding principal balance under the Loan Participation Agreement of approximately $3,486,000 and the Settlement Agreement payment amount of $2,615,000;

2.  Approximately $154,000, representing uncollected accrued interest under the Loan Participation Agreement; and

3.  An as yet unquantified amount of unreimbursed legal expenses.

The Escrow Fund will remain in place until the conditions for termination of the Escrow Fund, as more fully described in the Escrow Agreement, have been satisfied.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date: March 31, 2009	By:/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)