Form 10-Q
period 2009-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2009-05-13
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 11, 2009 there were 7,642,280 shares of the registrant’s common stock outstanding

CENTRAL VALLEY COMMUNITY BANCORP

2009 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	March 31, 2009	December 31, 2008

ASSETS
Cash and due from banks	$13,660	$18,061
Federal funds sold	25,734	1,457
Total cash and cash equivalents	39,394	19,518
Available-for-sale investment securities (Amortized cost of $176,171 at March 31, 2009 and $185,405 at December 31, 2008)	173,767	185,718
Held-to-maturity investment securities, at amortized cost	6,314	7,040
Loans, less allowance for credit losses of $7,666 at March 31, 2009 and $7,223 at December 31, 2008	479,944	477,015
Bank premises and equipment, net	6,673	6,900
Other real estate owned	2,550	—
Bank owned life insurance	10,905	10,808
Federal Home Loan Bank stock	3,140	3,140
Goodwill	23,773	23,773
Core deposit intangibles	1,923	2,026
Accrued interest receivable, intangibles and other assets	18,578	16,775
Total assets	$766,961	$752,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$151,470	$162,106
Interest bearing	487,606	472,952
Total deposits	639,076	635,058
Short-term borrowings	15,000	6,368
Long-term borrowings	14,000	19,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	11,683	11,757
Total liabilities	684,914	677,338
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference authorized - 10,000,000 shares; Issued and outstanding - 7,000 shares and none at March 31, 2009 and December 31, 2008	6,555	—
Common stock, no par value; 80,000,000 authorized; Issued and outstanding - 7,642,280 at March 31, 2009 and December 31,2008	31,016	30,479
Retained earnings	45,918	44,708
Accumulated other comprehensive income (loss), net of tax	(1,442)	188
Total shareholders’ equity	82,047	75,375
Total liabilities and shareholders’ equity	$766,961	$752,713

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
(In thousands except per share amounts)	2009	2008
INTEREST INCOME:
Interest and fees on loans	$7,540	$6,485
Interest on Federal funds sold	11	71
Interest and dividends on investment securities:
Taxable	2,211	904
Exempt from Federal income taxes	707	229
Total interest income	10,469	7,689
INTEREST EXPENSE:
Interest on deposits	1,782	1,676
Interest on junior subordinated deferrable interest debentures	41	—
Other	161	164
Total interest expense	1,984	1,840
Net interest income before provision for credit losses	8,485	5,849
PROVISION FOR CREDIT LOSSES	1,917	135
Net interest income after provision for credit losses	6,568	5,714
NON-INTEREST INCOME:
Service charges	820	803
Appreciation in cash surrender value of bank owned life insurance	98	62
Loan placement fees	46	33
Federal Home Loan Bank stock dividends	—	27
Net realized gains on sales and calls of investment securities	449	—
Other income	325	313
Total non-interest income	1,738	1,238
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,688	2,869
Occupancy and equipment	945	635
Other expense	2,207	1,468
Total non-interest expenses	6,840	4,972
Income before provision for income taxes	1,466	1,980
PROVISION FOR INCOME TAXES	207	675
Net income	$1,259	$1,305

Preferred stock dividends and accretion	$(49)	$—
Net income available to common shareholders	$1,210	$1,305
Net income per common share:
Basic earnings per share	$0.16	$0.22
Diluted earnings per share	$0.16	$0.21
Cash dividends per share	$—	$0.10

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE THREE MONTH PERIOD ENDED MARCH 31, 2009

(Unaudited)

(In thousands except share and per share	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’	Total Comprehensive
amounts)	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, January 1, 2008	—	$—	5,975,316	$13,571	$40,483	$140	$54,194
Comprehensive income:
Net income					5,139		5,139	$5,139
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale investment securities						48	48	48
Total comprehensive income								$5,187
Cash dividend - $.10 per share					(598)		(598)
Repurchase and retirement of common stock			(5,436)	(56)	—		(56)
Stock issued for acquisition			1,628,397	16,600			16,600
Stock-based compensation expense			—	100			100
Stock options exercised and related tax benefit			44,003	264			264
Cumulative effect of adopting Emerging							—
Issues Task Force (EITF) 06-04					(316)		(316)
Balance, December 31, 2008	—	—	7,642,280	30,479	44,708	188	75,375
Comprehensive loss:
Net income					1,259		1,259	$1,259
Other comprehensive loss, net of tax:
Net change in unrealized gains on available-for-sale investment securities						(1,630)	(1,630)	(1,630)
Total comprehensive loss								$(371)
Issuance of preferred stock	7,000	6,540					6,540
Issuance of common stock warrants				460			460
Stock-based compensation, options				77			77
Preferred stock accretion and dividend		15			(49)		(34)
Balance, March 31, 2009	7,000	$6,555	7,642,280	$31,016	$45,918	$(1,442)	$82,047

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,259	$1,305
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	36	(131)
Depreciation, accretion and amortization, net	(92)	274
Stock-based compensation	77	63
Tax benefit from exercise of stock options	—	(8)
Provision for loan losses	1,917	135
Net realized gains on sales and calls of available-for-sale investment securities	(449)	—
Increase in bank owned life insurance, net of expenses	(97)	(62)
FHLB stock dividends	—	(27)
Net increase in accrued interest receivable and other assets	(843)	(61)
Net decrease in accrued interest payable and other liabilities	(508)	(586)
Provision for deferred income taxes	(17)	(11)
Net cash provided by operating activities	1,283	891
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(15,256)	(24,200)
Purchases of held-to-maturity investment securities	(3)	—
Proceeds from sales or calls of available-for-sale investment securities	15,156	—
Proceeds from maturity of available-for-sale investment securities	2,501	3,500
Proceeds from principal repayments of available-for-sale investment securities	7,735	3,758
Proceeds from principal repayments of held-to-maturity investment securities	818	—
Net increase in loans	(7,033)	(7,430)
Proceeds from bank owned life insurance	143	—
Purchases of premises and equipment	(118)	(206)
Net cash provided by (used in) investing activities	3,943	(24,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	4,920	6,802
Net (decrease) increase in time deposits	(902)	903
Proceeds from issuance of preferred stock	7,000
Proceeds from short-term borrowings from Federal Home Loan Bank	10,000	61,000
Proceeds from long-term borrowings from Federal Home Loan Bank	—	19,000
Repayments of short-term borrowings to Federal Home Loan Bank	—	(76,000)
Repayments of borrowings from other financial institutions	(6,368)	—
Share repurchase and retirement	—	—
Proceeds from exercise of stock options	—	47
Tax benefit from exercise of stock options	—	8
Cash paid for dividends	—	(598)
Net cash provided by financing activities	14,650	11,162
Increase (decrease) in cash and cash equivalents	19,876	(12,525)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,518	31,644
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,394	$19,119
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$2,197	$1,912
Income taxes	$50	$180
Non-Cash Investing Activities:
Net pre-tax change in unrealized (losses) gains on available-for-sale investment securities	$2,716	$(102)
Non-Cash Financing Activities:
Tax benefit from stock options exercised	$—	$8

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed -consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at March 31, 2009 and December 31, 2008, and its cash flows for the three month interim periods ended March 31, 2009 and March 31, 2008 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2009 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 were adopted by the Company on January 1, 2009 and did not have a significant effect on the Company’s financial position or results of operations.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 were adopted by the Company on January 1, 2009.  Management has determined that there was no material effect on the Company’s financial position or results of operations from the adoption of the standards.

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

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 43,500 shares reserved for issuance for options already granted to employees and 432,500 remain reserved for future grants as of March 31, 2009.   The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

Stock Option Compensation

For the three month periods ended March 31, 2009 and 2008, the compensation cost recognized for stock option compensation was $77,000 and $63,000, respectively.  The recognized tax benefit for stock option compensation expense was $6,000 and $11,000, for the three month periods ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there was $657,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans.  The cost is expected to be recognized over a weighted average period of 2.8 years.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The “simplified” method described in SEC Staff Accounting Bulletin No. 110 was used to determine the expected term of the Company’s options in 2009 and 2008.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.

In 2009, options to purchase 13,500 shares of the Company’s common stock were issued from the 2005 Plan at an exercise price equal to the fair market value at the grant date.

Stock Option Activity

A summary of the combined activity of the plans follows:

	Three months ended March 31, 2009
		Weighted	Weighted	Average
		Average	Average Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Options outstanding, December 31, 2008	823,881	$6.60
Options granted	13,500	$5.21
Options outstanding, March 31, 2009	837,381	$6.58	3.88	$382
Options vested or expected to vest at March 31, 2009	815,492	$6.48	5.10	$382
Options exercisable, March 31, 2009	673,381	$6.03	2.94	$382

There were no options exercised in the three months ended March 31, 2009 and the total intrinsic value of options exercised in the three months ended March 31, 2008 was $20,000.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2009	2008
Basic Earnings Per Share:
Net income	$1,259	$1,305
Less: Preferred stock dividends and accretion	49	—
Income available to common stockholders	$1,210	$1,305
Weighted average shares outstanding	7,642,280	5,976,948
Net income per share	$0.16	$0.22

	Three Months Ended
	March 31,
(In thousands except share and per share amounts)	2008	2007
Diluted Earnings Per Share:
Net income	$1,259	$1,305
Less: Preferred stock dividends and accretion	49	—
Income available to common stockholders	$1,210	$1,305
Weighted average shares outstanding	7,642,280	5,976,948
Effect of dilutive stock options	128,169	299,666
Weighted average shares of common stock and common stock equivalents	7,770,449	6,276,614
Net income per diluted share	$0.16	$0.21

Note 4.  Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities and are classified as either available-for-sale or held to maturity.  As of March 31, 2009, $99,397,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.  Total investments were $180,081,000 at March 31, 2009 compared to $192,758,000 at December 31, 2008, a decrease of $12,677,000 or 6.6%.

The fair value of the available-for-sale investment portfolio reflected an unrealized loss of $2,403,000 at March 31, 2009 compared to an unrealized gain of $313,000 at December 31, 2008.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross
March 31, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	(Losses)	Value
U.S. Government agencies	$7,965	$65	$(12)	$8,018
Obligations of states and political subdivisions	65,354	1,931	(1,472)	65,813
U.S. Government agencies collateralized by mortgage obligations	41,898	753	(74)	42,577
Other securities	60,953	2,738	(6,332)	57,359
	$176,170	$5,487	$(7,890)	$173,767

March 31, 2009 Investment Type – Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Other securities	$6,314	$—	$(304)	$6,010

December 31, 2008 Investment Type - Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
U.S. Government agencies	$12,745	$116	$(1)	$12,860
Obligations of states and political Subdivisions	56,961	2,469	(808)	58,622
U.S. Government agencies collateralized by mortgage obligations	44,967	813	(23)	45,757
Other securities	70,732	4,069	(6,322)	68,479
	$185,405	$7,467	$(7,154)	$185,718

December 31, 2008 Investment Type – Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Other debt securities	$7,040	$—	$(340)	$6,700

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities; therefore, management does not consider these investments to be other-than-temporarily-impaired.  We have evaluated the credit ratings of our investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

Note 5.  Fair Value of Assets and Liabilities

On January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (GAAP) and expands disclosures about fair value measurements.  There was no cumulative effect adjustment to beginning retained earnings recorded upon adoption and no impact on the financial statements in the three month period ended March 31, 2009.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and non recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurements
		at March 31, 2009, Using
(In thousands)	Fair Value March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets and liabilities measured on a recurring basis:
Available-for-sale investment securities	$173,767	$160	$159,690	$13,917
Assets and liabilities measured on a non-recurring basis:
Impaired loans	$14,086	$—	$14,086	$—
Other real estate owned	$2,550	$—	$2,550	$—
Total assets and liabilities measured at fair value on a non-recurring basis	$16,636	$—	$16,636	$—

The fair value of available-for-sale investment securities is based on actual market price determinations from an independent pricing service.  The fair value of impaired loans categorized as level 2 is based on the fair value of the collateral for all collateral dependent loans  as determined by property appraisals, and for other impaired loans categorized as level 3 the fair value is estimated using a discounted cash flow model.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

(In thousands)	Available-for-sale Investment Securities
December 31, 2008	$16,164
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	240
Included in other comprehensive income	3,542
Purchases, sales and principal payments	(6,029)
Transfers in and/or out of Level 3	122
March 31, 2009	$13,917

The amount of total gains for the three month period ended March 31, 2009 is reported as part of unrealized gains or losses included in other comprehensive income on the statement of changes in shareholders equity.

Note 6. Comprehensive (Loss) Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale investment securities, which is the Company’s only source of other comprehensive income.  Total comprehensive (loss) income for the three-month periods ended March 31, 2009 and 2008 was ($317,000) and $1,244,000, respectively.

Note 7.  Merger of Service 1st Bancorp into Central Valley Community Bancorp

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

As of the date of acquisition, Service 1st had total assets of $224,000,000, including loans totaling $116,028,000 (net of allowance for credit losses of $2,786,000) and $193,488,000 in deposits.

The total consideration paid to Service 1st shareholders was approximately $22,728,000.  Under the merger agreement, Service 1st shareholders received in exchange for each share of Service 1st common stock held, cash in the amount of $2.50 and shares of the Company’s common stock based on a exchange ratio of 0.682304, representing an aggregate cash amount of $5,972,000 and an aggregate share amount of 1,628,397 (valued at $16,600,000 for purposes of the merger agreement) subject to a cash holdback of $3,500,000, or approximately $1.36 per share, that was deposited into an escrow account pending the outcome of certain litigation matters.  Total consideration paid to Service 1st shareholders was established under the terms of the merger agreement based on a value of $9.52 per share of Service 1st common stock.

The excess of the purchase price over the estimated fair value of the net assets acquired was $14,839,000, which was recorded as goodwill, is not subject to amortization, and is not deductible for tax purposes.  In addition, assets acquired also included a core deposit intangible of $1,400,000 which is being amortized using a straight-line method over a period of seven years with no significant residual value.  Amortization expense recognized in 2009 was $104,000.

The results of operations for the quarter ended March 31, 2009 include the operating results of Service 1st for the full quarter.  The following supplemental pro forma information discloses selected financial information for the periods indicated as though the Service 1st  merger had been completed as of the beginning of each of the periods being reported.  Dollars are in thousands except per share data.

	Three Months Ended
	March 31,
	2009	2008
Revenue	$12,207	$12,713

Net income	$1,259	$1,464

Diluted earnings per share	$0.16	$0.19

Note 8.  Commitments and Contingencies

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

Commitments to extend credit amounting to $151,684,000 and $160,450,000 were outstanding at March 31, 2009 and December 31, 2008, respectively.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $85,771,000 and $100,491,000 at March 31, 2009 and December 31, 2008, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan at their discretion and most expire between one and twelve months.

The Company has undisbursed portions of construction loans totaling $15,290,000 and $14,270,000 as of March 31, 2009 and December 31, 2008, respectively.  These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements.  The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $628,000 and $1,554,000 were outstanding at March 31, 2009 and December 31, 2008, respectively.  Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support private borrowing arrangements.  Most guarantees carry a one year term or less.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at March 31, 2009 and December 31, 2008.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 9.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets.

Accounting for uncertainty in income taxes:  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the quarter ended March 31, 2009.

Note 10.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

March 31, 2009

(In thousands)

Amount	Rate	Maturity Date

$10,000	0.58%	July 8, 2009
5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 12, 2013
29,000
(15,000)	Less short-term portion

$14,000	Long-term borrowings

December 31, 2008

Amount	Rate	Maturity Date

$5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 12, 2013
—
19,000
—	Less short-term portion

$19,000	Long-term borrowings

FHLB advances are secured by investment securities with amortized costs totaling $44,779,000 and $54,350,000 and market values totaling $43,648,000 and $52,783,000 at March 31, 2009 and December 31, 2008, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Note 11.  Capital Purchase Program - Troubled Asset Relief Program

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

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  In accordance with the Purchase Agreement, the Series A Preferred Stock may be redeemed by the Company after three years.  Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a Qualified Equity Offering).  Notwithstanding the preceding, pursuant to the American Recovery and Reinvestment Act of 2009, the Emergency Economic Stabilization Act of 2008 (the EESA) was amended to add a new Section 111(g), which would allow the Company to redeem the Series A Preferred Stock at any time, subject to the approval of the appropriate federal banking agency, without raising additional cash proceeds from qualified equity offerings or without regard to waiting periods.

The Warrant has a 10-year term. Half of the warrants were immediately exercisable upon issuance and the remaining half will be exercisable in one year from issuance. The warrants have an exercise price, subject to antidilution adjustments, equal to $6.64 per share of the Common Stock.

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

If dividends on the Series A Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series A Preferred Stock will have the right to elect two directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.

In the Purchase Agreement, the Company agreed that, until such time as the Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.  Furthermore, the Purchase Agreement allows the Treasury to unilaterally amend the terms of the agreement.

With respect to dividends on the Company’s common stock, the Treasury’s consent shall be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary the Series A Preferred Stock is redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.  Furthermore, for as long as any Series A Preferred Stock is outstanding, no dividends may be declared or paid on junior preferred shares, preferred shares ranking pari passu with the Series A Preferred Stock, or common shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Stock), nor may the Company repurchase or redeem any junior preferred shares, preferred shares ranking pari passu with the Series A Preferred Stock or common shares, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company adopted No. 141(R) There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2008 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Three Months of 2009

On November 12, 2008, the Company completed its acquisition of Service 1st Bancorp with total assets of $224 million (the “Service 1st  merger”).  The Company paid cash of $5,972,000 inclusive of a $3,500,000 escrow amount related to litigation on one Service 1st loan and issued 1,628,397 new shares of common stock in conjunction with this acquisition, adding full-service branches in Stockton, Lodi and Tracy, $192 million in deposits and $123 million in loans.  In connection with the transaction, Service 1st Bank was merged with and into Central Valley Community Bank.  The results of operations for the quarter ended March 31, 2009 include the operating results of Service 1st for the full quarter.

For the three months ended March 31, 2009, our consolidated net income was $1,259,000 compared to net income of $1,305,000 for the same period in 2008.  Diluted EPS was $0.16 for the first three months of 2009 compared to $0.21 for the first three months of 2008.  The decrease in net income was primarily due to an increase in the provision for loan losses.  The decrease in interest rates reflective of the 500 basis points decline in rates by the Federal Reserve Bank since September 2007was also a factor.  Generally, our interest earning assets tend to reprice faster than our interest bearing liabilities and as a result the decline in the interest rates compressed our net interest margin.  Net interest income increased $2,636,000.  Non-interest income also increased $500,000, however the provision for credit losses increased $1,782,000 and non-interest expense increased $1,868,000 in the first three months of 2009 compared to 2008.

Annualized return on average equity (ROE) for the first three months of 2009 was 6.13%, compared to 9.55% for the same period in 2008.  Annualized return on average assets (ROA) was 0.66% for the first three months of 2009, compared to 1.08% for the same period in 2008.  Total average equity was $82,101,000 for the first three months of 2009 compared to $54,665,000 for the first three months 2008.  Equity increased as a result of the Service 1st merger, issuance of preferred stock and common stock warrants to the US Treasury and our net income included in retained earnings.

In comparing the first three months of 2009 to the same period in 2008, our balance sheet increased as a result of the Service 1st merger.  Average total assets increased $278,920,000 or 57.5%.  Average total loans increased $146,155,000 or 42.9% and average total interest earning assets increased $233,034,000 or 52.5%.  Average interest bearing liabilities increased $214,071,000 or 72.2% while total deposits increased $237,518,000 or 58.8%.  Our net interest margin for the first three months of 2009 was 5.23% compared to 5.40% for the same period in 2008.  The margin decreased principally due to the decrease in yield on loans which is the largest component of earning assets. For the quarter ended March 31, 2009, the effective yield on loans decreased 116 basis points reflecting the declining interest rates in 2008.  The effective yield on interest earning assets decreased 66 basis points to 6.40% compared to 7.06% for the same period in 2008 and the cost of total interest-bearing liabilities decreased 91 basis points to 1.58% compared to 2.49% for the same period in 2008.  Net interest income for the quarter ended March 31, 2009 was $8,485,000, compared to $5,849,000 for the same period in 2008, an increase of $2,636,000 or 45.1%.  Net interest income increased as a result of the increased levels of earning assets offset by the increased levels of interest bearing liabilities.  The increases were primarily from the Service 1st acquisition and also from our organic growth.

We participated in the U. S. Treasury Capital Purchase Program (CPP) under the Emergency Economic Stabilization Act.  The Company issued preferred stock and warrants to issue common stock and received $7,000,000 in cash under this program.  The Company agreed to restrict dividend payments on common stock to no more than historic levels while our preferred stock is owned by the U. S. Treasury.  See Note 11 to the unaudited Financial Statements for a more detailed discussion.

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, Madera and San Joaquin Counties of central California.  Additionally, we have a private banking office in Sacramento County and a loan production office in Stanislaus County.  As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

At March 31, 2009, we had total loans of $487,610,000, total assets of $766,961,000, total deposits of $639,076,000, and shareholders’ equity of $82,047,000.

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

The Bank operates 15 branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, Stockton, Tracy, Lodi, and Sacramento; and a loan production office which serves the Modesto community.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2008 FDIC data, the Bank’s branches in Fresno, Madera and San Joaquin Counties had a 2.40% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

• Return to our stockholders;

• Return on average assets;

• Development of core revenue streams, including net interest income and non-interest income;

• Asset quality;

• Asset growth;

• Operating efficiency; and

• Liquidity

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 6.13% for the three months ended March 31, 2009 compared to 9.55% for the three months ended March 31, 2008.  Trailing 12 month ROE for the period ended March 31, 2009 was 7.82% compared to 8.82% for the year ended December 31, 2008 and 11.61% for the trailing 12 months ended March 31, 2008.  The decrease in ROE is primarily due to the decrease in net income coupled with the overall increase in the level of capital due to net income and proceeds from the CPP program.

Our net income for the three months ended March 31, 2009 decreased $46,000 or 3.5% to $1,259,000 compared to $1,305,000 for the three months ended March 31, 2008.  Net income decreased primarily due to increases in non-interest expenses and the provision for credit losses that were greater than the increases in net interest income and non-interest income.  Net interest margin (NIM) decreased 17 basis points comparing the three month periods ended March 31, 2009 and 2008.  Diluted earnings per common share was $0.16 for the three months ended March 31, 2009 compared to $0.21 for the same period in 2008.  The decrease in NIM is attributed to the 500 basis points decline in Fed funds interest rates since September 2007 and mirrored by a 500 basis point decline in our Prime rate.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2009 was 0.66% compared to 1.08% for the three months ended March 31, 2008.  Trailing 12 month ROA for the period ended March 31, 2009 was 0.83% compared to 0.95% for the year ended December 31, 2008 and 1.28% for the trailing 12 months ended March 31, 2008.  The decrease in ROA compared to December 2008 is due to the decrease in net income relative to our increase in average assets.  Average assets for the three months ended March 31, 2009 were $763,729,000 compared to $541,789,000 for the year ended December 31, 2008 and $484,809,000 for the three months ended March 31, 2008.  ROA for our peer group was 0.28% for the twelve months ended December 31, 2008.  Peer group data from SNL Financial includes certain bank holding companies in central California with assets from $400 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s annualized net interest margin for the first three months of 2009 (fully tax equivalent basis) was 5.23%, compared to 5.40% for the same period in 2008.  The decrease is a reflection of the 500 basis points decline in rates by the Federal Reserve Bank (FRB) since September 2007 coupled with competition for deposits and liquidity that continue to challenge most financial institutions.  The decline in rates put pressure on our net interest margin due to our asset sensitivity with loans re-pricing faster than interest bearing deposits.  In comparing the two periods, the effective yield on total earning assets decreased 66 basis points. The cost of total interest bearing liabilities decreased 91 basis points.  Net interest income for the first three months of 2009 was $8,485,000 compared to $5,849,000 for the same period in 2008 reflecting growth in interest earning assets and a drop in the cost of funds, partially offset by lower loan yields in the declining rate environment in 2008.

On a trailing 12-month basis, NIM was 5.11% for the period ended March 31, 2009, compared to 5.13% for the year ended December 31, 2008 and 5.68% for the trailing 12 months ended March 31, 2008.  The decrease is principally due to the decline in rates by the FRB as mentioned above.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, and appreciation in cash surrender value of bank owned life insurance and other income.  Non-interest income for the first three months of 2009 increased $500,000 or 40.4% to $1,738,000 compared to $1,238,000 for the three months ended March 31, 2008 mainly due to an increase in net realized gains on sales and calls of investment securities.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $14,086,000 as of March 31, 2009, $15,750,000 at December 31, 2008, and $109,000 as of March 31, 2008.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.  The Company had other real estate owned at March 31, 2009 of $2,550,000, and none as of December 31, 2008, or March 31, 2008.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 1.9% during the first three months of 2009 to $766,961,000 as of March 31, 2009 compared to $752,713,000 as of December 31, 2008. Total gross loans increased 0.7% to $487,610,000 as of March 31, 2009 compared to $484,238,000 as of December 31, 2008.  Total deposits increased 0.6% to $639,076,000 as of March 31, 2009 compared to $635,058,000 as of December 31, 2008.  Our loan to deposit ratio remained consistent at 76.3% at both March 31, 2009 and December 31, 2008.  The loan to deposit ratio of our peers was 97.0% at December 31, 2008.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 68.9% for the first three months of 2009 compared to 69.4% for the three months ended March 31, 2008.  The slight improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses.  The Company’s net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities, increased 37.9% to $9,774,000 for the three months ended March 31, 2009 compared to $7,087,000 for the same period in 2008, while non-interest expenses less amortization of intangibles increased 37.0% to $6,736,000 from $4,918,000 for the same period in 2008.

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

RESULTS OF OPERATIONS

Net Income for the First Three months of 2009 Compared to the Three months ended March 31, 2008:

Net income decreased to $1,259,000 for the three months ended March 31, 2009 compared to $1,305,000 for the three months ended March 31, 2008.  Basic earnings per common share were $0.16 and $0.22 for the three months ended March 31, 2009 and 2008, respectively.  Diluted earnings per common share were $0.16 and $0.21 for the three months ended March 31, 2009 and 2008, respectively.  Annualized ROE was 6.13% for the three months ended March 31, 2009 compared to 9.55% for the three months ended March 31, 2008.  Annualized ROA for the three months ended March 31, 2009 was 0.66% compared to 1.08% for the three months ended March 31, 2008.

Net income for the three months ended March 31, 2009 compared to the same period in the prior year decreased due mainly to the increases in the provision for credit losses and non-interest expenses, partially offset by increases in net interest income and non-interest income.  Net interest income after provision for credit losses increased principally due to the increase in average interest earning assets offset partially by the compression of the net interest margin and an increase in the provision for credit losses.  Non-interest expenses increased primarily due to salaries and benefits and other operating expenses.  Our results of operations for the first quarter of 2009 reflect the Service 1st merger for the full quarter.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31, 2009			FOR THE THREE MONTHS ENDED MARCH 31, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$38	$—	—	$—	$—	—
Securities:
Taxable securities	127,577	2,211	6.93%	68,070	904	5.31%
Non-taxable securities (1)	58,411	1,071	7.34%	24,733	347	5.61%
Total investment securities	185,988	3,282	7.06%	92,803	1,251	5.39%
Federal funds sold	15,500	11	0.28%	8,509	71	3.30%
Total securities	201,526	3,293	6.54%	101,312	1,322	5.22%
Loans (2) (3)	471,964	7,540	6.48%	340,260	6,485	7.64%
Federal Home Loan Bank stock	3,140	—	0.00%	2,024	27	5.34%
Total interest-earning assets	676,630	$10,833	6.40%	443,596	$7,834	7.06%
Allowance for credit losses	(7,325)			(3,934)
Non-accrual loans	14,554			103
Cash and due from banks	20,902			15,697
Bank premises & equipment	6,830			5,805
Other non-earning assets	52,138			23,542
Total average assets	$763,729			$484,809
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$133,770	$253	0.77%	$73,395	$63	0.34%
Money market accounts	132,600	376	1.15%	90,838	500	2.21%
Time certificates of deposit, under $100,000	86,877	510	2.38%	51,784	516	4.00%
Time certificates of deposit, $100,000 and over	128,273	643	2.03%	59,987	597	3.99%
Total interest-bearing deposits	481,520	1,782	1.50%	276,004	1,676	2.44%
Other borrowed funds	29,083	202	2.82%	20,528	164	3.20%
Total interest-bearing liabilities	510,603	$1,984	1.58%	296,532	$1,840	2.49%
Non-interest bearing demand deposits	160,272			128,270
Other liabilities	10,753			5,342
Shareholders’ equity	82,101			54,665
Total average liabilities and shareholders’ equity	$763,729			$484,809

Interest income and rate earned on average earning assets		$10,833	6.40%		$7,834	7.06%
Interest expense and interest cost related to average interest-bearing liabilities		1,984	1.58%		1,840	2.49%
Net interest income and net interest margin (4)		$8,849	5.23%		$5,994	5.40%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $364 and $118 in 2009 and 2008, respectively.

(2)  Loan interest income includes loan fees of $147 in 2009 and $212 in 2008.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased 16.3% in the first three months of 2009 compared to the same period in 2008.  The increase in 2009 is attributable to an increase in the average balance of loans, partially offset by a 116 basis point decrease in the yield on loans which was 6.48% for the first three months of 2009 compared to 7.64% in 2008.  Average total loans for the first three months of 2009 increased 42.9% to $486,518,000 compared to $340,363,000 for the same period in 2008 primarily due to the Service 1st merger in November 2008.  The decrease in yield reflects the 500 basis point declines in rates as discussed previously.   Though competition for loans continues,  aggressive pricing practices of the past has diminished as regional and community banks tightened credit underwriting standards and the larger banks began to limit lending in certain areas.  This has created opportunities for the Company to grow the loan portfolio while maintaining strong credit underwriting standards.   In the first quarter of 2009, we had $44 million in new loan commitments.  We are committed to providing our customers with the best price; however we are also committed to increasing our value to shareholders and strong asset quality.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) on a non fully tax equivalent basis increased $1,725,000 in the first three months of 2009 compared to the same period in 2008, due to the 98.9% increase in average balances of total investments and a 132 basis point increase in yields to 6.54% for the three months ended March 31, 2009 compared to 5.22% for the same period in 2008.  Income from investments represents 34.5% of net interest income for the three months ended March 31, 2009 compared to 20.6% for the same period in 2008.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2009, we held $104,541,000 or 58.1% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 7.1%.  We understand the interest rate risks and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of the tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At March 31, 2009, the average life of the investment portfolio was 8.9 years and the market value reflected a pre-tax unrealized loss of $2,403,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2009, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $17,647,000. Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $15,139,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first three months of 2009 increased $2,780,000 or 36.2% to $10,469,000 compared to $7,689,000 for the three months ended March 31, 2008.  The increase was due to an increase in average interest earning assets, partially offset by a 66 basis point decrease in the yield on earning assets.  The yield on interest earning assets decreased to 6.40% for the three months ended March 31, 2009 compared to 7.06% for the three months ended March 31, 2008.  Average interest earning assets increased to $676,630,000 for the three months ended March 31, 2009 compared to $443,596,000 for the three months ended March 31, 2008.  The $233,034,000 increase in average earning assets is due to the Service 1st merger and our own organic growth in loans.

Interest expense on deposits for the three months ended March 31, 2009 increased $106,000 or 6.3% to $1,782,000 compared to $1,676,000 for the three months ended March 31, 2008.  This increase was principally due to an increase in average interest bearing deposits, partially offset by a 94 basis point decrease in deposit rates due to the repricing of deposits in the current interest rate environment.  Average interest-bearing deposits increased $205,516,000 or 74.5% to $481,520,000 for the three months ended March 31, 2009 compared to $276,004,000 for the same period in 2008.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) increased 48.3% to $405,409,000 for the three months ended March 31, 2009 compared to $273,291,000 for the three months ended March 31, 2008.  Total average CDs increased $103,379,000 or 92.5% to $215,150,000 from $111,771,000.  The increase in deposits was mainly due to the Service 1st merger.  The overall cost of our deposits decreased to 1.25% for the quarter ended March 31, 2009 compared to 1.85% for the quarter ended March 31, 2008.

Average other borrowed funds increased to $29,083,000 with an effective rate of 2.82% for the three months ended March 31, 2009 compared to $20,528,000 with an effective rate of 3.20% for the three months ended March 31, 2008.  Other borrowings are advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long term borrowings.  Short-term advances were utilized to provide liquidity during the period and long-term advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investments.  See the section on Financial Condition for more detail.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2009 was $8,485,000 compared to $5,849,000 for the same period in 2008, representing an increase of $2,636,000 or 45.1%.  Net interest margin for the three months ended March 31, 2009 was 5.23% compared to 5.40% for the same period in 2008.  The margin decreased principally due to the decrease in yield on loans which is the largest component of earning assets. For the quarter ended March 31, 2009, the effective yield on loans decreased 116 basis points to 6.48% compared to 7.64% for the same period in 2008, reflecting the declining interest rates in 2008.  The effective yield on interest earning assets decreased 66 basis points to 6.40% compared to 7.06% for the same period in 2008 and the cost of total interest-bearing liabilities decreased 91 basis points to 1.58% compared to 2.49% for the same period in 2008.  Total average earning assets increased $233,034,000 or 52.5% to $676,630,000 for the three months ended March 31, 2009 from $443,596,000 for the three months ended March 31, 2008.  Although the margin declined slightly, net interest income increased as a result of the increased levels of earning assets offset by the increased levels of interest bearing liabilities.  The increases were primarily from the Service 1st acquisition and also from our organic growth. For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

Quarterly, the CCA sets the specific reserve for all adversely risk-graded credits.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not adversely graded.  Historical loss experience within the portfolio and qualitative factors are used in determining the level of the reserves held.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	March 31, 2009 Amount	% of Total Loans	December 31, 2008 Amount	% of Total Loans

Commercial & industrial	$1,875	28.0%	$1,777	26.7%
Agricultural land and production	337	6.2%	235	6.7%
Real estate	2,805	44.9%	2,570	44.6%
Real estate - construction and other land loans	1,010	11.0%	820	11.9%
Equity loans and lines of credit	191	7.0%	64	6.8%
Consumer & installment	588	2.8%	593	3.1%
Other	40	0.1%	64	0.2%
Unallocated reserves	820	—	1,100	—
Total allowance for credit losses	$7,666	100.0%	$7 ,223	100.0%

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first three months of 2009 were $1,917,000 compared to $135,000 for the same period in 2008.  The increase in 2009 is due to our assessment of the required level and overall adequacy of the allowance for credit losses.  During the three months ended March 31, 2009, the Company had net charge offs totaling $1,474,000 compared $46,000 for the same period in 2008.

The Company had non-performing loans totaling $14,086,000 as of March 31, 2009, compared to $15,750,000 as of December 31, 2008, and $109,000 at March 31, 2008.  Non-performing loans as a percentage of loans were 2.89% at March 31, 2009, 3.25% at December 31, 2008 and 0.03% at March 31, 2008.  Other real estate owned (OREO)at March 31, 2009 was $2,550,000 and none at December 31, 2008 or March 31, 2008.

The net charge off ratio, which reflects net charge-offs to average loans for the three months ended March 31, 2009 was 0.30% compared to 0.014% for the same period in 2008.  The increase in net charge offs for the first quarter of 2009 included $1,132,000 related to a loan transferred to OREO during the quarter.  The annual net charge off ratios for 2008, 2007, and 2006 were 0.20%, 0.12% and 0.11%, respectively.

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

Non-Interest Income

Non-interest income is comprised of customer service charge income, loan placement fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank stock dividends, and other income.  Non-interest income was $1,738,000 for the three months ended March 31, 2009 compared to $1,238,000 for the same period ended March 31, 2008.  The $500,000 increase in non-interest income was primarily due to an increase in net realized gains on sales and calls of investment securities, customer service charge income, and appreciation in cash surrender value of bank owned life insurance.

During the first three months of 2009, we realized net gains on sales and calls of investment securities of $449,000.  There were no sales of investment securities for the comparable period in 2008.  As the Company marked the investment securities portfolio acquired from Service 1st to market at the acquisition date, securities subsequently called at par value generated the majority of the first quarter 2009 gains.

Customer service charges increased $17,000 to $820,000 for the first three months of 2009 compared to $803,000 for the same period in 2008.   These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased organically and as a result of the Service 1st acquisition.  In addition, the Company increased the fee structure on transaction accounts in the later part of 2008.

Income from appreciation in cash surrender value of bank owned life insurance (BOLI) increased $36,000 the first three months of 2009 primarily from the addition of new policies acquired in the Service 1st merger.  The average balance of the BOLI portfolio increased $4,101,000 from March 31, 2008 to March 31, 2009 due to the new policies and the appreciation in cash surrender values.  The Bank has salary continuation plans, deferred compensation plans and related BOLI which are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $3,140,000 in FHLB stock.  We received no dividends in the first three months of 2009 compared to $27,000 for the first quarter of 2008.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,868,000 to $6,840,000 for the three months ended March 31, 2009 compared to $4,972,000 for the three months ended March 31, 2008.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 68.9% for the first three months of 2009 compared to 69.4% for the three months ended March 31, 2008.

Salaries and employee benefits increased $819,000 or 28.5% to $3,688,000 for the first three months of 2009 compared to $2,869,000 for the three months ended March 31, 2008.  The increase in salaries and employee benefits for the 2009 period is due to the additional personnel acquired in the Service 1st merger along with normal cost increases for salaries and employee benefits.

Occupancy and equipment expense increased $310,000 or 48.8% to $945,000 for the first three months of 2009 compared to $635,000 for the three months ended March 31, 2008.  The increase is due mainly to the three new branch facilities in Tracy, Stockton and Lodi as a result of the Service 1st merger and to the relocation of our Herndon and Fowler branch in Clovis, California during the second quarter of 2008 from an in-store location to a new larger traditional branch facility.

Other categories of non-interest expenses increased $739,000 or 50.3% in the period under review.  The increase is due to the increase in FDIC insurance premiums as a result of an increase in deposit balances due to the merger and an increase in the assessment rates recently enacted by the FDIC.  The first quarter results do not reflect the anticipated second quarter 2009 FDIC one time special assessment as the actual amount cannot be estimated until final regulations are published.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the three months ended March 31,	Other Expense 2009	Annualized % Avg. Assets	Other Expense 2008	Annualized % Avg. Assets
(Dollars in thousands)
Regulatory assessments	$368	0.19%	$57	0.05%
Data/item processing	272	0.14%	212	0.17%
Advertising	185	0.10%	123	0.10%
Audit/accounting	117	0.06%	96	0.08%
Amortization of core deposit intangibles	104	0.05%	54	0.04%
ATM/debit card expenses	102	0.05%	74	0.06%
Legal fees	92	0.05%	14	0.01%
Telephone	66	0.03%	48	0.04%
Stationery/supplies	65	0.03%	55	0.05%
Postage	58	0.03%	44	0.04%
Director fees and related expenses	49	0.03%	43	0.04%
Education/training	43	0.02%	52	0.04%
Donations	34	0.02%	24	0.02%
General Insurance	27	0.01%	21	0.02%
Operating losses	8	—	46	0.04%
Other	617	0.32%	505	0.42%

Total other non-interest expense	$2,207		$1,468

Provision for Income Taxes

The effective income tax rate was 14.1% for the three months ended March 31, 2009 compared to 34.1% for the three months ended March 31, 2008.  Provision for income taxes totaled $207,000 and $675,000 for the three months ended March 31, 2009, and 2008, respectively.  The decrease in the effective tax rate in the three months ended March 31, 2009 compared to the prior year comparable period is due primarily to increases in the federal tax deduction for tax free municipal bonds, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2009 compared to December 31, 2008

As of March 31, 2009, total assets were $766,961,000, an increase of 1.9%, or $14,248,000, compared to $752,713,000 as of December 31, 2008.  Total gross loans increased 0.7% or $3,372,000, to $487,610,000 as of March 31, 2009 compared to $484,238,000 as of December 31, 2008.  Total deposits increased 0.6% or $4,018,000 to $639,076,000 as of March 31, 2009 compared to $635,058,000 as of December 31, 2008.  Stockholders’ equity increased to $82,047,000 as of March 31, 2009 compared to $75,375,000 as of December 31, 2008.

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a fair value hierarchy based upon the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities and are all classified as either available-for-sale or held to maturity.  As of March 31, 2009, $99,397,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  Total investments were $180,081,000 at March 31, 2009 compared to $192,758,000 at December 31, 2008, a decrease of $12,677,000 or 6.6%.

The fair value of the available-for-sale investment portfolio reflected an unrealized loss of $2,403,000 at March 31, 2009 compared to an unrealized gain of $313,000 at December 31, 2008.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross
March 31, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	(Losses)	Value
U.S. Government agencies	$7,965	$65	$(12)	$8,018
Obligations of states and political subdivisions	65,354	1,931	(1,472)	65,813
U.S. Government agencies collateralized by mortgage obligations	41,898	753	(74)	42,577
Other securities	60,953	2,738	(6,332)	57,359
	$176,170	$5,487	$(7,890)	$173,767

March 31, 2009 Investment Type - Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Other securities	$6,314	$—	$(304)	$6,010

December 31, 2008 Investment Type - Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
U.S. Government agencies	$12,745	$116	$(1)	$12,860
Obligations of states and political subdivisions	56,961	2,469	(808)	58,622
U.S. Government agencies collateralized by mortgage obligations	44,967	813	(23)	45,757
Other securities	70,732	4,069	(6,322)	68,479
	$185,405	$7,467	$(7,154)	$185,718

December 31, 2008 Investment Type - Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Market Value
Other debt securities	$7,040	$—	$(340)	$6,700

Management periodically evaluates each investment security for other than temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  Management has the ability and intent to hold securities with established maturity dates until recovery of fair value, which may be maturity, and believes it will be able to collect all amounts due according to the contractual terms for all of the underlying investment securities. We have evaluated the credit ratings of our investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

We held $3,140,000 in Federal Home Loan Bank stock as of March 31, 2009 and December 31, 2008.

Loans

Total gross loans increased 0.7% or $3,372,000, to $487,610,000 as of March 31, 2009 compared to $484,238,000 as of December 31, 2008.  The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2009	% of Total loans	December 31, 2008	% of Total loans
Commercial:
Commercial and industrial	$136,635	28.0%	$129,563	26.7%
Agricultural land and production	30,189	6.2%	32,408	6.7%
Total commercial	166,824	34.2%	161,971	33.4%
Real estate:
Owner occupied	118,311	24.3%	113,414	23.4%
Real estate-construction and other land loans	53,835	11.0%	57,923	11.9%
Commercial real estate	69,254	14.2%	64,358	13.3%
Other	31,413	6.4%	38,060	7.9%
Total real estate	272,813	55.9%	273,755	56.5%
Consumer:
Equity loans and lines of credit	34,135	7.0%	32,874	6.8%
Consumer and installment	13,806	2.8%	14,993	3.1%
Other	285	0.1%	863	0.2%
Total consumer	48,226	9.9%	48,730	10.1%
Deferred loan fees, net	(253)		(218)
Total gross loans	487,610	100.0%	484,238	100.0%
Allowance for credit losses	(7,666)		(7,223)
Total loans	$479,944		$477,015

As of March 31, 2009, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 62.9% of total loans.  This level of concentration is consistent with 63.3% at December 31, 2008.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company is not involved in any sub-prime mortgage lending activities and the loan portfolio does not include any sub-prime mortgage loans at March 31, 2009 or December 31, 2008.

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

Non-performing assets.  Non-performing assets consist of non-performing loans, OREO, and repossessed assets.  Non-performing loans are those loans which have (i) been placed on non-accrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under our asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status.  A loan is classified as non-accrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal and/or interest under the original contractual terms is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At March 31, 2009, we had one OREO property totaling $2,550,000 and two restructured loans totaling $1,703,000.  At December 31, 2008, we had no OREO or repossessed assets and two restructured loans totaling $1,703,000.  At March 31, 2009 we had 23 non-accrual loans, which were also considered to be impaired, totaling $14,086,000 compared to $15,750,000 at December 31, 2008.

During the first quarter of 2009, the Company sold its participation interest in a loan to the Regent Hotel, LLC back to the lead bank, reducing non-accrual loans by $3,486,000.  The Bank was party to a lawsuit filed by Regent Hotel, LLC against First Bank (Lead Bank), as the lead bank in a loan participation, and East West Bank and Service 1st Bank, which was acquired by the Bank on November 13, 2008, which were participating in the loan.  In the first quarter of 2009, the Lead Bank purchased the Bank’s participating interest in the Regent Hotel loan at a discount and indemnified the Bank against any further actions pursuant to the lawsuit.  Included in the merger consideration paid by the Company to acquire Service 1st was $3,500,000 placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.  Consequent to the Lead Bank buying the Bank’s position, the Bank collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In accordance with the escrow agreement, until the litigation is completely satisfied the remaining $2,454,000 may remain in the escrow fund.  Additionally, after the close of the first quarter, we received $1,569,000 in payments on non-performing loans.

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  At March 31, 2009, we estimated that the potential for any losses from these credits would not have a significant impact on the allowance for credit losses. Based on our valuation and the government guarantees on these loans, we have established specific reserves of $439,000 for these loans.

A summary of non-accrual, restructured, and past due loans at March 31, 2009 and December 31, 2008 is set forth below. The Company had no accruing loans past due more than 90 days at March 31, 2009 and December 31, 2008.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	March 31, 2009	December 31, 2008
Non-accrual Loans
Commercial and industrial loans	$699	$1,125
Real Estate	6,470	5,159
Real estate construction and land development	5,083	7,635
Consumer	85	80
Other	46	48
Restructured loans (non-accruing)	1,703	1,703
Total non-accrual	14,086	15,750
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$14,086	$15,750
Non-performing loans to total loans	2.89%	3.25%
Ratio of non-performing loans to allowance for credit losses	183.75%	218.05%
Loans considered to be impaired	$14,086	$15,750
Related allowance for credit losses on impaired loans	$439	$125

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(Dollars in thousands)	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2008

Balance, beginning of the year	$7,223	$3,887
Provision charged to operations	1,917	1,290
Losses charged to allowance	(1,564)	(851)
Recoveries	90	111
Allowance from acquisition of Service 1st	—	2,786

Balance, end of period	$7,666	$7,223
Ratio of non-performing loans to allowance for credit losses	183.75%	218.05%
Allowance for credit losses to total loans	1.57%	1.49%

As of March 31, 2009 the balance in the allowance for credit losses was $7,666,000 compared to $7,223,000 as of December 31, 2008.  For the three months ended March 31, 2009, charge offs totaled $1,564,000 and recoveries totaled $90,000 compared to charge offs of $65,000 and recoveries of $19,000 for the same period ended March 31, 2008.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $151,684,000 as of March 31, 2009 compared to $160,450,000 as of December 31, 2008.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

At March 31, 2009 and December 31, 2008, the allowance was 1.57% of total gross loans.  During the three months ended March 31, 2009, there were no major changes since year end in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Non-performing loans totaled $14,086,000 and $15,750,000 as of March 31, 2009 and December 31, 2008, respectively.  Management believes the allowance at March 31, 2009 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits increased $4,018,000 or 0.6% to $639,076,000 as of March 31, 2009 compared to $635,058,000 as of December 31, 2008.  Interest bearing deposits increased $14,654,000 or 3.1% to $487,606,000 as of March 31, 2009 compared to $472,952,000 as of December 31, 2008.  Non-interest bearing deposits decreased $10,636,000 or 6.6% to $151,470,000 as of March 31, 2009 compared to $162,106,000 as of December 31, 2008.  Interest bearing deposits include $4,960,000 in callable brokered CDs, the proceeds from which were used to purchase investment securities.  See the section on investments for further detail.

The composition of the deposits and average interest rates paid at March 31, 2009 and December 31, 2008 is summarized in the table below.

(Dollars in thousands)	March 31, 2009	% of Total Deposits	Effective Rate	December 31, 2008	% of Total Deposits	Effective Rate

NOW accounts	$111,699	17.5%	0.86%	$111,494	17.6%	0.47%
MMA accounts	143,274	22.4%	1.15%	128,239	20.2%	1.87%
Time deposits	211,085	33.0%	2.17%	211,987	33.4%	3.09%
Savings deposits	21,548	3.4%	0.27%	21,232	3.3%	0.35%
Total interest-bearing	487,606	76.3%	1.50%	472,952	74.5%	2.01%
Non-interest bearing	151,470	23.7%		162,106	25.5%
Total deposits	$639,076	100.0%		$635,058	100.0%

Short-term borrowings, utilized for liquidity, totaled $15,000,000 as of March 31, 2009 compared to $6,368,000 as of December 31, 2008.  Short-term borrowings at March 31, 2009, represent FHLB advances maturing within four months.  We maintain a line of credit with the FHLB collateralized by investment securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long-term borrowings of $14,000,000 at March 31, 2009 represent FHLB advances with weighted average interest of 3.08% and weighted average maturity of 2.1 years.  Long-term borrowings as of December 31, 2009 were $19,000,000 and consisted of FHLB advances with weighted average interest rate of 3.08%.

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

The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2009, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2009, the rate was 2.73%.  Interest expense recognized by the Company for the period ended March 31, 2009 was $46,000.

Capital

Our stockholders’ equity increased to $82,047,000 as of March 31, 2009 compared to $75,375,000 as of December 31, 2008.  The increase in stockholders’ equity is a result of $7,000,000 in preferred stock and common stock warrants issued to the Treasury under the Capital Purchase Program, net income of $1,259,000 for the three months ended March 31, 2009, and the effect of stock-based compensation expense of $77,000, offset by an increase in unrealized losses on the available-for-sale investment securities of $1,630,000, and preferred stock dividends and accretion of $49,000.

We participated in the U. S. Treasury Capital Purchase Program under the Emergency Economic Stabilization Act.  The Company issued preferred stock and warrants to issue common stock and received $7,000,000 in cash under this program.  The Company agreed to restrict dividend payments on common stock to no more than historic levels while our preferred stock is owned by the U. S. Treasury.  See Note 11 to the unaudited Consolidated Financial Statements in this report for a more detailed discussion.

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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$62,926	8.53%	$54,519	8.67%
Minimum regulatory requirement	$29,521	4.00%	$25,148	4.00%

Central Valley Community Bank	$59,733	8.12%	$51,296	8.18%
Minimum requirement for “Well-Capitalized” institution	$36,787	5.00%	$31,360	5.00%
Minimum regulatory requirement	$29,430	4.00%	$25,088	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$62,926	10.62%	$54,519	9.33%
Minimum regulatory requirement	$23,719	4.00%	$23,374	4.00%

Central Valley Community Bank	$59,733	10.11%	$51,296	8.81%
Minimum requirement for “Well-Capitalized” institution	$35,437	6.00%	$34,934	6.00%
Minimum regulatory requirement	$23,625	4.00%	$23,289	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$70,313	11.86%	$61,742	10.57%
Minimum regulatory requirement	$47,439	8.00%	$46,748	8.00%

Central Valley Community Bank	$67,116	11.36%	$58,519	10.05%
Minimum requirement for “Well-Capitalized” institution	$59,062	10.00%	$58,223	10.00%
Minimum regulatory requirement	$47,250	8.00%	$46,579	8.00%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2009, the Company had unpledged securities totaling $80,684,000 available as a secondary source of liquidity.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established Federal funds lines with correspondent banks.  At March 31, 2009 our available borrowing capacity includes approximately $34,000,000 in Federal funds lines with our correspondent banks and $3,043,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At March 31, 2009, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2009 and December 31, 2008:

Credit Lines (In thousands)	March 31, 2009	December 31, 2008
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$34,000	$39,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$32,043	$38,207
Balance outstanding	$29,000	$19,000
Collateral pledged	$44,779	$54,350
Fair value of collateral	$43,648	$52,783
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$1,841	$1,878
Balance outstanding	$—	$—
Collateral pledged	$1,849	$1,885
Fair value of collateral	$1,879	$1,929

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note 6 — Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 11 — Commitments and Contingencies in the Company’s 2008 Annual Report to Shareholders’ on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 8 — Commitments and Contingencies in the Company’s 2008 Annual Report to Shareholders’ on Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2009, approximately 83.1% of our loan portfolio was tied to adjustable rate indices. The majority of these adjustable rate loans are tied to prime and reprice within 90 days. The majority of our time deposits have a fixed rate of interest.  As of March 31, 2009, 92.0% of our time deposits mature within one year or less.

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

Approximately 83.1% of our loan portfolio is tied to adjustable rate indices and 33.5% of our loan portfolio reprices within 90 days.  As of March 31, 2009, we had 297 loans totaling $159,157,000 with floors ranging from 4% to 8.5% and ceilings ranging from 7% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the three months ending March 31, 2009 under the interest rate shock scenarios stated.  The table was prepared as of March 31, 2009, at which time prime interest rate was 3.25%.  The amounts identified in the table are not materially different from what we showed at December 31, 2008.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income ($000)	$ Change from Rates at March 31, 2009 ($000)	Percent Change from Rates at March 31, 2009
UP 300 bps	$34,084	811	2.44%
UP 200 bps	33,662	389	1.17%
UP 100 bps	33,315	42	0.13%
UNCHANGED	33,273	—	—
DOWN 25 bps	33,243	(30)	(0.09)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.”

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

Central Valley Community Bancorp

Date: May 13, 2008	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 13, 2008	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002