Form 10-Q
period 2009-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2009-07-31
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 N. Financial Dr, Suite 101, Fresno, California	93720
(Address of principal executive offices)	(Zip code)

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

As of July 30, 2009 there were 7,664,802 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP

2009 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$16,879	$18,061
Federal funds sold	10,047	1,457
Total cash and cash equivalents	26,926	19,518
Interest bearing deposits in other banks	100	—
Available-for-sale investment securities (Amortized cost of $169,084 at June 30, 2009 and $185,405 at December 31, 2008)	163,642	185,718
Held-to-maturity, at amortized cost	5,701	7,040
Loans, less allowance for credit losses of $8,592 at June 30, 2009 and $7,223 at December 31, 2008	483,506	477,015
Bank premises and equipment, net	6,566	6,900
Other real estate owned	2,550	—
Bank owned life insurance	10,808	10,808
Federal Home Loan Bank stock	3,140	3,140
Goodwill	23,773	23,773
Core deposit intangibles	1,819	2,026
Accrued interest receivable and other assets	19,092	16,775
Total assets	$747,623	$752,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$143,416	$162,106
Interest bearing	478,303	472,952
Total deposits	621,719	635,058
Short-term borrowings	15,000	6,368
Long-term debt	14,000	19,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	10,996	11,757
Total liabilities	666,870	677,338
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; $1,000 per share liquidation preference; authorized - 10,000,000 shares issued and outstanding - 7,000 shares and none at June 30, 2009 and December 31, 2008	6,578	—
Common stock, no par value; 80,000,000 authorized issued and outstanding - 7,664,802 at June 30, 2009 and 7,642,280 at December 31, 2008	31,193	30,479
Retained earnings	46,247	44,708
Accumulated other comprehensive (loss) income, net of tax	(3,265)	188
Total shareholders’ equity	80,753	75,375
Total assets	$747,623	$752,713

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except earnings per share amounts)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$7,515	$6,201	$15,055	$12,686
Interest on Federal funds sold	3	57	14	128
Interest and dividends on investment securities:
Taxable	2,128	1,013	4,339	1,917
Exempt from Federal income taxes	806	228	1,513	457
Total interest income	10,452	7,499	20,921	15,188
INTEREST EXPENSE:
Interest on deposits	1,499	1,516	3,281	3,192
Interest on junior subordinated deferrable interest debentures	36	—	77	—
Other	169	257	330	421
Total interest expense	1,704	1,773	3,688	3,613
Net interest income before provision for credit losses	8,748	5,726	17,233	11,575
PROVISION FOR CREDIT LOSSES	2,500	135	4,417	270
Net interest income after provision for credit losses	6,248	5,591	12,816	11,305
NON-INTEREST INCOME:
Service charges	858	843	1,678	1,646
Appreciation in cash surrender value of bank owned life insurance	97	62	195	124
Loan placement fees	75	22	121	55
Federal Home Loan Bank stock dividends	—	29	—	56
Net realized gains on sales and calls of investment securities	62	—	511	—
Other income	309	318	634	631
Total non-interest income	1,401	1,274	3,139	2,512
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,642	2,847	7,330	5,716
Occupancy and equipment	944	675	1,889	1,310
Other expense	2,543	1,444	4,750	2,912
Total non-interest expenses	7,129	4,966	13,969	9,938
Income before provision for income taxes	520	1,899	1,986	3,879
PROVISION FOR INCOME TAXES	56	584	263	1,259
Net income	$464	$1,315	$1,723	$2,620

Preferred stock dividends and accretion	$(135)	$—	$(184)	$—
Net income available to common shareholders	$329	$1,315	$1,539	$2,620
Net income per common share:
Basic earnings per share	$0.04	$0.22	$0.20	$0.44
Weighted average common shares used in basic computation	7,651,918	5,991,101	7,647,128	5,984,025
Diluted earnings per share	$0.04	$0.21	$0.20	$0.42
Weighted average common shares used in diluted computation	7,760,014	6,277,690	7,765,519	6,277,015
Cash dividends per share	$—	$0.10	$—	$0.10

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE SIX MONTH PERIOD ENDED JUNE 30, 2009

(Unaudited)

(In thousands except share and per share	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’	Total Comprehensive
amounts)	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income (Loss)
Balance, January 1, 2008	—	$—	5,975,316	$13,571	$40,483	$140	$54,194
Comprehensive income:
Net income					5,139		5,139	$5,139
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale investment securities						48	48	48
Total comprehensive income								$5,187
Cash dividend - $.10 per share					(598)		(598)
Repurchase and retirement of common stock			(5,436)	(56)	—		(56)
Stock issued for acquisition			1,628,397	16,600			16,600
Stock-based compensation expense			—	100			100
Stock options exercised and related tax benefit			44,003	264			264
Cumulative effect of adopting Emerging Issues Task Force (EITF) 06-04					(316)		(316)

Balance, December 31, 2008	—	—	7,642,280	30,479	44,708	188	75,375
Comprehensive loss:
Net income					1,723		1,723	$1,723
Other comprehensive loss, net of tax:
Net change in unrealized gain on available-for-sale investment securities						(3,453)	(3,453)	(3,453)
Total comprehensive loss								$(1,730)
Issuance of preferred stock	7,000	6,540					6,540
Issuance of common stock warrants				460			460
Stock-based compensation expense				149			149
Stock options exercised and related tax benefit			22,522	105			105
Preferred stock dividends and accretion		38			(184)		(146)

Balance, June 30, 2009	7,000	$6,578	7,664,802	$31,193	$46,247	$(3,265)	$80,753

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,723	$2,620
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	110	(66)
Depreciation, accretion and amortization, net	(312)	533
Stock-based compensation	149	122
Tax benefit from exercise of stock options	(8)	(57)
Provision for loan losses	4,417	270
Net realized gains on sales and calls of available-for-sale investment securities	(511)	—
Increase in bank owned life insurance, net of expenses	(190)	(124)
FHLB stock dividends	—	(56)
Net increase in accrued interest receivable and other assets	(143)	(1,172)
Net (decrease) increase in accrued interest payable and other liabilities	(1,204)	5,176
Provision for deferred income taxes	(8)	(22)
Net cash provided by operating activities	4,023	7,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(25,490)	(30,489)
Purchases of held-to-maturity investment securities	(3)	—
Proceeds from sales or calls of available-for-sale investment securities	23,620	—
Proceeds from maturity of available-for-sale investment securities	2,885	5,250
Proceeds from principal repayments of available-for-sale investment securities	16,872	9,539
Proceeds from principal repayments of held-to-maturity investment securities	1,500	—
Net increase in interest bearing deposits in other banks	(100)	(5,000)
Proceeds from bank owned life insurance	430	—
Net increase in loans	(13,266)	(11,140)
Purchases of premises and equipment	(359)	(742)
Net cash provided by (used in) investing activities	6,089	(32,582)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(19,997)	13,827
Net increase in time deposits	6,658	658
Proceeds from issuance of preferred stock and warrants	7,000	—
Proceeds from short-term borrowings from Federal Home Loan Bank	10,000	145,500
Proceeds from long-term borrowings from Federal Home Loan Bank	—	19,000
Repayments of short-term borrowings to Federal Home Loan Bank	—	(145,600)
Repayments of borrowings from other financial institutions	(6,368)	—
Proceeds from exercise of stock options	97	150
Tax benefit from exercise of stock options	8	57
Cash dividend payments	(102)	(598)
Net cash (used in) provided by financing activities	(2,704)	32,994
Increase in cash and cash equivalents	7,408	7,636
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,518	31,644
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,926	$39,280
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$3,930	$3,526
Income taxes	$450	$1,965
Non-Cash Investing Activities:
Change in unrealized losses on available-for-sale investment securities, net of tax	$(3,453)	$(2,087)
Non-Cash Financing Activities:
Tax benefit from stock options exercised	$8	$57
Transfer of loans to other real estate owned	$2,550	$—

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at June 30, 2009 and December 31, 2008, and the results of its operations for the three and six month interim periods ended June 30, 2009 and June 30, 2008 and its cash flows for the six month interim periods ended June 30, 2009 and June 30, 2008 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2009 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.  The Company evaluated all events or transactions that occurred from June 30, 2009 to July 31, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable or non recognizable subsequent events.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way entities account for securitizations and special-purpose entities as follows:

SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The Company will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required.  Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 771,359 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 10,936 remain reserved for future grants as of June 30, 2009.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 43,500 shares reserved for issuance for options already granted to employees and 432,500 remain reserved for future grants as of June 30, 2009.   The plan requires that the exercise price may not be less than 100% of the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

Stock Option Compensation

For the six month periods ended June 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $149,000 and $122,000, respectively.  For the quarter ended June 30, 2009 and 2008, compensation cost recognized was $72,000 and $59,000, respectively.  The recognized tax benefit for stock option compensation expense was $19,000 and $57,000, for the six month periods ended June 30, 2009 and 2008, respectively.  For the three month periods ended June 30, 2009 and 2008, recognized tax benefits were $13,000 and $49,000, respectively.  As of June 30, 2009, there was $589,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans.  The cost is expected to be recognized over a weighted average period of 2.6 years.

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

Stock Option Activity

A summary of the combined activity of the plans follows:

	Six Months Ended June 30, 2009
		Weighted	Weighted	Average
		Average	Average Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)

Options outstanding, beginning of period	823,881	$6.60
Options granted	13,500	$5.21
Options exercised	(22,522)	$4.32
Options outstanding, end of period	814,859	$6.64	3.73	$563
Options vested or expected to vest at June 30, 2009	791,446	$6.54	5.05	$563
Options exercisable, end of period	669,009	$6.11	2.91	$563

There were 22,522 options exercised in the six months ended June 30, 2009 and the total intrinsic value of options exercised in the six months ended June 30, 2009 and 2008 was $18,000 and $142,000, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	Three Months Ended		Six Months Ended
In thousands (except share and per share	June 30,		June 30,
amounts)	2009	2008	2009	2008
Net income	$464	$1,315	$1,723	$2,620

Less: Preferred stock dividends and accretion	135	—	184	—
Income available to common shareholders	$329	$1,315	$1,539	$2,620
Weighted average shares outstanding	7,651,918	5,991,101	7,647,128	5,984,025
Net income per share	$0.04	$0.22	$0.20	$0.44

Diluted Earnings Per Share	Three Months Ended		Six Months Ended
In thousands (except share and per share	June 30,		June 30,
amounts)	2009	2008	2009	2008
Net income	$464	$1,315	$1,723	$2,620
Less: Preferred stock dividends and accretion	135	—	184	—
Income available to common shareholders	$329	$1,315	$1,539	$2,620

Weighted average shares outstanding	7,651,918	5,991,101	7,647,128	5,984,025
Effect of dilutive stock options	108,096	286,589	118,391	292,990
Weighted average shares of common stock and common stock equivalents	7,760,014	6,277,690	7,765,519	6,277,015
Net income per diluted share	$0.04	$0.21	$0.20	$0.42

Note 4.  Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities and are classified as either available-for-sale or held to maturity.  As of June 30, 2009, $88,558,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.  Total investments were $169,343,000 at June 30, 2009 compared to $192,758,000 at December 31, 2008, a decrease of $23,415,000 or 12.1%.

The fair value of the available-for-sale investment portfolio reflected an unrealized loss of $5,442,000 at June 30, 2009 compared to an unrealized gain of $313,000 at December 31, 2008.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross
June 30, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government agencies	$1,867	$34	$—	$1,901
Obligations of states and political subdivisions	66,395	1,914	(1,416)	66,893
U.S. Government agencies collateralized by mortgage obligations	42,515	980	(1,393)	42,102
Other securities	58,307	902	(6,463)	52,746
	$169,084	$3,830	$(9,272)	$163,642

June 30, 2009 Investment Type – Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Other securities	$5,701	$3	$(139)	$5,565

December 31, 2008 Investment Type - Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Government agencies	$12,745	$116	$(1)	$12,860
Obligations of states and political Subdivisions	56,961	2,469	(808)	58,622
U.S. Government agencies collateralized by mortgage obligations	44,967	813	(23)	45,757
Other securities	70,732	4,069	(6,322)	68,479
	$185,405	$7,467	$(7,154)	$185,718

December 31, 2008 Investment Type – Held-to-Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Other securities	$7,040	$—	$(340)	$6,700

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

At June 30, 2009, the Company had a total of 52 whole loan CMO holdings with a remaining principal balance of $57,309,000 and a net unrealized loss of approximately $7,167,000.  Five of these securities account for $5,863,000 of the unrealized loss at June 30, 2009.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  By analyzing the projected future cash flows of the tranche of the specific securities, the Company has determined that there is no impairment and as such, is not taking any action to write-down these securities.  These investment securities continue to demonstrate cash flows as expected and the credit support component of these tranches has increased from the origination date.  As of June 30, 2009, management does not believe the loss in market value of these securities is other than temporary.  We have also evaluated the credit ratings of our other investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

Note 5.  Fair Value Measurements

Fair Value of Financial Instruments

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$16,879	$16,879	$18,061	$18,061
Federal funds sold	10,047	10,047	1,457	1,457
Available-for-sale investment securities	163,642	163,642	185,718	185,718
Held-to-maturity investment securities	5,701	5,565	7,040	6,700
Loans and leases, net	483,506	508,230	477,081	482,819
Bank owned life insurance	10,808	10,808	10,808	10,808
FHLB stock	3,140	3,140	3,140	3,140
Accrued interest receivable	3,440	3,440	3,710	3,710

Financial liabilities:
Deposits	621,719	623,297	635,058	638,359
Accrued interest payable	790	790	718	718
Short-term borrowings	15,000	15,000	6,368	6,368
Subordinated debentures	5,155	5,155	5,155	5,155
Long-term debt	14,000	14,565	19,000	19,740

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

The following methods and assumptions were used to estimate the fair value of financial instruments.  For cash and cash equivalents, variable-rate loans and leases, accrued interest receivable and payable, FHLB stock, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value.  For investment securities, fair values are based on quoted market prices, quoted market prices for similar securities, and discounted cash flow modeling from an independent pricing service.  The fair values for fixed-rate loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities.  The fair value of subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

Fair Value Measurements under SFAS 157

Fair Value Hierarchy

In accordance with FASB Statement No. 157 (SFAS 157), Fair Value Measurements, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Valuations within these levels are based upon:

Level 1 — Quoted market prices for identical instruments traded in active exchange markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3 — Model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability.  Valuation techniques include management judgment and estimation which may be significant.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2009:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements.

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities	$163,642	$16	$150,928	$12,698

Fair values for available-for-sale investment securities, which include debt securities of U.S. Governmental agencies and obligations of states and political subdivisions, are based on quoted market prices for similar securities.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

Description	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$14,524	$—	$—	$14,524
Other real estate owned	2,550	—	—	2,550
Total	$17,074	$—	$—	$17,074

The fair value of impaired loans and other real estate owned is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows.

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

	Available For Sale Investment Securities
(In thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance, beginning of period	$13,197	$16,164
Total gains or losses (realized/unrealized)
Included in earnings	—	241
Included in other comprehensive income	4,631	6,270
Purchases, sales and principal payments	(6,270)	(11,463)
Transfers into and/or out of Level 3	1,365	1,486
Balance, end of period	$12,698	$12,698

Note 6. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive (loss) income for the three-month periods ended June 30, 2009 and 2008 was ($1,359,000) and $711,000, and was ($1,730,000) and $533,000 for the six month periods ended June 30, 2009 and 2008, respectively.

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

During the first half of 2009, the Company sold its participation interest in a loan which was the subject of the $3,500,000 cash holdback, the lead bank that purchased the Company’s participating interest in the loan at a discount and indemnified the Company against any further actions pursuant to the lawsuit.  Consequent to the lead bank purchasing the Company’s position, the Company collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In accordance with the escrow agreement, until the litigation is completely satisfied the remaining $2,454,000 may remain in the escrow fund.

The excess of the purchase price over the estimated fair value of the net assets acquired was $14,839,000, which was recorded as goodwill, is not subject to amortization, and is not deductible for tax purposes.  In addition, assets acquired also included a core deposit intangible of $1,400,000 which is being amortized using a straight-line method over a period of seven years with no significant residual value.  Amortization expense recognized in 2009 was $104,000.  Management has not identified any impairment indicators as of June 30, 2009.

The results of operations for the six months ended June 30, 2009 include the operating results of Service 1st for the full six months.  The following supplemental pro forma information discloses selected financial information for the periods indicated as though the Service 1st merger had been completed as of the beginning of each of the periods being reported.  Dollars are in thousands except per share data.

	Six Months Ended
	June 30,
	2009	2008
Revenue	$24,060	$25,129

Net income	$1,723	$3,138

Diluted earnings per share	$0.20	$0.33

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

Commitments to extend credit amounting to $133,204,000 and $160,450,000 were outstanding at June 30, 2009 and December 31, 2008, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $74,936,000 and $100,491,000 at June 30, 2009 and December 31, 2008, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $11,263,000 and $14,270,000 as of June 30, 2009 and December 31, 2008, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $610,000 and $1,554,000 were outstanding at June 30, 2009 and December 31, 2008, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2009 and December 31, 2008.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.   The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2009.

Note 10.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

June 30, 2009			December 31, 2008
Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
(Dollars in thousands)			(Dollars in thousands)
$10,000	0.58%	July 8, 2009	$5,000	2.73%	February 5, 2010
5,000	2.73%	February 5, 2010	5,000	3.00%	February 7, 2011
5,000	3.00%	February 7, 2011	5,000	3.10%	February 14, 2011
5,000	3.10%	February 14, 2011	4,000	3.59%	February 13, 2013
4,000	3.59%	February 13, 2013	—

29,000			19,000
(15,000)	Less short-term portion		—	Less short-term portion

$14,000	Long-term debt		$19,000	Long-term debt

FHLB advances are secured by investment securities and loans with amortized costs totaling $136,825,000 and $54,350,000, and market values totaling $142,346,000 and $52,783,000 at June 30, 2009 and December 31, 2008, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of December 31, 2008, the Company had Federal funds purchased of $6,368,000.

Note 11.  Capital Purchase Program - Troubled Asset Relief Program

On January 30, 2009, the Company participated in the United States Department of the Treasury’s (the Treasury) Capital Purchase Program, and in connection therewith, entered into a Letter Agreement (the Purchase Agreement) with Treasury, pursuant to which the Company issued and sold (i) 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (the Series A Preferred Stock) and (ii) a warrant (the Warrant) to purchase 158,133 shares of the Company’s common stock, no par value, (the Common Stock) for an aggregate purchase price of $7,000,000 in cash.

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

The Securities and Exchange Commission (SEC) maintains a web site which contains reports, proxy statements, and other information pertaining to registrants that file electronically with the SEC, including the Company. The internet address is: www.sec.gov. In addition, our periodic and current reports are available free of charge on our website at www.cvcb.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole. The Company evaluated all events or transactions that occurred from June 30, 2009 to July 31, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable or non recognizable subsequent events.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way entities account for securitizations and special-purpose entities as follows:

SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The Company will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required.  Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.

There have been no other changes to the Company’s critical accounting policies from those discussed in the Company’s 2008 Annual Report to Shareholders on Form 10-K.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Second Quarter 2009

On November 12, 2008, the Company completed its acquisition of Service 1st Bancorp with total assets of $224 million (the “Service 1st merger”).  The Company paid cash of $5,972,000 inclusive of a $3,500,000 escrow amount related to litigation on one Service 1st loan and issued 1,628,397 new shares of common stock in conjunction with this acquisition, adding full-service branches in Stockton, Lodi and Tracy, $192 million in deposits and $123 million in loans.  In connection with the transaction, Service 1st Bank was merged with and into Central Valley Community Bank.  The results of operations for the quarter and six months ended June 30, 2009 include the operating results of Service 1st for the full periods.

In the second quarter of 2009, our consolidated net income was $464,000 compared to net income of $1,315,000 for the same period in 2008.  Diluted EPS was $0.04 for the second quarter 2009 compared to $0.21 for the second quarter 2008.  The decrease in net income was principally due to increases in the provision for loan losses and non-interest expenses, partially offset by decreasing rates paid on interest bearing liabilities outpacing the decreases in yields on earning assets.  Our net interest margin increased 47 basis points for the second quarter of 2009 compared to the same period in 2008.  Additionally, average total loans increased 38.7% and average total interest-bearing liabilities increased 57.4%.

Annualized return on average equity for the second quarter of 2009 was 2.28% compared to 9.71% for the same period in 2008.  Total average equity was $81,537,000 for the second quarter 2009 compared to $54,136,000 for the second quarter 2008.  Equity increased primarily as a result of the net income included in retained earnings and proceeds from the issuance of preferred stock offset by an increase in other comprehensive loss.

First Six Months of 2009

For the six months ended June 30, 2009, our consolidated net income was $1,723,000 compared to net income of $2,620,000 for the same period in 2008.  Diluted EPS was $0.20 for the first six months of 2009 compared to $0.42 for the first six months of 2008.  The decrease in net income was primarily due to an increase in the provision for loan losses and an increase in FDIC insurance assessments.  The decrease in interest rates reflective of the 500 basis point decline in rates by the Federal Reserve Bank since September 2007 was also a factor.  During the first half of 2009, the Company has reduced interest rates on deposits while maintaining the yield on interest-earning assets, and as a result our net interest margin has increased.  Net interest income increased $5,658,000 or 48.9%.  Non-interest income also increased $627,000 or 25.0%, however the provision for credit losses increased $4,417,000 and non-interest expense increased $4,031,000 in the first six months of 2009 compared to 2008.

Annualized return on average equity for the six months ended June 30, 2009 was 4.21% compared to 9.63% for the same period in 2008.  Annualized return on average assets for the six months ended June 30, 2009 was 0.46% compared to 1.06% for the same period in 2008.  Total average equity was $81,819,000 for the six months ended June 30, 2009 compared to $54,400,000 for the same period in 2008.  Equity increased primarily as a result of the Service 1st acquisition, issuance of preferred stock and common stock warrants to the US Treasury, and our net income included in retained earnings.

In comparing the first half of 2009 to the first half of 2008, our balance sheet increased primarily as a result of the Service 1st acquisition.  Average total assets increased $257,994,000 or 52.0%.  Average total loans increased $141,433,000 or 40.8% in the first six months of 2009 compared to the same period in 2008 while average interest-bearing liabilities increased $201,746,000 or 65.3% over the same period.  Our net interest margin for the first six months of 2009 was 5.37% compared to 5.22% for the same period in 2008.  The margin increased principally due to the decrease in rates on interest-bearing liabilities outpacing the decrease in yield on earning assets.  For the six months ended June 30, 2009, the effective yield on loans decreased 94 basis points reflecting the declining interest rates since September 2007.  The effective yield on investment securities including Federal funds sold increased 171 basis points.  This resulted in the effective yield on interest earning assets decreasing 34 basis points to 6.47% compared to 6.81% for the same period in 2008.  The cost of total interest-bearing liabilities decreased 88 basis points to 1.46% compared to 2.34% for the same period in 2008. The cost of total deposits decreased 53 basis points to 1.05% for the six months ended June 30, 2009 compared to 1.58% for the same period in 2008. Net interest income for the first half of 2009 was $17,233,000, compared to $11,575,000 for the same period in 2008, an increase of $5,658,000 or 48.9%.  Net interest income increased as a result of the increased levels of earning assets partially offset by the increased levels of interest-bearing liabilities.  The increases were primarily from the Service 1st acquisition and also from our organic growth. The Bank had non-accrual loans totaling $14,524,000 at June 30, 2009, compared to $15,750,000 at December 31, 2008 and $366,000 at June 30, 2008.  The Company had other real estate owned at June 30, 2009 totaling $2,550,000, compared to none at December 31, 2008, or June 30, 2008.

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

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, Madera, Sacramento, Stanislaus, and San Joaquin Counties of central California.  Additionally, we have a private banking office in Sacramento County, a loan production office in Modesto, and a planned branch opening in Merced, California.  As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

At June 30, 2009, we had total loans of $492,098,000, total assets of $747,623,000, total deposits of $621,719,000, and shareholders’ equity of $80,753,000.

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

The Bank operates 15 branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, Tracy, Stockton, Lodi, and Sacramento, California; and a loan production office which serves the Modesto, California community.  A new office (the Bank’s 16th branch) is planned to open in Merced, California during the third quarter of 2009  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2008 FDIC data, the Bank’s branches in Fresno, Madera and San Joaquin Counties had a 2.40% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders;
•	Return on average assets;
•	Return on average equity;
•	Asset quality;
•	Asset growth;
•	Operating efficiency; and
•	Liquidity.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 4.21% for the six months ended June 30, 2009 compared to 8.82% for the year ended December 31, 2008 and 9.63% for the six months ended June 30, 2008.  Our net income for the six months ended June 30, 2009 decreased $897,000 or 34.2% to $1,723,000 compared to $2,620,000 for the six months ended June 30, 2008.  Net income decreased due to increases in the provision for credit losses and non-interest expenses, offset by increases in net interest income, and non-interest income.  Net interest margin (NIM) increased 15 basis points comparing the six month periods ended June 30, 2009 and 2008.  Diluted EPS was $0.20 for the six months ended June 30, 2009 and $0.42 for the same period in 2008.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2009 was 0.46% compared to 0.95% for the year ended December 31, 2008 and 1.06% for the six months ended June 30, 2008.  The decrease in ROA compared to December 2008 is due to the decrease in net income relative to our increase in average assets.  Average assets for the six months ended June 30, 2009 were $753,938,000 compared to $541,789,000 for the year ended December 31, 2008.  ROA for our peer group was -0.37% at March 31, 2009.  Peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 5.37% for the first half of 2009, compared to 5.22 % for the same period in 2008.  The increase in net interest margin is principally due to a decrease in the Company’s cost of funds which was greater than the decrease in our yield on earning assets.  In comparing the two periods, the effective yield on total earning assets decreased 34 basis points, while the cost of total interest bearing liabilities decreased 88 basis points and the cost of total deposits decreased 53 basis points.  The Company’s total cost of deposits for the six months ended June 30, 2009 was 1.05% compared to 1.58% for the same period in 2008.  The Company has less exposure than many of its competitors to interest rate risk as 24.5% of its average deposits are non-interest bearing.  Net interest income for the first half of 2009 was $17,233,000 compared to $11,575,000 for the same period in 2008.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities.  Non-interest income for the first six months of 2009 increased $627,000 or 25.0% to $3,139,000 compared to $2,512,000 for the six months ended June 30, 2008 mainly due to increases in gains from sales and calls of investment securities, service charge income, loan placement fees, and other income, partially offset by a decrease in FHLB stock dividends.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of non-performing loans as a percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $14,524,000 or 2.95% of total loans as of June 30, 2009, $15,750,000 or 3.25% of total loans at December 31, 2008, and $366,000 or 0.10% of total loans as of June 30, 2008.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectibility has been reasonably assured.  The Company had other real estate owned at June 30, 2009 totaling $2,550,000, and none at December 31, 2008, or June 30, 2008.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased slightly by 0.7% during the first six months of 2009 to $747,623,000 as of June 30, 2009 from $752,713,000 as of December 31, 2008.  Total gross loans increased 1.6% to $492,098,000 as of June 30, 2009 compared to $484,238,000 as of December 31, 2008.  Total deposits decreased 2.1% to $621,719,000 as of June 30, 2009 compared to $635,058,000 as of December 31, 2008.  Our loan to deposit ratio at June 30, 2009 was 79.2% compared to 76.3% at December 31, 2008.  The loan to deposit ratio of our peers was 93.5% at March 31, 2009.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 69.3% for the first six months of 2009 compared to 69.8% for the six months ended June 30, 2008.  The improvement in the efficiency ratio is due to an increase in net interest income partially offset by an increase in operating expenses.  The Company’s net interest income before provision for credit losses plus non-interest income increased 44.6% to $20,372,000 for the six months ended June 30, 2009 compared to $14,087,000 for the same period in 2008, while operating expenses increased 40.6% to $13,969,000 from $9,938,000 for the same period in 2008.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include withdrawals of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Six Months of 2009 Compared to the Six months ended June 30, 2008:

Net income decreased to $1,723,000 for the six months ended June 30, 2009 compared to $2,620,000 for the six months ended June 30, 2008.  Basic earnings per share were $0.20 and $0.44 for the six months ended June 30, 2009 and 2008, respectively.  Diluted earnings per share were $0.20 for the six months ended June 30, 2009 and $0.42 for the same period in 2008.  Annualized ROE was 4.21% for the six months ended June 30, 2009 compared to 9.63% for the six months ended June 30, 2008.  Annualized ROA for the six months ended June 30, 2009 was 0.46% compared to 1.06% for the six months ended June 30, 2008.

Net income for the six months ended June 30, 2009 compared to the same period in the prior year decreased due mainly to increases in the provision for credit losses and non-interest expenses, partially offset by increases in net interest income and non-interest income, and a decrease in the provision for income taxes.  Net interest income increased due to an increase in the level of interest earning assets and a decrease in our cost of interest-bearing liabilities, partially offset by a decrease in the yield on interest earning assets and an increase in the level of average interest-bearing-liabilities, .  Non-interest expenses increased primarily due to salaries and benefits and other expenses including a significant increase in our FDIC insurance assessments.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE SIX MONTHS ENDED			FOR THE SIX MONTHS ENDED
	JUNE 30, 2009			JUNE 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning deposits in other banks	$1,196	$5	0.84%	$137	$2	2.92%
Securities
Taxable securities	118,943	4,334	7.29%	70,968	1,915	5.40%
Non-taxable securities (1)	62,980	2,292	7.28%	24,731	692	5.60%
Total investment securities	181,923	6,626	7.28%	95,699	2,607	5.45%
Federal funds sold	10,136	14	0.28%	10,118	128	2.54%
Total securities	193,255	6,645	6.88%	105,954	2,737	5.17%
Loans (2) (3)	474,456	15,055	6.40%	346,831	12,686	7.34%
Federal Home Loan Bank stock	3,140	—	—	2,044	56	5.48%
Total interest-earning assets	670,851	$21,700	6.47%	454,829	$15,479	6.81%
Allowance for credit losses	(7,665)			(3,986)
Non-accrual loans	13,947			139
Other real estate owned	2,038			0
Cash and due from banks	18,357			16,183
Bank premises and equipment	6,722			5,863
Other non-earning assets	49,688			22,916
Total average assets	$753,938			$495,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$130,370	$452	0.70%	$72,541	$125	0.35%
Money market accounts	131,539	668	1.02%	95,124	1,006	2.12%
Time certificates of deposit, under $100,000	87,588	877	2.02%	59,951	1,012	3.39%
Time certificates of deposit, $100,000 and over	125,916	1,284	2.06%	52,221	1,049	4.03%
Total interest-bearing deposits	475,413	3,281	1.39%	279,837	3,192	2.29%
Other borrowed funds	35,528	407	2.31%	29,358	421	2.88%
Total interest-bearing liabilities	510,941	$3,688	1.46%	309,195	$3,613	2.34%
Non-interest bearing demand deposits	153,995			126,897
Other liabilities	7,183			5,452
Shareholders’ equity	81,819			54,400
Total average liabilities and shareholders’ equity	$753,938			$495,944

Interest income and rate earned on average earning assets		$21,700	6.47%		$15,479	6.81%
Interest expense and interest cost related to average interest-bearing liabilities		3,688	1.46%		3,613	2.34%

Net interest income and net interest margin (4)		$18,012	5.37%		$11,866	5.22%

(1)               Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $779 and $235 in 2009 and 2008, respectively.

(2)               Loan interest income includes loan fees of $274 in 2009 and $406 in 2008.

(3)               Average loans do not include non-accrual loans.

(4)               Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $2,369,000 or 18.7% in the first six months of 2009 compared to the same period in 2008.  Average total loans for the first six months of 2009 increased 40.8% to $488,403,000 compared to $346,970,000 for the same period in 2008.  While loan growth was positive, the yield on average total loans decreased 94 basis points to 6.40% for the first six months of 2009 compared to 7.34% for the same period in 2008 largely due to the 500 basis points decline in interest rates by the Federal Reserve Bank since September 2007.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the decrease in the prime interest rate.  We are committed to providing our customers with the best price; however we are also committed to increasing our value to shareholders and strong asset quality.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $3,364,000 in the first six months of 2009 to $5,866,000 compared to $2,502,000 for the same period in 2008, mainly due to the 82.4% increase in average balances of total investment securities and increased yields due to the acquisition of Service 1st.  Income from investments represents 34.0% of net interest income for the six months ended June 30, 2009 compared to 21.6% for the same period in 2008.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2009, we held $96,524,000 or 57.0% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 7.4%.  We understand the interest rate risks, credit risks, and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At June 30, 2009, the average life of the investment portfolio was 8.4 years and the market value reflected a pre-tax unrealized loss of $5,442,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2009, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $15,865,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $14,246,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first six months of 2009 increased $5,733,000 or 37.8% to $20,921,000 compared to $15,188,000 for the six months ended June 30, 2008.  The increase was due to the 47.5% increase in the average balance of interest earning assets partially offset by the 34 basis point decrease in the yield on those assets.  The yield on interest earning assets decreased to 6.47% for the six months ended June 30, 2009 from 6.81% for the six months ended June 30, 2008.  Average interest earning assets increased to $670,851,000 for the six months ended June 30, 2009 compared to $454,829,000 for the six months ended June 30, 2008.  The $216,022,000 increase in average earning assets can be attributed to the Service 1st acquisition and our own organic growth in loans.

Interest expense on deposits for the six months ended June 30, 2009 increased $89,000 or 2.8% to $3,281,000 compared to $3,192,000 for the six months ended June 30, 2008.  This increase was due to an increase in average interest bearing deposits of $195,576,000 or 69.9% partially offset by an 90 basis point decrease in deposit rates due to the repricing of deposits in the lower current interest rate environment.  Average interest-bearing deposits were $475,413,000 for the six months ended June 30, 2009 compared to $279,837,000 for the same period ended June 30, 2008.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) increased 42.9% to $394,161,000 for the six months ended June 30, 2009 compared to $275,806,000 for the three months ended June 30, 2008.  Total average CDs increased 90.3% to $213,504,000 from $112,172,000.  The overall cost of our deposits decreased to 1.05% for the six months ended June 30, 2009 compared to 1.58% for the six months ended June 30, 2008.

Average other borrowed funds increased $6,170,000 or 21.0% to $35,528,000 with an effective rate of 2.31% for the six months ended June 30, 2009 compared to $29,358,000 with an effective rate of 2.88% for the six months ended June 30, 2008.  As a result interest expense increased $75,000 to $3,688,000 for the six months ended June 30, 2009 from $3,613,000 for the six months ended June 30, 2008.  Other borrowings are advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long term borrowings.  Short-term advances were utilized to provide liquidity during the period and long-term advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.   See the section on Financial Condition for more detail.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2009 increased by $5,658,000 or 48.9% to $17,233,000 compared to $11,575,000 for the six months ended June 30, 2008.  This increase was primarily due to the increase in average interest earning assets along with the 15 basis point increase in the net interest margin partially offset by an increase in average interest bearing liabilities.  Average interest earning assets were $670,851,000 for the six months ended June 30, 2009 with a net interest margin of 5.37% compared to $454,829,000 with a net interest margin of 5.22% for the six months ended June 30, 2008.  Average interest bearing liabilities were $510,941,000 for the six months ended June 30, 2009 compared to $309,195,000 for the same period in 2008.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	June 30, 2009 Amount	% of Total Loans	December 31, 2008 Amount	% of Total Loans

Commercial and industrial	$2,640	27.1%	$1,777	26.7%
Agricultural land and production	602	8.2%	235	6.7%
Real estate	3,032	42.5%	2,570	44.6%
Real estate - construction and other land loans	917	12.5%	820	11.9%
Equity loans and lines of credit	208	7.1%	64	6.8%
Consumer and installment	426	2.5%	593	3.1%
Other	38	0.1%	64	0.2%
Unallocated reserves	729	—	1,100	—
Total allowance for credit losses	$8,592	100.0%	$7,223	100.0%

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first six months of 2009 were $4,417,000 compared to $270,000 for the same period in 2008.  The increase in 2009 is due to our assessment of the required level and overall adequacy of the allowance for credit losses and growth in the portfolio.  During the six months ended June 30, 2009, the Company had net charge offs totaling $3,048,000 compared $81,000 for the same period in 2008.

The Company had non-performing loans totaling $14,524,000 as of June 30, 2009, $15,750,000 as of December 31, 2008, and $366,000 as of June 30, 2008.  Non-performing loans as a percentage of loans were 2.95% at June 30, 2009 compared to 3.25% at December 31, 2008, and 0.10% at June 30, 2008.  Other Real Estate Owned at June 30, 2009 was $2,550,000, and none at December 31, 2008 or June 30, 2008.

The net charge off ratio, which reflects net charge-offs to average loans for the six months ended June 30, 2009 was 0.62% compared to 0.02% for the same period in 2008.  The annual net charge off ratios for 2008, 2007, and 2006 were 0.20%, 0.12% and 0.11%, respectively.

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

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank stock dividends, and other income.  Non-interest income was $3,139,000 for the six months ended June 30, 2009 compared to $2,512,000 for the same period ended June 30, 2008.  The $627,000 or 25.0% increase in non-interest income was primarily due to increases in gains on sales and calls of investment securities, customer service charges, appreciation in cash surrender value of bank owned life insurance, loan placement fees, and other income partially offset by decreases in FHLB stock dividends.

During the first six months of 2009, we realized net gains on sales and calls of investment securities of $511,000.  There were no sales of investment securities for the comparable period in 2008.  As the Company marked the investment securities portfolio acquired from Service 1st to market at the acquisition date, securities subsequently called at par value contributed to the first half of 2009 gains.

Customer service charges increased $32,000 to $1,678,000 or 1.9% for the first six months of 2009 compared to $1,646,000 for the same period in 2008, mainly due to an increase in transaction account service charge income.  These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased due to the Service 1st acquisition and the increase in fees generated by the overdraft protection program.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) increased $71,000 or 57.3% comparing the first half of 2009 with the same period in 2008.  The average balance in this portfolio increased comparing the two periods as a result of the Service 1st acquisition.  The Bank’s salary continuation, deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $3,140,000 in FHLB stock.  We received no dividends in the first six months of 2009 compared to $56,000 during the same period in 2008.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $4,031,000 or 40.6% to $13,969,000 for the six months ended June 30, 2009 compared to $9,938,000 for the six months ended June 30, 2008.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 69.3% for the first six months of 2009 compared to 69.8% for the six months ended June 30, 2008.  The primary drivers for this change were the increases in net interest income, salaries and benefits expenses, and occupancy expenses, partially offset by the increased non-interest income.

Salaries and employee benefits increased $1,614,000 or 28.2 % to $7,330,000 for the first six months of 2009 compared to $5,716,000 for the six months ended June 30, 2008.  The increase in salaries and employee benefits for the 2009 period can be attributed to the additional of personnel in connection with the Service 1st acquisition along with normal cost increases for salaries and employee benefits.

Occupancy and equipment expense increased $579,000 or 44.2% to $1,889,000 for the first six months of 2009 compared to $1,310,000 for the six months ended June 30, 2009.  The increase is due mainly to the addition of three new branch facilities in Tracy, Stockton and Lodi as a result of the Service 1st acquisition and to the relocation of our Herndon and Fowler branch in Clovis, California during the second quarter of 2008 from an in-store location to a larger traditional branch facility.

Other categories of non-interest expenses increased $1,838,000 or 63.1% in the period under review.  The increase is due primarily to the increase in FDIC insurance premiums as a result of an increase in deposit balances due to the Service 1st acquisition, an increase in the assessment rates recently enacted by the FDIC, and an FDIC imposed Special Assessment that was effective during the second quarter of 2009.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the six months ended June 30,	Other Expense 2009	Annualized % Avg. Assets	Other Expense 2008	Annualized % Avg. Assets
(Dollars in thousands)
Regulatory assessments	$1,010	0.41%	$135	0.05%
Data/item processing	646	0.26%	418	0.17%
Advertising	369	0.10%	250	0.10%
Audit/accounting	228	0.09%	193	0.08%
ATM/debit card expenses	225	0.09%	163	0.07%
Amortization of core deposit intangibles	207	0.08%	107	0.04%
Legal fees	164	0.07%	49	0.02%
Telephone	134	0.05%	97	0.04%
Stationery/supplies	125	0.05%	110	0.04%
Postage	109	0.04%	85	0.03%
Director fees and related expenses	102	0.04%	86	0.03%
General Insurance	67	0.03%	58	0.02%
Education/training	62	0.02%	76	0.03%
Donations	48	0.02%	50	0.02%
Operating losses	3	0.00%	18	0.01%
Other	1,251	0.50%	1,017	0.41%
Total other non-interest expense	$4,750		$2,912

Provision for Income Taxes

The effective income tax rate was 13.2% for the six months ended June 30, 2009 compared to 32.5% for the six months ended June 30, 2008.  Provision for income taxes totaled $263,000 and $1,259,000 for the six months ended June 30, 2009, and 2008, respectively.  The decrease in the effective tax rate in the six months ended June 30, 2009 compared to the prior year comparable period is due primarily to increases, as a percentage of pretax income, in the federal tax deduction for tax free municipal bonds, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On January 30, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program, and issued and sold 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 158,133 shares of the Company’s common stock, no par value, for an aggregate purchase price of $7,000,000 in cash.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $184,000 during the six months ended June 30, 2009.

Net Income for the Second Quarter of 2009 Compared to the Second Quarter of 2008:

Net income was $464,000 for the second quarter ended June 30, 2009 compared to $1,315,000 for the second quarter ended June 30, 2008.  Basic earnings per share were $0.04 and $0.22 for the quarters ended June 30, 2009 and 2008, respectively.  Diluted earnings per share were $0.04 and $0.21 for the quarters ended June 30, 2009 and 2008, respectively.  Annualized ROE was 2.28% for the quarter ended June 30, 2009 compared to 9.71% for the quarter ended June 30, 2008.  Annualized ROA for the three months ended June 30, 2009 was 0.25% compared to 1.04% for the quarter ended June 30, 2008.

The decrease in net income for the quarter ended June 30, 2009 compared to the same period in the prior year was mainly due to the increase in the provision for credit losses and non-interest expenses, offset by increases in net interest income and non-interest income and a decrease in the provision for income taxes.  Net interest income increased due to an increase in the level of average earning assets and a decrease in our cost of interest bearing liabilities, partially offset by an increase in the level of average interest-bearing liabilities and a slight decrease in the yield on earning assets.  Non-interest expenses increased primarily due to salaries and benefits, occupancy expenses and other expenses.  Our results of operations for the second quarter of 2009 reflect the Service 1st acquisition for the full quarter.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED			FOR THE THREE MONTHS ENDED
	JUNE 30, 2009			JUNE 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning deposits in other banks	$2,341	$5	0.85%	$275	$2	2.91%
Securities
Taxable securities	110,402	2,123	7.69%	73,867	1,011	5.47%
Non-taxable securities (1)	67,499	1,221	7.24%	24,728	345	5.59%
Total investment securities	177,901	3,344	7.52%	98,595	1,356	5.50%
Federal funds sold	4,831	3	0.25%	11,726	57	1.94%
Total securities	185,073	3,352	7.25%	110,596	1,415	5.12%
Loans (2) (3)	476,924	7,515	6.30%	353,402	6,201	7.02%
Federal Home Loan Bank stock	3,140	—	0.00%	2,065	29	5.62%
Total interest-earning assets	665,137	$10,867	6.54%	466,063	$7,645	6.56%
Allowance for credit losses	(8,005)			(4,038)
Non-accrual loans	13,341			175
Cash and due from banks	15,840			16,737
Bank premises & equipment	6,617			5,921
Other real estate owned	2,550			0
Other non-earning assets	48,885			22,225
Total average assets	$744,365			$507,083
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$127,008	$199	0.63%	$71,686	$61	0.34%
Money market accounts	130,488	292	0.90%	99,411	506	2.04%
Time certificates of deposit, under $100,000	75,157	367	1.95%	56,029	496	3.54%
Time certificates of deposit, $100,000 and over	136,681	641	1.88%	56,512	453	3.21%
Total interest-bearing deposits	469,334	1,499	1.28%	283,638	1,516	2.14%
Other borrowed funds	37,201	205	2.20%	38,188	257	2.69%
Total interest-bearing liabilities	506,535	$1,704	1.35%	321,826	$1,773	2.20%
Non-interest bearing demand deposits	147,788			125,516
Other liabilities	8,505			5,605
Shareholders’ equity	81,537			54,136
Total average liabilities and shareholders’ equity	$744,365			$507,083

Interest income and rate earned on average earning assets		$10,867	6.54%		$7,645	6.56%
Interest expense and interest cost related to average interest-bearing liabilities		1,704	1.35%		1,773	2.20%
Net interest income and net interest margin (4)		$9,163	5.51%		$5,872	5.04%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $415and $117 in 2009 and 2008, respectively
(2)	Loan interest income includes loan fees of $126 in 2009 and $195 in 2008.
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $1,314,000 or 21.2% to $7,515,000 for the second quarter of 2009 compared to $6,201,000 for the same period in 2008.  Average total loans for the second quarter of 2009 increased $136,688,000 or 38.7% to $490,265,000 compared to $353,577,000 for the same period in 2008, while the yield on loans decreased by 72 basis points.  The decrease in loan yield is primarily due to the 500 basis points decline in interest rates by the Federal Reserve Bank since September 2007 offset by our efforts to place interest rate floors on our variable rate loans.  Our loan yield for the second quarter of 2009 was 6.30% compared to 7.02% for the same period in 2008.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $1,639,000 or 126.3% in the second quarter of 2009 compared to the same period in 2008, mainly due to an increase in the average investment balance for the second quarter of 2009 compared to the same period in 2008 and an increase in yield.  The average balance of investments increased $74,477,000 or 67.3% to $185,073,000 for the second quarter of 2009 from $110,596,000 for the comparable 2008 period primarily due to the acquisition of Service 1st.  The yield on total investments for the quarter ended June 30, 2009 was 7.25% compared to 5.12% for the quarter ended June 30, 2008.  Income from investments represents 33.6% of net interest income for the second quarter of 2009 compared to 22.7% for the same quarter in 2008.

Total interest income for the second quarter of 2009 increased $2,953,000 or 39.4%, to $10,452,000 compared to $7,499,000 for the quarter ended June 30, 2008.  The increase was due to the, $199,074,000 or 42.7% increase in the average balance of interest earning assets, partially offset by the 2 basis point decrease in the yield on those assets.  The yield on interest earning assets decreased to 6.54% for the quarter ended June 30, 2009 compared to 6.56% for the quarter ended June 30, 2008.  Average interest earning assets increased to $665,137,000 for the quarter ended June 30, 2009 compared to $466,063,000 for the quarter ended June 30, 2008.  The $199,074,000 increase in average earning assets can be attributed to the Service 1st acquisition and our own organic growth.

Interest expense on deposits for the quarter ended June 30, 2009 decreased $17,000 or 1.1% to $1,499,000 compared to $1,516,000 for the quarter ended June 30, 2008.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 51 basis points to 0.97% for the quarter ended June 30, 2009 compared to 1.48% for the same period in 2008.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 65.5% or $185,696,000 comparing the second quarter of 2009 to the same period in 2008.  Average interest-bearing deposits were $469,334,000 for the quarter ended June 30, 2009, with an effective rate paid of 1.28%, compared to $283,638,000 for the same period in 2008, with an effective rate paid of 2.14%.

Average other borrowed funds decreased $987,000 to $37,201,000 with an effective rate of 2.20% for the quarter ended June 30, 2009 compared to $38,188,000 with an effective rate of 2.69% for the quarter ended June 30, 2008.  As a result, total interest expense decreased $69,000 to $1,704,000 for the quarter ended June 30, 2009 from $1,773,000 for the quarter ended June 30, 2008.  Other borrowings are advances from the FHLB.  The FHLB advances are fixed rate short-term and long term borrowings.  Short-term advances were utilized to provide liquidity during the period and long-term advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.

The cost of all of our interest bearing liabilities decreased 85 basis points to 1.35% for the quarter ended June 30, 2009 compared to 2.20% for the quarter ended June 30, 2008.  The decrease is due to the lower current interest rate environment as mentioned above.  Additionally, non-interest bearing demand deposits increased in the periods under review.  Average demand deposits increased 17.7% to an average $147,788,000 for the quarter ended June 30, 2009 from $125,516,000 for the quarter ended June 30, 2008.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) increased 37.6% to $383,036,000 for the quarter ended June 30, 2009 compared to $278,313,000 for the quarter ended June 30, 2008.  Average time certificates of deposit increased $99,297,000 or 88.2% to $211,838,000 for the first half of 2009 compared to $112,541,000 for the same period in 2008.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2009 increased $3,022,000 or 52.8% to $8,748,000 compared to $5,726,000 for the quarter ended June 30, 2008.  This increase was primarily due to an increase in average interest earning assets and an increase in the net interest margin of 47 basis points, partially offset by an increase in average interest-bearing liabilities, .  Average interest earning assets were $665,137,000 for the quarter ended June 30, 2009 with a net interest margin of 5.51% compared to $466,063,000 with a net interest margin of 5.04% for the quarter ended June 30, 2008.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the second quarter of 2009 were $2,500,000 compared to $135,000 for the second quarter of 2008.  The increase in 2009 is principally due to the increase in non-performing loans, the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses.

The Company had non-performing loans totaling $14,524,000 as of June 30, 2009 compared to $15,750,000 as of December 31, 2008 and $366,000 as of June 30, 2008.  Other real estate owned at June 30, 2009 was $2,550,000 and none at December 31, 2008 or June 30, 2008.

The Company had $1,574,000 net loan charge-offs for the second quarter of 2009 compared to $35,000 for the same quarter in 2008 and $1,474,000 for the first quarter of 2009.  The net charge-off ratio, which reflects net charge-offs to average loans, was 0.32% for the quarter ended June 30, 2009 compared to 0.01% for the quarter ended June 30, 2008.  Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $1,401,000 for the quarter ended June 30, 2009 compared to $1,274,000 for the same period ended June 30, 2008.  The $127,000 or 10.0% increase in non-interest income comparing the quarter ended June 30, 2009 to the same period in 2008 was primarily due to the acquisition of Service 1st, as well as increases in service charges, loan placement fees, appreciation in cash surrender value of bank owned life insurance, and net gains on sales of investments, offset by decreases in FHLB stock dividends and other income.

Customer service charges increased $15,000 or 1.8% to $858,000 for the second quarter of 2009 compared to $843,000 for the same period in 2008 due primarily to an increase in analysis service charges on business checking accounts and overdraft fees on consumer checking accounts.  The appreciation in cash surrender value of bank owned life insurance increased $35,000 or 56.5% to $97,000 for the second quarter of 2009 compared to $62,000 for the same period in 2008 due primarily to an increase in BOLI policies as a result of the Service 1st acquisition.  Loan placement fees increased $53,000 to $75,000 for the second quarter of 2009 compared to $22,000 for the same period in 2008 due to an increase in home sales and refinancing activity.  The Company did not receive any FHLB stock dividends during the second quarter of 2009 compared to $29,000 for the second quarter of 2008.  Net realized gains from sales and calls of investment securities in the quarter ended June 30, 2009 were $62,000 compared to none during the same period in 2008.  Other income decreased $9,000 to $309,000 for the second quarter of 2009 compared to $318,000 for the same period in 2008.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $2,163,000 or 43.6% to $7,129,000 for the quarter ended June 30, 2009 compared to $4,966,000 for the same period in 2008.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 69.3% for the second quarter of 2009 compared to 69.8% for the second quarter of 2008.

Salaries and employee benefits increased $795,000 or 27.9% to $3,642,000 for the second quarter of 2009 compared to $2,847,000 for the second quarter of 2008.  The increase in salaries and employee benefits for the second quarter of 2009 can be attributed to an increase in the number of employees following the Service 1st acquisition and normal cost increases for salaries and benefits.

Occupancy and equipment expense increased $269,000 to $944,000 for the second quarter of 2009 compared to $675,000 for the second quarter of 2008.  The 39.9% increase in occupancy expense for the quarter ended June 30, 2009 is due mainly to the addition of three new branch facilities in Tracy, Stockton and Lodi as a result of the Service 1st acquisition and to the relocation of our Herndon and Fowler branch in Clovis, California during the second quarter of 2008 from an in-store location to a larger traditional branch facility.

Other non-interest expenses increased $1,099,000 or 76.1% to $2,543,000 for the quarter ended June 30, 2009 compared to $1,444,000 for the same period in 2008.  The increase is due primarily to the increase in FDIC insurance premiums as a result of the growth in deposit balances due to the Service 1st acquisition, an increase in the assessment rates recently enacted by the FDIC, and an FDIC imposed Special Assessment that was effective during the second quarter of 2009.   Our FDIC insurance assessments for the quarter ended June 30, 2009 were $626,000 compared to $63,000 for the same period in 2008.

Provision for Income Taxes

The effective income tax rate was 10.8% for the second quarter of 2009 compared to 30.8% for the same period in 2008.  Provision for income taxes totaled $56,000 and $584,000 for the quarters ended June 30, 2009, and 2008, respectively.  The decrease in the effective tax rate for the three months ended June 30, 2009 compared to the prior year comparable period is due primarily to graduated tax rates, increases in the federal tax deduction for tax-free municipal bonds, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On January 30, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program, and issued and sold 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 158,133 shares of the Company’s common stock, no par value, for an aggregate purchase price of $7,000,000 in cash.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $135,000 during the quarter ended June 30, 2009.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2009 compared to December 31, 2008

As of June 30, 2009, total assets were $747,623,000, a decrease of 0.7%, or $5,090,000, compared to $752,713,000 as of December 31, 2008.  Total gross loans increased 3.6% or $7,860,000, to $492,098,000 as of June 30, 2009 compared to $484,238,000 as of December 31, 2008.  Total deposits decreased 2.1% or $13,339,000 to $621,719,000 as of June 30, 2009 compared to $635,058,000 as of December 31, 2008.  Stockholders’ equity increased $5,378,000 or 7.1% to $80,753,000 as of June 30, 2009 compared to $75,375,000 as of December 31, 2008 primarily due to the issuance of preferred stock and net income included in retained earnings, partially offset by an increase in other comprehensive losses.

Fair Value

The Company measures the fair values of its financial instruments utilizing a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal Funds market and are all classified as available-for-sale.  As of June 30, 2009, $88,558,000 was held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities decreased 9.2% to $174,785,000 at June 30, 2009 from $192,445,000 at December 31, 2008.  The fair value of the available-for-sale investment portfolio reflected an unrealized loss of $5,442,000 at June 30, 2009 compared to an unrealized gain of $313,000 at December 31, 2008.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross
June 30, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government agencies	$1,867	$34	$—	$1,901
Obligations of states and political subdivisions	66,395	1,914	(1,416)	66,893
U.S. Government agencies collateralized by mortgage obligations	42,515	980	(1,393)	42,102
Other securities	58,307	902	(6,463)	52,746
	$169,084	$3,830	$(9,272)	$163,642

		Gross	Gross
June 30, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Held to Maturity	Cost	Gains	Losses	Value
Other securities	$5,701	$3	$(139)	$5,565

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government agencies	$12,745	$116	$(1)	$12,860
Obligations of states and political subdivisions	56,961	2,469	(808)	58,622
U.S. Government agencies collateralized by mortgage obligations	44,967	813	(23)	45,757
Other securities	70,732	4,069	(6,322)	68,479
	$185,405	$7,467	$(7,154)	$185,718

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Market
Investment Type - Held-to-Maturity	Cost	Gains	Losses	Value
Other securities	$7,040	$—	$(340)	$6,700

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

At June 30, 2009, the Company had a total of 52 whole loan CMO holdings with a remaining principal balance of $57,309,000 and a net unrealized loss of approximately $7,167,000.  Five of these securities account for $5,863,000 of the unrealized loss at June 30, 2009.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  By analyzing the tranche of the specific securities, the Company has determined that there is no impairment and as such, is not taking any action to write-down these securities.  These investment securities continue to demonstrate cash flows as expected and the credit support component of these tranches has increased from the origination date.  As of June 30, 2009, management does not believe the loss in market value of these securities is other than temporary.  We have also evaluated the credit ratings of our other investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

We held $3,140,000 in Federal Home Loan Bank stock as of June 30, 2009 and December 31, 2008.

Loans

Total gross loans increased 1.6% or $7,860,000, to $492,098,000 as of June 30, 2009 compared to $484,238,000 as of December 31, 2008.  The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2009	% of Total loans	December 31, 2008	% of Total loans

Commercial:
Commercial and industrial	$133,292	27.1%	$129,563	26.7%
Agricultural land and production	40,357	8.2%	32,408	6.7%
Total commercial	173,649	35.3%	161,971	33.4%
Real estate:
Owner occupied	108,414	22.0%	113,414	23.4%
Real estate-construction and other land loans	61,761	12.5%	57,923	11.9%
Commercial real estate	68,840	14.0%	64,358	13.3%
Other	31,969	6.5%	38,060	7.9%
Total real estate	270,984	55.0%	273,755	56.5%
Consumer:
Equity loans and lines of credit	34,987	7.1%	32,874	6.8%
Consumer and installment	12,250	2.5%	14,993	3.1%
Other	556	0.1%	863	0.2%
Total consumer	47,793	9.7%	48,730	10.1%

Deferred loan fees, net	(328)		(218)
Total gross loans	492,098	100.0%	484,238	100.0%

Allowance for credit losses	(8,592)		(7,223)
Total loans	$483,506		$477,015

As of June 30, 2009, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 62.2% of total loans.  This level of concentration is consistent with 63.3% at December 31, 2008.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in the our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company is not involved in any sub-prime mortgage lending activities at June 30, 2009 or December 31, 2008.

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

At June 30, 2009, we had OREO of $2,550,000, repossessed assets of $97,000, and restructured loans of $6,725,000.  At December 31, 2008, we had no OREO or repossessed assets, and we had restructured loans totaling $1,703,000.  At June 30, 2009 we had non-accrual loans, including restructured loans, totaling $14,524,000 compared to $15,750,000 at December 31, 2008.  At June 30, 2009, we estimated the potential for any losses from these credits would have a minimal impact on the allowance for credit losses.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

During the first half of 2009, the Company sold its participation interest in a loan to the Regent Hotel, LLC back to the lead bank, reducing non-accrual loans by $3,486,000.  The Bank was party to a lawsuit filed by Regent Hotel, LLC against First Bank (Lead Bank), as the lead bank in a loan participation, and East West Bank and Service 1st Bank, which was acquired by the Bank on November 13, 2008, which were participating in the loan.  In the first half of 2009, the Lead Bank purchased the Bank’s participating interest in the Regent Hotel loan at a discount and indemnified the Bank against any further actions pursuant to the lawsuit.  Included in the merger consideration paid by the Company to acquire Service 1st was $3,500,000 placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.  Consequent to the Lead Bank buying the Bank’s position, the Bank collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In accordance with the escrow agreement, until the litigation is completely satisfied the remaining $2,454,000 may remain in the escrow fund.

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  At June 30, 2009, we estimated that the potential for any losses from these credits would not have a significant impact on the allowance for credit losses.  Based on our valuation and the government guarantees on these loans, we have no specific reserves for these loans.

A summary of non-accrual, restructured, and past due loans at June 30, 2009 and December 31, 2008 is set forth below.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	June 30, 2009	December 31, 2008
Non-accrual Loans
Commercial and industrial loans	$263	$1,125
Real estate	3,174	5,159
Real estate construction and land development	2,963	7,635
Consumer	1,399	80
Other	—	48
Restructured loans (non-accruing)
Commercial and industrial	—	—
Real estate	6,691	1,108
Real estate construction and land development	34	595
Total non-accrual	14,524	15,750
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$14,524	$15,750
Nonperforming loans to total loans	2.95%	3.25%
Ratio of non-performing loans to allowance for credit losses	169.04%	218.05%
Loans considered to be impaired	$14,524	$15,750
Related allowance for credit losses on impaired loans	$—	$125

As of June 30, 2009 the Company has no allowance for credit losses on impaired loans as it has charged off all amounts that are deemed uncollectible.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(Dollars in thousands)	For the Six Months Ended June 30, 2009	For the Year Ended December 31, 2008

Balance, beginning of the year	$7,223	$3,887
Provision charged to operations	4,417	1,290
Losses charged to allowance	(3,334)	(851)
Recoveries	286	111
Allowance from acquisition of Service 1st	—	2,786
Balance, end of period	$8,592	$7,223
Ratio of non-performing loans to allowance for credit losses	169.04%	218.05%
Allowance for credit losses to total loans	1.75%	1.49%

As of June 30, 2009 the balance in the allowance for credit losses was $8,592,000 compared to $7,223,000 as of December 31, 2008.  The increase was due to net charge offs during the first half of 2009 being less than the amount of the provision for credit losses.  Net charge offs totaled $3,048,000 while the provision for credit losses was $4,417,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $132,594,000 as of June 30, 2009 compared to $158,896,000 as of December 31, 2008.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2009 the allowance for credit losses was 1.75% of total gross loans compared to 1.49% as of December 31, 2008.  During the six months ended June 30, 2009, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Non-performing loans totaled $14,524,000 as of June 30, 2009, and $15,750,000 as of December 31, 2008.  Management believes the allowance at June 30, 2009 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Deposits and Borrowings

Total deposits decreased $13,339,000 or 2.1% to $621,719,000 as of June 30, 2009 compared to $635,058,000 as of December 31, 2008.  Interest bearing deposits increased $5,351,000 or 1.1% to $478,303,000 as of June 30, 2009 compared to $472,952,000 as of December 31, 2008.  Non-interest bearing deposits decreased $18,690,000 or 11.5% to $143,416,000 as of June 30, 2009 compared to $162,106,000 as of December 31, 2008.  Interest bearing deposits include $5,000,000 in callable brokered CDs, the proceeds from which were used to purchase investment securities.

The composition of the deposits and average interest rates paid at June 30, 2009 and December 31, 2008 is summarized in the table below.

(Dollars in thousands)	June 30, 2009	% of Total Deposits	Effective Rate	December 31, 2008	% of Total Deposits	Effective Rate

NOW accounts	$107,649	17.3%	0.79%	$111,494	17.6%	0.47%
MMA accounts	129,627	20.8%	1.02%	128,239	20.2%	1.87%
Time deposits	218,645	35.2%	2.04%	211,987	33.4%	3.09%
Savings deposits	22,382	3.6%	0.24%	21,232	3.3%	0.35%
Total interest-bearing	478,303	76.9%	1.39%	472,952	74.5%	2.01%
Non-interest bearing	143,416	23.1%		162,106	25.5%
Total deposits	$621,719	100.0%		$635,058	100.0%

Short-term borrowings totaled $15,000,000 as of June 30, 2009 compared to $6,368,000 as of December 31, 2008.  Short-term borrowings at June 30, 2009, represent FHLB advances with weighted average interest rates of 1.30% and coming due within the third quarter of 2009 and first quarter of 2010.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long-term borrowings of $14,000,000 at June 30, 2009 represent FHLB advances with weighted average interest of 3.20% and weighted average maturity of 2.3 years.  Long-term borrowings at December 31, 2008 were $19,000,000.

The Bank is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $9,424,000, under the FDIC’s Temporary Liquidity Guarantee Program.  Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program.  The Bank will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program.  At June 30, 2009, the Company had no borrowings under this debt guarantee program.  The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.

The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2009, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of June 30, 2009, the rate was 2.73%.  Interest expense recognized by the Company for the period ended June 30, 2009 was $77,000.

Capital

Our stockholders’ equity was $80,753,000 as of June 30, 2009 compared to $75,375,000 as of December 31, 2008.   The increase in stockholders’ equity is a result of $7,000,000 in preferred stock and common stock warrants issued to the Treasury under the Capital Purchase Program, net income of $1,723,000 for the six months ended June 30, 2009, and the effect of stock-based compensation expense of $149,000, offset by an increase in unrealized losses on the available-for-sale investment securities of $3,453,000, and preferred stock dividends and accretion of $184,000.

We participated in the Treasury Capital Purchase Program under the Emergency Economic Stabilization Act.  The Company issued preferred stock and warrants to issue common stock and received $7,000,000 in cash under this program.  The Company agreed to restrict dividend payments on common stock to no more than historic levels while our preferred stock is owned by the Treasury.  See Note 11 to the unaudited Consolidated Financial Statements in this report for a more detailed discussion.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$63,416	8.82%	$54,519	8.67%
Minimum regulatory requirement	$28,751	4.00%	$25,148	4.00%
Central Valley Community Bank	$60,402	8.43%	$51,296	8.18%
Minimum requirement for “Well-Capitalized” institution	$35,815	5.00%	$31,360	5.00%
Minimum regulatory requirement	$28,652	4.00%	$25,088	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$63,416	10.54%	$54,519	9.33%
Minimum regulatory requirement	$24,071	4.00%	$23,374	4.00%
Central Valley Community Bank	$60,402	10.08%	$51,296	8.81%
Minimum requirement for “Well-Capitalized” institution	$35,971	6.00%	$34,934	6.00%
Minimum regulatory requirement	$23,981	4.00%	$23,289	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$70,952	11.79%	$61,742	10.57%
Minimum regulatory requirement	$48,141	8.00%	$46,748	8.00%
Central Valley Community Bank	$67,910	11.33%	$58,519	10.05%
Minimum requirement for “Well-Capitalized” institution	$59,951	10.00%	$58,223	10.00%
Minimum regulatory requirement	$47,961	8.00%	$46,579	8.00%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2009, the Company had unpledged securities totaling $80,785,000 available as a secondary source of liquidity.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At June 30, 2009 our available borrowing capacity includes approximately $39,000,000 in Federal funds lines with our correspondent banks and $85,709,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At June 30, 2009, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2009 and December 31, 2008:

Credit Lines (In thousands)	June 30, 2009	December 31, 2008

Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$39,000	$39,000
Balance outstanding	$—	$6,368

Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$114,709	$38,207
Balance outstanding	$29,000	$19,000
Collateral pledged	$136,825	$54,350
Fair value of collateral	$142,346	$52,783

Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$1,657	$1,878
Balance outstanding	$—	$—
Collateral pledged	$1,657	$1,885
Fair value of collateral	$1,688	$1,929

The liquidity of the parent company, Central Valley Community Bancorp is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note 4 – Commitments and Contingencies of the Company’s condensed consolidated financial statements included herein and Note 11 – Commitments and Contingencies in the Company’s 2008 Annual Report to Shareholders on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 11 – Commitments and Contingencies in the Company’s 2008 Annual Report to Shareholders’ on Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of June 30, 2009, approximately 82.3% of our loan portfolio was tied to adjustable rate indices.  The majority of these adjustable rate loans are tied to prime and reprice within 90 days.  The majority of our time deposits have a fixed rate of interest.  As of June 30, 2009, 92.4% of our time deposits mature within one year or less.

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

Approximately 82.3% of our loan portfolio is tied to adjustable rate indices and 26.0% of our loan portfolio reprices within 90 days.  As of June 30, 2009, we had 386 loans totaling $182,706,000 with floors ranging from 4% to 8.5% and ceilings ranging from 7% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2010 under the interest rate shock scenarios stated.  The table was prepared as of June 30, 2009, at which time prime interest rate was 3.25%.  The amounts identified in the table are not materially different from what we showed at December 31, 2008.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income ($000)	$ Change from Rates at June 30, 2009 ($000)	Percent Change from Rates at June 30, 2009
UP 300 bps	$39,506	3,864	10.84%
UP 200 bps	38,147	2,505	7.03%
UP 100 bps	36,799	1,157	3.25%
UNCHANGED	35,642	—	—
DOWN 25 bps	35,480	(162)	(0.45)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.                                       The Company’s 2009 Annual Meeting of Shareholders was held May 20, 2009.

b.                                      At the 2009 annual meeting the shareholders took the following actions:

•                  Elected Directors of the Company to serve until the 2010 Annual Meeting of Shareholders and until their successors are elected and qualified.

•                  In the election for directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company’s proxy statement dated April 8, 2009.  Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office:

Director	Votes Cast for Election	Withheld
Sidney B. Cox	5,860,319	29,773
Daniel N. Cunningham	5,858,671	31,421
Edwin S. Darden, Jr.	5,806,709	83,383
Daniel J. Doyle	5,862,916	27,176
Steven D. McDonald	5,858,059	32,033
Louis McMurray	5,874,282	15,810
William S. Smittcamp	5,863,070	27,022
Joseph B. Weirick	5,857,439	32,653

•                  The ratification of the appointment of Perry-Smith LLP for the 2009 fiscal year as the Company’s independent registered public accounting firm.  The appointment was ratified by the following votes:

Votes for: 5,846,785	Votes against: 14,910	Abstentions: 28,397

•                  The adoption of a non-binding advisory resolution approving executive compensation.  The resolution was ratified by the following votes:

Votes for: 5,364,194	Votes against: 282,137	Abstentions: 243,761

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

Central Valley Community Bancorp

Date: July 31, 2009	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: July 31, 2009	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002