Form 10-Q
period 2009-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2009-11-13
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 12, 2009 there were 7,664,802 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP

2009 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	September 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$18,601	$18,061
Federal funds sold	33,922	1,457
Total cash and cash equivalents	52,523	19,518
Available-for-sale investment securities (Amortized cost of $164,654 at September 30, 2009 and $185,405 at December 31, 2008)	166,395	185,718
Held-to-maturity, at amortized cost	3,430	7,040
Loans, less allowance for credit losses of $10,027 at September 30, 2009 and $7,223 at December 31, 2008	470,821	477,015
Bank premises and equipment, net	6,518	6,900
Other real estate owned	3,102	—
Bank owned life insurance	10,900	10,808
Federal Home Loan Bank stock	3,140	3,140
Goodwill	23,773	23,773
Core deposit intangibles	1,716	2,026
Accrued interest receivable and other assets	16,426	16,775
Total assets	$758,744	$752,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$152,255	$162,106
Interest bearing	485,808	472,952
Total deposits	638,063	635,058
Short-term borrowings	5,000	6,368
Long-term debt	14,000	19,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	11,104	11,757
Total liabilities	673,322	677,338
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized; issued and outstanding - 7,000 shares at September 30, 2009 and none at December 31, 2008	6,601	—
Common stock, no par value; 80,000,000 authorized; issued and outstanding - 7,664,802 at September 30, 2009 and 7,642,280 at December 31,2008	31,261	30,479
Retained earnings	46,515	44,708
Accumulated other comprehensive income, net of tax	1,045	188
Total shareholders’ equity	85,422	75,375
Total liabilities and shareholders’ equity	$758,744	$752,713

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except earnings per share amounts)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$7,660	$6,165	$22,715	$18,851
Interest on Federal funds sold	15	78	29	206
Interest and dividends on investment securities:
Taxable	1,748	1,209	6,087	3,126
Exempt from Federal income taxes	779	224	2,292	681
Total interest income	10,202	7,676	31,123	22,864
INTEREST EXPENSE:
Interest on deposits	1,369	1,388	4,650	4,580
Interest on junior subordinated deferrable interest debentures	28	—	105	—
Other	151	265	481	686
Total interest expense	1,548	1,653	5,236	5,266
Net interest income before provision for credit losses	8,654	6,023	25,887	17,598
PROVISION FOR CREDIT LOSSES	3,233	635	7,650	905
Net interest income after provision for credit losses	5,421	5,388	18,237	16,693
NON-INTEREST INCOME:
Service charges	900	827	2,578	2,473
Appreciation in cash surrender value of bank owned life insurance	96	64	291	188
Loan placement fees	43	19	164	74
Federal Home Loan Bank stock dividends	7	32	7	88
Net realized gains on sales and calls of investment securities	237	156	748	156
Other income	325	284	959	915
Total non-interest income	1,608	1,382	4,747	3,894
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,451	2,775	10,781	8,491
Occupancy and equipment	977	713	2,866	2,023
Loss on sale of assets	67	—	67	—
Other expense	2,451	1,496	7,201	4,408
Total non-interest expenses	6,946	4,984	20,915	14,922
Income before provision for income taxes	83	1,786	2,069	5,665
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(296)	572	(33)	1,831
Net income	379	1,214	2,102	3,834
Preferred stock dividends and accretion	(111)	—	(295)	—
Net income available to common shareholders	$268	$1,214	$1,807	$3,834
Net income per common share:
Basic earnings per share	$0.04	$0.20	$0.24	$0.64
Weighted average common shares used in basic computation	7,664,802	6,009,706	7,653,084	5,992,647
Diluted earnings per share	$0.03	$0.19	$0.23	$0.61
Weighted average common shares used in diluted computation	7,781,789	6,255,652	7,771,048	6,270,591
Cash dividends per share	$—	$—	$—	$0.10

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

(Unaudited)

(In thousands except share and per share	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive Income (Net	Total Shareholders’	Total Comprehensive
amounts)	Shares	Amount	Shares	Amount	Earnings	of Taxes)	Equity	Income
Balance, January 1, 2008	—	$—	5,975,316	$13,571	$40,483	$140	$54,194
Comprehensive income:
Net income					5,139		5,139	$5,139
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale investment securities						48	48	48
Total comprehensive income								$5,187
Cash dividend - $.10 per share					(598)		(598)
Repurchase and retirement of common stock			(5,436)	(56)	—		(56)
Stock issued for acquisition			1,628,397	16,600			16,600
Stock-based compensation expense			—	100			100
Stock options exercised and related tax benefit			44,003	264			264
Cumulative effect of adopting Emerging Issues Task Force (EITF) 06-04					(316)		(316)

Balance, December 31, 2008	—	—	7,642,280	30,479	44,708	188	75,375
Comprehensive income:
Net income					2,102		2,102	$2,102
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale investment securities						857	857	857
Total comprehensive income								$2,959
Issuance of preferred stock	7,000	6,540					6,540
Issuance of common stock warrants				460			460
Stock-based compensation expense				217			217
Stock options exercised and related tax benefit			22,522	105			105
Preferred stock dividends and accretion		61			(295)		(234)

Balance, September 30, 2009	7,000	$6,601	7,664,802	$31,261	$46,515	$1,045	$85,422

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,102	$3,834
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	149	(68)
Depreciation, accretion and amortization, net	(294)	709
Stock-based compensation	217	181
Tax benefit from exercise of stock options	(8)	(57)
Provision for credit losses	7,650	905
Net realized gains on sales and calls of available-for-sale investment securities	(924)	(156)
Net realized (losses) gains on sales and calls of held-to-maturity investment securities	176	—
Net loss on sale of assets	66	—
Increase in bank owned life insurance, net of expenses	(282)	(188)
FHLB stock dividends	—	(88)
Net increase in accrued interest receivable and other assets	(354)	(1,531)
Net (decrease) increase in accrued interest payable and other liabilities	(1,096)	1,199
Subsequent write down of OREO	86	—
Benefit from deferred income taxes	(2)	(145)
Net cash provided by operating activities	7,486	4,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(43,097)	(43,657)
Purchases of held-to-maturity investment securities	(410)	(7,466)
Proceeds from sales or calls of available-for-sale investment securities	39,021	10,782
Proceeds from sales or calls of held-to-maturity investment securities	1,474	—
Proceeds from maturity of available-for-sale investment securities	2,885	8,500
Proceeds from principal repayments of available-for-sale investment securities	24,297	14,436
Proceeds from principal repayments of held-to-maturity investment securities	2,582	23
Proceeds from bank owned life insurance	430	—
Net increase in loans	(4,559)	(12,941)
Purchases of premises and equipment	(656)	(886)
Net cash provided by (used in) investing activities	21,967	(31,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	1,619	12,499
Net increase in time deposits	1,386	7,125
Proceeds from issuance of preferred stock and warrants	7,000	—
Proceeds from short-term borrowings from Federal Home Loan Bank	10,000	145,500
Proceeds from long-term borrowings from Federal Home Loan Bank	—	19,000
Repayments of short-term borrowings to Federal Home Loan Bank	(10,000)	(145,600)
Repayments of borrowings from other financial institutions	(6,368)	—
Proceeds from exercise of stock options	97	207
Tax benefit from exercise of stock options	8	57
Cash dividend payments	(190)	(598)
Net cash provided by financing activities	3,552	38,190
Increase in cash and cash equivalents	33,005	11,576
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,518	31,644
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,523	$43,220
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$5,649	$5,310
Income taxes	$450	$2,389
Non-Cash Investing Activities:
Change in unrealized gains (losses) on available-for-sale investment securities, net of tax	$857	$(4,089)
Non-Cash Financing Activities:
Tax benefit from stock options exercised	$8	$57
Transfer of loans to other real estate owned	$3,188	$—

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at September 30, 2009 and December 31, 2008, and the results of its operations for the three and nine month interim periods ended September 30, 2009 and September 30, 2008 and its cash flows for the nine month interim periods ended September 30, 2009 and September 30, 2008 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2009 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

On November 12, 2008, the Company completed its acquisition of Service 1st Bancorp with total assets of $224 million (the “Service 1st merger”).  The Company paid cash of $5,972,000 inclusive of a $3,500,000 escrow amount related to litigation on one Service 1st loan and issued 1,628,397 new shares of common stock in conjunction with this acquisition, adding full-service branches in Stockton, Lodi and Tracy, $192 million in deposits and $123 million in loans.  In connection with the transaction, Service 1st Bank was merged with and into Central Valley Community Bank.  The results of operations for the quarter and nine months ended September 30, 2009 include the operating results of Service 1st for the full periods.

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

Recent Accounting Pronouncements

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company adopted SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly.  The provision also provides guidelines for identifying circumstances that indicate a transaction is not orderly.  The Company adopted the provision on April 1, 2009 and adoption did not have a significant affect on the Company’s financial position or results of operations.

In April 2009, the FASB amended an accounting standard requiring disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of this standard were effective for the Company’s interim period ending on June 30, 2009.  As this standard amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption did not have a significant affect on the Company’s condensed consolidated financial statements.

Additional guidance, relating to other-than-temporary impairment, was issued by the FASB for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provision was adopted by the Company on April 1, 2009 and did not have a material affect on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance related to the subsequent events.  Under this guidance, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  The guidance requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  The guidance also requires entities to disclose the date through which subsequent events have been evaluated.  The provisions of this guidance were effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.  The Company evaluated all events or transactions that occurred from September 30, 2009 to November 13, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable or non recognizable subsequent events.

In June 2009, the FASB issued a standard that, among other things, affects the accounting for transfers of financial assets, including securitization transactions, and requires more information regarding when companies have continuing exposure to the risks related to transferred financial assets.  The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Another standard issued by FASB in June 2009 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

Both of these standards will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Management has not determined the impact adoption may have on the Company’s consolidated financial statements.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 771,359 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 10,936 remain reserved for future grants as of September 30, 2009.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 43,500 shares reserved for issuance for options already granted to employees and 432,500 remain reserved for future grants as of September 30, 2009.   The plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

Stock Option Compensation

For the nine month periods ended September 30, 2009 and 2008, the compensation cost recognized for stock option compensation was $217,000 and $181,000, respectively.  For the quarter ended September 30, 2009 and 2008, compensation cost recognized was $68,000 and $59,000, respectively.  The recognized tax benefit for stock option compensation expense was $31,000 and $57,000, for the nine month periods ended September 30, 2009 and 2008, respectively.  For the three month periods ended September 30, 2009 recognized tax benefits were $13,000 and no tax benefit was realized for the same period in 2008.  As of September 30, 2009, there was $521,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans.  The cost is expected to be recognized over a weighted average period of 2.4 years.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term of the Company’s options in 2009 and 2008 was determined under the applicable guidance for estimating expected term of options.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.

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

Stock Option Activity

A summary of the combined activity of the plans follows:

	Nine months ended September 30, 2009
		Weighted	Weighted	Average
		Average	Average Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(In thousands)
Options outstanding, January 1, 2009	823,881	$6.60
Options granted	13,500	$5.21
Options exercised	(22,522)	$4.32
Options canceled	—	—
Options outstanding, September 30, 2009	814,859	$6.64	3.48	$718
Options vested or expected to vest, September 30, 2009	790,648	$6.54	4.69	$718
Options exercisable, September 30, 2009	696,059	$6.40	2.78	$718

There were 22,522 options exercised in the nine months ended September 30, 2009 and the total intrinsic value of options exercised in the nine months ended September 30, 2009 and 2008 was $18,000 and $142,000, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per share

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except share and per share amounts)	2009	2008	2009	2008

Net Income	$379	$1,214	$2,102	$3,834

Less: Preferred stock dividends and accretion	111	—	295	—

Income available to common shareholders	$268	$1,214	$1,807	$3,834

Weighted average shares outstanding	7,664,802	6,009,706	7,653,084	5,992,647

Net income per share	$0.04	$0.20	$0.24	$0.64

Diluted Earnings Per share

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except share and per share amounts)	2009	2008	2009	2008

Net Income	$379	$1,214	$2,102	$3,834

Less: Preferred stock dividends and accretion	111	—	295	—

Income available to common shareholders	$268	$1,214	$1,807	$3,834

Weighted average shares outstanding	7,664,802	6,009,706	7,653,084	5,992,647

Effect of dilutive stock options	116,987	245,946	117,964	277,944

Weighted average shares of common stock and common stock equivalents	7,781,789	6,255,652	7,771,048	6,270,591

Net income per diluted share	$0.03	$0.19	$0.23	$0.61

Note 4.  Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities and are classified as either available-for-sale or held to maturity.  As of September 30, 2009, $98,784,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.  Total investments were $169,825,000 at September 30, 2009 compared to $192,758,000 at December 31, 2008, a decrease of $22,933,000 or 11.9%.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $1,741,000 at September 30, 2009 compared to an unrealized gain of $313,000 at December 31, 2008.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross
September 30, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government agencies	$863	$21	$—	$884
Obligations of states and political subdivisions	69,482	5,600	(377)	74,705
U.S. Government agencies collateralized by mortgage obligations	57,103	1,388	(54)	58,437
Other securities	37,206	1,082	(5,919)	32,369
	$164,654	$8,091	$(6,350)	$166,395

		Gross	Gross
September 30, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Held to Maturity	Cost	Gains	Losses	Value
Other securities	$3,430	$10	$(430)	$3,010

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government agencies	$12,745	$116	$(1)	$12,860
Obligations of states and political subdivisions	56,961	2,469	(808)	58,622
U.S. Government agencies collateralized by mortgage obligations	44,967	813	(23)	45,757
Other securities	70,732	4,069	(6,322)	68,479
	$185,405	$7,467	$(7,154)	$185,718

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Market
Investment Type - Held-to-Maturity	Cost	Gains	Losses	Value
Other securities	$7,040	$—	$(340)	$6,700

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
September 30, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$6,824	$(157)	$2,706	$(220)	$9,530	$(377)
U.S. Government agencies collateralized by mortgage obligations	7,918	(54)	—	—	7,918	(54)
Other securities	7,087	(1,116)	17,606	(4,803)	24,693	(5,919)
	$21,829	$(1,327)	$20,312	$(5,023)	$42,141	$(6,350)

Held-to-Maturity Securities

Other debt securities	$—	$—	$3,010	$(430)	$3,010	$(430)

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$2,277	$(1)	$—	$—	$2,277	$(1)
Obligations of states and political subdivisions	15,061	(808)	—	—	15,061	(808)
U.S. Government agencies collateralized by mortgage obligations	7,264	(17)	1,063	(6)	8,327	(23)
Other securities	39,644	(6,173)	,118	(149)	41,762	(6,322)
	$64,246	$(6,999)	$3,181	$(155)	$67,427	$7,154)

Held-to-Maturity Securities

Other debt securities	$6,700	$(340)	$—	$—	$6,700	$(340)

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

At September 30, 2009, the Company had a total of 44 whole loan CMO holdings with a remaining principal balance of $38,842,000 and a net unrealized loss of approximately $5,249,000.  18 of these securities account for $6,257,000 of the unrealized loss at September 30, 2009 offset by 26 of these securities with gains totaling $1,008,000.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  By analyzing the tranche of the specific securities, the Company has determined that there is no impairment and as such, is not taking any action to write-down these securities.  These investment securities continue to demonstrate cash flows as expected.  As of September 30, 2009, management does not believe the loss in market value of these securities is other than temporary.  We have also evaluated the credit ratings of our other investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

Note 5.  Fair Value Measurements

Fair Value of Financial Instruments

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$18,601	$18,601	$18,061	$18,061
Federal funds sold	33,922	33,922	1,457	1,457
Available-for-sale investment securities	166,395	166,395	185,718	185,718
Held-to-maturity investment securities	3,430	3,010	7,040	6,700
Loans and leases, net	470,821	483,730	477,081	482,819
Bank owned life insurance	10,900	10,900	10,808	10,808
FHLB stock	3,140	3,140	3,140	3,140
Accrued interest receivable	3,460	3,460	3,710	3,710

Financial liabilities:
Deposits	638,063	639,297	635,058	638,359
Accrued interest payable	620	620	718	718
Short-term borrowings	5,000	5,000	6,368	6,368
Subordinated debentures	5,155	5,155	5,155	5,155
Long-term debt	14,000	14,553	19,000	19,740

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

Fair Value Measurements

Fair Value Hierarchy

In accordance with applicable guidance, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Valuations within these levels are based upon:

Level 1 – Quoted market prices for identical instruments traded in active exchange markets.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3 – Model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability.  Valuation techniques include management judgment and estimation which may be significant.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2009:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements.

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities	$166,395	$18	$157,894	$8,483

Fair values for available-for-sale investment securities, which include debt securities of U.S. Governmental agencies and obligations of states and political subdivisions, are based on quoted market prices for similar securities.  The securities in Level 3 are not actively traded therefore the pricing is internally calculated using matrix pricing.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

Description	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$11,835	$—	$—	$11,835
Other real estate owned	3,102	—	—	3,102
Other	65	—	—	65
Total	$15,002	$—	$—	$15,002

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

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

	Available-for-sale Investment Securities
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009
Beginning balance	$12,698	$16,164
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	126	367
Included in other comprehensive income	(135)	1
Purchases, sales and principal payments	(579)	(3,127)
Transfers in and/or out of Level 3	(3,627)	(4,922)
Ending balance	$9,478	$9,478

Note 6.  Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2009 was $23,773,000 consisting of $14,839,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In conjunction with our annual review, management engaged an independent valuation specialist to test goodwill for impairment during the third quarter.  Goodwill impairment testing is a two step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test shall be performed to measure the impairment loss, if any.  If the fair value of the reporting unit exceeds the carrying value, then goodwill is not impaired and step two is unnecessary.  Since the Company is considered to be one reporting unit the fair value of the Company was compared to the carrying value.  Based on the results of the testing performed, the fair value of the Company exceeded the carrying value so step two was not required and goodwill was not impaired.  The fair value of the Company was determined based an analysis of three different valuation methods including the analysis of discounted future cash flows, comparable whole bank transactions and the Company’s market capitalization.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,234,000, net of $166,000 in amortization, and the 2005 acquisition of Bank of Madera County of $482,000, net of $1,018,000 in amortization, at September 30, 2009.  Core deposit intangibles are being amortized by the straight-line method over an estimated life of seven years from the date of acquisition.  Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization.  Management evaluated core deposit intangibles during the third quarter and determined no adjustment was necessary.  Amortization expense recognized for the nine month period ended September 30, 2009 and 2008 was $311,000, and $161,000, respectively.

Note 7. Comprehensive Income

Total comprehensive income is comprised of net earnings and net unrealized gains and losses on available-for-sale securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income for the three-month periods ended September 30, 2009 and 2008 was $4,689,000 and $848,000, and was 2,959,000 and $1,381,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

Note 8.  Merger of Service 1st Bancorp into Central Valley Community Bancorp

After the close of business on November 12, 2008, the Company and Service 1st completed their previously announced merger and Service 1st was merged into the Company, and the Service 1st subsidiary, S1 Bank merged into the Bank.  The Company acquired 100% of the outstanding common shares of Service 1st and the results of Service 1st’s operations have been included in the consolidated financial statements beginning November 13, 2008.  Management believes that the merger will allow the Bank to further accommodate a growing customer base in San Joaquin County and provide Service 1st customers with more convenient locations in the Central Valley, as well as offer new advancement and geographic opportunities for their employees.  As a result of the above factors, management believes that the potential for the combined performance exceeds what each entity could have accomplished independently and the goodwill in this transaction arose from the synergies associated with the merger.  The acquisition is part of the Company’s long-term strategy to increase its presence from Sacramento to Bakersfield along the Highway 99 corridor and the surrounding foothills.

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

During the first half of 2009, the Company sold its participation interest in a loan which was the subject of the $3,500,000 cash holdbacks. The lead bank purchased the Company’s participating interest in the loan at a discount and indemnified the Company against any further actions pursuant to the lawsuit.  Consequent to the lead bank purchasing the Company’s position, the Company collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered including accrued and unpaid interest and other costs.  In accordance with the escrow agreement, until the litigation is completely satisfied the remaining $2,454,000 is expected to remain in the escrow fund.

The excess of the purchase price over the estimated fair value of the net assets acquired was $14,839,000, which was recorded as goodwill, is not subject to amortization, and is not deductible for tax purposes.  In addition, assets acquired also included a core deposit intangible of $1,400,000 which is being amortized using a straight-line method over a period of seven years with no significant residual value.  Amortization expense recognized in 2009 was $150,000.  Management has not identified any impairment indicators as of September 30, 2009.

The results of operations for the nine months ended September 30, 2009 include the operating results of Service 1st for the full nine months.  The following supplemental pro forma information discloses selected financial information for the periods indicated as though the Service 1st merger had been completed as of the beginning of each of the periods being reported.  Dollars are in thousands except per share data.

	Nine Months Ended
	September 30,
	2009	2008
Revenue	$35,870	$37,660

Net income	$2,102	$2,764

Diluted earnings per share	$0.23	$0.35

Note 9.  Commitments and Contingencies

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

Commitments to extend credit amounting to $129,478,000 and $160,450,000 were outstanding at September 30, 2009 and December 31, 2008, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $74,816,000 and $100,491,000 at September 30, 2009 and December 31, 2008, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $9,477,000 and $14,270,000 as of September 30, 2009 and December 31, 2008, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $240,000 and $1,554,000 were outstanding at September 30, 2009 and December 31, 2008, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2009 and December 31, 2008.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 10.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any

associated interest and penalties that would be payable to the taxing authorities upon examination.   The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2009.

Note 11.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

September 30, 2009

Amount	Rate	Maturity Date
(Dollars in thousands)

$5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 13, 2013
19,000
(5,000)	Less short-term portion
$14,000	Long-term debt

December 31, 2008

Amount	Rate	Maturity Date
(Dollars in thousands)

$5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 13, 2013
19,000
—	Less short-term portion
$19,000	Long-term debt

FHLB advances are secured by investment securities and loans with amortized costs totaling $139,486,000 and $54,350,000, and market values totaling $144,322,000 and $52,783,000 at September 30, 2009 and December 31, 2008, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of September 30, 2009 had no Federal funds purchased and as of December 31, 2008, the Company had Federal funds purchased of $6,368,000.

Note 12.  Capital Purchase Program - Troubled Asset Relief Program

On January 30, 2009, the Company participated in the United States Department of the Treasury’s (the Treasury) Capital Purchase Program, and in connection therewith, entered into a Letter Agreement (the Purchase Agreement) with the Treasury, pursuant to which the Company issued and sold (i) 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (the Series A Preferred Stock) and (ii) a warrant (the Warrant) to purchase 158,133 shares of the Company’s common stock, no par value, (the Common Stock) for an aggregate purchase price of $7,000,000 in cash.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the Company’s most critical accounting policies are those which the Company’s financial condition depends upon, and which involve the most complex or subjective decisions or assessments.

There have been no material changes to the Company’s critical accounting policies during 2009.  Please refer to the Company’s 2008 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Third Quarter 2009

On November 12, 2008, the Company completed its acquisition of Service 1st Bancorp with total assets of $224 million (the “Service 1st merger”).  The Company paid cash of $5,972,000 inclusive of a $3,500,000 escrow amount related to litigation on one Service 1st loan and issued 1,628,397 new shares of common stock in conjunction with this acquisition, adding full-service branches in Stockton, Lodi and Tracy, $192 million in deposits and $123 million in loans.  In connection with the transaction, Service 1st Bank was merged with and into Central Valley Community Bank.  The results of operations for the quarter and nine months ended September 30, 2009 include the operating results of Service 1st for the full periods.

In the third quarter of 2009, our consolidated net income was $379,000 compared to net income of $1,214,000 for the same period in 2008.  Diluted EPS was $0.03 for the third quarter 2009 compared to $0.19 for the third quarter 2008.  The decrease in net income was principally due to increases in the provision for credit losses and non-interest expenses, partially offset by decreasing rates paid on interest bearing liabilities outpacing the decreases in yields on earning assets and an income tax benefit.  Our net interest margin increased 24 basis points for the third quarter of 2009 compared to the same period in 2008.  Additionally, average total loans increased 37.9% and average total interest-bearing liabilities increased 52.4%, primarily due to the Service 1st merger.

Annualized return on average equity for the third quarter of 2009 was 1.82% compared to 8.82% for the same period in 2008.  Total average equity was $83,170,000 for the third quarter 2009 compared to $55,060,000 for the third quarter 2008.  Equity increased primarily as a result of the Service 1st merger, net income included in retained earnings, and proceeds from the issuance of preferred stock and an increase in other comprehensive income.

Nine Months Ended September 30, 2009

For the nine months ended September 30, 2009, our consolidated net income was $2,102,000 compared to net income of $3,834,000 for the same period in 2008.  Diluted EPS was $0.23 for the nine month period ended September 30, 2009 compared to $0.61 for the same period in 2008.  The decrease in net income was primarily due to increases in the provision for credit losses and non-interest expenses, partially offset by increases in net interest income and non-interest income, and a decrease in the provision for income taxes.  The decrease in interest rates reflective of the 500 basis point decline in rates by the Federal Reserve Bank since September 2007 was also a factor.  While interest-earning asset growth was positive, the yield on average total interest-earning assets decreased 30 basis points comparing the nine month period ended September 30, 2009 to the same period in 2008.  During the first three quarters of 2009, the Company has reduced interest rates on deposits while maintaining the yield on interest-earning assets, and as a result our net interest margin has increased.  Net interest income increased $8,289,000 or 47.1%.  Non-interest income also increased $853,000 or 21.9%, however the provision for credit losses increased $6,745,000 and non-interest expense increased $5,993,000 or 40.2% in the nine months ended September 30, 2009 compared to 2008.

Annualized return on average equity for the nine months ended September 30, 2009 was 3.41% compared to 9.36% for the same period in 2008.  Annualized return on average assets for the nine months ended September 30, 2009 was 0.37% compared to 1.01% for the same period in 2008.  Total average equity was $82,270,000 for the nine months ended September 30, 2009 compared to $54,620,000 for the same period in 2008.  Equity increased primarily as a result of the Service 1st acquisition, issuance of preferred stock and common stock warrants to the US Treasury, and our net income included in retained earnings.

In comparing the nine months ended September 30, 2009 to the same period of 2008, our balance sheet increased primarily as a result of the Service 1st merger.  Average total assets increased $247,316,000 or 49.1%.  Average total loans increased $138,809,000 or 39.8% in the nine months ended September 30, 2009 compared to the same period in 2008 while average interest-bearing liabilities increased

$192,429,000 or 60.8% over the same period.  Our net interest margin for the nine months ended September 30, 2009 was 5.39% compared to 5.21% for the same period in 2008.  The margin increased principally due to the decrease in rates on interest-bearing liabilities outpacing the decrease in yield on earning assets.  For the nine months ended September 30, 2009, the effective yield on loans decreased 82 basis points reflecting the declining interest rates since September 2007.  The effective yield on investment securities including Federal funds sold increased 144 basis points.  This resulted in the effective yield on interest earning assets decreasing 30 basis points to 6.43% compared to 6.73% for the same period in 2008.  The cost of total interest-bearing liabilities decreased 85 basis points to 1.37% compared to 2.22% for the same period in 2008. The cost of total deposits decreased 50 basis points to 0.99% for the nine months ended September 30, 2009 compared to 1.49% for the same period in 2008. Net interest income for the nine months ended September 30, 2009 was $25,887,000, compared to $17,598,000 for the same period in 2008, an increase of $8,289,000 or 47.1%.  Net interest income increased as a result of the above yield changes combined with the increased levels of earning assets partially offset by the increased levels of interest-bearing liabilities.  The increases were primarily from the Service 1st merger and also from our organic growth.  The Bank had non-accrual loans totaling $11,835,000 at September 30, 2009, compared to $15,750,000 at December 31, 2008 and $1,419,000 at September 30, 2008.  The Company had other real estate owned at September 30, 2009 totaling $3,102,000, compared to none at December 31, 2008, or September 30, 2008.

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

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, Madera, Merced, Sacramento, Stanislaus, and San Joaquin Counties of central California.  Additionally, we have a private banking office in Sacramento County, and a loan production office in Modesto, California.  As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

At September 30, 2009, we had total loans of $480,848,000, total assets of $758,744,000, total deposits of $638,063,000, and shareholders’ equity of $85,422,000.

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

The Bank operates 16 branches which serve the communities of Fresno, Clovis, Kerman, Prather, Oakhurst, Madera, Merced, Tracy, Stockton, Lodi, and Sacramento, California; and a loan production office which serves the Modesto, California community.  A new office opened in Merced, California during the third quarter of 2009.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2009 FDIC data, the Bank’s branches in Fresno, Madera and San Joaquin Counties had a 3.50% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•                                          Return to our stockholders;

•                                          Return on average assets;

•                                          Development of Core Earnings;

•                                          Asset quality;

•                                          Asset growth;

•                                          Operating efficiency; and

•                                          Liquidity.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 3.41% for the nine months ended September 30, 2009 compared to 8.82% for the year ended December 31, 2008 and 9.36% for the nine months ended September 30, 2008.  Our net income for the nine months ended September 30, 2009 decreased $1,732,000 or 45.2% to $2,102,000 compared to $3,834,000 for the nine months ended September 30, 2008.  Net income decreased due to increases in the provision for credit losses and non-interest expenses, offset by increases in net interest income, and non-interest income.  Net interest margin (NIM) increased 18 basis points comparing the nine month periods ended September 30, 2009 and 2008.   Diluted EPS was $0.23 for the nine months ended September 30, 2009 and $0.61 for the same period in 2008.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2009 was 0.37% compared to 0.95% for the year ended December 31, 2008 and 1.01% for the nine months ended September 30, 2008.  The decrease in ROA compared to December 2008 is due to the decrease in net income relative to our increase in average assets.  Average assets for the nine months ended September 30, 2009 were $751,163,000 compared to $541,789,000 for the year ended December 31, 2008.  ROA for our peer group was (1.28%) at June 30, 2009.  Peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 5.39% for the nine months ended September 30, 2009, compared to 5.21 % for the same period in 2008.  The increase in net interest margin is principally due to a decrease in the Company’s cost of funds which was greater than the decrease in our yield on earning assets.  In comparing the two periods, the effective yield on total earning assets decreased 30 basis points, while the cost of total interest bearing liabilities decreased 85 basis points and the cost of total deposits decreased 50 basis points.  The Company’s total cost of deposits for the nine months ended September 30, 2009 was 0.99% compared to 1.49% for the same period in 2008.  At September 30, 2009, 24.2% of the Company’s average deposits were non-interest bearing compared to 20.5% for the Company’s peer group as of June 30, 2009.s.  Net interest income for the nine months ended September 30, 2009 was $25,887,000 compared to $17,598,000 for the same period in 2008.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities.  Non-interest income for the nine months ended September 30, 2009 increased $853,000 or 21.9% to $4,747,000 compared to $3,894,000 for the nine months ended September 30, 2008 mainly due to increases in gains from sales and calls of investment securities, service charge income, loan placement fees, and other income, partially offset by a decrease in FHLB stock dividends.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of non-performing loans as a percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $11,835,000 or 2.46% of total loans as of September 30, 2009, $15,750,000 or 3.25% of total loans at December 31, 2008, and $1,419,000 or 0.40% of total loans as of September 30, 2008.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had other real estate owned at September 30, 2009 totaling $3,102,000, and none at December 31, 2008, or September 30, 2008.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased slightly by 0.8% during the nine months ended September 30, 2009 to $758,744,000 compared to $752,713,000 as of December 31, 2008.  Total gross loans decreased 0.7% to $480,848,000 as of September 30, 2009 compared to $484,238,000 as of December 31, 2008.  Total deposits increased 0.5% to $638,063,000 as of September 30, 2009 compared to $635,058,000 as of December 31, 2008.  Our loan to deposit ratio at September 30, 2009 was 75.4% compared to 76.3% at December 31, 2008.  The loan to deposit ratio of our peers was 92.8% at June 30, 2009.  Further discussion of loans and deposits is below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, divided by net interest income plus non-interest income, excluding gains from sales of securities) was 68.7% for the nine months ended September 30, 2009 compared to 69.2% for the nine months ended September 30, 2008.  The improvement in the efficiency ratio is due to an increase in net interest income partially offset by an increase in operating expenses.  The Company’s net interest income before provision for credit losses plus non-interest income increased 42.5% to $30,634,000 for the nine months ended September 30, 2009 compared to $21,492,000 for the same period in 2008, while operating expenses increased 40.2% to $20,915,000 from $14,922,000 for the same period in 2008.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008:

Net income decreased to $2,102,000 for the nine months ended September 30, 2009 compared to $3,834,000 for the nine months ended September 30, 2008.  Basic earnings per share were $0.24 and $0.64 for the nine months ended September 30, 2009 and 2008, respectively.  Diluted earnings per share were $0.23 for the nine months ended September 30, 2009 and $0.61 for the same period in 2008.  Annualized ROE was 3.41% for the nine months ended September 30, 2009 compared to 9.36% for the nine months ended September 30, 2008.  Annualized ROA for the nine months ended September 30, 2009 was 0.37% compared to 1.01% for the nine months ended September 30, 2008.

Net income for the nine months ended September 30, 2009 compared to the same period in the prior year decreased due mainly to increases in the provision for credit losses and non-interest expenses, partially offset by increases in net interest income and non-interest income, and a decrease in the provision for income taxes.  Net interest income increased due to an increase in the level of interest earning assets and a decrease in our cost of interest-bearing liabilities, partially offset by a decrease in the yield on interest earning assets and an increase in the level of average interest-bearing-liabilities.  Non-interest expenses increased primarily due to salaries and benefits and other expenses including a significant increase in our FDIC insurance assessments.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009			FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$795	$3	0.50%	$1,661	$38	3.05%
Securities
Taxable securities	113,962	6,084	7.12%	73,230	3,088	5.62%
Non-taxable securities (1)	64,063	3,473	7.23%	24,472	1,032	5.62%
Total investment securities	178,025	9,557	7.16%	97,702	4,120	5.62%
Federal funds sold	13,290	29	0.29%	12,099	206	2.27%
Total securities	192,110	9,589	6.66%	111,462	4,364	5.22%
Loans (2) (3)	474,414	22,715	6.40%	348,318	18,851	7.22%
Federal Home Loan Bank stock	3,140	7	0.30%	2,061	88	5.69%
Total interest-earning assets	669,664	$32,311	6.43%	461,841	$23,303	6.73%
Allowance for credit losses	(8,030)			(4,038)
Non-accrual loans	13,267			554
Other real estate owned	2,376			—
Cash and due from banks	18,123			17,105
Bank premises and equipment	6,670			5,908
Other non-earning assets	49,093			22,477
Total average assets	$751,163			$503,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$129,806	$623	0.64%	$72,867	$189	0.35%
Money market accounts	133,070	959	0.96%	98,090	1,492	2.03%
Time certificates of deposit, under $100,000	86,333	1,459	2.26%	69,287	1,479	2.85%
Time certificates of deposit, $100,000 and over	128,004	1,609	1.68%	43,930	1,420	4.31%
Total interest-bearing deposits	477,213	4,650	1.30%	284,174	4,580	2.15%
Other borrowed funds	31,952	586	2.45%	32,562	686	2.81%
Total interest-bearing liabilities	509,165	$5,236	1.37%	316,736	$5,266	2.22%
Non-interest bearing demand deposits	152,702			127,033
Other liabilities	7,026			5,458
Shareholders’ equity	82,270			54,620
Total average liabilities and shareholders’ equity	$751,163			$503,847
Interest income and rate earned on average earning assets		$32,311	6.43%		$23,303	6.73%
Interest expense and interest cost related to average interest-bearing liabilities		5,236	1.37%		5,266	2.22%
Net interest income and net interest margin (4)		$27,075	5.39%		$18,037	5.21%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,181 and $351 in 2009 and 2008, respectively.

(2)  Loan interest income includes loan fees of $406 in 2009 and $571 in 2008.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $3,864,000 or 20.5% in the nine months ended September 30, 2009 compared to the same period in 2008.  Average total loans, including non-accrual loans, for the nine months ended September 30, 2009 increased 39.8% to $487,681,000 compared to $348,872,000 for the same period in 2008.  While loan growth was positive, the yield on average total loans decreased 82 basis points to 6.40% for the nine months ended September 30, 2009 compared to 7.22% for the same period in 2008 largely due to the 500 basis points decline in interest rates by the Federal Reserve Bank since September 2007.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the decrease in the prime interest rate.    We are committed to providing our customers with the best price; however we are also committed to increasing our value to shareholders and strong asset quality.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $4,395,000 in the first nine months of 2009 to $8,408,000 compared to $4,013,000 for the same period in 2008, mainly due to the 72.4% increase in average balances of total investment securities and increased yields due to the acquisition of Service 1st.  Income from investments represents 32.5% of net interest income for the nine months ended September 30, 2009 compared to 22.8% for the same period in 2008.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in high quality mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2009, we held $88,300,000 or 52.0% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 7.3%.  We understand the interest rate risks, credit risks, and prepayment risks associated with MBS and CMOs.  In a declining interest rate environment, prepayments from MBS and CMOs could be expected to increase and the expected life of the investment could be expected to shorten.  Conversely, if interest rates increase, prepayments could be expected to decline and the average life of the MBS and CMOs could be expected to extend.  Additionally, changes in interest rates are reflected in the market value of the investment portfolio.  During declining interest rates, the investment portfolio could be expected to have market value gains and in increasing rate environments, the market value could be expected to be negative.  The change in market value, net of tax-effect, of the available-for-sale investment portfolio is also reflected in the Company’s equity.  At September 30, 2009, the average life of the investment portfolio was 7.7 years and the market value reflected a pre-tax unrealized gain of $1,741,000.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2009, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $16,961,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $13,315,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the nine months ended September 30, 2009 increased $8,259,000 or 36.1% to $31,123,000 compared to $22,864,000 for the nine months ended September 30, 2008.  The increase was due to the 45.0% increase in the average balance of interest earning assets partially offset by the 30 basis point decrease in the yield on those assets.  The yield on interest earning assets decreased to 6.43% for the nine months ended September 30, 2009 from 6.73% for the nine months ended September 30, 2008.  Average interest earning assets increased to $669,664,000 for the nine months ended September 30, 2009 compared to $461,841,000 for the nine months ended September 30, 2008.  The $207,823,000 increase in average earning assets can be attributed to the Service 1st acquisition and our own organic growth in loans.

Interest expense on deposits for the nine months ended September 30, 2009 increased $70,000 or 1.5% to $4,650,000 compared to $4,580,000 for the nine months ended September 30, 2008.  This increase was due to an increase in average interest bearing deposits of $193,039,000 or 67.9% partially offset by an 85 basis point decrease in deposit rates due to the repricing of deposits in the lower current interest rate environment.  Average interest-bearing deposits were $477,213,000 for the nine months ended September 30, 2009 compared to $284,174,000 for the same period ended September 30, 2008.  Average transaction accounts (including interest bearing checking, money market accounts and non interest bearing demand deposits) increased 40.8% to $393,517,000 for the nine months ended September 30, 2009 compared to $279,477,000 for the nine months ended September 30, 2008.  Total average CDs increased 89.3% to $214,337,000 from $113,217,000.  The overall cost of our deposits decreased to 0.99% for the nine months ended September 30, 2009 compared to 1.49% for the nine months ended September 30, 2008.

Average other borrowed funds decreased $610,000 or 1.9% to $31,952,000 with an effective rate of 2.45% for the nine months ended September 30, 2009 compared to $32,562,000 with an effective rate of 2.81% for the nine months ended September 30, 2008.  As a result, total interest expense decreased $30,000 to $5,236,000 for the nine months ended September 30, 2009 from $5,266,000 for the nine months ended September 30, 2008.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.   The debentures were acquired in the merger with Service 1st.   See the section on Financial Condition for more detail.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2009 increased by $8,289,000 or 47.1% to $25,887,000 compared to $17,598,000 for the nine months ended September 30, 2008.  This increase was primarily due to the increase in average interest earning assets along with the 18 basis point increase in the net interest margin partially offset by an increase in average interest bearing liabilities.  Average interest earning assets were $669,664,000 for the nine months ended September 30, 2009 with a net interest margin of 5.39% compared to $461,841,000 with a net interest margin of 5.21% for the nine months ended September 30, 2008.

Average interest bearing liabilities were $509,165,000 for the nine months ended September 30, 2009 compared to $316,736,000 for the same period in 2008.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Administrator (CCA), who reviews the grades for accuracy.  The risk grading and reserve allocations are analyzed semi-annually by a third party credit reviewer and by various regulatory agencies.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	September 30, 2009 Amount	% of Total Loans	December 31, 2008 Amount	% Total Loans
Commercial and industrial	$2,646	25.4%	$1,777	26.7%
Agricultural land and production	720	9.4%	235	6.7%
Real estate	4,225	47.4%	2,570	46.9%
Real estate - construction and other land loans	653	8.0%	820	9.6%
Equity loans and lines of credit	320	7.3%	64	6.8%
Consumer and installment	446	2.4%	593	3.1%
Other	51	0.1%	64	0.2%
Unallocated reserves	966	—	1,100	—
Total allowance for credit losses	$10,027	100.0%	$7,223	100.0%

The unallocated reserves as of September 30, 2009 are principally due to qualitative and quantitative factors (Q factors).  The Q factor reserve was increased at year end 2008 due to the unknown level of loss exposure found in the acquired Service 1st portfolio.  As we approach a year of experience, the allocation by loan type is better defined, thereby resulting in increased reserve levels by type.  Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the nine months ended September 30, 2009 were $7,650,000 compared to $905,000 for the same period in 2008.  The increase in 2009 is due to our assessment of the required level and overall adequacy of the allowance for credit losses and growth in the portfolio.  During the nine months ended September 30, 2009, the Company had net charge offs totaling $4,846,000 compared $259,000 for the same period in 2008.

The Company had non-performing loans totaling $11,835,000 as of September 30, 2009, $15,750,000 as of December 31, 2008, and $1,419,000 as of September 30, 2008.  Non-performing loans as a percentage of loans were 2.46% at September 30, 2009 compared to 3.25% at December 31, 2008, and 0.40% at September 30, 2008.  Other Real Estate Owned at September 30, 2009 was $3,102,000, and none at December 31, 2008 or September 30, 2008.

The annualized net charge off ratio, which reflects net charge-offs to average loans for the nine months ended September 30, 2009 was 1.32% compared to 0.10% for the same period in 2008.  The annual net charge off ratios for 2008, 2007, and 2006 were 0.20%, 0.12% and 0.11%, respectively.

Management believes the significant economic downturn witnessed during 2008 and that has continued into 2009 has had a considerable impact on the ability of certain borrowers to satisfy their obligations to the Company, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, the Company estimates the impact certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 have continued into 2009 and contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in year over year increases in credit loss provisions.

Losses in the commercial and industrial, real estate segments of the loan portfolio during the first nine months of 2009 compared to the same prior year period increased significantly, contributing to the additional provisions the Company made to the allowance for credit losses.  Although the majority of losses within these segments of the portfolio were the result of several large write-downs, the Company has witnessed an increase in the number and total dollar volume of past due loans within the commercial and industrial, and real estate segments.  Past due loans, not including non accrual loans, in these segments totaled $3,956,000 at September 30, 2009 compared to $2,000 at September 30, 2008.  Additionally, while the Company saw a decline in the balance of non-accruing loans when compared to that reported at December 31, 2008, non-accruing balances remain elevated relative to historical periods, also contributing to increased credit loss provisions.  Continued increases in the level of charge-offs and the number and dollar volume of past due and non-performing loans may result in further provisions to the allowance for credit losses.

Comparing the legacy bank to the portfolio acquired in the merger with Service 1st from the date of acquisition to September 30, 2009, legacy bank had $23,476,000 adverse actions and $13,660,000 positive actions compared to the Service 1st portfolio with $24,538,000 adverse actions and $7,933,000 positive actions.  Adverse actions include charged off loans, loans moved to other real estate owned, and newly identified classified loan totals.  Positive actions include classified loans which were paid off, payments made, or amounts upgraded due to improved financial performance.

Management anticipates continued weakness in economic conditions on national, state and local levels through the remainder of 2009.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result the Company may be required to make further significant provisions to the allowance for credit losses during 2009.  Management has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of September 30, 2009, Management believes, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank stock dividends, and other income.  Non-interest income was $4,747,000 for the nine months ended September 30, 2009 compared to $3,894,000 for the same period ended September 30, 2008.  The $853,000 or 21.9% increase in non-interest income was primarily due to increases in gains on sales and calls of investment securities, customer service charges, appreciation in cash surrender value of bank owned life insurance, loan placement fees, and other income partially offset by decreases in FHLB stock dividends.

During the nine months ended September 30, 2009, we realized net gains on sales and calls of investment securities of $748,000 compared to $156,000 for the same period in 2008.  The Company marked the investment securities portfolio, acquired from Service 1st, to market at the acquisition date, securities subsequently called at par value contributed $560,000 of the gain.   $188,000 of the gain is a result of the sale of investment securities.

Customer service charges increased $105,000 or 4.3% to $2,578,000 for the first nine months of 2009 compared to $2,473,000 for the same period in 2008, mainly due to an increase in transaction account service charge income.  These increases are mainly due to an increase in the activity level as the average number of transaction accounts has increased due to the Service 1st acquisition and the increase in fees generated by the overdraft protection program.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) increased $103,000 or 54.8% comparing the nine months ended September 30, 2009 with the same period in 2008.  The average balance in this portfolio increased comparing the two periods as a result of the Service 1st acquisition.  The Bank’s salary continuation, deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $3,140,000 in FHLB stock.  We received dividends totaling $7,000 in the nine months ended September 30, 2009 compared to $88,000 during the same period in 2008.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $5,993,000 or 40.2% to $20,915,000 for the nine months ended September 30, 2009 compared to $14,922,000 for the nine months ended September 30, 2008.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income, was 68.7% for the first nine months of 2009 compared to 69.2% for the nine months ended September 30, 2008.  The primary drivers for this change were the increases in net interest income and non-interest income partially offset by the increased salaries and benefits expenses, and occupancy expenses.

Salaries and employee benefits increased $2,290,000 or 27.0 % to $10,781,000 for the first nine months of 2009 compared to $8,491,000 for the nine months ended September 30, 2008.  The increase in salaries and employee benefits for the 2009 period can be attributed to the addition of personnel in connection with the Service 1st acquisition and the opening of the new Merced office along with normal cost increases for salaries and employee benefits.

Occupancy and equipment expense increased $843,000 or 41.7% to $2,866,000 for the nine months ended September 30, 2009 compared to $2,023,000 for the nine months ended September 30, 2008.  The increase is due mainly to the addition of three new branch facilities in Tracy, Stockton and Lodi as a result of the Service 1st acquisition, the new Merced office and to the relocation of our Herndon and Fowler branch in Clovis, California during the second quarter of 2008 from an in-store location to a larger traditional branch facility.

Other categories of non-interest expenses increased $2,793,000 or 63.4% in the period under review.  The increase is due primarily to the increase in FDIC insurance premiums as a result of an increase in deposit balances due to the Service 1st acquisition, an increase in the assessment rates recently enacted by the FDIC, and an FDIC imposed Special Assessment of $343,000 that was effective during the second quarter of 2009.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the nine months ended September 30, (Dollars in thousands)	Other Expense 2009	Annualized % Avg. Assets	Other Expense 2008	Annualized % Avg. Assets
Regulatory assessments	$1,305	0.23%	$214	0.06%
Data/item processing	1,044	0.19%	614	0.16%
Advertising	551	0.10%	374	0.10%
ATM/debit card expenses	352	0.06%	250	0.07%
Audit/accounting	339	0.06%	292	0.08%
Amortization of core deposit intangibles	311	0.06%	161	0.04%
Legal fees	260	0.05%	102	0.03%
Telephone	201	0.04%	152	0.04%
Stationery/supplies	200	0.04%	162	0.04%
License & maintenance contracts	189	0.03%	125	0.01%
Postage	174	0.03%	130	0.03%
Consulting	173	0.03%	127	0.03%
Director fees and related expenses	154	0.03%	130	0.03%
Amortization of software	146	0.03%	65	0.02%
General Insurance	107	0.02%	97	0.03%
Donations	77	0.01%	67	0.02%
Education/training	77	0.01%	90	0.03%
Operating losses	9	0.00%	25	0.01%
Other	1,532	0.27%	1,231	0.33%
Total other non-interest expense	$7,201		$4,408

Provision for Income Taxes

The effective income tax rate was (1.6%) for the nine months ended September 30, 2009 compared to 32.3% for the nine months ended September 30, 2008.  The Company reported an income tax benefit of $33,000 for the nine months ended September 30, 2009, compared to a provision totaling $1,831,000 for the nine months ended September 30, 2008.  The decrease in the effective tax rate in the nine months ended September 30, 2009 compared to the prior year comparable period is due primarily to increases, as a percentage of pretax income, in the federal tax deduction for tax free municipal bonds, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.  Due to these items, the Company is in a taxable loss position for the nine months ended September 30, 2009, which is the reason a tax benefit was recorded

Preferred Stock Dividends and Accretion

On January 30, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program, and issued and sold 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 158,133 shares at $6.64 per share of the Company’s common stock, no par value, for an aggregate purchase price of $7,000,000 in cash.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $295,000 during the nine months ended September 30, 2009.

Net Income for the Third Quarter of 2009 Compared to the Third Quarter of 2008:

Net income was $379,000 for the third quarter ended September 30, 2009 compared to $1,214,000 for the third quarter ended September 30, 2008.  Basic earnings per share were $0.04 and $0.20 for the quarters ended September 30, 2009 and 2008, respectively.  Diluted earnings per share were $0.03 and $0.19 for the quarters ended September 30, 2009 and 2008, respectively.  Annualized ROE was 1.82% for the quarter ended September 30, 2009 compared to 8.82% for the quarter ended September 30, 2008.  Annualized ROA for the three months ended September 30, 2009 was 0.20% compared to 0.93% for the quarter ended September 30, 2008.

The decrease in net income for the quarter ended September 30, 2009 compared to the same period in the prior year was mainly due to the increase in the provision for credit losses and non-interest expenses, offset by increases in net interest income and non-interest income and a decrease in the provision for income taxes.  Net interest income increased due to an increase in the level of average earning assets and a decrease in our cost of interest bearing liabilities, partially offset by an increase in the level of average interest-bearing liabilities and a slight decrease in the yield on earning assets.  Non-interest expenses increased primarily due to salaries and benefits, occupancy expenses and other expenses.  Our results of operations for the third quarter of 2009 reflect the Service 1st acquisition for the full quarter.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009			FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$5	$—	0.00%	$4,674	$35	2.97%
Securities
Taxable securities	103,998	1,748	6.72%	77,705	1,174	6.04%
Non-taxable securities (1)	66,191	1,180	7.13%	23,960	339	5.67%
Total investment securities	170,189	2,928	6.88%	101,665	1,513	5.95%
Federal funds sold	19,496	15	0.31%	16,017	78	1.91%
Total securities	189,690	2,943	6.21%	122,356	1,626	5.32%
Loans (2) (3)	474,354	7,660	6.41%	351,239	6,165	6.96%
Federal Home Loan Bank stock	3,140	7	0.89%	2,095	32	6.11%
Total interest-earning assets	667,184	$10,610	6.36%	475,690	$7,823	6.58%
Allowance for credit losses	(8,749)			(4,142)
Non-accrual loans	11,907			1,382
Other real estate owned	3,042
Cash and due from banks	17,664			18,930
Bank premises and equipment	8,517			5,995
Other non-earning assets	46,101			21,654
Total average assets	$745,666			$519,509
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$128,693	$171	0.53%	$73,514	$65	0.35%
Money market accounts	136,082	291	0.85%	103,956	486	1.85%
Time certificates of deposit, under $100,000	70,975	582	3.25%	62,022	466	2.98%
Time certificates of deposit, $100,000 and over	145,052	325	0.89%	53,387	371	2.76%
Total interest-bearing deposits	480,802	1,369	1.13%	292,879	1,388	1.88%
Other borrowed funds	24,916	179	2.85%	38,900	265	2.70%
Total interest-bearing liabilities	505,718	$1,548	1.21%	331,779	$1,653	1.98%
Non-interest bearing demand deposits	150,141			127,217
Other liabilities	6,637			5,453
Shareholders’ equity	83,170			55,060
Total average liabilities and shareholders’ equity	$745,666			$519,509
Interest income and rate earned on average earning assets		$10,610	6.36%		$7,823	6.58%
Interest expense and interest cost related to average interest-bearing liabilities		1,548	1.21%		1,653	1.98%
Net interest income and net interest margin (4)		$9,062	5.43%		$6,170	5.19%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $401 and $115 in 2009 and 2008, respectively.

(2)  Loan interest income includes loan fees of $132 in 2009 and $165 in 2008.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $1,495,000 or 24.3% to $7,660,000 for the third quarter of 2009 compared to $6,165,000 for the same period in 2008.  Average total loans, including non-accrual loans for the third quarter of 2009 increased $133,640,000 or 37.9% to $489,261,000 compared to $352,621,000 for the same period in 2008, while the yield on loans decreased by 55 basis points.  The decrease in loan yield is primarily due to the 500 basis points decline in interest rates by the Federal Reserve Bank since September 2007 offset by our efforts to place interest rate floors on our variable rate loans.  Our loan yield for the third quarter of 2009 was 6.41% compared to 6.96% for the same period in 2008.

Interest income from total investments (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $1,031,000 or 68.2% in the third quarter of 2009 compared to the same period in 2008, mainly due to an increase in the average investment balance for the third quarter of 2009 compared to the same period in 2008 and an increase in yield.  The average balance of investments increased $67,334,000 or 55.0% to $189,690,000 for the third quarter of 2009 from $122,356,000 for the comparable 2008 period primarily due to the acquisition of Service 1st.  The yield on total investments for the quarter ended September 30, 2009 was 6.21% compared to 5.32% for the quarter ended September 30, 2008.  Income from investments represents 29.4% of net interest income for the third quarter of 2009 compared to 25.1% for the same quarter in 2008.

Total interest income for the third quarter of 2009 increased $2,526,000 or 32.9%, to $10,202,000 compared to $7,676,000 for the quarter ended September 30, 2008.  The increase was due to the, $191,494,000 or 40.3% increase in the average balance of interest earning assets, partially offset by the 22 basis point decrease in the yield on those assets.  The yield on interest earning assets decreased to 6.36% for the quarter ended September 30, 2009 compared to 6.58% for the quarter ended September 30, 2008.  Average interest earning assets increased to $667,184,000 for the quarter ended September 30, 2009 compared to $475,690,000 for the quarter ended September 30, 2008.  The $191,494,000 increase in average earning assets can be attributed to the Service 1st acquisition and our own organic growth.

Interest expense on deposits for the quarter ended September 30, 2009 decreased $19,000 or 1.4% to $1,369,000 compared to $1,388,000 for the quarter ended September 30, 2008.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 45 basis points to 0.86% for the quarter ended September 30, 2009 compared to 1.31% for the same period in 2008.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 64.2% or $187,923,000 comparing the third quarter of 2009 to the same period in 2008.  Average interest-bearing deposits were $480,802,000 for the quarter ended September 30, 2009, with an effective rate paid of 1.13%, compared to $292,879,000 for the same period in 2008, with an effective rate paid of 1.88%.

Average other borrowed funds decreased $13,984,000 to $24,916,000 with an effective rate of 2.85% for the quarter ended September 30, 2009 compared to $38,900,000 with an effective rate of 2.70% for the quarter ended September 30, 2008.  As a result, total interest expense decreased $105,000 to $1,548,000 for the quarter ended September 30, 2009 from $1,653,000 for the quarter ended September 30, 2008.  Other borrowings include advances from the FHLB and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.  The subordinated deferrable interest debentures totaling $5,155,000 were acquired in the acquisition of Service 1st.

The cost of all of our interest bearing liabilities decreased 77 basis points to 1.21% for the quarter ended September 30, 2009 compared to 1.98% for the quarter ended September 30, 2008.  The decrease is due to the lower current interest rate environment as mentioned above.  Additionally, non-interest bearing demand deposits increased in the periods under review.  Average demand deposits increased 18.0% to $150,141,000 for the quarter ended September 30, 2009 from $127,217,000 for the quarter ended September 30, 2008.  Average transaction accounts (including interest bearing checking, money market accounts and non-interest bearing demand deposits) increased 36.8% to $392,233,000 for the quarter ended September 30, 2009 compared to $286,653,000 for the quarter ended September 30, 2008.  Average time certificates of deposit increased $100,618,000 or 87.2% to $216,027,000 for the third quarter of 2009 compared to $115,409,000 for the same period in 2008.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2009 increased $2,631,000 or 43.7% to $8,654,000 compared to $6,023,000 for the quarter ended September 30, 2008.  This increase was primarily due to an increase in average interest earning assets and an increase in the net interest margin of 24 basis points, partially offset by an increase in average interest-bearing liabilities.  Average interest earning assets were $667,184,000 for the quarter ended September 30, 2009 with a net interest margin of 5.43% compared to $475,690,000 with a net interest margin of 5.19% for the quarter ended September 30, 2008.  For a discussion of the repricing of our assets and liabilities, see “Item 3 - Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additional provisions to the allowance for credit losses in the third quarter of 2009 were $3,233,000 compared to $635,000 for the third quarter of 2008.  The increase in 2009 is due to an increase in the level of charged off loans as well as increases in classified loans as a result of deterioration in real estate appraised values.  Management expects this increasing trend to continue during the balance of 2009.  The Company had non-performing loans totaling $11,835,000 as of September 30, 2009 compared to $15,750,000 as of December 31, 2008 and $1,419,000 as of September 30, 2008.  Other real estate owned at September 30, 2009 was $3,102,000 and none at December 31, 2008 or September 30, 2008.

The Company had $1,798,000 net loan charge-offs for the third quarter of 2009 compared to $178,000 for the same quarter in 2008.  The annualized net charge-off ratio, which reflects net charge-offs to average loans, was 1.48% for the quarter ended September 30, 2009 compared to 0.20% for the quarter ended September 30, 2008.  Refer to the allowance for credit losses section for further discussion of credit quality.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,608,000 for the quarter ended September 30, 2009 compared to $1,382,000 for the same period ended September 30, 2008.  The $226,000 or 16.4% increase in non-interest income comparing the quarter ended September 30, 2009 to the same period in 2008 was due to increases in service charges, loan placement fees, appreciation in cash surrender value of bank owned life insurance, net gains on sales of investments, and other income, offset by decreases in FHLB stock dividends.

Customer service charges increased $73,000 or 8.8% to $900,000 for the third quarter of 2009 compared to $827,000 for the same period in 2008 due primarily to an increase in analysis service charges on business checking accounts and overdraft fees on consumer checking accounts.  The appreciation in cash surrender value of bank owned life insurance increased $32,000 or 50.0% to $96,000 for the third quarter of 2009 compared to $64,000 for the same period in 2008 due primarily to an increase in BOLI policies as a result of the Service 1st acquisition.  Loan placement fees increased $24,000 to $43,000 for the third quarter of 2009 compared to $19,000 for the same period in 2008 due to an increase in home sales and refinancing activity.  The Company received a $7,000 FHLB dividend during the third quarter of 2009 compared to $32,000 for the third quarter of 2008.  Net realized gains from sales and calls of investment securities in the quarter ended September 30, 2009 were $237,000 compared to $156,000 during the same period in 2008.  Other income increased $41,000 to $325,000 for the third quarter of 2009 compared to $284,000 for the same period in 2008.

Non-Interest Expenses

Salaries and employee benefits, occupancy, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,962,000 or 39.4% to $6,946,000 for the quarter ended September 30, 2009 compared to $4,984,000 for the same period in 2008.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 68.7% for the third quarter of 2009 compared to 69.2% for the third quarter of 2008.

Salaries and employee benefits increased $676,000 or 24.4% to $3,451,000 for the third quarter of 2009 compared to $2,775,000 for the third quarter of 2008.  The increase in salaries and employee benefits for the third quarter of 2009 can be attributed to an increase in the number of employees following the Service 1st acquisition, the new Merced office opened in the third quarter 2009, and normal cost increases for salaries and benefits.

Occupancy and equipment expense increased $264,000 to $977,000 for the third quarter of 2009 compared to $713,000 for the third quarter of 2008.  The 37.0% increase in occupancy expense for the quarter ended September 30, 2009 is due mainly to the addition of three new branch facilities in Tracy, Stockton and Lodi as a result of the Service 1st acquisition, and a new Merced office.

Loss on sale of assets was $67,000 for the quarter ended September 30, 2009 compared to none for the same period in 2008.  The Company sold a loan at a discount which resulted in the loss on sale.

Other non-interest expenses increased $955,000 or 63.8% to $2,451,000 for the quarter ended September 30, 2009 compared to $1,496,000 for the same period in 2008.  The increase is due primarily to the increase in FDIC insurance premiums as a result of the growth in deposit balances due to the Service 1st acquisition, and an increase in the assessment rates recently enacted by the FDIC.  Our FDIC insurance assessments for the quarter ended September 30, 2009 were $272,000 compared to $64,000 for the same period in 2008.

Provision for Income Taxes

A tax benefit of $296,000 was realized for the third quarter of 2009 compared to a provision for income taxes of $572,000 for the quarter ended September 30, 2008.  The decrease in the effective tax rate for the three months ended September 30, 2009 compared to the prior year comparable period is due primarily to increases, as a percentage of pretax income, in the federal tax deduction for tax-free municipal bonds, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On January 30, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program, and issued and sold 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 158,133 shares of the Company’s common stock, no par value, for an aggregate purchase price of $7,000,000 in cash.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $111,000 during the quarter ended September 30, 2009.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2009 compared to December 31, 2008

As of September 30, 2009, total assets were $758,744,000, an increase of 0.8%, or $6,031,000, compared to $752,713,000 as of December 31, 2008.  Total gross loans decreased 0.7% or $3,390,000, to $480,848,000 as of September 30, 2009 compared to $484,238,000 as of December 31, 2008.  Total deposits increased 0.5% or $3,005,000 to $638,063,000 as of September 30, 2009 compared to $635,058,000 as of December 31, 2008.  Stockholders’ equity increased $10,047,000 or 13.3% to $85,422,000 as of September 30, 2009 compared to $75,375,000 as of December 31, 2008 due to the issuance of preferred stock, net income included in retained earnings, and an increase in other comprehensive income.

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

See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, and overnight investments in the Federal funds market of which $166,395,000 are classified as available-for-sale and $3,040,000 are classified as held-to-maturity.  As of September 30, 2009, $98,784,000 was held as collateral for public funds, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  It is designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment securities, as described in the table below, is generally considered higher than our peers due mostly to our relatively low loan to deposit ratio.  The amortized cost of these investment securities decreased 12.7% to $168,084,000 at September 30, 2009 from $192,445,000 at December 31, 2008.  The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $1,741,000 at September 30, 2009 compared to an unrealized gain of $313,000 at December 31, 2008.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

		Gross	Gross
September 30, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government agencies	$863	$21	$—	$884
Obligations of states and political subdivisions	68,482	5,600	(377)	74,705
U.S. Government agencies collateralized by mortgage obligations	57,103	1,388	(54)	58,437
Other securities	37,206	1,082	(5,919)	32,369
	$164,654	$8,091	$(6,350)	$166,395

		Gross	Gross
September 30, 2009	Amortized	Unrealized	Unrealized	Market
Investment Type - Held to Maturity	Cost	Gains	Losses	Value
Other securities	$3,430	$10	$(430)	$3,010

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Market
Investment Type - Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government agencies	$12,745	$116	$(1)	$12,860
Obligations of states and political subdivisions	56,961	2,469	(808)	58,622
U.S. Government agencies collateralized by mortgage obligations	44,967	813	(23)	45,757
Other securities	70,732	4,069	(6,322)	68,479
	$185,405	$7,467	$(7,154)	$185,718

		Gross	Gross
December 31, 2008	Amortized	Unrealized	Unrealized	Market
Investment Type - Held-to-Maturity	Cost	Gains	Losses	Value
Other securities	$7,040	$—	$(340)	$6,700

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows:

	Less than 12 Months		12 Months or More		Total
September 30, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$6,824	$(157)	$2,706	$(220)	$9,530	$(377)
U.S. Government agencies collateralized by mortgage obligations	7,918	(54)	—	—	7,918	(54)
Other securities	7,087	(1,116)	17,606	(4,803)	24,693	(5,919)
	$21,829	$(1,327)	$20,312	$(5,023)	$42,141	$(6,350)

Held-to-Maturity Securities
Other debt securities	$—	$—	$3,010	$(430)	$3,010	$(430)

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$2,277	$(1)	$—	$—	$2,277	$(1)
Obligations of states and political subdivisions	15,061	(808)	—	—	15,061	(808)
U.S. Government agencies collateralized by mortgage obligations	7,264	(17)	1,063	(6)	8,327	(23)
Other securities	39,644	(6,173)	,118	(149)	41,762	(6,322)
	$64,246	$(6,999)	$3,181	$(155)	$67,427	$7,154)

Held-to-Maturity Securities
Other debt securities	$6,700	$(340)	$—	$—	$6,700	$(340)

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

At September 30, 2009, the Company had a total of 44 whole loan CMO holdings with a remaining principal balance of $38,842,000 and a net unrealized loss of approximately $5,249,000.  18 of these securities account for $6,257,000 of the unrealized loss at September 30, 2009 offset by 26 of these securities with gains totaling $1,008,000.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  By analyzing the tranche of the specific securities, the Company has determined that there is no impairment and as such, is not taking any action to write-down these securities.  These investment securities continue to demonstrate cash flows as expected.  As of September 30, 2009, management does not believe the loss in market value of these securities is other than temporary.  We have also evaluated the credit ratings of our other investment securities and, based on our evaluation, management does not consider any investments to be other-than-temporarily-impaired.  However, no assurance can be made that the credit quality of certain securities will not deteriorate in the future which may necessitate future loss provisions.

We held $3,140,000 in Federal Home Loan Bank stock as of September 30, 2009 and December 31, 2008.

Loans

Total gross loans decreased 0.7% or $3,390,000, to $480,848,000 as of September 30, 2009 compared to $484,238,000 as of December 31, 2008.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2009	% of Total loans	December 31, 2008	% of Total loans

Commercial:
Commercial and industrial	$122,391	25.4%	$129,563	26.7%
Agricultural land and production	45,192	9.4%	32,408	6.7%
Total commercial	167,583	34.8%	161,971	33.4%
Real estate:
Owner occupied	110,250	22.9%	113,414	23.4%
Real estate-construction and other land loans	38,221	8.0%	46,558	9.6%
Commercial real estate	70,145	14.5%	64,358	13.3%
Other	47,976	10.0%	49,425	10.2%
Total real estate	266,592	55.4%	273,755	56.5%
Consumer:
Equity loans and lines of credit	35,124	7.3%	32,874	6.8%
Consumer and installment	11,427	2.4%	14,993	3.1%
Other	489	0.1%	863	0.2%
Total consumer	47,040	9.8%	48,730	10.1%

Deferred loan fees, net	(367)		(218)
Total gross loans	480,848	100.0%	484,238	100.0%

Allowance for credit losses	(10,027)		(7,223)
Total loans	$470,821		$477,015

As of September 30, 2009, a concentration of loans existed in loans collateralized by real estate (real estate, real estate construction, land development and other land loans, and equity lines of credit) comprising 62.7% of total loans.  This level of concentration is consistent with 63.3% at December 31, 2008.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at September 30, 2009 or December 31, 2008.

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

At September 30, 2009, we had OREO of $3,102,000, repossessed assets of $65,000, and restructured loans of $2,441,000.  At December 31, 2008, we had no OREO or repossessed assets, and we had restructured loans totaling $1,703,000.  At September 30, 2009 we had non-accrual loans, including restructured loans, totaling $11,835,000 compared to $15,750,000 at December 31, 2008.    Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

In the first nine months of 2009, the Company sold its participation interest in a loan to the Regent Hotel, LLC back to the lead bank, reducing non-accrual loans by $3,486,000.  The Bank was party to a lawsuit filed by Regent Hotel, LLC against First Bank (Lead Bank), as the lead bank in a loan participation, and East West Bank and Service 1st Bank, which was acquired by the Bank on November 13, 2008, which were participating in the loan.  In the first half of 2009, the Lead Bank purchased the Bank’s participating interest in the Regent Hotel loan at a discount and indemnified the Bank against any further actions pursuant to the lawsuit.  Included in the merger consideration paid by the Company to acquire Service 1st was $3,500,000 placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.  Consequent to the Lead Bank buying the Bank’s position, the Bank collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In accordance with the escrow agreement, until the litigation is completely satisfied the remaining $2,454,000 is expected to remain in the escrow fund.

We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  At September 30, 2009, we had $377,000 of specific allowance for credit losses on impaired and or non accrual loans.

A summary of non-accrual, restructured, and past due loans at September 30, 2009 and December 31, 2008 is set forth below.  Management can give no assurance that non-accrual and other non-performing loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	September 30, 2009	December 31, 2008
Non-accrual Loans
Commercial and industrial loans	$4,910	$1,125
Real estate	3,810	5,159
Real estate construction and land development	—	7,635
Consumer	674	80
Other	—	48
Restructured loans (non-accruing)
Commercial and industrial	30	—
Real estate	2,411	1,108
Real estate construction and land development	—	595
Total non-accrual	11,835	15,750
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$11,835	$15,750
Nonperforming loans to total loans	2.46%	3.25%
Ratio of non-performing loans to allowance for credit losses	118.03%	218.05%
Loans considered to be impaired	$11,835	$15,750
Related allowance for credit losses on impaired loans	$377	$125

Classified Assets.  From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time.  These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans.  Each classified loan is monitored monthly and assessed for impairment.

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

The allowance for credit losses is an estimate of the losses that may be sustained in our loan and lease portfolio.  The allowance is based on applicable accounting guidance which requires that losses be accrued when they are probable of occurring and estimable and that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(Dollars in thousands)	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2008

Balance, beginning of the year	$7,223	$3,887
Provision charged to operations	7,650	1,290
Losses charged to allowance	(5,184)	(851)
Recoveries	338	111
Allowance from acquisition of Service 1st	—	2,786
Balance, end of period	$10,027	$7,223
Ratio of non-performing loans to allowance for credit losses	118.03%	218.05%
Allowance for credit losses to total loans	2.09%	1.49%

As of September 30, 2009 the balance in the allowance for credit losses was $10,027,000 compared to $7,223,000 as of December 31, 2008.  The increase was due to net charge offs during for the nine months ended September 30, 2009 being less than the amount of the provision for credit losses.  Net charge offs totaled $4,846,000 while the provision for credit losses was $7,650,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $129,478,000 as of September 30, 2009 compared to $160,450,000 as of December 31, 2008.  Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels based on historical losses as well as economic uncertainties and other risks that exist as of each reporting period.

As of September 30, 2009 the allowance for credit losses was 2.09% of total gross loans compared to 1.49% as of December 31, 2008.  During the nine months ended September 30, 2009, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  The increase in 2009 is due to an increase in the level of charged off loans as well as increases in classified loans as a result of deterioration of real estate appraised values.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Non-performing loans totaled $11,835,000 as of September 30, 2009, and $15,750,000 as of December 31, 2008.  Management believes the allowance at September 30, 2009 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2009 was $23,773,000 consisting of $14,839,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In conjunction with our annual review, management engaged an independent valuation specialist to test goodwill for impairment during the third quarter.  Goodwill impairment testing is a two step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test shall be performed to measure the impairment loss, if any.  If the fair value of the reporting unit exceeds the carrying value, then goodwill is not impaired and step two is unnecessary.  Since the Company is considered to be one reporting unit the fair value of the Company was compared to the carrying value.  Based on the results of the testing performed, the fair value of the Company exceeded the carrying value so step two was not required and goodwill was not impaired.  The fair value of the Company was determined based an analysis of three different valuation methods including the analysis of discounted future cash flows, comparable whole bank transactions and the Company’s market capitalization.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,234,000, net of $166,000 in amortization, and the 2005 acquisition of Bank of Madera County of $482,000, net of $1,018,000 in amortization, at September 30, 2009.  Core deposit intangibles are being amortized by the straight-line method over an estimated life of seven years from the date of acquisition.  Management evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization.  Management evaluated core deposit intangibles during the third quarter and determined no adjustment was necessary.  Amortization expense recognized for the nine month period ended September 30, 2009 and 2008 was $311,000, and $161,000, respectively.

Deposits and Borrowings

Total deposits increased $3,005,000 or 0.5% to $638,063,000 as of September 30, 2009 compared to $635,058,000 as of December 31, 2008.  Interest bearing deposits increased $12,856,000 or 2.7% to $485,808,000 as of September 30, 2009 compared to $472,952,000 as of December 31, 2008.  Non-interest bearing deposits decreased $9,851,000 or 6.1% to $152,255,000 as of September 30, 2009 compared to $162,106,000 as of December 31, 2008.  Interest bearing deposits include $5,000,000 in callable brokered CDs, the proceeds from which were used to purchase investment securities.

The composition of the deposits and average interest rates paid at September 30, 2009 and December 31, 2008 is summarized in the table below.

(Dollars in thousands)	September 30, 2009	% of Total Deposits	Effective Rate	December 31, 2008	% of Total Deposits	Effective Rate

NOW accounts	$111,433	17.5%	0.73%	$111,494	17.6%	0.47%
MMA accounts	138,056	21.6%	0.96%	128,239	20.2%	1.87%
Time deposits	213,373	33.4%	1.91%	211,987	33.4%	3.09%
Savings deposits	22,946	3.6%	0.22%	21,232	3.3%	0.35%
Total interest-bearing	485,808	76.1%	1.30%	472,952	74.5%	2.01%
Non-interest bearing	152,255	23.9%		162,106	25.5%
Total deposits	$638,063	100.0%		$635,058	100.0%

Short-term borrowings totaled $5,000,000 as of September 30, 2009 compared to $6,368,000 as of December 31, 2008.  Short-term borrowings at September 30, 2009, represent FHLB advances with weighted average interest rates of 2.73% and coming due the first quarter of 2010.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long-term borrowings of $14,000,000 at September 30, 2009 represent FHLB advances with weighted average interest of 3.20% and weighted average maturity of 2.0 years.  Long-term borrowings at December 31, 2008 were $19,000,000.

The Bank is eligible to issue certain debt that is backed by the full faith and credit of the United States, up to a limit of $9,424,000, under the FDIC’s Temporary Liquidity Guarantee Program.  Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program.  The Bank will be charged an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt outstanding under the program.  At September 30, 2009, the Company had no borrowings under this debt guarantee program.  The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under this program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.

The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2009, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of September 30, 2009, the rate was 2.11%.  Interest expense recognized by the Company for the nine months ended September 30, 2009 was $105,000.

Capital

Our stockholders’ equity was $85,422,000 as of September 30, 2009 compared to $75,375,000 as of December 31, 2008.   The increase in stockholders’ equity is a result of $7,000,000 in preferred stock and common stock warrants issued to the Treasury under the Capital Purchase Program, net income of $2,102,000 for the nine months ended September 30, 2009, the effect of stock-based compensation expense of $217,000, increase in unrealized income on the available-for-sale investment securities of $857,000, offset by preferred stock dividends and accretion of $295,000.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$62,075	8.64%	$54,519	8.67%
Minimum regulatory requirement	$28,735	4.00%	$25,148	4.00%
Central Valley Community Bank	$60,955	8.49%	$51,296	8.18%
Minimum requirement for “Well-Capitalized” institution	$35,889	5.00%	$31,360	5.00%
Minimum regulatory requirement	$28,711	4.00%	$25,088	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$62,075	10.76%	$54,519	9.33%
Minimum regulatory requirement	$23,071	4.00%	$23,374	4.00%
Central Valley Community Bank	$60,955	10.58%	$51,296	8.81%
Minimum requirement for “Well-Capitalized” institution	$34,581	6.00%	$34,934	6.00%
Minimum regulatory requirement	$23,054	4.00%	$23,289	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$69,352	12.02%	$61,742	10.57%
Minimum regulatory requirement	$46,143	8.00%	$46,748	8.00%
Central Valley Community Bank	$68,226	11.84%	$58,519	10.05%
Minimum requirement for “Well-Capitalized” institution	$57,635	10.00%	$58,223	10.00%
Minimum regulatory requirement	$46,108	8.00%	$46,579	8.00%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2009, the Company had unpledged securities totaling $71,041,000 available as a secondary source of liquidity.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At September 30, 2009 our available borrowing capacity includes approximately $34,000,000 in Federal funds lines with our correspondent banks and $92,787,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At September 30, 2009, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2009 and December 31, 2008:

Credit Lines (In thousands)	September 30, 2009	December 31, 2008

Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$34,000	$39,000
Balance outstanding	$—	$6,368

Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$111,787	$38,207
Balance outstanding	$19,000	$19,000
Collateral pledged	$139,486	$54,350
Fair value of collateral	$144,322	$52,783

Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$1,150	$1,878
Balance outstanding	$—	$—
Collateral pledged	$1,157	$1,885
Fair value of collateral	$1,187	$1,929

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of September 30, 2009, approximately 81.4% of our loan portfolio was tied to adjustable rate indices.  The majority of our time deposits have a fixed rate of interest.  As of September 30, 2009, 90.7% of our time deposits mature within one year or less.

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

Approximately 81.4% of our loan portfolio is tied to adjustable rate indices and 27.6% of our loan portfolio reprices within 90 days.  As of September 30, 2009, we had 440 loans totaling $186,472,000 with floors ranging from 4% to 8.5% and ceilings ranging from 7% to 25%.  In the current rate environment, the number of loans affected by floors and ceilings is minimal.

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2010 under the interest rate shock scenarios stated.  The table was prepared as of September 30, 2009, at which time prime interest rate was 3.25%.  The amounts identified in the table are not materially different from what we showed at December 31, 2008.

Sensitivity Analysis of Impact on Interest Income of Rate Changes

Hypothetical Change in Rates	Projected Net Interest Income ($000)	$ Change from Rates at September 30, 2009 ($000)	Percent Change from Rates at September 30, 2009
UP 300 bps	$36,250	$2,419	7.15%
UP 200 bps	35,392	1,561	4.61%
UP 100 bps	34,532	701	2.07%
UNCHANGED	33,831	—	—
DOWN 25 bps	33,702	(129)	(0.38)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

10.83

Form of Second Amendment to the Director Deferred Compensation Agreement effective January 1, 2009 by and between Central Valley Community Bank and Daniel N. Cunningham, Edwin S. Darden, Jr., Steven D. McDonald, Louis C. McMurray, William S. Smittcamp and Wanda L. Rogers.

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

Central Valley Community Bancorp

Date: November 13, 2009	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: November 13, 2009	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.83

Form of Second Amendment to the Director Deferred Compensation Agreement effective January 1, 2009 by and between Central Valley Community Bank and Daniel N. Cunningham, Edwin S. Darden, Jr., Steven D. McDonald, Louis C. McMurray, William S. Smittcamp and Wanda L. Rogers.