Form 10-K
period 2009-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2010-03-31
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  000-31977

CENTRAL VALLEY COMMUNITY BANCORP

 (Exact name of registrant as specified in its charter)

CALIFORNIA	77-0539125
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7100 N. Financial Dr., Suite 101, Fresno CA	93720
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,181,000 based on the price at which the stock was last sold on June 30, 2009.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 25, 2010
[Common Stock, No par value per share]	9,077,754 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010 (Proxy Statement)	Part III

ADDITIONAL INFORMATION; INQUIRIES

Under the Securities Exchange Act of 1934, Sections 13 and 15(d), periodic and current reports must be filed with the SEC.  We electronically file the following reports with the SEC:

•                  Form 10-K — Annual Report;

•                  Form 10-Q  — Quarterly Report;

•                  Form 8-K  — Report of Unscheduled Material Events; and

•                  Form DEF 14A — Proxy Statement.

We may file additional forms.  The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed.  Additional shareholder information regarding the Company and our Directors is available on our website: www.cvcb.com.  None of the information on or hyperlinked from our website is incorporated into this Report.

Copies of the annual report on Form 10-K for the year ended December 31, 2009 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA 93720.

Inquiries regarding Central Valley Community Bancorp’s accounting, internal controls or auditing concerns should be directed to Steven D. McDonald, chairman of the Board of Directors’ Audit Committee, at steve.mcdonald@cvcb.com or anonymously at www.ethicspoint.com or EthicsPoint, Inc. at 1-866-294-9588.

General inquiries about Central Valley Community Bancorp or Central Valley Community Bank should be directed to Cathy Ponte, Assistant Corporate Secretary at 1-800-298-1775.

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

At December 31, 2009, we had one banking subsidiary, the Bank.  Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California.  We serve Fresno County, Madera County, Sacramento County, San Joaquin County, Merced County, and Stanislaus County and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2009, we had consolidated total assets of approximately $765,488,000.  See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and Financial Statements.

After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank (S1 Bank) was merged with and into the Bank.  S1 Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.

On January 30, 2009, the Company entered into a Letter Agreement (the Purchase Agreement) with the United States Department of the Treasury (the Treasury), pursuant to which the Company issued and sold (i) 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (the Series A Preferred Stock) and (ii) a warrant (the Warrant) to purchase 158,133 shares of the Company’s common stock, no par value, (the Common Stock) for an aggregate purchase price of $7,000,000 in cash.  According to the agreement, if the Company receives aggregate gross cash proceeds of not less than $7,000,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one half of the original number of shares, taking into account all adjustments, underlying the Warrant.  On December 23, 2009, the Company received $8,000,000, as a result of entering into Stock Purchase Agreements to sell a total of 1,264,952 shares of common stock, without par value at $5.25 per share and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock at $1,000 per share, for an aggregate gross purchase price of $8,000,000.  The Company submitted a request to the Treasury to cancel one half of the outstanding Warrants and received confirmation from the Treasury that the number of warrants was reduced to 79,067.

On December 23, 2009, the Company entered into Stock Purchase Agreements with a limited number of accredited investors to sell a total of 1,264,952 shares of common stock, without par value at $5.25 per share, and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock (Series B Preferred Stock) at $1,000 per share, for an aggregate gross purchase price of $8,000,000.

No shares were repurchased under a repurchase plan during 2009 or 2008.  In 2008 the Company repurchased 5,436 shares of common stock from shareholders who perfected their dissenters’ rights related to the merger with Service 1st at an average price of $10.30 for a total cost of $56,000.  During 2007, the Company repurchased 186,800 shares under a repurchase plan at an average price of $14.49 for a total cost of $2,707,000.

As of March 5, 2010, we had a total of 216 employees and 185 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System.  The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under this program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Bank operates 16 full-service banking offices in Clovis, Fresno, Kerman, Madera, Merced, Oakhurst, Sacramento, Tracy, Stockton, Lodi, and Prather, one limited-service banking office in Fresno, and a loan production office in Modesto, California.  The Oakhurst and Madera branches were added through the Bank of Madera County merger in 2005.  The Tracy, Stockton and Lodi offices were added through the merger with Service 1st Bank in November of 2008.  The Bank has a Real Estate Division and an SBA Lending Division located at our corporate headquarters in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno and Madera counties increased to 4.40% in 2009 compared to 4.15% in 2008 based on FDIC deposit market share information published as of June 30, 2009.

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

In 2008, the Bank relocated the office located in a Save Mart Supermarket in Clovis, California, to a new larger stand alone facility.  In November of 2008, The Company acquired Service 1st and its banking subsidiary, S1 Bank, adding three branches located in Tracy, Stockton and Lodi, California.

In 2009, we opened a new full service office in Merced, California and relocated our Oakhurst office to a new smaller facility in a more desirable location.

Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates additional future branch openings to meet the growing service needs of its customers, although none are planned during 2010.

The Bank established an interest in Central Valley Community Insurance Services, LLC at the end of 2006.  The purpose of this entity is to market health, commercial property and casualty insurance products and services primarily to business customers.

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

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2009, we had total loans of $459,207,000.  Total commercial and industrial loans outstanding were $113,535,000; total agricultural land and production loans outstanding were $35,796,000, total real estate construction, land development and other land loans outstanding were $36,169,000; total other real estate loans outstanding were $226,770,000, total equity loans and lines of credit were $36,110,000 and total consumer installment loans outstanding were $11,219,000.  We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2009 approximately 65.1% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 32.5% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, commercial and residential construction, commercial mortgage, home equity, and consumer loans.  In addition, our business activities currently are mainly concentrated in Fresno, Madera and San Joaquin County, California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on our business.

In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday — Thursday	Friday	Saturday
Clovis Main	9:00 a.m. to 4:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Foothill	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Herndon & Fowler	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	9:00 a.m. to 2:00 p.m. Drive Up 9:00 a.m. to 2:00 p.m.
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Kerman	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Lodi	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
River Park	9:00 a.m. to 5:00 p.m. Drive Up 9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.
Sacramento Private Banking	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 5:00 p.m.	None
Stockton	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Tracy	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Merced	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Sunnyside	9:00 a.m. to 5:00 p.m. Drive Up 8:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.
Financial Drive	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 5:00 p.m.	None
Fresno Downtown	9:00 a.m. to 4:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	9:00 a.m. to 5:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	None

Automated teller machines operate at 14 branch locations. All but one operates 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento or Merced offices.  Our Real Estate, Small Business Administration (SBA) Departments and Modesto loan-production office maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available upon customer request.

To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.

In Fresno and Madera Counties, in addition to our 11 full-service and one limited-service branch locations, serving the Bank’s primary service areas, as of December 31, 2009 there were 178 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2009 FDIC Summary of Deposits report indicated the Company had 4.33% of the total deposits held by all depositories in Fresno County and 5.12% in Madera County.  In San Joaquin County, in addition to our three full service branch locations acquired from Service 1st, as of December 31, 2009 there were 119 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2009 report indicated the Company had 2.24% of total deposits held by all depositories in San Joaquin County.  In Sacramento County, in addition to our one branch, as of December 31, 2009 there were 240 operating banking and credit union offices in our primary service area.  Business activity in our primary service area is oriented toward light industry, small business and agriculture.

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which we do not offer directly but which we usually can offer indirectly through correspondent institutions.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2009, the Bank’s legal lending limits to individual customers were $11,030,000 for unsecured loans and $18,384,000 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes, and may in the future make, such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2009, 2008, and 2007 and an analysis of interest rates and the interest rate differential for the years then ended.  Table B sets forth the changes in interest income and interest expense in 2009 and 2008 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2009, 2008, and 2007 and the book value, maturities and weighted average yield of investment securities at December 31, 2009 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2009, 2008, 2007, 2006, and 2005, is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2009 are summarized in Table E.

Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 2009, 2008, 2007, 2006, and 2005. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on nonaccrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2009, 2008, and 2007.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2009.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2009, 2008, and 2007.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2009, 2008, and 2007. The average balances reflect daily averages except nonaccrual loans, which were computed using quarterly averages.

	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$3,008	$8	0.27%	$1,318	$39	2.96%	$168	$5	2.98%
Securities:
Taxable securities	114,465	7,701	6.73%	81,925	4,806	5.87%	67,516	3,350	4.96%
Non-taxable securities (1)	64,325	4,632	7.20%	28,709	1,694	5.90%	23,848	1,333	5.59%
Total investment securities	178,790	12,333	6.90%	110,634	6,500	5.88%	91,364	4,683	5.13%
Federal funds sold	17,627	48	0.27%	13,980	251	1.80%	11,721	583	4.97%
Total	199,425	12,389	6.21%	125,932	6,790	5.39%	103,253	5,271	5.11%
Loans (2)(3)	469,341	29,920	6.37%	364,285	25,631	7.06%	331,347	27,748	8.37%
Federal Home Loan Bank stock	3,140	7	0.22%	2,197	118	5.37%	1,964	102	5.19%
Total interest-earning assets (1)	671,906	$42,316	6.30%	492,414	$32,539	6.61%	436,564	$33,121	7.59%
Allowance for credit losses	(8,608)			(4,676)			(3,794)
Nonaccrual loans	13,117			2,724			112
Other real estate owned	2,553
Cash and due from banks	17,401			17,888			16,675
Bank premises and equipment	6,629			6,043			5,747
Other non-earning assets	49,511			27,396			22,017
Total average assets	$752,509			$541,789			$477,321

	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$131,818	$771	0.58%	$79,893	$355	0.45%	$73,072	$445	0.61%
Money market accounts (MMA)	136,104	1,262	0.93%	105,223	2,022	1.93%	99,448	2,621	2.64%
Time certificates of deposit, under $100,000	90,614	1,922	2.12%	69,691	2,085	3.00%	49,552	2,112	4.26%
Time certificates of deposit, $100,000 and over	120,579	1,912	1.59%	58,734	1,878	3.21%	60,467	2,716	4.49%
Total interest-bearing deposits	479,115	5,867	1.22%	313,541	6,340	2.03%	282,539	7,894	2.79%
Other borrowed funds	29,987	760	2.53%	32,526	938	2.89%	2,759	164	5.94%
Total interest-bearing liabilities	509,102	$6,627	1.30%	346,067	$7,278	2.11%	285,298	$8,058	2.82%
Non-interest bearing demand deposits	153,148			131,744			135,152
Other liabilities	6,859			5,727			5,117
Shareholders’ equity	83,400			58,251			51,754
Total average liabilities and shareholders’ equity	$752,509			$541,789			$477,321
Interest income and rate earned on average earning assets (1)		$42,316	6.30%		$32,539	6.61%		$33,121	7.59%
Interest expense and interest cost related to average interest-bearing liabilities		6,627	1.30%		7,278	2.11%		8,058	2.82%
Net interest income and net interest margin (4)		$35,689	5.31%		$25,261	5.13%		$25,063	5.74%

(1)	Computed on a tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,575, $576, and $453 in 2009, 2008, and 2007, respectively.
(2)	Loan interest income includes loan fees of $544 in 2009, $720 in 2008, and $873 in 2007.
(3)	Average loans do not include nonaccrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Years Ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(105)	$74	$(31)	$34	$—	$34
Investment securities:
Taxable	2,115	780	2,895	786	670	1,456
Non-taxable (1)	2,495	443	2,938	284	77	361
Total investment securities	4,610	1,223	5,833	1,070	747	1,817
Federal funds sold	89	(292)	(203)	143	(475)	(332)
Loans	6,660	(2,371)	4,289	3,880	(5,997)	(2,117)
FHLB Stock	90	(201)	(111)	12	4	16
Total earning assets (1)	11,344	(1,567)	9,777	5,139	(5,721)	(582)
Interest expense:
Deposits:
Savings, NOW and MMA	(4,021)	3,677	(344)	246	(935)	(689)
Certificates of deposit under $100,000	(5,424)	5,261	(163)	(101)	74	(27)
Certificates of deposit $100,000 and over	65	(31)	34	(76)	(762)	(838)
Total interest-bearing deposits	(9,380)	8,907	(473)	69	(1,623)	(1,554)
Other borrowed funds	(70)	(108)	(178)	813	(39)	(774)
Total interest bearing liabilities	(9,450)	8,799	(651)	882	(1,662)	780
Net interest income (1)	$20,794	$(10,366)	$10,428	$4,257	$(4,059)	$198

(1)                                  Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2009, 2008, and 2007 is set forth in the following table.  At December 31, 2009, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available-for-Sale	Book Value at December 31,
(In thousands)	2009	2008	2007
U.S. Government agencies	$353	$12,745	$8,496
Obligations of states and political subdivisions	68,708	56,961	25,736
U.S. Government agencies collateralized by mortgage obligations	85,530	44,967	33,670
Other collateralized mortgage obligations	36,280	63,877	12,418
Corporate debt securities	1,228	2,686	—
Other equity securities	7,645	4,169	3,819
Total Available-for-Sale Securities	$199,744	$185,405	$84,139

Held-to-Maturity	Book Value at December 31,
(In thousands)	2009	2008	2007

Other collateralized mortgage obligations	$—	$7,040	$—

The book value, maturities and weighted average yield of investment securities at December 31, 2009 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)

Debt securities(2)
U.S. Government agencies	$—	—	$252	4.84%	$—	—%	$101	5.50%	$353	5.03%
Obligations of states and political subdivisions	—	—	6,401	4.97%	17,405	3.79%	44,902	4.22%	68,708	4.18%
U.S. Government agencies collateralized by mortgage obligations	474	4.45%	2,136	5.26%	10,476	5.79%	72,444	5.27%	85,530	5.33%
Other collateralized mortgage obligations	—	—	—	—	3,079	4.78%	33,201	5.74%	36,280	5.66%
Corporate debt securities	—	—	500	6.13%	—	—	728	9.15%	1,228	7.92%
Other equity securities	—	—	—	—	—	—	7,645	3.89%	7,645	3.89%
	$474	4.45%	$9,289	5.10%	$30,960	4.57%	$159,021	5.02%	$199,744	4.95%

(1)          Not computed on a tax equivalent basis.

(2)          Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2009, 2008, 2007, 2006, and 2005is summarized in the table below.

(In thousands)	2009	2008	2007	2006	2005

Commercial:
Commercial and industrial	$113,535	$129,563	$92,614	$100,364	$101,411
Agricultural land and production	35,796	32,408	32,166	29,259	23,474
Total commercial	149,331	161,971	124,780	129,623	124,885

Real estate:
Owner occupied	106,606	113,414	76,808	71,677	60,891
Real estate-construction and other land loans	36,169	46,558	36,089	32,791	37,167
Commercial real estate	71,977	64,358	43,343	34,775	34,253
Other	48,187	49,425	29,900	25,123	14,130
Total real estate	262,939	273,755	186,140	164,366	146,441

Consumer
Equity loans and lines of credit	36,110	32,874	24,595	24,178	25,740
Consumer and installment	10,545	14,993	5,743	4,872	5,068
Other (overdrafts)	674	863	458	375	260
Total consumer	47,329	48,730	30,796	29,425	31,068

Deferred loan fees, net	(392)	(218)	(588)	(752)	(592)
Total gross loans	459,207	484,238	341,128	322,662	301,802
Allowance for credit losses	(10,200)	(7,223)	(3,887)	(3,809)	(3,339)
Total (1)	$449,007	$477,015	$337,241	$318,853	$298,463

	2009	2008	2007	2006	2005
(1) Includes nonaccrual loans of:	$18,959	$15,750	$179	—	$616

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2009.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total

Real estate construction	$28,656	$2,534	$4,979	$36,169
Other real estate	19,719	27,800	179,251	226,770

Commercial, agricultural and other	70,731	52,041	26,559	149,331
Installment	4,524	19,701	23,104	47,329

	$123,630	$102,076	$233,893	$459,599

Sensitivity to Changes in Interest Rates:

Loans with fixed interest rates	$17,520	$43,168	$48,963	$109,651

Loans with floating interest rates	106,110	58,908	184,930	349,948

	$123,630	$102,076	$233,893	$459,599

Table F

COMPOSITION OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of nonaccrual, restructured and past due loans at December 31, 2009, 2008, 2007, 2006, and 2005 is set forth below:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual	$14,391	$14,047	$179	$—	$616
Restructured nonaccrual loans	4,568	1,703	—	—	—
	$18,959	$15,750	$179	$—	$616
Accruing loans past due 90 days or more	—	—	—	—	—

Nonaccrual loans to total loans	4.13%	3.25%	0.05%	0.0%	0.20%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans.  Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on nonaccrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due.  Loans in the nonaccrual category are treated as nonaccrual loans even though we may ultimately recover all or a portion of the interest due.  These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured.  As of December 31, 2009, we had nonaccrual loans totaling $18,959,000 and interest foregone on nonaccrual loans totaled $852,000 for the year then ended.  As of December 31, 2008, we had nonaccrual loans totaling $15,750,000 and interest foregone on nonaccrual loans totaled $371,000 for the year then ended.  We had nonaccrual loans totaling $179,000 at December 31, 2007 and interest foregone on nonaccrual loans totaled $8,000 for the year then ended.  See Note 3 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

There were no loans on nonaccrual at December 31, 2006 or interest foregone on nonaccrual loans for the year then ended. There was $616,000 in loans on nonaccrual at December 31, 2005and interest foregone on nonaccrual loans totaled $76,000 for the year then ended.

Included in nonaccrual loans at December 31, 2009 were seven loans that totaled $4,568,000 that were considered to be troubled debt restructurings at December 31, 2009. There are no outstanding commitments to lend additional funds to any of these borrowers.  The Company had two loans at December 31, 2008 totaling $1,703,000 that were considered to be troubled debt restructurings.  Both loans are included in the calculation of nonaccrual loans above.    At December 31, 2007, 2006, and 2005 the Company had no restructured loans.  See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

When a loan is classified as impaired, the net fair value (i.e., the measure of the impaired loan) is computed based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value of collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when a reasonable doubt exists as to the collectability of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $852,000 and $371,000 for 2009 and 2008, respectively of which $404,000 and $139,000 was attributable to troubled debt restructurings, respectively.

Other than as discussed above, as of December 31, 2009, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

(Dollars in thousands)	2009	2008	2007	2006	2005
Loans outstanding at December 31,	$459,599	$484,456	$341,716	$323,414	$302,394
Average loans outstanding during year	$482,458	$367,009	$331,459	$304,074	$277,855
Allowance for credit losses:
Balance at beginning of year	$7,223	$3,887	$3,809	$3,339	$2,697
Deduct loans charged-off:
Commercial and industrial	(1,383)	(175)	(264)	(539)	(702)
Real estate — construction	(569)	—	—	—	—
Real estate — other	(5,198)	(393)	(12)	—	—
Loans to individuals for household, family and other personal expenditures	(776)	(283)	(205)	(182)	(85)
Total loans charged-off	(7,926)	(851)	(481)	(721)	(787)
Add recoveries of loans charged off:
Commercial and industrial	45	22	15	293	10
Real estate — construction	55	—	—	—	—
Real estate — other	226	22	1	—	25
Loans to individuals for household, family and other personal expenditures	63	67	63	98	48
Other	—	—	—	—	85
Total recoveries	389	111	79	391	168
Net charge-offs	(7,537)	(740)	(402)	(330)	(619)

Allowance acquired in mergers	—	2,786	—	—	751
Add provision charged to operating expense	10,514	1,290	480	800	510
Balance at end of year	$10,200	$7,223	$3,887	$3,809	$3,339
Allowance for credit losses as a percentage of outstanding loan balance	2.22%	1.49%	1.14%	1.18%	1.11%
Net (charge-offs) recoveries to average loans outstanding	(1.56)%	(0.20)%	(0.12)%	(0.11)%	(0.22)%

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

The provision for credit losses in 2009, was $10,514,000. The increase in 2009 was primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors, including the increase in the volume of outstanding loans and the level of net charge offs during the year of $7,537,000.  In 2008, the Bank added $1,290,000 to the allowance for credit losses.  The increase in 2008 resulted from management’s overall assessment of the probable losses within the loan portfolio at December 31, 2008, the growth in loans and considering the level of net charge-offs during the year of $740,000.  For 2007, the Bank added $480,000 to the allowance for credit losses.  The increase in 2007 was due in part to the growth in loans and the result of our assessment of probable losses within the loan portfolio.  In 2006, the Bank added $800,000 to the allowance for credit losses.  The increase in 2006 is due in part to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses and net charge offs of $330,000.  For 2005, we added $510,000 to the allowance for credit losses.  The main reason for the provision in 2005 was two commercial loans that were charged off in the fourth quarter.  The loans were to related borrowers whose business suffered a major event in the fourth quarter which affected their ability to continue their business.  We made no additions to the allowance for credit losses in 2004 due mainly to decreased levels of risk-rated loans and increased recoveries on previously charged-off loans.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$2,861	24.7%	$1,777	26.7%	$1,254	27.1%	$1,656	31.1%	$1,325	33.6%
Real estate construction, land development and other land loans	836	7.9%	820	9.6%	312	10.5%	294	10.1%	378	12.3%
Real estate - other	3,813	49.4%	2,570	46.9%	1,353	44.0%	1,210	40.7%	1,138	36.2%
Equity loans and lines of credit	334	7.8%	64	6.8%	157	7.2%	171	7.5%	175	8.5%
Loans to finance agricultural and other loans to farmers	708	7.8%	235	6.7%	501	9.4%	227	9.0%	198	7.7%
Loans to individuals for household, family and other personal expenditures and other loans	423	2.3%	593	3.1%	236	1.7%	193	1.5%	120	1.6%
Other	48	0.1%	64	0.2%	23	0.1%	1	0.1%	1	0.1%
Unallocated reserve	1,177	—	1,100	—	51	—	57	—	4	—
	$10,200	100%	$7,223	100%	$3,887	100%	$3,809	100%	$3,339	100%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time. The unallocated reserves as of December 31, 2009 and 2008 are principally due to qualitative and quantitative factors (Q factors).  Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Table H

DEPOSITS

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings, money market and NOW accounts	$267,922	0.75%	$185,116	1.28%	$172,520	1.78%

Time certificates of deposit	$211,193	1.82%	$128,425	3.09%	$110,019	4.39%

Non-interest bearing demand	$153,148	N/A	$131,744	N/A	$135,152	N/A

Total deposits	$632,263	0.93%	$445,285	1.42%	$417,691	1.89%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2009.

(In thousands)
Three months or less	$64,864
Over 3 months through 6 months	36,062
Over 6 through 12 months	22,166
Over 12 months	11,872
$134,964

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Net income:
To average assets	0.34%	0.95%	1.32%
To average shareholders’ equity	3.10%	8.82%	12.13%
Dividends declared per share to net income per share	N/A	12.66%	10.10%
Average shareholders’ equity to average assets	11.08%	10.75%	10.84%

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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code.  See Note 12 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning preferred stock issued through the Capital Purchase Program (CPP) on January 31, 2009 and preferred stock and common stock issued pursuant to Stock Purchase Agreements with accredited private investors.  Dividends on common stock in 2010 will also be limited to historic levels without the prior approval of the United States Treasury due to the Company’s participation in the CPP.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2009 are as follows:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.00%	10.00%	13.38%	13.54%
Tier 1 risk-based capital ratio	4.00%	6.00%	12.12%	12.28%
Tier 1 leverage capital ratio	4.00%	5.00%	9.20%	9.30%

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

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes.  A substitute check is a paper reproduction of the original check that can be processed just like the original check.  The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically.  The amendments: 1) set forth the requirements of the Check 21 Act that applies to banks; 2) provide a model disclosure and model notices relating to substitute checks; and 3) set forth bank endorsement and identification requirements for substitute checks.

The Bank has been imaging its customers’ checks since 2000.  Check 21 Act has had limited impact on the Bank.

Recent Accounting Pronouncements

FASB Accounting Standards Codification™ (ASC or Codification)

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This change is effective for financial statements issued for interim or annual periods ended after September 15, 2009.  Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification and not to the pre-Codification literature.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65-1, (previously SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements.  This standard requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted the provisions of this standard on January 1, 2009 without a material impact on its financial condition or results of operations.

FASB Clarifies Other-Than-Temporary Impairment

In April 2009, the FASB issued ASC 320-10-35 (previously FSP 115-2 and 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary Impairment.  This standard (i) changes previously existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the previously existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under this standard, declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses for both held-to-maturity and available-for-sale securities.  The amount of impairment related to other factors is recognized in other comprehensive income.  These changes were effective for interim and annual periods ended after June 15, 2009.  The Company adopted the provisions of this standard on April 1, 2009.  The Company recognized a $300,000 loss in 2009 related to an other-than-temporary impairment of one debt security.

FASB Clarifies Application of Fair Value Accounting

In April 2009, the FASB issued ASC 820-10 (previously FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This standard affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  This standard was effective for interim and annual periods ended after June 15, 2009.  The Company adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on its financial condition or results of operations.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value.  This update provides amendments for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update was effective for the first reporting period (including interim periods) beginning after August 2009.  The Company adopted the provisions of this update on October 1, 2009 and they did not have a material impact on its financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations.  This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination.  It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination.  It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations.  The Company will be required to apply this standard for future business combinations.

Subsequent Events

In February 2010, the FASB issued ASU 2010-2009 which amends ASC 855-10 (formerly SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The ASU addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures.  The ASU requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The Company did not have any material recognizable or non recognizable subsequent events.

Impact of New Financial Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of this standard will have a material impact on its financial condition and results of operations.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption is prohibited.  The Company does not expect the adoption of this standard will have a material impact on its financial position or results of operations.

Improvements to Financial Reporting of Interests in Variable Interest Entities

In June 2009, the FASB issued ASC Topic 810 (previously SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This standard amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810, as well as qualifying special-purpose entities that are currently excluded from the scope of ASC Topic 810.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of this standard will have a material impact on its financial position or results of operations.

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

ITEM 1A -             RISK FACTORS

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that Management believes may affect our business are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report.  The risks and uncertainties described below are not the only ones facing our business.  Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair our business operations.  This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Worsening economic conditions could adversely affect our business.

The economic conditions in the United States in general and within California and in our operating markets may continue to deteriorate.  Unemployment nationwide and in California has increased significantly through this economic downturn and is anticipated to increase or remain elevated for the foreseeable future.  Availability of credit and consumer spending, real estate values, and consumer confidence have all declined markedly.  The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system.  There is no assurance that such conditions will improve or be resolved in the foreseeable future.

The Bank conducts banking operations principally in California’s Central Valley.  As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in California’s Central Valley.  Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and continued adverse economic conditions could have a material adverse effect upon us.  In addition, the Central Valley remains largely dependent on agriculture.  A downturn in agriculture and agricultural related business could indirectly and adversely affect our results of operations and financial condition.

We can provide no assurance that economic conditions in the United States in general and in the State of California and within our operating markets will not further deteriorate or that such deterioration will not materially and adversely affect us.  A further deterioration in economic conditions locally, regionally or nationally could result in a further economic downturn in the Central Valley with the following consequences, any of which could further adversely affect our business:

•                                          loan delinquencies and defaults may increase;

•                                          problem assets and foreclosures may increase;

•                                          demand for our products and services may decline;

•                                          low cost or noninterest bearing deposits may decrease;

•                                          collateral for loans may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral as sources of repayment of existing loans;

•                                          foreclosed assets may not be able to be sold;

•                                          volatile securities market conditions could adversely affect valuations of investment portfolio assets; and

•                                          reputational risk may increase due to public sentiment regarding the banking industry.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2009, our non-performing loans and leases were 4.13% of total loans and leases compared to 3.25% at December 31, 2008, and at December 31, 2009, our non-performing assets (which include foreclosed real estate) were 2.86% of total assets compared to 2.09% at December 31, 2008.  The allowance for loan and lease losses as a percentage of non-performing loans and leases was 53.8% as of December 31, 2009 compared to 45.9% at December 31, 2008.  Non-performing assets adversely affect our net income in various ways.

Until economic and market conditions improve, we expect to be exposed to losses relating to an increase in non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

Tightening of credit markets and liquidity risk could adversely affect our business, financial condition and results of operations.

A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan and lease payments, we also rely on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, and public time certificates of deposits.  Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets.  In the event such a disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit, or potentially raise the cost of, the funds available to us.

We have a concentration risk in real estate related loans.

At December 31, 2009, $299.0 million, or 65.1% of our total loan and lease portfolio, consisted of real estate related loans.  Substantially all of our real property collateral is located in our operating markets in the Central Valley in California.  The continuing trend of deteriorating economic conditions in California and in our operating markets has contributed to an overall decline in commercial and residential real estate values.  A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods.  Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.  The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

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

In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, based on judgments different than those we make.  Any increase in our allowance or charge-offs as required by these regulatory agencies could have a negative effect on us.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Bank’s commercial real estate and commercial business loans are made to small to medium sized businesses who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

Governmental monetary policies and intervention to stabilize the U.S. financial system may affect our business and are beyond our control.

The business of banking is affected significantly by the fiscal and monetary policies of the Federal government and its agencies. Such policies are beyond our control. We are particularly affected by the policies established by the Federal Reserve Board in relation to the supply of money and credit in the United States. The instruments of monetary policy available to the Federal Reserve Board can be used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits, and this can and does have a material effect on our business.

Recent legislation including the Emergency Economic Stabilization Act of 2008 (the “EESA”), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), signed into law by President Obama on February 17, 2009, each include programs that are intended to help stabilize the U.S. financial system. However, it is uncertain whether such legislation will sufficiently resolve the volatility of capital and credit markets or improve capital and liquidity problems confronting the financial system.  The failure of the EESA or ARRA to mitigate or eliminate such volatility and problems affecting the financial markets and a continuation or worsening of current financial market conditions could limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

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

Technology implementation problems or computer system failures could adversely affect us.

Our future growth prospects will be highly dependent on our ability to implement changes in technology that affect the delivery of banking services such as the increased demand for computer access to bank accounts and the availability to perform banking transactions electronically.  Our ability to compete will depend upon our ability to continue to adapt technology on a timely and cost-effective basis to meet such demands.  In addition, our business and operations could be susceptible to adverse effects from computer failures, communication and energy disruption, and activities such as fraud of unethical individuals with the technological ability to cause disruptions or failures of our data processing system.

Information security breaches or other technological difficulties could adversely affect us.

We cannot be certain that the continued implementation of safeguards will eliminate the risk of vulnerability to technological difficulties or failures or ensure the absence of a breach of information security.  We will continue to rely on the services of various vendors who provide data processing and communication services to the banking industry.  Nonetheless, if information security is compromised or other technology difficulties or failures occur at the Bank or with one of our vendors, information may be lost or misappropriated, services and operations may be interrupted and the Bank could be exposed to claims from its customers as a result.

Our controls over financial reporting and related governance procedures may fail or be circumvented.

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures.  We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks.  Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, assurances that the objectives of the system are met.  Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits.  Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have an adverse effect on our business.

We may not be successful in raising additional capital needed in the future.

If additional capital is needed in the future as a result of losses, our business strategy or regulatory requirements, there is no assurance that our efforts to raise such additional capital will be successful or that shares sold in the future will be sold at prices or on terms equal to or better than the current market price.  The inability to raise additional capital when needed or at prices and terms acceptable to us could adversely affect our ability to implement our business strategies.

The effects of legislation in response to current credit conditions may adversely affect us.

Legislation that has or may be passed at the Federal level and/or by the State of California in response to current conditions affecting credit markets could cause us to experience higher credit losses if such legislation reduces the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts.  Such legislation could also result in the imposition of limitations upon the Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible.  Such events could result in increased loan and lease losses and require a material increase in the allowance for loan and lease losses.

The effects of changes to FDIC insurance coverage limits are uncertain and increased premiums may adversely affect us.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000.  On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which includes the Transaction Account Guarantee Program (the “TAGP”).  The TAGP provides unlimited deposit insurance on funds in noninterest bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  All eligible institutions were covered under the TAGP for the first 30 days without incurring any costs.  After the initial period, participating institutions were assessed a 10 basis point surcharge on the additional insured deposits through the scheduled end of the program on December 31, 2009.  The Bank opted to participate in the TAGP.  The FDIC extended the TAGP to June 30, 2010 and increased the annual assessment from 10 to 25 basis points for banks that do not opt-out of the TAGP.  Participating banks had until November 2, 2009 to opt-out by in order to terminate coverage effective January 1, 2010.  The Bank did not opt out of the TAGP and as a result, increased premiums will impact our earnings.

It is not clear how depositors will respond regarding the increase in insurance coverage.  Despite the increase, some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin.  The Bank’s funding costs may also be adversely affected in the event that the activities of the Federal Reserve Board and the U.S. Treasury, intended to provide liquidity for the banking system and improvement in capital markets, are curtailed or unsuccessful.  Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affecting our results of operations.

In addition, the FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points.  The increase in FDIC insurance premiums will add to our cost of operations and could have a significant impact on us.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.  The FDIC also imposed a special assessment of 5 basis points on all insured institutions.  This emergency assessment was calculated based on the insured institution’s assets at June 30, 2009 and paid on September 30, 2009.  Based on our June 30, 2009 assets subject to the FDIC assessment, the Company was assessed approximately $343,000 for the special assessment.  In addition, on November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012.  This prepaid amount for the Company was $3,723,000.  In addition, the rule also includes an increase of 3 basis points in the deposit assessment base rate, beginning January 1, 2011.  The prepayments result in a nominal decrease in earnings and liquidity.

In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses and securities that have been downgraded to below investment grade by national rating agencies.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and as of December 31, 2009, we recorded an other-than-temporary impairment of $300,000. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2009, we held stock in the FHLB totaling $3,140,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB’s dividend paying practices will continue.  As of December 31, 2009, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2009, we had approximately $23,577,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005 and Service 1st Bancorp in November 2008.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  We frequently evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions, we may take further capital actions.  Such actions could include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the Federal bank regulatory agencies as well as other regulatory targets.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities including, without limitation, securities issued upon exercise of outstanding stock options under our stock option plans, could be substantially dilutive to shareholders of our common stock.  With the exception of one major shareholder, holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which, in recent quarters, has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength.  As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur.  This may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.  The low trading volume in our common shares on the NASDAQ Capital Market means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above in the forward-looking statement discussion under the section titled “Cautionary Statements Regarding Forward-Looking Statements” and below.  These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•                                          actual or anticipated quarterly fluctuations in our operating results and financial condition;

•                                          changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

•                                          failure to meet analysts’ revenue or earnings estimates;

•                                          speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;

•                                          strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•                                          actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;

•                                          fluctuations in the stock price and operating results of our competitors;

•                                          future sales of our equity, equity-related or debt securities;

•                                          changes in the frequency or amount of dividends or share repurchases;

•                                          proposed or adopted regulatory changes or developments;

•                                          anticipated or pending investigations, proceedings, or litigation that involves or affects us;

•                                          trading activities in our common stock, including short-selling;

•                                          domestic and international economic factors unrelated to our performance; and

•                                          general market conditions and, in particular, developments related to market conditions for the financial services industry.

A significant decline in our stock price could result in substantial losses for individual shareholders.

We may not be able to maintain our historical growth rate which may adversely impact our results of operations and financial condition.

We have initiated internal asset growth programs, completed various acquisitions and opened additional offices in the past few years.  We may not be able to sustain our historical rate of asset growth or may not even be able to grow at all.  We may not be able to obtain the financing necessary to fund additional asset growth and may not be able to find suitable candidates for acquisition.  Various factors, such as economic conditions and competition, may impede or prohibit the opening of new branch offices.  Further, our inability to attract and retain experienced bankers may adversely affect our internal asset growth.  A significant decrease in our historical rate of asset growth may adversely impact our results of operations and financial condition.

We may be unable to complete future acquisitions, and once complete, may not be able to integrate our acquisitions successfully.

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

Because of our participation in the Troubled Asset Relief Program (‘‘TARP’’), we are subject to several restrictions, including restrictions on compensation paid to our executives.

Certain standards for executive compensation and corporate governance apply to us for the period during which the U.S. Treasury holds an equity position in us.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the four next most highly compensated senior executive officers.  The standards include, among other things, ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; prohibition on making golden parachute payments to senior executives; and agreement not to deduct for tax purposes, executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.  Pursuant to the American Recovery and Reinvestment Act of 2009 (the ‘‘Stimulus Bill’’), more commonly known as the economic stimulus recovery package, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Such restrictions and any future restrictions on executive compensation, which may be adopted, could adversely affect our ability to hire and retain senior executive officers.

The terms of our outstanding Series A preferred stock limit our ability to pay dividends on and repurchase our common stock.

The Purchase Agreement between us and the U.S. Treasury provides that before the earlier of January 30, 2012 and the date on which all of the shares of the preferred stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without consent of the U.S. Treasury, increase the annual cash dividend on our common stock above $0.10 per share, the amount of the last annual cash dividend per share declared prior to October 14, 2008, or subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the preferred stock.  In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the preferred stock.  These restrictions, together with the potentially dilutive impact of the warrant issued to the U.S. Treasury, could have a negative effect on the value of our common stock.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the warrant issued to the U.S. Treasury may be dilutive to holders of our common stock.

The dividends declared and the accretion on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share.  The preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding-up.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the U.S. Treasury is exercised.  The shares of common stock underlying the warrant represent approximately 0.88% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

The terms of our outstanding Series B preferred stock limit our ability to pay dividends on our common stock , make liquidating distributions to holders of our common stock and take certain actions without the approval of the outstanding Series B preferred stock.

The Company’s Certificate of Determination of Series B Adjustable Rate Non-Cumulative Perpetual Preferred Stock (the “Certificate of Determination”), provides that the holders of the Series B preferred stock shall be entitled to receive liquidating distributions in an amount equal to $1,000 per share, plus any authorized and declared, but unpaid, dividends, before any distribution of assets is made to the holders of our common stock.  In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series B preferred stock for the most recent dividend payment date.  The Certificate of Determination also prevents the Company from creating any shares or class of capital stock ranking senior to the Series B preferred stock, amending the Certificate of Determination to materially and adversely affect the rights of the Series B preferred stock, or to consummate certain share exchanges, reclassifications, mergers or consolidations, without the vote or consent of the outstanding Series B preferred stock.  These restrictions could have a negative effect on the value of our common stock.

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

ITEM 3 -                                                 LEGAL PROCEEDINGS.

Regent Hotel Litigation

On May 1, 2008, Regent Hotel, LLC (“Regent”) filed a lawsuit in the Superior Court of California, County of Sacramento (the “Regent Litigation”).  Regent Hotel, LLC, a California limited liability company and subsidiary of Regent Development, Inc., a California corporation, filed the Regent Litigation naming as defendants First Bank, as the lead bank in a loan participation, and East West Bank and S1 Bank, which was acquired by the Bank on November 13, 2008, which are participating in the loan.  Regent claims that First Bank refused to fund a construction loan draw request and that East West Bank and S1 Bank interfered in the relationship between Regent and First Bank which affected the decision by First Bank not to fund the draw request.  Through its acquisition of S1 Bank, the Bank was a 9.915% participant in the amount of approximately $4,000,000.  Regent filed for Chapter 11 bankruptcy in 2008.  The suit asks for actual and punitive damages in excess of $10,000,000.  In addition, certain contractors filed mechanics liens against Regent, under which S1 Bank was named in the complaint.  These complaints have been removed to the bankruptcy court.

In 2009, First Bank purchased the Bank’s participating interest in the Regent Hotel loan at a discount and indemnified the Bank against any further actions pursuant to the lawsuit.  Included in the merger consideration paid by the Company to acquire Service 1st was $3,500,000 which was placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.  Consequent to the Lead Bank buying the Bank’s position, the Bank collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In accordance with the escrow agreement, until the litigation is completely satisfied the remaining $2,454,000 is expected to remain in the escrow fund.

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

ITEM 4 -                                                 REMOVED AND RESERVED

PART II

ITEM 5 -                                            MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the Nasdaq Capital Market under the ticket symbol CVCY.  As of March 5, 2010, we had approximately 758 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	2009	2009	2009	2009	2008	2008	2008	2008
High	$7.34	$5.98	$5.90	$5.75	$13.24	$10.99	$10.25	$8.98
Low	$3.53	$4.05	$5.11	$5.08	$9.60	$9.40	$7.30	$4.59

We did not pay a cash dividend in 2009.  We paid $0.10 per common share cash dividends in 2008.  The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 12 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2009, regarding equity based compensation plans of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	789,934	$6.70	448,361
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	789,934	$6.70	448,361

In 2009, options to purchase 13,500 shares of the Company’s common stock were granted at exercise prices of between $5.06 and $6.40 from the 2005 Plan.  All options were granted with an exercise price equal to the market value on the grant date.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA

		Years Ended December 31,
		(in thousands, except per share amounts)
Statements of Income	2009	2008	2007	2006	2005
Total interest income	$40,734	$31,845	$32,566	$30,932	$26,070
Total interest expense	6,627	7,278	8,058	6,559	4,139
Net interest income before provision for credit losses	34,107	24,567	24,508	24,373	21,931
Provision for credit losses	10,514	1,290	480	800	510
Net interest income after provision for credit losses	23,593	23,277	24,028	23,573	21,421
Non-interest income	5,850	5,190	4,518	5,177	4,009
	29,443	28,467	28,546	28,750	25,430
Non-interest expenses	27,531	20,976	19,099	18,541	16,042
Income before provision for income taxes	1,912	7,491	9,447	10,209	9,388
(Benefit) provision for income taxes	(676)	2,352	3,167	3,298	3,344

Net income	$2,588	$5,139	$6,280	$6,911	$6,044

Net income	$2,588	$5,139	$6,280	$6,911	$6,044
Preferred stock dividends and accretion of discount	365	—	—	—	—
Net income available to common shareholders	$2,223	$5,139	$6,280	$6,911	$6,044

Basic earnings per share	$0.29	$0.83	$1.05	$1.16	$1.03
Diluted earnings per share	$0.28	$0.79	$0.99	$1.07	$0.94
Cash dividends declared per common share	$—	$0.10	$0.10	$—	$—

		December 31,
		(In thousands)
	2009	2008	2007	2006	2005
Balances at end of year:

Investment securities, Federal funds sold and deposits in other banks	$232,142	$194,215	$98,909	$128,463	$136,340
Net loans	449,007	477,015	337,241	318,853	298,463
Total deposits	640,167	635,058	402,562	440,627	430,989
Total assets	765,488	752,713	483,685	500,059	483,677
Shareholders’ equity	91,223	75,375	54,194	49,778	41,523
Earning assets	696,914	681,280	441,825	453,211	440,646

Average balances:

Investment securities, Federal funds sold and deposits in other banks	$199,425	$125,932	$103,253	$125,702	$135,679
Net loans	473,850	362,333	327,665	300,591	274,348
Total deposits	632,263	445,285	417,691	414,310	407,188
Total assets	752,509	541,789	477,321	470,221	455,680
Shareholders’ equity	83,400	58,251	51,754	45,564	38,691
Earning assets	671,906	492,414	436,564	431,368	414,257

Data from 2008 reflects the partial year impact of the acquisition of Service 1st Bancorp and its subsidiary, Service 1st Bank.

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

INTRODUCTION

Central Valley Community Bancorp (NASDAQ: CVCY) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Central Valley Community Bank (the Bank) and one business trust subsidiary, Service 1st Capital Trust 1.  The Bank of Madera County (BMC) was merged with and into the Bank on January 1, 2005.  BMC had two branches in Madera County which continue to be operated by the Bank.  After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank was merged with and into the Bank.  Service 1st Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.  Service 1st Capital Trust 1 (the Trust) is a business trust formed for the purpose of issuing trust preferred securities.  The Company succeeded to all the rights and obligations of Service 1st in connection with the acquisition of Service 1st.  The Trust is a subsidiary of the Company. The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.

During 2009, we focused on asset quality and capital adequacy due to the uncertainty created by the recession.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.  In 2009, we opened a new full service office in Merced, California and relocated our Oakhurst office to a new smaller facility in a more desirable location.   During 2008 the Company acquired Service 1st Bancorp and its banking subsidiary adding three strategically located branches and we relocated our Herndon and Fowler branch from an in-store location to a new larger facility.  During 2007, the Bank opened a loan production office in Modesto, California, and relocated our Kerman branch to a new larger facility.  During 2006, the Bank opened two full service retail offices in Fresno, one in the downtown area and one in the Sunnyside area of Fresno.  In 2006, the Company consolidated its administrative offices into a single location in Fresno and opened a limited service branch there.  The Bank now operates 16 full-service branches, one limited service branch and one loan production office.

ECONOMIC CONDITIONS

The economy in California’s Central Valley has been negatively impacted by the recession that began in 2007 and the related real estate market and the slowdown in residential construction. The recession has impacted most industries in our market area.   During the past two years, housing values throughout the nation and especially in the Central Valley have decreased dramatically, which in turn has negatively affected the personal net worth of much of the population in our service area.  Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California.

Agriculture and agricultural related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependant on the availability of water and is subject to fluctuation in worldwide commodity prices and demand.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2009 was $0.28 compared to $0.79 and $0.99 for the years ended December 31, 2008 and 2007, respectively.  Net income for 2009 was $2,588,000 compared to $5,139,000 and $6,280,000 for the years ended December 31, 2008 and 2007, respectively.  The decreases in net income and EPS were due primarily to increases in the provision for credit losses recorded in 2009 and 2008.  Total assets at December 31, 2009 were $765,488,000 compared to $752,713,000 at December 31, 2008.

OVERVIEW (continued)

Return on average equity for 2009 was 3.10% compared to 8.82% and 12.13% for 2008 and 2007, respectively.  Return on average assets for 2009 was 0.34% compared to 0.95% and 1.32% for 2008 and 2007, respectively.  Total equity was $91,223,000 at December 31, 2009 compared to $75,375,000 at December 31, 2008.  The increase in 2009 assets and equity was mainly due to capital raising activities, including our participation in the Treasury Capital Purchase Program under the Emergency Economic Stabilization Act under which the Company issued preferred stock and a Warrant to issue common stock in consideration of $7,000,000 and the private sale of equity to certain accredited investors who purchased preferred and common shares for a total of $8,000,000.  The primary driver in the growth in total assets and equity at December 31, 2008 compared to 2007 was the acquisition on November 12, 2008 of Service 1st Bancorp and its subsidiary bank — Service 1st Bank (Service 1st).

As a result of both the acquisition of Service 1st and organic growth, total loans continued to increase during 2009.  Average total loans increased $115,449,000 or 31.5% to $482,458,000 in 2009 compared to $367,009,000 in 2008.  As a result of the recession during 2008 and the acquisition of Service 1st the Company experienced an increase in the level of nonperforming assets.  In 2009, we recorded a provision for credit losses of $10,514,000 compared to $1,290,000 in 2008 and $480,000 in 2007.  The Company had nonperforming assets totaling $21,838,000 at December 31, 2009.  Nonperforming assets included nonaccrual loans totaling $18,959,000, other real estate owned of $2,832,000 and $47,000 in other assets.  At December 31, 2008 we had $15,750,000 in nonaccrual loans and no other real estate owned.  Of the nonperforming assets at December 31, 2009, 45.2% or $9,874,000 related to former Service 1st Bank loans.  Net charge-offs for 2009 were $7,537,000 compared to $740,000 for 2008 and $402,000 for 2007.  Of the total charge offs in 2009, $4,828,000 or 60.9% were from loans acquired from Service 1st.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our stockholders;

•                  Return on average assets;

•                  Development of core earnings, including net interest income and non-interest income;

•                  Asset quality;

•                  Asset growth;

•                  Capital adequacy;

•                  Operating efficiency; and

•                  Liquidity

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our ROE was 3.10% for the year ended 2009 compared to 8.82% and 12.13% for the years ended 2008 and 2007, respectively.  The decrease in ROE for 2009 is primarily due to the decrease in our net income and the overall increase in the level of capital due to the issuance of preferred stock in connection with the U. S. Treasury Capital Purchase Program, and a private placement of our common and preferred stock in 2009.  Our net income for the year ended December 31, 2009 decreased $2,551,000 compared to a decrease of $1,141,000 and $631,000 for 2008 and 2007, respectively.  During 2009 net income decreased primarily due to an increase in the provision for credit losses.  Non-interest expenses increased due to higher occupancy and personnel expenses from our Service 1st acquisition and expansion in 2009 and 2008, and higher other operating expenses.  The increase in other operating expenses included a $1,274,000 increase in FDIC assessments and expenses associated with nonperforming assets including a $479,000 increase in other real estate owned expenses, an increase in legal expenses of $189,000, a $120,000 increase in appraisal fees, and a $50,000 increase in repossession expenses. Net interest income and non-interest income also increased in 2009.  During 2009, our net interest margin (NIM) increased 18 basis points compared to 2008.   Basic EPS was $0.29 for 2009 compared to $0.83 and $1.05 for 2008 and 2007, respectively.  Diluted EPS was $0.28 for 2009 compared to $0.79 and $0.99 for 2008 and 2007, respectively.  The decrease in EPS in 2009 was due primarily to the decrease in net income and the increase in weighted average shares outstanding as well as the impact of dividends on preferred stock and accretion of the preferred stock discount.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our ROA for the year ended 2009 decreased to 0.34% compared to 0.95% and 1.32% for the years ended December 31, 2008 and 2007, respectively.  The 2009 decrease in ROA is due to the decrease in net income compounded by our increase in average assets.  Annualized ROA for our peer group was (0.59)% at September 30, 2009.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $300M to $950M and not subchapter S.

OVERVIEW (continued)

Development of Core Earnings

Over the past several years, we have focused on not only our net income, but improving the consistency of our core earnings in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest-earning assets through loan generation and retention.  We minimized the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 5.31% for the year ended December 31, 2009, compared to 5.13 % and 5.74% for the years ended December 31, 2008 and 2007, respectively.  The increase in net interest margin compared to 2008 is principally due to a decrease in our cost of funds which was greater than the decrease in our yield on earning assets.  In comparing the two periods, the effective yield on total earning assets decreased 31 basis points, while the cost of total interest-bearing liabilities decreased 81 basis points and the cost of total deposits decreased 49 basis points.  Our cost of total deposits in 2009 was 0.93% compared to 1.42% for the same period in 2008 and 1.89% for the year ended December 31, 2007.  Our net interest income before provision for credit losses increased $9,540,000 or 38.8% to $34,107,000 for the year ended 2009 compared to $24,567,000 and $24,508,000 for the years ended 2008 and 2007, respectively.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2009 increased $660,000 or 12.7% to $5,850,000 compared to $5,190,000 in 2008 and $4,518,000 in 2007.  Customer service charges increased $159,000 or 4.8% to $3,509,000 in 2009 compared to $3,350,000 and $2,859,000 in 2008 and 2007, respectively, mainly due to an increase in fee rates and in the number of transaction accounts.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  We had nonperforming loans totaling $18,959,000 or 4.13% of gross loans as of December 31, 2009 and $15,750,000 or 3.25% of gross loans as of December 31, 2008.  At December 31, 2009, other nonperforming assets included other real estate owned totaling $2,832,000 and other assets of $47,000.  We did not have any other nonperforming assets at December 31, 2008.  At December 31, 2009, $7,410,000 of nonaccrual loans and $2,464,000 of OREO related to the loan portfolio acquired from Service 1st.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  The acquisition of Service 1st on November 12, 2008 contributed to the growth of our asset size in 2009.  Total assets increased 1.7% during 2009 to $765,488,000 as of December 31, 2009 from $752,713,000 as of December 31, 2008.  Total gross loans decreased 5.2% to $459,207,000 as of December 31, 2009, compared to $484,238,000 at December 31, 2008.  Total investment securities and Federal funds sold increased 1.7% to $197,598,000 as of December 31, 2009 compared to $194,215,000 as of December 31, 2008.  Total deposits increased 0.8% to $640,167,000 as of December 31, 2009 compared to $635,058,000 as of December 31, 2008.  Our loan to deposit ratio at December 31, 2009 was 71.7% compared to 76.3% at December 31, 2008.  The loan to deposit ratio of our peers was 88.0% at September 30, 2009.

Capital Adequacy

At December 31, 2009, we had a total capital to risk-weighted assets ratio of 13.54%, a Tier 1 risk-based capital ratio of 12.28% and a leverage ratio of 9.30%.  At December 31, 2008, we had a total capital to risk-weighted assets ratio of 10.57%, a Tier 1 risk-based capital ratio of 9.33% and a leverage ratio of 8.67%.  At December 31, 2009, on a stand-alone basis, the Bank had a total risk-based capital ratio of 13.38%, a Tier 1 risk based capital ratio of 12.12% and a leverage ratio of 9.20%.  At December 31, 2008, the Bank had a total risk-based capital ratio of 10.05%, Tier 1 risk-based capital of 8.81% and a leverage ratio of 8.18%.   The improvement in 2009 is due to an increase in risk adjusted capital that was relatively greater than the relative growth in risk weighted assets.   Note 12 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles, and foreclosed property expense divided by net interest income plus non-interest income, excluding net gains from sale of securities) was 67.3% for 2009 compared to 70.1% for 2008 and 65.2% for 2007.  The improvement in the efficiency ratio in 2009 is due to an increase in net interest income partially offset by an increase in operating expenses.  The deterioration in the efficiency ratio in 2008 was due to the increase in operating expenses due to our acquisition and expansion in 2008.  The Company’s net interest income before provision for credit losses plus non-interest income increased 34.3% to $39,957,000 in 2009 compared to $29,757,000 in 2008 and $29,026,000 in 2007, while operating expenses increased 31.3% in 2009, 9.8% in 2008, and 3.0% in 2007.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.   We have available unsecured lines of credit with correspondent banks totaling approximately $39,000,000 and secured borrowing lines of approximately $113,451,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $245,999,000 or 32.1% of total assets at December 31, 2009 and $205,236,000 or 27.3% of total assets as of December 31, 2008.

RESULTS OF OPERATIONS

Net Income

Net income was $2,588,000 in 2009 compared to $5,139,000 and $6,280,000 in 2008 and 2007, respectively.  Basic earnings per share were $0.29, $0.83, and $1.05 for 2009, 2008 and 2007, respectively.  Diluted earnings per share were $0.28, $0.79, and $0.99 for 2009, 2008 and 2007, respectively.  ROE was 3.10% for 2009 compared to 8.82% for 2008 and 12.13% for 2007.  ROA for 2009 was 0.34% compared to 0.95% for 2008 and 1.32% for 2007.

The decrease in net income for 2009 compared to 2008 was due mainly to increases in the provision for credit losses and non-interest expenses, partially offset by increases in net interest income and non-interest income, and a decrease in the provision for income taxes. The decrease in net income for 2008 compared to 2007 was due primarily to the 500 basis point reductions in interest rates by the Federal Reserve Bank since September 2007, the increase in the provision for credit losses and the increases in non-interest expenses. These items were offset by the increase in non-interest income, primarily service charges and gains on sales of investment securities and the reduction in the provision for income taxes.

Interest Income and Expense

Net interest income is the most significant component of our income from operations.  Net interest income (the interest rate spread) is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings.  Net interest income depends on the volume of and interest rate earned on interest-earning assets and the volume of and interest rate paid on interest-bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and nonaccrual loans are not included as interest-earning assets for purposes of this table.  For 2008, average balances reflect the acquisition of Service 1st for 13.4% of the year.

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$3,008	$8	0.27%	$1,318	$39	2.96%
Securities
Taxable securities	114,465	7,701	6.73%	81,925	4,806	5.87%
Non-taxable securities (1)	64,325	4,632	7.20%	28,709	1,694	5.90%
Total investment securities	178,790	12,333	6.90%	110,634	6,500	5.88%
Federal funds sold	17,627	48	0.27%	13,980	251	1.80%
Total securities	199,425	12,389	6.21%	125,932	6,790	5.39%
Loans (2) (3)	469,341	29,920	6.37%	364,285	25,631	7.06%
Federal Home Loan Bank stock	3,140	7	0.22%	2,197	118	5.37%
Total interest-earning assets	671,906	$42,316	6.30%	492,414	$32,539	6.61%
Allowance for credit losses	(8,608)			(4,676)
Nonaccrual loans	13,117			2,724
Other real estate owned	2,553			—
Cash and due from banks	17,401			17,888
Bank premises and equipment	6,629			6,043
Other non-earning assets	49,511			27,396
Total average assets	$752,509			$541,789
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$131,818	$771	0.58%	$79,893	$355	0.45%
Money market accounts	136,104	1,262	0.93%	105,223	2,022	1.93%
Time certificates of deposit, under $100,000	90,614	1,922	2.12%	69,691	2,085	3.00%
Time certificates of deposit, $100,000 and over	120,579	1,912	1.59%	58,734	1,878	3.21%
Total interest-bearing deposits	479,115	5,867	1.22%	313,541	6,340	2.03%
Other borrowed funds	29,987	760	2.53%	32,526	938	2.89%
Total interest-bearing liabilities	509,102	$6,627	1.30%	346,067	$7,278	2.11%
Non-interest bearing demand deposits	153,148			131,744
Other liabilities	6,859			5,727
Shareholders’ equity	83,400			58,251
Total average liabilities and shareholder’s equity	$752,509			$541,789
Interest income and rate earned on average earning assets		$42,316	6.30%		$32,539	6.61%
Interest expense and interest cost related to average interest-bearing liabilities		6,627	1.30%		7,278	2.11%
Net interest income and net interest margin (4)		$35,689	5.31%		$25,261	5.13%

(1) Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,575 and $576 in 2009 and 2008, respectively.

(2) Loan interest income includes loan fees of $544 in 2009 and $720 in 2008.

(3) Average loans do not include nonaccrual loans.

(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $4,289,000 or 16.7% in 2009 compared to 2008.  Interest and fee income decreased $2,117,000 or 7.6% in 2008 compared to 2007.  The increase in 2009 is attributable to an increase in average total loans outstanding offset by a 69 basis point decrease in the yield on loans.  The decrease in 2008 is attributable to a decrease in the yield of 131 basis points partially offset by a 9.9% increase in the level of average loans in 2008 compared to 2007.  Average total loans for 2009 increased $115,449,000 to $482,458,000 compared to $367,009,000 for 2008 and $331,459,000 for 2007.  The yield on loans for 2009 was 6.37% compared to 7.06% and 8.37% for 2008 and 2007, respectively.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities) not on a fully tax equivalent basis, increased $4,600,000 or 74% in 2009 compared to 2008 primarily due to a $73,493,000 increase in the average balance to $199,425,000 in 2009 compared to $125,932,000 in 2008, coupled with an increase in yield on investments of 82 basis points.  In 2008, total investment income increased $1,396,000 from 2007 primarily due to a 22.0% increase in the average balances of these investments and a 29 basis point increase in the yields earned.  Average total investments for 2008 were $125,932,000 compared to $103,253,000, for 2007.  The increase in the investment portfolio is due primarily to the acquisition of Service 1st.

        In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2009, we held $117,225,000 or 59.4% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 6.9%.   We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net of tax effect value of the change in market value of the available-for-sale investment portfolio was a loss of $1,455,000 and is reflected in the Company’s equity.  At December 31, 2009, the average life of the investment portfolio was 8.1 years and the market value reflected a pre-tax loss of $2,425,000.  Management reviews market value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI) and recorded a $300,000 OTTI loss as of December 31, 2009.  Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At December 31, 2009, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $18,173,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $14,356,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the changes in interest rates in the past two years, which were in 25, 50 and 75 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income in 2009 increased $8,889,000, to $40,734,000 compared to $31,845,000 in 2008 and $32,566,000 in 2007.  The increase in 2009 was due to the 36.5% increase in the average balance of interest-earning assets partially offset by the 31 basis point decrease in the yield on those assets.  The yield on interest-earning assets decreased to 6.30% for the year ended December 31, 2009 from 6.61% and 7.59% for the years ended December 31, 2008 and 2007, respectively.  Average interest-earning assets increased to $671,906,000 for the year ended December 31, 2009 compared to $492,414,000 and $477,321,000 for the years ended December 31, 2008 and 2007, respectively.  The $179,492,000 increase in average earning assets in 2009 can be attributed to the Service 1st acquisition.

Interest expense on deposits in 2009 decreased $473,000 or 7.5% to $5,867,000 compared to $6,340,000 in 2008 and $7,894,000 in 2007.  The decrease in interest expense in 2009 compared to 2008 was primarily due to the repricing of interest-bearing deposits which decreased 81 basis points to 1.22% in 2009 from 2.03% in 2008 as a result of the decreases in the Federal funds interest rate.  This decrease was partially offset by a $165,574,000 or 52.8% increase in average interest-bearing deposits.  The decrease in interest expense in 2008 compared to 2007 was due to repricing of interest-bearing deposits, which decreased 76 basis points to 2.03% in 2008 from 2.79% in 2007, as a result of the decreases in the Federal funds interest rate.  Average interest-bearing deposits were $479,115,000 for 2009 compared to $313,541,000 and 282,539,000 for 2008 and 2007, respectively.  The increases in average interest-bearing deposits in 2009 and 2008 were the result of our own organic growth and the acquisition of Service 1st in November 2008.

Average other borrowings decreased to $29,987,000 with an effective rate of 2.53% for 2009 compared to $32,526,000 with an effective rate of 2.89% for 2008.  In 2007, the average other borrowings were $2,759,000 with an effective rate of 5.94%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit and advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long term borrowings.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.  The effective rate of the FHLB advances was 3.08% for 2009 and 2008 compared to 4.87% for 2007.  Other borrowings in 2007 included a loan from a major bank, which we paid in full during 2007.

The cost of all of our interest-bearing liabilities decreased 81 basis points to 1.30% for 2009 compared to 2.11% for 2008 and 2.82% for 2007, while the cost of total deposits decreased to 0.93% for the year ended December 31, 2009 compared to 1.42% and 1.89% for the years ended December 31, 2008 and 2007, respectively.  Average demand deposits increased 16.3% to $153,148,000 in 2009 compared to $131,744,000 for 2008 and $135,152,000 for 2007. The ratio of non-interest demand deposits to total deposits decreased to 24.2% for 2009 compared to 29.6% and 32.4% for 2008 and 2007, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2009 increased $9,540,000 or 38.8% to $34,107,000 compared to $24,567,000 for 2008 and $24,508,000 for 2007.  The increase in 2009 was mainly due to a 36.5% increase in average total interest-earning assets along with an 18 basis point increase in our net interest margin partially offset by a 47.1% increase in interest-bearing liabilities. The slight increase in net interest income before provision for credit losses in 2008 compared to 2007 was mainly due to an increase in average total interest-earning assets of 12.8% offset by an increase in interest-bearing liabilities of 21.3% and a decrease in the yield on total interest-earning assets of 98 basis points compared to 2007, while the cost of total interest-bearing liabilities decreased only 71 basis points.  Average interest-earning assets were $671,906,000 for the year ended December 31, 2009 with a net interest margin (NIM) of 5.31% compared to $492,414,000 with a NIM of 5.13% in 2008, and $436,564,000 with a NIM of 5.74% in 2007.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

Provision for Credit Losses

We provide for probable credit losses by a charge to operating income based upon the composition of the loan portfolio, delinquency levels, losses and nonperforming assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning bank asset is not warranted.

The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Administrator (CCA), who reviews the grades for accuracy and gives final approval.  The CCA is not involved in loan originations.  The risk grading and reserve allocation is analyzed quarterly by the CCA and the Board and at least annually by a third party credit reviewer and by various regulatory agencies.

Quarterly, the CCA sets the specific reserve for all adversely risk-graded credits.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not impaired.

The allowance for credit losses is reviewed at least quarterly by the Board’s Audit/Compliance Committee and by the Board of Directors.  Reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s potential loss exposure.

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	December 31, 2009	% of Total Loans	December 31, 2008	% of Total Loans
Commercial and industrial	$2,861	24.7%	$1,777	26.7%
Agricultural land and production	708	7.8%	235	6.7%
Real estate	3,813	49.4%	2,570	46.9%
Real estate - construction and other land loans	836	7.9%	820	9.6%
Equity loans and lines of credit	334	7.8%	64	6.8%
Consumer and installment	423	2.3%	593	3.1%
Other	48	0.1%	64	0.2%
Unallocated reserves	1,177		1,100
Total allowance for credit losses	$10,200		$7,223

The unallocated reserves as of December 31, 2009 are principally due to qualitative and quantitative factors (Q factors).  The Q factor reserve was increased at year end 2008 due to the unknown level of loss exposure found in the acquired Service 1st portfolio.  As we approach a year of experience, the allocation by loan type is better defined, thereby resulting in increased reserve levels by type.  Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing problem credits identified through our risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The provisions for credit losses in 2009, 2008 and 2007 were $10,514,000, $1,290,000, and $480,000, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  Nonperforming loans were $18,959,000 and $15,750,000 at December 31, 2009 and 2008, respectively.  Nonperforming loans as a percentage of total loans were 4.13% at December 31, 2009 compared to 3.25% at December 31, 2008.  Nonperforming loans acquired from Service 1st represented $7,410,000 of the total balance at December 31, 2009.  Other real estate owned at December 31, 2009 was $2,832,000 net of a valuation allowance of $356,000.  The Company did not have any other real estate owned at December 31, 2008.

For 2009, 2008, and 2007, we had a net charge off ratio to average loans of 1.56%, 0.20% and 0.12%, respectively.

We believe the significant economic downturn witnessed during 2008 and that has continued throughout 2009 has had a considerable impact on the ability of certain borrowers to satisfy their obligations, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, we estimate the impact certain economic factors will have on various credits within the portfolio.  Negative economic trends witnessed during 2008 and 2009 contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio, resulting in year-over-year increases in credit loss provisions.

Losses in the commercial and industrial and real estate segments of the loan portfolio during 2009 compared to 2008 increased significantly, contributing to the additional provisions we made to the allowance for credit losses.  Although the majority of losses within these segments of the portfolio were the result of several large write-downs, we witnessed an increase in the number and total dollar volume of past due loans within the commercial and industrial and real estate segments.  Past due loans, not including non accrual loans, in these segments totaled $3,522,000 at December 31, 2009 compared to $895,000 at December 31, 2008.  Non-accruing balances remain elevated relative to historical periods, also contributing to increased credit loss provisions.  Continued increases in the level of charge-offs and the number and dollar volume of past due and nonperforming loans may result in further provisions to the allowance for credit losses.

We anticipate weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future.  We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of December 31, 2009, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income After Provision for Credit Losses

Net interest income, after the provision for credit losses of $10,514,000 in 2009, $1,290,000 in 2008, and $480,000 in 2007, was $23,593,000 for 2009 compared to $23,277,000 and $24,028,000 for 2008 and 2007, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $5,850,000 in 2009 compared to $5,190,000 and $4,518,000 in 2008 and 2007, respectively.  The $660,000 or 12.7% increase in non-interest income in 2009 compared to 2008 was due to increases in gains on sales and calls of investment securities, customer service charges, appreciation in cash surrender value of bank owned life insurance, loan placement fees, and other income.  The $672,000 increase in non-interest income comparing 2008 to 2007 was due to increases in customer service charges, gains on sales and calls of investment securities and other income.

Customer service charges increased $159,000 to $3,509,000 in 2009 compared to $3,350,000 in 2008 and $2,859,000 in 2007.  The increase in both years is mainly due to an increase in the activity level as the average number of transaction accounts has increased organically and as a result of the Service 1st acquisition, as have the fees generated by the overdraft protection program.

During the year ended December 31, 2009, we realized net gains on sales and calls of investment securities of $466,000, comprised of $766,000 in net gains from sales and calls of securities offset by a $300,000 other-than-temporary impairment write down of one investment security. See Footnote 4 to the audited Consolidated Financial Statements for more detail.  Net gains from sales and calls of securities for the same period in 2008 totaled $165,000 and $63,000 in 2007.  The Company marked the investment securities portfolio, acquired from Service 1st, to market at the acquisition date, and securities subsequently called at par value contributed $579,000 of the gain and $187,000 was a result of the sale of investment securities.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $391,000 in 2009 compared to $268,000 and $226,000 in 2008 and 2007, respectively.  The $123,000 or 45.9% increase comparing the year ended December 31, 2009 with the same period in 2008 is due to an increase in the average balance in this portfolio as a result of the Service 1st acquisition.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $120,000 in 2009 to $231,000 compared to $111,000 in 2008 and $185,000 in 2007.  In 2009, refinancing and new mortgage activity increased due to the historically low mortgage rates, first time home buyer tax incentives and a decline in housing values.  The decrease in 2008 compared to 2007 occurred due to a slowdown in the housing market in California and the tightening of the credit market resulting in fewer refinancing opportunities.

The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2009 and 2008, we held $3,140,000 in FHLB stock.  Dividends in 2009 decreased to $7,000 compared to $118,000 in 2008 and $102,000 in 2007.

Other income increased to $1,246,000 in 2009 compared to $1,178,000 and $1,083,000 in 2008 and 2007, respectively.  The $68,000 increase in 2009 compared to 2008 was due to an increase in electronic funds transfer fee income.  The increase comparing 2008 to 2007 was primarily due to increases in merchant fees from bankcards and electronic funds transfer fee income.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, data processing expenses, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $6,555,000 to $27,531,000 in 2009 compared to $20,976,000 in 2008, which was an increase of $1,877,000 in 2008 compared to $19,099,000 in 2007.

Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sale and calls of investments) was 67.3% for 2009 compared to 70.1% for 2008 and 65.2% for 2007.  Our efficiency ratio decreased in 2009 compared to 2008 due to a 35.3% increase in net interest income plus non-interest income.  The increase in the ratio comparing 2008 to 2007 was due to an increase in operating expenses.

Salaries and employee benefits increased $2,348,000 or 20.3% to $13,926,000 in 2009 compared to $11,578,000 in 2008 and $10,829,000 in 2007.  The increase in 2009 compared to 2008 can be attributed to the addition of personnel in connection with the Service 1st acquisition and the opening of the new Merced office along with normal cost increases for salaries and employee benefits.  The increase in 2008 compared to 2007 is primarily due to normal cost increases for salaries and benefits, and a slight increase in personnel covering the period after the Service 1st acquisition on November 12, 2008.

We have three share based compensation plans under which compensation expense is recognized based on the estimated fair value of the awards at the date of the grant.

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The expected term of the options represents the period that the Company’s options are expected to be outstanding.

For the years ended December 31, 2009, 2008 and 2007, the compensation cost recognized for stock option compensation was $284,000, $100,000 and $221,000, respectively.

As of December 31, 2009, there was $452,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 and 2005 Plans.  The cost is expected to be recognized over a weighted average period of 2.2 years.  See Notes 1 and 13 to the audited Consolidated Financial Statements for more detail.

In 2009, options to purchase 13,500 shares of the Company’s common stock were granted at exercise prices of between $5.06 and $6.40 from the 2005 Plan.  All options were granted with an exercise price equal to the market value on the grant date.

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

In December 2008, the Company cancelled options to purchase 90,550 shares of common stock granted on October 17, 2007 and options to purchase 15,000 shares of common stock granted on October 1, 2007, and on December 17, 2008 the Company granted new options to purchase 105,550 shares of common stock to the directors, senior managers and other employees.  The modification affected 57 employees and eight directors and the total incremental compensation cost recognized for the modification in 2008 was $38,000.  The grant date of the new options was December 17, 2008 and the options were granted with an exercise price equal to the fair market value on the grant date of $6.70 per share.  In addition, the Board of Directors of the Company granted options to purchase 15,000 shares of common stock during 2008 at the fair market value on the grant date.

  The Board considered the general decline in stocks of financial institutions as a whole in reaching their decision.  The cancellation of previously issued options reflects the Board’s desire to ensure that options continue to provide proper incentive to key personnel.

Occupancy and equipment expense increased $922,000 or 31.9% to $3,812,000 in 2009 compared to $2,890,000 in 2008 and $2,618,000 in 2007.  The increase in both 2009 and 2008 was primarily due to the addition of three new branch locations in Tracy, Stockton and Lodi California as a result of the Service 1st acquisition in the fourth quarter of 2008, the new Merced office opened in 2009 and the relocation of our Herndon and Fowler branch in Clovis, California during the second quarter of 2008 from an in-store location to a larger traditional branch facility.

Regulatory assessments increased $1,274,000 or 386.1% to $1,604,000 in 2009 compared to $330,000 and $109,000 in 2008 and 2007, respectively.  The increase in 2009 was due to the increase in FDIC insurance premiums as a result of an increase in deposit balances due to the Service 1st acquisition, an increase in the assessment rates recently enacted by the FDIC, and an FDIC imposed Special Assessment of $343,000 that was effective during the second quarter of 2009.   With our three year prepayment of FDIC premiums in the fourth quarter of 2009, we expect that these assessments will remain at historically high levels for the foreseeable future.  The increase in 2008 compared to 2007 is due mainly to an increase in FDIC assessment rates.

Data processing expenses were $1,316,000 in 2009 compared to $848,000 in 2008 and $847,000 in 2007.  The $468,000 or 55.2% increase in 2009 was due to the Service 1st acquisition and the addition of new branch locations.

Other non-interest expenses increased $674,000 or 15.2% to $5,114,000 in 2009 compared to $4,440,000 in 2008 and $3,833,000 in 2007.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2009	% Avg. Assets	Other Expense 2008	% Avg. Assets	Other Expense 2007	% Avg. Assets
Amortization of core deposit intangibles	$414	0.06%	$231	0.04%	$214	0.04%
Consulting	454	0.06%	192	0.04%	197	0.04%
ATM/debit card expenses	419	0.06%	308	0.06%	288	0.06%
Legal fees	330	0.04%	141	0.03%	112	0.02%
Telephone	272	0.04%	205	0.04%	189	0.04%
Stationery and supplies	271	0.04%	226	0.04%	222	0.05%
License and maintenance contracts	251	0.03%	170	0.03%	59	0.01%
Postage	233	0.03%	178	0.03%	178	0.04%
Director fees and related expenses	205	0.03%	173	0.03%	173	0.04%
Amortization of software	194	0.03%	101	0.02%	79	0.02%
General insurance	144	0.02%	136	0.03%	131	0.03%
Appraisal fees	125	0.02%	4	0.00%	1	0.00%
Donations	99	0.01%	90	0.02%	107	0.02%
Education and training	85	0.01%	96	0.02%	87	0.02%
Operating losses	47	0.01%	90	0.02%	58	0.01%
Merger expenses	2	0.00%	447	0.08%	—	0.00%
Other	1,569	0.21%	1,652	0.30%	1,738	0.36%
Total other non-interest expense	$5,114	0.68%	$4,440	0.82%	$3,833	0.80%

In 2009, the $183,000 increase in amortization of core deposit intangibles (CDI) is due to the CDI associated with the acquisition of Service 1st.  The $262,000 increase in consulting expenses was related to assistance with renegotiating our core processor contracts.   The increases of $189,000 in legal expenses and $120,000 increase in appraisal fees is primarily due to issues related to nonperforming assets and other loan related expenses.   The increase in various other expenses was principally due to the addition of the Service 1st offices and the new Oakhurst and Merced offices.  The increase in 2008 compared to 2007 related primarily to $447,000 of Service 1st acquisition related expenses, and $40,000 of branch relocation expenses incurred in 2008.

Provision for Income Taxes

Our effective income tax rate was (35.3%) for 2009 compared to 31.4% for 2008 and 33.5% for 2007.  The Company reported an income tax benefit of $676,000 for the year ended December 31, 2009, compared to a provision totaling $2,352,000 and $3,167,000 for the years ended December 31, 2008 and 2007, respectively.  The decrease in the effective tax rate for the year ended December 31, 2009 compared to 2008 is due primarily to increases, as a percentage of pretax income, in the Federal tax deduction for tax free municipal bonds, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On January 30, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury (Treasury) under the Capital Purchase Program, and issued and sold 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (Preferred Stock) and a Warrant to purchase 158,133 shares at $6.64 per share of the Company’s common stock, no par value, for an aggregate purchase price of $7,000,000 in cash.  According to the agreement, if we received aggregate gross cash proceeds of not less than $7 million from a Qualified Equity Offering (QEO) on or prior to December 31, 2009, the number of shares issuable under the Warrant can be reduced by one half.  On December 23, 2009, we received $8,000,000 in gross proceeds from a QEO and subsequently the Treasury agreed to reduce the number of common shares issuable under the Warrant to 79,067.   We accrued preferred stock dividends to the Treasury and accretion of the issuance discount in the amount of $365,000 during the year ended December 31, 2009.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2009 compared to December 31, 2008

As of December 31, 2009, total assets were $765,488,000, an increase of 1.7%, or $12,775,000, compared to $752,713,000 as of December 31, 2008.  Total gross loans decreased 5.2%, or $25,031,000, to $459,207,000 as of December 31, 2009 compared to $484,238,000 as of December 31, 2008.  Total investment portfolio increased 1.7% to $197,598,000.  Total deposits increased slightly by 0.8%, or $5,109,000, to $640,167,000 as of December 31, 2009 compared to $635,058,000 as of December 31, 2008.  Shareholders’ equity increased 21.0%, or $15,848,000, to $91,223,000 as of December 31, 2009 compared to $75,375,000 as of December 31, 2008.

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

See Note 3 of the audited Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, collateralized mortgage obligations, corporate debt securities, and overnight investments in the Federal funds market and are classified at the date of acquisition as available for sale or held to maturity.  As of December 31, 2009, investment securities with a fair value of $126,585,000, or 64.2% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2009 was 71.7% compared to 76.3% at December 31, 2008.  The loan to deposit ratio of our peers was 88.0% at September 30, 2009.  The total investment portfolio, including Federal funds sold,  increased 1.7% or $3,383,000 to $197,598,000 at December 31, 2009 from $194,215,000 at December 31, 2008 primarily due to purchases of securities.  The market value of the portfolio reflected an unrealized loss of $2,425,000 at December 31, 2009 compared to a $313,000 gain at December 31, 2008.

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.

As of December 31, 2009, we performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). We evaluated all available-for-sale investment securities with an unrealized loss at December 31, 2009 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2009 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  In addition, we reviewed all private label residential mortgage backed securities (PLRMBS) at December 31, 2009.

For those bonds that met the evaluation criteria we obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, we also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed based on the rating.  Our evaluation also includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the best estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of December 31, 2009.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

The month-by-month projections of future loan performance are allocated to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules.  When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are allocated first to the subordinated securities until their principal balance is reduced to zero.  The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.  The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario.

At each quarter end, the Company compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists.

The unrealized losses associated with private residential PLRMBS are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include home price depreciation, default rates, severities, discount rates and prepayment rates.  We estimate losses to a security by forecasting the underlying mortgage loans in each transaction.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), we expect to recover the entire amortized cost basis of these securities.

Based on the analyses performed, the expected discounted cash flows were greater than the recorded book value of the individual securities.  We recorded an OTTI loss of $300,000 for one security that was sold at a loss subsequent to December 31, 2009, and recorded an unrealized loss in other comprehensive income for the other securities.

At December 31, 2009, the Company had a total of 46 private residential CMO holdings with a remaining principal balance of $36,280,000 and a net unrealized loss of approximately $5,010,000.  19 of these securities account for $5,413,000 of the unrealized loss at December 31, 2009 offset by 27 of these securities with gains totaling $403,000.  13 of these whole loan CMO holdings with a remaining principal balance of $7,395,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  These investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s implicit interest rate are greater than the book value of the security , therefore we do not consider these to be other than temporarily impaired.

See Note 4 to the audited Consolidated Financial Statements for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans have decreased to $459,207,000 as of December 31, 2009 compared to $484,238,000 as of December 31, 2008.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2009 and 2008:

Loan Type (Dollars in thousands)	December 31, 2009	% of Total loans	December 31, 2008	% of Total loans
Commercial:
Commercial and industrial	$113,535	24.7%	$129,563	26.7%
Agricultural land and production	35,796	7.8%	32,408	6.7%
Total commercial	149,331	32.5%	161,971	33.4%
Real estate:
Owner occupied	106,606	23.2%	113,414	23.4%
Real estate-construction and other land loans	36,169	7.9%	46,558	9.6%
Commercial real estate	71,977	15.7%	64,358	13.3%
Other	48,187	10.5%	49,425	10.2%
Total real estate	262,939	57.3%	273,755	56.5%
Consumer:
Equity loans and lines of credit	36,110	7.8%	32,874	6.8%
Consumer and installment	10,545	2.3%	14,993	3.1%
Other	674	0.1%	863	0.2%
Total consumer	47,329	10.2%	48,730	10.1%
Deferred loan fees, net	(392)		(218)
Total gross loans	459,207	100.0%	484,238	100.0%
Allowance for credit losses	(10,200)		(7,223)
Total loans	$449,007		$477,015

At December 31, 2009, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.6% of total loans of which 32.5% were commercial and 65.1% were real-estate-related.  This level of concentration is consistent with the 96.8% at December 31, 2008.  Although we believe the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2009 or December 31, 2008.

We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks.

The Board of Directors reviews and approves concentration limits and exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned (OREO), and repossessed assets.  Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructuring, (iii) been classified as doubtful under our asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status.  A loan is classified as nonaccrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower, 2) payment in full of principal or interest under the original contractual terms is not expected, or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At December 31, 2009, nonperforming assets totaled $21,838,000 compared to $15,750,000 at December 31, 2008.  In 2009, nonperforming assets included nonaccrual loans totaling $18,959,000, OREO of $2,832,000, and repossessed assets of $47,000.  Nonperforming assets in 2008 consisted of nonaccrual loans.  At December 31, 2009, we had seven loans considered troubled debt restructurings totaling $4,568,000, which are included in nonaccrual loans.  We had two restructured loans totaling $1,703,000, and no OREO or repossessed assets at December 31, 2008.

A summary of nonaccrual, restructured, and past due loans at December 31, 2009 and 2008 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2009 or 2008.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2009, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2009	December 31, 2008
Nonaccrual Loans
Commercial and industrial	$3,386	$1,125
Real Estate	3,183	5,159
Real estate construction and land development	7,474	7,635
Consumer	348	80
Other	—	48
Restructured loans (non-accruing)
Commercial and industrial	28	—
Real Estate	4,540	1,108
Real estate construction and land development	—	595
Total nonaccrual	18,959	15,750
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$18,959	$15,750

Nonperforming loans to total loans	4.13%	3.25%
Ratio of nonperforming loans to allowance for credit losses	185.87%	218.05%
Loans considered to be impaired	$18,959	$15,750
Related allowance for credit losses on impaired loans	$752	$125

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral dependent.  As of December 31, 2009 and 2008, we had impaired loans totaling $18,959,000 and $15,750,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value of collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $852,000 and $371,000 for 2009 and 2008, respectively of which $404,000 and $139,000 was attributable to troubled debt restructurings, respectively.

The Bank was party to a lawsuit filed by Regent Hotel, LLC against First Bank (Lead Bank), as the lead bank in a loan participation, and East West Bank and Service 1st Bank, which was acquired by the Bank on November 13, 2008, which we were participating in the loan.  In 2009, the Lead Bank purchased the Bank’s participating interest in the Regent Hotel loan at a discount and indemnified the Bank against any further actions pursuant to the lawsuit.  Included in the merger consideration paid by the Company to acquire Service 1st was $3,500,000 which was placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.  Consequent to the Lead Bank buying the Bank’s position, the Bank collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In accordance with the escrow agreement, until the litigation is completely satisfied the remaining $2,454,000 is expected to remain in the escrow fund.

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

In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan.  The allowance is increased by provisions charged against earnings and reduced by net loan charge offs.  Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible.  Recoveries are recorded only when cash payments are received.

The allowance for credit losses is maintained to cover probable losses inherent in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit Committee.  They delegate the authority to the Chief Credit Administrator (CCA) to determine the loss reserve ratio for each type of asset and review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types, and other relevant factors.

The allowance for credit losses is an estimate of the losses that may be sustained in our loan and lease portfolio.  The allowance is based on principles of accounting: (1) ASC 310-10 which requires that losses be accrued when they are probable of occurring and can be reasonably estimated and (2) ASC 450-20 which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008
Balance, beginning of the year	$7,223	$3,887
Provision charged to operations	10,514	1,290
Losses charged to allowance	(7,926)	(851)
Recoveries	389	111
Allowance from acquisition of Service 1st	—	2,786
Balance, end of year	$10,200	$7,223

Allowance for credit losses to total loans	2.22%	1.49%

As of December 31, 2009 the balance in the allowance for credit losses was $10,200,000 compared to $7,223,000 as of December 31, 2008.  The increase was due to net charge offs during 2009 being less than the amount of the provision for credit losses.  Net charge offs totaled $7,537,000 while the provision for credit losses was $10,514,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $131,139,000 as of December 31, 2009 compared to $160,450,000 as of December 31, 2008.  Risks and uncertainties exist in all lending transactions, and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of December 31, 2009 the allowance for credit losses was 2.22% of total gross loans compared to 1.49% as of December 31, 2008.  During 2009 there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  The increase in 2009 is due to an increase in the level of charged off loans as well as increases in classified loans as a result of the economic downturn and deterioration of real estate appraised values.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Of the losses charged to the allowance in 2009 and 2008 of $7,926,000 and $851,000, the portion related to overdraft losses on transaction deposit accounts totaled $126,000 and $137,000, respectively.

Nonperforming loans totaled $18,959,000 as of December 31, 2009, and $15,750,000 as of December 31, 2008.   The allowance for credit losses as a percentage of nonperforming loans was 53.8% and 45.9% as of December 31, 2009 and 2008, respectively.  Management believes the allowance at December 31, 2009 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2009 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In conjunction with our annual review during the third quarter of 2009, we engaged an independent valuation specialist to test goodwill for impairment.  Goodwill impairment testing is a two step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any.  If the fair value of the reporting unit exceeds the carrying value, then goodwill is not impaired and step two is unnecessary.  Since the Company is considered to be one reporting unit, the fair value of the Company was compared to the carrying value.  Based on the results of the testing performed, the fair value of the Company exceeded the carrying value so step two was not required and goodwill was not impaired.  The fair value of the Company was determined based on an analysis of three different valuation methods including the analysis of discounted future cash flows, comparable whole bank transactions, and the Company’s market capitalization plus a control premium.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2009, so goodwill was not required to be retested.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000 at December 31, 2009.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at December 31, 2009 was $1,612,000, net of $1,288,000 in accumulated amortization expense.  The carrying value at December 31, 2008 was $2,026,000, net of $891,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  We performed its annual impairment test on core deposit intangibles in the third quarter of 2009 and determined no impairment was necessary.  Amortization expense recognized for 2009, 2008, and 2007 was $414,000, $231,000, and $214,000, respectively.

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is also participating in the FDIC Transaction Account Guarantee Program (TAGP).  Under that program, through June 30, 2010, all non-interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

Total deposits increased $5,109,000 or 0.8% to $640,167,000 as of December 31, 2009 compared to $635,058,000 as of December 31, 2008.  Interest-bearing deposits increased $7,585,000 or 1.6% to $480,537,000 as of December 31, 2009 compared to $472,952,000 as of December 31, 2008.  Non-interest bearing deposits decreased $2,476,000 or 1.5% to $159,630,000 as of December 31, 2009 compared to $162,106,000 as of December 31, 2008.  Our total market share of deposits in Fresno, Madera, and San Joaquin counties was 3.50% in 2009 compared 2.40% in 2008 based on FDIC deposit market share information published as of June 30, 2009.

The composition of the deposits and average interest rates paid at December 31, 2009 and 2008 is summarized in the table below.

(Dollars in thousands)	December 31, 2009	% of Total Deposits	Effective Rate	December 31, 2008	% of Total Deposits	Effective Rate

NOW accounts	$112,493	17.6%	0.66%	$111,494	17.6%	0.47%
MMA accounts	142,917	22.3%	0.93%	128,239	20.2%	1.87%
Time deposits	200,681	31.4%	1.82%	211,987	33.4%	3.09%
Savings deposits	24,446	3.8%	0.22%	21,232	3.3%	0.35%
Total interest-bearing	480,537	75.1%	1.22%	472,952	74.5%	2.01%
Non-interest bearing	159,630	24.9%		162,106	25.5%
Total deposits	$640,167	100.0%		$635,058	100.0%

Short-term borrowings totaled $5,000,000 as of December 31, 2009 compared to $6,368,000 as of December 31, 2008.  Short-term borrowings consist of overnight correspondent bank borrowings and FHLB advances maturing within one month.  The maximum amount of short-term borrowings at any month-end during 2009, 2008 and 2007, was $5,000,000, $24,600,000, and $20,000,000, respectively.  We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances.

Total long-term debt as of December 31, 2009 was $14,000,000 and consisted of FHLB advances with interest rates ranging from of 3.00% to 3.59% with a weighted average rate of 3.20%, and maturing between 2011 and 2013.  Long-term debt was $19,000,000 as of December 31, 2008 with a weighted average rate of 3.08%.   There was no long-term debt as of December 31, 2007.

The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2009, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2009, the rate was 1.88%.  Interest expense recognized by the Company for the year ended December 31, 2009 was $129,000.

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

Our stockholders’ equity increased to $91,223,000 as of December 31, 2009 compared to $75,375,000 as of December 31, 2008.  The increase in stockholders’ equity is a result of $7,000,000 in preferred stock and common stock warrants issued to the Treasury under the Capital Purchase Program, $7,758,000 from the Stock Purchase Agreements with accredited investors, net income of $2,588,000 in 2009, the effect of stock-based compensation expense of $284,000, decrease in unrealized income on the available-for-sale investment securities of $1,643,000, offset by preferred stock dividends and accretion of discount of $365,000.

We participated in the Treasury Capital Purchase Program under the Emergency Economic Stabilization Act.  The Company issued preferred stock and a Warrant to issue common stock and received $7,000,000 in cash under this program.  The Company agreed to restrict dividend payments on common stock to no more than historic levels while our preferred stock is owned by the Treasury.  See Note 12 to the audited Consolidated Financial Statements in this report for a more detailed discussion.

On December 23, 2009, the Company entered into Stock Purchase Agreements with a limited number of accredited investors to sell a total of 1,264,952 shares of common stock, without par value at $5.25 per share, and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock (Series B Preferred Stock) at $1,000 per share, for an aggregate gross purchase price of $8,000,000, offset by issuance expenses totaling $242,000.  See Note 12 to the audited Consolidated Financial Statements in this report for a more detailed discussion.

During 2009 the Bank did not pay any dividends to the Company.  In 2008, the Bank declared and paid cash dividends to the Company of $6,100,000, in connection with the acquisition of Service 1st and stock repurchase agreements approved by the Company’s Board of Directors.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$7,547	9.30%	$54,519	8.67%
Minimum regulatory requirement	$29,056	4.00%	$25,148	4.00%
Central Valley Community Bank	$66,624	9.20%	$51,296	8.18%
Minimum requirement for “Well-Capitalized” institution	$36,210	5.00%	$31,360	5.00%
Minimum regulatory requirement	$28,968	4.00%	$25,088	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$67,547	12.28%	$54,519	9.33%
Minimum regulatory requirement	$21,998	4.00%	$23,374	4.00%
Central Valley Community Bank	$66,624	12.12%	$51,296	8.81%
Minimum requirement for “Well-Capitalized” institution	$32,977	6.00%	$34,934	6.00%
Minimum regulatory requirement	$21,985	4.00%	$23,289	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$74,463	13.54%	$61,742	10.57%
Minimum regulatory requirement	$43,996	8.00%	$46,748	8.00%
Central Valley Community Bank	$73,535	13.38%	$58,519	10.05%
Minimum requirement for “Well-Capitalized” institution	$54,962	10.00%	$58,223	10.00%
Minimum regulatory requirement	$43,970	8.00%	$46,579	8.00%

LIQUIDITY

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Director’s Asset/Liability Committees.  This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments.

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2009, the Company had unpledged securities totaling $70,734,000 available as a secondary source of liquidity.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2009 our available borrowing capacity includes approximately $39,000,000 in Federal funds lines with our correspondent banks and $94,451,000 in unused FHLB advances.  At December 31, 2009, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.  The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2009 and 2008:

Credit Lines (In thousands)	December 31, 2009	December 31, 2008

Unsecured Credit Lines (interest rate varies with market):
Credit limit	$39,000	$39,000
Balance outstanding	$—	$6,368

Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$113,451	$38,207
Balance outstanding	$19,000	$19,000
Collateral pledged	$139,726	$54,350
Fair value of collateral	$144,903	$52,783

Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$917	$1,878
Balance outstanding	$—	$—
Collateral pledged	$922	$1,885
Fair value of collateral	$956	$1,929

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $131,139,000 as of December 31, 2009 compared to $160,450,000 as of December 31, 2008.  For a more detailed discussion of these financial instruments, see Note 11 to the audited Consolidated Financial Statements in this Annual Report.

In the ordinary course of business, the Company is party to various operating leases.  For a more detailed discussion of these financial instruments, see Note 11 to the audited Consolidated Financial Statements in this Annual Report.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s long-term contractual obligations at December 31, 2009:

(In thousands)	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter	Total

Time deposits	$7,592	$16,509	$6,578	$2	$200,681
FHLB Advances	5,000	10,000	4,000	—	19,000
Deferred Compensation Liability (1)	1,992	—	—	—	1,992
Salary Continuation Liability (1)	782	538	600	2,862	4,782
Obligations reflected on Consolidated
Balance Sheet	$185,366	$27,047	$11,178	$2,864	$226,455

Operating lease obligations	$1,772	$3,333	$2,950	$6,162	$14,217
Obligations not reflected on Consolidated Balance Sheet	$1,772	$3,333	$2,950	$6,162	$14,217

(1)  These amounts represent the current accrual for payments to participants under the Company’s deferred compensation and salary continuation plans.  See Note 14 to the audited Consolidated Financial Statements.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2009, 76.2% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2009, 88.8% of our time deposits mature within one year or less.  As of December 31, 2009, $5,000,000 of our short term debt and $14,000,000 of our long-term debt was fixed rate.  Our long-term debt has maturities through 2013.

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

Our management and Board of Directors’ Asset/Liability Committeesik (ALCO) are responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity.  The ALCO operates under policies and within risk limits prescribed, reviewed, and approved by the Board of Directors.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Earnings simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of our financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments.

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

Approximately 76.2% of our loan portfolio is tied to adjustable rate indices and 46.5% of our loan portfolio reprices within 90 days.  As of December 31, 2009, we had 483 commercial and real estate loans totaling $158,586,000 with floors ranging from 1% to 8.25% and ceilings ranging from 7% to 25%.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2010 under the interest rate shock scenarios stated.  The table was prepared as of December 31, 2009, using a prime interest rate of 3.25%.

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change In Rates	Projected Net Interest Income	$ Change From Rates At December 31, 2009	% Change From Rates At December 31, 2009
(Dollars in thousands)
UP 300 bp	$33,597	$1,936	6.12%
UP 200 bp	32,613	952	3.01%
UP 100 bp	31,826	165	0.52%
UNCHANGED	31,661	—	—
DOWN 25 bp	31,714	53	0.17%

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

There is no material change in our current market risk exposure from the market risk exposure we experienced in 2009.  The outcome of the sensitivity analysis conducted for 2008 was essentially the same as 2009.

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

Our accounting policies are integral to understanding the results reported.  Our significant accounting policies are described in detail in Note 1 in the audited Consolidated Financial Statements.  Not all of the significant accounting policies presented in Note 1 of the audited Consolidated Financial Statements in this Annual Report require management to make difficult, subjective or complex judgments or estimates.

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

CRITICAL ACCOUNTING POLICIES (continued)

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

Allowance for Credit Losses

Our most significant management accounting estimate is the appropriate level for the allowance for credit losses.  The allowance for credit losses is established to absorb known and inherent losses attributable to loans outstanding.  The adequacy of the allowance is monitored on an on-going basis and is based on our management’s evaluation of numerous factors.  These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

The calculation of the allowance for credit losses is by nature inexact, as the allowance represents our management’s best estimate of the probable losses inherent in our credit portfolios at the reporting date.  These credit losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

Impairment of Investment Securities

Investment securities are impaired when the amortized cost exceeds fair value.  Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that we will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Amortization of Premiums/Discount Accretion on Investments

We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill.  Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed for impairment at a reporting unit level at least annually or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes could cause the Company to record impairment in the future.

Share-Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of all share-based payments which consist of stock options granted to directors and employees.  The fair value of each option is estimated on the date of grant and amortized over the service period using a Black-Scholes-Merton based option valuation model that requires the use of assumptions to estimate the grant date fair value.  The estimates are based on assumptions on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  The calculation of the fair value of share based payments is by nature inexact, and represents management’s best estimate of the grant date fair value of the share based payments.  See Note 1 to the audited Consolidated Financial Statements in this Annual Report.

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

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

CRITICAL ACCOUNTING POLICIES (continued)

Accounting for Income Taxes (continued)

Only tax positions that meet the more-likely-than-not recognition threshold are recognized.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest expense and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

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

At December 31, 2009, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a majority of our loan portfolio.  Refer to Market Risk section for further discussion.

ITEM 8 -                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Central Valley Community Bancorp
and Subsidiary

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not required or engaged to examine the effectiveness of Central Valley Community Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/Perry-Smith LLP

Sacramento, California

March 31, 2010

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands, except share amounts)

	2009	2008
ASSETS

Cash and due from banks	$13,857	$18,061
Interest-earning deposits in other banks	34,544	—
Federal funds sold	279	1,457

Total cash and cash equivalents	48,680	19,518

Investment securities:
Available-for-sale, at fair value	197,319	185,718
Held-to-maturity, at amortized cost	—	7,040
Loans, less allowance for credit losses of $10,200 at December 31, 2009 and $7,223 at December 31, 2008	449,007	477,015
Bank premises and equipment, net	6,525	6,900
Other real estate owned	2,832	—
Bank owned life insurance	10,998	10,808
Federal Home Loan Bank stock	3,140	3,140
Goodwill	23,577	23,773
Core deposit intangibles	1,612	2,026
Accrued interest receivable and other assets	21,798	16,775

Total assets	$765,488	$752,713

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$159,630	$162,106
Interest bearing	480,537	472,952

Total deposits	640,167	635,058

Short-term borrowings	5,000	6,368
Long-term debt	14,000	19,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	9,943	11,757

Total liabilities	674,265	677,338

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, no par value; $1,000 per share liquidation preference; 10,000,000 shares authorized:
Series A, no par value, 7,000 shares issued and outstanding	6,819	—
Series B, no par value, 1,359 shares issued and outstanding	1,317	—
Common stock, no par value; 80,000,000 authorized; issued and outstanding 8,949,754 at December 31, 2009 and 7,642,280 at December 31, 2008	37,611	30,479
Retained earnings	46,931	44,708
Accumulated other comprehensive (loss) income, net of tax	(1,455)	188

Total shareholders' equity	91,223	75,375

Total liabilities and shareholders' equity	$765,488	$752,713

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	2009	2008	2007

Interest income:
Interest and fees on loans	$29,920	$25,631	$27,748
Interest on Federal funds sold	48	251	583
Interest and dividends on investment securities:
Taxable	7,709	4,845	3,355
Exempt from Federal income taxes	3,057	1,118	880

Total interest income	40,734	31,845	32,566

Interest expense:
Interest on deposits	5,867	6,340	7,894
Interest on junior subordinated deferrable interest debentures	129	46	—
Other borrowings	631	892	164

Total interest expense	6,627	7,278	8,058

Net interest income before provision for credit losses	34,107	24,567	24,508

Provision for credit losses	10,514	1,290	480

Net interest income after provision for credit losses	23,593	23,277	24,028

Non-interest income:
Service charges	3,509	3,350	2,859
Appreciation in cash surrender value of bank owned life insurance	391	268	226
Loan placement fees	231	111	185
Net realized gains on sales and calls of investment securities	466	165	63
Federal Home Loan Bank dividends	7	118	102
Other income	1,246	1,178	1,083

Total non-interest income	5,850	5,190	4,518

Non-interest expenses:
Salaries and employee benefits	13,926	11,578	10,829
Occupancy and equipment	3,812	2,890	2,618
Regulatory assessments	1,604	330	109
Data processing expense	1,316	848	847
Advertising	722	500	481
Audit and accounting fees	503	390	382
Other real estate owned expense	479	—	—
Loss on sale of assets	55	—	—
Other expense	5,114	4,440	3,833

Total non-interest expenses	27,531	20,976	19,099

Income before provision for income taxes	1,912	7,491	9,447

(Benefit) provision for income taxes	(676)	2,352	3,167

Net income	$2,588	$5,139	$6,280

Net income	$2,588	$5,139	$6,280
Preferred stock dividends and accretion of discount	365	—	—

Net income available to common shareholders	$2,223	$5,139	$6,280

Basic earnings per share	$0.29	$0.83	$1.05

Diluted earnings per share	$0.28	$0.79	$0.99

Cash dividends per share	$—	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share amounts)

						Accumulated
						Other
						Comprehensive	Total	Total
	Preferred Stock		Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2007	—	$—	6,037,656	$14,007	$35,888	$(117)	$49,778

Comprehensive income:
Net income	—	—	—	—	6,280	—	6,280	$6,280
Other comprehensive income, net of tax:
Net change in unrealized (loss) gain on available-for-sale investment securities	—	—	—	—	—	257	257	257

Total comprehensive income								$6,537

Cash dividend payment ($0.10 per share)	—	—	—	—	(595)	—	(595)
Repurchase and retirement of common stock	—	—	(186,800)	(1,617)	(1,090)	—	(2,707)
Stock-based compensation expense	—	—	—	221	—	—	221
Stock options exercised and related tax benefit	—	—	124,460	960	—	—	960

Balance, December 31, 2007	—	—	5,975,316	13,571	40,483	140	54,194

Comprehensive income:
Net income	—	—	—	—	5,139	—	5,139	$5,139
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	48	48	48

Total comprehensive income								$5,187

Cash dividend payment ($0.10 per share)	—	—	—	—	(598)	—	(598)
Repurchase and retirement of common stock	—	—	(5,436)	(56)	—	—	(56)
Stock issued for acquisition	—	—	1,628,397	16,600	—	—	16,600
Stock-based compensation expense	—	—	—	100	—	—	100
Stock options exercised and related tax benefit	—	—	44,003	264	—	—	264
Cumulative effect of adopting ASC 715-60 (previously EITF 06-04)	—	—	—	—	(316)	—	(316)

Balance, December 31, 2008	—	—	7,642,280	30,479	44,708	188	75,375

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share amounts)

						Accumulated
						Other
						Comprehensive	Total	Total
	Preferred Stock		Common Stock		Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2008	—	$—	7,642,280	$30,479	$44,708	$188	$75,375

Comprehensive income:
Net income	—	—	—	—	2,588	—	2,588	$2,588
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	(1,643)	(1,643)	(1,643)

Total comprehensive income	—	—	—	—	—	—	—	$945

Issuance of preferred stock Series A, net of discount	7,000	6,775	—	—	—	—	6,775
Issuance of preferred stock Series B, net of issuance costs	1,359	1,317	—	—	—	—	1,317
Issuance of common stock, net of issuance costs	—	—	1,264,952	6,441	—	—	6,441
Issuance of common stock warrants	—	—	—	225	—	—	225
Stock-based compensation expense	—	—	—	284	—	—	284
Stock options exercised and related tax benefit	—	—	42,522	182	—	—	182
Preferred stock dividends and accretion of discount	—	44	—	—	(365)	—	(321)

Balance, December 31, 2009	8,359	$8,136	8,949,754	$37,611	$46,931	$(1,455)	$91,223

					2009	2008	2007

Disclosure of reclassification amount, net of taxes:

Unrealized holding (losses) gains arising during the year					$(1,183)	$147	$295
Less reclassification adjustment for net gains included in net income					(460)	(99)	(38)

Net change in unrealized (losses) gains on available-for-sale investment securities					$(1,643)	$48	$257

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income	$2,588	$5,139	$6,280
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	174	(370)	(164)
Depreciation	1,367	1,028	935
Accretion	(2,300)	(741)	(422)
Amortization	918	527	564
Stock-based compensation	284	100	221
Tax benefit from exercise of stock options	(7)	(57)	(395)
Provision for credit losses	10,514	1,290	480
Net realized gains on sales and calls of available-for-sale investment securities	(942)	(165)	(63)
Net realized losses on sales of held-to-maturity investment securities	176	—	—
Other than temporary impairment losses on investment securities	300	—	—
Net gain on sale and disposal of equipment	55	—	—
Increase in bank owned life insurance, net of expenses	(190)	(269)	(226)
Write down of other real estate owned	356	—	—
FHLB stock dividends	—	(118)	(102)
Net (increase) decrease in accrued interest receivable and other assets	(1,106)	(426)	645
Net increase in prepaid FDIC assessments	(3,740)	—	—
Net (decrease) increase in accrued interest payable and other liabilities	(2,259)	294	525
Provision for deferred income taxes	788	(556)	(403)
Net cash provided by operating activities	6,976	5,676	7,875

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition	—	2,132	—
Purchases of available-for-sale investment securities	(82,178)	(57,484)	(20,693)
Purchases of held-to-maturity investment securities	(410)	(7,466)	—
Proceeds from principle repayments of held-to-maturity investment securities	2,793	501	—
Proceeds from sales or calls of available-for-sale investment securities	40,407	12,327	15,700
Proceeds from calls of held-to-maturity investment securities	1,474	—	—
Proceeds from maturity of available-for-sale investment securities	2,923	9,000	10,499
Proceeds from principal repayments of available-for-sale investment securities	29,954	18,525	14,608
Net decrease in interest bearing deposits in other banks	—	—	323
Proceeds from bank owned life insurance	430	—	—
Net FHLB stock purchases	—	—	(29)
Net decrease (increase) in loans	14,379	(24,666)	(18,704)
Purchases of premises and equipment	(991)	(1,092)	(2,047)
Proceeds from sale of equipment	—	—	4
Purchases of bank owned life insurance	—	—	(351)
Net cash provided by (used in) investing activities	8,781	(48,223)	(690)

(Continued)

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	16,415	26,676	(45,523)
Net (decrease) increase in time deposits	(11,306)	12,332	7,458
Proceeds from issuance of Series A preferred stock and warrants	7,000	—	—
Net proceeds from issuance of Series B preferred stock	1,317	—	—
Net proceeds from issuance of common stock	6,441	—	—
Proceeds from short-term borrowings from Federal Home Loan Bank	10,000	135,500	87,500
Proceeds from long-term borrowings from Federal Home Loan Bank	—	19,000	—
Repayments of short-term borrowings to Federal Home Loan Bank	(10,000)	(165,500)	(69,500)
Net increase in short-term borrowings	—	2,803	—
Repayment of borrowings from other financial institutions	(6,367)	—	(1,250)
Share repurchase and retirement	—	(56)	(2,707)
Proceeds from exercise of stock options	175	207	565
Tax benefit from exercise of stock options	7	57	395
Cash dividend payments on common stock	—	(598)	(595)
Cash dividend payments on preferred stock	(277)	—	—
Net cash provided by (used in) financing activities	13,405	30,421	(23,657)
Increase (decrease) in cash and cash equivalents	29,162	(12,126)	(16,472)
Cash and cash equivalents at beginning of year	19,518	31,644	48,116
Cash and cash equivalents at end of year	$48,680	$19,518	$31,644

	2009	2008	2007
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$6,983	$6,926	$7,805
Income taxes	$690	$3,209	$3,380

Non-cash investing activities:
Net change in unrealized gain (loss) on available-for-sale investment securities	$(2,738)	$79	$429
Cumulative effect of adopting ASC 715-60 (previously EITF 06-04)	$—	$(316)	$—

Non-cash financing activities:
Transfer of loans to other real estate owned	$3,921	$—	$—
Accrued preferred stock dividends	$44	$—	$—

Supplemental Schedule Related to Acquisitions:
Acquisition of Service 1st Bancorp:
Deposits	$193,488
Fed funds purchased	3,565
Short-term borrowings from Federal Home Loan Bank	10,000
Junior subordinated deferrable interest debentures	5,155
Other liabilities	4,220
Loans, net	(116,028)
Goodwill and intangibles	(16,239)
Premises and equipment	(1,070)
Federal Home Loan Bank stock	(1,000)
Investment securities	(83,099)
Other assets	(9,644)
Bank owned life insurance	(3,816)
Stock issued	16,600
Cash and cash equivalents acquired, net of cash paid	$2,132

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

Service 1st Bancorp (Service 1st) and Service 1st Bank (S1 Bank) were merged with and into the Company and the Bank, respectively, on November 13, 2008.  The transaction was a combination of cash and stock and was accounted for under the purchase method of accounting. Accordingly, the operating results of the Company only include the operations of Service 1st subsequent to the acquisition.  Service 1st Bank had three branches in Tracy, Stockton and Lodi, California, which continue to be operated by the Bank.

Service 1st Capital Trust I (the “Trust”) is a business trust formed by Service 1st for the sole purpose of issuing trust preferred securities.  The Company succeeded to all the rights and obligations of Service 1st in connection with the acquisition of Service 1st.  The Trust is a wholly-owned subsidiary of the Company.

The Bank operates 16 branches in Clovis, Fresno, west and northeast Fresno County, Madera County, Tracy, Stockton, Lodi, Merced and Sacramento, and a loan production office in Modesto, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is participating in the FDIC Transaction Account Guarantee Program.  Under this program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

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

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.

For financial reporting purposes, Service 1st Capital Trust I, a wholly-owned subsidiary acquired in the merger of Service 1st Bancorp (see Note 2) and formed for the exclusive purpose of issuing trust preferred securities, is not consolidated into the Company’s consolidated financial statements and, accordingly, is accounted for under the equity method.  The Company’s investment in the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.  The junior subordinated deferrable interest debentures issued and guaranteed by the Company and held by the Trust are reflected as debt in the consolidated balance sheet.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value. During 2009, one security was transferred from held-to-maturity to available-for-sale. As of December 31, 2008, there were no transfers between categories.

Gains or losses on the sale of investment securities are computed on the specific identification method.  Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

Investment securities are impaired when the amortized cost exceeds fair value.  Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that we will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.  In 2009, the Company recognized a $300,000 loss on one security that was other than temporarily impaired.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are stated at principal balances outstanding.  Interest is accrued daily based upon outstanding loan balances.  However, when, in the opinion of management, loans are considered impaired and the future collectibility of interest and principal is in serious doubt, a loan is placed on nonaccrual status and the accrual of interest income is suspended.  Any interest accrued but unpaid is charged against income.  Payments received are applied to reduce principal to the extent necessary to ensure collection.  Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to principal until fully collected and then to interest.

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

Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, and amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan.  The excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected are recognized as an impairment.  The Company does not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances.

At December 31, 2009, the Company has loans that were acquired through the merger with Service 1st for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Contractually required payments at acquisition:

Commercial	$1,582
Real estate	10,650
Consumer	149

Outstanding balance at acquisition	$12,381

Fair value at acquisition	$8,927

Subsequent to the acquisition, all of these loans were placed on nonaccrual status.  In 2009, the Bank foreclosed on one loan and the current carrying value is included in other real estate owned (OREO) at December 31, 2009.  The outstanding contractual balance and carrying amount of loans and OREO at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Commercial	$1,479	$1,565
Real estate	5,185	10,765
Consumer	147	149

Outstanding balance	$6,811	$12,479

Carrying amount at December 31 included in loans	$3,620	$9,025
Carrying amount at December 31 included in OREO	2,464	—
Total at December 31	$6,084	$9,025

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

Classified loans and loans determined to be impaired are individually evaluated by management for specific risk of loss.  In addition, a reserve factor is assigned to currently performing loans based on experience and other factors.

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

This allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for credit losses at December 31, 2009 and 2008, respectively, reflects management’s estimate of probable losses inherent in the portfolio.

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

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned (OREO) is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure.  Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses.  OREO is initially recorded at fair value less estimated disposition costs.  Fair value of OREO is generally based on an independent appraisal of the property.  Subsequent to initial measurement, OREO is carried at the lower of the recorded investment or fair value less costs to sell.  Revenues and expenses associated with OREO, and subsequent adjustment to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred.

At December 31, 2009 the Company had $2,832,000 invested in two properties acquired through foreclosure.  The properties are described in the following paragraph.  These properties are carried at their fair value.  Fair value is based on recently obtained third-party appraisals.  The Company had no OREO properties at December 31, 2008.

The Company participated with an independent bank in a loan collateralized by an RV Park.  On February 2, 2009, the Bank foreclosed on the loan and recorded the property as OREO at a net realizable value of $2,550,000 based on a third-party appraisal.  Subsequent to foreclosure, the Company recorded a valuation allowance of $86,000 to reduce the value to an estimated realizable value of $2,464,000 at December 31, 2009.  In July 2009, the Company foreclosed on a construction loan for a commercial building and recorded the property at net realizable value of $638,000 based on a third-party appraisal.  Subsequent to foreclosure and based on an updated appraisal, the Company recorded an additional impairment charge of $270,000 to reduce the estimated realizable value to $368,000.

Goodwill

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2009 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In conjunction with the Company’s annual review during the third quarter of 2009, management engaged an independent valuation specialist to test goodwill for impairment.  Goodwill impairment testing is a two step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any.  If the fair value of the reporting unit exceeds the carrying value, then goodwill is not impaired and step two is unnecessary.  Since the Company is considered to be one reporting unit, the fair value of the Company was compared to the carrying value.  Based on the results of the testing performed, the fair value of the Company exceeded the carrying value so step two was not required and goodwill was not impaired.  The fair value of the Company was determined based on an analysis of three different valuation methods including the analysis of discounted future cash flows, comparable whole bank transactions, and the Company’s market capitalization plus a control premium.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2009, so goodwill was not required to be retested.

Intangible Assets

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000 at December 31, 2009.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at December 31, 2009 was $1,612,000, net of $1,288,000 in accumulated amortization expense.  The carrying value at December 31, 2008 was $2,009,000, net of $891,000 accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed its annual impairment test on core deposit intangibles in the third quarter of 2009 and determined no impairment was necessary.  Amortization expense recognized for 2009, 2008, and 2007 was $414,000, $231,000, and $214,000, respectively.

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

Accounting for Uncertainty in Income Taxes

The Company uses a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the more likely than not test, no tax benefit is recorded.

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders (net income after deducting dividends on preferred stock and accretion of discount) by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company.  All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and splits and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

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

In 2009, the Company granted options to purchase 13,500 shares of common stock.  All options were granted with an exercise price equal to the fair market value on the grant date.

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

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation (Continued)

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as a cash flows from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2009, 2008 and 2007 were $7,000, $57,000 and $395,000, respectively.

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  The “simplified” method, described in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin 110 is used to determine the expected term of its stock options due to the lack of sufficient historical data.

The fair value of each option is estimated on the date of grant using the following assumptions.

	2009	2008	2007

Dividend yield	0.10%	0.10%	0 - 0.10%
Expected volatility	31% - 38%	31%	28% - 29%
Risk-free interest rate	1.52% - 1.87%	2.29%	4.20% - 4.48%
Expected option term	6.5 years	6.5 years	6.5 years

Adoption of New Financial Accounting Standards

FASB Accounting Standards Codification™ (ASC or Codification)

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards ASC 105-10 (previously SFAS No. 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  With the issuance of ASC 105-10, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This change is effective for financial statements issued for interim or annual periods ended after September 15, 2009.  Accordingly, all specific references to generally accepted accounting principles (GAAP) refer to the Codification and not to the pre-Codification literature.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10-65-1, (previously SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements.  This standard requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  This standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted the provisions of this standard on January 1, 2009 without a material impact on its financial condition or results of operations.

FASB Clarifies Other-Than-Temporary Impairment

In April 2009, the FASB issued ASC 320-10-35 (previously FSP 115-2 and 124-2 and EITF 99-20-2), Recognition and Presentation of Other-Than-Temporary Impairment.  This standard (i) changes previously existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the previously existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under this standard, declines in fair value below cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses for both held-to-maturity and available-for-sale securities.  The amount of impairment related to other factors is recognized in other comprehensive income.  These changes were effective for interim and annual periods ended after June 15, 2009.  The Company adopted the provisions of this standard on April 1, 2009.  The Company recognized a $300,000 loss in 2009 related to an other-than-temporary impairment of one debt security.

FASB Clarifies Application of Fair Value Accounting

In April 2009, the FASB issued ASC 820-10 (previously FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This standard affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  This standard was effective for interim and annual periods ended after June 15, 2009.  The Company adopted the provisions of this standard on April 1, 2009 and they did not have a material impact on its financial condition or results of operations.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820) — Measuring Liabilities at Fair Value.  This update provides amendments for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update was effective for the first reporting period (including interim periods) beginning after August 2009.  The Company adopted the provisions of this update on October 1, 2009 and they did not have a material impact on its financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued ASC Topic 805 (previously SFAS 141(R)), Business Combinations.  This standard broadens the guidance for business combinations and extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  The acquirer is no longer permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination.  It also requires acquisition-related costs and restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination.  It also expands on required disclosures to improve the ability of the users of the financial statements to evaluate the nature and financial effects of business combinations.  The Company will be required to apply this standard for future business combinations.

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Financial Accounting Standards (Continued)

Subsequent Events

In February 2010, the FASB issued ASU 2010-2009 which amends ASC 855-10 (formerly SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The ASU addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures.  The ASU requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The Company did not have any material recognizable or non recognizable subsequent events.

Impact of New Financial Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of this standard will have a material impact on its financial condition and results of operations.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption is prohibited.  The Company does not expect the adoption of this standard will have a material impact on its financial position or results of operations.

Improvements to Financial Reporting of Interests in Variable Interest Entities

In June 2009, the FASB issued ASC Topic 810 (previously SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This standard amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810, as well as qualifying special-purpose entities that are currently excluded from the scope of ASC Topic 810.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of this standard will have a material impact on its financial position or results of operations.

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

As of the date of acquisition, Service 1st had total assets at fair value of $221,283,000, comprised of $6,626,000 in cash and due from banks, $83,099,000 in investment securities, $116,028,000 in loans (net of allowance for credit losses of $2,786,000), $1,070,000 in premiums and equipment, $3,816,000 in bank owned life insurance and $10,644,000 in other assets.  Total liabilities acquired at fair value amounted to $216,428,000, including $193,488,000 in deposits, $13,565,000 in short-term borrowings, and $5,155,000 in long-term borrowings.

        The total consideration paid to Service 1st shareholders was approximately $22,728,000.  Under the merger agreement, Service 1st shareholders received in exchange for each share of Service 1st common stock held, cash in the amount of $2.50 and shares of the Company’s common stock based on a exchange ratio of 0.681818, representing an aggregate cash amount of $5,972,000 and an aggregate share amount of 1,628,397 (valued at $16,600,000 for purposes of the merger agreement) subject to a cash holdback of $3,500,000, or approximately $1.36 per share, that was deposited into an escrow account pending the outcome of certain litigation matters.  Total consideration paid to Service 1st shareholders was established under the terms of the merger agreement based on a value of $9.52 per share of Service 1st common stock.  The Bank was party to a lawsuit filed related to a loan for the construction of a hotel, whereby the lead bank, Service 1st Bank and one other bank were participating in the loan.  In 2009, the lead bank purchased the Bank’s participating interest in the hotel loan at a discount and indemnified the Bank against any further actions pursuant to the lawsuit.  Included in the merger consideration paid by the Company to acquire Service 1st was $3,500,000 which was placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the litigation.  Consequent to the lead bank buying the Bank’s position, the Bank collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In accordance with the escrow agreement, until the litigation is completely satisfied the remaining $2,454,000 is expected to remain in the escrow fund.

The excess of the purchase price over the estimated fair value of the net assets acquired was $14,839,000, which was recorded as goodwill, is not subject to amortization, and is not deductible for tax purposes.  Goodwill decreased to $14,643,000 in 2009.  The reduction related to the reversal of the liability assumed at the time of the acquisition for split dollar benefit plans related to former Service 1st executives.  The amount of the adjustment was $196,000.  In addition, assets acquired also included a core deposit intangible of $1,400,000 which is being amortized using the straight-line method over a period of seven years with no significant residual value.  Amortization expense recognized in 2009 and 2008 was $217,000 and $17,000, respectively.

The accompanying consolidated financial statements include the accounts of Service 1st since November 13, 2008.  The following supplemental pro forma information discloses selected financial information for the periods indicated as though the Service 1st merger had been completed as of the beginning of each of the periods being reported.  These results are not necessarily indicative of the results that could have been achieved had the companies operated on a combined basis nor does it include any synergies or cost savings that could have been implemented.  Dollars are in thousands except per share data.  2008 pro forma net income includes non-recurring merger expenses for legal, accounting and other professional fees, net of tax, totaling $595,000.

2.              MERGER OF SERVICE 1ST BANCORP INTO CENTRAL VALLEY COMMUNITY BANCORP (Continued)

	Years Ended
	December 31,
	2008	2007

Revenue	$49,666	$52,879

Net income	$1,689	$6,617

Diluted earnings per share	$0.22	$0.83

3.              FAIR VALUE MEASUREMENTS

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and due from banks	$13,857	$13,857	$18,061	$18,061
Interest-earning deposits in other banks	34,544	34,544	—	—
Federal funds sold	279	279	1,457	1,457
Available-for-sale investment securities	197,319	197,319	185,718	185,718
Held-to-maturity investment securities	—	—	7,040	6,700
Loans, net	449,007	460,238	477,015	482,819
Bank owned life insurance	10,998	10,998	10,808	10,808
FHLB stock	3,140	3,140	3,140	3,140
Accrued interest receivable	3,608	3,608	3,710	3,710

Financial liabilities:
Deposits	$640,167	$641,279	$635,058	$638,359
Short-term borrowings	5,000	5,000	6,368	6,368
Long-term debt	14,000	14,487	19,000	19,740
Junior subordinated deferrable interest debentures	5,155	5,155	5,155	5,155
Accrued interest payable	416	416	718	718

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

The following methods and assumptions were used to estimate the fair value of financial instruments.  For cash and due from banks, interest-earning deposits in other banks, Federal funds sold, variable-rate loans, bank owned life insurance, accrued interest receivable and payable, FHLB stock, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value.  For investment securities, fair values are based on quoted market prices, quoted market prices for similar securities and indications of value provided by brokers.  The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities.  The fair value of long-term debt and subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

Fair Value Hierarchy

In accordance with applicable guidance, the Company groups its assets and liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Valuations within these levels are based upon:

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

3.              FAIR VALUE MEASUREMENTS (Continued)

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2009:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities	$197,319	$17	$183,205	$14,097

Fair values for available-for-sale investment securities, which include debt securities of U.S. Governmental agencies and obligations of states and political subdivisions, are based on quoted market prices for similar securities.  The securities in Level 3 are not actively traded and therefore the pricing is internally calculated using matrix pricing.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2009 (in thousands).

Available-for-
Sale Investment
Securities

Beginning balance	$16,164
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	283
Included in other comprehensive income	809
Purchases, sales and principal payments	(884)
Transfers in and/or out of Level 3	(2,275)

Ending balance	$14,097

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2009 totaled $283,000 and were included in other revenues.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at the reporting date (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$4,751	$—	$—	$4,751	(3,253)
Other real estate owned	2,832	—	—	2,832	(356)
Other	47	—	—	47	(50)

Total assets and liabilities measured at fair value on a non-recurring basis	$7,630	$—	$—	$7,630	$(3,659)

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

In accordance with the provisions of ASC 360-10, impaired loans with a carrying value of $9,112,000 were written down to their fair value of $4,751,000, resulting in an impairment charge of $3,253,000, which included $2,501,000 in charge offs and specific reserve of $752,000 for the period ended December 31, 2009.  Other real estate properties with carrying amounts totaling $3,189,000 at foreclosure were subsequently written down to their fair values of $2,832,000, resulting in a loss of $356,000 which was included in other expense for the period.  Other repossessed assets with carrying amounts totaling $97,000 were written down to their fair values of $47,000, resulting in a loss of $50,000 which was included in other expense for the period ended December 31, 2009.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2008:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities	$185,718	$3,297	$166,257	$16,164

Fair values for available-for-sale investment securities, which include debt securities of U.S. Governmental agencies and obligations of states and political subdivisions, are based on quoted market prices for similar securities.  The securities in Level 3 are not actively traded and therefore the pricing is internally calculated using matrix pricing.

3.              FAIR VALUE MEASUREMENTS (Continued)

Assets Recorded at Fair Value (Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2008 (in thousands).

Available-for-
Sale Investment
Securities

Beginning balance	$9,011
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	3
Included in other comprehensive income	457
Purchases, sales and principal payments	6,693

Ending balance	$16,164

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2008 totaled $3,000 and were included in other revenues.

Non-recurring Basis

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$15,750	$—	$5,750	$—	$—

The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.

4.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2009 and 2008 consisted of the following:

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-Sale Securities
Debt securities:
U.S. Government agencies	$353	$10	$—	$363
Obligations of states and political subdivisions	68,708	3,050	(946)	70,812
U.S. Government agencies collateralized by mortgage obligations	85,530	1,283	(858)	85,955
Other collateralized mortgage obligations	36,280	403	(5,413)	31,270
Corporate debt securities	1,228	86	—	1,314
Other equity securities	7,645	—	(40)	7,605

	$199,744	$4,832	$(7,257)	$197,319

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-Sale Securities
Debt securities:
U.S. Government agencies	$12,745	$116	$(1)	$12,860
Obligations of states and political subdivisions	56,961	2,469	(808)	58,622
U.S. Government agencies collateralized by mortgage obligations	44,967	813	(23)	45,757
Other collateralized mortgage obligations	63,877	3,286	(6,274)	60,889
Corporate debt securities	2,686	28	(8)	2,706
Other equity securities	4,169	755	(40)	4,884

	$185,405	$7,467	$(7,154)	$185,718

4.              INVESTMENT SECURITIES (Continued)

2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)

Held-to-Maturity Securities
Other collateralized mortgage obligations	$7,040	$—	$(340)	$6,700

Investment securities with unrealized losses at December 31, 2009 and 2008 are summarized and classified according to the duration of the loss period as follows:

	2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-Sale Securities

Debt securities:
Obligations of states and political sub-divisions	$9,001	$(295)	$4,911	$(651)	$13,912	$(946)
U.S. Government agencies collateralized by mortgage obligations	40,691	(856)	331	(2)	41,022	(858)
Other collateralized mortgage obligations	3,474	(446)	19,878	(4,967)	23,352	(5,413)
Other equity securities	7,605	(40)	—	—	7,605	(40)

	$60,771	$(1,637)	$25,120	$(5,620)	$85,891	$(7,257)

	2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-Sale Securities

Debt securities:
U.S. Government agencies	$2,277	$(1)	$—	$—	$2,277	$(1)
Obligations of states and political sub-divisions	15,061	(808)	—	—	15,061	(808)
U.S. Government agencies collateralized by mortgage obligations	7,264	(17)	1,063	(6)	8,327	(23)
Other collateralized mortgage obligations	39,479	(6,153)	648	(121)	40,127	(6,274)
Corporate debt securities	50	(8)	—	—	50	(8)
Other securities	115	(12)	1,470	(28)	1,585	(40)

	$64,246	$(6,999)	$3,181	$(155)	$67,427	$(7,154)

Held-to-Maturity Securities

Other collateralized mortgage obligations	$6,700	$(340)	$—	$—	$6,700	$(340)

As of December 31, 2009, management performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).  Management evaluated all available for sale investment securities with an unrealized loss at December 31, 2009 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2009 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  In addition, management reviewed all private label residential mortgage backed securities (PLRMBS) at December 31, 2009.

For those bonds that met the evaluation criteria management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed based on the rating.

4.              INVESTMENT SECURITIES (Continued)

The Company’s evaluation also includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the best estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a discounted cash flow analysis for all of its PLRMBS as of December 31, 2009.  In performing the discounted cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

The month-by-month projections of future loan performance are allocated to the various security classes in each securitization structure in accordance with the structure’s prescribed cash flow and loss allocation rules.  When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are allocated first to the subordinated securities until their principal balance is reduced to zero.  The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.  The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario.

At each quarter end, the Company compares the present value of the cash flows expected to be collected on its PLRMBS to the amortized cost basis of the securities to determine whether a credit loss exists.

The unrealized losses associated with PLRMBS are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include home price depreciation, default rates, severities, discount rates and prepayment rates.  Management estimates losses to a security by forecasting the underlying mortgage loans in each transaction.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), we expect to recover the entire amortized cost basis of these securities.

Based on the analyses performed, the expected discounted cash flows were greater than the recorded book value of the individual securities.  Management recorded an OTTI loss of $300,000 for one security that was sold at a loss subsequent to December 31, 2009, and recorded an unrealized loss in other comprehensive income for the other securities.

U.S. Government Agencies

At December 31, 2009, the Company held two U.S. Government agency securities of which none were in a loss position.

Obligations of States and Political Subdivisions

At December 31, 2009, the Company held 163 obligations of states and political subdivision securities of which 15 were in a loss position for less than 12 months and 13 were in a loss position and have been in a loss position for 12 months or more.  The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

U.S. Government Agencies Collateralized by Mortgage Obligations

At December 31, 2009, the Company held 144 U.S. Government agency securities collateralized by mortgage obligation securities of which 17 were in a loss position for less than 12 months and two were in a loss position for 12 months or more.  The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Other Collateralized Mortgage Obligations

At December 31, 2009, the Company had a total of 46 PLRMBS holdings with a remaining principal balance of $36,280,000 and a net unrealized loss of approximately $5,010,000.  19 of these securities account for $5,413,000 of the unrealized loss at December 31, 2009 offset by 27 of these securities with gains totaling $403,000.  12 of these PLRMBS holdings with a remaining principal balance of $24,230,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  These investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s implicit interest rate are greater than the book value of the security, therefore management does not consider these to be other than temporarily impaired.

4.              INVESTMENT SECURITIES (Continued)

Investment securities as of December 31, 2009 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Current Book Value	Market Value	Unrealized (Loss) or Gain	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$3,777	$3,078	$(699)	CC	Fitch	12.42	37.5	45.9	97.25	6.53
RAST	3,588	2,417	(1,171)	C	Fitch	9.95	25.5	44.5	98.5	3.67
CWALT No. 1	1,277	906	(371)	CC	Fitch	13.38	23.9	36.6	100.73	9.04
CWALT No. 2	559	462	(97)	CC	Fitch	13.36	29.7	35.9	101.38	8.64
CWALT No. 3	2,862	2,582	(280)	CCC	S&P	11.84	23.1	30.0	100.25	10.59
FHAMS	3,021	2,110	(911)	CC	Fitch	15.77	21.8	32.6	95.00	4.32
CHASE	376	361	(15)	CC	Fitch	17.39	21.2	33.7	93.25	5.21
BOAA	849	732	(117)	CCC	Fitch	9.05	13.6	28.5	95.00	6.20
GSR	3,355	2,786	(569)	CC	Fitch	13.48	24.0	35.5	96.25	4.72
CWHL	2,934	2,934	—	CCC	Fitch	19.26	19.2	29.2	92.00	4.39
BOAA	234	146	(88)	BB	Fitch	7.53	11.7	30.1	97.25	5.86
BAFC	1,398	1,529	131	CCC	S&P	10.07	25.8	38.9	63.50	5.65
TOTALS	$24,230	$20,043	$(4,187)

All securities in the above table are private label residential collateralized mortgage obligations.

Corporate Debt and Other Securities

At December 31, 2009, the Company’s corporate debt and other securities consist of five investments in corporate debt securities and equity investments in a CRA qualified mutual fund that invests in government agency issued mortgaged backed securities and collateralized mortgage obligations.  Two of the investments were in a loss position for less than 12 months. The unrealized losses on the Company’s corporate debt and other securities were caused by interest rate changes and illiquidity in certain markets.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Net unrealized (losses) gains on available-for-sale investment securities totaling $(2,425,000) and $313,000 are recorded net of $970,000 and $(125,000) in tax benefits (liabilities) as accumulated other comprehensive income within shareholders’ equity at December 31, 2009 and 2008, respectively.

Corporate Debt and Other Securities

Proceeds and gross realized gains (losses) on investment securities at December 31, 2009, 2008 and 2007 are shown below.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Available-for-Sale Securities
Proceeds from sales or calls	$40,407	$12,327	$15,700
Net realized gains from sales or calls	$942	$165	$63

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Held-to-Maturity
Proceeds from sales or calls	$1,474	$—	$—
Net realized losses from sales or calls	$(176)	$—	$—

In 2009, one security was transferred from held-to-maturity to available-for-sale at its fair value based on management’s intent to sell, and subsequent to the transfer, a $300,000 charge to earnings was recorded as OTTI expense.  There were no sales or transfers of held-to-maturity investment securities for the year ended December 31, 2008.  The Company did not have any held-to-maturity securities at December 31, 2009.

The following table is a roll forward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for the year ended December 31, 2009 (in thousands):

Beginning balance of OTTI related to credit losses	$—
Credit portion of OTTI on securities for which OTTI was not previously recognized	300
Ending balance of OTTI related to credit losses	$300

4.              INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
After one year through five years	$1,522	$1,571
After five years through ten years	18,573	19,365
After ten years	50,194	51,553

	70,289	72,489
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	85,530	85,955
Other collateralized mortgage obligations	36,280	31,270
Other equity securities	7,645	7,605

	$199,744	$197,319

Investment securities with amortized costs totaling $124,512,000 and $111,851,000 and fair values totaling $126,585,000 and $111,922,000 were pledged to secure public deposits, other contractual obligations and short-term borrowings at December 31, 2009 and 2008, respectively.

5.              LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Commercial:
Commercial and industrial	$113,535	$129,563
Agricultural land and production	35,796	32,408
Total commercial	149,331	161,971
Real estate:
Owner occupied	106,606	113,414
Real estate – construction and other land loans	36,169	46,558
Commercial real estate	71,977	64,358
Other	48,187	49,425
Total real estate	262,939	273,755
Consumer:
Equity lines of credit	36,110	32,874
Consumer and installment	10,545	14,993
Other	674	863
Total consumer	47,329	48,730
Deferred loan fees, net	(392)	(218)
Total gross loans	459,207	484,238
Allowance for credit losses	(10,200)	(7,223)
Total loans	$449,007	$477,015

At December 31, 2009 and 2008, loans originated under Small Business Administration (SBA) programs totaling $29,698,000 and $29,321,000, respectively, were included in the real estate and commercial categories.

Salaries and employee benefits totaling $229,000, $285,000 and $326,000 have been deferred as loan origination costs for the years ended December 31, 2009, 2008 and 2007, respectively.

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning of year	$7,223	$3,887	$3,809
Provision charged to operations	10,514	1,290	480
Losses charged to the allowance	(7,926)	(851)	(481)
Recoveries	389	111	79
Allowance from merger with Service 1st	—	2,786	—

Balance, end of year	$10,200	$7,223	$3,887

At December 31, 2009 and 2008, the recorded investment in impaired loans was $18,959,000 and $15,750,000, respectively.  The Company had $752,000 and $125,000 of specific allowance for loan losses on impaired loans at December 31, 2009 and 2008, respectively.  The average outstanding balance of impaired loans for the years ended December 31, 2009, 2008 and 2007 was $13,117,000, $2,724,000 and $113,000, respectively, and no income was recognized as interest income on a cash basis in any year.

Nonaccrual loans totaled $18,959,000 and $15,750,000 at December 31, 2009 and 2008, respectively.  Foregone interest on nonaccrual loans totaled $852,000, $371,000, and $8,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  There were no accruing loans past due 90 days or more at

5.              LOANS AND ALLOWANCE FOR CREDIT LOSSES (Continued)

December 31, 2009 or 2008.

Included in the impaired and nonaccrual loans above are seven loans in the amount of $4,568,000 that were considered to be troubled debt restructurings at December 31, 2009.  There are no outstanding commitments to lend additional funds to any of these borrowers.

6.              BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Land	$580	$580
Buildings and improvements	3,091	3,087
Furniture, fixtures and equipment	6,958	6,408
Leasehold improvements	3,571	3,236

	14,200	13,311
Less accumulated depreciation and amortization	(7,675)	(6,411)

	$6,525	$6,900

Depreciation and amortization included in occupancy and equipment expense totaled $1,367,000, $1,028,000 and $935,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

7.              DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Savings	$24,446	$21,232
Money market	142,917	128,239
NOW accounts	112,493	111,494
Time, $100,000 or more	134,964	108,254
Time, under $100,000	65,717	103,733

	$480,537	$472,952

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending
December 31,
2010	$177,592
2011	8,481
2012	8,028
2013	1,251
2014	5,327
Thereafter	2

$200,681

Interest expense recognized on interest-bearing deposits consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Savings	$49	$65	$98
Money market	1,262	2,098	2,621
NOW accounts	722	214	347
Time certificates of deposit	3,834	3,963	4,828

	$5,867	$6,340	$7,894

8.              BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (FHLB) of San Francisco at December 31, 2009 and 2008 consisted of the following:

2009
Amount	Rate	Maturity Date
(Dollars in thousands)

$5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 12, 2013

19,000

(5,000)	Less short-term portion

$14,000	Long-term debt

2008
Amount	Rate	Maturity Date
(Dollars in thousands)

$5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 12, 2013

19,000

—	Less short-term portion

$19,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $45,239,000 and $54,350,000 and market values totaling $44,808,000 and $52,783,000 at December 31, 2009 and 2008, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $39,000,000 at December 31, 2009 and 2008, at interest rates which vary with market conditions.  The Bank also had a line of credit in the amount of $917,000 and $1,878,000 with the Federal Reserve Bank of San Francisco at December 31, 2009 and 2008, respectively which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $922,000 and $1,885,000 and market values totaling $956,000 and $1,929,000, respectively.  At December 31, 2009, the Bank had no outstanding short-term borrowings under these lines of credit.  At December 31, 2008, the Bank had $6,368,000 in outstanding short-term borrowings under these lines of credit.

9.              JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2009, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2009, the rate was 1.88%.  Interest expense recognized by the Company for the year ended December 31, 2009 was $129,000.

10.       INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Federal	State	Total
	(In thousands)
2009

Current	$(1,374)	$(90)	$(1,464)
Deferred	804	(16)	788

Provision (Benefit) for income taxes	$(570)	$(106)	$(676)

2008

Current	$1,851	$556	$2,407
Deferred	108	(163)	(55)

Provision for income taxes	$1,959	$393	$2,352

2007

Current	$2,982	$588	$3,570
Deferred	(265)	(138)	(403)

Provision for income taxes	$2,717	$450	$3,167

10.       INCOME TAXES (Continued)

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Based upon our analysis of available evidence, we have determined that it is more likely than not that all of our deferred income tax assets as of December 31, 2009 and 2008 will be fully realized and therefore no valuation allowance was recorded.

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
State Enterprise Zone credit carry-forward	$149	$—
State capital loss carry-forward	100	—
Alternative minimum tax credit	51	—
Other real estate	197	—
Allowance for credit losses	3,913	3,456
Other reserves	—	103
Bank premises and equipment	681	447
Deferred compensation	2,975	3,206
Other	147	—
State taxes	1	203
Other than temporary impairment	124	578
Mark to market adjustment	674	2,364
Loan and investment impairment	311	756
Net operating loss carryover from acquisition	2,706	1,978
Unrealized loss on available-for-sale investment securities	970	—

Total deferred tax assets	12,999	13,091

Deferred tax liabilities:
Other deferred taxes	(23)	(639)
FHLB stock	(262)	(267)
Loan origination costs	(192)	(56)
Finance leases	(2,372)	(1,942)
Unrealized gain on available-for-sale investment securities	—	(125)
State tax refunds	(59)	(95)
Partnership income	(2)	(14)
Core deposit intangible	(663)	(834)

Total deferred tax liabilities	(3,573)	(3,972)

Net deferred tax assets	$9,426	$9,119

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	(3.7)%	3.4%	3.1%
Tax exempt investment security income, net	(52.4)%	(4.7)%	(2.9)%
Bank owned life insurance, net	(6.9)%	(1.4)%	(0.8)%
Solar Credits	(15.7)%	—	—
Change in uncertain tax positions	7.7%	—	—
Other	1.7%	0.1%	0.1%

Effective tax rate	(35.3)%	31.4%	33.5%

At December 31, 2009, the Company had Federal and California net operating loss (NOLs) carry-forward of approximately $5,643,000 and $5,418,000, respectively from the Service 1st acquisition, subject to an Internal Revenue Code (IRC) Sec. 382 annual limitation of $1,133,000.  Management expects to fully utilize the Service 1st Federal and California NOL carry-forward.  Federal NOL will begin to expire in 2028.  California suspended utilization of NOLs for 2008 and 2009 tax years for taxpayers with business income in excess of $500,000.  The California NOL will begin to expire in 2019.

The Company and its Subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  As of December 31, 2009, the Company had one state income tax examination in process.  The outcome of the examination is not settled.  There are currently no pending U.S. federal or local income tax examinations by those taxing authorities.  With the exception related to claims for refunds for tax years 2002 through 2004, the Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2006 and by the state and local taxing authorities for the years ended before December 31, 2005.

10.       INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$162
Additions based on tax positions related to the current year	49
Additions for tax positions of prior years	133
Reductions for tax positions of prior years	(34)

Balance at December 31, 2009	$310

In 2009, the Company recognized $32,000 of interest related to the pending state tax examination and no penalties related to uncertain tax positions.  During the year ended December 31, 2008, the Company did not recognize any interest and penalties related to uncertain tax positions.

11.       COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $1,796,000, $1,244,000 and $1,047,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending
December 31,

2010	$1,772,000
2011	1,750,000
2012	1,583,000
2013	1,479,000
2014	1,471,000
Thereafter	6,162,000

$14,217,000

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits.  The amount of such reserve balances required at December 31, 2009 and 2008 was $25,000.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $254,000 at December 31, 2009.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2009	2008
	(In thousands)

Commitments to extend credit	$130,899	$158,896
Standby letters of credit	$240	$1,554

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2009 and 2008.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2009, commercial loan commitments represent approximately 57% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 29% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 14% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2009, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.6% of total loans of which 32.5% were commercial and 65.1% were real-estate-related.

At December 31, 2008, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.8% of total loans of which 33.5% were commercial and 63.3% were real-estate-related.

Management believes the loans within these concentrations have no more than the typical risks of collectibility.  However, in light of the current economic

11.       COMMITMENTS AND CONTINGENCIES (Continued)

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

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2009 and 2008.  There are no conditions or events since those notifications that management believes have changed those categories.

	2009		2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio

Central Valley Community Bancorp and Subsidiary	$67,547	9.30%	$54,519	8.67%
Minimum regulatory requirement	$29,056	4.00%	$25,148	4.00%

Central Valley Community Bank	$66,624	9.20%	$51,296	8.18%
Minimum requirement for “Well-Capitalized” institution	$36,210	5.00%	$31,360	5.00%
Minimum regulatory requirement	$28,968	4.00%	$25,088	4.00%

Tier 1 Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$67,547	12.28%	$54,519	9.33%
Minimum regulatory requirement	$21,998	4.00%	$23,374	4.00%

Central Valley Community Bank	$66,624	12.12%	$51,296	8.81%
Minimum requirement for “Well-Capitalized” institution	$32,977	6.00%	$34,934	6.00%
Minimum regulatory requirement	$21,985	4.00%	$23,289	4.00%

Total Risk-Based Capital Ratio

Central Valley Community Bancorp and Subsidiary	$74,463	13.54%	$61,742	10.57%
Minimum regulatory requirement	$43,996	8.00%	$46,748	8.00%

Central Valley Community Bank	$73,535	13.38%	$58,519	10.05%
Minimum requirement for “Well-Capitalized” institution	$54,962	10.00%	$58,223	10.00%
Minimum regulatory requirement	$43,970	8.00%	$46,579	8.00%

Dividends

On February 20, 2008, the Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of March 11, 2008, payable on March 31, 2008.  On July 19, 2007, the Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of August 8, 2007, payable on August 24, 2007.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2009, retained earnings of $5,121,000 were free of such restrictions.  Dividends on common stock in 2010 will also be limited without the prior approval of the United States Treasury due to the Company’s participation in the Capital Purchase Program.

Share Repurchase Plan

No shares were repurchased under a repurchase plan during 2009 or 2008.  In 2008, the Company repurchased 5,436 shares of common stock from shareholders who perfected their dissenters’ rights related to the acquisition of Service 1st at an average price of $10.30 for a total cost of $56,000.  During 2007, the Company repurchased 186,800 shares of common stock at an average price of $14.49 for a total cost of $2,707,000.

Stock Purchase Agreements

On December 23, 2009, the Company entered into Stock Purchase Agreements (Agreements) with a limited number of accredited investors (collectively, the “Purchasers”) to sell to the Purchasers a total of 1,264,952 shares of common stock, (Common Stock) at $5.25 per share and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock (Series B Preferred Stock) at $1,000 per share, for an aggregate gross purchase price of $8,000,000 (the “Offering”) offset by issuance costs totaling $242,000.  The Offering closed on December 23, 2009, and the Company issued an aggregate of 1,264,952 shares of its Common Stock and an aggregate of 1,359 shares of its Preferred Stock upon its receipt of consideration in cash.

Preferred Stock is eligible to receive a semi-annual non-cumulative preferred dividend with an initial annualized coupon of 10%, payable at the end of the first six

12.       SHAREHOLDERS’ EQUITY (Continued)

months the shares are outstanding.  The annual dividend rate will increase to 15% for the second six month period and 20% for each six month period thereafter.  Dividends may not be paid on any other class or series of the Company’s stock unless dividends are currently paid on the Preferred Stock in any period.  In the event the shareholders of the Company approve an amendment to the Company’s governing instruments to create a series of non-voting common stock, the Company shall have the option to require the Purchasers to exchange the Preferred Stock for such non-voting common stock.

Pursuant to the Agreements, the Company has agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of Common Stock issued to the Purchasers in the Offering within six months after the closing of the Offering.

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

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Company after three years.  Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a Qualified Equity Offering).  Preferred stock dividends paid in 2009 totaled $277,000.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $6.64 per share of the Common Stock.

According to the agreement, if the Company receives aggregate gross cash proceeds of not less than $7,000,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one half of the original number of shares (the contingently exercisable portion), taking into account all adjustments, underlying the Warrant.  On December 23, 2009, the Company received $8,000,000, as a result of entering into Stock Purchase Agreements to sell a total of 1,264,952 shares of common stock, without par value at $5.25 per share and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock at $1,000 per share, for an aggregate gross purchase price of $8,000,000.  The Company submitted a request to the Treasury to cancel one half of the outstanding Warrants and received confirmation from the Treasury that the number of warrants was reduced to 79,067.  Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

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

        The Company allocated the proceeds received from the U.S. Treasury between the Series A Preferred Stock and the Warrant issued based on the estimated relative fair values of each.  The fair value of the Series A Preferred Stock was determined using a net present value calculation for preferred stock.  The fair value of the Warrant was estimated based on a Black-Scholes-Merton model.  The recorded investment in Series A Preferred Stock initially was $6,775,000 and the fair value allocated to the Warrant was $225,000.  The discount recorded on the Series A Preferred Stock was equal to the fair value of the imbedded Warrant and is amortized using the level-yield method over five years.

The following table identifies the amount of the proceeds allocated to the Series A Preferred Stock and the Warrant based on their relative fair values.

	Series A		Total
	Preferred		Fair
	Stock	Warrant	Value

Fair value per share	$820.86	$1.21
Number of shares	7,000	158,133
Fair value	$5,746,000	$191,000	$5,937,000
Percent of total fair value	96.78%	3.22%
Allocation of $7,000,000 proceeds based on percent of total fair value	$6,775,000	$225,000	$7,000,000

The Company calculated the fair value of the Series A Preferred Stock using a net present value calculation for preferred stock with a five year call option, with an annual dividend rate of 5.0% and a 10.0% discount rate.  Management determined the discount rate of 10.0% was appropriate based on the Company’s risk profile using a Capital Asset Pricing model (CAPM).

12.       SHAREHOLDERS’ EQUITY (Continued)

Capital Purchase Program — Troubled Asset Relief Program (Continued)

The Company based the fair value of the Warrant granted using a Black-Scholes-Merton pricing model that uses assumptions based on estimated expected life, expected stock volatility and a discount rate based on the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the Warrant in effect at the time of grant.  The fair value of the Warrant was estimated on the date of grant using: i) dividend yield of 0.10%; ii) expected volatility of 32.13%; iii) 1.52% risk-free interest rate; iv) expected term of six and one half years; and v) expected vesting of the contingently exercisable portion of the warrant of 85%.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)
Basic Earnings Per Share:
Net income	$2,588	$5,139	$6,280
Less: Preferred stock dividends and accretion	(365)	—	—

Income available to common shareholders	$2,223	$5,139	$6,280

Weighted average shares outstanding	7,685,789	6,212,199	5,990,812

Net income per share	$0.29	$0.83	$1.05

Diluted Earnings Per Share:
Net income	$2,588	$5,139	$6,280
Less: Preferred stock dividends and accretion	(365)	—	—

Income available to common shareholders	$2,223	$5,139	$6,280

Weighted average shares outstanding	7,685,789	6,212,199	5,990,812
Effect of dilutive stock options	117,975	257,037	376,438

Weighted average shares of common stock and common stock equivalents	7,803,764	6,469,236	6,367,250

Net income per diluted share	$0.28	$0.79	$0.99

Outstanding options and warrants of 512,301 were not factored into the calculation of dilutive stock options because they were anti-dilutive.

13.       SHARE-BASED COMPENSATION

On December 31, 2009, the Company had three share-based compensation plans, which are described below.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 747,934 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 14,361 remain reserved for future grants as of December 31, 2009.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 42,000 shares reserved for issuance for options already granted to employees and 434,000 remain reserved for future grants as of December 31, 2009.  The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

In 2009, options to purchase 13,500 shares of the Company’s common stock were granted at exercise prices of between $5.06 and $6.40 from the 2005 Plan.  All options were granted with an exercise price equal to the market value on the grant date.

        In December 2008, the Company cancelled options to purchase 90,550 shares of the Company’s common stock previously granted from the 2000 Plan on October 17, 2007 and options to purchase 15,000 shares of the Company’s common stock previously granted from the 2005 Plan on October 1, 2007 and, on December 17, 2008, granted options to purchase 90,550 shares of the Company’s common stock from the 2000 Plan and options to purchase 15,000 shares of the Company’s common stock from the 2005 Plan at an exercise price of $6.70, the fair market value on the grant date.  Also, from the 2005 Plan, new options to purchase 15,000 shares of the Company’s common stock were granted in 2008 at an exercise price of $6.70.

In 2007, options to purchase 78,900 shares of the Company’s common stock were granted at an exercise price of $12.00 from the Plan.  From the 2005 Plan, options to purchase 15,000 shares of the Company’s common stock were granted in 2007 at an exercise price of $12.20.

For the years ended December 31, 2009, 2008 and 2007, the compensation cost recognized for stock option compensation was $284,000, $100,000 and $221,000, respectively.  The recognized tax benefit for stock option compensation expense was $44,000, $50,000 and $42,000 for 2009, 2008 and 2007, respectively.

13.       SHARE-BASED COMPENSATION (Continued)

A summary of the combined activity of the Plans for the years ended December 31, 2009 and 2008 follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value
	(Dollars in thousands, except per share amounts)

Options outstanding at January 1, 2007	899,834	$6.45

Options granted	187,800	$13.15
Options exercised	(124,460)	$4.55
Options canceled	(101,340)	$14.69

Options outstanding at December 31, 2007	861,834	$7.22	4.77	$3,712

Options vested or expected to vest at December 31, 2008	821,138	$6.92	6.71	$3,541

Options exercisable at December 31, 2007	662,324	$5.64	3.68	$3,689

Options outstanding at January 1, 2008	861,834

Options granted	120,550	$6.70
Options exercised	(44,003)	$4.71
Options canceled	(114,500)	$12.10

Options outstanding at December 31, 2008	823,881	$6.60	4.03	$990

Options vested or expected to vest at December 31, 2008	799,710	$6.50	4.95	$990

Options exercisable at December 31, 2008	673,381	$6.03	3.18	$990

Options outstanding at January 1, 2009	823,881

Options granted	13,500	$5.21
Options exercised	(42,522)	$4.11
Options canceled	(4,925)	$8.10

Options outstanding at December 31, 2009	789,934	$6.70	3.29	$668

Options vested or expected to vest at December 31, 2009	757,726	$6.60	4.46	$668

Options exercisable at December 31, 2009	679,507	$6.46	2.65	$668

The weighted-average grant-date fair value of options granted during 2009, 2008 and 2007 was $1.33, $2.00 and $5.49, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2009, 2008 and 2007 was $51,000, $142,000 and $962,000, respectively.

Cash received from options exercised for the years ended December 31, 2009, 2008 and 2007 was $175,000, $207,000 and $565,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $7,000, $57,000 and $395,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $452,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 and 2005 Plans.  The cost is expected to be recognized over a weighted average period of 2.2 years.  The total fair value of options vested was $252,000 and $295,000 for the years ended December 31, 2009 and 2008, respectively.

14.       EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank did not contribute to the profit sharing plan in 2009 and contributed $157,000 and $260,000 to the profit sharing plan in 2008 and 2007, respectively.

        Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2009, 2008 and 2007, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2009, 2008 and 2007, the Bank made matching contributions totaling $301,000, $254,000 and $241,000, respectively.

14.       EMPLOYEE BENEFITS (Continued)

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.00% at December 31, 2009).  At December 31, 2009 and 2008, the total net deferrals included in accrued interest payable and other liabilities were $1,992,000 and $1,776,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,006,000, $2,909,000 and $2,813,000 at December 31, 2009, 2008 and 2007, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2009, 2008 and 2007 was $97,000, $99,000 and $93,000, respectively.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date based on a discount rate of 6.00%.  The expense recognized under these plans for the years ended December 31, 2009, 2008 and 2007 totaled $407,000, $389,000 and $367,000, respectively.  Accrued compensation payable under the salary continuation plan totaled $3,201,000 and $2,865,000 at December 31, 2009 and 2008, respectively

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $4,214,000 and $4,064,000 at December 31, 2009 and 2008, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2009, 2008 and 2007 totaled $155,000, $157,000 and $133,000, respectively.

In connection with the acquisition of Service 1st Bank, the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st.  The liability relates to change in control benefits associated with Service 1st’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2009 and 2008, the total amount of the liability was $1,581,000 and $1,606,000, respectively.  Expense recognized by the Bank in 2009 and 2008 associated with these plans was $22,000 and $5,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $3,778,000 and $3,835,000 at December 31, 2009 and 2008, respectively.  Income recognized on these policies, net of related expenses, for the year ended December 31, 2009 and 2008 was $139,000 and $12,000, respectively.

The current annual tax-free interest rate on all life insurance policies is 5.5%.

15.       LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2009	$791

Disbursements	(164)
Amounts repaid	210

Balance, December 31, 2009	$837

Undisbursed commitments to related parties, December 31, 2009	$2,123

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

At December 31, 2009, 2008 and 2007, the Company held securities classified as available-for-sale which had net unrealized gains or losses as follows:

	Before	Tax	After
	Tax	Expense	Tax
	(In thousands)
For the Year Ended December 31, 2009

Other comprehensive loss:
Unrealized holding losses	$(1,971)	$788	$(1,183)
Less reclassification adjustment for net gains included in net income	767	(307)	460

Total other comprehensive loss	$(2,738)	$1,095	$(1,643)

For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding losses	$244	$(97)	$147
Less reclassification adjustment for net gains included in net income	165	(66)	99

Total other comprehensive income	$79	$(31)	$48

For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$493	$(198)	$295
Less reclassification adjustment for net gains included in net income	64	(26)	38

Total other comprehensive income	$429	$(172)	$257

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands)

	2009	2008

ASSETS

Cash and cash equivalents	$859	$1,087
Investment in Subsidiary	95,370	77,307
Other assets	301	2,384

Total assets	$96,530	$80,778

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	152	248

Total liabilities	5,307	5,403

Shareholders’ equity:
Preferred stock, Series A	6,819	—
Preferred stock, Series B	1,317	—
Common stock	37,611	30,479
Retained earnings	46,931	44,708
Accumulated other comprehensive income, net of taxes	(1,455)	188

Total shareholders’ equity	91,223	75,375

Total liabilities and shareholders’ equity	$96,530	$80,778

17.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007

Income:
Dividends declared by Subsidiary - eliminated in consolidation	$—	$6,100	$3,600
Other income	13	2	1

Total income	13	6,102	3,601

Expenses:
Interest on junior subordinated deferrable interest debentures	129	46	—
Professional fees	30	104	104
Other expenses	295	231	281

Total expenses	454	381	385

(Loss) income before equity in undistributed net income of Subsidiary	(441)	5,721	3,216

Equity in undistributed net income of Subsidiary, net of distributions	2,871	(692)	2,942

Income before income tax benefit	2,430	5,029	6,158

Income tax benefit	158	110	122

Net income	2,588	5,139	6,280

Preferred stock dividend and accretion of discount	365

Income available to common shareholders	$2,223	$5,139	$6,280

17.       PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$2,588	$5,139	$6,280
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of Subsidiary, net of distributions	(2,871)	692	(2,942)
Stock-based compensation	284	100	221
Tax benefit from exercise of stock options	(7)	(57)	(395)
Decrease in other assets	1,765	265	492
(Decrease) increase in other liabilities	(140)	116	(108)
Provision for deferred income taxes	68	—	22

Net cash provided by operating activities	1,687	6,255	3,570

Cash flows used in investing activities:
Investment in Subsidiary	(16,578)	(6,233)	—

Cash flows from financing activities:
Repayments of borrowings from other financial institution	—	—	(1,250)
Net proceeds from issuance of Series B preferred stock	1,317	—	—
Proceeds from issuance of Series A preferred stock and warrants	7,000	—	—
Net proceeds from issuance of common stock	6,441	—	—
Share repurchase and retirement	—	(56)	(2,707)
Proceeds from exercise of stock options	175	207	565
Tax benefit from exercise of stock options	7	57	395
Cash dividends paid	(277)	(598)	(595)

Net cash provided by (used in) financing activities	14,663	(390)	(3,592)

Decrease in cash and cash equivalents	(228)	(368)	(22)

Cash and cash equivalents at beginning of year	1,087	1,455	1,477

Cash and cash equivalents at end of year	$859	$1,087	$1,455

Cash paid during the year for interest	$182	$—	$67

Non-cash investing activities:
Net change in unrealized (loss) gain on available-for-sale investment securities	$(2,738)	$79	$429
Fair market value of common stock issued in acquisition of subsidiary	$—	$16,600	$—
Non-cash financing activities:
Accrued preferred stock dividends	$44	$—	$—

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008

Net interest income	$8,220	$8,654	$8,748	$8,485	$6,969	$6,023	$5,726	$5,849
Provision for credit losses	2,864	3,233	2,500	1,917	385	635	135	135
Net interest income after provision for credit losses	5,356	5,421	6,248	6,568	6,584	5,388	5,591	5,714
Total non-interest income	1,103	1,608	1,401	1,738	1,296	1,382	1,274	1,238
Total non-interest expense	6,616	6,946	7,129	6,840	6,054	4,984	4,966	4,972
Provision for income taxes	(643)	(296)	56	207	521	572	584	675
Net income	$486	$379	$464	$1,259	$1,305	$1,214	$1,315	$1,305
Net income available to common shareholders	$416	$268	$329	$1,210	$1,305	$1,305	$1,315	$1,305
Basic earnings per share	$0.05	$0.04	$0.04	$0.16	$0.19	$0.20	$0.22	$0.22
Diluted earnings per share	$0.05	$0.03	$0.04	$0.16	$0.19	$0.19	$0.21	$0.21

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Central Valley Community Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B -             OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the FDIC.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best knowledge of the Company there no ten-percent holders of the Company’s common stock.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2009 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 31, 2010	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Date:	March 31, 2010	By:	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 31, 2010
Daniel J. Doyle,
President and Chief Executive
Officer and Director (principal
executive officer)

/s/ David A. Kinross		Date: March 31, 2010
David A. Kinross,
Senior Vice President and Chief Financial Officer
(principal accounting officer
and principal financial officer)

Daniel N. Cunningham *		Date: March 31, 2010
Daniel N. Cunningham,
Chairman of the Board and
Director

Sidney B. Cox *		Date: March 31, 2010
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 31, 2010
Edwin S. Darden, Director

Steven D. McDonald *		Date: March 31, 2010
Steven D. McDonald, Director

Louis McMurray *		Date: March 31, 2010
Louis McMurray, Director

William S. Smittcamp *		Date: March 31, 2010
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 31, 2010
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 31, 2010
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

3.2.1

Certificate of Determination of Series B Adjustable Rate Non-cumulative Perpetual Preferred Stock dated December 22, 2009 (incorporated herein by reference to Exhibit 3.2 to Registrant’s Report on Form 8-K dated December 22, 2009).

4.1	Form of Stock Purchase Agreement dated as of December 22, 2009 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K dated December 22, 2009).

4.2	Form of Stock Purchase Agreement dated as of December 22, 2009 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K dated December 22, 2009).

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (3) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (2) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (2) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (2) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (2) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (2) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (2) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (2) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (2) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (2) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (2) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (2) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (2)*

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (2) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (2) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (2) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (2)*

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (2) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (2) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (2) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (2) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (2) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (3) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (3) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (3) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (6) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (6) *

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

10.83

Form of Second Amendment to the Director Deferred Compensation Agreement effective January 1, 2009 by and between Central Valley Community Bank and Daniel N. Cunningham, Edwin S. Darden, Jr., Steven D. McDonald, Louis C. McMurray, William S. Smittcamp and Wanda L. Rogers. (Filed as Exhibits to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA).

99.2	Certification of Principal Financial Officer Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA).

*	Management contract and compensatory plans

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference

(18)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2008, filed March 19, 2009 and incorporated herein by reference