Form 10-Q
period 2010-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2010-05-13
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 12, 2010 there were 9,082,754 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2010 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$13,276	$13,857
Interest-earning deposits in other banks	42,507	34,544
Federal funds sold	1,141	279
Total cash and cash equivalents	56,924	48,680
Available-for-sale investment securities (Amortized cost of $192,593 at March 31, 2010 and $199,744 at December 31, 2009)	192,219	197,319
Loans, less allowance for credit losses of $10,595 at March 31, 2010 and $10,200 at December 31, 2009	441,295	449,007
Bank premises and equipment, net	6,241	6,525
Other real estate owned	2,549	2,832
Bank owned life insurance	11,095	10,998
Federal Home Loan Bank stock	3,140	3,140
Goodwill	23,577	23,577
Core deposit intangibles	1,508	1,612
Accrued interest receivable and other assets	20,953	21,798
Total assets	$759,501	$765,488
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$142,752	$159,630
Interest bearing	493,541	480,537
Total deposits	636,293	640,167
Short-term borrowings	10,000	5,000
Long-term debt	4,000	14,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	9,893	9,943
Total liabilities	665,341	674,265
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized;
Series A, no par value, 7,000 shares issued and outstanding	6,830	6,819
Series B, no par value, 1,359 shares issued and outstanding	1,317	1,317
Common stock, no par value; 80,000,000 authorized; issued and outstanding 9,079,754 at March 31, 2010 and 8,949,754 at December 31, 2009	38,113	37,611
Retained earnings	48,124	46,931
Accumulated other comprehensive loss, net of tax	(224)	(1,455)
Total shareholders’ equity	94,160	91,223
Total liabilities and shareholders’ equity	$759,501	$765,488

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months
(In thousands, except share and per share amounts)	Ended March 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans	$6,778	$7,540
Interest on Federal funds sold	—	11
Interest and dividends on investment securities:
Taxable	1,653	2,211
Exempt from Federal income taxes	757	707
Total interest income	9,188	10,469
INTEREST EXPENSE:
Interest on deposits	1,053	1,782
Interest on junior subordinated deferrable interest debentures	23	41
Other	126	161
Total interest expense	1,202	1,984
Net interest income before provision for credit losses	7,986	8,485
PROVISION FOR CREDIT LOSSES	600	1,917
Net interest income after provision for credit losses	7,386	6,568
NON-INTEREST INCOME:
Service charges	861	820
Appreciation in cash surrender value of bank owned life insurance	97	98
Loan placement fees	28	46
Net realized gains on sales and calls of investment securities	21	449
Federal Home Loan Bank dividends	2	—
Other income	325	325
Total non-interest income	1,334	1,738
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,747	3,688
Occupancy and equipment	926	945
Regulatory assessments	300	368
Data processing expense	286	272
Advertising	192	185
Audit and accounting fees	114	117
Legal fees	122	92
Other real estate owned	314	—
Other expense	1,203	1,173
Total non-interest expenses	7,204	6,840
Income before provision for income taxes	1,516	1,466
PROVISION FOR INCOME TAXES	224	207
Net income	$1,292	$1,259
Net income	$1,292	$1,259
Preferred stock dividends and accretion	99	49
Net income available to common shareholders	$1,193	$1,210

Basic earnings per share	$0.13	$0.16
Weighted average common shares used in basic computation	8,969,687	7,642,280
Diluted earnings per share	$0.13	$0.16
Weighted average common shares used in diluted computation	9,082,070	7,770,449

See notes to unaudited condensed consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,292	$1,259
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(1)	36
Depreciation	323	345
Accretion	(369)	(618)
Amortization	474	181
Stock-based compensation	56	77
Tax benefit from exercise of stock options	(2)	—
Provision for credit losses	600	1,917
Net realized gains on sales and calls of available-for-sale investment securities	(21)	(449)
Net gain on sale and disposal of equipment	(5)	—
Increase in bank owned life insurance, net of expenses	(97)	(98)
Write down of other real estate owned	283	—
Net decrease (increase) in accrued interest receivable and other assets	677	(842)
Net decrease in prepaid FDIC assessments	226	—
Net decrease in accrued interest payable and other liabilities	(50)	(508)
Provision for deferred income taxes	(876)	(17)
Net cash provided by operating activities	2,510	1,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(3,010)	(15,256)
Purchases of held-to-maturity investment securities	—	(3)
Proceeds from sales or calls of available-for-sale investment securities	3,183	15,156
Proceeds from maturity of available-for-sale investment securities	28	2,501
Proceeds from principal repayments of available-for-sale investment securities	6,970	7,735
Proceeds from principal repayments of held-to-maturity investment securities	—	818
Net decrease (increase) in loans	7,113	(7,033)
Purchases of premises and equipment	(39)	(118)
Proceeds from bank owned life insurance	—	143
Proceeds from sale of premises and equipment	5	—
Net cash provided by investing activities	14,250	3,943

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	11,202	4,920
Net decrease in time deposits	(15,076)	(902)
Proceeds from issuance of Series A Preferred Stock and warrants	—	7,000
Proceeds from short-term borrowings from Federal Home Loan Bank	—	10,000
Repayments of short-term borrowings to Federal Home Loan Bank	(5,000)	—
Repayments of borrowings from other financial institutions	—	(6,368)
Proceeds from exercise of stock options	444	—
Tax benefit from exercise of stock options	2	—
Cash paid for preferred stock dividends	(88)	—
Net cash (used in) provided by financing activities	(8,516)	14,650
Increase in cash and cash equivalents	8,244	19,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,680	19,518
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,924	$39,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$1,414	$2,197
Income taxes	$—	$50
Non-Cash Investing Activities:
Net pre-tax change in unrealized losses on available-for-sale investment securities	$2,051	$(2,716)
Non-Cash Financing Activities:
Transfer of loans to other real estate owned	$—	$3,921
Accrued preferred stock dividends	$44	$34

See notes to unaudited condensed consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at March 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and March 31, 2009 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2010 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 5: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010 and they did not have a material impact on its financial condition or results of operations.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Impact of New Financial Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860 (previously SFAS No. 166), Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company adopted the provisions of this standard January 1, 2010 and they did not have a material impact on its financial condition or results of operations.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 166.  This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  Early adoption is prohibited.  The Company adopted the provisions of this standard January 1, 2010 and they did not have a material impact on its financial condition or results of operations.

Improvements to Financial Reporting of Interests in Variable Interest Entities

In June 2009, the FASB issued ASC Topic 810 (previously SFAS No. 167), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This standard amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of ASC Topic 810, as well as qualifying special-purpose entities that are currently excluded from the scope of ASC Topic 810.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company adopted the provisions of this standard January 1, 2010 and they did not have a material impact on its financial condition or results of operations.

Note 2.  Share-Based Compensation

On March 31, 2010, the Company has three stock-based compensation plans which are described below.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 617,804 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 14,491 remain reserved for future grants as of March 31, 2010.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 42,000 shares reserved for issuance for options already granted to employees and 434,000 remain reserved for future grants as of March 31, 2010.   The plan requires that the exercise price may not be less than 100% of the market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

For the three month periods ended March 31, 2010 and 2009, the compensation cost recognized for stock option compensation was $56,000 and $77,000, respectively.  The recognized tax benefit for stock option compensation expense was $13,000, and $6,000, for the three month periods ended March 31, 2010 and 2009, respectively.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term of the Company’s options was determined under the applicable guidance for estimating expected term of options.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.

There have been no options granted to purchase shares of the Company’s common stock in 2010.   In the three month period ended March 31, 2009, options to purchase 13,500 shares of the Company’s common stock were issued from the 2005 Plan at exercise prices of between $5.06 and $6.40  All options were granted with an exercise price equal to the market value on the date of grant.

A summary of the combined activity of the Plans for the three month period ended March 31, 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	789,934
Options exercised	(130,000)	$3.42
Options canceled	(130)	$5.73
Options outstanding at March 31, 2010	659,804	$7.35	3.64	$379
Options vested or expected to vest at March 31, 2010	602,408	$7.34	4.30	$351
Options exercisable March 31, 2010	551,777	$7.17	2.99	$376

No options were granted in the three month period ended March 31, 2010.  The weighted-average grant-date fair value of options granted in the three month period ended March 31, 2009 was $1.33.

The total intrinsic value of options exercised in the three months ended March 31, 2010 was $277,000.  There were no options exercised in the three months ended March 31, 2009

Cash received from options exercised for the three months ended March 31, 2010 was $444,000.  The actual tax benefit realized for the tax deductions from options exercised totaled $2,000 for three months ended March 31, 2010.

As of March 31, 2010, there was $381,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of two years.

Note 3. Earnings per share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, stock appreciation rights settled in stock or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company. There was no difference in the net income used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2010 and 2009.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per share	Three Months Ended March 31,
In thousands (except share and per share amounts)	2010	2009
Net income	$1,292	$1,259
Less: Preferred stock dividends and accretion	99	49
Income available to common shareholders	$1,193	$1,210
Weighted average shares outstanding	8,969,687	7,642,280
Net income per share	$0.13	$0.16

Diluted Earnings Per share	Three Months Ended March 31,
In thousands (except share and per share amounts)	2010	2009
Net income	$1,292	$1,259
Less: Preferred stock dividends and accretion	99	49
Income available to common shareholders	$1,193	$1,210
Weighted average shares outstanding	8,969,687	7,642,280
Effect of dilutive stock options	112,383	128,169
Weighted average shares of common stock and common stock equivalents	9,082,070	7,770,449
Net income per diluted share	$0.13	$0.16

Note  4.  Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities and are classified  available-for-sale.  As of March 31, 2010, $120,421,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.  Total investments were $192,219,000 at March 31, 2010 compared to $197,319,000 at December 31, 2009, a decrease of $5,100,000, or 2.6%.

The fair value of the available-for-sale investment portfolio reflected an unrealized loss of $374,000 at March 31, 2010 compared to an unrealized loss of $2,425,000 at December 31, 2009.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

	March 31, 2010
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Government agencies	$234	$8	$—	$242
Obligations of states and political subdivisions	68,541	3,177	(733)	70,985
U.S. Government agencies collateralized by mortgage obligations	81,530	1,588	(342)	82,776
Other collateralized mortgage obligations	33,411	453	(4,628)	29,236
Corporate debt securities	1,230	79	—	1,309
Other equity securities	7,647	24	—	7,671
	$192,593	$5,329	$(5,703)	$192,219

	December 31, 2009
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Government agencies	$353	$10	$—	$363
Obligations of states and political subdivisions	68,708	3,050	(946)	70,812
U.S. Government agencies collateralized by mortgage obligations	85,530	1,283	(858)	85,955
Other collateralized mortgage obligations	36,280	403	(5,413)	31,270
Corporate debt securities	1,228	86	—	1,314
Other equity securities	7,645	—	(40)	7,605
	$199,744	$4,832	$(7,257)	$197,319

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt Securities:
Obligations of states and political subdivisions	$6,403	$(198)	$5,367	$(535)	$11,770	$(733)
U.S. Government agencies collateralized by mortgage obligations	23,768	(341)	283	(1)	24,051	(342)
Other collateralized mortgage obligations	5,377	(310)	19,406	(4,318)	24,783	(4,628)
	$35,548	$(849)	$25,056	$(4,854)	$60,604	$(5,703)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt Securities:
Obligations of states and political subdivisions	$9,001	$(295)	4,911	(651)	$13,912	$(946)
U.S. Government agencies collateralized by mortgage obligations	40,691	(856)	331	(2)	41,022	(858)
Other collateralized mortgage obligations	3,474	(446)	19,878	(4,967)	23,352	(5,413)
Other securities	7,605	(40)	—	—	7,605	(40)
	$60,771	$(1,637)	$25,120	$(5,620)	$85,891	$(7,257)

As of March 31, 2010, management performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).  Management evaluated all available for sale investment securities with an unrealized loss at March 31, 2010 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2010 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  In addition, management reviewed all private label residential mortgage backed securities (PLRMBS) at March 31, 2010.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a discounted cash flow analysis for all of its PLRMBS as of March 31, 2010.  In performing the discounted cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

Based on the analyses performed, the expected discounted cash flows were greater than the recorded book value of the individual securities and therefore, no OTTI loss was recorded for the quarter ended March 31, 2010.

At March 31, 2010, the Company had a total of 46 PLRMBS with a remaining principal balance of $33,411,000 and a net unrealized loss of approximately $4,175,000.  20 of these securities account for $4,628,000 of the unrealized loss at March 31, 2010 offset by 26 of these securities with gains totaling $453,000.  12 of these PLRMBS with a remaining principal balance of $19,457,000 had credit ratings below investment grade. The Company continues to perform extensive analyses on these securities as well as all PLRMBS.  By analyzing the tranche of the specific securities, the Company has determined that there is no impairment and as such, is not taking any action to write-down these securities.  These investment securities continue to demonstrate cash flows as expected and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.

Investment securities as of March 31, 2010 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized (Loss) or Gain	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$3,603	$2,969	$(634)	CC	Fitch	13.45	38.10	47.30	97.25	5.91
RAST	3,367	2,290	(1,077)	C	Fitch	10.41	26.60	45.50	98.50	3.22
CWALT 1	1,197	998	(199)	CC	Fitch	13.50	24.70	38.20	100.73	8.69
CWALT 2	524	440	(84)	CC	Fitch	12.26	30.10	37.60	101.38	7.74
CWALT 3	2,667	2,439	(228)	CCC	S&P	11.20	23.90	32.00	100.25	10.35
FHAMS	2,929	2,189	(740)	CC	Fitch	15.70	23.40	33.90	95.00	3.99
CHASE	365	363	(2)	CC	Fitch	18.93	22.40	35.00	93.25	5.29
BOAA 1	830	715	(115)	CC	Fitch	9.71	14.40	30.10	95.00	6.22
CWHL	236	238	2	CCC	Fitch	16.09	15.00	28.70	92.00	7.08
GSR	3,070	2,580	(490)	CC	Fitch	15.27	25.10	37.10	96.25	4.62
BOAA 2	226	180	(46)	BB	Fitch	8.16	12.30	31.90	97.25	5.82
BAFC	443	357	(86)	CCC	S&P	13.35	25.50	39.70	63.50	5.21
TOTALS	$19,457	$15,758	$(3,699)

Note  5.  Fair Value Measurements

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$13,276	$13,276	$13,857	$13,857
Interest-earning deposits in other banks	42,507	42,507	34,544	34,544
Federal funds sold	1,141	1,141	279	279
Available-for-sale investment securities	192,219	192,219	197,319	197,319
Loans, net	441,295	446,938	449,007	460,238
Bank owned life insurance	11,095	11,095	10,998	10,998
FHLB stock	3,140	3,140	3,140	3,140
Accrued interest receivable	3,119	3,119	3,608	3,608

Financial liabilities:
Deposits	$636,293	$637,255	$640,167	$641,279
Short-term borrowings	10,000	10,000	5,000	5,000
Long-term debt	4,000	4,454	14,000	14,487
Junior subordinated deferrable interest debentures	5,155	5,155	5,155	5,155
Accrued interest payable	378	378	416	416

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2010:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities	$192,219	$19	$183,763	$8,437

Fair values for available-for-sale investment securities, which include debt securities of U.S. Governmental agencies and obligations of states and political subdivisions, are based on quoted market prices for similar securities.  The securities in Level 3 are not actively traded therefore the pricing is internally calculated using matrix pricing.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended March 31, 2010 (in thousands).

Available-for- Sale Investment Securities
Beginning balance	$14,097
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	13
Included in other comprehensive income	(80)

Purchases, sales and principal payments	(2,515)
Transfers in and/or out of Level 3	(3,078)
Ending balance	$8,437

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the three month period ended March 31, 2010 totaled $21,000 and were included in other revenue.  One security with a carrying value of $3,078,000 was transferred out of level 3 to level 2 as a result of correcting an error in its classification in the prior period.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2010 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$7,108	$—	$—	$7,108	$(142)
Other real estate owned	2,549	—	—	2,549	(283)
Repossessed assets	44	—	—	44	(3)
Total assets and liabilities measured at fair value on a non-recurring basis	$9,701	$—	$—	$9,701	$(428)

The fair value of impaired loans and other real estate owned is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. There were no changes in valuation techniques used during the three months ended March 31, 2010 or the year ended December 31, 2009.

Impaired loans had a principal balance of $7,943,000 with a related valuation allowance of $835,000 at March 31, 2010. The valuation allowance is reflected specific allocations of the allowance for credit losses for impaired loans.

The fair value of real estate is based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell.  We periodically review other real estate to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated selling costs.  Other real estate properties with carrying amounts totaling $2,832,000 at December 31, 2009 were subsequently written down to their fair values of $2,549,000, resulting in a loss of $283,000 which was included in other expense for the three month period ended March 31, 2010.  Other repossessed assets with carrying amounts totaling $47,000 at December 31, 2009 were written down to their fair values of $44,000, resulting in a loss of $3,000 which was included in other expense for the three month period ended March 31, 2010.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2009 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$4,751	$—	$—	$4,751	$(3,253)
Other real estate owned	2,832	—	—	2,832	(356)
Other	47	—	—	47	(50)
Total assets and liabilities measured at fair value on a non-recurring basis	$7,630	$—	$—	$7,630	$(3,659)

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

Note 6.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2010 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.  We engaged an independent valuation specialist to perform our annual impairment test in the third quarter of 2009 and no impairment was recorded.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first quarter of 2010, so goodwill was not required to be retested.

The intangible assets at March 31, 2010 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st(t) Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at March 31, 2010 was $1,508,000, net of $1,392,000 in accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2010.  We performed our annual impairment test on core deposit intangibles in the third quarter of 2009 and determined no impairment was necessary.  Amortization expense recognized was $104,000 for the three month periods ended March 31, 2010 and 2009.

Note 7. Comprehensive Income

Total comprehensive income (loss) for the three months ended March 31, 2010 and 2009 totaled $2,523,000 and ($371,000), respectively.  Comprehensive income (loss) is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $1,231,000 and ($1,630,000) for the three months ended March 31, 2010 and 2009, respectively, together with net income.

At March 31, 2010 and December 31, 2009, accumulated other comprehensive loss totaled $224,000 and $1,455,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.

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

Commitments to extend credit amounting to $127,638,000 and $131,139,000 were outstanding at March 31, 2010 and December 31, 2009, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $91,229,000 and $96,337,000 at March 31, 2010 and December 31, 2009, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $6,316,000 and $6,661,000 as of March 31, 2010 and December 31, 2009, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $705,000 and $240,000 were outstanding at March 31, 2010 and December 31, 2009, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2010 and December 31, 2009.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.   The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2010.

Note 10.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

March 31, 2010
Amount	Rate	Maturity Date
(Dollars in thousands)

$5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 13, 2013

14,000
(10,000)	Less short- term portion
$4,000	Long-term debt

December 31, 2009
Amount	Rate	Maturity Date
(Dollars in thousands)

$5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 13, 2013
19,000
(5,000)	Less short- term portion
$14,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $40,054,000 and $45,239,000, and market values totaling $40,064,000 and $44,808,000 at March 31, 2010 and December 31, 2009, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of March 31, 2010 and December 31, 2009, the Company had no Federal funds purchased.

Note 11.  Subsequent Events

On April 29, and May 3, 2010 the Company acquired two properties via deeds in lieu of foreclosure with combined total fair values of approximately $2,059,000.  No charge-offs were required at foreclosure as the fair value less costs to sell exceeded the loan balance.

On April 30, 2010, the Company completed the sale of one OREO property held at March 31, 2010. No additional losses were recorded as a result of this sale as the carrying value of $2,184,000 was equal to its fair value less costs to sell.  After these transactions, the total fair value of OREO held totals $2,427,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the Company’s most critical accounting policies are those which the Company’s financial condition depends upon, and which involve the most complex or subjective decisions or assessments.

There have been no material changes to the Company’s critical accounting policies during 2010.  Please refer to the Company’s 2009 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Three Months of 2010

For the three months ended March 31, 2010, our consolidated net income was $1,292,000 compared to net income of $1,259,000 for the same period in 2009.  Diluted EPS was $0.13 for the three month period ended March 31, 2010 compared to $0.16 for the same period in 2009.  The increase in net income was primarily due to decreases in the provision for credit losses, offset by decreases in net interest income and non-interest income, and an increase in non-interest expenses. The provision for credit losses was $600,000 for the first quarter of 2010 compared to $1,917,000 for the first quarter of 2009, a decrease of $1,317,000.   Net interest income decreased $499,000 or 5.9%.  The yield on average total interest-earning assets decreased 71 basis points comparing the three month period ended March 31, 2010 to the same period in 2009 while interest rates on deposits decreased 62 basis points resulting in a 25 basis point decrease in net interest margin.   Non-interest income decreased $404,000 or 23.3% and non-interest expense increased $364,000 or 5.3% in the three months ended March 31, 2010 compared to 2009.

Annualized return on average equity for the three months ended March 31, 2010 was 5.53% compared to 6.13% for the same period in 2009.  Annualized return on average assets for the three months ended March 31, 2010 was 0.68% compared to 0.66% for the same period in 2009.  Total average equity was $93,333,000 for the three months ended March 31, 2010 compared to $82,101,000 for the same period in 2009.  Equity increased primarily due to capital raised from the private sale of equity in the later part of 2009 to certain accredited investors who purchased preferred and common shares of the Company for a total of $8,000,000.  Net income included in retained earnings and a decrease in other comprehensive loss also contributed to the growth in capital.

Our average total assets decreased $4,833,000 or 0.6% in the three months ended March 31, 2010 compared to the same period in 2009.  Total average interest-earning assets decreased $3,730,000 or 0.6% comparing the first quarter of 2010 to the first quarter of 2009.  Average total loans decreased $36,414,000 or 7.7% while average total investments increased $32,684,000 or 16.2% in the three months ended March 31, 2010 compared to the same period in 2009.  Average interest-bearing liabilities decreased only $2,064,000 or 0.4% over the same period.

Our net interest margin for the three months ended March 31, 2010 was 4.98% compared to 5.23% for the same period in 2009.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 71 basis points to 5.69% for the three month period ended March 31, 2010 compared to 6.40% for the same period in 2009.  For the three months ended March 31, 2010, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 140 basis points and the effective yield on loans decreased 17 basis points.  The cost of total interest-bearing liabilities decreased 62 basis points to 0.96% compared to 1.58% for the same period in 2009. The cost of total deposits, including noninterest bearing accounts decreased 46 basis points to 0.67% for the three months ended March 31, 2010 compared to 1.13% for the same period in 2009.

Net interest income for the three months ended March 31, 2010 was $7,986,000, compared to $8,485,000 for the same period in 2009, a decrease of 499,000 or 5.9%.  Net interest income decreased as a result of the decrease in net interest margin as discussed above.  The Bank had non-accrual loans totaling $18,053,000 at March 31, 2010, compared to $18,959,000 at December 31, 2009 and $14,086,000 at March 31, 2009.  The Company had other real estate owned at March 31, 2010 totaling $2,549,000, compared to $2,832,000 at December 31, 2009, and $2,550,000 at March 31, 2009.

We participated in the U. S. Treasury Capital Purchase Program (CPP) under the Emergency Economic Stabilization Act.  In 2009, the Company issued preferred stock and warrants to issue common stock and received $7,000,000 in cash under this program.  The Company agreed to restrict dividend payments on common stock to no more than historic levels while our preferred stock is owned by the U. S. Treasury.

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

At March 31, 2010, we had total loans of $451,890,000, total assets of $759,501,000, total deposits of $636,293,000, and shareholders’ equity of $94,160,000.

Central Valley Community Bank (Bank)

The Bank commenced operations in January 1980 as a state-chartered bank.  As a state-chartered bank, the Bank is subject to primary supervision, examination and regulation by the Department of Financial Institutions.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the applicable limits thereof, and the Bank is subject to supervision, examination and regulations of the FDIC.  The Bank is participating in the FDIC Transaction Account Guarantee Program (TAGP).  Under this program, recently extended to December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Bank operates 16 branches which serve the communities of Clovis, Fresno, Kerman, Lodi, Madera, Oakhurst, Prather, Merced, Sacramento, Stockton, and Tracy, California; and a loan production office which serves the Modesto, California community.   Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2009 FDIC data, the Bank’s  branches in Fresno, Madera and San Joaquin Counties had a 3.50% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

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

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 5.53% for the three months ended March 31, 2010 compared to 3.10 % for the year ended December 31, 2009 and 6.13% for the three months ended March 31, 2009.  Our net income for the three months ended March 31, 2010 increased $33,000 or 2.6% to $1,292,000 compared to $1,259,000 for the three months ended March 31, 2009. Net income increased due to decreases in the provision for credit losses offset by decreases in net interest income and non-interest income, and an increase in non-interest expenses.  Net interest margin (NIM) decreased 25 basis points comparing the three month periods ended March 31, 2010 and 2009.   Diluted EPS was $0.13 for the three months ended March, 31, 2010 and $0.16 for the same period in 2009.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2010 was 0.68% compared to 0.34% for the year ended December 31, 2009 and 0.66% for the three months ended March 31, 2009.  The increase in ROA compared to December 2009 is due to the increase in net income relative to total average assets.  Average assets for the three months ended March 31, 2010 were $758,896,000 compared to $752,509,000 for the year ended December 31, 2009.  ROA for our peer group was -0.89% at December 31, 2009.  Peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.98% for the three months ended March 31, 2010, compared to 5.23 % for the same period in 2009.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  In comparing the two periods, the effective yield on total earning assets decreased 71 basis points, while the cost of total interest bearing liabilities decreased 62 basis points and the cost of total deposits decreased 48 basis points.  The Company’s total cost of deposits for the three months ended March 31, 2010 was 0.67% compared to 1.13% for the same period in 2009.  At March 31, 2010, 23.5% of the Company’s average deposits were non-interest bearing compared to 16.8% for the Company’s peer group as of December 31, 2009.  Net interest income for the three months ended March 31, 2010 was $7,986,000 compared to $8,485,000 for the same period in 2009.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities.  Non-interest income for the three months ended March 31, 2010 decreased $404,000 or 23.3% to $1,334,000 compared to $1,738,000 for the three months ended March 31, 2009 mainly due to decreases in gains from sales and calls of investment securities.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of non-performing assets as a percentage of total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $18,053,000 or 3.99% of total loans as of March 31, 2010 and $18,959,000 or 4.13% of total loans at December 31, 2009.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had $2,549,000 in other real estate owned at March 31, 2010 and $2,832,000 at December 31, 2009.  The Company held collateralized mortgage obligations with credit ratings below investment grade totaling $19,457,000 at March 31, 2010 and $24,230,000 at December 31, 2009.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased slightly by 0.8% during the three months ended March 31, 2010 to $759,501,000 compared to $765,488,000 as of December 31, 2009.  Total gross loans decreased 1.6% to $451,890,000 as of March 31, 2010 compared to $459,207,000 as of December 31, 2009.  Total deposits decreased 0.6% to $636,293,000 as of March 31, 2010 compared to $640,167,000 as of December 31, 2009.  Our loan to deposit ratio at March 31, 2010 was 71.0% compared to 71.7% at December 31, 2009.  The loan to deposit ratio of our peers was 85.6% at December 31, 2009.  Further discussion of loans and deposits is below.

Capital Adequacy

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

At March 31, 2010, we had a total capital to risk-weighted assets ratio of 14.17%, a Tier 1 risk-based capital ratio of 12.91% and a leverage ratio of 9.61%.  At December 31, 2009, we had a total capital to risk-weighted assets ratio of 13.54%, a Tier 1 risk-based capital ratio of 12.28% and a leverage ratio of 9.30%.  At March 31, 2010, on a stand-alone basis, the Bank had a total risk-based capital ratio of 13.94%, a Tier 1 risk based capital ratio of 12.68% and a leverage ratio of 9.44%.  At December 31, 2009, the Bank had a total risk-based capital ratio of 13.38%, a Tier 1 risk based capital ratio of 12.12% and a leverage ratio of 9.20%.   The improvement in 2010 is due to an increase in risk adjusted capital that was relatively greater than the relative growth in risk weighted assets and average assets.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense divided by net interest income plus non-interest income, excluding gains from sales of securities) was 73.0% for the first three months of 2010 compared to 68.8% for the first three months of 2009.  The deterioration in the efficiency ratio is due to a decrease in net interest income and non-interest income as well as an increase in operating expenses.

The Company’s net interest income before provision for credit losses plus non-interest income decreased 8.8% to $9,320,000 for the first three months of 2010 compared to $10,223,000 for the same period in 2009, while operating expenses increased 5.3% to $7,204,000 from $6,840,000 for the same period in 2009.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $39,000,000 and secured borrowing lines of approximately $114,755,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009:

Net income increased to $1,292,000 for the three months ended March 31, 2010 compared to $1,259,000 for the three months ended March 31, 2009.  Basic earnings per share were $0.13 and $0.16 for the three months ended March 31, 2010 and 2009, respectively.  Diluted earnings per share were $0.13 for the three months March 31, 2010 and $0.16 for the same period in 2009.  Annualized ROE was 5.53% for the three months ended March 31, 2010 compared to 6.13% for the three months ended March 31, 2009.  Annualized ROA for the three months ended March 31, 2010 was 0.68% compared to 0.66% for the three months ended March 31, 2009.

Net income for the three months ended March 31, 2010 compared to the same period in the prior year increased due mainly to decreases in the provision for credit losses offset by decreases in net interest income and non-interest income, and an increase in non-interest expenses. Net interest income decreased due to a decrease in the yield on our investment securities.  Non-interest expenses increased primarily due to the write down to fair value of one OREO property.   Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31, 2010			FOR THE THREE MONTHS ENDED MARCH 31, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$37,067	$23	0.25%	$38	$—	—
Securities
Taxable securities	131,657	1,630	4.95%	127,577	2,211	6.93%
Non-taxable securities (1)	64,628	1,147	7.10%	58,411	1,071	7.34%
Total investment securities	196,285	2,777	5.66%	185,988	3,282	7.06%
Federal funds sold	858	—	0.25%	15,500	11	0.28%
Total securities	234,210	2,800	4.78%	201,526	3,293	6.54%
Loans (2) (3)	435,550	6,778	6.31%	471,964	7,540	6.48%
Federal Home Loan Bank stock	3,140	2	0.25%	3,140	—	—
Total interest-earning assets	672,900	$9,580	5.69%	676,630	$10,833	6.40%
Allowance for credit losses	(10,606)			(7,325)
Non-accrual loans	18,695			14,554
Other real estate owned	2,826			1,521
Cash and due from banks	15,458			20,902
Bank premises and equipment	6,414			6,830
Other non-earning assets	53,209			50,617
Total average assets	$758,896	—		$763,729
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$142,861	$140	0.40%	$133,770	$253	0.77%
Money market accounts	148,855	270	0.74%	132,600	376	1.15%
Time certificates of deposit, under $100,000	66,089	254	1.56%	86,877	510	2.38%
Time certificates of deposit, $100,000 and over	129,635	388	1.21%	128,273	643	2.03%
Total interest-bearing deposits	487,440	1,052	0.88%	481,520	1,782	1.50%
Other borrowed funds	21,099	150	2.88%	29,083	202	2.82%
Total interest-bearing liabilities	508,539	$1,202	0.96%	510,603	$1,984	1.58%
Non-interest bearing demand deposits	149,995			160,272
Other liabilities	7,029			10,753
Shareholders’ equity	93,333			82,101
Total average liabilities and shareholders’ equity	$758,896			$763,729
Interest income and rate earned on average earning assets		$9,580	5.69%		$10,833	6.40%
Interest expense and interest cost related to average interest-bearing liabilities		1,202	0.96%		1,984	1.58%
Net interest income and net interest margin (4)		$8,378	4.98%		$8,849	5.23%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $390 and $364 in 2010 and 2009, respectively.

(2)  Loan interest income includes loan fees of $103 in 2010 and $147 in 2009.

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $762,000 or 10.1% in the first three months of 2010 compared to the same period in 2009.  Average total loans, including non-accrual loans, for the first three months of 2010 decreased $32,273,000 or 6.6% to $454,245,000 compared to $486,515,000 for the same period in 2009.  The yield on average total loans decreased 17 basis points to 6.31% for the first three months of 2010 compared to 6.48% for the same period in 2009.  The lower yield is attributed to the sustained low interest rate environment combined with negative loan growth. In addition to the decline in yield, loan yields for 2010 reflect an increase in the balance of average nonaccrual loans.  We have been successful in implementing interest rate floors on many of our new adjustable rate loans to partially offset the effects of the decrease in the prime interest rate experienced in the last two years.    We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $519,000 in the first three months of 2010 to $2,410,000 compared to $2,929,000, for the same period in 2009.  The decrease is attributed to lower yields on the portfolio.  The yield on average investments decreased 176 basis points to 4.78% for the first quarter of 2010 compared to 6.54% for the first quarter of 2009. We experienced a decrease in yield in our investment securities in the first quarter of 2010 primarily due to increased prepayments on premium agency CMOs in addition to maintaining higher levels of deposits with the Federal Reserve Bank of San Francisco which have lower yields.  Average total investments for the three months of 2010 increased $32,684,000 or 16.2% to $234,210,000 compared to $201,526,000.  Income from investments represents 30.2% of net interest income for the first three months of 2010 compared to 34.5% for the same period in 2009.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2010, we held $112,012,000 or 58.3% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 5.0%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net of tax effect value of the change in fair value of the available-for-sale investment portfolio was a loss of $224,000 at March 31, 2010 and is reflected in the Company’s equity.  At March 31, 2010, the average life of the investment portfolio was 7.2 years and the market value reflected a pre-tax loss of $374,000.  Management reviews market value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI) and determined that no OTTI existed as of March 31, 2010.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2010, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $16,817,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $12,760,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first three months of 2010 decreased $1,281,000 or 12.2% to $9,188,000 compared to $10,469,000 for the three months ended March 31, 2009.  The decrease was due to the 71 basis point decrease in the tax equivalent yield on average interest earning assets and the decrease in average interest earning assets.  The yield on interest earning assets decreased to 5.69% for the three months ended March 31, 2010 from 6.40% for the three months ended March 31, 2010.  Average interest earning assets decreased to $672,900,000 for the three months ended March 31, 2010 compared to $676,630,000 for the three months ended March 31, 2009.  The $3,730,000 decrease in average earning assets can be attributed to the $36,414,000 decrease in loans offset by a 32,684,000 increase in total investments.

Interest expense on deposits for the three months ended March 31, 2010 decreased $729,000 or 40.9% to $1,053,000 compared to $1,782,000 for the three months ended March 31, 2009.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 62 basis points to 0.88% for the three months ended March 31, 2010 from 1.50% in 2009 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 1.2% or $5,920,000 to $487,440,000 for the three months ended March 31, 2010 compared to $481,520,000 for the same period ended March 31, 2009.

Average other borrowed funds decreased $7,984,000 or 27.5% to $21,099,000 with an effective rate of 2.88% for the three months ended March 31, 2010 compared to $29,083,000 with an effective rate of 2.82% for the three months ended March 31, 2009.  As a result, total interest expense on other borrowed funds decreased $52,000 to $150,000 for the three months ended March 31, 2010 from $202,000 for the three months ended March 31, 2009.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The effective rate of the FHLB advances was 3.20% for the three month period ended March 31, 2010.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.   The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.6%.  The rate at March 31, 2010 was 1.85%.  See the section on Financial Condition for more detail.

The cost of all of our interest-bearing liabilities decreased 62 basis points to 0.96% for the three month period ended March 31, 2010 compared to 1.58% for 2009 while the cost of total deposits decreased to 0.67% for the quarter ended March 31, 2010 compared to 1.13% for quarter ended March 31, 2009.  Average demand deposits decreased 6.4% to $149,995,000 in 2010 compared to $160,272,000 for 2009.  The ratio of demand deposits to total deposits decreased to 23.5% in the first quarter of 2010 compared to 25% for 2009.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for three months ended March 31, 2010 decreased by $499,000 or 5.9% to $7,986,000 compared to $8,485,000,000 for the three months ended in 2009.  The decrease was due to the 25 basis point decrease in our net interest margin and the decrease in average interest earning assets.  Average interest earning assets were $672,900,000 for the three months ended March 31, 2010 with a net interest margin of 4.98% compared to $676,630,000 with a net interest margin of 5.23% for the three months ended March 31, 2009.  The $3,730,000 decrease in average earning assets can be attributed to the $36,414,000 decrease in loans offset by a $32,684,000 increase in total investments.    Average interest bearing liabilities decreased 0.40% to $508,539,000 for the three months ended March 31, 2010 compared to $510,603,000 for the same period in 2009.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	March 31, 2010	% of Total Loans	December 31, 2009	% of Total Loans

Commercial and industrial	$2,317	25.6%	$2,861	24.7%
Agricultural land and production	668	7.7%	708	7.8%
Real estate	3,978	49.9%	3,813	49.4%
Real estate - construction and other land loans	659	6.7%	836	7.9%
Equity loans and lines of credit	736	7.8%	334	7.8%
Consumer and installment	439	2.1%	423	2.3%
Other	44	0.2%	48	0.1%
Unallocated reserves	1,754		1,177
Total allowance for credit losses	$10,595		$10,200

The unallocated reserves as of March 31, 2010 are principally due to qualitative and quantitative factors (Q factors).   Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first three months of 2010 were $600,000 compared to $1,917,000 for the same period in 2009.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the three months ended March 31, 2010, the Company had net charge offs totaling $205,000 compared $1,474,000 for the same period in 2009.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and what appears to be stabilization of our nonperforming loans.  In addition, recoveries of previously charged off loan balances during the quarter ended March 31, 2010 were $271,000.

Nonperforming loans were $18,053,000 and $18,959,000 at March 31, 2010 and December 31, 2009, respectively and $14,086,000 at March 31, 2009.  Nonperforming loans as a percentage of total loans were 3.99% at March 31, 2010 compared to 4.13% at December 31, 2009 and 2.89% at March 31, 2009.  Other real estate owned at March 31, 2010 was $2,549,000, net of a valuation allowance of $639,000, compared to $2,832,000, net of a valuation allowance of $356,000, at December 31, 2009, and $2,550,000 at March 31, 2009.

The annualized net charge off ratio, which reflects net charge-offs to average loans for the three months ended March 31, 2010, was 0.18% compared to 1.21% for the same period in 2009.  The annual net charge off ratios for 2009, 2008, and 2007 were 1.56%, 0.20% and 0.12%, respectively.

We believe the significant economic downturn witnessed during 2008 that has continued through to 2010 has had a considerable impact on the ability of certain borrowers to satisfy their obligations, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, we estimate the impact certain economic factors will have on various credits within the portfolio.

While the Company saw a decline in the balance of non-accruing loans when compared to that reported at December 31, 2009, non-accruing balances remain elevated relative to historical periods.  Continued increases in the level of charge-offs and the number and dollar volume of past due and non-performing loans may result in further provisions to the allowance for credit losses.

We anticipate continued weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses during 2010.  We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of March 31, 2010, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income After Provision for Credit Losses

Net interest income, after the provision for credit losses of $600,000 for the three month period ended March 31, 2010 and $1,917,000 for the same period in 2009, was $7,386,000 for 2010 compared to $6,568,000 for 2009, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $1,334,000 for the three months ended March 31, 2010 compared to $1,738,000 for the same period ended March 31, 2009.  The $404,000 or 23.3% decrease in non-interest income was primarily due to decreases in gains on sales and calls of investment securities, offset by increases in customer service charges.

During the first three months of 2010, we realized net gains on sales and calls of investment securities of $21,000 compared to $449,000 for the same period in 2009.  In 2009, investment securities that had been marked to market when we acquired Service 1st, were subsequently called at par value resulting in gains.

Customer service charges increased $41,000 or 5.0% to $861,000 for the first three months of 2010 compared to $820,000 for the same period in 2009, mainly due to an increase in transaction account service charge income.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $3,140,000 in FHLB stock.  We received dividends totaling $2,000 in the three months ended March 31, 2010 compared to no dividends during the same period in 2009.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $364,000 or 5.3% to $7,204,000 for the three months ended March 31, 2010 compared to $6,840,000 for the three months ended March 31, 2009

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sale and calls of investments) was 73.0% for the first three months of 2010 compared to 68.9% for the three months ended March 31, 2009.  The deterioration in the ratio resulted from decreases in net interest income and non-interest income as well as an increase in operating expenses.

Salaries and employee benefits increased $59,000 or 1.6 % to $3,747,000 for the first three months of 2010 compared to $3,688,000 for the three months ended March 31, 2009.  The increase in salaries and employee benefits for the 2009 period can be attributed to the addition of personnel in connection with the opening of the new Merced office along with normal cost increases for salaries and employee benefits.

Occupancy and equipment expense decreased $19,000 or 2.0% to $926,000 for the three months ended March 31, 2010 compared to $945,000 for the nine months ended March 31, 2009.  The decrease is principally due to a decrease in depreciation expenses as furnishings and equipment become fully depreciated.

Regulatory assessments were $300,000 for the three month period ended March 31, 2010 compared to $368,000 for the same period in 2009.  With the three year prepayment of FDIC premiums in the fourth quarter of 2009, we expect that these assessments will remain at historically high levels for the foreseeable future.

Other real estate owned (OREO) expenses were $314,000 for the three months ended March 31, 2010 and none for the same period in 2009.  During 2010, one OREO property was written down to its estimated fair value resulting in a valuation expense totaling $283,000.

Other categories of non-interest expenses increased $30,000 or 2.6% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the Three Months Ended March 31,	Other Expense 2010	% Avg. Assets	Other Expense 2009	% Avg. Assets
(Dollars in thousands)
Amortization of core deposit intangibles	$104	0.05%	$104	0.05%
ATM/debit card expenses	98	0.05%	93	0.05%
Telephone	77	0.04%	66	0.03%
Appraisal fees	74	0.04%	12	0.01%
Stationery/supplies	60	0.03%	65	0.03%
License and maintenance contracts	57	0.03%	45	0.02%
Postage	53	0.03%	58	0.03%
Director fees and related expenses	52	0.03%	49	0.03%
Amortization of software	48	0.03%	44	0.02%
Donations	44	0.02%	34	0.02%
General insurance	36	0.02%	27	0.01%
Consulting	32	0.02%	73	0.04%
Education/training	28	0.01%	43	0.02%
Operating losses	18	0.01%	16	0.01%
Other	422	0.22%	444	0.23%
Total other non-interest expense	$1,203	0.63%	$1,173	0.61%

Provision for Income Taxes

Our effective income tax rate was 14.8% for the three months ended March 31, 2010 compared to 14.1% for the three months ended March 31, 2009.  The Company reported an income tax provision of $224,000 for three months ended March 31, 2010, compared to $207,000 for the three months ended March 31, 2009.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bonds, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On January 30, 2009, we entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program.  We received $7,000,000 in proceeds and the Treasury owns 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 79,089 shares, at $6.64 per share, of the Company’s common stock, no par value.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $99,000 during the three months ended March 31, 2010.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2010 compared to December 31, 2009

As of March 31, 2010, total assets were $759,501,000, a decrease of 0.8%, or $5,987,000, compared to $765,488,000 as of December 31, 2009.  Total gross loans decreased 1.6% or $7,317,000, to $451,890,000 as of March 31, 2010 compared to $459,207,000 as of December 31, 2009.  The total investment portfolio (including Federal funds sold) decreased 2.1% to $193,360,000.  Total deposits decreased 0.6% or $3,874,000 to $636,293,000 as of March 31, 2010 compared to $640,167,000 as of December 31, 2009.  Stockholders’ equity increased $2,937,000 or 3.2% to $94,160,000 as of March 31, 2010 compared to $91,223,000 as of December 31, 2009 due to net income included in retained earnings, a decrease in other comprehensive loss and issuance of common stock from the exercise of stock options.

Fair Value

The Company measures the fair values of its financial instruments utilizing a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, collateralized mortgage obligations, corporate debt securities, and overnight investments in the Federal funds market and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2010, investment securities with a fair value of $120,421,000, or 62.3% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at March 31, 2010 was 71.0% compared to 71.7% at December 31, 2009.  The loan to deposit ratio of our peers was 85.6% at December 31, 2009.  The total investment portfolio, including Federal funds sold, decreased 2.1% or $4,238,000 to $193,360,000 at March 31, 2010 from $197,598,000 at December 31, 2009 due to the sale of one security and principal pay downs.  The market value of the portfolio reflected an unrealized loss of $374,000 at March 31, 2010 compared to a $2,425,000 unrealized loss at December 31, 2009.

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.

As of March 31, 2010, we performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). We evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2010 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2010 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  In addition, we reviewed all private label residential mortgage backed securities (PLRMBS) at March 31, 2010.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of March 31, 2010.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

Based on the analyses performed, the expected discounted cash flows were greater than the recorded book value of the individual securities and therefore, no OTTI loss was recorded for the quarter ended March 31, 2010.

At March 31, 2010, the Company had a total of 46 PLRMBS with a remaining principal balance of $33,411,000 and a net unrealized loss of approximately $4,175,000.  20 of these securities account for $4,628,000 of the unrealized loss at March 31, 2010 offset by 26 of these securities with gains totaling $453,000.  12 of these PLRMBS with a remaining principal balance of $19,457,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  These investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security , therefore we do not consider these to be other than temporarily impaired.

See Note 4 of the Notes to Condensed Consolidated Financial Statements included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased 1.6% or $7,317,000, to $451,890,000 as of March 31, 2010 compared to $459,207,000 as of December 31, 2009.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type	March 31, 2010	% of Total loans	December 31, 2009	% of Total loans
(Dollars in thousands)
Commercial:
Commercial and industrial	$115,607	25.6%	$113,535	24.7%
Agricultural land and production	34,700	7.7%	35,796	7.8%
Total commercial	150,307	33.3%	149,331	32.5%
Real estate:
Owner occupied	114,132	25.3%	106,606	23.2%
Real estate-construction and other land loans	30,327	6.7%	36,169	7.9%
Commercial real estate	69,528	15.4%	71,977	15.7%
Other	41,915	9.3%	48,187	10.5%
Total real estate	255,902	56.6%	262,939	57.3%
Consumer:
Equity loans and lines of credit	35,653	7.8%	36,110	7.8%
Consumer and installment	9,722	2.1%	10,545	2.3%
Other	697	0.2%	674	0.1%
Total consumer	46,072	10.2%	47,329	10.2%
Deferred loan fees, net	(391)		(392)
Total gross loans	451,890	100.0%	459,207	100.0%
Allowance for credit losses	(10,595)		(10,200)
Total loans	$441,295		$449,007

As of March 31, 2010, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real-estate-related loans, representing approximately 97.8% of total loans of which 33.3% were commercial and 64.5% were real-estate-related.  This level of concentration is consistent with 97.6% at December 31, 2009.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at March 31, 2010 or December 31, 2009.

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

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned (OREO), and repossessed assets.  Nonperforming loans are those loans which have (i) been placed on nonaccrual status; (ii) been subject to troubled debt restructuring; (iii) been classified as doubtful under our asset classification system; or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status.  A loan is classified as nonaccrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) payment in full of principal or interest under the original contractual terms is not expected; or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.

At March 31, 2010, total nonperforming assets totaled $20,646,000, or 2.72% of total assets, compared to $21,838,000, or 2.85% of total assets, at December 31, 2009.  Total nonperforming assets included nonaccrual loans totaling $18,053,000, OREO of $2,549,000, and repossessed assets of $44,000.   At March 31, 2010, we had six loans considered troubled debt restructurings totaling $3,650,000, which are included in nonaccrual loans.  At December 31, 2009, nonperforming assets included nonaccrual loans totaling $18,959,000, OREO of $2,832,000, and repossessed assets of $47,000.  We had seven restructured loans totaling $4,568,000 at December 31, 2009.

A summary of nonaccrual, restructured, and past due loans at March 31, 2010 and December 31, 2009 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2010 or December 31, 2009.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	March 31, 2010	December 31, 2009
Non-accrual Loans
Commercial and industrial	$2,924	$3,386
Real Estate	3,150	3,183
Real estate construction and land development	7,474	7,474
Consumer	348	348
Equity loans and lines of credit	507	—
Other	—	—
Restructured loans (non-accruing)
Commercial and industrial	27	28
Real Estate	3,623	4,540
Real estate construction and land development	—	—
Total non-accrual	18,053	18,959
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$18,053	$18,959
Nonperforming loans to total loans	3.99%	4.13%
Ratio of non-performing loans to allowance for credit losses	170.39%	185.87%
Loans considered to be impaired	$18,053	$18,959
Related allowance for credit losses on impaired loans	$835	$752

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral dependent.  As of March 31, 2010 and December 31, 2009, we had impaired loans totaling $18,053,000 and $18,959,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value of collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first quarter of 2010.

(Dollars in thousands)	Balance December 31, 2009	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral	Returns to Accrual Status	Charge Offs	Balance March 31, 2010
Non-accrual Loans
Commercial and industrial	$3,386	$92	$(374)	$—	$(165)	$(15)	$2,924
Real Estate	3,183	183	(216)	—	—	—	3,150
Real estate construction and land development	7,474	—	—	—	—	—	7,474
Consumer	348	—	—	—	—	—	348
Equity loans and lines of credit	—	508	(1)	—	—	—	507
Restructured loans (non-accruing)	—
Commercial and industrial	28	—	(1)	—	—	—	27
Real Estate	4,540	—	(917)	—	—	—	3,623
Total non-accrual	$18,959	$783	$(1,509)	$—	$(165)	$(15)	$18,053

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(Dollars in thousands)	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009

Balance, beginning of period	$10,200	$7,223
Provision charged to operations	600	10,514
Losses charged to allowance	(476)	(7,926)
Recoveries	271	389

Balance, end of period	$10,595	$10,200
Ratio of non-performing loans to allowance for credit losses at end of period	170.39%	185.87%
Allowance for credit losses to total loans at end of period	2.34%	2.22%

As of March 31, 2010 the balance in the allowance for credit losses was $10,595,000 compared to $10,200,000 as of December 31, 2009.  The increase was due to net charge offs during for the three months ended March 31, 2010 being less than the amount of the provision for credit losses.  Net charge offs totaled $205,000 while the provision for credit losses was $600,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $127,638,000 as of March 31, 2010 compared to $131,139,000 as of December 31, 2009.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of March 31, 2010, the allowance for credit losses was 2.34% of total gross loans compared to 2.22% as of December 31, 2009.  During the three months ended March 31, 2010, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $18,053,000 as of March 31, 2010, and $18,959,000 as of December 31, 2009.  The allowance for credit losses as a percentage of nonperforming loans was 58.7% and 53.8% as of March 31, 2010 and December 31, 2009, respectively.  Management believes the allowance at March 31, 2010 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2010 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

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

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first quarter of 2010, so goodwill was not required to be retested.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st  in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000 at December 31, 2009.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at March 31, 2010 was $1,508,000, net of $1,392,000 in accumulated amortization expense.  The carrying value at December 31, 2009 was $1,612,000, net of $1,288,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2010.  We performed our annual impairment test on core deposit intangibles in the third quarter of 2009 and determined no impairment was necessary.  Amortization expense recognized was $104,000 for the three month periods ended March 31, 2010 and 2009.

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank is also participating in the FDIC Transaction Account Guarantee Program (TAGP).  Under that program, through December 31, 2010, all non-interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

Total deposits decreased $3,874,000 or 0.6% to $636,293,000 as of March 31, 2010 compared to $640,167,000 as of December 31, 2009.  Interest-bearing deposits increased $13,004,000 or 2.7% to $493,541,000 as of March 31, 2010 compared to $480,537,000 as of December 31, 2009.  Non-interest bearing deposits decreased $16,878,000 or 10.6% to $142,752,000 as of March 31, 2010 compared to $159,630,000 as of December 31, 2009.

The composition of the deposits and average interest rates paid at March 31, 2010and December 31, 2009 is summarized in the table below.

(Dollars in thousands)	March 31, 2010	% of Total Deposits	Effective Rate	December 31, 2009	% of Total Deposits	Effective Rate

NOW accounts	$119,870	18.9%	0.44%	$112,493	17.6%	0.66%
MMA accounts	163,012	25.6%	0.74%	142,917	22.3%	0.93%
Time deposits	185,605	29.2%	1.33%	200,681	31.4%	1.82%
Savings deposits	25,054	3.9%	0.19%	24,446	3.8%	0.22%
Total interest-bearing	493,541	77.6%	0.88%	480,537	75.1%	1.22%
Non-interest bearing	142,752	22.4%		159,630	24.9%
Total deposits	$636,293	100.0%		$640,167	100.0%

Other Borrowings

Short-term borrowings totaled $10,000,000 as of March 31, 2010 compared to $5,000,000 as of December 31, 2009.  Short-term borrowings at March 31, 2010, represent FHLB advances with weighted average interest rates of 3.05% and coming due the first quarter of 2011.  We maintain a line of credit with the FHLB collateralized by government securities.  Refer to Liquidity below for further discussion of FHLB advances.

Long-term borrowings of $4,000,000 at March 31, 2010 represent FHLB advances with weighted average interest of 3.59% and weighted average maturity of 2.9 years.  Long-term borrowings at December 31, 2009 were $14,000,000.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2010, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  As of March 31, 2010, the rate was 1.85%.  Interest expense recognized by the Company for the three months ended March 31, 2010 was $24,000.

Capital

Our stockholders’ equity was $94,160,000 as of March 31, 2010 compared to $91,223,000 as of December 31, 2009.   The increase in stockholders’ equity is the result of net income of $1,292,000 for the three months ended March 31, 2010, the effect of stock-based compensation expense of $56,000, proceeds from the exercise of employee stock options of $444,000, decrease in unrealized loss on the available-for-sale investment securities of $1,231,000, offset by preferred stock dividends and accretion of $99,000.

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

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$70,140	9.61%	$67,547	9.30%
Minimum regulatory requirement	$29,186	4.00%	$29,056	4.00%
Central Valley Community Bank	$68,845	9.44%	$66,624	9.20%
Minimum requirement for “Well-Capitalized” institution	$36,465	5.00%	$36,210	5.00%
Minimum regulatory requirement	$29,172	4.00%	$28,968	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$70,140	12.91%	$67,547	12.28%
Minimum regulatory requirement	$21,735	4.00%	$21,998	4.00%
Central Valley Community Bank	$68,845	12.68%	$66,624	12.12%
Minimum requirement for “Well-Capitalized” institution	$32,589	6.00%	$32,977	6.00%
Minimum regulatory requirement	$21,726	4.00%	$21,985	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$76,990	14.17%	$74,463	13.54%
Minimum regulatory requirement	$43,471	8.00%	$43,996	8.00%
Central Valley Community Bank	$75,692	13.94%	$73,535	13.38%
Minimum requirement for “Well-Capitalized” institution	$54,314	10.00%	$54,962	10.00%
Minimum regulatory requirement	$43,452	8.00%	$43,970	8.00%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2010, the Company had unpledged securities totaling $64,153,000 available as a secondary source of liquidity.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At March 31, 2010 our available borrowing capacity includes approximately $39,000,000 in Federal funds lines with our correspondent banks and $100,755,000 in unused FHLB advances.  We believe our liquidity sources to be stable and adequate.  At March 31, 2010, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2010 and December 31, 2009:

Credit Lines (In thousands)	March 31, 2010	December 31, 2009

Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$39,000	$39,000
Balance outstanding	$—	$—

Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$114,755	$113,451
Balance outstanding	$14,000	$19,000
Collateral pledged	$134,836	$139,726
Fair value of collateral	$138,344	$144,903

Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$243	$917
Balance outstanding	$—	$—
Collateral pledged	$222	$922
Fair value of collateral	$249	$956

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements included herein and Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report to Shareholders on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report to Shareholders on Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  As of March 31, 2010, approximately 77.9% of our loan portfolio was tied to adjustable rate indices.  The majority of our time deposits have a fixed rate of interest.  As of March 31, 2010, 84.6% of our time deposits mature within one year or less.  As of March 31, 2010, $10,000,000 of our short term debt and $4,000,000 of our long-term debt was fixed rate.  Our long term debt matures in 2013.

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

Our management Asset/Liability Committees (“ALCO”) is responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity.  The ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

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

Approximately 77.9% of our loan portfolio is tied to adjustable rate indices and 47.2% of our loan portfolio reprices within 90 days.  As of March 31, 2010, we had 518 loans totaling $170,404,000 with floors ranging from 8.5% to 4.0% and ceilings ranging from 7.0% to 25.0%.

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2011 under the interest rate shock scenarios stated.  The table was prepared as of March 31, 2010, at which time prime interest rate was 3.25%.  The amounts identified in the table are not materially different from what we reported at December 31, 2009.

Sensitivity Analysis of Impact on Interest Income of Rate Changes (Dollars in thousands)

Hypothetical Change in Rates	Projected Net Interest Income	$ Change from Rates at March 31, 2010	Percent Change from Rates at March 31, 2010
UP 300 bps	$32,397	$771	2.44%
UP 200 bps	31,785	159	0.50%
UP 100 bps	31,389	(236)	(0.75)%
UNCHANGED	31,625	—	—
DOWN 25 bps	31,750	125	0.39%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4   REMOVED AND RESERVED

ITEM 5 OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

(a)          Exhibits

Exhibit No.	Description

10.84	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Thomas Sommer.
10.85	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: May 13, 2010	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 13, 2010	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.84	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Thomas Sommer.
10.85	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002