Form 10-Q
period 2010-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2010-08-16
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2010

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

As of August 12, 2010 there were 9,364,016 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2010 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$16,171	$13,857
Interest-earning deposits in other banks	27,243	34,544
Federal funds sold	750	279
Total cash and cash equivalents	44,164	48,680
Available-for-sale investment securities (Amortized cost of $185,618 at June 30, 2010 and $199,744 at December 31, 2009)	186,436	197,319
Loans, less allowance for credit losses of $11,468 at June 30, 2010 and $10,200 at December 31, 2009	457,184	449,007
Bank premises and equipment, net	6,038	6,525
Other real estate owned	3,502	2,832
Bank owned life insurance	11,193	10,998
Federal Home Loan Bank stock	3,050	3,140
Goodwill	23,577	23,577
Core deposit intangibles	1,405	1,612
Accrued interest receivable and other assets	19,440	21,798
Total assets	$755,989	$765,488
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$143,556	$159,630
Interest bearing	487,753	480,537
Total deposits	631,309	640,167
Short-term borrowings	10,000	5,000
Long-term debt	4,000	14,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	10,074	9,943
Total liabilities	660,538	674,265
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized;
Series A, no par value, 7,000 issued and outstanding	6,841	6,819
Series B, no par value, issued and outstanding none at June 30, 2010 and 1,359 at December 31, 2009	—	1,317
Common stock, no par value; 80,000,000 authorized; issued and outstanding 9,362,016 at June 30, 2010 and 8,949,754 at December 31, 2009	39,590	37,611
Retained earnings	48,530	46,931
Accumulated other comprehensive income (loss), net of tax	490	(1,455)
Total shareholders’ equity	95,451	91,223
Total liabilities and shareholders’ equity	$755,989	$765,488

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except earnings per share amounts)	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$6,927	$7,515	$13,705	$15,055
Interest on Federal funds sold	1	3	1	14
Interest and dividends on investment securities:
Taxable	1,364	2,128	3,017	4,339
Exempt from Federal income taxes	759	806	1,516	1,513
Total interest income	9,051	10,452	18,239	20,921
INTEREST EXPENSE:
Interest on deposits	983	1,499	2,036	3,281
Interest on junior subordinated deferrable interest debentures	25	36	48	77
Other	113	169	239	330
Total interest expense	1,121	1,704	2,323	3,688
Net interest income before provision for credit losses	7,930	8,748	15,916	17,233
PROVISION FOR CREDIT LOSSES	1,000	2,500	1,600	4,417
Net interest income after provision for credit losses	6,930	6,248	14,316	12,816
NON-INTEREST INCOME:
Service charges	863	858	1,724	1,678
Appreciation in cash surrender value of bank owned life insurance	98	97	195	195
Loan placement fees	76	75	104	121
Net realized gains on sales and calls of investment securities	30	62	51	511
Total other-than-temporary impairment on available-for-sale-investment securities	(571)	—	18	—
Change in fair value recognized in other comprehensive income	(129)	—	(718)	—
Net other-than-temporary impairment loss on available-for-sale investment securities	(700)	—	(700)	—
Federal Home Loan Bank dividends	2	—	4	—
Gain on sale and disposal of equipment	—	—	5	—
Other income	378	309	698	634
Total non-interest income	747	1,401	2,081	3,139
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,837	3,642	7,584	7,330
Occupancy and equipment	988	944	1,914	1,889
Regulatory assessments	306	642	606	1,010
Data processing expense	282	374	568	646
Advertising	183	184	375	369
Audit and accounting fees	114	111	228	228
Legal fees	167	72	289	164
Other real estate owned	127	16	441	16
Amortization of core deposit intangibles	103	103	207	207
Loss on sale of assets	—	—	—	—
Other expense	1,035	1,041	2,134	2,110
Total non-interest expenses	7,142	7,129	14,346	13,969
Income before provision for income taxes	535	520	2,051	1,986
PROVISION FOR INCOME TAXES	31	56	255	263
Net income	$504	$464	$1,796	$1,723

Net income	$504	$464	$1,796	$1,723
Preferred stock dividends and accretion	99	135	198	184
Net income available to common shareholders	$405	$329	$1,598	$1,539

Net income per common share:
Basic earnings per share	$0.04	$0.04	$0.18	$0.20
Weighted average common shares used in basic computation	9,131,753	7,651,918	9,051,168	7,647,128
Diluted earnings per share	$0.04	$0.04	$0.17	$0.20
Weighted average common shares used in diluted computation	9,210,838	7,760,014	9,148,724	7,765,519

See notes to unaudited consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,796	$1,723
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	184	110
Depreciation	638	694
Accretion	947	395
Amortization	(559)	(1,401)
Stock-based compensation	113	149
Tax benefit from exercise of stock options	(25)	(8)
Provision for credit losses	1,600	4,417
Net other than temporary impairment losses on investment securities	700	—
Net realized gains on sales and calls of available-for-sale investment securities	(51)	(511)
Net gain on sale and disposal of equipment	(5)	—
Increase in bank owned life insurance, net of expenses	(195)	(190)
Write down of other real estate owned	283	—
Net decrease (increase) in accrued interest receivable and other assets	1,612	(143)
Net decrease in prepaid FDIC Assessments	501	—
Net increase (decrease) in accrued interest payable and other liabilities	131	(1,204)
Provision for deferred income taxes	(1,028)	(8)
Net cash provided by operating activities	6,642	4,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(15,758)	(25,490)
Purchases of held-to-maturity investment securities	—	(3)
Proceeds from sales or calls of available-for-sale investment securities	15,698	23,620
Proceeds from maturity of available-for-sale investment securities	156	2,885
Proceeds from principal repayments of available-for-sale investment securities	13,200	16,872
Proceeds from principal repayments of held-to-maturity investment securities	—	1,500
Net decrease (increase) in interest bearing deposits in other banks	7,301	(100)
Net increase in loans	(13,095)	(13,266)
Proceeds from sale of other real estate owned	2,181	—
Purchases of premises and equipment	(151)	(359)
FHLB stock redeemed	90	—
Proceeds from bank owned life insurance	—	430
Proceeds from sale of premises and equipment	5	—
Net cash provided by investing activities	9,627	6,089

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	10,262	(19,997)
Net (decrease) increase in time deposits	(19,120)	6,658
Proceeds from issuance of Series A Preferred Stock and warrants	—	7,000
Proceeds from short-term borrowings from Federal Home Loan Bank	—	10,000
Repayments of short-term borrowings to Federal Home Loan Bank	(5,000)	—
Repayments of borrowings from other financial institutions	—	(6,368)
Proceeds from exercise of stock options	524	97
Tax benefit from exercise of stock options	25	8
Cash paid for preferred stock dividends	(175)	(102)
Net cash used in financing activities	(13,484)	(2,704)
Increase in cash and cash equivalents	2,785	7,408
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,136	19,518
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,921	$26,926
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$2,518	$3,930
Income taxes	$301	$450
Non-Cash Investing Activities:
Net pre-tax change in unrealized gain (losses) on available-for-sale investment securities	$3,243	$(3,453)
Non-Cash Financing Activities:
Transfer of loans to other real estate owned	$3,134	$2,550
Accrued preferred stock dividends	$44	$44

See notes to unaudited  consolidated financial statements

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position and shareholders’ equity at June 30, 2010 and December 31, 2009, and the results of its operations for the three and six month interim periods ended June 30, 2010 and June 30, 2009 and its cash flows for the six month interim periods ended June 30, 2010 and June 30, 2009 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2010 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 5: Fair Value Measurements. These new disclosure requirements were adopted by the Company in the first quarter of 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010 and they did not have a material impact on its financial condition or results of operations.  Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard expands disclosures about credit quality of financing receivables and the allowance for loan losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans. The Company will adopt the standard beginning with our December 31, 2010 financial statements. This standard will not have an impact on the Company’s financial position or results of operations.

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

Note 2.  Share-Based Compensation

On June 30, 2010, the Company has three stock-based compensation plans which are described below.

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

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan for which 593,804 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements and 15,091 remain reserved for future grants as of June 30, 2010.  The plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 43,000 shares reserved for issuance for options already granted to employees and 433,000 remain reserved for future grants as of June 30, 2010.   The plan requires that the exercise price may not be less than 100% of the market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

For the six month periods ended June 30, 2010 and 2009, the compensation cost recognized for stock option compensation was $113,000  and $149,000, respectively.  For the quarter ended June 30, 2010 and 2009, compensation cost recognized was $57,000 and $72,000, respectively.  The recognized tax benefit for stock option compensation expense was $26,000 and $19,000, for the six month periods ended June 30, 2010 and 2009, respectively.  For the three month periods ended June 30, 2010 and 2009, recognized tax benefits were $13,000.

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

Options to purchase 1,000 shares of the Company’s common stock were issued in the first half of 2010 and in the same period of 2009, options to purchase 13,500 shares of the Company’s common stock were issued from the 2005 Plan at an exercise price equal to the fair market value at the grant date

A summary of the combined activity of the Plans for the six month period ended June 30, 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	789,934
Options granted	1,000	$5.30
Options exercised	(153,400)	$3.42
Options canceled	(730)	$9.49
Options outstanding at June 30, 2010	636,804	$7.49	3.51	$518
Options vested or expected to vest at June 30, 2010	578,054	$7.37	4.36	$476
Options exercisable June 30, 2010	546,316	$7.32	3.00	$507

The weighted-average grant-date fair value of options granted in the six month period ended June 30, 2010 and 2009 was $2.34 and $1.33 respectively.

The total intrinsic value of 153,400 options exercised in the six months ended June 30, 2010 was $340,000.  The intrinsic value of 22,522 options exercised in the six months ended June 30, 2009 was $18,000.

Cash received from options exercised for the six months ended June 30, 2010 was $524,000.  The actual tax benefit realized for the tax deductions from options exercised totaled $25,000 for six months ended June 30, 2010.

As of June 30, 2010, there was $341,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of two years.

Note 3. Earnings per share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, stock appreciation rights settled in stock or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company. There was no difference in the net income used in the calculation of basic earnings per share and diluted earnings per share for the Six month periods ended June 30, 2010 and 2009.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per share	Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands (except share and per share amounts)	2010	2009	2010	2009
Net Income	$504	$464	$1,796	$1,723
Less: Preferred stock dividends and accretion	99	135	198	184
Income available to common shareholders	$405	$329	$1,598	$1,539
Weighted average shares outstanding	9,131,753	7,651,918	9,051,168	7,647,128
Net income per share	$0.04	$0.04	$0.18	$0.20

Diluted Earnings Per share	Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands (except share and per share amounts)	2010	2009	2010	2009
Net Income	$504	$464	$1,796	$1,723
Less: Preferred stock dividends and accretion	99	135	198	184
Income available to common shareholders	$405	$329	$1,598	1,539
Weighted average shares outstanding	9,131,753	7,651,918	9,051,168	7,647,128
Effect of dilutive stock options	79,085	108,096	97,556	118,391
Weighted average shares of common stock and common stock equivalents	9,210,838	7,760,014	9,148,724	7,765,519
Net income per diluted share	$0.04	$0.04	$0.17	$0.20

Note 4.  Investments

The investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities and are classified  available-for-sale.  As of June 30, 2010, $126,295,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.  Total investments were $186,436,000 at June 30, 2010 compared to $197,319,000 at December 31, 2009, a decrease of $10,883,000, or 5.5%.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $818,000 at June 30, 2010 compared to an unrealized loss of $2,425,000 at December 31, 2009.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

	June 30, 2010
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Government agencies	$223	$8	$—	$231
Obligations of states and political subdivisions	69,083	3,640	(556)	72,167
U.S. Government agencies collateralized by mortgage obligations	82,452	1,622	(148)	83,926
Other collateralized mortgage obligations	25,714	268	(4,215)	21,767
Corporate debt securities	500	16	—	516
Other equity securities	7,646	183	—	7,829
	$185,618	$5,737	$(4,919)	$186,436

	December 31, 2009
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Government agencies	$353	$10	$—	$363
Obligations of states and political subdivisions	68,708	3,050	(946)	70,812
U.S. Government agencies collateralized by mortgage obligations	85,530	1,283	(858)	85,955
Other collateralized mortgage obligations	36,280	403	(5,413)	31,270
Corporate debt securities	1,228	86	—	1,314
Other equity securities	7,645	—	(40)	7,605
	$199,744	$4,832	$(7,257)	$197,319

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt Securities:
Obligations of states and political subdivisions	$5,717	$(111)	$4,487	$(445)	$10,204	$(556)
U.S. Government agencies collateralized by mortgage obligations	19,807	(148)	226	—	20,033	(148)
Other collateralized mortgage obligations	1,103	(9)	16,081	(4,206)	17,184	(4,215)
	$26,627	$(268)	$20,794	$(4,651)	$47,421	$(4,919)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt Securities:
Obligations of states and political subdivisions	$9,001	$(295)	$4,911	$(651)	$13,912	$(946)
U.S. Government agencies collateralized by mortgage obligations	40,691	(856)	331	(2)	41,022	(858)
Other collateralized mortgage obligations	3,474	(446)	19,878	(4,967)	23,352	(5,413)
Other securities	7,605	(40)	—	—	7,605	(40)
	$60,771	$(1,637)	$25,120	$(5,620)	$85,891	$(7,257)

As of June 30, 2010, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2010 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2010 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  In addition, management reviewed all private label residential mortgage backed securities (PLRMBS) at June 30, 2010.

For those bonds that met the evaluation criteria management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed based on the rating.  The evaluation for PLRMBS also includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the best estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of June 30, 2010.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.  In addition for those PLRMBS that were rated below investment grade, management contracted with a third party evaluation specialist to determine if a credit loss existed.

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

The unrealized losses associated with private residential PLRMBS are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include home price depreciation, default rates, severities, discount rates and prepayment rates.  Losses are estimated to a security by forecasting the underlying mortgage loans in each transaction.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), the Company expects to recover the entire amortized cost basis of these securities, with the exception of certain securities for which OTTI was recorded.

At June 30, 2010, the Company had a total of 42 PLRMBS with a remaining principal balance of $21,767,000 and a net unrealized loss of approximately $3,947,000.  15 of these securities account for $4,215,000 of the unrealized loss at June 30, 2010 offset by 27 of these securities with gains totaling $268,000.  12 of these PLRMBS with a remaining principal balance of $17, 328,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.  Based on the analyses performed, eight PLRMBS with a remaining principal balance of $17,044,000 were considered to be other than temporarily impaired at June 30, 2010 for which we recorded an OTTI charge of $700,000 was recorded against earnings.  This charge was taken to reflect ongoing and increasing deterioration of credit quality and increasing loss severities of the underlying mortgages. However, the cumulative unrealized loss on these securities decreased during the three and six months ended June 30, 2010 primarily due to a declining interest rate environment. This unrealized gain was recognized in other comprehensive income and is also presented in the income statement as a component of non-interest income in the presentation of other-than-temporary impairment losses.

Investment securities as of June 30, 2010 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized (Loss) or Gain	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$3,322	$2,682	$(640)	CC	Fitch	13.61	23.69	50.00	97.25	5.53
RAST	2,913	2,144	(769)	C	Fitch	12.59	24.63	56.78	98.50	1.55
CWALT 1	1,092	826	(266)	CC	Fitch	12.90	26.60	58.35	100.73	7.81
CWALT 2	465	406	(59)	CC	Fitch	12.01	26.66	55.13	101.38	7.03
CWALT 3	2,494	2,173	(321)	CCC	S&P	10.39	22.07	46.08	100.25	10.16
FHAMS	2,714	2,265	(449)	CC	Fitch	14.17	18.89	50.00	95.00	3.37
CHASE	322	320	(2)	CC	Fitch	19.05	17.88	43.87	93.25	4.94
CWHL	192	194	2	BB-	S&P	15.58	10.06	22.01	97.42	7.24
GSR	2,712	2,371	(341)	CC	Fitch	14.05	19.04	47.23	96.25	4.34
CONHE	98	94	(4)	BB+	S&P	2.90	16.3	40.00	86.39	0.006
BOAA 2	214	172	(42)	BB	Fitch	7.93	9.38	51.75	97.25	5.70
RAMP	790	782	(8)	BB	S&P	17.95	2.14	29.49	105.69	17.63
TOTALS	$17,328	$14,429	$(2,899)

The following table provides a roll forward as of June 30, 2010 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

(Dollars in thousands)	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Balance, December 31, 2009	$300	$—	$300
Charges on Securities for which OTTI was not previously recognized	700	3,068	3,768
Realized losses for securities sold	(300)	—	(300)
Balance, June 30, 2010	$700	$3,068	$3,768

Note  5.  Fair Value Measurements

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$16,171	$16,171	$13,857	$13,857
Interest-earning deposits in other banks	27,243	27,243	34,544	34,544
Federal funds sold	750	750	279	279
Available-for-sale investment securities	186,436	186,436	197,319	197,319
Loans, net	457,184	456,095	449,007	460,238
Bank owned life insurance	11,193	11,193	10,998	10,998
FHLB stock	3,050	3,050	3,140	3,140
Accrued interest receivable	3,286	3,286	3,608	3,608

Financial liabilities:
Deposits	$631,309	$632,739	$640,167	$641,279
Short-term borrowings	10,000	10,000	5,000	5,000
Long-term debt	4,000	4,408	14,000	14,487
Junior subordinated defer-rable interest debentures	5,155	5,155	5,155	5,155
Accrued interest payable	458	458	416	416

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2010:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities	$186,436	$18	$178,607	$7,811

Fair values for available-for-sale investment securities, which include debt securities of U.S. Governmental agencies and obligations of states and political subdivisions, are based on quoted market prices for similar securities.  The securities in Level 3 are not actively traded therefore the pricing is internally calculated using matrix pricing.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows.

	Available-for-sale Investment Securities
	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2010	June 30, 2010
Beginning balance	$8,437	$14,097
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	235	248
Included in other comprehensive income	24	316
Purchases, sales and principal payments	(885)	(3,772)
Transfers in and/or out of Level 3	—	(3,078)
Ending balance	$7,811	$7,811

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the three month period ended June 30, 2010 totaled $30,000 and were included in other revenue.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2010 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$10,130	$—	$—	$10,130	$(1,611)
Other real estate owned	3,502	—	—	3,502	—
Total assets and liabilities measured at fair value on a non-recurring basis	$13,632	$—	$—	$13,632	$(1,611)

The fair value of impaired loans and other real estate owned is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. There were no changes in valuation techniques used during the three months ended June 30, 2010 or the year ended December 31, 2009.

Impaired loans had a principal balance of $12,428,000 with a related valuation allowance of $2,298,000 at June 30, 2010. The valuation allowance is reflected specific allocations of the allowance for credit losses for impaired loans.

The fair value of real estate is based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell.  Other real estate owned is periodically reviewed to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated selling costs.  Fair value of other real estate properties was $3,502,000 at June 30, 2010.

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

Note 6.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2010 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.  Management engaged an independent valuation specialist to perform our annual impairment test in the third quarter of 2009 and no impairment was recorded.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the second quarter of 2010, so goodwill was not required to be retested.

The intangible assets at June 30, 2010 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at June 30, 2010 was $1,405,000 net of $1,495,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the second quarter of 2010.  Management engaged an independent valuation specialist to perform our annual impairment test on core deposit intangibles in the third quarter of 2009 and determined no impairment was necessary.  Amortization expense recognized was $103,000 for the three month periods ended June 30, 2010 and 2009 and $207,000 for the six months period ended June 30, 2010 and 2009.

Note 7. Comprehensive Income

Total comprehensive income (loss) for the six months ended June 30, 2010 and 2009 totaled $3,741,000 and ($1,750,000) respectively.  Comprehensive income (loss) is comprised of unrealized gains (losses), net of taxes, on available-for-sale investment securities, which were $1,218,000 and ($1,359,000) for the three months ended June 30, 2010 and 2009, respectively, together with net income.

At June 30, 2010 and December 31, 2009, accumulated other comprehensive loss totaled $490,000 and ($1,455,000), respectively, and is reflected, net of taxes, as a component of shareholders’ equity.

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

Commitments to extend credit amounting to $120,147,000 and $131,139,000 were outstanding at June 30, 2010 and December 31, 2009, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $68,352,000 and $81,125,000 at June 30, 2010 and December 31, 2009, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $6,067,000 and $6,661,000 as of June 30, 2010 and December 31, 2009, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $265,000 and $240,000 were outstanding at June 30, 2010 and December 31, 2009, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2010 and December 31, 2009.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 9.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of June 30, 2010, no valuation allowance was deemed necessary.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.   The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.   There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2010.

Note 10.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

June 30, 2010

Amount	Rate	Maturity Date
	(Dollars in thousands)
$5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 13, 2013

14,000
(10,000)	Less short-term portion
$4,000	Long-term debt

December 31, 2009

Amount	Rate	Maturity Date
	(Dollars in thousands)
$5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 13, 2013
19,000
(5,000)	Less short-term portion
$14,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $32,642,000 and $45,239,000, and market values totaling $35,956,000 and $44,808,000 at June 30, 2010 and December 31, 2009, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of June 30, 2010 and December 31, 2009, the Company had no Federal funds purchased.

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

This discussion should be read in conjunction with our unaudited  consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Second Quarter of 2010

In the second quarter of 2010, our consolidated net income was $504,000 compared to net income of $464,000 for the same period in 2009.  Diluted EPS was $0.04 for the second quarter of June 30, 2010 compared to $0.04 for the same period in 2009.  The increase in net income was primarily due to decreases in the provision for credit losses, offset by decreases in net interest income and non-interest income, and an increase in non-interest expenses. The provision for credit losses was $1,000,000 for the second quarter of 2010 compared to $2,500,000 for the second quarter of 2009, a decrease of $1,500,000.   Net interest income decreased $818,000 or 9.4%.  The yield on average total interest-earning assets decreased 80 basis points comparing the three month period ended June 30, 2010 to the same period in 2009 while interest rates on deposits decreased 45 basis points resulting in a 45 basis point decrease in net interest margin.   Net interest margin was 5.06% for the three months ended June 30, 2010 compared to 5.51% for the same period in 2009.  Non-interest income decreased $654,000 or 46.7% primarily due to an increase in other-than-temporary impairment charges of $700,000, and non-interest expense had a slight increase of $13,000 or 0.18% in the three months ended June 30, 2010 compared to 2009.

Annualized return on average equity for the second quarter of 2010 was 2.11% compared to 2.28% for the same period in 2009.  Total average equity was $95,512,000 for the second quarter 2010 compared to $81,537,000 for the second quarter 2009.  Equity increased primarily due to capital raised from the private sale of equity in the later part of 2009 to certain accredited investors who purchased preferred and common shares of the Company for a total of $8,000,000.  Net income included in retained earnings and a decrease in other comprehensive loss also contributed to the growth in capital.

First Six Months of 2010

For the six months ended June 30, 2010, our consolidated net income was $1,796,000 compared to net income of $1,723,000 for the same period in 2009.  Diluted EPS was $0.17 for the first six months of 2010 compared to $0.20 for the first six months of 2009.  The increase in net income was primarily due to a decrease in the provision for loan losses offset by decreases in net interest income and non-interest income as well as an increase in non-interest expenses.  During the six month period ended June 30, 2010 our net interest margin decreased 35 basis points to 5.02%.  Net interest income decreased $1,317,000 or 7.6%.  Non-interest income decreased $1,058,000 or 33.7.0%, provision for credit losses decreased $2,817,000 and non-interest expense increased $377,000 in the first six months of 2010 compared to 2009.

Annualized return on average equity for the six months ended June 30, 2010 was 3.80% compared to 4.21% for the same period in 2009.  Annualized return on average assets for the six months ended June 30, 2010 was 0.48% compared to 0.46% for the same period in 2009.  Total average equity was $94,422,000 for the six months ended June 30, 2010 compared to $81,819,000 for the same period in 2009.  Equity increased primarily due to capital raised from the private sale of equity in the later part of 2009 to certain accredited investors who purchased preferred and common shares of the Company for a total of $8,000,000.  Net income included in retained earnings and a decrease in other comprehensive loss also contributed to the growth in capital.

Our average total assets decreased $3,900,000 or 0.52% in the first half of 2010 compared to the first half of 2009.  Total average interest-earning assets decreased $5,582,000 or 0.83% comparing the first half of 2010 to the first half of 2009.  Average total loans decreased $33,473,000 or 6.9% while average total investments increased $31,128,000 or 16.1% in the six month period ended June 30, 2010 compared to the same period in 2009.  Average interest-bearing liabilities decreased only $8,679,000 or 1.7% over the same period.

Our net interest margin for the first six months ended June 30, 2010 was 5.02% compared to 5.37% for the same period in 2009.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 75 basis points to 5.72% for the six month period ended June 30, 2010 compared to 6.47% for the same period in 2009.  For the six months ended June 30, 2010, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 214 basis points and the effective yield on loans decreased 9 basis points.  The cost of total interest-bearing liabilities decreased 53 basis points to 0.93% compared to 1.46% for the same period in 2009. The cost of total deposits, including noninterest bearing accounts decreased 40 basis points to 0.65% for the six months ended June 30, 2010 compared to 1.05% for the same period in 2009.

Net interest income for the first half of 2010 was $15,916,000 compared to $17,233,000 for the same period in 2009, a decrease of $1,317,000 or 7.6%.  Net interest income decreased as a result of the decrease in net interest margin as discussed above and a decrease in earning assets.  The Bank had non-accrual loans totaling $14,994,000 at June 30, 2010, compared to $18,959,000 at December 31, 2009 and $14,524,000 at June 30, 2009.  The Company had other real estate owned at June 30, 2010 totaling $3,502,000, compared to $2,832,000 at December 31, 2009, and $2,550,000 at June 30, 2009.

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

At June 30, 2010, we had total loans of $468,652,000, total assets of $755,989,000, total deposits of $631,309,000, and shareholders’ equity of $95,451,000.

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

The Bank is participating in the FDIC Transaction Account Guarantee Program (TAG) under which all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. On June 28, 2010, the FDIC adopted a final rule extending TAG for six months to December 31, 2010 with the possibility of an additional extension not to exceed December 31, 2011 without further rulemaking.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raises the current standard maximum deposit insurance amount to $250,000 and extended unlimited FDIC deposit insurance to qualifying noninterest-bearing transaction accounts for two years beginning December 31, 2010.

Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. As a participant in TAG, the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.

The Bank operates 16 branches which serve the communities of Clovis, Fresno, Kerman, Lodi, Madera, Merced, Oakhurst, Prather, Sacramento, Stockton, and Tracy, California; and a loan production office which serves the Modesto, California community.   Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California.  According to the June 30, 2009 FDIC data, the Bank’s branches in Fresno, Madera and San Joaquin Counties had a 3.50% combined deposit market share of all depositories including credit unions, thrifts, and savings banks.

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

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average equity (ROE).  Our annualized ROE was 3.80% for the six months ended June 30, 2010 compared to 3.10 % for the year ended December 31, 2009 and 4.21% for the six months ended June 30, 2009.  Our net income for the six months ended June 30, 2010 increased $73,000 or 4.2% to $1,796,000 compared to $1,723,000 for the six months ended June 30, 2009. Net income increased due to decreases in the provision for credit losses offset by decreases in net interest income and non-interest income, and an increase in non-interest expenses.  Net interest margin (NIM) decreased 35 basis points comparing the three month periods ended June 30, 2010 and 2009.   Diluted EPS was $0.17 for the six months ended June 30, 2010 and $0.20 for the same period in 2009.

Return on Average Assets

Our return on average assets (ROA) is a measure we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2010 was 0.48% compared to 0.34% for the year ended December 31, 2009 and 0.46% for the six months ended June 30, 2009.  The increase in ROA compared to December 2009 is due to the increase in net income relative to total average assets.  Average assets for the six months ended June 30, 2010 were $750,038,000 compared to $752,509,000 for the year ended December 31, 2009.  ROA for our peer group was (0.20%) at March 31, 2010.  Peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $1 billion.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 5.02% for the first half of June 30, 2010, compared to 5.37 % for the same period in 2009.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  In comparing the two periods, the effective yield on total earning assets decreased 75 basis points, while the cost of total interest bearing liabilities decreased 53 basis points and the cost of total deposits decreased 40 basis points.  The Company’s total cost of deposits for first half of June 30, 2010 was 0.65% compared to 1.05% for the same period in 2009.  At June 30, 2010, 23.3% of the Company’s average deposits were non-interest bearing compared to 23.0% for the Company’s peer group as of March 31, 2010.  Net interest income for the first half of 2010 was $15,916,000 compared to $17,233,000 for the same period in 2009.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities.  Non-interest income for the six months ended June 30, 2010 decreased $1,058,000 or 33.7% to $2,081,000 compared to $3,139,000 for the six months ended June 30, 2009.  The decrease is mainly due to a $700,000 other than-temporary impairment loss related to our investment portfolio and a $460,000 decrease in gains from sales and calls of investment securities.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of non-performing assets as a percentage of total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $14,994,000 or 3.2% of total loans as of June 30, 2010 and $18,959,000 or 4.13% of total loans at December 31, 2009.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had $3,502,000 in other real estate owned at June 30, 2010 and $2,832,000 at December 31, 2009.  The Company held collateralized mortgage obligations with credit ratings below investment grade totaling $17,751,000 at June 30, 2010 and $24,230,000 at December 31, 2009.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased slightly by 1.2% during the six months ended June 30, 2010 to $755,989,000 compared to $765,488,000 as of December 31, 2009.  Total gross loans decreased 2.1% to $468,652,000 as of June 30, 2010 compared to $459,207,000 as of December 31, 2009.  Total deposits decreased 1.4% to $631,309,000 as of June 30, 2010 compared to $640,167,000 as of December 31, 2009.  Our loan to deposit ratio at June 30, 2010 was 74.2% compared to 71.7% at December 31, 2009.  The loan to deposit ratio of our peers was 84.24% at March 31, 2010.  Further discussion of loans and deposits is below.

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

At June 30, 2010, we had a total risk-based capital to risk-weighted assets ratio of 14.24%, a Tier 1 risk-based capital ratio of 12.96% and a Tier 1 leverage ratio of 9.94%.  At December 31, 2009, we had a total risk-based capital to risk-weighted assets ratio of 13.54%, a Tier 1 risk-based capital ratio of 12.28% and a Tier 1 leverage ratio of 9.30%.  At June 30, 2010, on a stand-alone basis, the Bank had a total risk-based capital ratio of 14.05%, a Tier 1 risk based capital ratio of 12.77% and a Tier 1 leverage ratio of 9.80%.  At December 31, 2009, the Bank had a total risk-based capital ratio of 13.38%, a Tier 1 risk based capital ratio of 12.12% and a Tier 1 leverage ratio of 9.20%.   The improvement in 2010 is due to an increase in risk adjusted capital that was relatively greater than the growth in risk weighted assets and average assets.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense divided by net interest income plus non-interest income, excluding gains from sales of securities) was 73.5% for the first six months of 2010 compared to 69.3% for the first six months of 2009.  The deterioration in the efficiency ratio is due to a decrease in net interest income and non-interest income as well as an increase in operating expenses.

The Company’s net interest income before provision for credit losses plus non-interest income decreased 11.7% to $17,997,000 for the first six months of 2010 compared to $20,372,000 for the same period in 2009, while operating expenses increased 2.7% to $14,346,000 from $13,969,000 for the same period in 2009.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $39,000,000 and secured borrowing lines of approximately $113,845,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Six Months of 2010 Compared to the Six Months Ended June 30, 2009:

Net income increased to $1,796,000 for the six months ended June 30, 2010 compared to $1,723,000 for the six months ended June 30, 2009.  Basic earnings per share were $0.18 and $0.20 for the six months ended June 30, 2010 and 2009, respectively.  Diluted earnings per share were $0.17 for the six months ended June 30, 2010 and $0.20 for the same period in 2009.  Annualized ROE was 3.80% for the six months ended June 30, 2010 compared to 4.21% for the six months ended June 30, 2009.  Annualized ROA for the six months ended June 30, 2010 was 0.48% compared to 0.46% for the six months ended June 30, 2009.

Net income for the six months ended June 30, 2010 compared to the same period in the prior year increased due mainly to decreases in the provision for credit losses offset by decreases in net interest income and non-interest income, and an increase in non-interest expenses.  Net interest income decreased due to a decrease in the yield on our investment securities and a decrease in earning assets.  The decrease in non-interest income is due to a decrease in realized gains on sales of securities and an other-than-temporary loss on investment securities.  Non-interest expenses increased primarily due to the write down to fair value of one OREO property.   Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$30,694	$39	0.25%	$1,196	$5	0.84%
Securities
Taxable securities	128,102	2,978	4.65%	118,943	4,334	7.29%
Non-taxable securities (1)	64,689	2,297	7.10%	62,980	2,292	7.28%
Total investment securities	192,791	5,275	5.47%	181,923	6,626	7.28%
Federal funds sold	898	1	0.22%	10,136	14	0.28%
Total securities	224,383	5,315	4.74%	193,255	6,645	6.88%
Loans (2) (3)	437,768	13,705	6.31%	474,456	15,055	6.40%
Federal Home Loan Bank stock	3,118	4	—	3,140	—	—
Total interest-earning assets	665,269	$19,024	5.72%	670,851	$21,700	6.47%
Allowance for credit losses	(10,601)			(7,665)
Nonaccrual loans	17,162			13,947
Other real estate owned	2,808			2,038
Cash and due from banks	15,657			18,357
Bank premises and equipment	6,268			6,722
Other non-earning assets	53,475			49,688
Total average assets	$750,038			$753,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$141,383	$274	0.39%	$130,370	$452	0.70%
Money market accounts	152,579	558	0.74%	131,539	668	1.02%
Time certificates of deposit, under $100,000	63,927	406	1.28%	87,588	877	2.02%
Time certificates of deposit, $100,000 and over	124,251	798	1.30%	125,916	1,284	2.06%
Total interest-bearing deposits	482,140	2,036	0.85%	475,413	3,281	1.39%
Other borrowed funds	20,122	287	2.88%	35,528	407	2.31%
Total interest-bearing liabilities	502,262	$2,323	0.93%	510,941	$3,688	1.46%
Non-interest bearing demand deposits	146,642			153,995
Other liabilities	6,712			7,183
Shareholders’ equity	94,422			81,819
Total average liabilities and shareholders’ equity	$750,038			$753,938
Interest income and rate earned on average earning assets		$19,024	5.72%		$21,700	6.47%
Interest expense and interest cost related to average interest-bearing liabilities		2,323	0.93%		3,688	1.46%
Net interest income and net interest margin (4)		$16,701	5.02%		$18,012	5.37%

(1)          Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $781 and $779 in 2010 and 2009 respectively.

(2)   Loan interest income includes loan fees of $226 in 2010 and $274 in 2009

(3)   Average loans do not include non-accrual loans.

(4)   Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $1,350,000 or 9.0% in the first six months of 2010 compared to the same period in 2009.  Average total loans, including non-accrual loans, for the first six months of 2010 decreased $33,473,000 or 6.9% to $454,930,000 compared to $488,403,000for the same period in 2009.  The yield on average total loans decreased 9 basis points to 6.31% for the first six months of 2010 compared to 6.40% for the same period in 2009.  The lower yield is attributed to the sustained low interest rate environment.  In addition to the decline in yield, loan yields for 2010 reflect an increase in the balance of average nonaccrual loans.  We have been successful in implementing interest rate floors on many of our new adjustable rate loans to partially offset the effects of the decrease in the prime interest rate experienced in the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $1,332,000 in the first six months of 2010 to $4,534,000 compared to $5,866,000, for the same period in 2009.  The decrease is attributed to lower yields on the portfolio.  The yield on average investments decreased 214 basis points to 4.74% for the six month period ended June 30, 2010 compared to 6.88% for the same period in 2009. We experienced a decrease in yield in our investment securities in 2010 due to purchases of lower yielding debt securities.   In 2009 we experienced large prepayments on CMOs which created more accretion resulting in increased income.  Additionally, several CMO bonds with higher yields were called in 2009.  In 2010 we are holding higher levels of deposits with the Federal Reserve Bank of San Francisco which have lower yields.  Average total investments for the first six months of 2010 increased $31,083,000 or 16.1% to $224,338,000 compared to $193,255,000 for the same period in 2009.  Income from investments represents 28.5% of net interest income for the first six months of 2010 compared to 34.0% for the same period in 2009.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2010, we held $105,693,000 or 56.7% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 4.68%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net of tax effect value of the change in fair value of the available-for-sale investment portfolio was a gain of $490,000 at June 30, 2010 and is reflected in the Company’s equity.  At June 30, 2010, the average life of the investment portfolio was 8.2 years and the fair value reflected a pre-tax gain of $818,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI) and recorded a $700,000 OTTI loss for the six months ended June 30, 2010.  Refer to Note 4 of the Notes to Consolidated Financial Statements for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2010, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $17,378,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $11,473,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the first six months of 2010 decreased $2,682,000 or 12.8% to $18,239,000 compared to $20,921,000 for the six months ended June 30, 2009.  The decrease was due to the 75 basis point decrease in the tax equivalent yield on average interest earning assets and the decrease in average interest earning assets.  The yield on interest earning assets decreased to 5.72% for the six months ended June 30, 2010 from 6.47% for the six months ended June 30, 2009.  Average interest earning assets decreased to $665,269,000 for the six months ended June 30, 2010 compared to $670,851,000 for the six months ended June 30, 2009.  The $5,582,000 decrease in average earning assets can be attributed to the $36,688,000 decrease in loans offset by a $31,128,000 increase in total investments.

Interest expense on deposits for the six months ended June 30, 2010 decreased $1,245,000 or 38.0% to $2,036,000 compared to $3,281,000 for the six months ended June 30, 2009.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 54 basis points to 0.85% for the six months ended June 30, 2010 from 1.39% in 2009 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 1.4% or $6,727,000 to $482,140,000 for the six months ended June 30, 2010 compared to $475,413,000 for the same period ended June 30, 2009.

Average other borrowed funds decreased $15,406,000 or 43.4% to $20,122,000 with an effective rate of 2.88% for the six months ended June 30, 2010 compared to $35,528,000 with an effective rate of 2.31% for the six months ended June 30, 2009.  As a result, total interest expense on other borrowed funds decreased $120,000 to $287,000 for the six months ended June 30, 2010 from $407,000 for the six months ended June 30, 2009.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The effective rate of the FHLB advances was 3.20% for the six month period ended June 30, 2010.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.   The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.6%.  The rate at June 30, 2010 was 1.90%.  See the section on Financial Condition for more detail.

The cost of all of our interest-bearing liabilities decreased 53 basis points to 0.93% for the six month period ended June 30, 2010 compared to 1.46% for 2009 while the cost of total deposits decreased to 0.65% for the six month period ended June 30, 2010 compared to 1.05% for same period in 2009.  Average demand deposits decreased 4.8% to $146,642,000 in 2010 compared to $153,995,000 for 2009.  The ratio of demand deposits to total deposits decreased to 23.3% in the first half of 2010 compared to 24.5% for 2009.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2010 decreased by $1,317,000 or 7.6% to $15,916,000 compared to $17,233,000 for the six months ended in 2009.  The decrease was due to the 35 basis point decrease in our net interest margin and the decrease in average interest earning assets.  Average interest earning assets were $665,269,000 for the six months ended June 30, 2010 with a net interest margin of 5.02% compared to $670,851,000 with a net interest margin of 5.37% for the six months ended June 30, 2009.  The $5,582,000 decrease in average earning assets can be attributed to the $36,688,000 decrease in loans offset by a $31,128,000 increase in total investments.    Average interest bearing liabilities decreased 1.7% to $502,262,000 for the six months ended June 30, 2010 compared to $510,941,000 for the same period in 2009.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	June 30, 2010	% of Total Loans	December 31, 2009	% of Total Loans

Commercial and industrial	$2,739	23.6%	$2,861	24.7%
Agricultural land and production	633	10.8%	708	7.8%
Real estate	5,035	50.2%	3,813	49.4%
Real estate - construction and other land loans	662	5.8%	836	7.9%
Equity loans and lines of credit	764	7.5%	334	7.8%
Consumer and installment	486	2.0%	423	2.3%
Other	78	0.1%	48	0.1%
Unallocated reserves	1,071		1,177
Total allowance for credit losses	$11,468		$10,200

The unallocated reserves as of June 30, 2010 are principally due to qualitative and quantitative factors (Q factors).   Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first six months of 2010 were $1,600,000 compared to $4,417,000 for the same period in 2009.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the six months ended June 30, 2010, the Company had net charge offs totaling $332,000 compared $3,048,000 for the same period in 2009.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and a decrease in our nonperforming loans.  In addition, recoveries of previously charged off loan balances during the quarter ended June 30, 2010 were $339,000.

Nonperforming loans were $14,994,000 and $18,959,000 at June 30, 2010 and December 31, 2009, respectively and $14,524,000 at June 30, 2009.  Nonperforming loans as a percentage of total loans were 3.20% at June 30, 2010 compared to 4.13% at December 31, 2009 and 2.95% at June 30, 2009.  Other real estate owned at June 30, 2010 was $3,502,000, net of a valuation allowance of $270,000, compared to $2,832,000, net of a valuation allowance of $356,000, at December 31, 2009, and $2,550,000 at June 30, 2009.

The annualized net charge off ratio, which reflects net charge-offs to average loans for the six months ended June 30, 2010, was 0.15% compared to 1.25% for the same period in 2009.  The annual net charge off ratios for 2009, 2008, and 2007 were 1.56%, 0.20% and 0.12%, respectively.

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

As of June 30, 2010, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $14,316,000 for the six month period ended June 30, 2010 and $12,816,000 for the same period in 2009.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $2,081,000 for the six months ended June 30, 2010 compared to $3,139,000 for the same period ended June 30, 2009.  The $1,058,000 or 33.7% decrease in non-interest income was primarily due to decreases in gains on sales and calls of investment securities and an other-than-temporary impairment write down on certain investment securities, offset by increases in customer service charges and other income.

During the first six months of 2010, we realized net gains on sales and calls of investment securities of $51,000 compared to $511,000 for the same period in 2009.  In 2009, investment securities that had been marked to market when we acquired Service 1st were subsequently called at par value resulting in gains.  For the six month period ended June 30, 2010, we realized a $700,000 other-than-temporary impairment write down on certain investment securities.  See Footnote 4 for more detail.

Customer service charges increased $46,000 or 2.7% to $1,724,000 for the first six months of 2010 compared to $1,678,000 for the same period in 2009, mainly due to an increase in transaction account service charge income.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $3,050,000 in FHLB stock.  We received dividends totaling $4,000 in the six months ended June 30, 2010 compared to no dividends during the same period in 2009.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, professional services, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $377,000 or 2.7% to $14,346,000 for the six months ended June 30, 2010 compared to $13,969,000 for the six months ended June 30, 2009

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sale and calls of investments) was 73.5% for the first six months of 2010 compared to 69.2% for the six months ended June 30, 2009.  The deterioration in the ratio resulted from decreases in net interest income and non-interest income as well as an increase in operating expenses.

Salaries and employee benefits increased $254,000 or 3.5 % to $7,584,000 for the first six months of 2010 compared to $7,330,000 for the six months ended June 30, 2009.  The increase in salaries and employee benefits for the 2009 period can be attributed to the addition of personnel in connection with the opening of the new Merced office and other new positions along with normal cost increases.

Occupancy and equipment expense increased $25,000 or 1.3% to $1,914,000 for the six months ended June 30, 2010 compared to $1,889,000 for the six months ended June 30, 2009.  The increase can be attributed to the new Merced office as well as the relocation of our Oakhurst office in 2009.

Regulatory assessments decreased to $606,000 for the six month period ended June 30, 2010 compared to $1,010,000 for the same period in 2009. In 2009, we recorded a $353,000 FDIC Special Assessment, in addition to the regular recurring assessments.  With the three year prepayment of FDIC premiums in the fourth quarter of 2009, we expect that regulatory assessments will remain at historically high levels for the foreseeable future.

Total other real estate owned (OREO) expenses were $441,000 for the six months ended June 30, 2010 and $16,000 for the same period in 2009.  The increase in 2010 is the result of the write down of one OREO property to its estimated fair value resulting in a valuation expense totaling $283,000 and $158,000 in expenses related to the OREO portfolio for the six month period ended June 30, 2010.

Other categories of non-interest expenses increased $24,000 or 1.1% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the Six Months Ended June 30,	Other Expense 2010	% Average Assets	Other Expense 2009	% Average Assets
(Dollars in thousands)
ATM/debit card expenses	$181	0.05%	$207	0.05%
Telephone	142	0.04%	133	0.04%
Stationery/supplies	118	0.03%	125	0.03%
Postage	109	0.03%	109	0.03%
License & maintenance contracts	104	0.03%	100	0.03%
Director fees and related expenses	104	0.03%	102	0.03%
Appraisal fees	96	0.03%	15	0.00%
Amortization of software	93	0.02%	96	0.03%
Donations	78	0.02%	48	0.01%
Consulting	68	0.02%	105	0.03%
Education/training	66	0.02%	62	0.02%
General Insurance	50	0.01%	67	0.02%
Operating losses	25	0.01%	20	0.01%
Other	900	0.18%	921	0.19%
Total other non-interest expense	$2,134	0.57%	$2,110	0.56%

Provision for Income Taxes

Our effective income tax rate was 12.4% for the six months ended June 30, 2010 compared to 13.2% for the six months ended June 30, 2009.  The Company reported an income tax provision of $255,000 for six months ended June 30, 2010, compared to $263,000 for the six months ended June 30, 2009.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On January 30, 2009, we entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program.  We received $7,000,000 in proceeds and the Treasury owns 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 79,089 shares, at $6.64 per share, of the Company’s common stock, no par value.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $197,000 during the six months ended June 30, 2010.

Net Income for the Second Quarter of 2010 Compared to the Second Quarter of 2009:

Net income was $504,000 for the second quarter ended June 30, 2010 compared to $464,000 for the second quarter ended June 30, 2009.  Basic and diluted earnings per share were $0.04 for the quarters ended June 30, 2010 and 2009.  Annualized ROE was 2.11% for the quarter ended June 30, 2010 compared to 2.28% for the quarter ended June 30, 2009.  Annualized ROA for the three months ended June 30, 2010 was 0.27% compared to 0.25% for the quarter ended June 30, 2009.

The slight increase in net income for the quarter ended June 30, 2010 compared to the same period in the prior year was due to the decreases in the provision for credit losses and in our FDIC insurance assessments, partially offset by decreases in net interest income and non-interest income.  Net interest income decreased due to a decrease in the yield and level of average earning assets offset by a decrease in our cost of interest bearing liabilities and a decrease in the level of average interest-bearing liabilities, and non-interest income decreased due to a $700,000 charge related to an other-than-temporary impairment of investment securities.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$24,390	$15	0.25%	$2,341	$5	0.84%
Securities
Taxable securities	124,586	1,349	4.33%	110,402	2,123	7.69%
Non-taxable securities (1)	64,750	1,150	7.10%	67,499	1,221	7.24%
Total investment securities	189,336	2,499	5.28%	177,901	3,344	7.52%
Federal funds sold	937	1	0.25%	4,831	3	0.25%
Total securities	214,663	2,515	4.69%	185,073	3,352	7.24%
Loans (2) (3)	439,988	6,927	6.31%	476,924	7,515	6.32%
Federal Home Loan Bank stock	3,097	2	0.26%	3,140	—	0.00%
Total interest-earning assets	657,748	$9,444	5.74%	665,137	$10,867	6.54%
Allowance for credit losses	(10,596)			(8,005)
Non-accrual loans	15,628			13,341
Other real estate owned	2,790			2,550
Cash and due from banks	15,856			15,840
Bank premises & equipment	6,123			6,617
Other non-earning assets	53,720			48,885
Total average assets	$741,269			$744,365
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$139,920	$134	0.38%	$127,008	$199	0.63%
Money market accounts	156,262	287	0.74%	130,488	292	0.90%
Time certificates of deposit, under $100,000	57,085	152	1.07%	75,157	367	1.96%
Time certificates of deposit, $100,000 and over	123,635	410	1.33%	136,681	641	1.88%
Total interest-bearing deposits	476,902	983	0.83%	469,334	1,499	1.28%
Other borrowed funds	19,155	138	2.89%	37,201	205	2.21%
Total interest-bearing liabilities	496,057	$1,121	0.91%	506,535	$1,704	1.35%
Non-interest bearing demand deposits	143,322			147,788
Other liabilities	6,378			8,505
Shareholders’ equity	95,512			81,537
Total average liabilities and shareholders’ equity	$741,269			$744,365

Interest income and rate earned on average earning assets		$9,444	5.74%		$10,867	6.54%
Interest expense and interest cost related to average interest-bearing liabilities		1,121	0.91%		1,704	1.35%

Net interest income and net interest margin (4)		$8,323	5.06%		$9,163	5.51%

(1)          Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $391 and $415 in 2010 and 2009, respectively.

(2)   Loan interest income includes loan fees of $123 in 2010 and $126 in 2009.

(3)   Average loans do not include non-accrual loans.

(4)   Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $588,000 or 7.8% to $6,927,000 for the second quarter of 2010 compared to $7,515,000 for the same period in 2009.  Average total loans, including nonaccrual loans, for the second quarter of 2010 decreased $34,649,000 or 7.1% to $455,616,000 compared to $490,265,000 for the same period in 2009.  Yield on the loan portfolio was 6.31% and 6.32% for the second quarters ending June 30, 2010 and 2009, respectively.  We have been successful in implementing interest rate floors on many of our new adjustable rate loans to partially offset the effects of the decrease in the prime interest rate experienced in the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 26.8% of net interest income for the second quarter of 2010 compared to 33.6% for the same quarter in 2009. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $813,000 in the second quarter of 2010 to $2,124,000 compared to $2,937,000, for the same period in 2009.  The decrease is attributed to lower yields on the portfolio.  The yield on average investments decreased 255 basis points to 4.69% for the second quarter of 2010 compared to 7.24% for the second quarter of 2009. We experienced a decrease in yield in our investment securities in 2010 due to purchases of lower yielding debt securities.  In 2009 we experienced large pay downs and calls of higher yielding CMOs.  Additionally, we are holding higher levels of deposits with the Federal Reserve Bank of San Francisco which have lower yields.  Average total investments for the second quarter of 2010 increased $29,590,000 or 16.0% to $214,663,000 compared to $185,073,000for the second quarter of 2009.

Total interest income for the second quarter of 2010 decreased $1,401,000 or 13.4% to $9,051,000 compared to $10,452,000 for the second quarter ended June 30, 2009.  The decrease was due to the 80 basis point decrease in the tax equivalent yield on average interest earning assets and the decrease in average interest earning assets.  The yield on interest earning assets decreased to 5.74% for the second quarter ended June 30, 2010 from 6.54% for the second quarter ended June 30, 2009.  Average interest earning assets decreased to $657,748,000 for the second quarter ended June 30, 2010 compared to $665,137,000 for the second quarter ended June 30, 2009.  The $7,389,000 decrease in average earning assets can be attributed to the $36,936,000 decrease in loans offset by a $29,590,000 increase in total investments.

Interest expense on deposits for the quarter ended June 30, 2010 decreased $516,000 or 34.4% to $983,000 compared to $1,499,000 for the quarter ended June 30, 2009.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 33 basis points to 0.64% for the quarter ended June 30, 2010 compared to 0.97% for the same period in 2009.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 1.6% or $7,568,000 comparing the second quarter of 2010 to the same period in 2009.  Average interest-bearing deposits were $476,902,000 for the quarter ended June 30, 2010, with an effective rate paid of 0.83%, compared to $469,334,000 for the same period in 2009, with an effective rate paid of 1.28%.

Average other borrowed funds decreased $18,046,000 to $19,155,000 with an effective rate of 2.89% for the quarter ended June 30, 2010 compared to $37,201,000 with an effective rate of 2.21% for the quarter ended June 30, 2009.  As a result, interest expense on borrowed funds decreased $56,000 to $113,000 for the quarter ended June 30, 2010 from $169,000 for the quarter ended June 30, 2009.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.6%.  The rate at June 30, 2010 was 1.90%.  See the section on Financial Condition for more detail.

The cost of all of our interest bearing liabilities decreased 44 basis points to 0.91% for the quarter ended June 30, 2010 compared to 1.35% for the quarter ended June 30, 2009.  The decrease is due to the lower current interest rate environment as mentioned above.  The cost of total deposits decreased to 0.64% for the quarter ended June 30, 2010 compared to 0.97% for quarter ended June 30, 2009.  Average demand deposits decreased 3.0% to $143,322,000 in 2010 compared to $147,788,000 for 2009.  The ratio of demand deposits to total deposits was 23.1% in the second quarter of 2010 compared to 23.9% for 2009.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2010 decreased $818,000 or 9.4% to $7,930,000 compared to $8,748,000 for the quarter ended June 30, 2009.  The decrease was due to the 45 basis point decrease in our net interest margin and the decrease in average interest earning assets.  Average interest earning assets were $657,748,000 for the three months ended June 30, 2010 with a net interest margin of 5.06% compared to $665,137,000 with a net interest margin of 5.51% for the three months ended June 30, 2009.  The $7,389,000 decrease in average earning assets can be attributed to the $36,936,000 decrease in loans offset by a $29,590,000 increase in total investments.    Average interest bearing liabilities decreased 2.1% to $496,057,000 for the three months ended June 30, 2010 compared to $506,535,000 for the same period in 2009.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the second quarter of 2010 were $1,000,000 compared to $2,500,000 for the second quarter of 2009.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The annualized net charge-off ratio, which reflects net charge-offs to average loans, was 0.11% for the quarter ended June 30, 2010 compared to 1.28% for the quarter ended June 30, 2009.  During the three months ended June 30, 2010, the Company had net charge offs totaling $127,000 compared $1,574,000 for the same period in 2009.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and nonperforming loans.  Recoveries of previously charged off loan balances during the quarter ended June 30, 2010 were $67,000.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $747,000 for the quarter ended June 30, 2010 compared to $1,401,000 for the same period ended June 30, 2009.  The $654,000 or 46.7% decrease in non-interest income comparing the quarter ended June 30, 2010 to the same period in 2009 was primarily due to an increase in other-than-temporary impairment loss on investment securities of $700,000.

Customer service charges increased $5,000 or 0.6% to $863,000 for the second quarter of 2010 compared to $858,000 for the same period in 2009 due primarily to an increase in analysis service charges on business checking.   Net realized gains from sales and calls of investment securities in the quarter ended June 30, 2010 were $30,000 compared to $62,000 during the same period in 2009.  Other income increased $69,000 or 22.3% to $378,000 for the second quarter of 2010 compared to $309,000 for the same period in 2009.  The increase is principally due to an increase in fees from electronic funds transfers and fee income from merchant credit card services.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, data processing, professional services, and other real estate owned expenses are the major categories of non-interest expenses.  Non-interest expenses increased $13,000 or 0.2% to $7,142,000 for the quarter ended June 30, 2010 compared to $7,129,000 for the same period in 2009 along with normal cost increases.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 73.5% for the second quarter of 2010 compared to 69.3% for the second quarter of 2009.

Salaries and employee benefits increased $195,000 or 5.4% to $3,837,000 for the second quarter of 2010 compared to $3,642,000 for the second quarter of 2009.  The increase in salaries and employee benefits for the second quarter of 2010 can be attributed to an increase in the number of employees attributed to the opening of the Merced office and the addition of new positions along with normal cost increases.

Occupancy and equipment expense increased $44,000 to $988,000 for the second quarter of 2010 compared to $944,000 for the second quarter of 2009.  The 4.7% increase in occupancy expense for the quarter ended June 30, 2010 is due mainly to the addition of the Merced office and the relocation of our Oakhurst office to a new location.

Regulatory assessments decreased $336,000 or 52.3% to $306,000 for the second quarter of 2010 compared to $642,000 for the second quarter of 2009.  Second quarter 2009 included a non-recurring FDIC Special Assessment.   Data processing expenses decreased $92,000 or 24.6% to $282,000 for the second quarter of 2010 compared to $374,000 for the same quarter of 2009.  The decrease can be attributed to new a fee structure for our core processing expense.  Other real estate owned expenses increased $111,000 comparing the two periods due to an increase in the number of properties in the portfolio.

Provision for Income Taxes

The effective income tax rate was 5.79% for the second quarter of 2010 compared to 10.77% for the same period in 2009.  Provision for income taxes totaled $31,000 and $56,000 for the quarters ended June 30, 2010, and 2009, respectively.  The decrease in the effective tax rate for the three months ended June 30, 2010 compared to the prior year comparable period is due primarily to increases in the federal tax deduction for tax-free municipal bonds and solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On January 30, 2010, the Company entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program.  We received $7,000,000 in proceeds and the Treasury owns 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 79,089 shares, at $6.64 per share, of the Company’s common stock, no par value.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $99,000 during the three months ended June 30, 2010.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2010 compared to December 31, 2009

As of June 30, 2010, total assets were $755,989,000, compared to $765,488,000 as of December 31, 2009, a decrease of 1.2%, or $9,499,000.  Total gross loans decreased 2.1% or $9,445,000, to $468,652,000 as of June 30, 2010 compared to $459,207,000 as of December 31, 2009.  The total investment portfolio (including Federal funds sold) decreased 5.3% or $10,412,000 to $187,186,000.  Total deposits decreased 1.4% or $8,858,000 to $631,309,000 as of June 30, 2010 compared to $640,167,000 as of December 31, 2009.

Stockholders’ equity increased $2,937,000 or 3.2% to $95,451,000 as of June 30, 2010 compared to $91,223,000 as of December 31, 2009 due to net income included in retained earnings, a decrease in other comprehensive loss and issuance of common stock from the exercise of stock options.

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

See Note 5 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, collateralized mortgage obligations, corporate debt securities, and overnight investments in the Federal funds market and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2010, investment securities with a fair value of $126,295,000, or 67.5% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at June 30, 2010 was 74.2% compared to 71.7% at December 31, 2009.  The loan to deposit ratio of our peers was 81.9% at March 31, 2010.  The total investment portfolio, including Federal funds sold, decreased 5.3% or $10,412,000 to $187,186,000 at June 30, 2010 from $197,598,000 at December 31, 2009 due to sales and calls of securities and principal pay downs.  The market value of the portfolio reflected an unrealized gain of $818,000 at June 30, 2010 compared to a $2,425,000 unrealized loss at December 31, 2009.

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.

As of June 30, 2010, we performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). We evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2010 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2010 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  In addition, we reviewed all private label residential mortgage backed securities (PLRMBS) at June 30, 2010.

For those bonds that met the evaluation criteria we obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, we also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed based on the rating.  Our evaluation for PLRMBS also includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the best estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of the security, OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of June 30, 2010.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.  In addition, for those PLRMBS that were rated below investment grade, we contracted with a third party evaluation specialist to determine if a credit loss existed.

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

The unrealized losses associated with private residential PLRMBS are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include home price depreciation, default rates, severities, discount rates and prepayment rates.  We estimate losses to a security by forecasting the underlying mortgage loans in each transaction.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), we expect to recover the entire amortized cost basis of these securities, with the exception of certain securities for which we recorded an OTTI.

At June 30, 2010, the Company had a total of 42 PLRMBS with a remaining principal balance of $21,767,000 and a net unrealized loss of approximately $3,947,000.  15 of these securities account for $4,215,000 of the unrealized loss at June 30, 2010 offset by 27 of these securities with gains totaling $268,000.  12 of these PLRMBS with a remaining principal balance of $17,328,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore we do not consider these to be other than temporarily impaired.  Based on the analyses performed, eight PLRMBS with a remaining principal balance of $17,044,000 were considered to be impaired at June 30, 2010 for which we recorded an OTTI charge of $700,000.  This charge was taken to reflect ongoing and increasing deterioration of credit quality and increasing loss severities of the underlying mortgages. However, the cumulative unrealized loss on these securities decreased during the three and six months ended June 30, 2010 primarily due to a declining interest rate environment. This unrealized gain was recognized in other comprehensive income and is also presented in the income statement as a component of non-interest income in the presentation of other-than-temporary impairment losses.

See Note 4 of the Notes to Consolidated Financial Statements included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased 2.1% or $9,445,000, to $468,652,000 as of June 30, 2010 compared to $459,207,000 as of December 31, 2009.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type	June 30, 2010	% of Total loans	December 31, 2009	% of Total loans
(Dollars in thousands)
Commercial:
Commercial and industrial	$110,724	23.6%	$107,726	23.4%
Agricultural land and production	50,506	10.8%	35,796	7.8%
Total commercial	161,230	34.4%	143,522	31.2%
Real estate:
Owner occupied	112,638	24.0%	106,606	23.2%
Real estate-construction and other land loans	27,396	5.8%	36,169	7.9%
Commercial real estate	68,373	14.6%	71,977	15.7%
Other	54,244	11.5%	53,996	11.8%
Total real estate	262,651	56.0%	268,748	58.6%
Consumer:
Equity loans and lines of credit	35,120	7.5%	36,110	7.8%
Consumer and installment	9,559	2.0%	10,545	2.3%
Other	668	0.1%	674	0.1%
Total consumer	45,347	9.6%	47,329	10.2%
Deferred loan fees, net	(576)		(392)
Total gross loans	468,652	100.0%	459,207	100.0%
Allowance for credit losses	(11,468)		(10,200)
Total loans	$457,184		$449,007

As of June 30, 2010, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real-estate-related loans, representing approximately 97.9% of total loans of which 34.4% were commercial and 63.5% were real-estate-related.  This level of concentration is consistent with 97.6% at December 31, 2009.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at June 30, 2010 or December 31, 2009.

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

At June 30, 2010, total nonperforming assets totaled $18,496,000, or 2.45% of total assets, compared to $21,838,000, or 2.85% of total assets, at December 31, 2009.  Total nonperforming assets included nonaccrual loans totaling $14,994,000 and OREO of $3,502,000.  At June 30, 2010, we had six loans considered troubled debt restructurings totaling $3,547,000, which are included in nonaccrual loans.  At December 31, 2009, nonperforming assets included nonaccrual loans totaling $18,959,000, OREO of $2,832,000, and repossessed assets of $47,000.  We had seven restructured loans totaling $4,568,000 at December 31, 2009.

A summary of nonaccrual, restructured, and past due loans at June 30, 2010 and December 31, 2009 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2010 or December 31, 2009.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	June 30, 2010	December 31, 2009
Non-accrual Loans
Commercial and industrial	$3,035	$3,386
Real Estate	1,738	3,183
Real estate construction and land development	5,836	7,474
Consumer	336	348
Equity loans and lines of credit	502	—
Troubled debt restructured loans (non-accruing)
Commercial and industrial	23	28
Real Estate	3,524	4,540
Total non-accrual	14,994	18,959
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$14,994	$18,959
Nonperforming loans to total loans	3.20%	4.13%
Ratio of non-performing loans to allowance for credit losses	130.75%	185.87%
Loans considered to be impaired	$14,994	$18,959
Related allowance for credit losses on impaired loans	$2,298	$752

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral dependent.  As of June 30, 2010 and December 31, 2009, we had impaired loans totaling $14,994,000 and $18,959,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value of collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first half of 2010.

(Dollars in thousands)	Balances December 31, 2009	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance June 30, 2010
Non-accrual Loans
Commercial and industrial	$3,386	$780	$(951)	$—	$(165)	$(15)	$3,035
Real Estate	3,183	578	(319)	(1,478)	(126)	(100)	1,738
Real estate construction and land development	7,474	51	(33)	(1,656)	—	—	5,836
Consumer	348	14	—	—	—	(26)	336
Equity loans and lines of credit	—	509	(7)	—	—	—	502
Troubled debt restructured loans (non-accruing	28		(5)				23
Commercial and industrial
Real Estate	4,540	—	(1,016)	—	—	—	3,524
Total non-accrual	$18,959	$1,932	$(2,331)	$(3,134)	$(291)	$(141)	$14,994

The following table provides a summary of the change in the OREO balance for the six months ended June 30, 2010:

(Dollars in thousands)	Six Months Ended June 30, 2010
Balance, December 31, 2009	$2,832
Additions	3,134
Dispositions	(2,181)
Write-downs	(283)
Balance, June 30, 2010	$3,502

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value, less selling costs. OREO holdings represented five properties with a fair value totaling $3,502,000 at June 30, 2010 and two properties totaling $2,832,000 at December 31, 2009.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(Dollars in thousands)	For the Six Months Ended June 30, 2010	For the Year Ended December 31, 2009	For the Six Months Ended June 30, 2009

Balance, beginning of period	$10,200	$7,223	$7,223
Provision charged to operations	1,600	10,514	4,417
Losses charged to allowance	(670)	(7,926)	(3,334)
Recoveries	338	389	286
Balance, end of period	$11,468	$10,200	$8,592
Ratio of non-performing loans to allowance for credit losses at end of period	130.75%	185.87%	169.04%
Allowance for credit losses to total loans at end of period	2.45%	2.22%	1.75%

As of June 30, 2010 the balance in the allowance for credit losses was $11,468,000 compared to $10,200,000 as of December 31, 2009.  The increase was due to net charge offs during the six months ended June 30, 2010 being less than the amount of the provision for credit losses.  Net charge offs totaled $332,000 while the provision for credit losses was $1,600,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $120,147,000 as of June 30, 2010 compared to $131,139,000 as of December 31, 2009.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2010, the allowance for credit losses was 2.45% of total gross loans compared to 2.22% as of December 31, 2009.  During the six months ended June 30, 2010, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  There have been no significant changes in estimation methods during the periods presented.  Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $14,994,000 as of June 30, 2010, and $18,959,000 as of December 31, 2009.  The allowance for credit losses as a percentage of nonperforming loans was 76.5% and 53.8% as of June 30, 2010 and December 31, 2009, respectively.  Management believes the allowance at June 30, 2010 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2010 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

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

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the second quarter of 2010, so goodwill was not required to be retested.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st  in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000 at December 31, 2009.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at June 30, 2010 was $1,405,000, net of $1,495,000 in accumulated amortization expense.  The carrying value at December 31, 2009 was $1,612,000, net of $1,288,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the second quarter of 2010.  We performed our annual impairment test on core deposit intangibles in the third quarter of 2009 and determined no impairment was necessary.  Amortization expense recognized was $207,000 for the six month periods ended June 30, 2010 and 2009.

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

Total deposits decreased $8,858,000 or 1.4% to $631,309,000 as of June 30, 2010 compared to $640,167,000 as of December 31, 2009.  Interest-bearing deposits increased $7,216,000 or 1.5% to $487,753,000 as of June 30, 2010 compared to $480,537,000 as of December 31, 2009.  Non-interest bearing deposits decreased $16,074,000 or 10.1% to $143,556,000 as of June 30, 2010 compared to $159,630,000 as of December 31, 2009.  Average non-interest bearing deposits to average total deposits was 23.3% for the six months ended June 30, 2010 compared to 24.5% for the save period in 2009.

The composition of the deposits and average interest rates paid at June 30, 2010 and December 31, 2009 is summarized in the table below.

(Dollars in thousands)	June 30, 2010	% of Total Deposits	Effective Rate	December 31, 2009	% of Total Deposits	Effective Rate

NOW accounts	$113,032	17.9%	0.36%	$112,493	17.6%	0.66%
MMA accounts	167,534	26.5%	0.74%	142,917	22.3%	0.93%
Time deposits	181,562	28.8%	1.29%	200,681	31.4%	1.82%
Savings deposits	25,625	4.1%	0.20%	24,446	3.8%	0.22%
Total interest-bearing	487,753	77.3%	0.81%	480,537	75.1%	1.22%
Non-interest bearing	143,556	22.7%		159,630	24.9%
Total deposits	$631,309	100.0%		$640,167	100.0%

Other Borrowings

Short-term borrowings totaled $10,000,000 as of June 30, 2010 compared to $5,000,000 as of December 31, 2009.  Short-term borrowings at June 30, 2010, represent FHLB advances with weighted average interest rates of 3.05% and coming due the first quarter of 2011.  We maintain a line of credit with the FHLB collateralized by government securities and certain of our loans.  Refer to Liquidity below for further discussion of FHLB advances.

Long-term borrowings of $4,000,000 at June 30, 2010 represent FHLB advances with weighted average interest of 3.59% and weighted average maturity of 2.6 years.  Long-term borrowings at December 31, 2009 were $14,000,000.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2010, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  As of June 30, 2010, the rate was 1.90%.  Interest expense recognized by the Company for the three months ended June 30, 2010 was $48,000.

Capital

Our stockholders’ equity was $95,451,000 as of June 30, 2010 compared to $91,223,000 as of December 31, 2009.   The increase in stockholders’ equity is the result of net income of $1,796,000 for the six months ended June 30, 2010 the effect of stock-based compensation expense of $113,000, proceeds from the exercise of employee stock options of $549,000, an increase in other comprehensive income net of tax of $1,945,000, offset by preferred stock dividends of $198,000  and accretion of discount on preferred stock of $23,000.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$70,820	9.94%	$67,547	9.30%
Minimum regulatory requirement	$28,485	4.00%	$29,056	4.00%
Central Valley Community Bank	$69,759	9.80%	$66,624	9.20%
Minimum requirement for “Well-Capitalized” institution	$35,595	5.00%	$36,210	5.00%
Minimum regulatory requirement	$28,476	4.00%	$28,968	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$70,820	12.96%	$67,547	12.28%
Minimum regulatory requirement	$21,856	4.00%	$21,998	4.00%
Central Valley Community Bank	$69,759	12.77%	$66,624	12.12%
Minimum requirement for “Well-Capitalized” institution	$32,777	6.00%	$32,977	6.00%
Minimum regulatory requirement	$21,851	4.00%	$21,985	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$77,789	14.24%	$74,463	13.54%
Minimum regulatory requirement	$43,711	8.00%	$43,996	8.00%
Central Valley Community Bank	$76,727	14.05%	$73,535	13.38%
Minimum requirement for “Well-Capitalized” institution	$54,628	10.00%	$54,962	10.00%
Minimum regulatory requirement	$43,702	8.00%	$43,970	8.00%

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2010, the Company had unpledged securities totaling $53,033,000 available as a secondary source of liquidity.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At June 30, 2010 our available borrowing capacity includes approximately $39,000,000 in unsecured credit lines with our correspondent banks, $99,845,000 in unused FHLB advances and $1,849,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2010, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2010 and December 31, 2009:

Credit Lines (In thousands)	June 30, 2010	December 31, 2009

Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$39,000	$39,000
Balance outstanding	$—	$—

Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$113,845	$113,451
Balance outstanding	$14,000	$19,000
Collateral pledged	$135,359	$139,726
Fair value of collateral	$138,673	$144,903

Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$1,849	$917
Balance outstanding	$—	$—
Collateral pledged	$1,805	$922
Fair value of collateral	$1,887	$956

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For a fuller discussion of these financial instruments, refer to Note 9 of the Notes to  Consolidated Financial Statements included herein and Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2009 Annual Report to Shareholders on Form 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  As of June 30, 2010 approximately 77.6% of our loan portfolio was tied to adjustable rate indices.  The majority of our time deposits have a fixed rate of interest.  As of June 30, 2010 77.6% of our time deposits mature within one year or less.  As of June 30, 2010, $10,000,000 of our short term debt and $4,000,000 of our long-term debt was fixed rate.  Our long term debt matures in 2013.

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

Approximately 77.6% of our loan portfolio is tied to adjustable rate indices and 47.9% of our loan portfolio reprices within 90 days.  As of June 30, 2010, we had 557 loans totaling $198,806,000 with floors ranging from 4.0% to 8.5% and ceilings ranging from 7.0% to 25.0%.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2011 under the interest rate shock scenarios stated.  The table was prepared as of June 30, 2010, at which time prime interest rate was 3.25%.  The amounts identified in the table are not materially different from what we reported at December 31, 2009.

Sensitivity Analysis of Impact on Interest Income of Rate Changes (Dollars in thousands)

Hypothetical Change in Rates	Projected Net Interest Income	$ Change from Rates at June 30, 2010	Percent Change from Rates at June 30, 2010
UP 300 bps	$33,896	$1,616	5.01%
UP 200 bps	33,062	782	2.42%
UP 100 bps	32,324	44	0.14%
UNCHANGED	32,280	—	—
DOWN 25 bps	32,377	97	0.30%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4   REMOVED AND RESERVED

ITEM 5 OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

(a)          Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as amended
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: August 16, 2010	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: August 16, 2010	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002