Form 10-K
period 2010-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2011-03-17
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number:  000-31977

CENTRAL VALLEY COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

CALIFORNIA	77-0539125
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7100 N. Financial Dr., Suite 101, Fresno, CA	93720
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,397,000 based on the price at which the stock was last sold on June 30, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 16, 2010
[Common Stock, No par value per share]	9,491,516 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011 (Proxy Statement)	Part III

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

Copies of the annual report on Form 10-K for the year ended December 31, 2010 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720.

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

At December 31, 2010, we had one banking subsidiary, the Bank.  Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California.  We serve Fresno County, Madera County, Sacramento County, San Joaquin County, Merced County, and Stanislaus County and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2010, we had consolidated total assets of approximately $777,594,000.  See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and Financial Statements.

After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank (S1 Bank) was merged with and into the Bank.  S1 Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.

On January 30, 2009, the Company entered into a Letter Agreement (the Purchase Agreement) with the United States Department of the Treasury (the Treasury), pursuant to which the Company issued and sold (i) 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (the Series A Preferred Stock) and (ii) a warrant (the Warrant) to purchase 158,133 shares of the Company’s common stock, no par value, (the Common Stock) for an aggregate purchase price of $7,000,000 in cash.  According to the agreement, if the Company received aggregate gross cash proceeds of not less than $7,000,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant could be reduced by one half of the original number of shares, taking into account all adjustments, underlying the Warrant.  On December 23, 2009, the Company received $8,000,000, as a result of entering into Stock Purchase Agreements to sell a total of 1,264,952 shares of common stock, without par value at $5.25 per share and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock at $1,000 per share, for an aggregate gross purchase price of $8,000,000.  The Company submitted a request to the Treasury to cancel one half of the outstanding Warrants and the Treasury reduced the number of warrants by one half to 79,067.

On December 23, 2009, the Company entered into Stock Purchase Agreements with a limited number of accredited investors to sell a total of 1,264,952 shares of common stock, without par value at $5.25 per share, and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock (Series B Preferred Stock) at $1,000 per share, for an aggregate gross purchase price of $8,000,000.  In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock.

The Company had no stock repurchase plans in place during 2010, 2009 or 2008.  In 2008 the Company repurchased 5,436 shares of common stock from shareholders who perfected their dissenters’ rights related to the merger with Service 1st at an average price of $10.30 for a total cost of $56,000.

As of March 10, 2011, we had a total of 215 employees and 200 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System

The Bank operates 17 full-service banking offices in Clovis, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, and Tracy and one limited-service banking office in Fresno.  The Oakhurst and Madera branches were added through the Bank of Madera County merger in 2005.  The Tracy, Stockton and Lodi offices were added through the merger with Service 1st Bank in November of 2008.  The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno and Madera counties increased to 4.49% in 2010 compared to 4.40% in 2009 based on FDIC deposit market share information published as of June 30, 2010.

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

In 2010, the Company expanded the existing Modesto loan production office opened in 2007, to a larger full-service branch.

Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates additional future branch openings to meet the growing service needs of its customers, although none are planned during 2011.

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

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2010, we had total loans of $431,597,000.  Total commercial and industrial loans outstanding were $96,478,000; total agricultural land and production loans outstanding were $38,787,000, total real estate construction, land development and other land loans outstanding were $32,039,000; total other real estate loans outstanding were $213,869,000, total equity loans and lines of credit were $34,521,000 and total consumer installment loans outstanding were $8,493,000.  We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2010 approximately 64.9% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 31.3% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, real estate and consumer loans.  In addition, our business activities currently are mainly concentrated in Fresno, Madera and San Joaquin County, California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on our business.

In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday — Thursday	Friday	Saturday
Clovis Main	9:00 a.m. to 4:00 p.m. Drive Up 8:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	None
Fresno Downtown	9:00 a.m. to 4:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	9:00 a.m. to 5:00 p.m. Walkup window 8:00 a.m. to 9:00 a.m.	None
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Herndon & Fowler	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	9:00 a.m. to 2:00 p.m. Drive Up 9:00 a.m. to 2:00 p.m.
River Park	9:00 a.m. to 5:00 p.m. Drive Up 9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.
Sunnyside	9:00 a.m. to 5:00 p.m. Drive Up 8:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.
Kerman	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Lodi	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Merced	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Prather (Foothill office)	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Sacramento Private Banking	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 5:00 p.m.	None
Stockton	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Tracy	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Financial Drive	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 5:00 p.m.	None

Automated teller machines operate at 15 branch locations. All operate 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento or Merced offices.  Our Real Estate, Small Business Administration (SBA) Departments and Agribusiness office maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available upon customer request.

To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.

In Fresno and Madera Counties, in addition to our 11 full-service and one limited-service branch locations, serving the Bank’s primary service areas, as of December 31, 2010 there were 155 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2010 FDIC Summary of Deposits report indicated the Company had 4.29% of the total deposits held by all depositories in Fresno County and 6.52% in Madera County.  In San Joaquin County, in addition to our three full service branch locations acquired from Service 1st, as of December 31, 2010 there were 117 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2010 report indicated the Company had 1.71% of total deposits held by all depositories in San Joaquin County.  In Sacramento County, in addition to our one branch, as of December 31, 2010 there were 226 operating banking and credit union offices in our primary service area.  Business activity in our primary service area is oriented toward light industry, small business and agriculture.

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which we do not offer directly but which we usually can offer indirectly through correspondent institutions.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2010, the Bank’s legal lending limits to individual customers were $11,646,000 for unsecured loans and $19,411,000 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes, and may in the future make, such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2010, 2009, and 2008 and an analysis of interest rates and the interest rate differential for the years then ended.  Table B sets forth the changes in interest income and interest expense in 2010 and 2009 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2010, 2009, and 2008 and the book value, maturities and weighted average yield of investment securities at December 31, 2010 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2010, 2009, 2008, 2007, and 2006, is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2010 are summarized in Table E.

Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 2010, 2009, 2008, 2007, and 2006. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on nonaccrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2010, 2009 and 2008.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2010.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2010, 2009 and 2008.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2010, 2009 and 2008. The average balances reflect daily averages except nonaccrual loans, which were computed using quarterly averages.

	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$42,047	$110	0.26%	$3,008	$8	0.27%	$1,318	$39	2.96%
Securities:
Taxable securities	124,163	5,472	4.41%	114,465	7,701	6.73%	81,925	4,806	5.87%
Non-taxable securities (1)	64,838	4,605	7.10%	64,325	4,632	7.20%	28,709	1,694	5.90%
Total investment securities	189,001	10,077	5.33%	178,790	12,333	6.90%	110,634	6,500	5.88%
Federal funds sold	713	2	0.28%	17,627	48	0.27%	13,980	251	1.80%
Total	231,761	10,189	4.40%	199,425	12,389	6.21%	125,932	6,790	5.39%
Loans (2)(3)	437,959	27,390	6.25%	469,341	29,920	6.37%	364,285	25,631	7.06%
Federal Home Loan Bank stock	3,084	11	0.36%	3,140	7	0.22%	2,197	118	5.37%
Total interest-earning assets (1)	672,804	$37,590	5.59%	671,906	$42,316	6.30%	492,414	$32,539	6.61%
Allowance for credit losses	(10,922)			(8,608)			(4,676)
Nonaccrual loans	17,381			13,117			2,724
Other real estate owned	2,972			2,553
Cash and due from banks	16,479			17,401			17,888
Bank premises and equipment	6,089			6,629			6,043
Other non-earning assets	54,049			49,511			27,396
Total average assets	$758,852			$752,509			$541,789

	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$142,350	$498	0.35%	$131,818	$771	0.58%	$79,893	$355	0.45%
Money market accounts (MMA)	157,761	1,036	0.66%	136,104	1,262	0.93%	105,223	2,022	1.93%
Time certificates of deposit, under $100,000	69,066	866	1.25%	90,614	1,922	2.12%	69,691	2,085	3.00%
Time certificates of deposit, $100,000 and over	114,043	1,313	1.15%	120,579	1,912	1.59%	58,734	1,878	3.21%
Total interest-bearing deposits	483,220	3,713	0.77%	479,115	5,867	1.22%	313,541	6,340	2.03%
Other borrowed funds	19,634	570	2.90%	29,987	760	2.53%	32,526	938	2.89%
Total interest-bearing liabilities	502,854	$4,283	0.85%	509,102	$6,627	1.30%	346,067	$7,278	2.11%
Non-interest bearing demand deposits	152,946			153,148			131,744
Other liabilities	6,878			6,859			5,727
Shareholders’ equity	96,174			83,400			58,251
Total average liabilities and shareholders’ equity	$758,852			$752,509			$541,789
Interest income and rate earned on average earning assets (1)		$37,590	5.59%		$42,316	6.30%		$32,539	6.61%
Interest expense and interest cost related to average interest-bearing liabilities		4,283	0.85%		6,627	1.30%		7,278	2.11%
Net interest income and net interest margin (4)		$33,307	4.95%		$35,689	5.31%		$25,261	5.13%

(1)                                  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,566, $1,575 and $576 in 2010, 2009 and 20087, respectively.

(2)                                  Loan interest income includes loan fees of $460 in 2010, $544 in 2009, $720 and in 2008.

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

	Years Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$102	$—	$102	$(105)	$74	$(31)
Investment securities:
Taxable	726	(2,955)	(2,229)	2,115	780	2,895
Non-taxable (1)	39	(66)	(27)	2,495	443	2,938
Total investment securities	765	(3,021)	(2,256)	4,610	1,223	5,833
Federal funds sold	(48)	2	(46)	89	(292)	(203)
Loans	(1,649)	(881)	(2,530)	6,660	(2,371)	4,289
FHLB Stock	0	4	4	90	(201)	(111)
Total earning assets (1)	(830)	(3,896)	(4,726)	11,344	(1,567)	9,777
Interest expense:
Deposits:
Savings, NOW and MMA	291	(790)	(499)	(4,021)	3,677	(344)
Certificates of deposit under $100,000	(388)	(668)	(1,056)	(5,424)	5,261	(163)
Certificates of deposit $100,000 and over	(99)	(500)	(599)	65	(31)	34
Total interest-bearing deposits	(196)	(1,958)	(2,154)	(9,380)	8,907	(473)
Other borrowed funds	(327)	137	(190)	(70)	(108)	(178)
Total interest bearing liabilities	(523)	(1,821)	(2,344)	(9,450)	8,799	(651)
Net interest income (1)	$(307)	$(2,075)	$(2,382)	$20,794	$(10,366)	$10,428

(1)   Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2010, 2009, and 2008 is set forth in the following table.  At December 31, 2010, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available-for-Sale	Book Value at December 31,
(In thousands)	2010	2009	2008
U.S. Government agencies	$190	$353	$12,745
Obligations of states and political subdivisions	74,598	68,708	56,961
U.S. Government agencies collateralized by mortgage obligations	88,105	85,530	44,967
Other collateralized mortgage obligations	18,661	36,280	63,877
Corporate debt securities	500	1,228	2,686
Other equity securities	7,628	7,645	4,169
Total Available-for-Sale Securities	$189,682	$199,744	$185,405

Held-to-Maturity	Book Value at December 31,
(In thousands)	2010	2009	2008

Other collateralized mortgage obligations	$—	$—	$7,040

The book value, maturities and weighted average yield of investment securities at December 31, 2010 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(2)
U.S. Government agencies	$—	—	$190	4.84%	$—	—%	$—	—	$190	4.84%
Obligations of states and political subdivisions	—	—	6,160	4.99%	18,274	3.84%	50,164	4.26%	74,598	4.22%
U.S. Government agencies collateralized by mortgage obligations	36	4.50%	1,885	5.29%	5,454	5.51%	80,730	5.26%	88,105	5.28%
Other collateralized mortgage obligations	—	—	—	—	2,053	4.77%	16,608	5.78%	18,661	5.67%
Corporate debt securities	500	6.13%	—	—	—	—	—	—	500	6.13%
Other equity securities	7,628	3.51%	—	—	—	—	—	—	7,628	3.51%
	$8,164	3.68%	$8,235	5.06%	$25,781	4.27%	$147,502	4.98%	$189,682	4.83%

(1)          Not computed on a tax equivalent basis.

(2)          Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2010, 2009, 2008, 2007, and 2006 is summarized in the table below.

(In thousands)	2010	2009	2008	2007	2006

Commercial:
Commercial and industrial	$104,387	$107,726	$129,563	$92,614	$100 364
Agricultural land and production	38,787	35,796	32,408	32,166	29,259
Total commercial	143,174	143,522	161,671	124,780	129,623

Real estate:
Owner occupied	111,888	111,006	113,414	76,808	71,677
Real estate-construction and other land loans	32,039	47,233	57,923	48,593	48,424
Commercial real estate	63,627	71,977	64,358	43,334	34,775
Other	38,354	38,532	38,060	17,405	9,490
Total real estate	245,908	268,748	273,755	186,140	164,366

Consumer
Equity loans and lines of credit	34,521	36,110	32,874	24,595	24,178
Consumer and installment	8,493	11,219	15,856	6,201	5,247
Total consumer	43,014	47,329	48,730	30,796	29,425

Deferred loan fees, net	(499)	(392)	(218)	(588)	(752)
Total gross loans	431,597	459,207	484,238	341,128	322,662
Allowance for credit losses	(11,014)	(10,200)	(7,223)	(3,887)	(3,809)
Total (1)	$420,583	$449,007	$477,015	$337,241	$318,853

	2010	2009	2008	2007	2006
(1) Includes nonaccrual loans of:	$18,561	$18,959	$15,750	$179	$—

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2010

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total

Commercial and agricultural	$69,377	$49,690	$24,107	$143,174
Real estate construction and
Other land loans	15,662	15,562	815	32,039
Other real estate	13,404	24,494	175,971	213,869
Consumer and installment	5,084	20,695	17,235	43,014

	$103,527	$110,441	$218,128	$432,096
Sensitivity to Changes in Interest Rates:

Loans with fixed interest rates	$19,910	$52,155	$35,302	$107,367
Loans with floating interest rates	83,617	58,286	182,826	324,729

	$103,527	$110,441	$218,128	$432,096

Table F

COMPOSITION OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of nonaccrual, restructured and past due loans at December 31, 2010, 2009, 2008, 2007, and 2006 is set forth below:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual	$12,381	$14,391	$14,047	$179	$—
Restructured nonaccrual loans	6,180	4,568	1,703	—	—
	$18,651	$18,959	$15,750	$179	$—
Accruing loans past due 90 days or more	—	—	—	—	—

Nonaccrual loans to total loans	4.32%	4.13%	3.25%	0.05%	0.0%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans.  Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on nonaccrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due.  Loans in the nonaccrual category are treated as nonaccrual loans even though we may ultimately recover all or a portion of the interest due.  These loans return to accrual status when the loan becomes contractually current and future collectibility of amounts due is reasonably assured.  As of December 31, 2010, nonaccrual loans totaled $18,651,000 and interest foregone on nonaccrual loans totaled $1,228,000 for the year then ended.  As of December 31, 2009, we had nonaccrual loans totaling $18,959,000 and interest foregone on nonaccrual loans totaled $852,000 for the year then ended.  As of December 31, 2008, we had nonaccrual loans totaling $15,750,000 and interest foregone on nonaccrual loans totaled $371,000 for the year then ended.  We had nonaccrual loans totaling $179,000 at December 31, 2007 and interest foregone on nonaccrual loans totaled $8,000 for the year then ended.  There were no loans on nonaccrual at December 31, 2006 or interest foregone on nonaccrual loans for the year then ended.  See Note 6 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

Included in nonaccrual loans at December 31, 2010 were seven loans totaling $6,180,000 that were considered troubled debt restructurings (TDRs).  Included in nonaccrual loans at December 31, 2009 were seven loans that totaled $4,568,000 that were considered to be TDRs at December 31, 2009. There are no outstanding commitments to lend additional funds to any of these borrowers.  The Company had two loans at December 31, 2008 totaling $1,703,000 that were considered to be TDRs.  At December 31, 2007 and 2006 the Company had no restructured loans.  See Note 6 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when a reasonable doubt exists as to the collectability of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $1,228,000 for the year ended December 31, 2010 of which $376,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans was $852,000 and $371,000 for 2009 and 2008, respectively of which $404,000 and $139,000 was attributable to troubled debt restructurings, respectively.

Other than as discussed above, as of December 31, 2010, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

(Dollars in thousands)	2010	2009	2008	2007	2006
Loans outstanding at December 31,	$432,096	$459,599	$484,456	$341,716	$323,414
Average loans outstanding during year	$455,340	$482,458	$367,009	$331,459	$304,074
Allowance for credit losses:
Balance at beginning of year	$10,200	$7,223	$3,887	$3,809	$3,339
Deduct loans charged-off:
Commercial and industrial	(1,938)	(1,383)	(175)	(264)	(539)
Owner occupied	(218)	(1,160)	—	—	—
Real estate — construction and other land loans	(823)	(569)	—	—	—
Commercial real estate	(11)	(1,588)	—	—	—
Real estate — other	(456)	(2,450)	(393)	(12)	—
Consumer loans	(679)	(776)	(283)	(205)	(182)
Total loans charged-off	(4,122)	(7,926)	(851)	(481)	(721)
Add recoveries of loans charged off:
Commercial and industrial	429	45	22	15	293
Owner occupied	258	20	—	—	—
Real estate — construction	42	55	—	—	—
Commercial real estate	—	5	—	—	—
Real estate — other	81	201	22	1	—
Consumer loans	326	63	67	63	98
Total recoveries	1,136	389	111	79	391
Net charge-offs	(2,986)	(7,537)	(740)	(402)	(330)
Allowance acquired in mergers	—	—	2,786	—	—
Add provision charged to operating expense	3,800	10,514	1,290	480	800
Balance at end of year	$11,014	$10,200	$7,223	$3,887	$3,809
Allowance for credit losses as a percentage of outstanding loan balance	2.55%	2.22%	1.49%	1.14%	1.18%
Net charge-offs to average loans outstanding	(0.66)%	(1.56)%	(0.20)%	(0.12)%	(0.11)%

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

The provision for credit losses for the years ended December 31, 2010 was $3,800,000. The amount of provision is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors, including the increase or decrease in the volume of outstanding loans and the level of net charge offs during the year.  The decrease in the provision in 2010 was due to a reduction in net charge offs which were $2,986,000 and a period-to-period decrease in the level of outstanding loans.  In 2009, the Bank added $10,514,000 to the provision. The increase in 2009 was primarily the result of our assessment of the overall adequacy of the allowance for credit losses including the increase in the volume of outstanding loans and the level of net charge offs during the year of $7,537,000.  In 2008, the Bank added $1,290,000 to the allowance for credit losses.  The increase in 2008 resulted from management’s overall assessment of the probable losses within the loan portfolio at December 31, 2008, the growth in loans and considering the level of net charge-offs during the year of $740,000.  For 2007, the Bank added $480,000 to the allowance for credit losses.  The increase in 2007 was due in part to the growth in loans and the result of our assessment of probable losses within the loan portfolio.  In 2006, the Bank added $800,000 to the allowance for credit losses.  The increase in 2006 is due in part to the increase in the volume of outstanding loans and our assessment of the overall adequacy of the allowance for credit losses and net charge offs of $330,000.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$2,345	22.3%	$2,861	22.2%	$1,777	26.7%	$1,254	27.1%	$1,656	31.1%
Real estate construction, land development and other land loans	1,808	7.4%	836	10.3%	820	9.6%	312	10.5%	294	10.1%
Real estate - other	4,959	49.5%	3,813	48.2%	2,570	46.9%	1,353	44.0%	1,210	40.7%
Equity loans and lines of credit	797	8.0%	334	7.8%	64	6.8%	157	7.2%	171	7.5%
Loans to finance agricultural and other loans to farmers	405	9.0%	708	7.8%	235	6.7%	501	9.4%	227	9.0%
Loans to individuals for household, family and other personal expenditures and other loans	382	2.0%	423	2.4%	593	3.1%	236	1.7%	193	1.5%
Other	80	1.8%	48	1.3%	64	0.2%	23	0.1%	1	0.1%
Unallocated reserve	238	—	1,177	—	1,100	—	51	—	57	—
	$11,014	100%	$10,200	100%	$7,223	100%	$3,887	100%	$3,809	100%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time. In 2010 enhanced ALLL methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category resulting in a decrease in unallocated reserves. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. The unallocated reserves as of December 31, 2009 and 2008 were higher because Q factors were applied to the portfolio as a whole.

Table H

DEPOSITS

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$116,504	0.38%	$109,318	0.66%	$61,227	0.47%
Money market accounts	$157,761	0.66%	$136,104	0.93%	$105,223	1.93%
Time certificates of deposit	$183,109	1.19%	$211,193	1.82%	$128,425	3.09%
Non-interest bearing demand	$152,946	N/A	$153,148	N/A	$131,744	N/A
Total deposits	$636,166	0.58%	$632,263	0.93%	$445,285	1.42%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2010.

(In thousands)
Three months or less	$48,041
Over 3 months through 6 months	29,311
Over 6 through 12 months	24,970
Over 12 months	17,181
$119,503

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Net income:
To average assets	0.43%	0.34%	0.95%
To average shareholders’ equity	3.41%	3.10%	8.82%
Dividends declared per share to net income per share	N/A	N/A	12.66%
Average shareholders’ equity to average assets	12.67%	11.08%	10.75%

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

The Bank is a member of the FDIC, which currently insures customer deposits in each member bank to a maximum of $250,000 per depositor.  For this protection, the Bank is subject to the rules and regulations of the FDIC, and, as is the case with all insured banks, may be required to pay a semi-annual statutory assessment. As mandated by the Dodd-Frank Act, the FDIC Board approved the final rule that implemented unlimited deposit insurance coverage on noninterest-bearing transaction accounts beginning on December 31, 2010, and ending

December 31, 2012.  This coverage replaces the unlimited coverage under the Transaction Account Guarantee Program (the “TAGP”). Coverage under this program is confined to noninterest-bearing accounts and interest-bearing Lawyers Trust accounts (IOLTAs). The coverage will not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts, and money-market deposit accounts.

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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code.  See Note 13 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning preferred stock issued through the Capital Purchase Program (CPP) on January 30, 2009 and preferred stock and common stock issued pursuant to Stock Purchase Agreements with accredited private investors.  Dividends on common stock in 2011 will also be limited to historic levels without the prior approval of the United States Treasury due to the Company’s participation in the CPP.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2010 are as follows:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY

Total risk-based capital ratio	8.00%	10.00%	15.19%	15.42%
Tier 1 risk-based capital ratio	4.00%	6.00%	13.92%	14.16%
Tier 1 leverage capital ratio	4.00%	5.00%	9.32%	9.48%

USA PATRIOT ACT

On October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  The USA PATRIOT Act also made significant changes to the Bank Secrecy Act.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and of identifying customers when establishing new relationships and standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

* To conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

* To ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

* To ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

* To ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

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

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  The Bank was last examined for CRA compliance by its primary regulator, the FDIC, as of November 2009.

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

Recent Accounting Pronouncements

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets.  Prior to the issuance of Statement 166, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets.  Statement 166 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur.  If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met.  Additionally, existing provisions that require the transferred assets to be isolated from the originating institution (transferor), that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired were retained.  The new provisions became effective on January 1, 2010 and early adoption was not permitted. The impact of adoption was not material to the Company’s financial position, results of operation or cash flows.

Fair Value Measurements

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements.  Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities.  This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010.  The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011.  The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the Company’s financial position, results of operation or cash flows.

Disclosures about Credit Quality

In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan losses but did not have an impact on the Company’s financial position, results of operation or cash flows.

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

At December 31, 2010, our non-performing loans and leases were 4.30% of total loans and leases compared to 4.13% at December 31, 2009, and at December 31, 2010, our non-performing assets (which include foreclosed real estate) were 2.57% of total assets compared to 2.85% at December 31, 2009.  The allowance for loan and lease losses as a percentage of non-performing loans and leases was 59.3% as of December 31, 2010 compared to 53.8% at December 31, 2009.  Non-performing assets adversely affect our net income in various ways.  Until economic and market conditions improve, we expect to be exposed to losses relating to an increase in non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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

At December 31, 2010, $280.0 million, or 64.9% of our total loan and lease portfolio, consisted of real estate related loans.  Substantially all of our real property collateral is located in our operating markets in the Central Valley in California.  The continuing trend of deteriorating economic conditions in California and in our operating markets has contributed to an overall decline in commercial and residential real estate values.  A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods.  Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.  The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

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

As mandated by the Dodd-Frank Act, the FDIC Board approved the final rule that implemented unlimited deposit insurance coverage on noninterest-bearing transaction accounts beginning on December 31, 2010, and ending December 31, 2012.  This coverage replaces the unlimited coverage under the Transaction Account Guarantee Program (the “TAGP”). Coverage under this program is confined to noninterest-bearing accounts and interest-bearing Lawyers Trust accounts (IOLTAs). The coverage will not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts, and money-market deposit accounts.

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

Increases in FDIC insurance premiums will add to our cost of operations and could have a significant impact on us.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.  On November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012.  This prepaid amount for the Company was $2,759,000 on December 31, 2010. The prepayments result in a nominal decrease in earnings and liquidity.

On February 7, 2011, the FDIC Board of Directors adopted the final rule, which redefines the deposit insurance assessment base as required by the Dodd-Frank Act, and makes changes to assessment rates.  The final rule redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity, defined as Tier 1 capital. The final rule adopts a new assessment rate schedule effective April 1, 2011, and in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels and will be payable at the end of September 2011.  The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base.  The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.

In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses and securities that have been downgraded to below investment grade by national rating agencies.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and for the year ended December 31, 2010, we recorded an other-than-temporary impairment of $1,587,000. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the “FHLB”), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2010, we held stock in the FHLB totaling $3,050,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB’s dividend paying practices will continue.  As of December 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2010, we had approximately $23,577,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005 and Service 1st Bancorp in November 2008.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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

Because of our participation in the Troubled Asset Relief Program (“TARP”), we are subject to several restrictions, including restrictions on compensation paid to our executives.

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

The dividends declared and the accretion on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share.  The preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding-up.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the U.S. Treasury is exercised.  The shares of common stock underlying the warrant represent approximately 0.84% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

Properties owned by the Bank are held without loans or encumbrances.  All of the property leased is leased directly from independent parties.  Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company.  See Note 13 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 3 -                                                 LEGAL PROCEEDINGS.

Regent Hotel Litigation

On May 1, 2008, Regent Hotel, LLC (“Regent”) filed a lawsuit in the Superior Court of California, County of Sacramento (the “Regent Litigation”).  Regent Hotel, LLC, a California limited liability company and subsidiary of Regent Development, Inc., a California corporation, filed the Regent Litigation naming as defendants First Bank, as the lead bank in a loan participation, and East West Bank and S1 Bank, which was acquired by the Bank on November 13, 2008, which are participating in the loan.  Regent claims that First Bank refused to fund a construction loan draw request and that East West Bank and S1 Bank interfered in the relationship between Regent and First Bank which affected the decision by First Bank not to fund the draw request.  Through its acquisition of S1 Bank, the Bank was a 9.915% participant in the amount of approximately $4,000,000.  Regent filed for Chapter 11 bankruptcy in 2008.  The suit asked for actual and punitive damages in excess of $10,000,000.  In addition, certain contractors filed mechanics liens against Regent, under which S1 Bank was named in the complaint.  These complaints have been removed to the bankruptcy court.

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

In 2010, settlement agreements between all parties were signed and the bankruptcy court approved the settlement.  The appeal period is in effect until April 1, 2011.  If no party objects during the appeal period, the settlement will be finalized on April 1, 2011. The Bank was removed from the mechanics liens in 2010 after the Bank acknowledged it no longer had an interest in the property.

In accordance with the escrow agreement, once the litigation is completely satisfied the remaining balance in the escrow fund will be disbursed to former Service 1st shareholders after reimbursing the Bank for any legal and escrow costs.

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

ITEM 4 -                                                 REMOVED AND RESERVED

PART II

ITEM 5 -                                               MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the Nasdaq Capital Market under the ticket symbol CVCY.  As of March 7, 2011, we had approximately 746 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr 4
	2010	2010	2010	2010	2009	2009	2009	2009
High	$6.10	$8.25	$6.44	$6.00	$7.34	$5.98	$5.90	$5.75
Low	$5.34	$5.13	$5.40	$5.25	$3.53	$4.05	$5.11	$5.08

We did not pay a cash dividend in 2010 or 2009.   The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2010, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	707,129	$7.31	368,100
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	707,129	$7.31	368,100

In 2010, options to purchase 15,200 shares of the Company’s common stock were granted from the 2000 Plan at an exercise price of $5.76 and options to purchase 67,800 shares of common stock were granted from the 2005 Plan at exercise prices between $5.30 and $5.76.  All options were granted with an exercise price equal to the market value on the grant date.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA

	2010	2009	2008	2007	2006
Statements of Income
Total interest income	$36,013	$40,734	$31,845	$32,566	$30,932
Total interest expense	4,283	6,627	7,278	8,058	6,559
Net interest income before provision for credit losses	31,730	34,107	24,567	24,508	24,373
Provision for credit losses	3,800	10,514	1,290	480	800
Net interest income after provision for credit losses	27,930	23,593	23,277	24,028	23,573
Non-interest income	3,721	5,850	5,190	4,518	5,177
	31,651	29,443	28,467	28,546	28,750
Non-interest expenses	28,741	27,531	20,976	19,099	18,541
Income before (benefit from) provision for income taxes	2,910	1,912	7,491	9,447	10,209
(Benefit from) provision for income taxes	(369)	(676)	2,352	3,167	3,298

Net income	3,279	2,588	5,139	6,280	6,911
Preferred stock dividends and accretion of discount	395	365	—	—	—
Net income available to common shareholders	$2,884	$2,223	$5,139	$6,280	$6,911

Basic earnings per share	$0.31	$0.29	$0.83	$1.05	$1.16
Diluted earnings per share	$0.31	$0.28	$0.79	$0.99	$1.07
Cash dividends declared per common share	$—	$—	$0.10	$0.10	$—

	December 31,
	(In thousands)
	2010	2009	2008	2007	2006
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$280,967	$232,142	$194,215	$98,909	$128,463
Net loans	420,583	449,007	477,015	337,241	318,853
Total deposits	650,495	640,167	635,058	402,562	440,627
Total assets	777,594	765,488	752,713	483,685	500,059
Shareholders’ equity	97,392	91,223	75,375	54,194	49,778
Earning assets	713,971	696,914	681,280	441,825	453,211

Average balances:

Investment securities, Federal funds sold and deposits in other banks	$231,761	$199,425	$125,932	$103,253	$125,702
Net loans	444,418	473,850	362,333	327,665	300,591
Total deposits	636,166	632,263	445,285	417,691	414,310
Total assets	758,852	752,509	541,789	477,321	470,221
Shareholders’ equity	96,174	83,400	58,251	51,754	45,564
Earning assets	672,804	671,906	492,414	436,564	431,368

Data from 2008 reflects the partial year impact of the acquisition of Service 1st Bancorp and its subsidiary, Service 1st Bank.

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

When the Company uses in this Annual Report the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  See also risk factors discussed in Item 1A Risk Factors in the Company’s December 31, 2010 Form 10-K.

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

During 2010, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry. In 2010, the Company expanded the existing Modesto loan production office opened in 2007, into a larger full-service branch. In 2009, we opened a new full service office in Merced, California and relocated our Oakhurst office to a new smaller facility in a more desirable location.  During 2008 the Company acquired Service 1st Bancorp and its banking subsidiary adding three strategically located branches and we relocated our Herndon and Fowler branch from an in-store location to a new larger facility.  During 2007, we relocated our Kerman branch to a new larger facility.  During 2006, the Bank opened two full service retail offices in Fresno, one in the downtown area and one in the Sunnyside area of Fresno.  In 2006, the Company consolidated its administrative offices into a single location in Fresno and opened a limited service branch there.  The Bank now operates 17 full-service offices.  The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.

ECONOMIC CONDITIONS

The economy in California’s Central Valley has been negatively impacted by the recession that began in 2007 and the related real estate market and the slowdown in residential construction. The recession has impacted most industries in our market area.  During the past three years, housing values throughout the nation and especially in the Central Valley have decreased dramatically, which in turn has negatively affected the personal net worth of much of the population in our service area.  Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California.

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

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2010 was $0.31compared to $0.28 and $0.79 for the years ended December 31, 2010, 2009 and 2008, respectively.  Net income for 2010 was $3,279,000 compared to $2,588,000 and $5,139,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase in net income and EPS was primarily driven by lower provision for credit losses, partially offset by decreases in net interest income and non-interest income, and an increase in non-interest expenses in 2010 compared to 2009. Total assets at December 31, 2010 were $777,594,000 compared to $765,488,000 at December 31, 2009.

Return on average equity for 2010 was 3.41% compared to 3.10% and 8.82% for 2010, 2009 and 2008, respectively.  Return on average assets for 2010 was 0.43% compared to 0.34% and 0.95% for 2010, 2009 and 2008, respectively.  Total equity was $97,391,000 at December 31, 2010 compared to $91,223,000 at December 31, 2009.  The increase in assets and equity in 2010 compared to 2009 is due to an increase in deposits and increases in other comprehensive income and retained earnings and the exercise of stock options.  The increase in 2009 assets and equity compared to 2008 was mainly due to capital raising activities including our participation in the Treasury Capital Purchase Program under the Emergency Economic Stabilization Act under which the Company issued preferred stock and a Warrant to issue common stock in consideration of $7,000,000 and the private sale of equity to certain accredited investors who purchased preferred and common shares for a total of $8,000,000.

Average total loans decreased $27,118,000 or 5.62% to $455,340,000 in 2010 compared to $482,458,000 in 2009.  In 2010, we recorded a provision for credit losses of $3,800,000 compared to $10,514,000 in 2009 and $1,290,000 in 2008.  The Company had nonperforming assets totaling $19,984,000 at December 31, 2010.  Nonperforming assets included nonaccrual loans totaling $18,561,000, other real estate owned of $1,325,000 and $98,000 in other assets.  At December 31, 2009 nonperforming assets totaled $21,838,000 consisting of $18,959,000 in nonaccrual loans, other real estate owned of $2,832,000 and $47,000 in other assets.  Net charge-offs for 2010 were $2,986,000 compared to $7,537,000 for 2009 and $740,000 for 2008.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•                  Return to our stockholders;

•                  Return on average assets;

•                  Development of core earnings, including net interest income and non-interest income;

•                  Asset quality;

•                  Asset growth;

•                  Capital adequacy;

•                  Operating efficiency; and

•                  Liquidity

Return to Our Stockholders

Our return to our stockholders is measured in a ratio that measures the return on average equity (ROE).  Our ROE was 3.41% for the year ended 2010 compared to 3.10% and 8.82% for the years ended 2009 and 2008, respectively.  In 2010, compared to 2009 we experienced an increase in net income and an increase in capital due to increases in other comprehensive income and retained earnings, and the exercise of stock options.  During 2009, compared to 2008 we experienced a decrease in our net income and an overall increase in the level of capital due to the issuance of preferred stock in connection with the U. S. Treasury Capital Purchase Program, and a private placement of our common and preferred stock.

Our net income for the year ended December 31, 2010 increased $691,000 compared to 2009.  Net income decreased $2,551,000 for 2009 compared to 2008 and decreased $1,141,000 for 2008 compared to 2007.  During 2010 net income increased primarily due to a decrease in the provision for credit losses partially offset by decreases in net interest income and non-interest income, and an increase in non-interest expenses in 2010 compared to 2009.  Net interest income decreased because interest income decreased more relative to the decrease in interest expense.  Non-interest income decreased due to an increase in Other-Than-Temporary-Impairment (OTTI) charges of $1,587,000, a decrease in net realized gains on sales and calls of investment securities of $657,000 and a decrease in customer service charges of $284,000.

Non-interest expenses increased in 2010 compared to 2009 primarily due to increases in OREO expenses of $592,000, legal fees of $165,000, and salaries and employee benefits of $945,000, partially offset by decreases in regulatory assessments of $413,000 and data processing expenses of $119,000.  The 2009 period included a $353,000 FDIC one-time special assessment in addition to the recurring regulatory assessments. During 2010, our net interest margin (NIM) decreased 36 basis points compared to 2009.  Basic EPS was $0.31 for 2010 compared to $0.29 and $0.83 for 2009 and 2008, respectively.  Diluted EPS was $0.31 for 2010 compared to $0.28 and $0.79 for 2009 and 2008, respectively.  The increase in EPS in 2010 was due primarily to the increase in net income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2010 was 0.43% compared to 0.34% and 0.95% for the years ended December 31, 2009 and 2008, respectively.  The 2010 increase in ROA is due to the increase in net income partially offset by an increase in average assets.  Annualized ROA for our peer group was -0.26% at September 30, 2010.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $300M to $950M that are not subchapter S corporations.

Development of Core Earnings

Over the past several years, we have focused on not only our net income, but improving the consistency of our core earnings in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest-earning assets through loan generation and retention.  We minimized the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.95% for the year ended December 31, 2010, compared to 5.31% and 5.13% for the years ended December 31, 2009 and 2008, respectively.  The decrease in net interest margin compared to 2009 is principally due to a decrease in our yield on earning assets which was greater than the decrease in our cost of funds.  In comparing the two periods, the effective yield on total earning assets decreased 71 basis points, while the cost of total interest-bearing liabilities decreased 45 basis points and the cost of total deposits decreased 35 basis points.  Our cost of total deposits in 2010 was 0.58% compared to 0.93% for the same period in 2009 and 1.42% for the year ended December 31, 2008.  Our net interest income before provision for credit losses decreased $2,377,000 or 6.97% to $31,730,000 for the year ended 2010 compared to $34,107,000 and $24,567,000 for the years ended 2009 and 2008, respectively.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2010 decreased 2,129,000 or 36.39% to $3,721,000 compared to $5,850,000 in 2009 and $5,190,000 in 2008.  Customer service charges decreased $284,000 or 8.09% to $3,225,000 in 2010 compared to $3,509,000 and $3,350,000 in 2009 and 2008, respectively.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $19,984,000 and $21,838,000 at December 31, 2010 and 2009, respectively.  Nonperforming assets included nonaccrual loans totaling $18,561,000 or 4.30% of gross loans as of December 31, 2010 and $18,959,000 or 4.13% of gross loans as of December 31, 2009.  At December 31, 2010, other nonperforming assets included other real estate owned totaling $1,325,000 and other assets of $98,000 compared to $2,832,000 and $47,000 on December 31, 2009, respectively. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 1.58% during 2010 to $777,594,000 as of December 31, 2010 from $765,488,000 as of December 31, 2009.  Total gross loans decreased 6.01% to $431,597,000 as of December 31, 2010, compared to $459,207,000 at December 31, 2009.  Total investment securities and Federal funds sold decreased 2.87% to $191,925,000 as of December 31, 2010 compared to $197,598,000 as of December 31, 2009.  Total deposits increased 1.61% to $650,495,000 as of December 31, 2010 compared to $640,167,000 as of December 31, 2009.  Our loan to deposit ratio at December 31, 2010 was 66.35% compared to 71.73% at December 31, 2009.  The loan to deposit ratio of our peers was 82.47% at September 30, 2010.

Capital Adequacy

At December 31, 2010, we had a total capital to risk-weighted assets ratio of 15.42%, a Tier 1 risk-based capital ratio of 14.16% and a leverage ratio of 9.48%.  At December 31, 2009, we had a total capital to risk-weighted assets ratio of 13.54%, a Tier 1 risk-based capital ratio of 12.28% and a leverage ratio of 9.30%.  At December 31, 2010, on a stand-alone basis, the Bank had a total risk-based capital ratio of 15.19%, a Tier 1 risk based capital ratio of 13.92% and a leverage ratio of 9.32%.  At December 31, 2009, the Bank had a total risk-based capital ratio of 13.38%, Tier 1 risk-based capital of 12.12% and a leverage ratio of 9.20%.  The improvement in 2010 is due to an increase in risk adjusted capital while risk weighted assets decreased.  Note 12 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ration is better.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 73.18% for 2010 compared to 67.31% for 2009 and 70.10% for 2008.  The decline in the efficiency ratio in 2010 is due to an increase in operating expenses and a decrease in net interest income.  The efficiency ratio in 2009 improved due to an increase in net interest income and non-interest income.  The deterioration in the efficiency ratio in 2008 was due to the increase in operating expenses due to our acquisition and expansion in 2008.  The Company’s net interest income before provision for credit losses plus non-interest income decreased 11.2% to $35,451,000 in 2010 compared to $39,957,000 in 2009 and $29,757,000 in 2008, while operating expenses increased 4.40% in 2010, 31.25% in 2009, and 9.8% in 2008.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $39,000,000 and secured borrowing lines of approximately $114,659,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $292,324,000 or 37.59% of total assets at December 31, 2010 and $245,999,000 or 32.14% of total assets as of December 31, 2009.

RESULTS OF OPERATIONS

Net Income

Net income was $3,279,000 in 2010 compared to $2,588,000 and $5,139,000 in 2009 and 2008, respectively.  Basic earnings per share was $0.31, $0.29, and $0.83 for 2010, 2009, and 2008, respectively.  Diluted earnings per share was $0.31, $0.28, and $0.79 for 2010, 2009 and 2008, respectively.  ROE was 3.41% for 2010 compared to 3.10% for 2009 and 8.82% for 2008.  ROA for 2010 was 0.43% compared to 0.34% for 2009 and 0.95% for 2008.

The increase in net income for 2010 compared to 2009 can be attributed to the decrease in the provision for credit losses, partially offset by decreases in net interest income and non-interest income, and an increase non-interest expenses and a decrease in the benefit from income taxes. The decrease in net interest income for 2010 compared to 2009 was due primarily to the 36 basis point reduction in the net interest margin. The decrease in net income for 2009 compared to 2008 was due mainly to increases in the provision for credit losses and non-interest expenses, partially offset by increases in net interest income and non-interest income, and a decrease in the provision for income taxes.

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

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$42,047	$110	0.26%	$3,008	$8	0.27%
Securities
Taxable securities	124,163	5,472	4.41%	114,465	7,701	6.73%
Non-taxable securities (1)	64,838	4,605	7.10%	64,325	4,632	7.20%
Total investment securities	189,001	10,077	5.33%	178,790	12,333	6.90%
Federal funds sold	713	2	0.28%	17,627	48	0.27%
Total securities	231,761	10,189	4.40%	199,425	12,389	6.21%
Loans (2) (3)	437,959	27,390	6.25%	469,341	29,920	6.37%
Federal Home Loan Bank stock	3,084	11	0.36%	3,140	7	0.22%
Total interest-earning assets	672,804	$37,590	5.59%	671,906	$42,316	6.30%
Allowance for credit losses	(10,922)			(8,608)
Nonaccrual loans	17,381			13,117
Other real estate owned	2,972			2,553
Cash and due from banks	16,479			17,401
Bank premises and equipment	6,089			6,629
Other non-earning assets	54,049			49,511
Total average assets	$758,852			$752,509
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$142,350	$498	0.35%	$131,818	$771	0.58%
Money market accounts	157,761	1,036	0.66%	136,104	1,262	0.93%
Time certificates of deposit, under $100,000	69,066	866	1.25%	90,614	1,922	2.12%
Time certificates of deposit, $100,000 and over	114,043	1,313	1.15%	120,579	1,912	1.59%
Total interest-bearing deposits	483,220	3,713	0.77%	479,115	5,867	1.22%
Other borrowed funds	19,634	570	2.90%	29,987	760	2.53%
Total interest-bearing liabilities	502,854	$4,283	0.85%	509,102	$6,627	1.30%
Non-interest bearing demand deposits	152,946			153,148
Other liabilities	6,878			6,859
Shareholders’ equity	96,174			83,400
Total average liabilities and shareholder’s equity	$758,852			$752,509
Interest income and rate earned on average earning assets		$37,590	5.59%		$42,316	6.30%
Interest expense and interest cost related to average interest-bearing liabilities		4,283	0.85%		6,627	1.30%
Net interest income and net interest margin (4)		$33,307	4.95%		$35,689	5.31%

(1)         Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,566 and $1,575 in 2010 and 2009, respectively.

(2)         Loan interest income includes loan fees of $460 in 2010 and $544 in 2009.

(3)         Average loans do not include nonaccrual loans.

(4)         Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $2,530,000 or 8.46% in 2010 compared to 2009.  Interest and fee income increased $4,289,000 or 16.73% in 2009 compared to 2008.  The decrease in 2010 is attributable to a decrease in average total loans outstanding and a 12 basis point decrease in the yield on loans.  The increase in 2009 is attributable to an increase in average total loans outstanding combined with a 69 basis point decrease in yield on loans in 2009 compared to 2008.  Average total loans for 2010 decreased $27,118,000 to $455,340,000 compared to $482,458,000 for 2009 and $367,009,000 for 2008.  The yield on loans for 2010 was 6.25% compared to 6.37% and 7.06% for 2009 and 2008, respectively.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities) not on a fully tax equivalent basis, decreased $2,191,000 or 20.26% in 2010 compared to 2009 primarily due to a $32,336,000 increase in the average balance to $231,761,000 in 2010 compared to $199,425,000 in 2009, coupled with a decrease in yield on investments of 181 basis points.  In 2009, total investment income increased $4,600,000  or 74.02% from 2008 primarily due to a 58.36% increase in the average balances of these investments and a 82 basis point increase in the yields earned.  Average total investments for 2009 were $199,425,000 compared to $125,932,000, for 2008.  The increase in the investment portfolio in 2009 was due primarily to the acquisition of Service 1st.

A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2010, we held $107,915,000 or 56.40% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 4.42%.   We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net of tax effect value of the change in market value of the available-for-sale investment portfolio was a gain of $967,000 and is reflected in the Company’s equity.  At December 31, 2010, the average life of the investment portfolio was 7.4 years and the market value reflected a pre-tax gain of $1,643,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI) and recorded a $1,587,000 OTTI loss for the year ended December 31, 2010.  Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At December 31, 2010, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $14,516,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $10,284,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the historical changes in interest rates that occurred in 2007 and 2008, which were in 25, 50 and 75 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income in 2010 decreased $4,721,000 to $36,013,000 compared to $40,734,000 in 2009 and $31,845,000 in 2008.  The decrease was due to the 71 basis point decrease in the tax equivalent yield on average interest earning assets and a change in the mix of interest earning assets.  The yield on interest earning assets decreased to 5.59% for the year ended December 31, 2010 from 6.30% for the year ended December 31, 2009.  Average interest earning assets increased slightly to $672,804,000 for the year ended December 31, 2010 compared to $671,906,000 for the year ended December 31, 2009.  Average interest-earning deposits in other banks increased $39,039,000 comparing 2010 to 2009.  Average yield on these deposits was 0.26%.  Average Investments increased $10,211,000 but the tax equivalent yield on average investments decreased 181 basis points.  Average loans decreased $27,118,000 and the yield on average loans decreased 12 basis points.

The increase in total interest income in 2009 was due to the 36.5% increase in the average balance of interest-earning assets partially offset by the 31 basis point decrease in the yield on those assets.  The yield on interest-earning assets decreased to 6.30% for the year ended December 31, 2009 from 6.61% for the year ended December 31, 2008.  Average interest-earning assets increased to $671,906,000 for the year ended December 31, 2009 compared to $492,414,000 for the year ended December 31, 2008.  The $179,492,000 increase in average earning assets in 2009 can be attributed to the Service 1st acquisition.

Interest expense on deposits in 2010 decreased $2,154,000 or 36.71% to $3,713,000 compared to $5,867,000 in 2009 and $6,340,000 in 2008.  The decrease in interest expense in 2010 compared to 2009 was primarily due to the repricing of interest-bearing deposits which decreased 45 basis points to 0.77% in 2010 from 1.22% in 2009.  This decrease was partially offset by a $4,105,000 or 0.86% increase in average interest-bearing deposits.  The decrease in interest expense in 2009 compared to 2008 was due to repricing of interest-bearing deposits, which decreased 81 basis points to 1.22% in 2009 from 2.03% in 2008, as a result of the decreases in the Federal funds interest rate.  Average interest-bearing deposits were $483,220,000 for 2010 compared to $479,115,000 and $313,541,000 for 2009 and 2008, respectively.  The increases in average interest-bearing deposits in 2009 and 2008 were the result of our own organic growth and the acquisition of Service 1st in November 2008.

Average other borrowings decreased to $19,634,000 with an effective rate of 2.90% for 2010 compared to $29,987,000 with an effective rate of 2.53% for 2009.  In 2008, the average other borrowings were $32,526,000 with an effective rate of 2.89%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit and advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long-term borrowings.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.  The effective rate of the FHLB advances was 3.20% for 2010 and 3.08% for 2009 and 2008.

The cost of all of our interest-bearing liabilities decreased 45 basis points to 0.85% for 2010 compared to 1.30% for 2009 and 2.11% for 2008.  The cost of total deposits decreased to 0.58% for the year ended December 31, 2010 compared to 0.93% and 1.42% for the years ended December 31, 2009 and 2008, respectively.  Average demand deposits decreased 0.13% to $152,946,000 in 2010 compared to $153,148,000 for 2009 and $131,744,000 for 2008. The ratio of non-interest demand deposits to total deposits decreased to 24.04% for 2010 compared to 24.22% and 29.59% for 2009 and 2008, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2010 decreased $2,377,000 or 6.97% to $31,730,000 compared to $34,107,000 for 2009 and $24,567,000 for 2008.  The decrease in 2010 was due to the 36 basis point decrease in our net interest margin (NIM). Yield on interest earning assets decreased 71 basis points while the effective rate on interest bearing liabilities only decreased 45 basis points.  The change in the mix of average interest earning assets also affected NIM.  Interest-earning deposits in other banks and investment securities, which tend to have lower effective yields, increased while higher yielding loans decreased as previously discussed.  Net interest income before provision for credit losses increased $9,540,000 in 2009 compared to 2008 mainly due to an increase in average total interest-earning assets of 36.5% along with an 18 basis point increase in our NIM partially offset by an increase in interest-bearing liabilities of 47.1%.  Average interest-earning assets were $672,804,000 for the year ended December 31, 2010 with a net interest margin (NIM) of 4.95% compared to $671,906,000 with a NIM of 5.31% in 2009, and $492,414,000 with a NIM of 5.13% in 2008.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in Thousands)	December 31, 2010	% of Total Loans	December 31, 2009	% of Total Loans

Commercial & industrial	$2,425	24.1%	$2,909	23.5%
Agricultural land and production	405	9.0%	708	7.8%
Real estate:
Owner occupied	1,978	25.9%	1,382	24.1%
Real estate-construction and other land loans	1,808	7.4%	836	10.3%
Commercial real estate	1,387	14.7%	1,131	15.7%
Other	1,594	8.9%	1,300	8.4%
Total real estate	6,767	56.9%	4,649	58.5%
Equity loans and lines of credit	797	8.0%	334	7.8%
Consumer & installment	382	2.0%	423	2.4%
Unallocated reserves	238		1,177
Total allowance for credit losses	$11,014		$10,200

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time. In 2010 enhanced methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category resulting in a decrease in unallocated reserves. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. The unallocated reserves as of December 31, 2009 were higher because Q factors were applied to the portfolio as a whole.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The provisions for credit losses in 2010, 2009 and 2008 were $3,800,000, $10,514,000, and $1,290,000, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the year ended December 31, 2010, the Company had net charge offs totaling $2,986,000 compared to $7,537,000 and $740,000 for the same periods in 2009 and 2008, respectively.  The decrease in provision for credit losses in 2010 compared to 2009 resulted from a decrease in the level of outstanding loans and a decrease in net charge offs.  The net charge off ratio, which reflects net charge-offs to average loans, was 0.66%, 1.56% and 0.20% for 2010, 2009, and 2008, respectively.

Nonperforming loans were $18,561,000 and $18,959,000 at December 31, 2010 and 2009, respectively.  Nonperforming loans as a percentage of total loans were 4.30% at December 31, 2010 compared to 4.13% at December 31, 2009.  Other real estate owned at December 31, 2010 was $1,325,000 net of a valuation allowance of $309,000 compared to $2,832,000 net of a valuation allowance of $356,000 in 2009.

Losses in the commercial and industrial and real estate segments of the loan portfolio in 2010 decreased compared to 2009.  We had loans past due, not including non accrual loans, totaling $3,421,000 at December 31, 2010 compared to $3,522,000 at December 31, 2009.  Losses in the loan portfolio and non-accruing balances remain elevated relative to historical periods and an increase in the level of charge-offs and the number and dollar volume of past due and nonperforming loans may result in further provisions to the allowance for credit losses.

We believe the significant economic downturn that has continued throughout 2010 has had a considerable impact on the ability of certain borrowers to satisfy their obligations, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, we estimate the impact certain economic factors will have on various credits within the portfolio.  Negative economic trends contributed substantially to increases in the required allowance to cover potential losses in the loan portfolio resulting in additional provisions.

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

As of December 31, 2010, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses of $3,800,000 in 2010, $10,514,000 in 2009, and $1,290,000 in 2008, was $27,930,000 for 2010 compared to $23,593,000 and $23,277,000 for 2009 and 2008, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $3,721,000 in 2010 compared to $5,850,000 and $5,190,000 in 2009 and 2008, respectively. The $2,129,000 or 36.39% decrease in non-interest income was due to decreases in gains on sales and calls of investment securities, an other-than-temporary impairment write down on certain investment securities, and a decrease in customer service charges.  The $660,000 increase in non-interest income comparing 2009 to 2008 was due to increases in customer service charges, gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, loan placement fees, and other income.

Customer service charges decreased $284,000 to $3,225,000 in 2010 compared to $3,509,000 in 2009 and $3,350,000 in 2008.  The decrease in 2010 is mainly due to a decrease in overdraft fee income.  The increase in 2009 compared to 2008 is mainly due to an increase in the activity level as the average number of transaction accounts increased organically and as a result of the Service 1st acquisition, as have the fees generated by the overdraft protection program.

During the year ended December 31, 2010, we realized net losses on sales and calls of investment securities of $191,000 from net losses from sales and calls of securities.  Net gains on sales and calls of securities were $466,000 and $165,000 for the same periods in 2009 and 2008, respectively.  In 2009, investment securities that had been marked to market when we acquired Service 1st were subsequently called at par value resulting in gains.  For the year ended December 31, 2010, we realized a $1,587,000 other-than-temporary impairment write down on certain investment securities.  See Footnote 4 to the audited Consolidated Financial Statements for more detail.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $392,000 in 2010 compared to $391,000 and $268,000 in 2009 and 2008, respectively.  The $123,000 or 45.9% increase comparing the year ended December 31, 2009 with the same period in 2008 is due to an increase in the average balance in this portfolio as a result of the Service 1st acquisition.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $69,000 in 2010 to $300,000 compared to $231,000 in 2009 and $111,000 in 2008.  In 2010 and 2009, refinancing and new mortgage activity increased due to the historically low mortgage rates, a decline in housing values and first time home buyer tax incentives.

The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2010 we held $3,050,000 in FHLB stock compared to $3,140,000 at December 31, 2009.  Dividends in 2010 increased to $11,000 compared to $7,000 in 2009 and $118,000 in 2008.

Other income increased to $1,395,000 in 2010 compared to $1,246,000 and $1,178,000 in 2009 and 2008, respectively.  The period-to-period increases in 2010 compared to 2009 and 2008 were due to an increases in electronic funds transfer fee income.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, data processing expenses, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $1,210,000 or 4.40% to $28,741,000 in 2010 compared to $27,531,000 in 2009, which was an increase of $6,555,000 in 2009 compared to $20,976,000 in 2008.

Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles and other real estate owned expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 73.18% for 2010 compared to 67.31% for 2009 and 70.10% for 2008.  The decline in the efficiency ratio in 2010 resulted from decreases in net interest income and non-interest income as well as an increase in operating expenses.  Our efficiency ratio improved in 2009 compared to 2008 due to a 35.31% increase in net interest income plus non-interest income.

Salaries and employee benefits increased $945,000 or 6.79% to $14,871,000 in 2010 compared to $13,926,000 in 2009 and $11,578,000 in 2008.  The increase in salaries and employee benefits for the 2010 period can be attributed to the addition of personnel in connection with the expansion of offices in Modesto and Merced and other new positions along with normal cost increases.  Full time equivalents were 217 at December 31, 2010 compared to 194 at December 31, 2009. The increase in 2009 compared to 2008 can be attributed to the addition of personnel in connection with the Service 1st acquisition and the opening of the new Merced office along with normal cost increases for salaries and employee benefits.

At December 31, 2010 we had two share based compensation plans under which compensation expense is recognized based on the estimated fair value of the awards at the date of the grant.  The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 599,229 shares remain reserved for issuance for options already granted under incentive and nonstatutory agreements. This plan expired in November 2010 and no new options will be granted under this plan.  The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  Currently under the 2005 Plan, there are 107,900 shares reserved for issuance for options already granted to employees and directors.

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

For the years ended December 31, 2010, 2009 and 2008, the compensation cost recognized for share based compensation was $239,000, $284,000 and $100,000, respectively.

As of December 31, 2010, there was $413,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the two plans.  The cost is expected to be recognized over a weighted average period of 3.0 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail.

In 2010, options to purchase 15,200 shares of the Company’s common stock were granted from the 2000 Plan at an exercise price of $5.76 and options to purchase 67,800 shares of common stock were granted from the 2005 Plan at exercise prices between $5.30 and $5.76.  In 2009, options to purchase 13,500 shares of the Company’s common stock were granted at exercise prices of between $5.06 and $6.40 from the 2005 Plan.  All options were granted with an exercise price equal to the market value on the grant date.

In December 2008, the Company cancelled options to purchase 90,550 shares of common stock granted on October 17, 2007 and options to purchase 15,000 shares of common stock granted on October 1, 2007, and on December 17, 2008 the Company granted new options to purchase 105,550 shares of common stock to the directors, senior managers and other employees.  The modification affected 57 employees and eight directors and the total incremental compensation cost recognized for the modification in 2008 was $38,000.  The grant date of the new options was December 17, 2008 and the options were granted with an exercise price equal to the fair market value on the grant date of $6.70 per share.  The Board of Directors of the Company also granted new options to purchase 15,000 shares of common stock during 2008 at an exercise price of $6.70, the fair market value on the grant date.

The Board considered the general decline in stocks of financial institutions as a whole in reaching their decision to cancel and reissue options in 2008.  The cancellation of previously issued options reflects the Board’s desire to ensure that options continue to provide proper incentive to key personnel.

Occupancy and equipment expense increased $55,000 or 1.44% to $3,867,000 in 2010 compared to $3,812,000 in 2009 and $2,890,000 in 2008.  The increase in 2010 can be principally attributed to the expansion of our Modesto loan production office to a full service office and the relocation of our Merced and Oakhurst offices to larger facilities. The increase in 2009 was primarily due to the addition of three new branch locations in Tracy, Stockton and Lodi California as a result of the Service 1st acquisition in the fourth quarter of 2008 and the new Merced office opened in 2009.

Regulatory assessments decreased $413,000 or 25.75% to $1,191,000 in 2010 compared to $1,604,000 and $330,000 in 2009 and 2008, respectively.  There was no special assessment in 2010 which is the main reason for the decrease comparing 2010 to 2009.  The increase in 2009 was due to the increase in FDIC insurance premiums as a result of an increase in deposit balances due to the Service 1st acquisition, an increase in the assessment rates enacted by the FDIC, and an FDIC imposed Special Assessment of $343,000 that was effective during the second quarter of 2009.  With the three year prepayment of FDIC premiums in the fourth quarter of 2009, we expect that regulatory assessments will remain at historically high levels for the foreseeable future.

Data processing expenses were $1,197,000 in 2010 compared to $1,316,000 in 2009 and $848,000 in 2008.  The $119,000 or 9.04% decrease in 2010 is a result of a reduction in terms of our core processing contract.  The $468,000 increase in 2009 compared to 2008 was due to the Service 1st acquisition and the addition of new branch locations.

Legal fees increased $165,000 or 50.00% to $495,000 for the year ended December 31, 2010 compared to $330,000 and $141,000 in 2009 and 2008, respectively.  The increases in 2010 and 2009 are primarily due to issues related to nonperforming assets and other loan related legal expenses.

Total other real estate owned (OREO) expenses increased $592,000 or 123.59% to $1,071,000 for the year ended December 31, 2010 compared to $479,000 for the same period in 2009.  The increase in 2010 is primarily the result of the write downs of several OREO properties to their estimated fair value resulting in a valuation expense totaling $591,000.  Carrying costs and property taxes totaled $371,000 related to the OREO portfolio and we realized a $109,000 loss on disposition of OREO property for the year ended December 31, 2010.  We had no OREO expenses in 2008.

Amortization of cored deposit intangibles was $414,000 for the years ended December 31, 2010 and 2009 and $231,000 in 2008. The $183,000 increase in amortization of core deposit intangibles (CDI) in 2009 compared to 2008 was due to the CDI associated with the acquisition of Service 1st.

Other non-interest expenses increased $90,000 or 2.06% to $4,460,000 in 2010 compared to $4,370,000in 2009 and $4,068,000 in 2008.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2010	% Average Assets	Other Expense 2009	% Average Assets	Other Expense 2008	% Average Assets

ATM/debit card expenses	$354	0.05%	$419	0.06%	$308	0.06%
Telephone	305	0.04%	272	0.04%	205	0.04%
License and maintenance contracts	275	0.04%	251	0.03%	170	0.03%
Stationery and supplies	271	0.04%	271	0.04%	226	0.04%
Postage	218	0.03%	233	0.03%	178	0.03%
Consulting	212	0.03%	454	0.06%	192	0.04%
Director fees and related expenses	209	0.03%	205	0.03%	173	0.03%
Amortization of software	195	0.03%	194	0.03%	101	0.02%
Appraisal fees	165	0.02%	125	0.02%	4	—
Donations	148	0.02%	99	0.01%	90	0.02%
Education and training	139	0.02%	85	0.01%	96	0.02%
General insurance	130	0.02%	144	0.02%	136	0.03%
Operating losses	44	0.01%	47	0.01%	90	0.02%
Merger expenses	—	—	2	—	447	0.08%
Other	1,795	0.24%	1,569	0.21%	1,652	0.30%
Total other non-interest expense	$4,460	0.59%	$4,370	0.58%	$4,068	0.75%

For the year ended December 31, 2010, the $40,000 increase in appraisal fees was related to nonperforming assets and updating appraisals for certain loans collateralized by real estate.  Education and training expenses increased $54,000 mainly due to the implementation of a management training program.  In 2009 the $262,000 increase in consulting expenses was related to assistance with renegotiating our core processor contracts.   The $120,000 increase in appraisal fees is primarily due to issues related to nonperforming assets and other loan related expenses.   The increase in various other expenses was principally due to the addition of the Service 1st offices and the new Oakhurst and Merced offices.

Provision for Income Taxes

Our effective income tax rate was (12.68%) for 2010 compared to (35.35%) for 2009 and 31.39% for 2008.  The Company reported an income tax benefit of $369,000 for the year ended December 31, 2010, compared to a benefit totaling $676,000 and provision totaling $2,352,000 for the years ended December 31, 2009 and 2008, respectively.  The increase in the effective tax rate in 2010 compared to 2009 was a result of an increase in net income before tax.  The decrease in the effective tax rate for the year ended December 31, 2009 compared to 2008 is due primarily to increases, as a percentage of pretax income, in the Federal tax deduction for tax free municipal bonds, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On January 30, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury (Treasury) under the Capital Purchase Program, and issued and sold 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (Preferred Stock) and a Warrant to purchase 158,133 shares at $6.64 per share of the Company’s common stock, no par value, for an aggregate purchase price of $7,000,000 in cash.  According to the agreement, if we received aggregate gross cash proceeds of not less than $7 million from a Qualified Equity Offering (QEO) on or prior to December 31, 2009, the number of shares issuable under the Warrant could be reduced by one half.  On December 23, 2009, we received $8,000,000 in gross proceeds from a QEO and subsequently the Treasury agreed to reduce the number of common shares issuable under the Warrant to 79,067.   We accrued preferred stock dividends to the Treasury and accretion of the issuance discount in the amount of $395,000 and $365,000 during the years ended December 31, 2010 and 2009, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2010 compared to December 31, 2009

As of December 31, 2010, total assets were $777,594,000 an increase of 1.58%, or $12,106,000 compared to $765,488,000 as of December 31, 2009.  Total gross loans decreased 6.01%, or $27,610,000 to $431,597,000 as of December 31, 2010 compared to $459,207,000 as of December 31, 2009.  Total investment portfolio decreased 2.87% to $191,925,000.  Total deposits increased 1.61%, or $10,328,000 to $650,495,000 as of December 31, 2010 compared to $640,167,000 as of December 31, 2009.  Shareholders’ equity increased 6.76%, or $6,169,000, to $97,391,000 as of December 31, 2010 compared to $91,223,000 as of December 31, 2009.

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

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, collateralized mortgage obligations, corporate debt securities, and overnight investments in the Federal funds market and are classified at the date of acquisition as available for sale or held to maturity.  As of December 31, 2010, investment securities with a fair value of $129,968,000, or 67.93% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2010 was 66.35% compared to 71.73% at December 31, 2009.  The loan to deposit ratio of our peers was 82.47% at September 30, 2010.  The total investment portfolio, including Federal funds sold, decreased 2.87% or $5,673,000 to $191,925,000 at December 31, 2010 from $197,598,000 at December 31, 2009 primarily due to sales and calls of securities and principal pay downs.  The market value of the portfolio reflected an unrealized gain of $1,643,000 at December 31, 2010 compared to a $2,425,000 loss at December 31, 2009.

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.

As of November 30, 2010, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).   Under ASC 320-10, the portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the expected yield at purchase.

In accordance with the Company’s OTTI policy, we evaluated all available-for-sale investment securities with an unrealized loss at November 30, 2010 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at November 30, 2010 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  We also analyzed any securities that may have been down graded by credit rating agencies. We retained the services of a third party in December 2010 to provide independent valuation and OTTI analysis of private label residential mortgage-backed securities (PLRMBS).

For those bonds that met the evaluation criteria, we obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, we also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of November 30, 2010.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

The unrealized losses associated with PLRMBS are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), the Company expects to recover the entire amortized cost basis of these securities, with the exception of certain securities for which OTTI was recorded.  As of December 31, 2010 management reviewed the data and there were no significant changes.

At December 31, 2010, the Company had a total of 36 PLRMBS with a remaining principal balance of $18,661,000 and a net unrealized loss of approximately $823,000.  12 of these securities account for $1,329,000 of the unrealized loss at December 31, 2010 offset by 24 of these securities with gains totaling $506,000.  The Company continues to perform extensive analyses on these securities as well as all PLRMBS.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.  11 of these PLRMBS with a remaining principal balance of $11,785,000 had credit ratings below investment grade.  Based on the analyses performed, 9 of the PLRMBS wi credit ratings below investment grade, with a remaining principal balance of $11,460,000 were considered to be other-than-temporarily impaired at December 31, 2010.  An OTTI charge to earnings of $1,587,000 was recorded during the year ended December 31, 2010.  This charge was taken to reflect ongoing and increasing deterioration of credit quality and increasing loss severities of the underlying mortgages.  The cumulative unrealized loss on these securities decreased during the year ended December 31, 2010 primarily due to a declining interest rate environment.  This change in unrealized loss was recognized in other comprehensive income and is also presented in the income statement as a component of non-interest income in the presentation of other-than-temporary impairment losses.

See Note 4 to the audited Consolidated Financial Statements for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans have decreased to $431,597,000 as of December 31, 2010 compared to $459,207,000 as of December 31, 2009.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2010 and 2009:

Loan Type	December 31, 2010	% of Total loans	December 31, 2009	% of Total loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$104,387	24.1%	$107,726	23.5%
Agricultural land and production	38,787	9.0%	35,796	7.8%
Total commercial	135,265	33.1%	137,560	31.3%
Real estate:
Owner occupied	111,888	25.9%	111,006	24.1%
Real estate-construction and other land loans	32,039	7.4%	47,233	10.3%
Commercial real estate	63,627	14.7%	71,977	15.7%
Other	38,354	8.9%	38,532	8.4%
Total real estate	245,908	56.9%	268,748	58.5%
Consumer:
Equity loans and lines of credit	34,521	8.0%	36,110	7.8%
Consumer and installment	8,493	2.0%	11,219	2.4%
Total consumer	43,014	10.0%	47,329	10.2%
Deferred loan fees, net	(499)		(392)
Total gross loans	431,597	100.0%	459,207	100.0%
Allowance for credit losses	(11,014)		(10,200)
Total loans	$420,583		$449,007

At December 31, 2010, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.2% of total loans of which 31.3% were commercial and 64.9% were real-estate-related.  This level of concentration is consistent with the 96.3% at December 31, 2009.  Although we believe the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2010 or December 31, 2009.

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

At December 31, 2010, nonperforming assets totaled $19,984,000 compared to $21,838,000 at December 31, 2009.  In 2010, nonperforming assets included nonaccrual loans totaling $18,561,000, OREO of $1,325,000, and repossessed assets of $98,000.  Nonperforming assets in 2009 consisted of $18,959,000 in nonaccrual loans, OREO of $2,832,000 and repossessed assets of $47,000.  At December 31, 2010, we had seven loans considered troubled debt restructurings totaling $6,180,000, which are included in nonaccrual loans.  We had seven restructured loans totaling $4,568,000 at December 31, 2009.  We have no outstanding commitments to lend additional funds to any of these borrowers.

A summary of nonaccrual, restructured, and past due loans at December 31, 2010 and 2009 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2010 or 2009.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2010, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2009	December 31, 2009

Nonaccrual Loans
Commercial and industrial	$1,487	$3,169
Real Estate	4,772	3,183
Real estate construction and land development	5,634	7,690
Consumer	—	349
Equity loans and lines of credit	488	—
Other	—	—
Restructured loans (non-accruing)
Commercial and industrial	869	28
Real Estate	3,118	2,326
Real estate construction and land development	2,193	2,214
Total nonaccrual	18,561	18,959
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$18,561	$18,959

Nonperforming loans to total loans	4.30%	4.13%
Ratio of nonperforming loans to allowance for credit losses	168.52%	185.87%
Loans considered to be impaired	$18,561	$18,959
Related allowance for credit losses on impaired loans	$2,124	$752

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral dependent.  As of December 31, 2010 and 2009, we had impaired loans totaling $18,561,000 and $18,959,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value of collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $1,228,000 for the year ended December 31, 2010 of which $376,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $852,000 and $371,000 for the years ended December 31, 2009 and 2008, respectively of which $404,000 and $139,000 was attributable to troubled debt restructurings, respectively.

The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2010.

(Dollars in thousands)	Balances December 31, 2009	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balances December 31, 2010
Non-accrual loans:
Commercial and industrial	$3,169	$1,450	$(1,402)	$—	$(223)	$(1,507)	$1,487
Real estate	3,183	5,724	(1,954)	(1,812)	(126)	(243)	4,772
Real estate construction and land development	7,690	51	(238)	(1,655)	(214)	—	5,634
Consumer	349	177	—	—	—	(526)	—
Equity loans and lines of credit	—	509	(21)	—	—	—	488
Restructured loans (non-accruing):
Commercial and industrial	28	900	(59)	—	—	—	869
Real estate	2,326	1,834	(1,042)				3,118
Real estate construction and land development	2,214	1,250	(519)	—	—	(752)	2,193
Total non-accrual	$18,959	$11,895	$(5,235)	$(3,467)	$(563)	$(3,028)	$18,561

The following table provides a summary of the change in the OREO balance:

	Years Ended December 31,
(Dollars in thousands)	2010	2009
Balance, December 31, 2009	$2,832	—
Additions	3,467	3,188
Dispositions	(4,450)	—
Write-downs	(592)	(356)
Gain on disposition	176	—
Loss on disposition	(108)	—
Balance, December 31, 2010	$1,325	$2 832

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value, less selling costs. OREO holdings represented two properties with a fair value totaling $1,325,000 at December 31, 2010 and two properties totaling $2,832,000 at December 31, 2009.

The Bank was party to a lawsuit filed by Regent Hotel, LLC against First Bank (Lead Bank), as the lead bank in a loan participation, and East West Bank and Service 1st Bank, which was acquired by the Bank on November 13, 2008, were participating in the loan.  In 2009, the Lead Bank purchased the Bank’s participating interest in the Regent Hotel loan at a discount and indemnified the Bank against any further actions pursuant to the lawsuit.  Included in the merger consideration paid by the Company to acquire Service 1st was $3,500,000 which was placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.  Consequent to the Lead Bank buying the Bank’s position, in 2009 the Bank collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In 2010, settlement agreements between all parties were signed and the bankruptcy court approved the settlement.  The appeal period is in effect until April 1, 2011.  If no party objects during the appeal period, the settlement will be finalized on April 1, 2011. In accordance with the escrow agreement, once the litigation is completely satisfied the remaining balance in the escrow fund will be disbursed to former Service 1st shareholders after reimbursement to the Bank for any legal and escrow costs.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009

Balance, beginning of the year	$10,200	$7,223
Provision charged to operations	3,800	10,514
Losses charged to allowance	(4,122)	(7,926)
Recoveries	1,136	389
Balance, end of year	$11,014	$10,200

Allowance for credit losses to total loans	2.55%	2.22%

As of December 31, 2010 the balance in the allowance for credit losses was $11,014,000 compared to $10,200,000 as of December 31, 2009.  The increase was due to net charge offs during 2010 being less than the amount of the provision for credit losses.  Net charge offs totaled $2,986,000 while the provision for credit losses was $3,800,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $123,676,000 as of December 31, 2010 compared to $131,139,000 as of December 31, 2009.  Risks and uncertainties exist in all lending transactions, and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of December 31, 2010 the allowance for credit losses was 2.55% of total gross loans compared to 2.22% as of December 31, 2009. During 2010 there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  During the year ended December 31, 2010 the Company enhanced the process for estimating the allowance for credit losses.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories.  In 2010 enhanced methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category resulting in a decrease in unallocated reserves. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Of the losses charged to the allowance in 2010 and 2009 of $4,122,000 and 7,926,000, the portion related to overdraft losses on transaction deposit accounts totaled $96,000 and $126,000, respectively.

Nonperforming loans totaled $18,561,000 as of December 31, 2010, and $18,959,000 as of December 31, 2009.   The allowance for credit losses as a percentage of nonperforming loans was 59.34% and 53.80% as of December 31, 2010 and 2009, respectively.  Management believes the allowance at December 31, 2010 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2010 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In conjunction with the Company’s annual review during the third quarter of 2010, management engaged an independent valuation specialist to test goodwill for impairment.  Goodwill impairment testing is a two step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any.  If the fair value of the reporting unit exceeds the carrying value, then goodwill is not impaired and step two is unnecessary.  Since the Company is considered to be one reporting unit, the fair value of the Company was compared to the carrying value.  Based on the results of the testing performed, the fair value of the Company exceeded the carrying value so step two was not required and goodwill was not impaired.  The fair value of the Company was determined based on an analysis of three different valuation methods including the analysis of discounted future cash flows, comparable whole bank transactions, and the Company’s market capitalization plus a control premium.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2010, so goodwill was not required to be retested.

The intangible assets at December 31, 2010 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at December 31, 2010 was $1,198,000, net of $1,702,000 in accumulated amortization expense.  The carrying value at December 31, 2009 was $1,612,000, net of $1,288,000 accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management engaged an independent valuation specialist to perform an annual impairment test on core deposit intangibles as of September 30, 2010 and determined no impairment was necessary. Amortization expense recognized was $414,000 for 2010 and 2009, and for 2008 was $231,000.

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The FDIC implemented unlimited deposit insurance coverage on non-interest bearing transaction accounts beginning December 31, 2010, and ending December 31, 2012, as mandated by the Dodd-Frank Act.  Coverage under this program is confined to non-interest bearing accounts and does not cover interest-bearing NOW accounts but does include Interest on Lawyers Trust Accounts (IOLTAs).  Coverage on all other accounts including interest bearing NOW accounts is limited to $250,000 beginning January 1, 2011. This coverage replaces the unlimited coverage under the Transaction Account Guarantee Program (TAGP).

Total deposits increased $10,328,000 or 1.61% to $650,495,000 as of December 31, 2010 compared to $640,167,000 as of December 31, 2009.  Interest-bearing deposits decreased $3,909,000 or 0.81% to $476,628,000 as of December 31, 2010 compared to $480,537,000 as of December 31, 2009.  Non-interest bearing deposits increased $14,237,000 or 8.92% to $173,867,000 as of December 31, 2010 compared to $159,630,000 as of December 31, 2009.  Our total market share of deposits in Fresno, Madera, and San Joaquin counties was 3.38% in 2010 compared to 3.50% in 2009 based on FDIC deposit market share information published as of June 30, 2010.

The composition of the deposits and average interest rates paid at December 31, 2010 and 2009 is summarized in the table below.

(Dollars in thousands)	December 31, 2010	% of Total Deposits	Effective Rate	December 31, 2009	% of Total Deposits	Effective Rate

NOW accounts	$114,473	17.6%	0.38%	$112,493	17.6%	0.66%
MMA accounts	157,345	24.2%	0.66%	142,917	22.3%	0.93%
Time deposits	177,132	27.2%	1.19%	200,681	31.4%	1.82%
Savings deposits	27,678	4.3%	0.20%	24,446	3.8%	0.22%
Total interest-bearing	476,628	73.3%	0.77%	480,537	75.1%	1.22%
Non-interest bearing	173,867	26.7%		159,630	24.9%
Total deposits	$650,495	100.0%		$640,167	100.0%

Short-term borrowings totaled $10,000,000 as of December 31, 2010 compared to $5,000,000 as of December 31, 2009.  Short-term borrowings consist of FHLB advances maturing within one month.  The maximum amount of short-term borrowings at any month-end during 2010, 2009 and 2008, was $10,000,000, $5,000,000, and $24,600,000, respectively.  We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances.

Total long-term debt as of December 31, 2010 was $4,000,000 and consisted of FHLB advances with interest rate of 3.59%  maturing in 2013.  Long-term debt was $14,000,000 as of December 31, 2009 with rates ranging from 3.00% to 3.59% and a weighted average rate of 3.20%.

The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2010, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2010, the rate was 1.89%.  Interest expense recognized by the Company for the year ended December 31, 2010,  2009 and 2008 was $102,000, $129,000 and $46,000, respectively.

Capital Resources

Capital serves as a source of funds and helps protect depositors and shareholders against potential losses.  Historically, the primary source of capital for the Company has been internally generated capital through retained earnings.  In addition to net income, capital increased in 2009 from the issuance of preferred stock and warrants under the Treasury Capital Purchase Program and preferred stock and common stock issued to accredited investors.  In 2008, in addition to net income, capital increased from common stock issued for the acquisition of Service 1st Bancorp.

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

Our stockholders’ equity increased to $97,391,000 as of December 31, 2010 compared to $91,223,000 as of December 31, 2009. The increase in stockholder’s equity is a result of increase in retained earnings from net income of $3,279,000, increase in unrealized gain on the available-for-sale investment securities of $2,422,000, exercise of stock options and related tax benefits, and the effect of share based compensation expense of $239,000, offset by preferred stock dividends and accretion of discount of $349,000.

We participated in the Treasury Capital Purchase Program under the Emergency Economic Stabilization Act.  The Company issued preferred stock and a Warrant to issue common stock and received $7,000,000 in cash under this program.  The Company agreed to restrict dividend payments on common stock to no more than historic levels while our preferred stock is owned by the Treasury.  See Note 13 to the audited Consolidated Financial Statements in this report for a more detailed discussion.

On December 23, 2009, the Company entered into Stock Purchase Agreements with a limited number of accredited investors to sell a total of 1,264,952 shares of common stock, without par value at $5.25 per share, and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock (Series B Preferred Stock) at $1,000 per share, for an aggregate gross purchase price of $8,000,000, offset by issuance expenses totaling $242,000.  In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock.   See Note 13 to the audited Consolidated Financial Statements in this report for a more detailed discussion.

During 2010 and 2009, the Bank did not pay any dividends to the Company.  In 2008, the Bank declared and paid cash dividends to the Company of $6,100,000, in connection with the acquisition of Service 1st and stock repurchase agreements approved by the Company’s Board of Directors.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$70,669	9.48%	$67,547	9.30%
Minimum regulatory requirement	$29,832	4.00%	$29,056	4.00%
Central Valley Community Bank	$69,457	9.32%	$66,624	9.20%
Minimum requirement for “Well-Capitalized” institution	$37,264	5.00%	$36,210	5.00%
Minimum regulatory requirement	$29,811	4.00%	$28,968	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$70,669	14.16%	$67,547	12.28%
Minimum regulatory requirement	$19,965	4.00%	$21,998	4.00%
Central Valley Community Bank	$69,457	13.92%	$66,624	12.12%
Minimum requirement for “Well-Capitalized” institution	$29,929	6.00%	$32,977	6.00%
Minimum regulatory requirement	$19,953	4.00%	$21,985	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$76,982	15.42%	$74,463	13.54%
Minimum regulatory requirement	$39,931	8.00%	$43,996	8.00%
Central Valley Community Bank	$75,766	15.19%	$73,535	13.38%
Minimum requirement for “Well-Capitalized” institution	$49,881	10.00%	$54,962	10.00%
Minimum regulatory requirement	$39,905	8.00%	$43,970	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.   Disallowed deferred tax assets deducted from Tier 1 capital were $5,981,000 and $4,918,000 at December 31, 2010 and 2009, respectively.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2010, the Company had unpledged securities totaling $61,357,000 available as a secondary source of liquidity and total cash and cash equivalents of $100,399,000.  Cash and cash equivalents at December 31, 2010 increased 207% compared to December 31, 2009.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.  Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality.  Consequently, expanding our loan portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2010 our available borrowing capacity includes approximately $39,000,000 in Federal funds lines with our correspondent banks and $114,659,000 in unused FHLB advances.  At December 31, 2010, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.  The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2010 and 2009:

Credit Lines (In thousands)	December 31, 2010	December 31, 2009
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$39,000	$39,000
Balance outstanding	$—	$—

Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$114,659	$113,451
Balance outstanding	$14,000	$19,000
Collateral pledged	$123,717	$139,726
Fair value of collateral	$126,326	$144,903

Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$1,321	$917
Balance outstanding	$—	$—
Collateral pledged	$1,322	$922
Fair value of collateral	$1,354	$956

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $123,676,000 as of December 31, 2010 compared to $131,139,000 as of December 31, 2009.  For a more detailed discussion of these financial instruments, see Note 12 to the audited Consolidated Financial Statements in this Annual Report.

In the ordinary course of business, the Company is party to various operating leases.  For a more detailed discussion of these financial instruments, see Note 12 to the audited Consolidated Financial Statements in this Annual Report.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2010, 75.41% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2010, 81.94% of our time deposits matures within one year or less.  As of December 31, 2010, $10,000,000 of our short term debt and $4,000,000 of our long-term debt was fixed rate.  Our long-term debt has maturities through 2013.

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

Our management and Board of Directors’ Asset/Liability Committees (ALCO) are responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity.  The ALCO operates under policies and within risk limits prescribed, reviewed, and approved by the Board of Directors.

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

Interest rate simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios.  All assets and liabilities are normally subjected to up to 400 basis point increases and decreases in interest rates in 100 basis point increments.  Under each interest rate scenario, we project our net interest income.  From these results, we can then develop alternatives in dealing with the tolerance thresholds.

Approximately 75.41% of our loan portfolio is tied to adjustable rate indices and 38.7% of our loan portfolio reprices within 90 days.  As of December 31, 2010, we had 635 commercial and real estate loans totaling $188,895,000 with floors ranging from 3.25% to 8.50% and ceilings ranging from 7.00% to 25.00%.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2011 under the interest rate shock scenarios stated.  The table was prepared as of December 31, 2010, using a prime interest rate of 3.25%.

Sensitivity Analysis of Impact of Rate Changes on Interest Income

HYPOTHETICAL CHANGE IN RATES	PROJECTED NET INTEREST INCOME	$ CHANGE FROM RATES AT December 31, 2011	% CHANGE FROM RATES AT December 31, 2011
(Dollars in thousands)
UP 300 bp	$34,111	$3,198	10.35%
UP 200 bp	32,906	1,993	6.45%
UP 100 bp	31,770	857	2.77%
UNCHANGED	30,913	—	—
DOWN 25 bp	30,758	(156)	(0.50)%

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

There is no material change in our current market risk exposure from the market risk exposure we experienced in 2010.  The outcome of the sensitivity analysis conducted for 2009 was essentially the same as 2010.

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

Allowance for Credit Losses

Our most significant management accounting estimate is the appropriate level for the allowance for credit losses.  The allowance for credit losses is established to absorb known and inherent losses attributable to loans outstanding.  The adequacy of the allowance is monitored on an on-going basis and is based on our management’s evaluation of numerous factors.  These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. See Note 1 to the audited Consolidated Financial Statements in this Annual Report for more detail regarding our allowance for credit losses.

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

At December 31, 2010, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Market Risk section for further discussion.

ITEM 8 -                                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Central Valley Community Bancorp
and Subsidiaries

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidy (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidy as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California
March 16, 2011

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(In thousands, except per share amounts)

	2010	2009
ASSETS
Cash and due from banks	$11,357	$13,857
Interest-earning deposits in other banks	89,042	34,544
Federal funds sold	600	279
Total cash and cash equivalents	100,999	48,680
Available-for-sale investment securities (Amortized cost of $189,682 at December 31, 2010 and $199,744 at December 31, 2009)	191,325	197,319
Loans, less allowance for credit losses of $11,014 at December 31, 2010 and $10,200 at December 31, 2009	420,583	449,007
Bank premises and equipment, net	5,843	6,525
Other real estate owned	1,325	2,832
Bank owned life insurance	11,390	10,998
Federal Home Loan Bank stock	3,050	3,140
Goodwill	23,577	23,577
Core deposit intangibles	1,198	1,612
Accrued interest receivable and other assets	18,304	21,798
Total assets	$777,594	$765,488
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$173,867	$159,630
Interest bearing	476,628	480,537
Total deposits	650,495	640,167
Short-term borrowings	10,000	5,000
Long-term debt	4,000	14,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	10,553	9,943
Total liabilities	680,203	674,265
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized;
Series A, no par value, 7,000 shares issued and outstanding	6,864	6,819
Series B, no par value, issued and outstanding none at December 31, 2010 and 1,359 at December 31, 2009	—	1,317
Common stock, no par value; 80,000,000 authorized; issued and outstanding 9,109,154 at December 31, 2010 and 8,949,754 at December 31, 2009	38,428	37,611
Non-voting common stock, 1,000,000 authorized; issued and outstanding 258,862 at December 31, 2010 and none at December 31, 2009	1,317	—
Retained earnings	49,815	46,931
Accumulated other comprehensive income (loss), net of tax	967	(1,455)
Total shareholders’ equity	97,391	91,223
Total liabilities and shareholders’ equity	$777,594	$765,488

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands, except per share amounts)

	2010	2009	2008
Interest income:
Interest and fees on loans	$27,390	$29,920	$25,631
Interest on deposits in other banks	110	8	39
Interest on Federal funds sold	2	48	251
Interest and dividends on investment securities:
Taxable	5,472	7,701	4,806
Exempt from Federal income taxes	3,039	3,057	1,118
Total interest income	36,013	40,734	31,845
Interest expense:
Interest on deposits	3,713	5,867	6,340
Interest on junior subordinated deferrable interest debentures	102	129	46
Other	468	631	892
Total interest expense	4,283	6,627	7,278
Net interest income before provision for credit losses	31,730	34,107	24,567
Provision for credit losses	3,800	10,514	1,290
Net interest income after provision for credit losses	27,930	23,593	23,277
Non-interest income:
Service charges	3,225	3,509	3,350
Appreciation in cash surrender value of bank owned life insurance	392	391	268
Loan placement fees	300	231	111
Gain on disposal of other real estate owned	176	—	—
Net realized (losses) gains on sales and calls of investment securities	(191)	466	165
Total impairment on investment securities	(3,346)	—	—
Increase in fair value recognized in other comprehensive income	1,759	—	—
Net impairment loss recognized in earnings	(1,587)	—	—
Federal Home Loan Bank dividends	11	7	118
Other income	1,395	1,246	1,178
Total non-interest income	3,721	5,850	5,190
Non-interest expenses:
Salaries and employee benefits	14,871	13,926	11,578
Occupancy and equipment	3,867	3,812	2,890
Regulatory assessments	1,191	1,604	330
Data processing expense	1,197	1,316	848
Advertising	669	722	500
Audit and accounting fees	496	503	390
Legal fees	495	330	141
Other real estate owned	1,071	479	—
Amortization of core deposit intangibles	414	414	231
Loss on sale of assets	10	55	—
Other expense	4,460	4,370	4,068
Total non-interest expenses	28,741	27,531	20,976
Income before provision for income taxes	2,910	1,912	7,491
(Benefit from) provision for income taxes	(369)	(676)	2,352
Net income	$3,279	$2,588	$5,139
Net income	$3,279	$2,588	$5,139
Preferred stock dividends and accretion	395	365	—
Net income available to common shareholders	$2,884	$2,223	$5,139
Basic earnings per common share	$0.31	$0.29	$0.83
Diluted earnings per common share	$0.31	$0.28	$0.79
Cash dividends per common share	$—	$—	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands, except share and per share amounts)

	Preferred Stock				Common Stock			Accumulated Other Comprehensive	Total	Total
	Series A		Series B				Retained	(Loss) Income	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, January 1, 2008	—	$—	—	$—	5,975,316	$13,571	$40,483	$140	$54,194
Comprehensive income:
Net income	—	—	—	—	—	—	5,139	—	5,139	$5,139
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	—	—	48	48	48
Total comprehensive income										$5,187
Cash dividend - $.10 per share	—	—	—	—	—	—	(598)	—	(598)
Repurchase and retirement of common stock	—	—	—	—	(5,436)	(56)	—	—	(56)
Stock issued for acquisition	—	—	—	—	1,628,397	16,600	—	—	16,600
Stock-based compensation expense	—	—	—	—	—	100	—	—	100
Stock options exercised and related tax benefit	—	—	—	—	44,003	264	—	—	264
Cumulative effect of adopting ASC 715-60 (previously EITF 06-04)	—	—	—	—	—	—	(316)	—	(316)

Balance, December 31, 2008	—	—	—	—	7,642,280	30,479	44,708	188	75,375

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands, except share and per share amounts)

	Preferred Stock				Common Stock			Accumulated Other Comprehensive	Total	Total
	Series A		Series B				Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2008	—	$—	—	$—	7,642,280	$30,479	$44,708	$188	$75,375
Comprehensive income:
Net income	—	—	—	—	—	—	2,588	—	2,588	$2,588
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	(1,643)	(1,643)	(1,643)

Total comprehensive income	—	—	—	—	—	—	—	—	—	$945
Issuance of preferred stock Series A, net of discount	7,000	6,775			—	—	—	—	6,775
Issuance of preferred stock Series B, net of issuance cost	—	—	1,359	1,317	—	—	—	—	1,317
Issuance of common stock , net of issuance costs	—	—	—	—	1,264,952	6,441	—	—	6,441
Issuance of common stock warrants	—	—	—	—	—	225	—	—	225
Stock-based compensation expense	—	—	—	—	—	284	—	—	284
Stock options exercised and related tax benefit	—	—	—	—	42,522	182	—	—	182
Preferred stock dividends and accretion of discount	—	44	—	—	—	—	(365)	—	(321)

Balance, December 31, 2009	7,000	6,819	1,359	1,317	8,949,754	37,611	46,931	(1,455)	91,223

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands, except share and per share amounts)

	Preferred Stock				Common Stock			Accumulated Other Comprehensive	Total	Total
	Series A		Series B				Retained	Income (Loss)	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income

Balance, December 31, 2009	7,000	$6,819	1,359	$1,317	8,949,754	$37,611	$46,931	$(1,455)	$91,223

Comprehensive income:

Net income	—	—	—	—	—	—	3,279	—	3,279	$3,279
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	2,422	2,422	2,422
Total comprehensive income										$5,701

Stock-based compensation expense	—	—	—	—	—	239	—	—	239
Conversion of preferred stock Series, B to common stock - non-voting	—	—	(1,359)	(1,317)	258,862	1,317	—	—	—
Stock options exercised and related tax benefit	—	—	—	—	159,400	578	—	—	578
Preferred stock dividends and accretion	—	45	—	—	—	—	(395)	—	(350)

Balance, December 31, 2010	7,000	$6,864	—	$—	9,368,016	$39,745	$49,815	$967	$97,391

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$3,279	$2,588	$5,139
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	107	174	(370)
Depreciation	1,262	1,367	1,028
Accretion	(983)	(1,796)	(445)
Amortization	2,014	414	231
Stock-based compensation	239	284	100
Tax benefit from exercise of stock options	(28)	(7)	(57)
Provision for credit losses	3,800	10,514	1,290
Net other than temporary impairment losses on investment securities	1,587	300	—
Net realized losses (gains) on sales and calls of available-for-sale investment securities	191	(942)	(165)
Net realized losses on sales of held-to-maturity investment securities	—	176	—
Net loss on sale and disposal of equipment	10	55	—
Net gain on sale of other real estate owned	(66)	—	—
Write down of other real estate owned and other property	638	356	—
Increase in bank owned life insurance, net of expenses	(392)	(190)	(269)
Federal Home Loan Bank stock dividends	—	—	(118)
Net decrease (increase) in accrued interest receivable and other assets	3,281	(1,106)	(426)
Net decrease (increase) in prepaid FDIC assessments	981	(3,740)	—
Net increase (decrease) in accrued interest payable and other liabilities	594	(2,259)	294
(Benefit) provision for deferred income taxes	(2,337)	788	(556)
Net cash provided by operating activities	14,177	6,976	5,676
Cash Flows From Investing Activities:
Cash and cash equivalents acquired in acquisition	—	—	2,132
Purchases of available-for-sale investment securities	(39,985)	(82,178)	(57,484)
Purchases of held-to-maturity investment securities	—	(410)	(7,466)
Proceeds from sales or calls of available-for-sale investment securities	19,594	40,407	12,327
Proceeds from calls of held-to-maturity investment securities	—	1,474	—
Proceeds from maturity of available-for-sale investment securities	157	2,923	9,000
Proceeds from principal repayments of available-for-sale investment securities	27,901	29,954	18,525
Proceeds from principal repayments of held-to-maturity investment securities	—	2,793	501
Net decrease (increase) in loans	21,214	14,379	(24,666)
Proceeds from sale of other real estate owned	4,203	—	—
Purchases of premises and equipment	(595)	(991)	(1,092)
Proceeds from sale of premises and equipment	5	—	—
Federal Home Loan Bank stock redeemed	90	—	—
Proceeds from bank owned life insurance	—	430	—
Net cash provided by (used in) investing activities	32,584	8,781	(48,223)
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	33,877	16,415	26,676
Net (decrease) increase in time deposits	(23,548)	(11,306)	12,332
Proceeds from issuance of Series A preferred stock and warrants	—	7,000	—
Net proceeds from issuance of Series B preferred stock	—	1,317	—
Net proceeds from issuance of common stock	—	6,441	—

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Proceeds from short-term borrowings from Federal Home Loan Bank	—	10,000	135,500
Proceeds from long-term borrowings from Federal Home Loan Bank	—	—	19,000
Repayments of short-term borrowings to Federal Home Loan Bank	(5,000)	(10,000)	(165,500)
Net increase in short-term borrowings	—	—	2,803
Repayments of borrowings from other financial institutions	—	(6,367)	—
Share repurchase and retirement	—	—	(56)
Proceeds from exercise of stock options	550	175	207
Tax benefit from exercise of stock options	28	7	57
Cash dividend payments on common stock	—	—	(598)
Cash dividend payments on preferred stock	(349)	(277)	—
Net cash provided by financing activities	5,558	13,405	30,421
Increase (decrease) in cash and cash equivalents	52,319	29,162	(12,126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,680	19,518	31,644
CASH AND CASH EQUIVALENTS AT END OF YEAR	$100,999	$48,680	$19,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,485	$6,983	$6,926
Income taxes	$301	$690	$3,209
Non-cash investing activities:
Net pre-tax change in unrealized gain (loss) on available-for-sale investment securities	$4,068	$(2,738)	$79
Cumulative effect of adopting ASC 715-60 (previously EITF 06-04)	—	—	(316)
Non-cash financing activities:
Transfer of loans to other real estate owned	$3,467	$3,921	$—
Accrued preferred stock dividends	$45	$44	$—

Supplemental Schedule Related to Acquisitions:
Acquisition of Service 1st Bancorp:
Deposits			$193,488
Fed funds purchased			3,565
Short-term borrowings from Federal Home Loan Bank			10,000
Junior subordinated deferrable interest debentures			5,155
Other liabilities			4,220
Loans, net			(116,028)
Goodwill and intangibles			(16,239)
Premises and equipment			(1,070)
Federal Home Loan Bank stock			(1,000)
Investment securities			(83,099)
Other assets			(9,644)
Bank owned life insurance			(3,816)
Stock issued			16,600
Cash and cash equivalents acquired, net of cash paid			$2,132

The accompanying notes are an integral part of these consolidated financial statements

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

The Bank operates 17 full service offices in Clovis, Fresno, west and northeast Fresno County, Madera County, Tracy, Stockton, Lodi, Merced, Modesto, and Sacramento, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The FDIC implemented unlimited deposit insurance coverage on non-interest bearing transaction accounts beginning December 31, 2010, and ending December 31, 2012, as mandated by the Dodd-Frank Act.  This coverage replaces the unlimited coverage under the Transaction Account Guarantee Program.  Coverage under this program is confined to non-interest bearing accounts and does not cover interest-bearing NOW accounts but does include Interest on Lawyers Trust Accounts (IOLTAs). Coverage on all other accounts including interest bearing NOW accounts is limited to $250,000 beginning January 1, 2011.

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

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2010.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value. For the year ended December 31, 2010, there were no transfers between categories. During 2009, one security was transferred from held-to-maturity to available-for-sale.  At December 31, 2010, the Company had no held-to-maturity securities.

Gains or losses on the sale of investment securities are computed on the specific identification method.  Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.

An investment security is impaired when its carrying value is greater than its fair value.  Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Loans

Loans are stated at principal balances outstanding.  Interest is accrued daily based upon outstanding loan balances.  However, when, in the opinion of management, loans are considered impaired and the future collectibility of interest and principal is in serious doubt, a loan is placed on nonaccrual status and the accrual of interest income is suspended.  Any interest accrued but unpaid is charged against income.  Payments received are applied to reduce principal to ensure collection.  Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to principal until fully collected and then to interest.

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

At December 31, 2010, the Company has loans that were acquired through the merger with Service 1st for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Loans acquired for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Contractually required payments at acquisition:
Commercial	$1,582
Real estate	10,650
Consumer	149
Outstanding balance at acquisition	$12,381
Fair value at acquisition	$8,927

Subsequent to the acquisition, all of these loans were placed on nonaccrual status.  In 2010, the Bank foreclosed on one loan and the current carrying value is included in other real estate owned (OREO) at December 31, 2010. In 2009, the Bank foreclosed on one loan and the carrying value was included in OREO at December 31, 2009.  The property was sold in 2010 and is not included in OREO at December 31, 2010.  The outstanding contractual balance and carrying amount of loans and OREO acquired through the merger with Service 1st for which the carrying value was adjusted due to credit quality are as follows at December 31, 2010 and 2009 (in thousands):

	2010	2009

Commercial	$1,479	$1,479
Real estate	2,455	5,185
Consumer	147	147
Outstanding contractual balance	$4,081	$6,811
Carrying amount at December 31 included in loans	$1,385	$3,620
Carrying amount at December 31 included in OREO	745	2,464
Total at December 31	$2,130	$6,084

Allowance for Credit Losses

The allowance for credit losses is an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.

A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.  Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are not impaired is based on estimates made by management,  including but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment.  These portfolio segments include commercial and industrial, agricultural land and production, owner occupied real estate, real estate construction (including land and development loans), commercial real estate, equity loans and lines of credit, consumer loans and financing leases.  The allowance for credit losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans, except pools of homogeneous loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio.  These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:

Pass — A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.

Special Mention — A special mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date.  Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard — A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  Well defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time or the project’s failure to fulfill economic expectations.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful — Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification is considered temporary and short term.

Loss — Loans classified as loss are considered uncollectible and charged off immediately.

The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors.  Inherent credit risk and qualitative reserve factors are inherently subjective and are driven by the repayment risk associated with each class of loans described below.

Commercial:

Commercial and industrial — Commercial and industrial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses.  Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

Agricultural land and production — Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Lease Financing Receivables — Participations either acquired in the Service 1st acquisition; principally funding airplanes or self transport of personal property.  Also funds provided to fund solar applications.  Continued funding in this category has significantly decreased and assessment of risk is found in increased fuel costs.  In addition unemployment, “Green” environmental influences and other key economic indicators are closely tied to credit quality.

Real Estate:

Owner Occupied — Real estate collateral secured by commercial or professional properties with repayment arising from the owner’s business cash flow.  To meet this classification, the owner’s operation must occupy no less than 50% of the real estate held.  Financial profitability and capacity to meet the cyclical nature of the industry and related real estate market over a significant timeframe is essential.

Real estate construction and other land loans — Land and construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete projects within specified cost and time lines.  Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial real estate — Commercial real estate loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans.  Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans.  Trends in vacancy rates of commercial properties impact the credit quality of these loans.  High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Other Real Estate — Primarily Loans secured by agricultural real estate for development and production of permanent plantings have not reached maximum yields.  Also real estate loans where agricultural vertical integration exists in packing and shipping of commodities.  Risk is primarily based on liquidity of borrower to sustain payment during the development period.  In addition weather conditions and commodity prices within obligor’s existing agricultural production may affect repayment.

Consumer

Equity loans and  lines of credit — The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion.  These loans generally possess a lower inherent risk of loss than other real estate portfolio segments.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.  Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

Consumer and installment — An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period.  Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Consumer loans included credit card and other open ended unsecured consumer receivables. Credit card receivables and open ended unsecured receivables generally have a higher rate of default than all other portfolio segments and are also impacted by weak economic conditions and trends.  Credit card receivables and open ended unsecured receivables in homogeneous loan portfolio segments are not evaluated for specific impairment.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates.  At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors.  If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted.  In addition, the Company’s primary regulators, the FDIC and California Department of Financial Institutions, as an integral part of their examination process, review the adequacy of the allowance.  These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Goodwill

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2010 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In conjunction with the Company’s annual review during the third quarter of 2010, management engaged an independent valuation specialist to test goodwill for impairment.  Goodwill impairment testing is a two step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any.  If the fair value of the reporting unit exceeds the carrying value, then goodwill is not impaired and step two is unnecessary.  Since the Company is considered to be one reporting unit, the fair value of the Company was compared to the carrying value.  Based on the results of the testing performed, the fair value of the Company exceeded the carrying value so step two was not required and goodwill was not impaired.  The fair value of the Company was determined based on an analysis of three different valuation methods including the analysis of discounted future cash flows, comparable whole bank transactions, and the Company’s market capitalization plus a control premium.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2010, so goodwill was not required to be retested.

Intangible Assets

The intangible assets at December 31, 2010 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at December 31, 2010 was $1,198,000, net of $1,702,000 in accumulated amortization expense.  The carrying value at December 31, 2009 was $1,612,000, net of $1,288,000 accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management engaged an independent valuation specialist to perform an annual impairment test on core deposit intangibles as of September 30, 2010 and determined no impairment was necessary. Amortization expense recognized was $414,000 for 2010 and 2009, and $231,000 for 2008.

Income Taxes

The Company files its income taxes on a consolidated basis with its Subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for (benefit from)  income taxes.

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

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.  “More likely than not” is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Based upon our analysis of available evidence, we have determined that it is “more likely than not” that all of our deferred income tax assets as of December 31, 2010 and 2009 will be fully realized and therefore no valuation allowance was recorded.

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

Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders (net income after deducting dividends on preferred stock and accretion of discount) by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, result in the issuance of common stock which shares in the earnings of the Company.  All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and splits and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

Share-Based Compensation

The Company has two share-based compensation plans, the Central Valley Community Bancorp 2005 Omnibus Incentive Plan and the 2000 Stock Option Plan, all of which were approved by the shareholders of the Company.  The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.  These plans are more fully described in Note 14.  The 1992 Stock Option Plan no longer has any options outstanding.

In 2010, the Company granted options to purchase 83,000 shares of common stock. In 2009, the Company granted options to purchase 13,500 shares of common stock.  All options were granted with an exercise price equal to the fair market value on the grant date.

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2010, 2009, and 2008 were $28,000, $7,000, and $57,000, respectively.

The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  Historical data is used to determine the expected term of its stock options.

The fair value of each option is estimated on the date of grant using the following assumptions.

	2010	2009	2008

Dividend yield	0.00%	0.10%	0.10%
Expected volatility	40% - 44%	31% - 38%	31%
Risk-free interest rate	1.47% - 2.43%	1.52% - 1.87%	2.29%
Expected option term	6.5 years	6.5 years	6.5 years

Adoption of New Financial Accounting Standards

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets.  Prior to the issuance of Statement 166, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets.  Statement 166 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur.  If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met.  Additionally, existing provisions that require the transferred assets to be isolated from the originating institution (transferor), that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired were retained.  The new provisions became effective on January 1, 2010 and early adoption was not permitted. The impact of adoption was not material to the Company’s financial position, results of operation or cash flows.

Fair Value Measurements

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements.  Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities.  This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010.  The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011.  The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the Company’s financial position, results of operation or cash flows.

Disclosures about Credit Quality

In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of loans and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan losses but did not have an impact on the Company’s financial position, results of operation or cash flows.

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

As of the date of acquisition, Service 1st had total assets at fair value of $221,283,000, comprised of $6,626,000 in cash and due from banks, $83,099,000 in investment securities, $116,028,000 in loans (net of allowance for credit losses of $2,786,000), $1,070,000 in premises and equipment, $3,816,000 in bank owned life insurance and $10,644,000 in other assets.  Total liabilities acquired at fair value amounted to $216,428,000, including $193,488,000 in deposits, $13,565,000 in short-term borrowings, and $5,155,000 in long-term borrowings.

The accompanying consolidated financial statements include the accounts of Service 1st since November 13, 2008.  The following supplemental pro forma information discloses selected financial information for the period indicated as though the Service 1st merger had been completed as of the beginning of the period reported.  These results are not necessarily indicative of the results that could have been achieved had the companies operated on a combined basis nor does it include any synergies or cost savings that could have been implemented.  Dollars are in thousands except per share data.  2008 pro forma net income includes non-recurring merger expenses for legal, accounting and other professional fees, net of tax, totaling $595,000.

Year Ended
December 31,
2008

Revenue	$49,666

Net income	$1,689

Diluted earnings per share	$0.22

3.              FAIR VALUE MEASUREMENTS

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$11,357	$11,357	$13,857	$13,857
Interest-earning deposits in other banks	89,042	89,042	34,544	34,544
Federal funds sold	600	600	279	279
Available-for-sale investment securities	191,325	191,325	197,319	197,319
Loans, net	420,583	405,876	449,007	460,238
Bank owned life insurance	11,390	11,390	10,998	10,998
Federal Home Loan Bank stock	3,050	3,050	3,140	3,140
Accrued interest receivable	3,467	3,467	3,608	3,608

Financial liabilities:
Deposits	$650,495	$651,668	$640,167	$641,279
Short-term borrowings	10,000	10,000	5,000	5,000
Long-term debt	4,000	4,256	14,000	14,487
Junior subordinated deferrable interest debentures	5,155	2,320	5,155	2,616
Accrued interest payable	475	475	416	416

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

The following methods and assumptions were used to estimate the fair value of financial instruments.  For cash and due from banks, interest-earning deposits in other banks, Federal funds sold, variable-rate loans, bank owned life insurance, accrued interest receivable and payable, Federal Home Loan Bank (FHLB) stock, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value.  For investment securities, fair values are based on quoted market prices, quoted market prices for similar securities and indications of value provided by brokers.  The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities.  The fair value of long-term debt and subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

Fair Value Hierarchy

In accordance with applicable accounting guidance, the Company groups its assets and liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Valuations within these levels are based upon:

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

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2010 management transferred one CMO security totaling $3,078,000 from Level 3 to Level 2 and other equity securities totaling $7,588,000 from Level 3 to Level 1.  The transfers occurred to correct misclassification errors in prior periods.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale securities
Debt Securities:
U.S. Government agencies	$195	$—	$195	$—
Obligations of states and political subdivisions	75,050	—	75,050	—
U.S. Government agencies collateralized by mortgage obligations	90,077	—	90,077	—
Other collateralized mortgage obligations	17,838	—	17,838	—
Corporate debt securities	504	—	504	—
Other equity securities	7,661	7,661	—	—
Total assets and liabilities measured at fair value	$191,325	$7,661	$183,664	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2010 (in thousands).

	Balance, beginning of year	Net income	Other comprehensive income	Purchases, sales, and principal payments	Transfers into Level 3	Transfers out of Level 3	Balance, end of year

Available-for-sale securities
Other collateralized mortgage obligations	$5,724	$13	$93	$(2,752)	$—	$(3,078)	$—
Corporate debt securities	785	235	—	(1,020)	—	—	—
Other equity securities	7,588	—	—	—	—	(7,588)	—
Total assets and liabilities measured at fair value	$14,097	$248	$93	$(3,772)	$—	$(10,666)	$—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2010 totaled $248,000 and were included in non-interest income.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2010 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses in the Year
Impaired loans:
Commercial and industrial	$980	$—	$—	$980	$(248)
Real estate:
Owner occupied	1,016	—	—	1,016	(261)
Real estate-construction and other land loans	4,773	—	—	4,773	(1,170)
Commercial real estate	679	—	—	679	(47)
Other real estate	1,865	—	—	1,865	(420)
Total impaired loans	9,313	—	—	9,313	(2,146)
Other real estate owned	1,325	—	—	1,325	(309)
Other	98	—	—	98	—
Total assets and liabilities measured at fair value on a non-recurring basis	$10,736	$—	$—	$10,736	$(2,455)

The fair value of impaired loans and other real estate owned is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the years ended December 31, 2010 and 2009.

In accordance with the provisions of ASC 360-10, impaired loans with a carrying value of $11,436,000 were written down to their fair value of $9,313,000, resulting in an impairment charge of $2,124,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

The fair value of real estate is based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell.  Other real estate owned is periodically reviewed to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated selling costs.  In 2010, other real estate properties were written down $309,000 to their estimated fair values of $1,325,000. In 2010, other repossessed assets were recorded at their estimated realizable value of $98,000.

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

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets  Fair values for available-for-sale investment securities in Level 2, which include debt securities of U.S. Governmental agencies, obligations of states and political subdivisions, collateralized mortgage obligations and corporate debt securities are based on quoted market prices for similar securities.  The securities in Level 3 are not actively traded and therefore the pricing is internally calculated using matrix pricing.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2009 (in thousands).

	Balance, beginning of year	Net income	Other comprehensive income	Purchases, sales, and principal payments	Transfers into Level 3	Transfers out of Level 3	Balance, end of year

Available-for-sale securities
Obligations of states and political subdivisions	$1,045	$—	$—	$—	$—	$(1,045)	$—
U.S. Government agencies collateralized by mortgage obligations	5,685	192		(2,317)		(3,560)	—
Other collateralized mortgage obligations	7,062	91	641	(4,400)	2,646	(316)	5,724
Corporate debt securities	785			—			785
Other equity securities	1,587	—	168	5,833	—	—	7,588
Total assets and liabilities measured at fair value	$16,164	$283	$809	$(884)	$2,646	$(4,921)	$14,097

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2009 totaled $283,000 and were included in non-interest income.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2009 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses in the year
Impaired loans
Commercial and industrial	$582	$—	$—	$582	$(702)
Other Real estate	2,506	—	—	2,506	(960)
Real estate construction and other land loans	1,605	—	—	1,605	—
Consumer	58	—	—	58	(1,591)
Total impaired loans	4,751	—	—	4,751	(3,253)
Other real estate owned	2,832	—	—	2,832	(356)
Other	47	—	—	47	(50)
Total assets and liabilities measured at fair value on a non-recurring basis	$7,630	$—	$—	$7,630	$(3,659)

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

Impaired loans with a carrying value of $9,112,000 were written down to their fair value of $4,751,000 at December 31, 2009. For the period ended December 31, 2009 impairment charges were $3,253,000, which included $2,501,000 in charge offs and specific reserves of $752,000.  The valuation allowance represents specific allocations of the allowance for credit losses for impaired loans.

Other real estate properties with carrying amounts totaling $3,189,000 at foreclosure were subsequently written down to their fair values of $2,832,000, resulting in a loss of $356,000 which was included in other expense for the period.  Other repossessed assets with carrying amounts totaling $97,000 were written down to their fair values of $47,000, resulting in a loss of $50,000 which was included in other expense for the period ended December 31, 2009.  In 2010, these other repossessed assets were disposed of and the Company realized losses of $47,000 which was included in other expense for the year ended December 31, 2010.

4.              INVESTMENT SECURITIES

The investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities all of which are classified as available-for-sale.  As of December 31, 2010, $129,968,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $1,643,000 at December 31, 2010 compared to an unrealized loss of $2,425,000 at December 31, 2009.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$190	$5	$—	$195
Obligations of states and political subdivisions	74,598	1,884	(1,432)	75,050
U.S. Government agencies collateralized by mortgage obligations	88,105	2,092	(120)	90,077
Other collateralized mortgage obligations	18,661	506	(1,329)	17,838
Corporate debt securities	500	4	—	504
Other equity securities	7,628	33	—	7,661
	$189,682	$4,524	$(2,881)	$191,325

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$353	$10	$—	$363
Obligations of states and political subdivisions	68,708	3,050	(946)	70,812
U.S. Government agencies collateralized by mortgage obligations	85,530	1,283	(858)	85,955
Other collateralized mortgage obligations	36,280	403	(5,413)	31,270
Corporate debt securities	1,228	86	—	1,314
Other equity securities	7,645	—	(40)	7,605
	$199,744	$4,832	$(7,257)	$197,319

Investment securities with unrealized losses at December 31, 2010 and 2009 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$24,782	$(904)	$3,168	$(528)	$27,950	$(1,432)
U.S. Government agencies collateralized by mortgage obligations	9,131	(120)	—	—	9,131	(120)
Other collateralized mortgage obligations	286	(2)	10,136	(1,327)	10,422	(1,329)
	$34,199	$(1,026)	$13,304	$(1,855)	$47,503	$(2,881)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$9,001	$(295)	$4,911	$(651)	$13,912	$(946)
U.S. Government agencies collateralized by mortgage obligations	40,691	(856)	331	(2)	41,022	(858)
Other collateralized mortgage obligations	3,474	(446)	19,878	(4,967)	23,352	(5,413)
Other securities	7,605	(40)	—	—	7,605	(40)
	$60,771	$(1,637)	$25,120	$(5,620)	$85,891	$(7,257)

As of November 30, 2010, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).   Under ASC 320-10, the portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the expected yield at purchase.

In accordance with the Company’s OTTI policy, management evaluated all available-for-sale investment securities with an unrealized loss at November 30, 2010 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at November 30, 2010 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies.  Management retained the services of a third party in December 2010 to provide independent valuation and OTTI analysis of private label residential mortgage-backed securities (PLRMBS).

For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of November 30, 2010.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

The unrealized losses associated with PLRMBS are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  Based upon management’s assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), the Company expects to recover the entire amortized cost basis of these securities, with the exception of certain securities for which OTTI was recorded.

U.S. Government Agencies

At December 31, 2010, the Company held one U.S. Government agency security and it was not in a loss position.

Obligations of States and Political Subdivisions

At December 31, 2010, the Company held 163 obligations of states and political subdivision securities of which 47 were in a loss position for less than 12 months and seven were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were primarily caused by interest rate changes. Because the decline in market value is primarily attributable to changes in interest rates, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

U.S. Government Agencies Collateralized by Mortgage Obligations

At December 31, 2010, the Company held 135 U.S. Government agency securities collateralized by mortgage obligation securities of which ten were in a loss position for less than 12 months and none were in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were primarily caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Other Collateralized Mortgage Obligations

At December 31, 2010, the Company had a total of 36 PLRMBS with a remaining principal balance of $18,661,000 and a net unrealized loss of approximately $823,000.  12 of these securities account for $1,329,000 of the unrealized loss at December 31, 2010 offset by 24 of these securities with gains totaling $506,000.  The Company continues to perform extensive analyses on all PLRMBS.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.  11 of these PLRMBS with a remaining principal balance of $11,785,000 had credit ratings below investment grade.   The table below lists those securities with below investment grade credit ratings at December 31, 2010.  Based on the analyses performed, 9 of the PLRMBS with credit ratings below investment grade, with a remaining principal balance of $11,460,000, were considered to be other-than-temporarily impaired at December 31, 2010.  An OTTI charge to earnings of $1,587,000 was recorded during the year ended December 31, 2010.  This charge was taken to reflect ongoing and increasing deterioration of credit quality and increasing loss severities of the underlying mortgages.  The cumulative unrealized loss on these securities decreased during the year ended December 31, 2010 primarily due to a declining interest rate environment.  This change in unrealized loss was recognized in other comprehensive income and is also presented in the income statement as a component of non-interest income in the presentation of other-than-temporary impairment losses.

Investment securities as of December 31, 2010 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Loss	Rating	Agency	12 Month Historical Prepayment Rates %	Projected CDR Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$2,936	$2,494	$(442)	C	Fitch	13.44	6.5	50.00	97.25	3.75
RAST	2,192	2,014	(178)	D	Fitch	13.32	7.4	70.00	98.50	(0.26)
CWALT 1	876	710	(166)	C	Fitch	10.75	5.8	60.00	100.73	7.04
CWALT 2	394	378	(16)	C	Fitch	9.60	4.3	50.00	101.38	5.63
CWALT 3	1,950	1,803	(147)	CCC	S&P	9.51	5.2	60.00	100.25	10.00
CWHL	73	75	2	BB-	S&P	18.10	1.2	39.00	97.42	7.16
CHASE	252	250	(2)	CC	Fitch	19.69	4.7	49.00	93.25	4.40
FHAMS	2,499	2,162	(337)	C	Fitch	12.47	4.0	55.00	95.00	1.97
ABFS	345	329	(16)	D	S&P	6.70	7.8	75.00	97.46	0.00
CONHE	87	81	(6)	B3	Moody’s	2.90	1.0	60.00	86.39	0.064
BOAA	181	162	(19)	Ca	Moody’s	7.33	2.0	70.00	97.25	5.28
TOTALS	$11,785	$10,458	$(1,327)

All securities in the above table are private label residential collateralized mortgage obligations.

Corporate Debt and Other Securities

At December 31, 2010 the Company’s corporate debt and other securities consisted of one investment in corporate debt securities and equity investments in a CRA qualified mutual fund that invests in government agency issued mortgaged backed securities and collateralized mortgage obligations.  None of the investments were in a loss position at December 31, 2010.

Net unrealized gains (losses) on available-for-sale investment securities totaling $1,643,000 and $(2,425,000) are recorded net of $(676,000) and $970,000 in tax (liabilities) benefits as accumulated other comprehensive income within shareholders’ equity at December 31, 2010 and 2009, respectively.

Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2010, 2009 and 2008 are shown below.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Available-for-Sale Securities
Proceeds from sales or calls	$19,594	$40,407	$12,327
Net realized (losses) gains from sales	$(191)	$942	$165

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Held-to-Maturity
Proceeds from sales or calls	$—	$1,474	$—
Net realized losses from sales or calls	$—	$(176)	$—

In 2009, one security was transferred from held-to-maturity to available-for-sale at its fair value based on management’s intent to sell, and subsequent to the transfer, a $300,000 charge to earnings was recorded as OTTI expense.  There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2010 or 2008.  The Company did not have any held-to-maturity securities at December 31, 2010 or 2009.

The following table provides a roll forward for the year ended December 31, 2010 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the years ended
(In thousands)	December 31, 2010	December 31, 2009
Beginning balance	$300	$—
Amounts related to credit loss for which an OTTI charge was not previously recognized	1,587	300
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized losses for securities sold	(500)	—
Ending balance	$1,387	$300

The amortized cost and estimated fair value of investment securities at December 31, 2010 and 2009 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2010	Amortized Cost	Estimated Fair Value

Within one year	$500	$504
After one year through five years	6,350	6,819
After five years through ten years	18,274	18,664
After ten years	50,164	49,762
	75,288	75,749

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	88,105	90,077
Other collateralized mortgage obligations	18,661	17,838
Other equity securities	7,628	7,661
	$189,682	$191,325

December 31, 2009	Amortized Cost	Estimated Fair Value

After one year through five years	$1,522	$1,571
After five years through ten years	18,573	19,365
After ten years	50,194	51,553
	70,289	72,489
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	85,530	85,955
Other collateralized mortgage obligations	36,280	31,270
Other equity securities	7,645	7,605
Total	$199,744	$197,319

Investment securities with amortized costs totaling $127,293,000 and $124,512,000 and fair values totaling $129,968,000 and $126,585,000 were pledged to secure public deposits, other contractual obligations and short-term borrowings at December 31, 2010 and 2009, respectively.

5.     LOANS

Outstanding loans are summarized as follows:

Loan Type	December 31, 2010	% of Total loans	December 31, 2009	% of Total loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$104,387	24.1%	$107,726	23.5%
Agricultural land and production	38,787	9.0%	35,796	7.8%
Total commercial	135,265	33.1%	137,560	31.3%
Real estate:
Owner occupied	111,888	25.9%	111,006	24.1%
Real estate-construction and other land loans	32,039	7.4%	47,233	10.3%
Commercial real estate	63,627	14.7%	71,977	15.7%
Other	38,354	8.9%	38,532	8.4%
Total real estate	245,908	56.9%	268,748	58.5%
Consumer:
Equity loans and lines of credit	34,521	8.0%	36,110	7.8%
Consumer and installment	8,493	2.0%	11,219	2.4%
Total consumer	43,014	10.0%	47,329	10.2%
Deferred loan fees, net	(499)		(392)
Total gross loans	431,597	100.0%	459,207	100.0%
Allowance for credit losses	(11,014)		(10,200)
Total loans	$420,583		$449,007

At December 31, 2010 and 2009, loans originated under Small Business Administration (SBA) programs totaling $30,775,000 and $29,698,000, respectively, were included in the real estate and commercial categories.

Salaries and employee benefits totaling $305,000, $229,000, and $285,000 have been deferred as loan origination costs for the years ended December 31, 2010, 2009, and 2008, respectively.

6.     ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Balance, beginning of year	$10,200	$7,223	$3,887
Provision charged to operations	3,800	10,514	1,290
Losses charged to allowance	(4,122)	(7,926)	(851)
Recoveries	1,136	389	111
Allowance from merger with Service 1st	—	—	2,786
Balance, end of year	$11,014	$10,200	$7,223

The following table shows the allocation of the allowance for loan losses at December 31, 2010 by class of loan and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total

Allowance for credit losses:

Ending balance	$2,830	$6,767	$1,179	$238	$11,014

Ending balance: individually evaluated for impairment	$226	$1,898	$—	$—	$2,124

Ending balance: collectively evaluated for impairment	$2,604	$4,869	$1,179	$238	$8,890

Loans:

Ending balance	$143,174	$245,908	$43,014	$—	$432,096

Ending balance: individually evaluated for impairment	$2,356	$15,717	$488	$—	$18,561

Ending balance: collectively evaluated for impairment	$140,818	$230,191	$42,526	$—	$413,535

The following tables show the loan portfolio allocated by management’s internal risk ratings at December 31, 2010 (in thousands):

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial and Industrial	Agricultural Land and Production	Owner Occupied	Real Estate Construction and Other Land Loans	Commercial Real Estate	Other Real Estate	Lease Financing Receivables
Grade:
Pass	$84,438	$37,181	$100,278	$10,287	$49,294	$30,408	$7,799
Special Mention	4,305	502	6,336	6,330	3,118	2,713	—
Substandard	7,735	1,104	5,274	15,422	11,215	5,233	110
Doubtful	—	—	—	—	—	—	—
Total	$96,478	$38,787	$111,888	$32,039	$63,627	$38,354	$7,909

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Equity Loans and Lines of Credit	Consumer and Installment
Grade:
Pass	$33,228	$7,269
Special mention	—	—
Substandard	1,293	135
Doubtful	—	—
Total	$34,521	$7,404

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Credit Cards
Grade:
Performing	$1,089
Non-Performing	—
Total	$1,089

The following table shows an ageing analysis of the loan portfolio by the time past due at December 31, 2010 (amounts in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (nonaccrual)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing
Commercial
Commercial and industrial	$164	$—	$180	$344	$104,043	$104,387	$—
Agricultural land and production	—	—	—	—	38,787	38,787	—
Real estate
Owner occupied	863	—	—	863	111,025	111,888	—
Real estate construction and other land loans	—	—	5,634	5,634	26,405	32,039	—
Commercial real estate	2,316	—	726	3,042	60,585	63,627	—
Other	—	—	—	—	38,354	38,354	—
Consumer
Equity loans and lines of credit	—	—	—	—	34,521	34,521	—
Consumer and installment	78	—	—	78	8,415	8,493	—
Total	$3,421	$—	$6,540	$9,961	$422,135	$432,096	$—

The following table shows information related to impaired loans at and for the year ended December 31, 2010 (amounts in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Commercial and industrial	$1,150	$1,174	$—	$865	$—
Agricultural land and production	—	—	—	—	—
Total commercial	1,150	1,174	—	865	—
Real estate
Owner occupied	1,775	2,147	—	1,125	—
Real estate construction and other land loans	1,885	2,056	—	2,653
Commercial real estate	1,828	1,834	—	1,520	—
Other	—	—	—	—	—
Total real estate	5,487	6,037	—	5,298	—
Consumer
Equity loans and lines of credit	488	506	—	284
Consumer and installment	—	—	—	—	—
Total consumer	488	506	—	284	—
Total with no related allowance recorded	7,126	7,717	—	6,447	—

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:
Commercial
Commercial and industrial	1,206	1,299	227	1,664	—
Agricultural land and production	—	—	—	—	—
Total commercial	1,206	1,299	227	1,664	—
Real estate					—
Owner occupied	1,276	1,284	260	1,672
Real estate construction and other land loans	5,942	6,290	1,170	5,995	—
Commercial real estate	726	824	47	243	—
Other	2,285	2,300	420	1,165	—
Total real estate	10,230	10,698	1,897	9,075	—
Consumer
Equity loans and lines of credit	—	—	—	214	—
Consumer and installment	—	—	—	251	—
Total consumer	—	—	—	465	—
Total with an allowance recorded	11,435	11,997	2,124	11,204	—
Total	$18,561	$19,714	$2,124	$17,651	$—

At December 31, 2009, the recorded investment in impaired loans was $18,959,000.  The Company had $752,000 of specific allowance for loan losses on impaired loans at December 31, 2009.  The average outstanding balance of impaired loans for the years ended December 31, 2009 and 2008 was $13,117,000 and $2,724,000, respectively, and no income was recognized as interest income on a cash basis in any year.

Nonaccrual loans totaled $18,561,000 and $18,959,000 at December 31, 2010 and 2009, respectively.  Foregone interest on nonaccrual loans totaled $1,153,000, $371,000, and $8,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  There were no accruing loans past due 90 days or more at December 31, 2010 or 2009.

Included in the impaired and nonaccrual loans above are seven loans in the amount of $6,180,000 that were considered to be troubled debt restructurings at December 31, 2010.  There are no outstanding commitments to lend additional funds to any of these borrowers.

7.     BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Land	$580	$580
Buildings and improvements	3,091	3,091
Furniture, fixtures and equipment	7,263	6,958
Leasehold improvements	3,569	3,571

	14,503	14,200
Less accumulated depreciation and amortization	(8,660)	(7,675)

	$5,843	$6,525

Depreciation and amortization included in occupancy and equipment expense totaled $1,262,000. $1,367,000 and $1,028,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

8.              OTHER REAL ESTATE OWNED

At December 31, 2010 and 2009 the Company had $1,325,000 and $2,832,000, respectively invested in properties acquired through foreclosure.  The properties are described in the following paragraph.  These properties are carried at their fair value.  Fair value is based on recently obtained third-party appraisals or recent offers on like properties. The table below provides a summary of the change in other real estate owned (OREO) balances for the years ended December 31, 2010 and 2009.

(Dollars in thousands)	Year Ended December 31, 2010	Year Ended December 31, 2009
Balance, December 31, 2009	$2,832	$—
Additions	3,467	3,188
Dispositions	(4,450)	—
Write-downs	(591)	(356)
Gain on disposition	176	—
Loss on disposition	(109)	—
Balance, December 31, 2010	$1,325	$2,832

As of December 31, 2010, OREO consisted of two properties.  The Bank was a participant with an independent bank in a loan collateralized by 24 units of a medical office condominium project.  On April 30, 2010, the lead bank foreclosed on the loan and the Bank recorded the property as OREO at a net realizable value of $1,656,000 for their portion of the loan.  Net realizable value was based on a third-party appraisal using a discounted as-is bulk value of the 24 units.  As of December 31, 2010, 12 of the 24 units were sold.  Sales proceeds totaled $911,000.  At December 31, 2010 the recorded investment in this property was $745,000.  On May 28, 2010, the Bank foreclosed on a loan collateralized by a property containing a gas station, convenience store and restaurant.  The Company recorded the property at a net realizable value of $889,000 based on a third-party appraisal.  Subsequent to foreclosure, the Company recorded a valuation allowance of $309,000 to reduce the value to an estimated realizable value of $580,000.

In 2010, the Bank foreclosed on three other loans collateralized by real estate with net realizable values totaling $923,000.  The properties were all sold in 2010.  The Company realized a loss on sale of one of the properties totaling $14,000 and realized a $176,000 net recovery from the sale of another. The Company sold the third property for its carrying value.

At December 31, 2009, OREO consisted of two properties.  The Bank participated with an independent bank in a loan collateralized by an RV Park.  In 2009, the Bank foreclosed on the loan and recorded the property as OREO at a net realizable value of $2,550,000 based on a third-party appraisal. Subsequent to foreclosure, the Company recorded an additional valuation allowance of $86,000 to reduce the value to an estimated realizable value of $2,464,000 at December 31, 2009.  In April 2010, the RV Park was sold. Prior to the sale in April 2010,  the Company recorded a valuation allowance of $283,000. In July 2009, the Company foreclosed on a construction loan for a commercial building and recorded the property at net realizable value of $638,000 based on a third-party appraisal.  Subsequent to foreclosure and based on an updated appraisal, the Company recorded an additional impairment charge of $270,000 to reduce the estimated realizable value to $368,000. This property was sold in October 2010 for an additional loss of $95,000.

9.               DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Savings	$27,678	$24,446
Money market	157,345	142,917
NOW accounts	114,473	112,493
Time, $100,000 or more	119,503	134,964
Time, under $100,000	57,629	65,717

	$476,628	$480,537

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending
December 31,
2011	$145,146
2012	23,698
2013	1,711
2014	271
2015	6,306
$177,132

Interest expense recognized on interest-bearing deposits consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Savings	$52	$49	$65
Money market	1,035	1,262	2,098
NOW accounts	447	722	214
Time certificates of deposit	2,179	3,834	3,963

	$3,713	$5,867	$6,340

10.         BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (FHLB) of San Francisco at December 31, 2010 and 2009 consisted of the following:

2010
Amount	Rate	Maturity Date
	(Dollars in thousands)

$5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 12, 2013

14,000

(10,000)	Less short-term portion

$4,000	Long-term debt

2009
Amount	Rate	Maturity Date
(Dollars in thousands)

$5,000	2.73%	February 5, 2010
5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 12, 2013

19,000

(5,000)	Less short-term portion

$14,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $31,918,000 and $45,239,000 and market values totaling $33,214,000 and $44,808,000 at December 31, 2010 and 2009, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $39,000,000 at December 31, 2010 and 2009, at interest rates which vary with market conditions.  The Bank also had a line of credit in the amount of $1,321,000 and $917,000 with the Federal Reserve Bank of San Francisco at December 31, 2010 and 2009, respectively which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $1,322,000 and $922,000 and market values totaling $1,354,000 and $956,000, respectively.  At December 31, 2010 and 2009, the Bank had no outstanding short-term borrowings under these lines of credit.

11.      JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2010, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2010, the rate was 1.89%.  Interest expense recognized by the Company for the years ended December 31, 2010, 2009 and 2008 was $102,000, $129,000 and $46,000, respectively.

12.       INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2010, 2009, and 2008 consisted of the following:

	Federal	State	Total
	(In thousands)
2010

Current	$1,472	$496	$1,968
Deferred	(1,677)	(660)	(2,337)

Benefit from income taxes	$(205)	$(164)	$(369)

2009

Current	$(1,374)	$(90)	$(1,464)
Deferred	804	(16)	788

Benefit from income taxes	$(570)	$(106)	$(676)

2008

Current	$1,851	$556	$2,407
Deferred	108	(163)	(55)

Provision for income taxes	$1,959	$393	$2,352

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Based upon our analysis of available evidence, we have determined that it is more likely than not that all of our deferred income tax assets as of December 31, 2010 and 2009 will be fully realized and therefore no valuation allowance was recorded.

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$4,370	$3,913
Deferred compensation	3,445	2,975
Net operating loss carryover from acquisition	1,959	2,706
Bank premises and equipment	907	681
Mark to market adjustment	551	674
Other deferred taxes	682	147
Other than temporary impairment	653	124
Other real estate	566	197
Loan and investment impairment	383	311
State Enterprise Zone credit carry-forward	343	149
State capital loss carry-forward	120	100
Alternative minimum tax credit	138	51
State taxes	144	1
Other reserves	10	—
Partnership income	39	—
Unrealized loss on available-for-sale investment securities	—	970

Total deferred tax assets	14,310	12,999

Deferred tax liabilities:
Finance leases	(2,581)	(2,372)
Unrealized gain on available-for-sale investment securities	(676)	—
Core deposit intangible	(493)	(663)
FHLB stock	(254)	(262)
Loan origination costs	(189)	(192)
Other deferred taxes	—	(25)
State tax refunds	—	(59)

Total deferred tax liabilities	(4,193)	(3,573)

Net deferred tax assets	$10,117	$9,426

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	(3.7)%	(3.7)%	3.4%
Tax exempt investment security income, net	(34.7)%	(52.4)%	(4.7)%
Bank owned life insurance, net	(4.6)%	(6.9)%	(1.4)%
Solar credits	(5.4)%	(15.7)%	—
Change in uncertain tax positions	(1.3)%	7.7%	—
Other	3.0%	1.7%	0.1%

Effective tax rate	(12.7)%	(35.3)%	31.4%

At December 31, 2010, the Company had Federal and California net operating loss (NOLs) carry-forward of approximately $4,509,000 and $5,949,000, respectively from the Service 1st acquisition, subject to an Internal Revenue Code (IRC) Sec. 382 annual limitation of $1,133,000.  Management expects to fully utilize the Service 1st Federal and California NOL carry-forward.  Federal NOL will begin to expire in 2028.  California suspended utilization of NOLs for 2008, 2009 and 2010 tax years for taxpayers with business income in excess of $500,000.  The California NOL will begin to expire in 2019.

The Company and its Subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  As of December 31, 2010, there are currently no pending U.S. federal, state or local income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2007 and by the state and local taxing authorities for the years ended before December 31, 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$310
Additions based on tax positions related to the current year	52
Reductions for tax positions of prior years	(151)

Balance at December 31, 2010	$211

During the years ended December 31, 2010 and 2008, the Company did not recognize any interest and penalties related to uncertain tax positions.  In 2009, the Company recognized $32,000 of interest related to the pending state tax examination and no penalties related to uncertain tax positions.

13.          COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $1,922,000, $1,796,000 and $1,244,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending
December 31,

2011	$1,893
2012	1,774
2013	1,708
2014	1,722
2015	1,643
Thereafter	6,070

$14,810

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2010 and 2009 was $25,000.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Uninsured deposits totaled $7,411,000 at December 31, 2010.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2010	2009
	(In thousands)

Commitments to extend credit	$123,311	$130,899
Standby letters of credit	$369	$240

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2010 and 2009.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2010, commercial loan commitments represent approximately 56% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 28% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 16% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2010, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.3% of total loans of which 31.3% were commercial and 65.0% were real-estate-related.

At December 31, 2009, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.3% of total loans of which 30.0% were commercial and 66.4% were real-estate-related.

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

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  The most recent notification from the FDIC categorized the Bank as well capitalized under these guidelines.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2010 and 2009.  There are no conditions or events since those notifications that management believes have changed those categories.

	December 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$70,669	9.48%	$67,547	9.30%
Minimum regulatory requirement	$29,832	4.00%	$29,056	4.00%
Central Valley Community Bank	$69,457	9.32%	$66,624	9.20%
Minimum requirement for “Well-Capitalized” institution	$37,264	5.00%	$36,210	5.00%
Minimum regulatory requirement	$29,811	4.00%	$28,968	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$70,669	14.16%	$67,547	12.28%
Minimum regulatory requirement	$19,965	4.00%	$21,998	4.00%
Central Valley Community Bank	$69,457	13.92%	$66,624	12.12%
Minimum requirement for “Well-Capitalized” institution	$29,929	6.00%	$32,977	6.00%
Minimum regulatory requirement	$19,953	4.00%	$21,985	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$76,982	15.42%	$74,463	13.54%
Minimum regulatory requirement	$39,931	8.00%	$43,996	8.00%
Central Valley Community Bank	$75,766	15.19%	$73,535	13.38%
Minimum requirement for “Well-Capitalized” institution	$49,881	10.00%	$54,962	10.00%
Minimum regulatory requirement	$39,905	8.00%	$43,970	8.00%

Dividends

No dividends on common shares were declared in 2010 or 2009.  On February 20, 2008, the Board of Directors declared a $0.10 per share cash dividend for shareholders of record as of March 11, 2008, payable on March 31, 2008.

The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2010, retained earnings of $5,836,000 were free of such restrictions.  Dividends on common stock in 2011 will also be limited without the prior approval of the United States Treasury due to the Company’s participation in the Capital Purchase Program.

Share Repurchase Plan

No shares were repurchased under a repurchase plan during 2010, 2009 or 2008.  In 2008, the Company repurchased 5,436 shares of common stock from shareholders who perfected their dissenters’ rights related to the acquisition of Service 1st at an average price of $10.30 for a total cost of $56,000.

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

The Series B Preferred Stock was eligible to receive a semi-annual non-cumulative preferred dividend with an initial annualized coupon of 10%, payable at the end of the first six months the shares are outstanding.  The annual dividend rate would have increased to 15% for the second six month period and 20% for each six month period thereafter.  Dividends may not be paid on any other class or series of the Company’s stock unless dividends are currently paid on the Preferred Stock in any period.

In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock.

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

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed by the Company after three years.  Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a Qualified Equity Offering).  Preferred stock dividends paid in 2010 totaled $349,000.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $6.64 per share of the Common Stock.

According to the agreement, if the Company received aggregate gross cash proceeds of not less than $7,000,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant could be reduced by one half of the original number of shares, taking into account all adjustments, underlying the Warrant.  On December 23, 2009, the Company received $8,000,000, as a result of entering into Stock Purchase Agreements to sell a total of 1,264,952 shares of common stock, without par value at $5.25 per share and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock at $1,000 per share, for an aggregate gross purchase price of $8,000,000.  The Company submitted a request to the Treasury to cancel one half of the outstanding Warrants and received confirmation from the Treasury that the number of warrants was reduced to 79,067.  Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Upon the request of the Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Preferred Stock may be deposited and depositary shares (the Depositary Shares) representing fractional shares of the Preferred Stock, may be issued.  The Company has agreed to register the Series A Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the Warrant Shares), and Depository Shares, as soon as practicable after the date of the issuance of the Series A Preferred Stock and the Warrant in accordance with the terms of the Purchase Agreement.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares.

The Series A Preferred Stock is non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Series A Preferred Stock, (ii) any amendment to the rights of the Series A Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Series A Preferred Stock.

If dividends on the Series A Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series A Preferred Stock will have the right to elect 2 directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The Company has paid all scheduled dividend payments as of December 31, 2010.

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

	Series A		Total
	Preferred		Fair
	Stock	Warrant	Value

Fair value per share	$820.86	$1.21	$—
Number of shares	7,000	158,133	—
Fair value	$5,746,000	$191,000	$5,937,000
Percent of total fair value	96.78%	3.22%	—
Allocation of $7,000,000 proceeds based on percent of total fair value	$6,775,000	$225,000	$7,000,000

The Company calculated the fair value of the Series A Preferred Stock using a net present value calculation for preferred stock with a five year call option, with an annual dividend rate of 5.0% and a 10.0% discount rate.  Management determined the discount rate of 10.0% was appropriate based on the Company’s risk profile using a Capital Asset Pricing model (CAPM).

The Company based the fair value of the Warrant granted using a Black-Scholes-Merton pricing model that uses assumptions based on estimated expected life, expected stock volatility and a discount rate based on the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the Warrant in effect at the time of grant.  The fair value of the Warrant was estimated on the date of grant using: i) dividend yield of 0.10%; ii) expected volatility of 32.13%; iii) 1.52% risk-free interest rate; iv) expected term of six and one half years and v) expected vesting of the contingently exercisable portion of the Warrant of 85%.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)
Basic Earnings Per Share:
Net income	$3,279	$2,588	$5,139
Less: Preferred stock dividends and accretion	(395)	(365)	—
Income available to common shareholders	$2,884	$2,223	$5,139
Weighted average shares outstanding	9,209,858	7,685,789	6,212,199
Net income per share	$0.31	$0.29	$0.83
Diluted Earnings Per Share:
Net income	$3,279	$2,588	$5,139
Less: Preferred stock dividends and accretion	(395)	(365)	—
Income available to common shareholders	$2,884	$2,223	$5,139
Weighted average shares outstanding	9,209,858	7,685,789	6,212,199
Effect of dilutive stock options and warrants	80,813	117,975	257,037
Weighted average shares of common stock and common stock equivalents	9,290,671	7,803,764	6,469,236
Net income per diluted share	$0.31	$0.28	$0.79

Outstanding options and warrants of 531,996 were not factored into the calculation of dilutive stock options because they were anti-dilutive.

14.       SHARE-BASED COMPENSATION

On December 31, 2010, the Company had two share-based compensation plans, which are described below.

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 599,229 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements.  The plan expired on November 15, 2010.   Outstanding options under this plan are exercisable until their expiration, however, no new options will be granted under this plan. The plan required that the option price may not be less than the fair market value of the stock at the date the option was granted, and that the option price must be paid in full at the time it is exercised.  The options under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period was determined by the Board of Directors and was generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan).  The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.  The maximum number of shares that can be issued with respect to all awards under the plan is 476,000.  Currently under the 2005 Plan, there are 107,900 shares reserved for issuance for options already granted to employees and 368,100 remain reserved for future grants as of December 31, 2010.  The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.  The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant.  The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

In 2010, options to purchase 15,200 shares of the Company’s common stock were granted from the 2000 Plan at an exercise price of $5.76 and options to purchase 67,800 shares of common stock were granted from the 2005 Plan at exercise prices between $5.30 and $5.76.  In 2009, options to purchase 13,500 shares of the Company’s common stock were granted at exercise prices of between $5.06 and $6.40 from the 2005 Plan.  All options were granted with an exercise price equal to the market value on the grant date.

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

For the years ended December 31, 2010, 2009, and 2008, the compensation cost recognized for share based compensation was $239,000, $284,000, and $100,000, respectively.  The recognized tax benefit for share based compensation expense was $42,000, $44,000, and $50,000 for 2010, 2009, and 2008, respectively.

A summary of the combined activity of the Plans for the years ended December 31, 2010, 2009 and 2008 follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)

Options outstanding at January 1, 2008	861,834
Options granted	120,550	$6.70
Options exercised	(44,003)	$4.71
Options canceled	(114,500)	$12.10
Options outstanding at December 31, 2008	823,881	$6.60	4.03	$990

Options vested or expected to vest at December 31, 2008	799,710	$6.50	4.95	$990

Options exercisable at December 31, 2008	673,381	$6.03	3.18	$990

Options outstanding at January 1, 2009	823,881
Options granted	13,500	$5.21
Options exercised	(42,522)	$4.11
Options canceled	(4,925)	$8.10
Options outstanding at December 31, 2009	789,934	$6.70	3.29	$668

Options vested or expected to vest at December 31, 2009	757,726	$6.60	4.46	$668

Options exercisable at December 31, 2009	679,507	$6.46	2.65	$668

Options outstanding at January 1, 2010	789,934
Options granted	83,000	$5.75
Options exercised	(159,400)	$3.45
Options canceled	(6,405)	$8.59
Options outstanding at December 31, 2010	707,129	$7.31	3.78	$350

Options vested or expected to vest at December 31, 2010	687,832	$7.34	6.04	$350

Options exercisable at December 31, 2010	568,891	$7.62	4.34	$350

The weighted-average grant-date fair value of options granted during 2010, 2009, and 2008 was $2.58, $1.33, and $2.00, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2010, 2009, and 2008 was $349,000, $51,000, and $142,000, respectively.

Cash received from options exercised for the years ended December 31, 2010, 2009, and 2008 was $550,000, $175,000, and $207,000, respectively.  The tax benefit realized for the tax deductions from options exercised totaled $28,000, $7,000, and $57,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, there was $413,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 and 2005 Plans.  The cost is expected to be recognized over a weighted average period of 3.0 years.  The total fair value of options vested was $260,000 and $252,000 for the years ended December 31, 2010 and 2009, respectively.

15.       EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank did not contribute to the profit sharing plan in 2010 or 2009 and contributed $157,000 to the profit sharing plan in 2008.

Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2010, 2009, and 2008, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2010, 2009, and 2008, the Bank made matching contributions totaling $336,000, $301,000, and $254,000, respectively.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.25% at December 31, 2010).  At December 31, 2010, and 2009, the total net deferrals included in accrued interest payable and other liabilities were $2,038,000 and $1,992,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,106,000, $3,006,000 and $2,909,000 at December 31, 2010, 2009, and 2008, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2010, 2009, and 2008 was $100,000, $97,000, and $99,000, respectively.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  In addition, the estimated present value of these future benefits are accrued from the effective date of the plans until the executives’ expected retirement date based on a discount rate of 6.00%.  The expense recognized under these plans for the years ended December 31, 2010, 2009, and 2008 totaled $450,000, $407,000, and $389,000, respectively.  Accrued compensation payable under the salary continuation plan totaled $3,574,000, $3,201,000 and $2,865,000 at December 31, 2010, 2009 and 2008, respectively

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $4,366,000, $4,214,000 and $4,064,000 at December 31, 2010, 2009 and 2008, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2010, 2009, and 2008 totaled $152,000, $155,000, and $157,000, respectively.

In connection with the acquisition of Service 1st Bank, the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st.  The liability relates to change in control benefits associated with Service 1st’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2010 and 2009, the total amount of the liability was $1,636,000 and $1,581,000, respectively.  Expense recognized by the Bank in 2010, 2009 and 2008 associated with these plans was $95,000, $22,000 and $5,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $3,918,000, $3,778,000 and $3,835,000 at December 31, 2010, 2009 and 2008, respectively.  Income recognized on these policies, net of related expenses, for the year ended December 31, 2010, 2009 and 2008 was $140,000, $139,000 and $12,000, respectively.

The current annual tax-free interest rate on all life insurance policies is 5.48%.

16.       LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2010	$837

Disbursements	180
Amounts repaid	(208)

Balance, December 31, 2010	$809

Undisbursed commitments to related parties, December 31, 2010	$1,407

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

At December 31, 2010, 2009 and 2008, the Company held securities classified as available-for-sale which had net unrealized gains or losses as follows:

	Before	Tax	After
	Tax	Expense	Tax
	(In thousands)
For the Year Ended December 31, 2010

Other comprehensive income:
Unrealized holding gains	$2,290	$(927)	$1,363
Less reclassification adjustment for net losses included in net income	(1,778)	719	(1,059)

Total other comprehensive income	$4,068	$(1,646)	$2,422

For the Year Ended December 31, 2009

Other comprehensive loss:
Unrealized holding losses	$(1,971)	$788	$(1,183)
Less reclassification adjustment for net gains included in net income	767	(307)	460

Total other comprehensive loss	$(2,738)	$1,095	$(1,643)

For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding gains	$244	$(97)	$147
Less reclassification adjustment for net gains included in net income	165	(66)	99

Total other comprehensive income	$79	$(31)	$48

18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2010 and 2009

(In thousands)

	2010	2009

ASSETS

Cash and cash equivalents	$1,071	$859
Investment in Subsidiary	101,346	95,370
Other assets	305	301

Total assets	$102,722	$96,530

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	175	152

Total liabilities	5,330	5,307

Shareholders’ equity:
Preferred stock, Series A	6,864	6,819
Preferred stock, Series B	—	1,317
Common stock	39,745	37,611
Retained earnings	49,815	46,931
Accumulated other comprehensive income (loss), net of taxes	967	(1,455)

Total shareholders’ equity	97,391	91,223

Total liabilities and shareholders’ equity	$102,722	$96,530

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008

Income:
Dividends declared by Subsidiary - eliminated in consolidation	$—	$—	$6,100
Other income	3	13	2

Total income	3	13	6,102

Expenses:
Interest on junior subordinated deferrable interest debentures	102	129	46
Professional fees	147	30	104
Other expenses	329	295	231

Total expenses	578	454	381

(Loss) income before equity in undistributed net income of Subsidiary	(575)	(441)	5,721

Equity in undistributed net income of Subsidiary, net of distributions	3,657	2,871	(692)

Income before income tax benefit	3,082	2,430	5,029

Benefit from income taxes	197	158	110

Net income	3,279	2,588	5,139

Preferred stock dividend and accretion of discount	395	365	—

Income available to common shareholders	$2,884	$2,223	$5,139

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$3,279	$2,588	$5,139
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(3,657)	(2,871)	692
Stock-based compensation	239	284	100
Tax benefit from exercise of stock options	(28)	(7)	(57)
Decrease in other assets	170	1,765	265
Net decrease (increase) in other liabilities	23	(140)	116
(Benefit) provision for deferred income taxes	(43)	68	—
Net cash (used in) provided by operating activities	(17)	1,687	6,255

Cash flows used in investing activities:
Investment in subsidiary	—	(16,578)	(6,233)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	6,441	—
Proceeds from issuance of Series A preferred stock and warrants	—	7,000	—
Proceeds from issuance of Series B preferred stock	—	1,317	—
Cash dividend payments on preferred stock	(349)	(277)	—
Cash dividend payments on common stock	—	—	(598)
Share repurchase and retirement	—	—	(56)
Proceeds from exercise of stock options	550	175	207
Tax benefit from exercise of stock options	28	7	57
Net cash provided by (used in) financing activities	229	14,663	(390)
Increase (decrease) in cash and cash equivalents	212	(228)	(368)
Cash and cash equivalents at beginning of year	859	1,087	1,455
Cash and cash equivalents at end of year	$1,071	$859	$1,087

Cash paid during the year for interest	$101	$182	$—
Non-Cash Investing Activities:
Net pre-tax change in unrealized gain (loss) on available-for-sale investment securities	$4,068	$(2,738)	$79
Fair market value of common stock issued in acquisition of subsidiary	$—	$—	$16,600
Non-Cash Financing Activities:
Accrued Preferred Stock Dividend	$45	$44	$—

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009

Net interest income	$7,641	$8,173	$7,930	$7,986	$8,220	$8,654	$8,748	$8,485
Provision for credit losses	900	1,300	1,000	600	2,864	3,233	2,500	1,917
Net interest income after provision for credit losses	6,741	6,873	6,930	7,386	5,356	5,421	6,248	6,568
Total non-interest income	347	1,293	747	1,334	1,103	1,608	1,401	1,738
Total non-interest expense	6,986	7,409	7,142	7,204	6,616	6,946	7,129	6,840
(Benefit from) Provision for income taxes	(517)	(107)	31	224	(643)	(296)	56	207
Net income	$619	$864	$504	$1,292	$486	$379	$464	$1,259
Net income available to common shareholders	$520	$766	$405	$1,193	$416	$268	$329	$1,210
Basic earnings per share	$0.06	$0.08	$0.04	$0.13	$0.05	$0.04	$0.04	$0.16
Diluted earnings per share	$0.06	$0.08	$0.04	$0.13	$0.05	$0.03	$0.04	$0.16

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Central Valley Community Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B -  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2010 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 17, 2011	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Date:	March 17, 2011	By:	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 17, 2011
Daniel J. Doyle,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross		Date: March 17, 2011
David A. Kinross,
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Daniel N. Cunningham *		Date: March 17, 2011
Daniel N. Cunningham,
Chairman of the Board and Director

Sidney B. Cox *		Date: March 17, 2011
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 17, 2011
Edwin S. Darden, Director

Steven D. McDonald *		Date: March 17, 2011
Steven D. McDonald, Director

Louis McMurray *		Date: March 17, 2011
Louis McMurray, Director

William S. Smittcamp *		Date: March 17, 2011
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 17, 2011
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 17, 2011
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

3.1.6

Certificate of Determination of Series B Adjustable Rate Non-cumulative Perpetual Preferred Stock dated December 22, 2009 (incorporated herein by reference to Exhibit 3.2 to Registrant’s Report on Form 8-K dated December 22, 2009).

3.2	Bylaws of the Company as amended to date. (2)

4.1	Form of Stock Purchase Agreement dated as of December 22, 2009 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K dated December 22, 2009).

4.2	Form of Stock Purchase Agreement dated as of December 22, 2009 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K dated December 22, 2009).

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (3) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (2) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (2) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (2) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (2) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (2) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (2) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (2) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (2) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (2) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (2) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (2) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (2)*

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (2) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (2) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (2) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (2)*

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (2) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (2) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (2) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (2) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (2) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (3) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (3) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (3) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (6) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (6) *

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

10.84	Second Executive Salary Continuation Agreement effective April1, 2010 by and between Central Valley Community Bank and Thomas Sommer.(19)

10.85	Second Executive Salary Continuation Agreement effective April1, 2010 by and between Central Valley Community Bank and Gary Quisenberry. (19)

11.	N/A

12.	N/A

13.	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer.

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA).

99.2	Certification of Principal Financial Officer Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA).

*              Management contract and compensatory plans

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference

(18)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2008, filed March 19, 2009 and incorporated herein by reference

(19)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporate herein by reference.