Form 10-Q
period 2011-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2011-05-16
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

As of April 30, 2011 there were 9,500,016 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2011 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$15,274	$11,357
Interest-earning deposits in other banks	68,296	89,042
Federal funds sold	861	600
Total cash and cash equivalents	84,431	100,999
Available-for-sale investment securities (Amortized cost of $205,605 at March 31, 2011 and $189,682 at December 31, 2010)	207,403	191,325
Loans, less allowance for credit losses of $11,019 at March 31, 2011 and $11,014 at December 31, 2010	411,023	420,583
Bank premises and equipment, net	5,591	5,843
Other real estate owned	257	1,325
Bank owned life insurance	11,487	11,390
Federal Home Loan Bank stock	3,050	3,050
Goodwill	23,577	23,577
Core deposit intangibles	1,094	1,198
Accrued interest receivable and other assets	18,777	18,304
Total assets	$766,690	$777,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$165,753	$173,867
Interest bearing	478,424	476,628
Total deposits	644,177	650,495
Short-term borrowings	—	10,000
Long-term debt	4,000	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	13,815	10,553
Total liabilities	667,147	680,203
Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized; Series A, no par value, 7,000 issued and outstanding	6,875	6,864
Common stock, no par value; 80,000,000 authorized; issued and outstanding 9,232,654 at March 31, 2011 and 9,109,154 at December 31, 2010	38,987	38,428
Non-voting common stock, 1,000,000 authorized; issued and outstanding 258,862 at March 31, 2011 and at December 31, 2010	1,317	1,317
Retained earnings	51,306	49,815
Accumulated other comprehensive income, net of tax	1,058	967
Total shareholders’ equity	99,543	97,391
Total liabilities and shareholders’ equity	$766,690	$777,594

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months
	Ended March 31,
(In thousands, except earnings per share amounts)	2011	2010
INTEREST INCOME:
Interest and fees on loans	$6,462	$6,778
Interest on deposits in other banks	50	23
Interest on Federal funds sold	1	—
Interest and dividends on investment securities:
Taxable	1,097	1,630
Exempt from Federal income taxes	800	757
Total interest income	8,410	9,188
INTEREST EXPENSE:
Interest on deposits	717	1,053
Interest on junior subordinated deferrable interest debentures	25	23
Other	70	126
Total interest expense	812	1,202
Net interest income before provision for credit losses	7,598	7,986
PROVISION FOR CREDIT LOSSES	100	600
Net interest income after provision for credit losses	7,498	7,386
NON-INTEREST INCOME:
Service charges	699	861
Appreciation in cash surrender value of bank owned life insurance	97	97
Loan placement fees	57	28
Gain on sale of other real estate owned	545	—
Net realized (loss) gains on sales and calls of investment securities	(16)	21
Total impairment on investment securities	23	—
Decrease in fair value recognized in other comprehensive income	(54)	—
Net impairment loss recognized in earnings	(31)	—
Federal Home Loan Bank dividends	2	2
Other income	395	325
Total non-interest income	1,748	1,334
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,078	3,747
Occupancy and equipment	934	926
Regulatory assessments	289	300
Data processing expense	276	286
Advertising	184	192
Audit and accounting fees	112	114
Legal fees	93	122
Other real estate owned	9	314
Amortization of core deposit intangibles	104	104
Other expense	1,074	1,099
Total non-interest expenses	7,153	7,204
Income before provision for income taxes	2,093	1,516
PROVISION FOR INCOME TAXES	505	224
Net income	$1,588	$1,292

Net income	$1,588	$1,292
Preferred stock dividends and accretion	99	99
Net income available to common shareholders	$1,489	$1,193
Net income per common share:
Basic earnings per common share	$0.16	$0.13
Weighted average common shares used in basic computation	9,475,444	8,969,687
Diluted earnings per common share	$0.16	$0.13
Weighted average common shares used in diluted computation	9,503,313	9,082,070

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,588	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	135	(1)
Depreciation	309	323
Accretion	(186)	(369)
Amortization	710	474
Stock-based compensation	50	56
Tax benefit from exercise of stock options	(81)	(2)
Provision for credit losses	100	600
Net other than temporary impairment losses on investment securities	31	—
Net realized losses (gains) on sales and calls of available-for-sale investment securities	16	(21)
Net loss on sale and disposal of equipment	—	(5)
Net gain on sale of other real estate owned	(545)	—
Write down of other real estate owned and other property	—	283
Increase in bank owned life insurance, net of expenses	(97)	(97)
Net (increase) decrease in accrued interest receivable and other assets	(698)	677
Net decrease in prepaid FDIC assessments	252	226
Net increase (decrease) in accrued interest payable and other liabilities	3,096	(50)
Provision for deferred income taxes	(9)	(876)
Net cash provided by operating activities	4,671	2,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(25,383)	(3,010)
Proceeds from sales or calls of available-for-sale investment securities	594	3,183
Proceeds from maturity and principal repayments of available-for-sale investment securities	8,398	6,998
Net decrease in loans	9,230	7,113
Proceeds from sale of other real estate owned	1,876	—
Purchases of premises and equipment	(57)	(39)
Proceeds from sale of premises and equipment	—	5
Net cash (used in) provided by investing activities	(5,342)	14,250
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(1,339)	11,202
Net decrease in time deposits	(4,979)	(15,076)
Repayments of short-term borrowings to Federal Home Loan Bank	(10,000)	(5,000)
Proceeds from exercise of stock options	428	444
Tax benefit from exercise of stock options	81	2
Cash paid for preferred stock dividends	(88)	(88)
Net cash used in financing activities	(15,897)	(8,516)
(Decrease) increase in cash and cash equivalents	(16,568)	8,244
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100,999	48,680
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,431	$56,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$959	$1,414
Income taxes	$385	$—
Non-Cash Investing Activities:
Net pre-tax change in unrealized gain on available-for-sale investment securities	$155	$2,051
Non-Cash Financing Activities:
Transfer of loans to other real estate owned	$95	$—
Accrued preferred stock dividends	$44	$44

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2011 and December 31, 2010, and the results of its operations for the three month interim periods ended March 31, 2011 and March 31, 2010 and its cash flows for the three month interim periods ended March 31, 2011 and March 31, 2010 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2011 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Recent Accounting Pronouncements

Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  This ASU provides for a more consistent application of the accounting guidance for troubled debt restructurings.  This ASU clarified guidance on a creditor’s evaluation of whether it has granted a concession to a borrower, and clarified guidance to determine if a borrower is experiencing financial difficulties.  This ASU also finalized the disclosures required in a creditor’s financial statements related to troubled debt restructurings.  This standard is effective for interim or annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  Early adoption is permitted.  Management does not expect the adoption of this standard will have a significant impact on the Company’s financial position, results of operations or cash flows.

Impact of New Financial Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 5: Fair Value Measurements.  These new disclosure requirements were adopted by the Company in the first quarter of 2010, and they did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard expands disclosures about credit quality of financing receivables and the allowance for loan losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans. The Company adopted the provisions of this standard on January 1, 2011, and they did not have a material impact on the Company’s financial position or results of operations.

Business Combinations

In December 2010, FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this standard on January 1, 2011, and it did not have a material impact on the Company’s financial position or results of operations.

Note 2.  Share-Based Compensation

For the three month periods ended March 31, 2011 and 2010, the compensation cost recognized for stock option compensation was $50,000 and $56,000, respectively.  The recognized tax benefit for stock option compensation expense was $9,000 and $13,000, for the three month periods ended March 31, 2011 and 2010, respectively.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term of the Company’s option s was determined under the applicable guidance for estimating expected term of options.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.

No options to purchase shares of the Company’s common stock were issued in the first quarters of 2011 or 2010 from any of the Company’s stock based compensation plans.

A summary of the combined activity of the Company’s Stock Based Compensation Plans for the three month period ended March 31, 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	707,129
Options exercised	(123,500)	$3.46
Options canceled	(8,750)	$6.40
Options outstanding at March 31, 2011	574,879	$8.15	4.26	$179

Options vested or expected to vest at March 31, 2011	554,224	$8.22	5.90	$174
Options exercisable March 31, 2011	447,491	$8.75	3.11	$141

No options were granted during the three month periods ended March 31, 2011 or 2010.

The total intrinsic value of 123,500 options exercised in the three months ended March 31, 2011 was $296,000.

Cash received from options exercised for the three months ended March 31, 2011 was $428,000.  The actual tax benefit realized for the tax deductions from options exercised totaled $81,000 for three months ended March 31, 2011.

As of March 31, 2011, there was $340,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 2.9 years.

Note 3. Earnings per share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, stock appreciation rights settled in stock or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company.  There was no difference in the net income used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2011 or 2010.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	Three Months Ended March 31,
In thousands (except share and per share amounts)	2011	2010
Net income	$1,588	$1,292
Less: Preferred stock dividends and accretion	99	99
Income available to common shareholders	$1,489	$1,193
Weighted average shares outstanding	9,475,444	8,969,687
Net income per common share	$0.16	$0.13

Diluted Earnings Per Share	Three Months Ended March 31,
In thousands (except share and per share amounts)	2011	2010
Net income	$1,588	$1,292
Less: Preferred stock dividends and accretion	99	99
Income available to common shareholders	$1,489	$1,193
Weighted average shares outstanding	9,475,444	8,969,687
Effect of dilutive stock options	27,869	112,383
Weighted average shares of common stock and common stock equivalents	9,503,313	9,082,070
Net income per diluted common share	$0.16	$0.13

Note 4.  Investments

The investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities all of which are classified available-for-sale.  As of March 31, 2011, $128,118,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $1,798,000 at March 31, 2011 compared to an unrealized gain of $1,643,000 at December 31, 2010.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$175	$5	$—	$180
Obligations of states and political subdivisions	76,475	2,673	(1,115)	78,033
U.S. Government agencies collateralized by mortgage obligations	103,831	1,649	(648)	104,832
Other collateralized mortgage obligations	17,528	539	(1,355)	16,712
Other equity securities	7,596	50	—	7,646
	$205,605	$4,916	$(3,118)	$207,403

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$190	$5	$—	$195
Obligations of states and political subdivisions	74,598	1,884	(1,432)	75,050
U.S. Government agencies collateralized by mortgage obligations	88,105	2,092	(120)	90,077
Other collateralized mortgage obligations	18,661	506	(1,329)	17,838
Corporate debt securities	500	4	—	504
Other equity securities	7,628	33	—	7,661
	$189,682	$4,524	$(2,881)	$191,325

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$16,516	$(570)	$3,185	$(545)	$19,701	$(1,115)
U.S. Government agencies collateralized by mortgage obligations	27,468	(648)	—	—	27,468	(648)
Other collateralized mortgage obligations	—	—	9,416	(1,355)	9,416	(1,355)
	$43,984	$(1,218)	$12,601	$(1,900)	$56,585	$(3,118)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$24,782	$(904)	$3,168	$(528)	$27,950	$(1,432)
U.S. Government agencies collateralized by mortgage obligations	9,131	(120)	—	—	9,131	(120)
Other collateralized mortgage obligations	286	(2)	10,136	(1,327)	10,422	(1,329)
	$34,199	$(1,026)	$13,304	$(1,855)	$47,503	$(2,881)

As of March 31, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2011 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2011 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  In addition, management reviewed all private label residential mortgage backed securities (PLRMBS) at March 31, 2011.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of March 31, 2011.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

U.S. Government Agencies

At March 31, 2011, the Company held one U.S. Government agency security and it was not in a loss position.

Obligations of States and Political Subdivisions

At March 31, 2011, the Company held 163 obligations of states and political subdivision securities of which 36 were in a loss position for less than 12 months and seven were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

U.S. Government Agencies Collateralized by Mortgage Obligations

At March 31, 2011, the Company held 140 U.S. Government agency securities collateralized by mortgage obligation securities of which 15 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Other Collateralized Mortgage Obligations

At March 31, 2011, the Company had a total of 36 PLRMBS with a remaining principal balance of $17,528,000 and a net unrealized loss of approximately $816,000.  Eight of these securities account for $1,355,000 of the unrealized loss at March 31, 2011 offset by 28 of these securities with gains totaling $539,000.  11 of these PLRMBS with a remaining principal balance of $11,084,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.

Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.   No OTTI charges related to PLRMBS were recorded during the first quarter of 2011.

Investment securities as of March 31, 2011 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$2,786	$2,516	$(270)	C	Fitch	13.56	24.29	60.00	97.25	2.70
RAST	2,107	1,990	(117)	D	Fitch	14.61	25.09	76.95	98.50	-0.49
CWALT 1	842	696	(146)	C	Fitch	10.02	28.21	68.21	100.73	6.18
CWALT 2	387	292	(95)	C	Fitch	9.79	30.49	42.04	101.38	4.95
CWALT 3	1,715	1,437	(278)	CCC	S&P	10.69	26.05	71.13	100.25	9.75
FHAMS	2,432	2,111	(321)	C	Fitch	11.74	21.23	66.74	95.00	1.12
CMFG	220	222	2	CC	Fitch	21.02	20.81	45.00	93.25	3.91
CWHL	21	22	1	BB-	S&P	20.22	12.98	29.33	97.42	7.14
BAALT	172	127	(45)	CCC	Fitch	7.90	10.41	60.00	97.24	5.25
ABFS	331	246	(85)	D	S&P	6.70	25.0	75.00	97.46	0.00
CONHE	71	79	8	B3	Moodys	2.90	10.00	60.00	86.39	0.064
TOTALS	$11,084	$9,738	$(1,346)

The following tables provide a roll forward for the three month periods ended March 31, 2011 and 2010 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

(Dollars in thousands)	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Beginning balance	$1,387	$300
Amounts related to credit loss for which an OTTI charge was not previously recognized	31	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized losses for securities sold	—	(300)
Ending balance	$1,418	$—

Other Equity Securities

At March 31, 2011, the Company had a total of two mutual fund equity investments, one of which had been in an unrealized loss position for more than 12 months.  Based on management’s evaluation of the nature of the decline in net asset value on this mutual fund, the Company recorded an OTTI charge of $31,000 during the three month period ended March 31, 2011.

The amortized cost and estimated fair value of investment securities at March 31, 2011 and December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2011 (in thousands)	Amortized Cost	Estimated Fair Value

Within one year	$175	$180
After one year through five years	7,030	7,586
After five years through ten years	18,513	18,885
After ten years	50,932	51,562
	76,650	78,213

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	103,831	104,832
Other collateralized mortgage obligations	17,528	16,712
Other equity securities	7,596	7,646
	$205,605	$207,403

December 31, 2010	Amortized Cost	Estimated Fair Value

Within one year	$500	$504
After one year through five years	6,350	6,819
After five years through ten years	18,274	18,664
After ten years	50,164	49,762
	75,288	75,749
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	88,105	90,077
Other collateralized mortgage obligations	18,661	17,838
Other equity securities	7,628	7,661
Total	$189,682	$191,325

Note  5.  Fair Value Measurements

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$15,274	$15,274	$11,357	$11,357
Interest-earning deposits in other banks	68,296	68,296	89,042	89,042
Federal funds sold	861	861	600	600
Available-for-sale investment securities	207,403	207,403	191,325	191,325
Loans, net	411,023	396,576	420,583	405,876
Bank owned life insurance	11,487	11,487	11,390	11,390
Federal Home Loan Bank stock	3,050	3,050	3,050	3,050
Accrued interest receivable	3,079	3,079	3,467	3,467

Financial liabilities:
Deposits	$644,177	$645,055	$650,495	$651,668
Short-term borrowings	—	—	10,000	10,000
Long-term debt	4,000	4,204	4,000	4,256
Junior subordinated deferrable interest debentures	5,155	2,320	5,155	2,320
Accrued interest payable	328	328	475	475

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

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2011, no transfers between levels occurred.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of March 31, 2011 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale securities
Debt Securities:
U.S. Government agencies	$180	$—	$180	$—
Obligations of states and political subdivisions	78,033	—	78,033	—
U.S. Government agencies collateralized by mortgage obligations	104,832	—	104,832	—
Other collateralized mortgage obligations	16,712	—	16,712	—
Other equity securities	7,646	7,646	—	—
Total assets and liabilities measured at fair value	$207,403	$7,646	$199,757	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities.

The balance of Level 3 assets measured at fair value on a recurring basis was zero for the year ended December 31, 2010.  No changes occurred in the first three months of 2011.

There were no liabilities measured at fair value on a recurring basis at March 31, 2011.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2011 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses in the Year
Impaired loans:
Commercial:
Commercial and industrial	$178	$—	$—	$178	$(1)
Agricultural production	—	—	—	—	—
Total commercial	178	—	—	178	(1)
Real estate:
Owner occupied	876	—	—	876	(188)
Real estate-construction and other land loans	4,698	—	—	4,698	(835)
Commercial real estate	—	—	—	—	—
Agricultural real estate	—	—	—	—	—
Other	1,900	—	—	1,900	(658)
Total real estate	7,474	—	—	7,474	(1,681)
Consumer:
Equity loans and lines of credit	—	—	—	—	—
Consumer and installment	62	—	—	62	(20)
Total consumer	62	—	—	62	(20)
Lease financing receivable	—	—	—	—	—
Total impaired loans	7,714	—	—	7,714	(1,702)
Other real estate owned	257	—	—	257	—
Other	—	—	—	—	—
Total assets and liabilities measured at fair value on a non-recurring basis	$7,971	$—	$—	$7,971	$(1,702)

The fair value of impaired loans and other real estate owned is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the three months ended March 31, 2011 or the year ended December 31, 2010.

Impaired loans with a carrying value of $9,416,000 were written down to their fair value of $7,714,000, resulting in a related valuation allowance of $1,702,000 at March 31, 2011.  The valuation allowance represents specific allocations of the allowance for credit losses for impaired loans.

The fair value of real estate is based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell.  Other real estate owned is periodically reviewed to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated selling costs.  During the three months ended March 31, 2011, no other real estate properties were written down.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2011.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale securities
Debt Securities:
U.S. Government agencies	$195	$—	$195	$—
Obligations of states and political subdivisions	75,050	—	75,050	—
U.S. Government agencies collateralized by mortgage obligations	90,077	—	90,077	—
Other collateralized mortgage obligations	17,838	—	17,838	—
Corporate debt securities	504	—	504	—
Other equity securities	7,661	7,661	—	—
Total assets measured at fair value	$191,325	$7,661	$183,664	$—

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

There were no liabilities measured at fair value on a recurring basis at December 31, 2010.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2010 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses in the Year
Impaired loans:
Commercial and industrial	$980	$—	$—	$980	$(248)
Real estate:
Owner occupied	1,016	—	—	1,016	(261)
Real estate-construction and other land loans	4,773	—	—	4,773	(1,170)
Commercial real estate	679	—	—	679	(47)
Other real estate	1,865	—	—	1,865	(420)
Total impaired loans	9,313	—	—	9,313	(2,146)
Other real estate owned	1,325	—	—	1,325	(309)
Other	98	—	—	98	—
Total assets measured at fair value on a non-recurring basis	$10,736	$—	$—	$10,736	$(2,455)

The fair value of impaired loans and other real estate owned is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the year ended December 31, 2010.

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2010.

Note 6.  LOANS

Outstanding loans are summarized as follows:

Loan Type	March 31, 2011	% of Total loans	December 31, 2010	% of Total loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$99,236	23.5%	$104,387	24.1%
Agricultural production	44,024	10.4%	38,787	9.0%
Total commercial	143,260	33.9%	143,174	33.1%
Real estate:
Owner occupied	111,754	26.4%	111,888	25.9%
Real estate-construction and other land loans	31,865	7.5%	32,039	7.4%
Commercial real estate	60,892	14.4%	63,627	14.7%
Agricultural real estate	18,201	4.3%	22,100	5.1%
Other	16,464	3.9%	16,254	3.8%
Total real estate	239,176	56.5%	245,908	56.9%
Consumer:
Equity loans and lines of credit	31,950	7.6%	34,521	8.0%
Consumer and installment	8,289	2.0%	8,493	2.0%
Total consumer	40,239	9.6%	43,014	10.0%
Deferred loan fees, net	(633)		(499)
Total gross loans	422,042	100.0%	431,597	100.0%
Allowance for credit losses	(11,019)		(11,014)
Total loans	$411,023		$420,583

At March 31, 2011 and December 31, 2010, loans originated under Small Business Administration (SBA) programs totaling $30,242,000 and $30,775,000, respectively, were included in the real estate and commercial categories.

Note 7.   ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows (in thousands):

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Balance, beginning of year	$11,014	$10,200
Provision charged to operations	100	600
Losses charged to allowance	(321)	(476)
Recoveries	226	271
Balance, end of year	$11,019	$10,595

The following table shows the allocation of the allowance for loan losses as of and for the period ended March 31, 2011 by class of loan and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,830	$6,767	$1,179	$238	$11,014
Charge-offs	(156)	(26)	(102)	(37)	(321)
Recoveries	174	23	14	15	226
Provision	112	(228)	(93)	309	100
Ending balance	$2,960	$6,536	$998	$525	$11,019
Ending balance: individually evaluated for impairment	$1	$1,681	$20	$—	$1,702
Ending balance: collectively evaluated for impairment	$2,959	$4,856	$978	$525	$9,318
Loans:
Ending balance	$143,260	$239,176	$40,239	$—	$422,675
Ending balance: individually evaluated for impairment	$1,404	$13,581	$604	$—	$15,589
Ending balance: collectively evaluated for impairment	$141,856	$225,595	$39,635	$—	$407,086

The following table shows the allocation of the allowance for loan losses at December 31, 2010 by class of loan and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total

Allowance for credit losses:
Ending balance	$2,830	$6,767	$1,179	$238	$11,014
Ending balance: individually evaluated for impairment	$226	$1,898	$—	$—	$2,124
Ending balance: collectively evaluated for impairment	$2,604	$4,869	$1,179	$238	$8,890
Loans:
Ending balance	$143,174	$245,908	$43,014	$—	$432,096
Ending balance: individually evaluated for impairment	$2,356	$15,717	$488	$—	$18,561
Ending balance: collectively evaluated for impairment	$140,818	$230,191	$42,526	$—	$413,535

The following table shows the loan portfolio allocated by management’s internal risk ratings at March 31, 2011 (in thousands):

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial and Industrial	Agricultural Production	Owner Occupied	Real Estate Construction and Other Land Loans	Commercial Real Estate	Agricultural Real Estate	Other Real Estate
Grade:
Pass	$87,282	$44,020	$103,870	$10,464	$46,129	$15,799	$12,445
Special Mention	4,650	4	3,554	7,118	4,320	2,402	1,758
Substandard	7,304	—	4,330	14,283	10,443	—	2,261
Doubtful	—	—	—	—	—	—	—
Total	$99,236	$44,024	$111,754	$31,865	$60,892	$18,201	$16,464

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Equity Loans and Lines of Credit	Consumer and Installment
Grade:
Pass	$30,323	$7,016
Special mention	—	—
Substandard	1,627	227
Doubtful	—	—
Total	$31,950	$7,243

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Credit Cards
Grade:
Performing	$1,046
Non-Performing	—
Total	$1,046

The following table shows the loan portfolio allocated by management’s internal risk ratings at December 31, 2010 (in thousands):

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial and Industrial	Agricultural Production	Owner Occupied	Real Estate Construction and Other Land Loans	Commercial Real Estate	Agricultural Real Estate	Other Real Estate
Grade:
Pass	$92,237	$37,683	$100,278	$10,287	$49,294	$17,494	$9,713
Special Mention	4,305	—	6,336	6,330	3,118	1,903	1,308
Substandard	7,845	1,104	5,274	15,422	11,215	2,703	5,233
Doubtful	—	—	—	—	—	—	—
Total	$104,387	$38,787	$111,888	$32,039	$63,627	$22,100	$16,254

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Equity Loans and Lines of Credit	Consumer and Installment
Grade:
Pass	$33,228	$7,269
Special mention	—	—
Substandard	1,293	135
Doubtful	—	—
Total	$34,521	$7,404

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Credit Cards
Grade:
Performing	$1,089
Non-Performing	—
Total	$1,089

The following table shows an aging analysis of the loan portfolio by the time past due at March 31, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (nonaccrual)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing
Commercial
Commercial and industrial	$101	$85	$46	$232	$99,004	$99,236	$—
Agricultural land and production	—	—	—	—	44,024	44,024	—
Real estate
Owner occupied	476	316	165	957	110,797	111,754	—
Real estate construction and other land loans	1,004	—	5,533	6,537	25,328	31,865	—
Commercial real estate	4,113	—	—	4,113	56,779	60,892	—
Agricultural real estate					18,201	18,201
Other	—	—	—	—	16,464	16,464	—
Consumer
Equity loans and lines of credit	3,255	249	—	3,504	28,446	31,950	—
Consumer and installment	109	—	—	109	8,180	8,289	—
Total	$9,058	$650	$5,744	$15,452	$407,223	$422,675	$—

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2010 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (nonaccrual)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing
Commercial
Commercial and industrial	$164	$—	$180	$344	$104,043	$104,387	$—
Agricultural land and production	—	—	—	—	38,787	38,787	—
Real estate
Owner occupied	863	—	—	863	111,025	111,888	—
Real estate construction and other land loans	—	—	5,634	5,634	26,405	32,039	—
Commercial real estate	2,316	—	726	3,042	60,585	63,627	—
Other	—	—	—	—	38,354	38,354	—
Consumer
Equity loans and lines of credit	—	—	—	—	34,521	34,521	—
Consumer and installment	78	—	—	78	8,415	8,493	—
Total	$3,421	$—	$6,540	$9,961	$422,135	$432,096	$—

The following table shows information related to impaired loans at and for the three months ended March 31, 2011 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Commercial and industrial	$1,225	$1,263	$—	$1,225	$—
Agricultural land and production	—	—	—	—	—
Total commercial	1,225	1,263	—	1,225	—
Real estate
Owner occupied	763	810	—	763	—
Real estate construction and other land loans	1,852	2,056	—	1,852	—
Commercial real estate	1,811	1,823	—	1,811	—
Agricultural real estate	—	—	—	—	—
Other	—	—	—	—	—
Total real estate	4,426	4,689	—	4,426	—
Consumer
Equity loans and lines of credit	522	535	—	522	—
Consumer and installment	—	—	—	—	—
Total consumer	522	535	—	522	—
Total with no related allowance recorded	$6,173	$6,487	$—	$6,173	$—

With an allowance recorded:
Commercial
Commercial and industrial	$179	$205	$1	$179	$—
Agricultural land and production	—	—	—	—	—
Total commercial	179	205	1	179	—
Real estate
Owner occupied	1,064	1,086	188	1,064	—
Real estate construction and other land loans	5,830	6,288	835	5,830	—
Commercial real estate	—	—	—	—	—
Agricultural real estate	—	—	—	—	—
Other	2,261	2,300	658	2,261	—
Total real estate	9,155	9,674	1,681	9,155	—
Consumer
Equity loans and lines of credit	—	—	—	—	—
Consumer and installment	82	82	20	82	—
Total consumer	82	82	20	82	—
Total with an allowance recorded	$9,416	$9,961	$1,702	$9,416	$—
Total	$15,589	$16,448	$1,702	$15,589	$—

The following table shows information related to impaired loans at and for the year ended December 31, 2010 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Commercial and industrial	$1,150	$1,174	$—	$865	$—
Agricultural land and production	—	—	—	—	—
Total commercial	1,150	1,174	—	865	—
Real estate
Owner occupied	1,775	2,147	—	1,125	—
Real estate construction and other land loans	1,885	2,056	—	2,653
Commercial real estate	1,828	1,834	—	1,520	—
Other	—	—	—	—	—
Total real estate	5,488	6,037	—	5,298	—
Consumer
Equity loans and lines of credit	488	506	—	284
Consumer and installment	—	—	—	—	—
Total consumer	488	506	—	284	—
Total with no related allowance recorded	$7,126	$7,717	$—	$6,447	$—

With an allowance recorded:
Commercial
Commercial and industrial	$1,206	$1,299	$227	$1,664	$—
Agricultural land and production	—	—	—	—	—
Total commercial	1,206	1,299	227	1,664	—
Real estate					—
Owner occupied	1,276	1,284	260	1,672
Real estate construction and other land loans	5,942	6,290	1,170	5,995	—
Commercial real estate	726	824	47	243	—
Other	2,285	2,300	420	1,165	—
Total real estate	10,229	10,698	1,897	9,075	—
Consumer
Equity loans and lines of credit	—	—	—	214	—
Consumer and installment	—	—	—	251	—
Total consumer	—	—	—	465	—
Total with an allowance recorded	$11,435	$11,997	$2,124	$11,204	$—
Total	$18,561	$19,714	$2,124	$17,651	$—

Nonaccrual loans totaled 15,589,000 and $18,561,000 at March 31, 2011 and December 31, 2010, respectively.  Foregone interest on nonaccrual loans totaled $288,000 and $385,000 for the three month periods ended March 31, 2011 and 2010, respectively.  There were no accruing loans past due 90 days or more at March 31, 2011 and December 31, 2010.

Included in the impaired and nonaccrual loans above at March 31, 2011 are 13 loans considered troubled debt restructurings totaling $8,290,000.  Included in the impaired and nonaccrual loans above are seven loans in the amount of $6,180,000 that were considered to be troubled debt restructurings at December 31, 2010.  There are no outstanding commitments to lend additional funds to any of these borrowers.

Note 8.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2011 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. We engaged an independent valuation specialist to perform our annual impairment test in the third quarter of 2010 and no impairment was required.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first quarter of 2011, so goodwill was not required to be retested.

The intangible assets at March 31, 2011 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at March 31, 2011 was $1,094,000 net of $1,806,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2011.  Management engaged an independent valuation specialist to perform our annual impairment test on core deposit intangibles as of September 30, 2010 and determined no impairment was necessary.  Amortization expense recognized was $104,000 for the three month periods ended March 31, 2011 and 2010.

Note 9. Comprehensive Income

Total comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which is the Company’s only source of other comprehensive income.  Total comprehensive income was $1,679,000 and $2,523,000 for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011 and December 31, 2010, accumulated other comprehensive income totaled $1,058,000 and $967,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.

Note 10.  Commitments and Contingencies

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

Commitments to extend credit amounting to $129,595,000 and $123,676,000 were outstanding at March 31, 2011 and December 31, 2010, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $129,230,000 and $123,311,000 at March 31, 2011 and December 31, 2010, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $4,055,000 and $2,380,000 as of March 31, 2011 and December 31, 2010, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $365,000 were outstanding at March 31, 2011 and December 31, 2010. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2011 and December 31, 2010.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 11.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2011, no deferred tax valuation allowance was deemed necessary.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the three months ended March 31, 2011, the Company increased its reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California.

Note 12.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

2011
Amount	Rate	Maturity Date
(Dollars in thousands)

$4,000	3.59%	February 12, 2013

—
4,000

—	Less short-term portion
$4,000

2010
Amount	Rate	Maturity Date
(Dollars in thousands)

$5,000	3.00%	February 7, 2011
5,000	3.10%	February 14, 2011
4,000	3.59%	February 12, 2013
14,000

(10,000)	Less short-term portion
$4,000

FHLB advances are secured by investment securities with amortized costs totaling $30,005,000 and $31,918,000, and market values totaling $31,090,000 and $33,214,000 at March 31, 2011 and December 31, 2010, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of March 31, 2011 and December 31, 2010, the Company had no Federal funds purchased.

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

When the Company uses in this Quarterly Report on Form 10-Q the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe”“ and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict.  For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

There have been no material changes to the Company’s critical accounting policies during 2011.  Please refer to the Company’s 2010 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.

This discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Quarter of 2011

In the first quarter of 2011, our consolidated net income was $1,588,000 compared to net income of $1,292,000 for the same period in 2010.  Diluted EPS was $0.16 for the first quarter of 2011 compared to $0.13 for the same period in 2010.  The increase in net income is attributed to decreases in the provision for credit losses and an increase in non-interest income, offset by a decrease in net interest income before provision for credit losses.  The provision for credit losses was $100,000 for the first quarter of 2011 compared to $600,000 for the first quarter of 2010, a decrease of $500,000.  Net interest income before provision for credit losses decreased $388,000 or 4.86%.  The yield on average total interest-earning assets decreased 55 basis points comparing the three month period ended March 31, 2011 to the same period in 2010 while interest rates on deposits decreased 22 basis points resulting in a 31 basis point decrease in net interest margin.  Net interest margin was 4.67% for the three months ended March 31, 2011 compared to 4.98% for the same period in 2010.  Non-interest income increased $414,000 or 31.03% primarily due to a gain on sale of other real estate owned, and non-interest expense decreased $51,000 or 0.71% in the three months ended March 31, 2011 compared to the same period in 2010.

Annualized return on average equity for the first quarter of 2011 was 6.41% compared to 5.53% for the same period in 2010.  Total average equity was $99,118,000 for the first quarter of 2011 compared to $93,333,000 for the first quarter of 2010.

Our average total assets increased $11,833,000 or 1.56% in the three months ended March 31, 2011 compared to the same period of 2010.  Total average interest-earning assets increased $13,330,000 or 1.98% comparing the three month period ended March 31, 2011 to the same period of 2010.  Average total loans decreased $28,011,000 or 6.17% while average total investments increased $39,617,000 or 16.92% in the three month period ended March 31, 2011 compared to the same period in 2010.  Average interest-bearing liabilities decreased $10,993,000 or 2.26% over the same period.

Our net interest margin for the three months ended March 31, 2011 was 4.67% compared to 4.98% for the same period in 2010.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 55 basis points to 5.14% for the three month period ended March 31, 2011 compared to 5.69% for the same period in 2010.  For the three months ended March 31, 2011, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 133 basis points while the effective yield on loans increased 9 basis points.  The cost of total interest-bearing liabilities decreased 29 basis points to 0.67% compared to 0.96% for the same period in 2010. The cost of total deposits, including noninterest bearing accounts decreased 22 basis points to 0.45% for the three months ended March 31, 2011 compared to 0.67% for the same period in 2010.

Net interest income before the provision for credit losses for the three months ended March 31, 2011 was $7,598,000 compared to $7,986,000 for the same period in 2010, a decrease of $388,000 or 4.86%.  Net interest income before the provision for credit losses decreased as a result of the decrease in net interest margin as discussed above and a decrease in average loan balances.  The Bank had non-accrual loans totaling $15,586,000 at March 31, 2011, compared to $18,561,000 at December 31, 2010 and $18,053,000 at March 31, 2011.  The Company had other real estate owned at March 31, 2011 totaling $257,000, compared to $1,325,000 at December 31, 2010, and $2,549,000 at March 31, 2010.

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

At March 31, 2011, we had total loans of $422,042,000, total assets of $766,690,000, total deposits of $644,177,000, and shareholders’ equity of $99,543,000.

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raises the current standard maximum deposit insurance amount to $250,000 and extended unlimited FDIC deposit insurance to qualifying noninterest-bearing transaction accounts through December 31, 2012.

Coverage under the TAG is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  As a participant in TAG, the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.

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

Return to Our Stockholders

Our return to our stockholders is measured in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 6.41% for the three months ended March 31, 2011 compared to 3.41% for the year ended December 31, 2010 and 5.53% for the three months ended March 31, 2010.  Our net income for the three months ended March 31, 2011 increased $296,000 or 22.91% to $1,588,000 compared to $1,292,000 for the three months ended March 31, 2010.  Net income increased due to decreases in the provision for credit losses and an increase in non-interest income and a decrease in non-interest expenses partially offset by a decrease in net interest income before provision for credit losses.  Net interest margin (NIM) decreased 31 basis points comparing the three month periods ended March 31, 2011 and 2010.  Diluted EPS was $0.16 for the three months ended March 31, 2011 and $0.13 for the same period in 2010.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2011 was 0.82% compared to 0.43% for the year ended December 31, 2010 and 0.68% for the three months ended March 31, 2010.  The increase in ROA compared to December 2010 is due to the increase in net income relative to total average assets.  Average assets for the three months ended March 31, 2011 were $770,729,000 compared to $758,852,000 for the year ended December 31, 2010.  ROA for our peer group was 0.31% for the quarter ended December 31, 2010.  Peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $1 billion that are not subchapter S corporations.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.67% for the three months ended March 31, 2011, compared to 4.98% for the same period in 2010.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  In comparing the two periods, the effective yield on total earning assets decreased 55 basis points, while the cost of total interest bearing liabilities decreased 29 basis points and the cost of total deposits decreased 22 basis points.  The Company’s total cost of deposits for the three months ended March 31, 2011 was 0.45% compared to 0.67% for the same period in 2010.  At March 31, 2011, 26.64% of the Company’s average deposits were non-interest bearing compared to 21.6% for the Company’s peer group as of December 31, 2010.  Net interest income for the three month period ended March 31, 2011 was $7,598,000 compared to $7,986,000 for the same period in 2010.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities offset by other-than-temporary impairment losses.  Non-interest income for the three months ended March 31, 2011 increased $414,000 or 31.03% to $1,748,000 compared to $1,334,000 for the three months ended March 31, 2010.  The increase is mainly due to a $545,000 gain on the sale of other real estate owned.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of non-performing assets as a percentage of total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $15,589,000 or 3.69% of total loans as of March 31, 2011 and $18,561,000 or 4.30% of total loans at December 31, 2010.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had $257,000 in other real estate owned at March 31, 2011 and $1,325,000 at December 31, 2010.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $10,904,000 during the three months ended March 31, 2011 to $766,690,000 compared to $777,594,000 as of December 31, 2010.  Total gross loans decreased $9,555,000 to $422,042,000 as of March 31, 2011 compared to $431,597,000 as of December 31, 2010.  Total deposits decreased 0.97% to $644,177,000 as of March 31, 2011 compared to $650,495,000 as of December 31, 2010.  Our loan to deposit ratio at March 31, 2011 was 65.52% compared to 66.35% at December 31, 2010.  The loan to deposit ratio of our peers was 80.53% at December 31, 2010.  Further discussion of loans and deposits is below.

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

At March 31, 2011, we had a total risk-based capital to risk-weighted assets ratio of 16.08%, a Tier 1 risk-based capital ratio of 14.81% and a Tier 1 leverage ratio of 9.87%.  At December 31, 2010, we had a total risk-based capital to risk-weighted assets ratio of 15.42%, a Tier 1 risk-based capital ratio of 14.16% and a Tier 1 leverage ratio of 9.48%.  At March 31, 2011, on a stand-alone basis, the Bank had a total risk-based capital ratio of 15.78%, a Tier 1 risk based capital ratio of 14.51% and a Tier 1 leverage ratio of 9.67%.  At December 31, 2010, the Bank had a total risk-based capital ratio of 15.19%, a Tier 1 risk based capital ratio of 13.92% and a Tier 1 leverage ratio of 9.32%.   The improvement in 2011 is due to an increase in risk adjusted capital coupled with a decrease in risk weighted assets and average assets.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense divided by net interest income plus non-interest income, excluding gains from sales of securities and OREO related gains and expenses) was 79.6% for the first three months of 2011 compared to 73.0% for the three months of 2010.  The deterioration in the efficiency ratio is primarily due to a decrease in net interest income.  After the elimination of OREO related gains and expenses, non-interest income decreased and operating expenses increased.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gains, decreased 5.57% to $8,801,000 for the three months of 2011 compared to $9,320,000 for the same period in 2010, while operating expenses, net of OREO related expenses, increased 3.69% to $7,144,000 from $6,890,000 for the same period in 2010.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $39,000,000 and secured borrowing lines of approximately $113,308,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010:

Net income increased to $1,588,000 for the three months ended March 31, 2011 compared to $1,292,000 for the three months ended March 31, 2010.  Basic earnings per share were $0.16 and $0.13 for the three months ended March 31, 2011 and 2010, respectively.  Diluted earnings per share were $0.16 and $0.13 for the three months ended March 31, 2011 and 2010, respectively.  Annualized ROE was 6.41% for the three months ended March 31, 2011 compared to 5.53% for the three months ended March 31, 2010.  Annualized ROA for the three months ended March 31, 2011 was 0.82% compared to 0.68% for the three months ended March 31, 2010.

The increase in net income for the three months ended March 31, 2011 compared to the same period in 2010 can be attributed to decreases in the provision for credit losses, an increase in non-interest income, and a decrease in non-interest expenses, offset by decreases in net interest income,.  Net interest income decreased due to a decrease in the yield on our investment securities and a decrease in average loans.  The increase in non-interest income is due to a gain on sale of other real estate owned.  Non-interest expenses decreased due to a decrease in OREO related expenses partially offset by increases in salary and employee benefits expense.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,2011			FOR THE THREE MONTHS ENDED MARCH, 31, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$76,618	$50	0.26%	$37,067	$23	0.25%
Securities
Taxable securities	127,621	1,097	3.44%	131,657	1,630	4.95%
Non-taxable securities (1)	68,830	1,212	7.04%	64,628	1,147	7.10%
Total investment securities	196,451	2,309	4.70%	196,285	2,777	5.66%
Federal funds sold	758	1	0.30%	858	—	0.25%
Total securities	273,827	2,360	3.45%	234,210	2,800	4.78%
Loans (2) (3)	409,353	6,462	6.40%	435,550	6,778	6.31%
Federal Home Loan Bank stock	3,050	2	0.26%	3,140	2	0.25%
Total interest-earning assets	686,230	$8,824	5.14%	672,900	$9,580	5.69%
Allowance for credit losses	(11,007)			(10,606)
Nonaccrual loans	16,881			18,695
Other real estate owned	620			2,826
Cash and due from banks	17,492			15,458
Bank premises and equipment	5,738			6,414
Other non-earning assets	54,775			53,209
Total average assets	$770,729			$758,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$143,383	$102	0.29%	$142,861	$140	0.40%
Money market accounts	159,355	184	0.47%	148,855	271	0.74%
Time certificates of deposit, under $100,000	54,587	117	0.87%	66,089	254	1.56%
Time certificates of deposit, $100,000 and over	119,122	313	1.07%	129,635	388	1.21%
Total interest-bearing deposits	476,447	716	0.61%	487,440	1,053	0.88%
Other borrowed funds	13,655	95	2.82%	21,099	149	2.86%
Total interest-bearing liabilities	490,102	$811	0.67%	508,539	$1,202	0.96%
Non-interest bearing demand deposits	173,005			149,995
Other liabilities	8,504			7,029
Shareholders’ equity	99,118			93,333
Total average liabilities and shareholders’ equity	$770,729			$758,896

Interest income and rate earned on average earning assets		$8,824	5.14%		$9,580	5.69%
Interest expense and interest cost related to average interest-bearing liabilities		811	0.67%		1,202	0.96%
Net interest income and net interest margin (4)		$8,013	4.67%		$8,378	4.98%

(1)  Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $412 and $390 in 2011 and 2010 respectively.

(2)  Loan interest income includes loan fees of $93 in 2011 and $103 in 2010

(3)  Average loans do not include non-accrual loans.

(4)  Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $316,000 or 4.66% for the three months ended March 31, 2011 compared to the same period in 2010.  Average total loans, including non-accrual loans, for the three months ended March 31, 2011 decreased $28,011,000 or 6.17% to $426,234,000 compared to $454,245,000 the same period in 2010.  The yield on average total loans increased 9 basis points to 6.40% for the three months ended 2011 compared to 6.31% for the same period in 2010.  We have been successful in implementing interest rate floors on many of our new adjustable rate loans to partially offset the effects of the decrease in the prime interest rate experienced in the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $462,000 in the first three months of 2011 to $1,948,000 compared to $2,410,000, for the same period in 2010.  The decrease is attributed to lower yields on the investment securities portfolio.  The yield on average investments decreased 133 basis points to 3.45% for the three month period ended March 31, 2011 compared to 4.78% for the same period in 2010.  We experienced a decrease in yield in our investment securities in 2011 due to purchases of lower yielding debt securities and an increase in average interest-earning deposits in other banks.  Average total investments for the first three months of 2011 increased $39,617,000 or 16.92% to $273,827,000 compared to $234,210,000 for the same period in 2010.  Income from investments represents 25.64% of net interest income for the first three months of 2011 compared to 30.18% for the same period in 2010.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2011, we held $121,544,000 or 58.60% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 3.43%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net of tax effect value of the change in fair value of the available-for-sale investment portfolio was a gain of $1,058,000 at March 31, 2011 and is reflected in the Company’s equity.  At March 31, 2011, the average life of the investment portfolio was 7.05 years and the fair value reflected a pre-tax gain of $1,798,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI) and recorded a $31,000 OTTI loss for the three months ended March 31, 2011.  Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2011, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $16,518,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $10,649,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the three months ended March 31, 2011 decreased $778,000 or 8.47% to $8,410,000 compared to $9,188,000 for the three months ended March 31, 2010.  The decrease was due to the 55 basis point decrease in average interest earning assets.  The yield on interest earning assets decreased to 5.14% for the three months ended March 31, 2011 from 5.69% for the three months ended March 31, 2010.  Average interest earning assets increased to $686,230,000 for the three months ended March 31, 2011 compared to $672,900,000 for the three months ended March 31, 2010.  The $13,330,000 increase in average earning assets can be attributed to the $39,617,000 increase in total investments offset by a $26,197,000 decrease in loans.

Interest expense on deposits for the three months ended March 31, 2011 decreased $336,000 or 31.91% to $717,000 compared to $1,053,000 for the three months ended March 31, 2010.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 27 basis points to 0.61% for the three months ended March 31, 2011 from 0.88% in 2010 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits decreased 2.26% or $10,993,000 to $476,447,000 for the three months ended March 31, 2011 compared to $487,440,000 for the same period ended March 31, 2010.

Average other borrowed funds decreased $7,444,000 or 35.28% to $13,655,000 with an effective rate of 2.82% for the three months ended March 31, 2011 compared to $21,099,000 with an effective rate of 2.86% for the three months ended March 31, 2010.  As a result, total interest expense on other borrowed funds decreased $54,000 to $95,000 for the three months ended March 31, 2011 from $149,000 for the three months ended March 31, 2010.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The effective rate of the FHLB advances was 2.82% for the three month period ended March 31, 2011.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.   The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.6%.  The rate at March 31, 2011 was 1.90%.  See the section on Financial Condition for more detail.

The cost of all of our interest-bearing liabilities decreased 29 basis points to 0.67% for the three month period ended March 31, 2011 compared to 0.96% for 2010 while the cost of total deposits decreased to 0.45% for the three month period ended March 31, 2011 compared to 0.67% for same period in 2010.  Average demand deposits increased 15.34% to $173,005,000 in 2011 compared to $149,995,000 for 2010.  The ratio of demand deposits to total deposits increased to 26.64% in the three month period of 2011 compared to 23.53% for the same period in 2010.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2011 decreased by $388,000 or 4.86% to $7,598,000 compared to $7,986,000 for the same period in 2010.  The decrease was due to the 31 basis point decrease in our net interest margin and the decrease in average loans.  Average interest earning assets were $686,230,000 for the three months ended March 31, 2011 with a net interest margin of 4.67% compared to $672,900,000 with a net interest margin of 4.98% for the three months ended March 31, 2010.  The $13,330,000 increase in average earning assets can be attributed to the $39,617,000 increase in total investments offset by a $26,197,000 decrease in average loans.  Average interest bearing liabilities decreased 3.63% to $490,102,000 for the three months ended March 31, 2011 compared to $508,539,000 for the same period in 2010.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in Thousands)	March 31, 2011	% of Total Loans	December 31, 2010	% of Total Loans

Commercial and industrial	$2,721	23.4%	$2,417	24.1%
Agricultural production	239	4.5%	182	9.0%
Real estate:
Owner occupied	1,850	26.4%	1,978	25.9%
Real estate-construction and other land loans	1,957	7.5%	1,805	7.4%
Agricultural real estate	569	14.4%	466	14.7%
Commercial real estate	933	10.4%	1,387	5.1%
Other	1,227	3.9%	1,362	3.8%
Total real estate	6,536	62.6%	6,998	56.9%
Equity loans and lines of credit	610	7.6%	797	8.0%
Consumer and installment	388	2.0%	382	2.0%
Unallocated reserves	525		238
Total allowance for credit losses	$11,019		$11,014

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

The unallocated reserves as of March 31, 2011 are principally due to qualitative and quantitative factors (Q factors).   Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the three months of 2011 were $100,000 compared to $600,000 for the same period in 2010.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the three months ended March 31, 2011, the Company had net charge offs totaling $95,000 compared $205,000 for the same period in 2010.  During the first quarter of 2011, gross charge offs of $321,000 were partially offset by gross recoveries of $226,000.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and a decrease in net charge offs.

Nonperforming loans were $15,589,000 and $18,561,000 at March 31, 2011 and December 31, 2010, respectively and $18,053,000 at March 31, 2010.  Nonperforming loans as a percentage of total loans were 3.69% at March 31, 2011 compared to 4.30% at December 31, 2010 and 3.99% at March 31, 2010.  Other real estate owned at March 31, 2011 was $257,000 compared to $1,325,000 net of a valuation allowance of $309,000, at December 31, 2010, and $2,549,000 net of a valuation allowance of $639,000 at March 31, 2010.

The annualized net charge off ratio, which reflects net charge-offs to average loans for the three months ended March 31, 2011, was 0.09% compared to 0.18% for the same period in 2010.  The annual net charge off ratios for 2010, 2009, and 2008 were 0.66%, 1.56% and 0.20%, respectively.

We believe the significant economic downturn witnessed during 2008 that has continued through 2011 has had a considerable impact on the ability of certain borrowers to satisfy their obligations, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, we estimate the impact certain economic factors will have on various credits within the portfolio.

While the Company saw a decline in the balance of non-accruing loans when compared to that reported at December 31, 2010, non-accruing balances remain elevated relative to historical periods.  Continued increases in the level of charge-offs and the number and dollar volume of past due and non-performing loans may result in further provisions to the allowance for credit losses.

We anticipate weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses during 2011.  We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of March 31, 2011, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $7,498,000 for the three month period ended March 31, 2011 and $7,386,000 for the same period in 2010.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sale of other real estate owned, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $1,748,000 for the three months ended March 31, 2011 compared to $1,334,000 for the same period in 2010.  The $414,000 or 31.03% increase in non-interest income was due to an increase in gains on sale of other real estate owned, offset by a decrease in service charges.

During the three months ended March 31, 2011, we realized net loss on sales and calls of investment securities of $16,000 compared to a gain of $21,000 for the same period in 2010.  During the first quarter of 2011 we also realized a gain on sale of other real estate owned of $545,000 compared to none in 2010.  For the three month period ended March 31, 2011, we realized a $31,000 other-than-temporary impairment write down on certain investment securities.  See Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.

Customer service charges decreased $162,000 or 18.82% to $699,000 for the first three months of 2011 compared to 861,000 for the same period in 2010, mainly due to a decrease in overdraft fee income.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $3,050,000 in FHLB stock.  We received dividends totaling $2,000 in each of the three months ended March 31, 2011 and 2010.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, professional services, other real estate owned expense, and data processing are the major categories of non-interest expenses.  Non-interest expenses decreased $51,000 or 0.71% to $7,153,000 for the three months ended March 31, 2011 compared to $7,204,000 for the three months ended March 31, 2010.  The decrease in 2011 was primarily due to a decrease in other real estate owned expense and legal expense, partially offset by an increase in salaries and employee benefits.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sale and calls of investments) was 79.6% for the first three months of 2011 compared to 73.0% for the three months ended March 31, 2010.  The deterioration in the ratio resulted from a decrease in net interest income.  After the elimination of OREO related gains and expenses, non-interest income decreased and operating expenses increased.

Salaries and employee benefits increased $331,000 or 8.83% to $4,078,000 for the first three months of 2011 compared to $3,747,000 for the three months ended March 31, 2010.  The increase in salaries and employee benefits for the 2011 period can be attributed to the addition of personnel in connection with the expansion of offices in Modesto and Merced and other new positions along with normal cost increases.  Full time equivalents were 214.6 on March 31, 2011 compared to 194.6 on March 31, 2010.

Occupancy and equipment expense increased $8,000 or 0.86% to $934,000 for the three months ended March 31, 2011 compared to $926,000 for the three months ended March 31, 2010.  The new Modesto and Merced offices as well as the relocation of our Oakhurst office in 2010 contributed to the increase in occupancy expenses.

Regulatory assessments decreased to $289,000 for the three month period ended March 31, 2011 compared to $300,000 for the same period in 2010.

Total other real estate owned (OREO) expenses were $9,000 for the three months ended March 31, 2011 and $314,000 for the same period in 2010.  The decrease in 2011 is the result of the write downs of several OREO properties to their estimated fair value for the three month period ended March 31, 2010.

Other categories of non-interest expenses decreased $25,000 or 2.27% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the Three Months Ended March 31,	Other Expense 2011	% Average Assets	Other Expense 2010	% Average Assets
(Dollars in thousands)
ATM/debit card expenses	$87	0.05%	$98	0.05%
Telephone	81	0.04%	77	0.04%
Appraisal fees	30	0.02%	74	0.04%
Stationery/supplies	60	0.03%	60	0.03%
License and maintenance contracts	83	0.04%	57	0.03%
Postage	48	0.02%	53	0.03%
Director fees and related expenses	53	0.03%	52	0.03%
Amortization of software	56	0.03%	48	0.03%
Donations	47	0.02%	44	0.02%
General insurance	25	0.01%	36	0.02%
Consulting	36	0.02%	32	0.02%
Education/training	25	0.01%	28	0.01%
Operating losses	17	0.01%	18	0.01%
Other	426	0.22%	422	0.22%
Total other non-interest expense	$1,074	0.56%	$1,099	0.63%

Provision for Income Taxes

Our effective income tax rate was 24.13% for the three months ended March 31, 2011 compared to 14.78% for the three months ended March 31, 2010.  The Company reported an income tax provision of $505,000 for three months ended March 31, 2011, compared to $224,000 for the three months ended March 31, 2010.  The increase in the effective tax rate in 2011 is due to increases in taxable income and reserves for uncertain tax positions which are primarily attributable to state tax credits and deductions related to certain enterprise zone activities in California.

Preferred Stock Dividends and Accretion

On January 30, 2009, we entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program.  We received $7,000,000 in proceeds and the Treasury owns 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 79,089 shares, at $6.64 per share, of the Company’s common stock, no par value.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $99,000 during the three months ended March 31, 2011 and 2010, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2011 compared to December 31, 2010

Total assets were $766,690,000, compared to $777,594,000 as of December 31, 2010, a decrease of 1.40%, or $10,904,000.  Total gross loans were $422,042,000 as of March 31, 2011 compared to $431,597,000 as of December 31, 2010.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 1.57% or $4,407,000 to $276,560,000.  Total deposits decreased 0.97% or $6,318,000 to $644,177,000 as of March 31, 2011 compared to $650,495,000 as of December 31, 2010.  Stockholders’ equity increased $2,152,000 or 2.21% to $99,543,000 as of March 31, 2011 compared to $97,391,000 as of December 31, 2010 due to net income included in retained earnings, an increase in other comprehensive income and issuance of common stock from the exercise of stock options.

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

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, collateralized mortgage obligations, corporate debt securities, and overnight investments in the Federal funds market and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2011, investment securities with a fair value of $128,118,000, or 61.77% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at March 31, 2011 was 63.81% compared to 66.35% at December 31, 2010.  The loan to deposit ratio of our peers was 80.53% at December 31, 2010.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 1.57% or $4,407,000 to $276,560,000 at March 31, 2011 from $280,967,000 at December 31, 2010.  The market value of the portfolio reflected an unrealized gain of $1,798,000 at March 31, 2011 compared to $1,643,000 at December 31, 2010.

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.

As of March 31, 2011, we performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).  We evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2011 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2011 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  In addition, we reviewed all private label residential mortgage backed securities (PLRMBS) at March 31, 2011.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of March 31, 2011.  In performing the cash flow analysis for each security, the Company uses a third-party model.  The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

At March 31, 2011, the Company held 163 obligations of states and political subdivision securities of which 36 were in a loss position for less than 12 months and seven were in a loss position and have been in a loss position for 12 months or more.  The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011, the Company held 140 U.S. Government agency securities collateralized by mortgage obligation securities of which 15 were in a loss position for less than 12 months.  The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011, the Company had a total of 36 PLRMBS with a remaining principal balance of $17,528,000 and a net unrealized loss of approximately $816,000.  Eight of these securities account for $1,355,000 of the unrealized loss at March 31, 2011 offset by 28 of these securities with gains totaling $539,000.  Nine of these PLRMBS with a remaining principal balance of $10,682,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.   No OTTI charges related to PLRMBS were recorded during the first quarter of 2011.

During the three months ended March 31, 2011, the Company recorded an OTTI charge of $31,000 related to one mutual fund investment security.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $9,555,000 or 2.21% to $422,042,000 as of March 31, 2011 compared to $431,597,000 as of December 31, 2010.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2011	% of Total loans	December 31, 2010	% of Total loans

Commercial:
Commercial and industrial	$99,236	23.5%	$104,387	24.1%
Agricultural production	44,024	10.4%	38,787	9.0%
Total commercial	143,260	33.9%	143,174	33.1%
Real estate:
Owner occupied	111,754	26.4%	111,888	25.9%
Real estate-construction and other land loans	31,865	7.5%	32,039	7.4%
Commercial real estate	60,892	14.4%	63,627	14.7%
Agricultural real estate	18,201	4.3%	22,100	5.1%
Other	16,464	3.9%	16,254	3.8%
Total real estate	239,176	56.5%	245,908	56.9%
Consumer:
Equity loans and lines of credit	31,950	7.6%	34,521	8.0%
Consumer and installment	8,289	2.0%	8,493	2.0%
Total consumer	40,239	9.6%	43,014	10.0%
Deferred loan fees, net	(633)		(499)
Total gross loans	422,042	100.0%	431,597	100.0%
Allowance for credit losses	(11,019)		(11,014)
Total loans	$411,023		$420,583

As of March 31, 2011, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real-estate-related loans, representing approximately 90.5% of total loans of which 27.9% were commercial and 62.6% were real-estate-related.  This level of concentration is consistent with 90.0% at December 31, 2010.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at March 31, 2011 or December 31, 2010.

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

At March 31, 2011, total nonperforming assets totaled $15,846,000, or 2.07% of total assets, compared to $19,984,000, or 2.57% of total assets at December 31, 2010.  Total nonperforming assets at March 31, 2011 included nonaccrual loans totaling $15,589,000 and OREO of $257,000.  At March 31, 2011, we had 13 loans considered troubled debt restructurings totaling $8,290,000, which are included in nonaccrual loans.  At December 31, 2010, nonperforming assets included nonaccrual loans totaling $18,561,000, OREO of $1,325,000, and repossessed assets of $98,000.  We had seven restructured loans totaling $6,180,000 at December 31, 2010.  Foregone interest on nonaccrual loans totaled $288,000 and $385,000 for the three month periods ended March 31, 2011 and 2010, respectively.

A summary of nonaccrual, restructured, and past due loans at March 31, 2011 and December 31, 2010 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2011 or December 31, 2010.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	March 31, 2011	December 31, 2010
Non-accrual loans
Commercial and industrial	$481	$1,487
Real estate	763	4,772
Real estate construction and other land loans	5,533	5,634
Equity loans and lines of credit	523	488
Troubled debt restructured loans (non-accruing)
Commercial and industrial	922	869
Consumer	82	—
Real estate	2,874	3,118
Real estate construction and land development	4,411	2,193
Total non-accrual	15,589	18,561
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$15,589	$18,561
Nonperforming loans to total loans	3.69%	4.30%
Ratio of non-performing loans to allowance for credit losses	141.48%	168.52%
Loans considered to be impaired	$15,589	$18,561
Related allowance for credit losses on impaired loans	$1,702	$2,124

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral dependent.  As of March 31, 2011 and December 31, 2010, we had impaired loans totaling $15,589,000 and $18,561,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value of collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first three months of 2011.

(Dollars in thousands)	Balances December 31, 2010	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balances March 31, 2011
Non-accrual loans:
Commercial and industrial	$377	$390	$(42)	$(95)	$—	$(149)	$481
Real estate	1,407	297	(720)	—	(195)	(26)	763
Real estate construction and other land loans	5,634	—	(101)	—	—	—	5,533
Equity loans and lines of credit	488	248	(214)	—	—	—	522
Restructured loans (non-accruing):
Commercial and industrial	1,978	—	(206)	—	(850)	—	922
Consumer	—	82	—	—	—	—	82
Real estate	4,198	—	(1,324)	—	—	—	2,874
Real estate construction and land development	4,479	—	(67)	—	—	—	4,412
Total non-accrual	$18,561	$1,017	$(2,674)	$(95)	$(1,045)	$(175)	$15,589

The following table provides a summary of the change in the OREO balance for the three months ended March 31, 2011:

(Dollars in thousands)	Three Months Ended March 31, 2011
Balance, December 31, 2010	$1,325
Additions	257
Dispositions	(1,325)
Balance, March 31, 2011	$257

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is carried at the lesser of cost or fair market value, less selling costs.  OREO holdings represented one property with a fair value totaling $257,000 at March 31, 2011 and two properties totaling $1,325,000 at December 31, 2010.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(Dollars in thousands)	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010	For the Three Months Ended March 31, 2010

Balance, beginning of period	$11,014	$10,200	$10,200
Provision charged to operations	100	3,800	600
Losses charged to allowance	(321)	(4,122)	(476)
Recoveries	226	1,136	271
Balance, end of period	$11,019	$11,014	$10,595
Ratio of non-performing loans to allowance for credit losses at end of period	141.48%	168.52%	170.39%
Allowance for credit losses to total loans at end of period	2.61%	2.55%	2.34%

As of March 31, 2011 the balance in the allowance for credit losses was $11,019,000 compared to $11,014,000 as of December 31, 2010.  The increase was due to net charge offs during the three months ended March 31, 2011 being less than the amount of the provision for credit losses.  Net charge offs totaled $95,000 while the provision for credit losses was $100,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $129,595,000 as of March 31, 2011 compared to $123,676,000 as of December 31, 2010.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of March 31, 2011, the allowance for credit losses was 2.61% of total gross loans compared to 2.55% as of December 31, 2010.  During the three months ended March 31, 2011 there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  During the period ended March 31, 2011 the Company enhanced the process for estimating the allowance for credit losses.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. In 2010 enhanced methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category resulting in a decrease in unallocated reserves. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $15,589,000 as of March 31, 2011, and $18,561,000 as of December 31, 2010.  The allowance for credit losses as a percentage of nonperforming loans was 70.68% and 59.34% as of March 31, 2011 and December 31, 2010, respectively.  Management believes the allowance at March 31, 2011 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2011 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

During the third quarter of 2010 we engaged an independent valuation specialist to test goodwill for impairment.  Goodwill impairment testing is a two step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the impairment loss, if any.  If the fair value of the reporting unit exceeds the carrying value, then goodwill is not impaired and step two is unnecessary.  Since the Company is considered to be one reporting unit, the fair value of the Company was compared to the carrying value.  Based on the results of the testing performed, the fair value of the Company exceeded the carrying value so step two was not required and goodwill was not impaired.  The fair value of the Company was determined based on an analysis of three different valuation methods including the analysis of discounted future cash flows, comparable whole bank transactions, and the Company’s market capitalization plus a control premium.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first quarter of 2011, so goodwill was not required to be retested.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000 at December 31, 2009.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at March 31, 2011 was $1,094,000, net of $1,806,000 in accumulated amortization expense.  The carrying value at December 31, 2010 was $1,198,000, net of $1,702,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2011.  We engaged an independent valuation specialist to perform our annual impairment test on core deposit intangibles as of September 30, 2010 and determined no impairment was necessary.  Amortization expense recognized was $104,000 for the three month periods ended March 31, 2011 and 2010.

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raises the current standard maximum deposit insurance amount to $250,000 and extended unlimited FDIC deposit insurance to qualifying noninterest-bearing transaction accounts through December 31, 2012.

Total deposits decreased $6,318,000 or 0.97% to $644,177,000 as of March 31, 2011 compared to $650,495,000 as of December 31, 2010.  Interest-bearing deposits increased $1,796,000 or 0.38% to $478,424,000 as of March 31, 2011 compared to $476,628,000 as of December 31, 2010.  Non-interest bearing deposits decreased $8,114,000 or 4.67% to $165,753,000 as of March 31, 2011 compared to $173,867,000 as of December 31, 2010.  Average non-interest bearing deposits to average total deposits was 26.64% for the three months ended March 31, 2011 compared to 23.53% for the same period in 2010.

The composition of the deposits and average interest rates paid at March 31, 2011 and December 31, 2010 is summarized in the table below.

(Dollars in thousands)	March 31, 2011	% of Total Deposits	Effective Rate	December 31, 2010	% of Total Deposits	Effective Rate

NOW accounts	$119,359	18.5%	0.31%	$114,473	17.6%	0.38%
MMA accounts	157,513	24.5%	0.47%	157,345	24.2%	0.66%
Time deposits	172,153	26.7%	1.01%	177,132	27.2%	1.19%
Savings deposits	29,399	4.6%	0.20%	27,678	4.3%	0.20%
Total interest-bearing	478,424	74.3%	0.67%	476,628	73.3%	0.77%
Non-interest bearing	165,753	25.7%		173,867	26.7%
Total deposits	$644,177	100.0%		$650,495	100.0%

Other Borrowings

There were no short term borrowings as of March 31, 2011 compared to $10,000,000 as of December 31, 2010.

Long-term borrowings of $4,000,000 at March 31, 2011 represent FHLB advances with weighted average interest of 3.31% and weighted average maturity of 1.9 years.  Long-term borrowings at December 31, 2010 were $4,000,000.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2011, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  As of March 31, 2011, the rate was 1.98%.  Interest expense recognized by the Company for the three months ended March 31, 2011 was $94,907.

Capital

Our stockholders’ equity was $99,543,000 as of March 31, 2011 compared to $97,391,000 as of December 31, 2010.   The increase in stockholders’ equity is the result of retained earnings increase of $1,491,000 for the three months ended March 31, 2011, an increase in other comprehensive income net of tax of $91,000, and proceeds from the exercise of employee stock options of $559,000.

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

The following table presents the Company’s and the Bank’s Regulation capital ratios as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$73,050	9.87%	$70,669	9.48%
Minimum regulatory requirement	$29,612	4.00%	$29,832	4.00%
Central Valley Community Bank	$71,514	9.67%	$69,457	9.32%
Minimum requirement for “Well-Capitalized” institution	$36,989	5.00%	$37,264	5.00%
Minimum regulatory requirement	$29,591	4.00%	$29,811	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$73,050	14.81%	$70,669	14.16%
Minimum regulatory requirement	$19,729	4.00%	$19,965	4.00%
Central Valley Community Bank	$71,514	14.51%	$69,457	13.92%
Minimum requirement for “Well-Capitalized” institution	$29,570	6.00%	$29,929	6.00%
Minimum regulatory requirement	$19,714	4.00%	$19,953	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$79,298	16.08%	$76,982	15.42%
Minimum regulatory requirement	$39,458	8.00%	$39,931	8.00%
Central Valley Community Bank	$77,757	15.78%	$75,766	15.19%
Minimum requirement for “Well-Capitalized” institution	$49,284	10.00%	$49,881	10.00%
Minimum regulatory requirement	$39,427	8.00%	$39,905	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  Disallowed deferred tax assets deducted from Tier 1 capital were $5,764,000 and $5,981,000 at March 31, 2011 and December 31, 2010, respectively.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2011, the Company had unpledged securities totaling $67,958,000 available as a secondary source of liquidity and total cash and cash equivalents of

$84,431,000.  Cash and cash equivalents at March 31, 2011 decreased 16.40% compared to December 2010.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At March 31, 2011 our available borrowing capacity includes approximately $39,000,000 in unsecured credit lines with our correspondent banks, $112,570,100 in unused FHLB advances and $1,064,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2011, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2011 and December 31, 2010:

Credit Lines (In thousands)	March 31, 2011	December 31, 2010

Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$39,000	$39,000
Balance outstanding	$—	$—

Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$116,570	$114,659
Balance outstanding	$4,000	$14,000
Collateral pledged	$120,084	$123,717
Fair value of collateral	$122,627	$126,326

Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$1,064	$1,321
Balance outstanding	$—	$—
Collateral pledged	$1,027	$1,278
Fair value of collateral	$1,084	$1,354

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included herein and Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report to Shareholders on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2010 Annual Report to Shareholders on Form 10-K.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Central Valley Community Bancorp

Date: May 13, 2011	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 13, 2011	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer