Form 10-Q/A
period 2011-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2011-07-13
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend Central Valley Community Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, previously filed with the Securities and Exchange Commission on May 16, 2011 (the “Initial Filing”).

This Amendment No. 1 is being filed for the sole purpose of correcting in Exhibits 32.1 and 32.2, “Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,” the period to which the Quarterly Report on Form 10-Q referenced therein relates.  No other changes have been made to the Initial Filing and this Amendment No. 1 does not reflect events that have occurred subsequent to the Initial Filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: July 13, 2011	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: July 13, 2011	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer