Form 10-Q
period 2011-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2011-08-12
CIK 1127371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

As of August 10, 2011 there were 9,547,816 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2011 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$19,291	$11,357
Interest-earning deposits in other banks	74,047	89,042
Federal funds sold	531	600
Total cash and cash equivalents	93,869	100,999
Available-for-sale investment securities (Amortized cost of $207,466 at June 30, 2011 and $189,682 at December 31, 2010)	213,129	191,325
Loans, less allowance for credit losses of $11,035 at June 30, 2011 and $11,014 at December 31, 2010	425,305	420,583
Bank premises and equipment, net	5,845	5,843
Other real estate owned	—	1,325
Bank owned life insurance	11,466	11,390
Federal Home Loan Bank stock	2,920	3,050
Goodwill	23,577	23,577
Core deposit intangibles	990	1,198
Accrued interest receivable and other assets	15,828	18,304
Total assets	$792,929	$777,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$171,782	$173,867
Interest bearing	497,115	476,628
Total deposits	668,897	650,495
Short-term borrowings	—	10,000
Long-term debt	4,000	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	11,035	10,553
Total liabilities	689,087	680,203
Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized;
Series A, no par value, 7,000 issued and outstanding	6,887	6,864
Common stock, no par value; 80,000,000 authorized; issued and outstanding 9,288,954 at June 30, 2011 and 9,109,154 at December 31, 2010	39,328	38,428
Non-voting common stock, 1,000,000 authorized; issued and outstanding 258,862 at June 30, 2011 and December 31, 2010	1,317	1,317
Retained earnings	52,978	49,815
Accumulated other comprehensive income, net of tax	3,332	967
Total shareholders’ equity	103,842	97,391
Total liabilities and shareholders’ equity	$792,929	$777,594

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share amounts)	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$6,560	$6,911	$13,022	$13,665
Interest on deposits in other banks	45	16	95	40
Interest on Federal funds sold	—	1	1	1
Interest and dividends on investment securities:
Taxable	1,131	1,364	2,228	3,017
Exempt from Federal income taxes	830	759	1,630	1,516
Total interest income	8,566	9,051	16,976	18,239
INTEREST EXPENSE:
Interest on deposits	712	983	1,429	2,036
Interest on junior subordinated deferrable interest debentures	24	25	49	48
Other	36	113	106	239
Total interest expense	772	1,121	1,584	2,323
Net interest income before provision for credit losses	7,794	7,930	15,392	15,916
PROVISION FOR CREDIT LOSSES	250	1,000	350	1,600
Net interest income after provision for credit losses	7,544	6,930	15,042	14,316
NON-INTEREST INCOME:
Service charges	749	863	1,448	1,724
Appreciation in cash surrender value of bank owned life insurance	96	98	193	195
Loan placement fees	77	76	134	104
(Loss) gain on disposal of other real estate owned	(12)	—	533	—
Net realized gains on sale and calls of investment securities	42	30	26	51
Total impairment on investment securities	(241)	(571)	(218)	(3,768)
Increase (decrease) in fair value recognized in other comprehensive income	241	(129)	187	3,068
Net impairment loss recognized in earnings	—	(700)	(31)	(700)
Federal Home Loan Bank dividends	3	2	5	4
Other income	642	378	1,037	703
Total non-interest income	1,597	747	3,345	2,081
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,998	3,837	8,076	7,584
Occupancy and equipment	936	988	1,870	1,914
Regulatory assessments	194	306	483	606
Data processing expense	286	282	562	568
Advertising	182	183	366	375
Audit and accounting fees	113	114	225	228
Legal fees	83	167	176	289
Other real estate owned, net	(7)	127	2	441
Amortization of core deposit intangibles	103	103	207	207
Other expense	1,179	1,035	2,253	2,134
Total non-interest expenses	7,067	7,142	14,220	14,346
Income before provision for income taxes	2,074	535	4,167	2,051
PROVISION FOR INCOME TAXES	301	31	806	255
Net income	$1,773	$504	$3,361	$1,796

Net income	$1,773	$504	$3,361	$1,796
Preferred stock dividends and accretion	99	99	198	198
Net income available to common shareholders	$1,674	$405	$3,163	$1,598

Net income per common share:
Basic earnings per share	$0.18	$0.04	$0.33	$0.18
Weighted average common shares used in basic computation	9,516,110	9,131,753	9,495,890	9,051,168
Diluted earnings per share	$0.18	$0.04	$0.33	$0.17
Weighted average common shares used in diluted computation	9,540,615	9,210,838	9,522,664	9,148,724

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited) (In thousands)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,361	$1,796
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	162	184
Depreciation	608	638
Accretion	(369)	(559)
Amortization	1,435	947
Stock-based compensation	102	113
Tax benefit from exercise of stock options	(117)	(25)
Provision for credit losses	350	1,600
Net other than temporary impairment losses on investment securities	31	700
Net realized gains on sales and calls of available-for-sale investment securities	(26)	(51)
Net gain on sale and disposal of equipment	—	(5)
Net gain on sale of other real estate owned	(533)	—
Net gain on bank owned life insurance	(85)	—
Write down of other real estate owned and other property	—	283
Increase in bank owned life insurance, net of expenses	(15)	(195)
Net (increase) decrease in accrued interest receivable and other assets	(288)	1,612
Net decrease in prepaid FDIC Assessments	410	501
Net increase in accrued interest payable and other liabilities	317	131
Provision (benefit) for deferred income taxes	696	(1,028)
Net cash provided by operating activities	6,039	6,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(65,802)	(15,758)
Proceeds from sales or calls of available-for-sale investment securities	31,409	15,698
Proceeds from maturity and principal repayments of available-for-sale investment securities	15,744	13,356
Net increase in loans	(5,330)	(13,095)
Proceeds from sale of other real estate owned	2,120	2,181
Proceeds from bank owned life insurance	146	—
Purchases of premises and equipment	(610)	(151)
FHLB stock redeemed	131	90
Proceeds from sale of premises and equipment	—	5
Net cash (used in) provided by investing activities	(22,192)	2,326
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	35,095	10,262
Net decrease in time deposits	(16,694)	(19,120)
Repayments of short-term borrowings to Federal Home Loan Bank	(10,000)	(5,000)
Proceeds from exercise of stock options	680	524
Tax benefit from exercise of stock options	117	25
Cash paid for preferred stock dividends	(175)	(175)
Net cash provided by (used in) financing activities	9,023	(13,484)
Decrease in cash and cash equivalents	(7,130)	(4,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100,999	48,680
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,869	$44,164
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$1,795	$2,518
Income taxes	$826	$301
Non-Cash Investing Activities:
Net pre-tax change in unrealized gain on available-for-sale investment securities	$4,020	$3,243
Non-Cash Financing Activities:
Transfer of loans to other real estate owned	$95	$3,134
Accrued preferred stock dividends	$44	$44

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2011 and December 31, 2010, and the results of its operations for the three and six month interim periods ended June 30, 2011 and June 30, 2010 and its cash flows for the six month interim periods ended June 30, 2011 and June 30, 2010 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2011 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Impact of New Financial Accounting Standards

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Management does not believe the adoption of this ASU will have a significant impact have on the Company’s financial position, results of operations and cash flows.

Presentation of Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  .  Management does not believe the adoption of this ASU will have a significant impact have on the Company’s financial position, results of operations and cash flows.

Note 2.  Share-Based Compensation

For the six month periods ended June 30, 2011 and 2010, share-based compensation cost recognized was $102,000 and $113,000, respectively.   For the quarter ended June 30, 2011 and 2010, share-based compensation cost recognized for stock option compensation was $52,000 and $57,000, respectively.  The recognized tax benefit for stock option compensation expense was $18,000 and $26,000, for the six month periods ended June 30, 2011 and 2010, respectively.  For the three month periods ended June 30, 2011 and 2010, recognized tax benefits were $9,000 and $13,000, respectively.

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

No options to purchase shares of the Company’s common stock were issued in the first six months of 2011 from any of the Company’s stock based compensation plans.  In the same period of 2010, 1,000 shares of the Company’s common stock were issued from the Central Valley Community Bancorp 2005 Omnibus Incentive Plan.   All options were issued at an exercise price equal to the fair market value at the grant date.

A summary of the combined activity of the Company’s Stock Based Compensation Plans for the six month period ended June 30, 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	707,129
Options exercised	(179,800)	$3.78
Options canceled	(13,880)	$6.46
Options outstanding at June 30, 2011	513,449	$8.56	4.42	$149
Options vested or expected to vest at June 30, 2011	497,021	$8.64	5.93	$140
Options exercisable June 30, 2011	404,935	$9.27	3.34	$75

The weighted-average grant-date fair value of options granted in the six month period ended June 30, 2010 was $2.34.

The total intrinsic value of 179,800 options exercised in the six months ended June 30, 2011 was $417,000.  The total intrinsic value of 153,400 options exercised in the six months ended June 30, 2010 was $340,000.

Cash received from options exercised for the six months ended June 30, 2011 and 2010 was $680,000 and $524,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $117,000 and $25,000 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $290,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 2.8 years.

Note 3. Earnings per share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, stock appreciation rights settled in stock or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company.  There was no difference in the net income used in the calculation of basic earnings per share and diluted earnings per share for the six month periods ended June 30, 2011 or 2010.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per share In thousands (except share and per share	Three Months Ended June 30,		Six Months Ended June 30,
amounts)	2011	2010	2011	2010
Net Income	$1,773	$504	$3,361	$1,796
Less: Preferred stock dividends and accretion	99	99	198	198
Income available to common shareholders	$1,674	$405	$3,163	$1,598
Weighted average shares outstanding	9,516,110	9,131,753	9,495,890	9,051,168
Net income per share	$0.18	$0.04	$0.33	$0.18

Diluted Earnings Per share In thousands (except share and per share	Three Months Ended June 30,		Six Months Ended June 30,
amounts)	2011	2010	2011	2010
Net Income	$1,773	$504	$3,361	$1,796
Less: Preferred stock dividends and accretion	99	99	198	198
Income available to common shareholders	$1,674	$405	$3,163	$1,598
Weighted average shares outstanding	9,516,110	9,131,753	9,495,890	9,051,168
Effect of dilutive stock options	24,505	79,085	26,774	97,556
Weighted average shares of common stock and common stock equivalents	9,540,615	9,210,838	9,522,664	9,148,724
Net income per diluted share	$0.18	$0.04	$0.33	$0.17

Note 4.  Investments

The investment portfolio consists primarily of agency securities, mortgage backed securities, and municipal securities all of which are classified available-for-sale.  As of June 30, 2011, $108,001,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $5,663,000 at June 30, 2011 compared to an unrealized gain of $1,643,000 at December 31, 2010.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	June 30, 2011
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Government agencies	$166	$4	$—	$170
Obligations of states and political subdivisions	79,937	4,712	(472)	84,177
U.S. Government agencies collateralized by mortgage obligations	106,806	1,984	(87)	108,703
Other collateralized mortgage obligations	12,961	457	(1,076)	12,342
Other equity securities	7,596	141	—	7,737
	$207,466	$7,298	$(1,635)	$213,129

	December 31, 2010
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities:
U.S. Government agencies	$190	$5	$—	$195
Obligations of states and political subdivisions	74,598	1,884	(1,432)	75,050
U.S. Government agencies collateralized by mortgage obligations	88,105	2,092	(120)	90,077
Other collateralized mortgage obligations	18,661	506	(1,329)	17,838
Corporate debt securities	500	4	—	504
Other equity securities	7,628	33	—	7,661
	$189,682	$4,524	$(2,881)	$191,325

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt Securities:
Obligations of states and political subdivisions	$4,559	$(90)	$3,837	$(382)	$8,396	$(472)
U.S. Government agencies collateralized by mortgage obligations	11,020	(87)	—	—	11,020	(87)
Other collateralized mortgage obligations	35	(1)	5,609	(1,075)	5,644	(1,076)
	$15,614	$(178)	$9,446	$(1,457)	$25,060	$(1,635)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt Securities:
Obligations of states and political subdivisions	$24,782	$(904)	$3,168	$(528)	$27,950	$(1,432)
U.S. Government agencies collateralized by mortgage obligations	9,131	(120)	—	—	9,131	(120)
Other collateralized mortgage obligations	286	(2)	10,136	(1,327)	10,422	(1,329)
	$34,199	$(1,026)	$13,304	$(1,855)	$47,503	$(2,881)

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  As of June 30, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).  Under ASC 320-10, the portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the coupon rate which approximates the current book yield.

As of June 30, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2011 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2011 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies.  Management retained the services of a third party in May 2011 to provide independent valuation and OTTI analysis of private label residential mortgage backed securities (PLRMBS).

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of June 30, 2011.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

The unrealized losses associated with private residential PLRMBS are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include default rates, severities, discount rates and prepayment rates.  Losses are estimated to a security by forecasting the underlying mortgage loans in each transaction.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), the Company expects to recover the entire amortized cost basis of these securities, with the exception of certain securities for which OTTI was previously recorded.

U.S. Government Agencies

At June 30, 2011, the Company held one U.S. Government agency security and it was not in a loss position.

Obligations of States and Political Subdivisions

At June 30, 2011, the Company held 169 obligations of states and political subdivision securities of which 11 were in a loss position for less than 12 months and eight were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

U.S. Government Agencies Collateralized by Mortgage Obligations

At June 30, 2011, the Company held 141 U.S. Government agency securities collateralized by mortgage obligation securities of which six were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Other Collateralized Mortgage Obligations

At June 30, 2011, the Company had a total of 31 PLRMBS with a remaining principal balance of $12,961,000 and a net unrealized loss of approximately $619,000.  Eight of these securities account for $1,076,000 of the unrealized loss at June 30, 2011 offset by 23 of these securities with gains totaling $457,000.  Eight of these PLRMBS with a remaining principal balance of $6,954,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.  No credit related OTTI charges related to PLRMBS were recorded during the six month period ended June 30, 2011.

Other Equity Securities

At June 30, 2011, the Company had a total of two mutual fund equity investments, one of which had been in an unrealized loss position for more than 12 months.  Based on management’s evaluation of the nature of the decline in net asset value on this mutual fund, the Company recorded an OTTI charge of $31,000 during the six month period ended June 30, 2011.

Investment securities as of June 30, 2011 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$2,640	$2,273	$(367)	C	Fitch	13.85	23.16	60.00	97.25	1.38
CWALT 1	825	696	(129)	C	Fitch	9.88	27.79	61.61	100.73	5.44
CWALT 2	380	276	(104)	C	Fitch	8.84	30.31	60.00	101.38	3.66
FHAMS	2, 356	1,990	(366)	C	Fitch	11.34	21.16	66.73	95.00	0.45
CMFG	203	205	2	CC	Fitch	21.46	22.51	58.04	93.25	3.46
BAALT	163	144	(19)	CCC	Fitch	9.23	10.87	60.94	97.24	5.08
ABFS	321	230	(91)	D	S&P	7.60	45.00	80.00	97.46	0.00
CONHE	66	76	10	B3	Moodys	1.40	10.00	60.00	86.39	0.072
TOTALS	$6,954	$5,890	$(1,064)

The following tables provide a roll forward for the three and six month periods ended June 30, 2011 and 2010 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

(Dollars in thousands)	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010

Beginning balance	$1,418	$—	$1,387	$300
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	3,768	31	3,768
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—	—	—
Realized losses for securities sold	(651)	—	(651)	(300)
Ending balance	$767	$3,768	$767	$3,768

The amortized cost and estimated fair value of investment securities at June 30, 2011 and December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2011 (in thousands)	Amortized Cost	Estimated Fair Value

Within one year	$1,282	$1,299
After one year through five years	10,193	11,090
After five years through ten years	36,656	38,467
After ten years	31,972	33,491
	80,103	84,347

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	106,806	108,703
Other collateralized mortgage obligations	12,961	12,342
Other equity securities	7,596	7,737
	$207,466	$213,129

December 31, 2010	Amortized Cost	Estimated Fair Value

Within one year	$500	$504
After one year through five years	6,350	6,819
After five years through ten years	18,274	18,664
After ten years	50,164	49,762
	75,288	75,749
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	88,105	90,077
Other collateralized mortgage obligations	18,661	17,838
Other equity securities	7,628	7,661
Total	$189,682	$191,325

Note 5.  Fair Value Measurements

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$19,291	$19,291	$11,357	$11,357
Interest-earning deposits in other banks	74,047	74,047	89,042	89,042
Federal funds sold	531	531	600	600
Available-for-sale investment securities	213,129	213,129	191,325	191,325
Loans, net	425,305	415,691	420,583	405,876
Bank owned life insurance	11,466	11,466	11,390	11,390
Federal Home Loan Bank stock	2,920	2,920	3,050	3,050
Accrued interest receivable	3,280	3,280	3,467	3,467

Financial liabilities:
Deposits	$668,897	$651,970	$650,495	$651,668
Short-term borrowings	—	—	10,000	10,000
Long-term debt	4,000	4,187	4,000	4,256
Junior subordinated deferrable interest debentures	5,155	2,191	5,155	2,320
Accrued interest payable	264	264	475	475

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

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the six months ended June 30, 2011, no transfers between levels occurred.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of June 30, 2011 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale securities
Debt Securities:
U.S. Government agencies	$170	$—	$170	$—
Obligations of states and political subdivisions	84,177	—	84,177	—
U.S. Government agencies collateralized by mortgage obligations	108,703	—	108,703	—
Other collateralized mortgage obligations	12,342	—	12,342	—
Other equity securities	7,737	7,737	—	—
Total assets and liabilities measured at fair value	$213,129	$7,737	$205,392	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities.

The balance of Level 3 assets measured at fair value on a recurring basis was zero for the year ended December 31, 2010.  No changes occurred in the first half of 2011.

There were no liabilities measured at fair value on a recurring basis at June 30, 2011.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2011 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Gains (Losses) in the Year
Impaired loans:
Commercial:
Commercial and industrial	$984	$—	$—	$984	$(9)
Agricultural production	—	—	—	—	—
Total commercial	984	—	—	984	(9)
Real estate:
Owner occupied	876	—	—	876	31
Real estate-construction and other land loans	5,025	—	—	5,025	467
Commercial real estate	—	—	—	—	—
Agricultural real estate	—	—	—	—	—
Other	1,867	—	—	1,867	117
Total real estate	7,768	—	—	7,768	615
Consumer:
Equity loans and lines of credit	—	—	—	—	—
Consumer and installment	—	—	—	—	—
Total consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—
Total impaired loans	8,752	—	—	8,752	606
Total assets measured at fair value on a non-recurring basis	$8,752	$—	$—	$8,752	$606

The fair value of impaired loans and other real estate owned is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the six months ended June 30, 2011 or the year ended December 31, 2010.

Impaired loans with a carrying value of $9,933,000 were written down to their fair value of $8,752,000, resulting in a related valuation allowance of $1,181,000 at June 30, 2011.  The valuation allowance represents specific allocations of the allowance for credit losses for impaired loans.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2011.

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2010.

Note 6.  LOANS

Outstanding loans are summarized as follows:

Loan Type	June 30, 2011	% of Total loans	December 31, 2010	% of Total loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$80,987	18.5%	$87,628	20.3%
Agricultural production	25,812	5.9%	17,545	4.1%
Total commercial	106,799	24.4%	105,173	24.4%
Real estate:
Owner occupied	109,848	25.2%	111,890	25.9%
Real estate-construction and other land loans	35,251	8.1%	32,848	7.6%
Commercial real estate	60,204	13.8%	63,557	14.7%
Agricultural real estate	52,503	12.0%	44,205	10.2%
Other	32,514	7.4%	31,409	7.3%
Total real estate	290,320	66.5%	283,909	65.7%
Consumer:
Equity loans and lines of credit	31,792	7.3%	34,521	8.0%
Consumer and installment	8,090	1.8%	8,493	1.9%
Total consumer	39,882	9.1%	43,014	9.9%
Deferred loan fees, net	(661)		(499)
Total gross loans	436,340	100.0%	431,597	100.0%
Allowance for credit losses	(11,035)		(11,014)
Total loans	$425,305		$420,583

At June 30, 2011 and December 31, 2010, loans originated under Small Business Administration (SBA) programs totaling $7,932,000 and $7,235,000, respectively, were included in the real estate and commercial categories.

Note 7.   ALLOWANCE FOR CREDIT LOSSES

The following table shows the allocation of the allowance for loan losses as of and for the three months ended June 30, 2011 by class of loan and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, March 31, 2011	$2,960	$6,536	$998	$525	$11,019
Charge-offs	(70)	(221)	(129)	—	(420)
Recoveries	160	3	22	—	185
Provision	(40)	(513)	24	780	251
Ending balance, June 30, 2011	$3,010	$5,805	$915	$1,305	$11,035

The following table shows the allocation of the allowance for loan losses as of and for the six-month period ended June 30, 2011 by class of loan and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, December 31, 2010	$2,599	$6,998	$1,179	$238	$11,014
Charge-offs	(226)	(247)	(268)	—	(741)
Recoveries	333	31	48	—	412
Provision	304	(977)	(44)	1,067	350
Ending balance, June 30, 2011	$3,010	$5,805	$915	$1,305	$11,035
Ending balance: individually evaluated for impairment	$2	$1,179	$—	$—	$1,181
Ending balance: collectively evaluated for impairment	$3,008	$4,626	$915	$1,305	$9,854
Loans:
Ending balance	$106,799	$290,320	$39,882	$—	$437,001
Ending balance: individually evaluated for impairment	$1,858	$13,416	$519	$—	$15,793
Ending balance: collectively evaluated for impairment	$104,941	$276,904	$39,363	$—	$421,208

The following table shows the allocation of the allowance for loan losses at December 31, 2010 by class of loan and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total

Allowance for credit losses:
Ending balance	$2,599	$6,998	$1,179	$238	$11,014
Ending balance: individually evaluated for impairment	$226	$1,898	$—	$—	$2,124
Ending balance: collectively evaluated for impairment	$2,373	$5,100	$1,179	$238	$8,890
Loans:
Ending balance	$105,173	$283,909	$43,014	$—	$432,096
Ending balance: individually evaluated for impairment	$2,356	$15,717	$488	$—	$18,561
Ending balance: collectively evaluated for impairment	$102,817	$268,192	$42,526	$—	$413,535

Changes in the allowance for credit losses were as follows (in thousands):

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010

Balance, beginning of period	$10,595	$10,200
Provision charged to operations	1,000	1,600
Losses charged to allowance	(194)	(670)
Recoveries	67	338
Balance, end of period	$11,468	$11,468

The following table shows the loan portfolio allocated by management’s internal risk ratings at June 30, 2011 (in thousands):

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial and Industrial	Agricultural Production	Owner Occupied	Real Estate Construction and Other Land Loans	Commercial Real Estate	Agricultural Real Estate	Other Real Estate
Grade:
Pass	$68,619	$25,808	$102,009	$14,011	$44,149	$50,191	$28,843
Special Mention	5,526	4	3,880	7,099	6,364	2,312	1,501
Substandard	6,842	—	3,959	14,141	9,691	—	2,170
Doubtful	—	—	—	—	—	—	—
Total	$80,987	$25,812	$109,848	$35,251	$60,204	$52,503	$32,514

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Equity Loans and Lines of Credit	Consumer and Installment
Grade:
Pass	$30,169	$6,897
Special mention	—	—
Substandard	1,623	138
Doubtful	—	—
Total	$31, 792	$7,035

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Credit Cards
Grade:
Performing	$1,055
Non-Performing	—
Total	$1,055

The following table shows the loan portfolio allocated by management’s internal risk ratings at December 31, 2010 (in thousands):

Commercial Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Commercial and Industrial	Agricultural Land & Production	Owner Occupied	Real Estate Construction and Other Land Loans	Commercial Real Estate	Agricultural Real Estate	Other Real Estate
Grade:
Pass	$75,478	$16,437	$100,280	$11,096	$49,224	$39,599	$27,571
Special Mention	4,415	4	6,336	6,330	3,118	1,903	1,308
Substandard	7,735	1,104	5,274	15,422	11,215	2,703	2,530
Doubtful	—	—	—	—	—	—	—
Total	$87,628	$17,545	$111,890	$32,848	$63,557	$44,205	$31,409

Consumer Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	Equity Loans and Lines of Credit	Consumer and Installment
Grade:
Pass	$33,228	$7,269
Special mention	—	—
Substandard	1,293	135
Doubtful	—	—
Total	$34,521	$7,404

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Credit Cards
Grade:
Performing	$1,089
Non-Performing	—
Total	$1,089

The following table shows an aging analysis of the loan portfolio by the time past due at June 30, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (nonaccrual)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing
Commercial
Commercial and industrial	$9	$240	$112	$361	$80,626	$80,987	$—
Agricultural land and production	—	—	—	—	25,812	25,812	—
Real estate
Owner occupied	298	—	165	463	109,385	109,848	—
Real estate construction and other land loans	287	—	—	287	34,964	35,251	—
Commercial real estate	1,211	—	—	1,211	58,993	60,204	—
Agricultural real estate	—	—	—	—	52,503	52,503
Other	—	—	—	—	32,514	32,514	—
Consumer
Equity loans and lines of credit	250	—	249	499	31,293	31,792	—
Consumer and installment	71	—	—	71	8,019	8,090	—
Total	$2,126	$240	$526	$2,892	$434,109	$437,001	$—

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2010 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (nonaccrual)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing
Commercial
Commercial and industrial	$164	$—	$180	$344	$87,284	$87,628	$—
Agricultural land and production	—	—	—	—	17,545	17,545	—
Real estate
Owner occupied	863	—	—	863	111,027	111,890	—
Real estate construction and other land loans	—	—	5,634	5,634	27,214	32,848	—
Commercial real estate	2,316	—	726	3,042	60,515	63,557	—
Agricultural real estate	—	—	—	—	44,205	44,205
Other	—	—	—	—	31,409	31,409	—
Consumer
Equity loans and lines of credit	—	—	—	—	34,521	34,521	—
Consumer and installment	78	—	—	78	8,415	8,493	—
Total	$3,421	$—	$6,540	$9,961	$422,135	$432,096	$—

The following table shows information related to impaired loans at and for the six months ended June 30, 2011 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Commercial and industrial	$1,706	$954	$—	$1,466	$—
Agricultural land and production	—	—	—	—	—
Total commercial	1,706	954	—	1,466	—
Real estate
Owner occupied	1,053	1,117	—	908	—
Real estate construction and other land loans	1,763	2,056	—	1,808	—
Commercial real estate	1,654	1,723	—	1,732	—
Agricultural real estate	—	—	—	—	—
Other	—	—	—	—	—
Total real estate	4,470	4,896	—	4,448	—
Consumer
Equity loans and lines of credit	519	534	—	521	—
Consumer and installment	—	—	—	—	—
Total consumer	519	534	—	521	—
Total with no related allowance recorded	$6,695	$6,384	$—	$6,435	$—

With an allowance recorded:
Commercial
Commercial and industrial	$152	$169	$2	$165	$—
Agricultural land and production	—	—	—	—	—
Total commercial	152	169	2	165	—
Real estate
Owner occupied	1,049	1,086	173	1,056	—
Real estate construction and other land loans	5,728	6,289	703	5,780	—
Commercial real estate	—	—	—	—	—
Agricultural real estate	—	—	—	—	—
Other	2,169	2,300	303	2,215	—
Total real estate	8,946	9,675	1,179	9,051	—
Consumer
Equity loans and lines of credit	—	—	—	—	—
Consumer and installment	—	—	—	41	—
Total consumer	—	—	—	41	—
Total with an allowance recorded	$9,098	$9,844	$1,181	$9,257	$—
Total	$15,793	$16,228	$1,181	$15,692	$—

The following table shows information related to impaired loans at and for the year ended December 31, 2010 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial
Commercial and industrial	$1,150	$1,174	$—	$865	$—
Agricultural land and production	—	—	—	—	—
Total commercial	1,150	1,174	—	865	—
Real estate
Owner occupied	1,775	2,147	—	1,125	—
Real estate construction and other land loans	1,885	2,056	—	2,653
Commercial real estate	1,828	1,834	—	1,520	—
Other	—	—	—	—	—
Total real estate	5,488	6,037	—	5,298	—
Consumer
Equity loans and lines of credit	488	506	—	284
Consumer and installment	—	—	—	—	—
Total consumer	488	506	—	284	—
Total with no related allowance recorded	$7,126	$7,717	$—	$6,447	$—
With an allowance recorded:
Commercial
Commercial and industrial	$1,206	$1,299	$227	$1,664	$—
Agricultural land and production	—	—	—	—	—
Total commercial	1,206	1,299	227	1,664	—
Real estate					—
Owner occupied	1,276	1,284	260	1,672
Real estate construction and other land loans	5,942	6,290	1,170	5,995	—
Commercial real estate	726	824	47	243	—
Other	2,285	2,300	420	1,165	—
Total real estate	10,229	10,698	1,897	9,075	—
Consumer
Equity loans and lines of credit	—	—	—	214	—
Consumer and installment	—	—	—	251	—
Total consumer	—	—	—	465	—
Total with an allowance recorded	$11,435	$11,997	$2,124	$11,204	$—
Total	$18,561	$19,714	$2,124	$17,651	$—

Nonaccrual loans totaled $14,959,000 and $18,561,000 at June 30, 2011 and December 31, 2010, respectively.  Foregone interest on nonaccrual loans totaled $547,000 and $368,000 for the six month periods ended June 30, 2011 and 2010, respectively.  For the three month period ended June 30, 2011 and 2010, foregone interest on nonaccrual loans totaled $263,000 and $183,000, respectively. There were no accruing loans past due 90 days or more at June 30, 2011 and December 31, 2010.

Included in the impaired and nonaccrual loans above at June 30, 2011 are 10 loans considered troubled debt restructurings totaling $8,628,000.  Included in the impaired and nonaccrual loans above are seven loans in the amount of $6,180,000 that were considered to be troubled debt restructurings at December 31, 2010.  There are no outstanding commitments to lend additional funds to any of these borrowers.

Note 8.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2011 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. We engaged an independent valuation specialist to perform our annual impairment test in the third quarter of 2010 and no impairment was required.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first six months of 2011, so goodwill was not required to be retested.

The intangible assets at June 30, 2011 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at June 30, 2011 was $990,000  net of $1,910,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the second quarter of 2011.  Management engaged an independent valuation specialist to perform our annual impairment test on core deposit intangibles as of September 30, 2010 and determined no impairment was necessary.  Amortization expense recognized was $103,000 for the three month periods ended June 30, 2011 and 2010 and $207,000 for the six month periods ended June 30, 2011 and 2010.

Note 9. Comprehensive Income

Total comprehensive income is comprised of unrealized gains, net of taxes, on available-for-sale investment securities, which is the Company’s only source of other comprehensive income. Total comprehensive income was $5,726,000 and $3,741,000 for the six months ended June 30, 2011 and 2010, respectively.  Total comprehensive income was $4,047,000 and $1,218,000 for the three months ended June 30, 2011 and 2010, respectively.

At June 30, 2011 and December 31, 2010, accumulated other comprehensive income totaled $3,332,000 and $967,000, respectively, and is reflected, net of taxes, as a component of shareholders’ equity.

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

Commitments to extend credit amounting to $122,971,000 and $123,676,000 were outstanding at June 30, 2011 and December 31, 2010, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $123,079,000 and $123,311,000 at June 30, 2011 and December 31, 2010, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $4,198,000 and $2,380,000 as of June 30, 2011 and December 31, 2010, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $936,000 and $365,000 were outstanding at June 30, 2011 and December 31, 2010 respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2011 and December 31, 2010.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 11.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of June 30, 2011, no deferred tax valuation allowance was deemed necessary.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the six months ended June 30, 2011, the Company increased its reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California.

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
$4,000

FHLB advances are secured by investment securities with amortized costs totaling $18,713,000 and $31,918,000, and market values totaling $19,493,000 and $33,214,000 at June 30, 2011 and December 31, 2010, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of June 30, 2011 and December 31, 2010, the Company had no Federal funds purchased.

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

OVERVIEW

Second Quarter of 2011

In the second quarter of 2011, our consolidated net income was $1,773,000 compared to net income of $504,000 for the same period in 2010.  Diluted EPS was $.18 for the second quarter of June 30, 2011 compared to $0.04 for the same period in 2010.  While net interest income for the period decreased compared to net interest income for the corresponding period in 2010, net income increased primarily as a result of lower provision for credit losses and an increase in non-interest income. The provision for credit losses was $250,000 for the second quarter of 2011 compared to $1,000,000 for the second quarter of 2010, a decrease of $750,000. Net interest income decreased $136,000 or 1.72%.  The yield on average total interest-earning assets decreased 59 basis points comparing the three month period ended June 30, 2011 to the same period in 2010 while interest rates on deposits decreased 25 basis points resulting in a 35 basis point decrease in net interest margin.   Net interest margin (fully tax equivalent basis)  was 4.71% for the three months ended June 30, 2011 compared to 5.06% for the same period in 2010.  Non-interest income increased $850,000 or 113.79% primarily due to a decrease in other-than-temporary impairment charges of $700,000. The second quarter of 2011 non-interest income also included a $142,000 gain related to the final distribution of the Service 1st escrow account and an $85,000 gain related to the collection of life insurance proceeds. Non-interest expense decreased $75,000 or 1.05% for the same periods mainly due to decreases in regulatory assessments and other real estate owned expenses, partially offset by increases in salary and employee benefits.

Annualized return on average equity for the second quarter of 2011 was 6.92% compared to 2.11% for the same period in 2010.  Total average equity was $102,361,000 for the second quarter 2011 compared to $95,512,000 for the second quarter 2010.  The growth in capital was driven by net income during the period, an increase in other comprehensive income, and the issuance of common stock from the exercise of stock options.

First Six Months of 2011

For the six months ended June 30, 2011, our consolidated net income was $3,361,000 compared to net income of $1,796,000 for the same period in 2010.  Diluted EPS was $0.33 for the first six months of 2011 compared to $0.17 for the first six months of 2010.  While net interest income before the provision for credit losses for the period decreased compared to the corresponding period in 2010, net income increased primarily as a result of lower provision for credit losses and an increase in non-interest income.    During the six month period ended June 30, 2011 our net interest margin (fully tax equivalent basis) decreased 33 basis points to 4.69%.  Net interest income before the provision for credit losses decreased $524,000 or 3.29%.  Non-interest income increased $1,264,000 or 60.74%, provision for credit losses decreased $1,250,000 and non-interest expense decreased $126,000 in the first six months of 2011 compared to 2010.

Annualized return on average equity for the six months ended June 30, 2011 was 6.67% compared to 3.80% for the same period in 2010.  Annualized return on average assets for the six months ended June 30, 2011 was 0.87% compared to 0.48% for the same period in 2010.  Total average equity was $100,739,000 for the six months ended June 30, 2011 compared to $94,422,000 for the same period in 2010.  The growth in capital was driven by net income during the period, an increase in other comprehensive income, and the issuance of common stock from the exercise of stock options.

Our average total assets increased $25,587,000 or 3.41% in the first half of 2011 compared to the first half of 2010.  Total average interest-earning assets increased $27,121,000 or 4.08% comparing the first half of 2011 to the first half of 2010.  Average total loans decreased $25,193,000 or 5.54% while average total investments increased $51,240,000 or 22.84% in the six month period ended June 30, 2011 compared to the same period in 2010.  Average interest-bearing liabilities decreased $7,074,000 or 1.41% over the same period.

Our net interest margin (fully tax equivalent basis) for the first six months ended June 30, 2011 was 4.69% compared to 5.02% for the same period in 2010.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 57 basis points to 5.15% for the six month period ended June 30, 2011 compared to 5.72% for the same period in 2010.  For the six months ended June 30, 2011, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 126 basis points, while the effective yield on loans increased 4 basis points.  The cost of total interest-bearing liabilities decreased 28 basis points to 0.65% compared to 0.93% for the same period in 2010. The cost of total deposits, including noninterest bearing accounts decreased 21 basis points to 0.44% for the six months ended June 30, 2011 compared to 0.65% for the same period in 2010.

Net interest income before the provision for credit losses for the first half of 2011 was $15,392,000 compared to $15,916,000 for the same period in 2010, a decrease of $524,000 or 3.29%.  Net interest income before the provision for credit losses decreased as a result of the decrease in net interest margin as discussed above and a decrease in total average loans.  The Bank had non-accrual loans totaling $14,959,000 at June 30, 2011, compared to $18,561,000 at December 31, 2010 and $14,994,000 at June 30, 2010.  The Company had no other real estate owned at June 30, 2011, compared to $1,325,000 at December 31, 2010, and $3,502,000 at June 30, 2010.

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

At June 30, 2011, we had total net loans of $425,305,000, total assets of $792,929,000, total deposits of $668,897,000, and shareholders’ equity of $103,842,000.

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

•                                          Asset quality;

•                                          Asset growth;

•                                          Capital adequacy;

•                                          Operating efficiency; and

•                                          Liquidity

Return to Our Stockholders

Our return to our stockholders is measured in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 6.67% for the six months ended June 30, 2011 compared to 3.41% for the year ended December 31, 2010 and 3.80% for the six months ended June 30, 2010.  Our net income for the six months ended June 30, 2011 increased $1,565,000 or 87.14% to $3,361,000 compared to $1,796,000 for the six months ended June 30, 2010.  Net income increased due to decreases in the provision for credit losses and an increase in non-interest income and a decrease in non-interest expenses partially offset by a decrease in net interest income before provision for credit losses.  Net interest margin (NIM) decreased 33 basis points comparing the six month periods ended June 30, 2011 and 2010.  Diluted EPS was $0.33 for the six months ended June, 2011 and $0.17 for the same period in 2010.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2011 was 0.87% compared to 0.43% for the year ended December 31, 2010 and 0.48% for the six months ended June 30, 2010.  The increase in ROA compared to December 2010 is due to the increase in net income relative to total average assets.  Average assets for the six months ended June 30, 2011 were $775,625,000 compared to $758,852,000 for the year ended December 31, 2010.  ROA for our peer group was 0.52% for the quarter ended March 31, 2011.  Peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $1 billion that are not subchapter S corporations.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.69% for the six months ended June 30, 2011, compared to 5.02% for the same period in 2010.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  In comparing the two periods, the effective yield on total earning assets decreased 57 basis points, while the cost of total interest bearing liabilities decreased 28 basis points and the cost of total deposits decreased 21 basis points.  The Company’s total cost of deposits for the six months ended June 30, 2011 was 0.44% compared to 0.65% for the same period in 2010.  At June 30, 2011, 26.17% of the Company’s average deposits were non-interest bearing compared to 22.40% for the Company’s peer group as of March 31, 2011.  Net interest income before the provision for credit losses for the six month period ended June 30, 2011 was $15,392,000 compared to $15,916,000 for the same period in 2010.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities offset by other-than-temporary impairment losses.  Non-interest income for the six months ended June 30, 2011 increased $1,264,000 or 60.74% to $3,345,000 compared to $2,081,000 for the six months ended June 30, 2010.  The increase is mainly due to a gain on the sale of other real estate owned, a decrease in OTTI charges, a gain related to the final distribution of the Service 1st escrow account, and the collection of life insurance proceeds.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of non-performing assets as a percentage of total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $14,959,000 or 3.43% of total loans as of June 30, 2011 and $18,561,000 or 4.30% of total loans at December 31, 2010.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had no other real estate owned at June 30, 2011, compared to $1,325,000 at December 31, 2010.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $15,335,000 during the six months ended June 30, 2011 to $792,929,000 compared to $777,594,000 as of December 31, 2010.  Total gross loans increased $4,743,000 to $436,340,000 as of June 30, 2011 compared to $431,597,000 as of December 31, 2010.  Total deposits increased 2.83% to $668,897,000 as of June 30, 2011 compared to $650,495,000 as of December 31, 2010.  Our loan to deposit ratio at June 30, 2011 was 65.23% compared to 66.35% at December 31, 2010.  The loan to deposit ratio of our peers was 78.14% at March 31, 2011.  Further discussion of loans and deposits is below.

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

At June 30, 2011, we had a Total Risk-Based Capital to Risk-Weighted Assets Ratio of 16.54%, a Tier 1 Risk-Based Capital Ratio of 15.26% and a Tier 1 Leverage Ratio of 10.22%.  At December 31, 2010, we had a Total Risk-Based Capital to Risk-Weighted Assets Ratio of 15.42%, a Tier 1 Risk-Based Capital Ratio of 14.16% and a Tier 1 Leverage Ratio of 9.48%.  At June 30, 2011, on a stand-alone basis, the Bank had a Total Risk-Based Capital Ratio of 16.26%, a Tier 1 Risk-Based Capital Ratio of 14.99% and a Tier 1 Leverage Ratio of 10.04%.  At December 31, 2010, the Bank had a Total Risk-Based Capital Ratio of 15.19%, a Tier 1 Risk-Based Capital Ratio of 13.92% and a Tier 1 Leverage Ratio of 9.32%.   The improvement in 2011 is due to an increase in risk adjusted capital coupled with a decrease in disallowed deferred taxes.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 76.9% for the first six months of 2011 compared to 73.5% for the first six months of 2010.  The deterioration in the efficiency ratio is primarily due to a decrease in net interest income and a increase in operating expenses.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gains, increased 1.18% to $18,209,000 for the first six months of 2011 compared to $17,997,000 for the same period in 2010, while operating expenses, net of OREO related expenses, decreased 2.34% to $14,011,000 from $14,346,000 for the same period in 2010.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $39,000,000 and secured borrowing lines of approximately $114,915,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010:

Net income increased to $3,361,000 for the six months ended June 30, 2011 compared to $1,796,000 for the six months ended June 30, 2010.  Basic earnings per share were $0.33 and $0.18 for the six months ended June 30, 2011 and 2010, respectively.  Diluted earnings per share were $0.33 and $0.17 for the six months ended June 30, 2011 and 2010, respectively.  Annualized ROE was 6.67% for the six months ended June 30, 2011 compared to 3.80% for the six months ended June 30, 2010.  Annualized ROA for the six months ended June 30, 2011 was 0.87% compared to 0.48% for the six months ended June 30, 2010.

The increase in net income for the six months ended June 30, 2011 compared to the same period in 2010 can be attributed to decreases in the provision for credit losses and increases in non-interest income partially offset by decreases in net interest income.  Net interest income decreased due to a decrease in the yield on our investment securities, offset by an increase in average earning assets and interest bearing liabilities.  The increase in non-interest income is due to a gain on sale of other real estate owned, a gain related to the final distribution of the Service 1st escrow account, a gain related to the collection of life insurance proceeds, and a decrease in other than temporary impairment charges.  Non-interest expenses decreased due to a decrease in OREO related expenses, legal fees, and regulatory assessments, partially offset by increases in salary and employee benefits expense.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30, 2011			FOR THE SIX MONTHS ENDED JUNE 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$73,460	$96	0.26%	$30,694	$39	0.25%
Securities
Taxable securities	131,655	2,228	3.38%	128,102	2,978	4.65%
Non-taxable securities (1)	69,848	2,468	7.07%	64,689	2,297	7.10%
Total investment securities	201,503	4,696	4.66%	192,791	5,275	5.47%
Federal funds sold	660	1	0.30%	898	1	0.22%
Total securities	275,623	4,793	3.48%	224,383	5,315	4.74%
Loans (2) (3)	413,749	13,022	6.35%	437,768	13,705	6.31%
Federal Home Loan Bank stock	3,018	5	0.33%	3,118	4	0.26%
Total interest-earning assets	692,390	$17,820	5.15%	665,269	$19,024	5.72%
Allowance for credit losses	(10,979)			(10,601)
Nonaccrual loans	15,988			17,162
Other real estate owned	337			2,808
Cash and due from banks	17,078			15,657
Bank premises and equipment	5,669			6,268
Other non-earning assets	55,142			53,475
Total average assets	$775,625			$750,038
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$146,336	$202	0.28%	$141,383	$274	0.39%
Money market accounts	165,233	383	0.47%	152,579	558	0.74%
Time certificates of deposit, under $100,000	66,425	296	0.90%	63,927	406	1.28%
Time certificates of deposit, $100,000 and over	105,801	548	1.04%	124,251	798	1.30%
Total interest-bearing deposits	483,795	1,429	0.60%	482,140	2,036	0.85%
Other borrowed funds	11,393	155	2.74%	20,122	287	2.88%
Total interest-bearing liabilities	495,188	$1,584	0.65%	502,262	$2,323	0.93%
Non-interest bearing demand deposits	171,476			146,642
Other liabilities	8,222			6,712
Shareholders’ equity	100,739			94,422
Total average liabilities and shareholders’ equity	$775,625			$750,038

Interest income and rate earned on average earning assets		$17,820	5.15%		$19,024	5.72%
Interest expense and interest cost related to average interest-bearing liabilities		1,584	0.65%		2,323	0.93%
Net interest income and net interest margin (4)		$16,236	4.69%		$16,701	5.02%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $838 and $731 in 2011 and 2010 respectively.
(2)	Loan interest income includes loan fees of $199 in 2011 and $226 in 2010
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $643,000 or 4.71% for the six months ended June 30, 2011 compared to the same period in 2010.  Average total loans, including non-accrual loans, for the six months ended June 30, 2011 decreased $25,193,000 or 5.54% to $429,737,000 compared to $454,930,000 the same period in 2010.  The yield on average total loans increased four basis points to 6.35% for the six months ended 2011 compared to 6.31% for the same period in 2010.  We have been successful in implementing interest rate floors on many of our new adjustable rate loans to partially offset the effects of the decrease in the prime interest rate experienced in the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $620,000 in the first six months of 2011 to $3,954,000 compared to $4,574,000, for the same period in 2010.  The decrease is attributed to lower yields on the investment securities portfolio.  The yield on average investments decreased 126 basis points to 3.48% for the six month period ended June 30, 2011 compared to 4.74% for the same period in 2010.  We experienced a decrease in yield in our investment securities in 2011 due to purchases of lower yielding debt securities.   Average total investments for the first six months of 2011 increased $51,240,000 or 22.84% to $275,623,000 compared to $224,338,000 for the same period in 2010.  Income from investments represents 25.69% of net interest income for the first six months of 2011 compared to 28.74% for the same period in 2010.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2011, we held $121,045,000 or 56.79% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 3.24%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net of tax effect value in fair value of the available-for-sale investment portfolio was a gain of $3,332,000 at June 30, 2011 and is reflected in the Company’s equity.  At June 30, 2011, the average life of the investment portfolio was 6.38 years and the fair value reflected a pre-tax gain of $5,663,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI) and recorded a $31,000 OTTI loss for the six months ended June 30, 2011.  Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2011, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $18,247,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $22,305,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the six months ended June 30, 2011 decreased $1,263,000 or 6.92% to $16,976,000 compared to $18,239,000 for the six months ended June 30, 2010.  The decrease was due to the 57 basis point decrease in average interest earning assets.  The yield on interest earning assets decreased to 5.15% on a fully tax equivalent basis for the six months ended June 30, 2011 from 5.72% for the six months ended June 30, 2010.  Average interest earning assets increased to $692,390,000 for the six months ended June 30, 2011 compared to $665,269,000 for the six months ended June 30, 2010.  The $27,121,000 increase in average earning assets can be attributed to the $51,240,000 increase in total investments offset by a $24,019,000 decrease in loans.

Interest expense on deposits for the six months ended June 30, 2011 decreased $607,000 or 29.81 to $1,429,000 compared to $2,036,000 for the six months ended June 30, 2010.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 25 basis points to 0.60% for the six months ended June 30, 2011 from 0.85% in 2010 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 0.34% or $1,655,000 to $483,795,000 for the six months ended June 30, 2011 compared to $482,140,000 for the same period ended June 30, 2010.

Average other borrowed funds decreased $8,729,000 or 43.38% to $11,393,000 with an effective rate of 2.74% for the six months ended June 30, 2011 compared to $20,122,000 with an effective rate of 2.88% for the six months ended June 30, 2010.  As a result, total interest expense on other borrowed funds decreased $132,000 to $155,000 for the six months ended June 30, 2011 from $287,000 for the six months ended June 30, 2010.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The effective rate of the FHLB advances was 3.59% for the six month period ended June 30, 2011.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.   The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rate at June 30, 2011 was 1.88%.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 28 basis points to 0.65% for the six month period ended June 30, 2011 compared to 0.93% for 2010 while the cost of total deposits decreased to 0.44% for the six month period ended June 30, 2011 compared to 0.65% for same period in 2010.  Average demand deposits increased 16.94% to $171,476,000 in 2011 compared to $146,642,000 for 2010.  The ratio of demand deposits to total deposits increased to 26.17% in the six month period of 2011 compared to 23.32% for the same period in 2010.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2011 decreased by $524,000 or 3.29% to $15,392,000 compared to $15,916,000 for the same period in 2010.  The decrease was due to the 33 basis point decrease in our net interest margin and the decrease in average loans.  Average interest earning assets were $692,390,000 for the six months ended June 30, 2011 with a net interest margin (fully tax equivalent basis) of 4.69% compared to $665,269,000 with a net interest margin (fully tax equivalent basis) of 5.02% for the six months ended June 30, 2010.  The $27,121,000 increase in average earning assets can be attributed to the $51,240,000 increase in total investments offset by a $24,019,000 decrease in average loans.  Average interest bearing liabilities decreased 1.41% to $495,188,000 for the six months ended June 30, 2011 compared to $502,262,000 for the same period in 2010.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in Thousands)	June 30, 2011	% of Total Loans	December 31, 2010	% of Total Loans

Commercial and industrial	$2,677	18.5%	$2,417	24.1%
Agricultural production	333	5.9%	182	9.0%
Real estate:
Owner occupied	1,707	25.2%	1,978	25.9%
Real estate-construction and other land loans	1,529	8.1%	1,805	7.4%
Agricultural real estate	675	13.8%	466	14.7%
Commercial real estate	898	12.0%	1,387	5.1%
Other	996	7.4%	1,362	3.8%
Total real estate	5,805	66.5%	6,998	56.9%
Equity loans and lines of credit	592	7.3%	797	8.0%
Consumer and installment	323	1.8%	382	2.0%
Unallocated reserves	1,305		238
Total allowance for credit losses	$11,035		$11,014

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time. In 2010 enhanced methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.  The unallocated reserve levels primarily relate to the continued volatility in the loan portfolio mix, agricultural real estate values, and uncertainty in collection of certain watch credits.

Additions to the allowance for credit losses in the first six months of 2011 were $350,000 compared to $1,600,000 for the same period in 2010.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the six months ended June 30, 2011, the Company had net charge offs totaling $329,000 compared $332,000 for the same period in 2010.  During the first two quarters of 2011, gross charge offs of $741,000 were partially offset by gross recoveries of $412,000.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and a decrease in net charge offs.

Nonperforming loans were $14,959,000 and $18,561,000 at June 30, 2011 and December 31, 2010, respectively and $14,994,000 at June 30, 2010.  Nonperforming loans as a percentage of total loans were 3.43% at June 30, 2011 compared to 4.30% at December 31, 2010 and 3.20% at June 30, 2010.  At June 30, 2011 there was no other real estate owned compared to $1,325,000 net of a valuation allowance of $309,000, at December 31, 2010, and $3,502,000 net of a valuation allowance of $270,000 at June 30, 2010.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 0.15% for the six months ended June 30, 2011, and 2010.  The annual net charge off ratios for 2010, 2009, and 2008 were 0.66%, 1.56% and 0.20%, respectively.

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

As of June 30, 2011, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $15,042,000 for the six months period ended June 30, 2011 and $14,316,000 for the same period in 2010.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sale of other real estate owned, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $3,345,000 for the six months ended June 30, 2011 compared to $2,081,000 for the same period in 2010.  The $1,264,000 or 60.74% increase in non-interest income was due to an increase in gains on sale of other real estate owned, a gain related to the final distribution of the Service 1st escrow account, a gain related to the collection of life insurance, and a reduction in other-than temporary impairment loss, offset by a decrease in service charges.

During the six months ended June 30, 2011, we realized net gain on sales and calls of investment securities of $26,000 compared to a gain of $51,000 for the same period in 2010.  During the first six months of 2011, we also realized a gain on sale of other real estate owned of $533,000 compared to $5,000 in 2010.  For the six month period ended June 30, 2011, we realized a $31,000 other-than-temporary impairment write down on certain investment securities.  See Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.

Customer service charges decreased $276,000 or 16.01% to $1,448,000 for the first six months of 2011 compared to 1,724,000 for the same period in 2010, mainly due to a decrease in overdraft fee income.

The Bank holds stock from the Federal Home Loan Bank in relationship with the borrowing capacity and generally earns quarterly dividends.  We currently hold $2,920,000 in FHLB stock.  We received dividends totaling $5,000 in the six months ended June 30, 2011, compared to $4,000 for the same period in 2010.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, professional services, other real estate owned expense, and data processing are the major categories of non-interest expenses.  Non-interest expenses decreased $126,000 or 0.88% to $14,220,000 for the six months ended June 30, 2011 compared to $14,346,000 for the six months ended June 30, 2010.  The decrease in 2011 was primarily due to a decrease in other real estate owned expense and legal expense, partially offset by an increase in salaries and employee benefits.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sale and calls of investments) was 76.94% for the first six months of 2011 compared to 73.48% for the six months ended June 30, 2010.  The deterioration in the ratio resulted from a decrease in net interest income.  After the elimination of OREO related gains and expenses, non-interest income and operating expenses increased.

Salaries and employee benefits increased $492,000 or 6.49% to $8,076,000 for the first six months of 2011 compared to $7,584,000 for the six months ended June 30, 2010.  The increase in salaries and employee benefits for the 2011 period can be attributed to the addition of personnel in connection with the expansion of offices in Modesto and Merced and other new positions along with normal cost increases.  Full time equivalents were 212.1 at June 30, 2011 compared to 195.3 at June 30, 2010.

Occupancy and equipment expense decreased $44,000 or 2.30% to $1,870,000 for the six months ended June 30, 2011 compared to $1,914,000 for the six months ended June 30, 2010.  Utility, depreciation and repair expenses were lower in 2011 as compared to the same period in 2010. The new Modesto and Merced offices as well as the relocation of our Oakhurst office in 2010 contributed to the higher occupancy expenses for the six months ended June 30, 2010.

Regulatory assessments decreased to $483,000 for the six month period ended June 30, 2011 compared to $606,000 for the same period in 2010. FDIC finalized a new assessment system which took effect the second quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity.

Total net other real estate owned (OREO) expenses were $2,000 for the six months ended June 30, 2011 and $441,000 for the same period in 2010.  The decrease in 2011 is the result of the write downs of several OREO properties to their estimated fair value for the six month period ended June 30, 2010.

Other categories of non-interest expenses decreased $114,000 or 5.33% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

For the Six Months Ended June 30,	Other Expense 2011	% Average Assets	Other Expense 2010	% Average Assets
(Dollars in thousands)
Consulting	$164	0.04%	$68	0.02%
ATM/debit card expenses	181	0.05%	181	0.05%
Telephone	137	0.04%	142	0.04%
Stationery/supplies	129	0.03%	118	0.03%
License & maintenance contracts	156	0.04%	104	0.03%
Postage	96	0.02%	109	0.03%
Director fees and related expenses	108	0.03%	104	0.03%
Amortization of software	113	0.03%	93	0.02%
General insurance	60	0.02%	50	0.01%
Appraisal fees	39	0.01%	96	0.03%
Donations	79	0.02%	78	0.02%
Education/training	79	0.02%	66	0.02%
Operating losses	39	0.01%	25	0.01%
Other	873	0.22%	900	0.24%
Total other non-interest expense	$2,253	0.58%	$2,134	0.57%

Provision for Income Taxes

Our effective income tax rate was 19.34% for the six months ended June 30, 2011 compared to 12.43% for the six months ended June 30, 2010. The Company reported an income tax provision of $806,000 for six months ended June 30, 2011, compared to $255,000 for the six months ended June 30, 2010.  The increase in the effective tax rate in 2011 is due to increases in taxable income and a decrease in permanent tax differences as a percentage of taxable income.

Preferred Stock Dividends and Accretion

On January 30, 2009, we entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program.  We received $7,000,000 in proceeds and the Treasury owns 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 79,067 shares, at $6.64 per share, of the Company’s common stock, no par value.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $198,000 during the six months ended June 30, 2011 and 2010, respectively.

Net Income for the Second Quarter of 2011 Compared to the Second Quarter of 2010:

Net income was $1,773,000 for the second quarter ended June 30, 2011 compared to $504,000 for the second quarter ended June 30, 2010.  Basic and diluted earnings per share were $0.18 for the quarter ended June 30, 2011 compared to $0.04 for the same period in 2010.  Annualized ROE was 6.92% for the quarter ended June 30, 2011 compared to 2.11% for the quarter ended June 30, 2010.  Annualized ROA for the three months ended June 30, 2011 was 0.91% compared to 0.27% for the quarter ended June 30, 2010.

The increase in net income for the quarter ended June 30, 2011 compared to the same period in the prior year was due to the decreases in the provision for credit losses and increases in non-interest income, partially offset by decreases in net interest income before the provision for credit losses.  Net interest income before the provision for credit losses decreased due to a decrease in the yield of average earning assets and a decrease in the average loan balances offset by a decrease in our cost of interest bearing liabilities. Non-interest income increased primarily due to a decrease in other than temporary impairment charges of $700,000.  The second quarter of 2011 non-interest income also included a $142,000 gain related to the final distribution of the Service 1st escrow account, and an $85,000 gain related to the collection of life insurance proceeds.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

(Dollars in thousands)

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$70,339	$46	0.26%	$24,390	$15	0.25%
Securities
Taxable securities	135,644	1,131	3.34%	124,586	1,349	4.33%
Non-taxable securities (1)	70,856	1,256	7.09%	64,750	1,150	7.10%
Total investment securities	206,500	2,387	4.62%	189,336	2,499	5.28%
Federal funds sold	563	—	0.25%	937	1	0.25%
Total securities	277,402	2,433	3.51%	214,663	2,515	4.69%
Loans (2) (3)	418,121	6,560	6.29%	439,988	6,927	6.31%
Federal Home Loan Bank stock	2,986	3	0.40%	3,097	2	0.26%
Total interest-earning assets	698,509	$8,996	5.15%	657,748	$9,444	5.74%
Allowance for credit losses	(10,952)			(10,596)
Non-accrual loans	15,095			15,628
Other real estate owned	56			2,790
Cash and due from banks	16,666			15,856
Bank premises and equipment	5,598			6,123
Other non-earning assets	55,494			53,720
Total average assets	$780,466			$741,269
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$149,255	$99	0.27%	$139,920	$134	0.38%
Money market accounts	171,047	199	0.47%	156,262	287	0.74%
Time certificates of deposit, under $100,000	58,460	179	1.23%	57,085	152	1.07%
Time certificates of deposit, $100,000 and over	112,312	235	0.84%	123,635	410	1.33%
Total interest-bearing deposits	491,074	712	0.58%	476,902	983	0.83%
Other borrowed funds	9,155	60	2.63%	19,155	138	2.89%
Total interest-bearing liabilities	500,229	$772	0.62%	496,057	$1,121	0.91%
Non-interest bearing demand deposits	169,967			143,322
Other liabilities	7,909			6,378
Shareholders’ equity	102,361			95,512
Total average liabilities and shareholders’ equity	$780,466			$741,269

Interest income and rate earned on average earning assets		$8,996	5.15%		$9,444	5.74%
Interest expense and interest cost related to average interest-bearing liabilities		772	0.62%		1,121	0.91%

Net interest income and net interest margin (4)		$8,224	4.71%		$8,323	5.06%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $426 and $391 in 2011 and 2010, respectively.
(2)	Loan interest income includes loan fees of $106 in 2011 and $123 in 2010.
(3)	Average loans do not include non-accrual loans.
(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $351,000 or 5.08% to $6,560,000 for the second quarter of 2011 compared to $6,911,000 for the same period in 2010.  Average total loans, including nonaccrual loans, for the second quarter of 2011 decreased $22,400,000 or 4.92% to $433,216,000 compared to $455,616,000 for the same period in 2010.   Yield on the loan portfolio was 6.29% and 6.31% for the second quarters ending June 30, 2011 and 2010, respectively.  We have been successful in implementing interest rate floors on many of our new adjustable rate loans to partially offset the effects of the decrease in the prime interest rate experienced in the last two years.   We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 25.74% of net interest income for the second quarter of 2011 compared to 26.99% for the same quarter in 2010. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $134,000 in the second quarter of 2011 to $2,006,000 compared to $2,140,000, for the same period in 2010.  The decrease is attributed to lower yields on the portfolio.  The yield on average investments decreased 118 basis points to 3.51% on a fully tax equivalent basis for the second quarter of 2011 compared to 4.69% on a fully tax equivalent basis for the second quarter of 2010. We experienced a decrease in yield in our investment securities in 2011 due to purchases of lower yielding debt securities.  In 2010 we experienced large pay downs and calls of higher yielding CMOs.  Additionally, we are holding higher levels of deposits with the Federal Reserve Bank of San Francisco which have lower yields.  Average total investments for the second quarter of 2011 increased $62,739,000 or 29.23% to $277,402,000 compared to $214,663,000 for the second quarter of 2010.

Total interest income for the second quarter of 2011 decreased $485,000 or 5.36% to $8,566,000 compared to $9,051,000 for the second quarter ended June 30, 2010.  The decrease was due to the 59 basis point decrease in the tax equivalent yield on average interest earning assets and the decrease in average loans.  The yield on interest earning assets decreased to 5.15% on a fully tax equivalent basis for the second quarter ended June 30, 2011 from 5.74% on a fully tax equivalent basis for the second quarter ended June 30, 2010.  Average interest earning assets increased to $698,509,000 for the second quarter ended June 30, 2011 compared to $657,748,000 for the second quarter ended June 30, 2010.  The $40,761,000 increase in average earning assets can be attributed to the $62,739,000 increase in total investments offset by a $21,867,000 decrease in average loans.

Interest expense on deposits for the quarter ended June 30, 2011 decreased $271,000 or 27.57% to $712,000 compared to $983,000 for the quarter ended June 30, 2010.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 21 basis points to 0.43% for the quarter ended June 30, 2011 compared to 0.64% for the same period in 2010.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 2.97% or $14,172,000 comparing the second quarter of 2011 to the same period in 2010.  Average interest-bearing deposits were $491,074,000 for the quarter ended June 30, 2011, with an effective rate paid of 0.58%, compared to $476,902,000 for the same period in 2010, with an effective rate paid of 0.83%.

Average other borrowed funds decreased $10,000,000 to $9,155,000 with an effective rate of 2.63% for the quarter ended June 30, 2011 compared to $19,155,000 with an effective rate of 2.89% for the quarter ended June 30, 2010.  As a result, interest expense on borrowed funds decreased $78,000 to $60,000 for the quarter ended June 30, 2011 from $138,000 for the quarter ended June 30, 2010.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rate at June 30, 2010 was 1.88%.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities decreased 29 basis points to 0.62% for the quarter ended June 30, 2011 compared to 0.91% for the quarter ended June 30, 2010.  The decrease is due to the lower current interest rate environment as mentioned above.  The cost of total deposits decreased to 0.43% for the quarter ended June 30, 2011 compared to 0.64% for quarter ended June 30, 2010.  Average demand deposits increased 18.59% to $169,967,000 in 2011 compared to $143,322,000 for 2010.  The ratio of demand deposits to total deposits was 25.71% in the second quarter of 2011 compared to 23.11% for 2010.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2011 decreased $136,000 or 1.72% to $7,794,000 compared to $7,930,000 for the quarter ended June 30, 2010.  The decrease was due to the 35 basis point decrease in our net interest margin offset by an increase in average interest earning assets.  Average interest earning assets were $698,509,000 for the three months ended June 30, 2011 with a net interest margin (fully tax equivalent basis) of 4.71% compared to $657,748,000 with a net interest margin (fully tax equivalent basis) of 5.06% for the three months ended June 30, 2010.  The $40,761,000 increase in average earning assets can be attributed to the $62,739,000 increase in total investments offset by a $21,867,000 decrease in loans.  Average interest bearing liabilities increased 0.84% to $500,229,000 for the three months ended June 30, 2011 compared to $496,057,000 for the same period in 2010.  For a discussion of the repricing of our assets and liabilities, see “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Credit Losses

Additions to the allowance for credit losses in the second quarter of 2011 were $250,000 compared to $1,000,000 for the second quarter of 2010.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The annualized net charge-off ratio, which reflects net charge-offs to average loans, was 0.22% for the quarter ended June 30, 2011 compared to 0.34% for the quarter ended June 30, 2010.  During the three months ended June 30, 2011, the Company had net charge offs totaling $234,000 compared to $127,000 for the same period in 2010.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and nonperforming loans.  Recoveries of previously charged off loan balances during the quarter ended June 30, 2011 were $185,000.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $1,597,000 for the quarter ended June 30, 2011 compared to $747,000 for the same period ended June 30, 2010.  The $850,000 or 113.79% increase in non-interest income comparing the quarter ended June 30, 2011 to the same period in 2010 was primarily due to no other-than-temporary impairment loss on investment securities recognized in the second quarter of 2011 compared to $700,000 in 2010.

Customer service charges decreased $114,000 or 13.21% to $749,000 for the second quarter of 2011 compared to $863,000 for the same period in 2010 due primarily to an decrease in overdraft fee income.   Net realized gains from sales and calls of investment securities in the quarter ended June 30, 2011 were $42,000 compared to $30,000 during the same period in 2010.  Other income increased $264,000 or 69.84% to $642,000 for the second quarter of 2011 compared to $378,000 for the same period in 2010.  The increase is principally due to a $142,000 gain related to the final distribution of the Service 1st escrow account, an $85,000 gain related to the collection of life insurance proceeds, and an increase in fees from electronic funds transfers and fee income from merchant credit card services.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, data processing, professional services, and other real estate owned expenses are the major categories of non-interest expenses.  Non-interest expenses decreased $75,000 or 1.05% to $7,067,000, for the quarter ended June 30, 2011 compared to $7,142,000 for the same period in 2010 along with normal cost increases.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 76.9% for the second quarter of 2011 compared to 73.5%  for the second quarter of 2010.

Salaries and employee benefits increased $161,000 or 4.20% to $3,998,000 for the second quarter of 2011 compared to $3,837,000 for the second quarter of 2010.  The increase in salaries and employee benefits for the second quarter of 2011 can be attributed to an increase in the number of employees attributed to the opening of the Merced office and the addition of new positions along with normal cost increases.

Occupancy and equipment expense decreased $52,000 to $936,000 for the second quarter of 2011 compared to $988,000 for the second quarter of 2010.  The 5.26% decrease in occupancy expense for the quarter ended June 30, 2011 is related to expenses in 2010 for the addition of the Merced office and the relocation of our Oakhurst office to a new location.  Utility and depreciation expenses were also lower in 2011 as compared to the same period in 2010.

Regulatory assessments decreased $112,000 or 36.60% to $194,000 for the second quarter of 2011 compared to $306,000 for the second quarter of 2010.  FDIC finalized a new assessment system which took effect the second quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity.

Other real estate owned expenses decreased $134,000 comparing the two periods due to write downs of several OREO properties to their estimated fair value during the second quarter of 2010.

Provision for Income Taxes

The effective income tax rate was 14.51% for the second quarter of 2011 compared to 5.79% for the same period in 2010.  Provision for income taxes totaled $301,000 and $31,000 for the quarters ended June 30, 2011, and 2010, respectively.  The increase in the effective tax rate for the three months ended June 30, 2011 compared to the prior year comparable period is due to increases in taxable income and a decrease in permanent tax differences as a percentage of taxable income.

Preferred Stock Dividends and Accretion

On January 30, 2010, the Company entered into a Letter Agreement with the United States Department of the Treasury under the Capital Purchase Program.  We received $7,000,000 in proceeds and the Treasury owns 7,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 79,089 shares, at $6.64 per share, of the Company’s common stock, no par value.  The Company accrued preferred stock dividends to the United States Department of the Treasury and accretion of the warrants in the amount of $99,000 during the three months ended June 30, 2011.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2011 compared to December 31, 2010

Total assets were $792,929,000 compared to $777,594,000 as of December 31, 2010, an increase of 1.97%, or $15,335,000.  Total gross loans were $436,340,000 as of June 30, 2011 compared to $431,597,000 as of December 31, 2010.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 2.40% or $6,740,000 to $287,707,000.  Total deposits increased 2.83% or $18,402,000 to $668,897,000 as of June 30, 2011 compared to $650,495,000 as of December 31, 2010.  Stockholders’ equity increased $6,451,000 or 6.62% to $103,842,000 as of June 30, 2011 compared to $97,391,000 as of December 31, 2010 due to net income included in retained earnings, an increase in other comprehensive income and issuance of common stock from the exercise of stock options.

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

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, collateralized mortgage obligations, corporate debt securities, and overnight investments in the Federal funds market and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2011, investment securities with a fair value of $108,001,000, or 50.67% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at June 30, 2011 was 65.23% compared to 66.35% at December 31, 2010.  The loan to deposit ratio of our peers was 78.14% at March 31, 2011.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 2.40% or $6,740,000 to $287,707,000 at June 30, 2011 from $280,967,000 at December 31, 2010.  The market value of the portfolio reflected an unrealized gain of $5,663,000 at June 30, 2011 compared to $1,643,000 at December 31, 2010.

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  As of June 30, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).  Under ASC 320-10, the portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the coupon rate which approximates the current book yield.

As of June 30, 2011, we performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).  We evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2011 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2011 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies.  Management retained the services of a third party in May 2011 to provide independent valuation and OTTI analysis of private label residential mortgage backed securities (PLRMBS).

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of June 30, 2011.  In performing the cash flow analysis for each security, the Company uses a third-party model.  The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

At June 30, 2011, the Company held 169 obligations of states and political subdivision securities of which 11 were in a loss position for less than 12 months and eight were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, the Company held 141 U.S. Government agency securities collateralized by mortgage obligation securities of which six were in a loss position for less than 12 months.  The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, the Company had a total of 31 PLRMBS with a remaining principal balance of $12,961,000 and a net unrealized loss of approximately $619,000.  Eight of these securities account for $1,076,000 of the unrealized loss at June 30, 2011 offset by 23 of these securities with gains totaling $457,000.  Eight of these PLRMBS with a remaining principal balance of $6,954,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s effective yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.  No OTTI charges related to PLRMBS were recorded during the first six months of 2011.

During the first quarter of 2011, the Company recorded an OTTI charge of $31,000 related to one mutual fund investment security.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $4,743,000 or 1.10% to $436,340,000 as of June 30, 2011 compared to $431,597,000 as of December 31, 2010.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type	June 30, 2011	% of Total loans	December 31, 2010	% of Total loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$80,987	18.5%	$87,628	20.3%
Agricultural production	25,812	5.9%	17,545	4.1%
Total commercial	106,799	24.4%	105,173	24.4%
Real estate:
Owner occupied	109,848	25.2%	111,890	25.9%
Real estate-construction and other land loans	35,251	8.1%	32,848	7.6%
Commercial real estate	60,204	13.8%	63,557	14.7%
Agricultural real estate	52,503	12.0%	44,205	10.2%
Other	32,514	7.4%	31,409	7.3%
Total real estate	290,320	66.5%	283,909	65.7%
Consumer:
Equity loans and lines of credit	31,792	7.3%	34,521	8.0%
Consumer and installment	8,090	1.8%	8,493	1.9%
Total consumer	39,882	9.1%	43,014	9.9%
Deferred loan fees, net	(661)		(499)
Total gross loans	436,340	100.0%	431,597	100.0%
Allowance for credit losses	(11,035)		(11,014)
Total loans	$425,305		$420,583

As of June 30, 2011, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real-estate-related loans, representing approximately 98.30% of total loans of which 24.48% were commercial and 73.82% were real-estate-related.  This level of concentration is consistent with 98.15% at December 31, 2010.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at June 30, 2011 or December 31, 2010.

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

At June 30, 2011, total nonperforming assets totaled $15,793,000, or 1.99% of total assets, compared to $19,984,000, or 2.57% of total assets at December 31, 2010.  Total nonperforming assets at June 30, 2011 include nonaccrual loans totaling $14,959,000, one troubled debt restructuring with a balance of $834,000 that is on an accrual basis and no OREO.  At June 30, 2011, we had 10 loans considered troubled debt restructurings (TDRs) totaling $8,627,000 of which nine TDRs totaling 7,793,000 are included in nonaccrual loans.  At December 31, 2010, nonperforming assets included nonaccrual loans totaling $18,561,000, OREO of $1,325,000, and repossessed assets of $98,000.  We had seven restructured loans totaling $6,180,000 at December 31, 2010.  Foregone interest on nonaccrual loans totaled $547,000 and $368,000 for the six months ended June 30, 2011 and 2010, respectively.  For the three month period ended June 30, 2011 and 2010, foregone interest on nonaccrual loans totaled $263,000 and $183,000, respectively.

A summary of nonaccrual, restructured, and past due loans at June 30, 2011 and December 31, 2010 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2011 or December 31, 2010.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Non-accrual, Past Due and Restructured Loans

(Dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans
Commercial and industrial	$457	$377
Owner occupied	748	1,407
Real estate construction and other land loans	5,441	5,634
Equity loans and lines of credit	520	488
Troubled debt restructured loans (non-accruing)
Commercial and industrial	871	1,978
Owner occupied	1,049	2,370
Real estate construction and other land loans	2,050	2,193
Commercial real estate	1,654	1,828
Other real estate	2,169	2,286
Total non-accrual	14,959	18,561
Troubled debt restructured loans on accrual status
Commercial and industrial	834	—
Accruing loans past due 90 days or more	—	—
Total non-performing and impaired loans	$15,793	$18,561
Nonperforming loans to total loans	3.61%	4.30%
Ratio of non-performing loans to allowance for credit losses	135.56%	168.52%
Loans considered to be impaired	$15,793	$18,561
Related allowance for credit losses on impaired loans	$1,181	$2,124

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral dependent.  As of June 30, 2011 and December 31, 2010, we had impaired loans totaling $15,793,000 and $18,561,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and, we perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first half of 2011.

(Dollars in thousands)	Balances December 31, 2010	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balances June 30, 2011
Non-accrual loans:
Commercial and industrial	$377	$390	$(59)	$(95)	$—	$(156)	$457
Real estate	1,407	297	(735)	—	(195)	(26)	748
Real estate construction and other land loans	5,634	—	(193)	—	—	—	5,441
Equity loans and lines of credit	488	248	(216)	—	—	—	520
Restructured loans (non-accruing):
Commercial and industrial	1,978	—	(257)	—	(850)	—	871
Real Estate	4,198	—	(1,495)	—	—	—	2,703
Real Estate construction and other land loans	4,479	—	(260)	—	—	—	4,219
Consumer	—	82	—	—	—	(82)	—
Total non-accrual	$18,561	$1,017	$(3,215)	$(95)	$(1,045)	$(264)	$14,959

The following table provides a summary of the change in the OREO balance for the six months ended June 30, 2011:

(Dollars in thousands)	Six Months Ended June 30, 2011
Balance, December 31, 2010	$1,325
Additions	257
Dispositions	(2,115)
Write-downs	—
Net gain (loss) on disposition	533
Balance, June 30, 2011	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is carried at the lesser of cost or fair market value, less selling costs.  We had no OREO holdings at June 30, 2011,compared to two properties totaling $1,325,000 at December 31, 2010.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

(Dollars in thousands)	For the Six Months Ended June 30, 2011	For the Year Ended December 31, 2010	For the Six Months Ended June 30, 2010

Balance, beginning of period	$11,014	$10,200	$10,200
Provision charged to operations	350	3,800	1,600
Losses charged to allowance	(741)	(4,122)	(670)
Recoveries	412	1,136	338
Balance, end of period	$11,035	$11,014	$11,468
Ratio of non-performing loans to allowance for credit losses at end of period	135.56%	168.52%	130.75%
Allowance for credit losses to total loans at end of period	2.53%	2.55%	2.45%

As of June 30, 2011 the balance in the allowance for credit losses was $11,035,000 compared to $11,014,000 as of December 31, 2010.  The increase was due to net charge offs during the six months ended June 30, 2011 being less than the amount of the provision for credit losses.  Net charge offs totaled $329,000 while the provision for credit losses was $350,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $122,971,000 as of June 30, 2011 compared to $123,676,000 as of December 31, 2010.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2011, the allowance for credit losses was 2.53% of total gross loans compared to 2.55% as of December 31, 2010.  During the six months ended June 30, 2011 there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  During the period ended June 30, 2011 the Company enhanced the process for estimating the allowance for credit losses.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. In 2010 enhanced methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category resulting in a decrease in unallocated reserves. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing and impaired loans totaled $15,793,000 as of June 30, 2011, and $18,561,000 as of December 31, 2010.  The allowance for credit losses as a percentage of nonperforming and impaired loans was 69.87% and 59.34% as of June 30, 2011 and December 31, 2010, respectively.  Management believes the allowance at June 30, 2011 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2011 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

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

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the second quarter of 2011, so goodwill was not required to be retested.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000 at December 31, 2009.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at June 30, 2011 was $990,000, net of $1,910,000 in accumulated amortization expense.  The carrying value at December 31, 2010 was $1,198,000, net of $1,702,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the second quarter of 2011.  We engaged an independent valuation specialist to perform our annual impairment test on core deposit intangibles as of September 30, 2010 and determined no impairment was necessary.  Amortization expense recognized was $207,000 for the six month periods ended June 30, 2011 and 2010.

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

Total deposits increased $18,402,000 or 2.83% to $668,897,000 as of June 30, 2011 compared to $650,495,000 as of December 31, 2010.  Interest-bearing deposits increased $20,487,000 or 4.30% to $497,115,000 as of June 30, 2011 compared to $476,628,000 as of December 31, 2010.  Non-interest bearing deposits decreased $2,085,000 or 1.20% to $171,782,000 as of June 30, 2011 compared to $173,867,000 as of December 31, 2010.  Average non-interest bearing deposits to average total deposits was 26.17% for the six months ended June 30, 2011 compared to 23.32% for the same period in 2010.

The composition of the deposits and average interest rates paid at June 30, 2011 and December 31, 2010 is summarized in the table below.

(Dollars in thousands)	June 30, 2011	% of Total Deposits	Effective Rate	December 31, 2010	% of Total Deposits	Effective Rate

NOW accounts	$115,640	17.3%	0.30%	$114,473	17.6%	0.38%
MMA accounts	190,603	28.5%	0.47%	157,345	24.2%	0.66%
Time deposits	160,440	24.0%	0.99%	177,132	27.2%	1.19%
Savings deposits	30,432	4.5%	0.19%	27,678	4.3%	0.20%
Total interest-bearing	497,115	74.3%	0.65%	476,628	73.3%	0.77%
Non-interest bearing	171,782	25.7%		173,867	26.7%
Total deposits	$668,897	100.0%		$650,495	100.0%

Other Borrowings

There were no short term borrowings as of June 30, 2011 compared to $10,000,000 as of December 31, 2010.

Long-term borrowings of $4,000,000 at June 30, 2011 represent FHLB advances with weighted average interest of 3.59% and weighted average maturity of 1.6 years.  Long-term borrowings at December 31, 2010 were $4,000,000.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2011, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  As of June 30, 2011, the rate was 1.88%.  Interest expense recognized by the Company for the six months ended June 30, 2011 was $49,000.

Capital

Our stockholders’ equity was $103,842,000 as of June 30, 2011 compared to $97,391,000 as of December 31, 2010.   The increase in stockholders’ equity is the result of retained earnings increase of $3,163,000 for the six months ended June 30, 2011, an increase in other comprehensive income net of tax of $2,365,000, and proceeds from the exercise of employee stock options, including the related tax benefit of $797,000.

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

The following table presents the Company’s and the Bank’s Regulation capital ratios as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$76,804	10.22%	$70,669	9.48%
Minimum regulatory requirement	$30,070	4.00%	$29,832	4.00%
Central Valley Community Bank	$75,421	10.04%	$69,457	9.32%
Minimum requirement for “Well-Capitalized” institution	$37,575	5.00%	$37,264	5.00%
Minimum regulatory requirement	$30,060	4.00%	$29,811	4.00%

Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$76,804	15.26%	$70,669	14.16%
Minimum regulatory requirement	$20,135	4.00%	$19,965	4.00%
Central Valley Community Bank	$75,421	14.99%	$69,457	13.92%
Minimum requirement for “Well-Capitalized” institution	$30,195	6.00%	$29,929	6.00%
Minimum regulatory requirement	$20,130	4.00%	$19,953	4.00%

Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$83,218	16.53%	$76,982	15.42%
Minimum regulatory requirement	$40,270	8.00%	$39,931	8.00%
Central Valley Community Bank	$81,832	16.26%	$75,766	15.19%
Minimum requirement for “Well-Capitalized” institution	$50,326	10.00%	$49,881	10.00%
Minimum regulatory requirement	$40,261	8.00%	$39,905	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  Disallowed deferred tax assets deducted from Tier 1 capital were $4,139,000 and $5,981,000 at June 30, 2011 and December 31, 2010, respectively.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2011, the Company had unpledged securities totaling $105,128,000 available as a secondary source of liquidity and total cash and cash equivalents of $93,869,000.  Cash and cash equivalents at June 30, 2011 decreased 7.06% compared to December 2010.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks.  At June 30, 2011 our available borrowing capacity includes approximately $39,000,000 in unsecured credit lines with our correspondent banks, $110,915,000 in unused FHLB advances and $896,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2011, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2011 and December 31, 2010:

Credit Lines (In thousands)	June 30, 2011	December 31, 2010

Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$39,000	$39,000
Balance outstanding	$—	$—

Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$114,915	$114,659
Balance outstanding	$4,000	$14,000
Collateral pledged	$111,063	$123,717
Fair value of collateral	$112,224	$126,326

Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$896	$1,321
Balance outstanding	$—	$—
Collateral pledged	$883	$1,278
Fair value of collateral	$915	$1,354

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4 REMOVED AND RESERVED

ITEM 5 OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: August 12, 2011	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: August 12, 2011	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.