Form 10-K
period 2011-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2012-03-21
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $49,577,000 based on the price at which the stock was last sold on June 30, 2011.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 14, 2012
[Common Stock, No par value per share]	9,591,316	shares
 DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012 (Proxy Statement)	Part III

ADDITIONAL INFORMATION; INQUIRIES

Under the Securities Exchange Act of 1934, Sections 13 and 15(d), periodic and current reports must be filed with the SEC.  We electronically file the following reports with the SEC:

•Form 10-K — Annual Report;

•Form 10-Q  — Quarterly Report;

•Form 8-K  — Report of Unscheduled Material Events; and

•Form DEF 14A — Proxy Statement.

We may file additional forms.  The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed.  Additional shareholder information regarding the Company and our Directors is available on our website: www.cvcb.com.  None of the information on or hyperlinked from our website is incorporated into this Report.

Copies of the annual report on Form 10-K for the year ended December 31, 2011 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720.

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

At December 31, 2011, we had one banking subsidiary, the Bank.  Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California.  We serve Fresno County, Madera County, Sacramento County, San Joaquin County, Merced County, and Stanislaus County and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2011, we had consolidated total assets of approximately $849,023,000.  See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and Financial Statements.

After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank (S1 Bank) was merged with and into the Bank.  S1 Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the Preferred Shares) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of

$7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock)originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction.

In connection with the repurchase of the Series A Stock, the Company also notified the Treasury of the Company’s intent to repurchase the warrant (the Warrant) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction. On September 28, 2011, the Company completed the repurchase of the Warrant for total consideration of $185,000.

The Preferred Shares will qualify as Tier 1 capital and will pay non-cumulative dividends at an initial rate of 5% per annum.  The dividend rate may vary, but not exceed 5%, with any reductions in interest rate to be calculated by reference to increases over a baseline amount in the Company’s small business lending activities. The Preferred Stock may be redeemed by the Company, or by Treasury in the event that it is statutorily prevented from continuing to hold the Preferred Stock.

The Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Series C Preferred Stock is non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Series C Preferred Stock, (ii) any amendment to the rights of the Series C Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Series C Preferred Stock.

If dividends on the Series C Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series C Preferred Stock will have the right to elect 2 directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The Company has paid all scheduled dividend payments as of December 31, 2011.

On December 23, 2009, the Company entered into Stock Purchase Agreements (Agreements) with a limited number of accredited investors (collectively, the Purchasers) to sell to the Purchasers a total of 1,264,952 shares of common stock, (Common Stock) at $5.25 per share and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock (Series B Preferred Stock) at $1,000 per share, for an aggregate gross purchase price of $8,000,000 (the Offering) offset by issuance costs totaling $242,000.

The Series B Preferred Stock was eligible to receive a semi-annual non-cumulative preferred dividend with an initial annualized coupon of 10%, payable at the end of the first six months the shares are outstanding.  The annual dividend rate would have increased to 15% for the second six month period and 20% for each six month period thereafter.  Dividends could not be paid on any other class or series of the Company’s stock unless dividends are currently paid on the Preferred Stock in any period.

In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock. In August, 2011, the Company agreed to exchange 258,862 shares of the Company’s non-voting common stock for 258,862 shares of the Company’s voting common stock. The issuance of voting common stock was conducted in a privately negotiated transaction exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.

The Company had no stock repurchase plans in place during 2011, 2010 or 2009.

As of March 9, 2012, we had a total of 231 employees and 219 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System

The Bank operates 17 full-service banking offices in Clovis, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, and Tracy.  The Oakhurst and Madera branches were added through the Bank of Madera County merger in 2005.  The Tracy, Stockton and Lodi offices were added through the merger with Service 1st Bank in

November of 2008.  The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno and Madera counties increased to 4.55% in 2011 compared to 4.49% in 2010 based on FDIC deposit market share information published as of June 30, 2011.

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

Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates additional future branch openings to meet the growing service needs of its customers, although none are planned during 2012.

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

The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2011, we had total loans of $427,395,000.  Total commercial and industrial loans outstanding were $78,089,000; total agricultural land and production loans outstanding were $29,958,000, total real estate construction and other land loans outstanding were $33,047,000; total other real estate loans outstanding were $226,194,000, total equity loans and lines of credit were $51,106,000 and total consumer installment loans outstanding were $9,765,000.  We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2011 approximately 72.4% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 25.3% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, real estate and consumer loans.  In addition, our business activities currently are mainly concentrated in Fresno, Madera and San Joaquin County, California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on our business.

In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday — Thursday	Friday	Saturday
Clovis Main	9:00 a.m. to 4:00 p.m. Drive Up 8:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	None
Fresno Downtown	9:00 a.m. to 4:00 p.m. Walk-up window 8:00 a.m. to 9:00 a.m.	9:00 a.m. to 5:00 p.m. Walk-up window 8:00 a.m. to 9:00 a.m.	None
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Herndon & Fowler	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	9:00 a.m. to 2:00 p.m. Drive Up 9:00 a.m. to 2:00 p.m.
River Park	9:00 a.m. to 5:00 p.m. Drive Up 9:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.
Sunnyside	9:00 a.m. to 5:00 p.m. Drive Up 8:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	None
Kerman	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Lodi	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Merced	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Modesto	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Prather (Foothill office)	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None
Stockton	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Tracy	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Financial Drive	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 5:00 p.m.	None

Automated teller machines operate at 16 branch locations. All operate 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento office.  Our Real Estate, Small Business Administration (SBA) Departments and Agribusiness office maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available upon customer request.

To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.

In Fresno and Madera Counties, in addition to our 12 full-service branch locations, serving the Bank’s primary service areas, as of December 31, 2011 there were 163 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2011 FDIC Summary of Deposits report indicated the Company had 4.29% of the total deposits held by all depositories in Fresno County and 7.27% in Madera County.  In San Joaquin County, in addition to our three full service branch locations acquired from Service 1st, as of December 31, 2011 there were 118 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2011 report indicated the Company had 1.63% of total deposits held by all depositories in San Joaquin County.  In Sacramento County, in addition to our one branch, as of December 31, 2011 there were 229 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 99 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which we do not offer directly but which we usually can offer indirectly through correspondent institutions.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2011, the Bank’s legal lending limits to individual customers were $13,203,000 for unsecured loans and $22,005,000 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes, and may in the future make, such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.

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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2011, 2010, and 2009 and an analysis of interest rates and the interest rate differential for the years then ended.  Table B sets forth the changes in interest income and interest expense in 2011 and 2010 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2011, 2010, and 2009 and the book value, maturities and weighted average yield of investment securities at December 31, 2011 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2011, 2010, 2009, 2008, and 2007, is summarized in Table D.

Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2011 are summarized in Table E.

Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 2011, 2010, 2009, 2008, and 2007. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on nonaccrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2011, 2010, and 2009.

Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2011.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2011, 2010, and 2009.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2011, 2010, and 2009. The average balances reflect daily averages except nonaccrual loans, which were computed using quarterly averages.

	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$73,016	$187	0.26%	$42,047	$110	0.26%	$3,008	$8	0.27%
Securities:
Taxable securities	150,559	4,548	3.02%	124,163	5,472	4.41%	114,465	7,701	6.73%
Non-taxable securities (1)	75,665	5,248	6.94%	64,838	4,605	7.10%	64,325	4,632	7.20%
Total investment securities	226,224	9,796	4.33%	189,001	10,077	5.33%	178,790	12,333	6.90%
Federal funds sold	695	2	0.29%	713	2	0.28%	17,627	48	0.27%
Total	299,935	9,985	3.33%	231,761	10,189	4.40%	199,425	12,389	6.21%
Loans (2)(3)	412,969	26,098	6.32%	437,959	27,390	6.25%	469,341	29,920	6.37%
Federal Home Loan Bank stock	2,958	9	0.30%	3,084	11	0.36%	3,140	7	0.22%
Total interest-earning assets (1)	715,862	$36,092	5.04%	672,804	$37,590	5.59%	671,906	$42,316	6.30%
Allowance for credit losses	(11,018)			(10,922)			(8,608)
Nonaccrual loans	15,322			17,381			13,117
Other real estate owned	217			2,972			2,553
Cash and due from banks	17,977			16,479			17,401
Bank premises and equipment	5,788			6,089			6,629
Other non-earning assets	56,030			54,049			49,511
Total average assets	$800,178			$758,852			$752,509

	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$154,765	$368	0.24%	$142,350	$498	0.35%	$131,818	$771	0.58%
Money market accounts (MMA)	174,049	692	0.40%	157,761	1,036	0.66%	136,104	1,262	0.93%
Time certificates of deposit, under $100,000	70,111	688	0.98%	69,066	866	1.25%	90,614	1,922	2.12%
Time certificates of deposit, $100,000 and over	96,620	914	0.95%	114,043	1,313	1.15%	120,579	1,912	1.59%
Total interest-bearing deposits	495,545	2,662	0.54%	483,220	3,713	0.77%	479,115	5,867	1.22%
Other borrowed funds	10,265	280	2.73%	19,634	570	2.90%	29,987	760	2.53%
Total interest-bearing liabilities	505,810	$2,942	0.58%	502,854	$4,283	0.85%	509,102	$6,627	1.30%
Non-interest bearing demand deposits	182,244			152,946			153,148
Other liabilities	8,738			6,878			6,859
Shareholders’ equity	103,386			96,174			83,400
Total average liabilities and shareholders’ equity	$800,178			$758,852			$752,509
Interest income and rate earned on average earning assets (1)		$36,092	5.04%		$37,590	5.59%		$42,316	6.30%
Interest expense and interest cost related to average interest-bearing liabilities		2,942	0.58%		4,283	0.85%		6,627	1.30%
Net interest income and net interest margin (4)		$33,150	4.63%		$33,307	4.95%		$35,689	5.31%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,784, $1,566 and $1,575 in 2011, 2010 and 2009, respectively.

(2)	Loan interest income includes loan fees of $399 in 2011, $460 in 2010, and $544 in 2009.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Years Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$80	$(3)	$77	$102	$—	$102
Investment securities:
Taxable	1,926	(2,850)	(924)	726	(2,955)	(2,229)
Non-taxable (1)	746	(103)	643	39	(66)	(27)
Total investment securities	2,672	(2,953)	(281)	765	(3,021)	(2,256)
Federal funds sold	—	—	—	(48)	2	(46)
Loans	(1,654)	362	(1,292)	(1,649)	(881)	(2,530)
FHLB Stock	—	(2)	(2)	—	4	4
Total earning assets (1)	1,098	(2,596)	(1,498)	(830)	(3,896)	(4,726)
Interest expense:
Deposits:
Savings, NOW and MMA	167	(641)	(474)	291	(790)	(499)
Certificates of deposit under $100,000	13	(191)	(178)	(388)	(668)	(1,056)
Certificates of deposit $100,000 and over	(184)	(215)	(399)	(99)	(500)	(599)
Total interest-bearing deposits	(4)	(1,047)	(1,051)	(196)	(1,958)	(2,154)
Other borrowed funds	(336)	46	(290)	(327)	137	(190)
Total interest bearing liabilities	(340)	(1,001)	(1,341)	(523)	(1,821)	(2,344)
Net interest income (1)	$1,438	$(1,595)	$(157)	$(307)	$(2,075)	$(2,382)

(1)	Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2011, 2010, and 2009 is set forth in the following table.  At December 31, 2011, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available-for-Sale	Book Value at December 31,
(In thousands)	2011	2010	2009
U.S. Government sponsored entities and agencies	$149	$190	$353
Obligations of states and political subdivisions	101,030	74,598	68,708
U.S. Government agencies collateralized by mortgage obligations	204,222	88,105	85,530
Other collateralized mortgage obligations	8,408	18,661	36,280
Corporate debt securities	—	500	1,228
Other equity securities	7,596	7,628	7,645
Total Available-for-Sale Securities	$321,405	$189,682	$199,744

The book value, maturities and weighted average yield of investment securities at December 31, 2011 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(2)
U.S. Government sponsored entities and agencies	$149	4.84%	$—	—	$—	—	$—	—	$149	4.84%
Obligations of states and political subdivisions	420	4.09%	8,705	4.34%	20,553	4.12%	71,352	4.38%	101,030	4.32%
U.S. Government agencies collateralized by mortgage obligations	72	5.00%	176	5.92%	7,183	4.03%	196,791	4.99%	204,222	4.96%
Other collateralized mortgage obligations	—	—	—	—	1,420	4.75%	6,988	5.64%	8,408	5.49%
Other equity securities	7,596	3.72%	—	—	—	—	—	—	7,596	3.72%
	$8,237	3.77%	$8,881	4.38%	$29,156	4.13%	$275,131	4.85%	$321,405	4.74%

(1)	Not computed on a tax equivalent basis.

(2)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2011, 2010, 2009, 2008, and 2007 is summarized in the table below.

(In thousands)	2011	2010	2009	2008	2007
Commercial:
Commercial and industrial	$78,089	$81,318	$93,282	$109,664	$71,416
Agricultural land and production	29,958	20,604	13,903	20,406	17,584
Total commercial	108,047	101,922	107,185	130,070	89,000
Real estate:
Owner occupied	113,183	111,888	106,606	113,414	76,808
Real estate-construction and other land loans	33,047	32,038	51,633	57,923	48,593
Commercial real estate	62,523	63,627	71,420	64,358	43,334
Agricultural real estate	42,596	44,397	38,759	32,136	26,796
Other real estate	7,892	8,103	4,610	2,926	1,772
Total real estate	259,241	260,053	273,028	270,757	197,303
Consumer:
Equity loans and lines of credit	51,106	58,860	65,353	63,828	46,575
Consumer and installment	9,765	11,261	14,033	19,801	8,838
Total consumer	60,871	70,121	79,386	83,629	55,413
Deferred loan fees, net	(764)	(499)	(392)	(218)	(588)
Total gross loans	427,395	431,597	459,207	484,238	341,128
Allowance for credit losses	(11,396)	(11,014)	(10,200)	(7,223)	(3,887)
Total (1)	$415,999	$420,583	$449,007	$477,015	$337,241

	2011	2010		2009		2008		2007
(1) Includes nonaccrual loans of:	$14,434	$18,561	18,959	$18,959	179	$15,750	18,561	$179

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2011

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$56,389	$36,727	$14,931	$108,047
Real estate construction and other land loans	14,247	12,525	6,275	33,047
Other real estate	21,305	31,222	173,667	226,194
Consumer and installment	8,343	15,732	36,796	60,871
	$100,284	$96,206	$231,669	$428,159
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$27,160	$42,205	$37,620	$106,985
Loans with floating interest rates	73,124	54,001	194,049	321,174
	$100,284	$96,206	$231,669	$428,159

Table F

COMPOSITION OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of nonaccrual, restructured and past due loans at December 31, 2011, 2010, 2009, 2008, and 2007 is set forth below:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual	$3,833	$7,906	$14,391	$14,047	$179
Restructured nonaccrual loans	10,601	10,655	4,568	1,703	—
	$14,434	$18,561	$18,959	$15,750	$179
Accruing loans past due 90 days or more	—	—	—	—	—
Accruing troubled debt restructurings	9,210	—	—	—	—
Nonaccrual loans to total loans	3.38%	4.30%	4.13%	3.25%	0.05%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans.  Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.

Loans are placed on nonaccrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due.  Loans in the nonaccrual category are treated as nonaccrual loans even though we may ultimately recover all or a portion of the interest due.  These loans return to accrual status when the loan becomes contractually current, future collectibility of amounts due is reasonably assured, and a minimum of six months of satisfactory principal repayment performance has occurred.  As of December 31, 2011, nonaccrual loans totaled $14,434,000 and interest foregone on nonaccrual loans totaled $954,000 for the year then ended.  As of December 31, 2010, we had nonaccrual loans totaling $18,561,000 and interest foregone on nonaccrual loans totaled $1,228,000 for the year then ended.  As of December 31, 2009, we had nonaccrual loans totaling $18,959,000 and interest foregone on nonaccrual loans totaled $852,000 for the year then ended.  We had nonaccrual loans totaling $15,750,000 at December 31, 2008 and interest foregone on nonaccrual loans totaled $371,000 for the year then ended.  As of December 31, 2007, we had nonaccrual loans totaling $179,000 and interest foregone on nonaccrual loans totaled $8,000 for the year then ended.  See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

Included in nonaccrual loans at December 31, 2011 were six loans totaling $10,601,000 that were considered troubled debt restructurings (TDRs).  There are no outstanding commitments to lend additional funds to any of these borrowers.  Included in nonaccrual loans at December 31, 2010 were twelve loans that totaled $10,655,000 that were considered to be TDRs at December 31, 2010. The Company had seven loans at December 31, 2009 totaling $4,568,000 that were considered to be TDRs. As of December 31, 2008, the Company had two loans totaling $1,703,000 that were on nonaccrual and considered TDR.  At December 31, 2007 the Company had no restructured loans.  See Note 6 of the Company’s audited Consolidated

Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.   When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when a reasonable doubt exists as to the collectibility of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $954,000 for the year ended December 31, 2011 of which $769,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans was $1,228,000 and $852,000 for 2010 and 2009, respectively of which $376,000 and $404,000 was attributable to troubled debt restructurings, respectively.

Other than as discussed above, as of December 31, 2011, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

(Dollars in thousands)	2011	2010	2009	2008	2007
Loans outstanding at December 31,	$428,159	$432,096	$459,599	$484,456	$341,716
Average loans outstanding during the year	$428,291	$455,340	$482,458	$367,009	$331,459
Allowance for credit losses:
Balance at beginning of year	$11,014	$10,200	$7,223	$3,887	$3,809
Deduct loans charged-off:
Commercial and industrial	(280)	(1,938)	(1,383)	(175)	(264)
Owner occupied	—	(218)	(1,160)	—	—
Real estate construction and other land loans	(286)	(823)	(569)	—	—
Commercial real estate	(26)	(11)	(1,588)	—	—
Other real estate	—	(453)	(2,450)	(393)	(12)
Consumer loans	(940)	(679)	(776)	(283)	(205)
Total loans charged-off	(1,532)	(4,122)	(7,926)	(851)	(481)
Add recoveries of loans previously charged off:
Commercial and industrial	286	429	45	22	15
Owner occupied	—	258	20	—	—
Real estate construction and other land loans	52	42	55	—	—
Commercial real estate	176	—	5	—	—
Other real estate	—	81	201	22	1
Consumer loans	350	326	63	67	63
Total recoveries	864	1,136	389	111	79
Net charge-offs	(668)	(2,986)	(7,537)	(740)	(402)
Allowance acquired in mergers	—	—	—	2,786	—
Add provision charged to operating expense	1,050	3,800	10,514	1,290	480
Balance at end of year	$11,396	$11,014	$10,200	$7,223	$3,887
Allowance for credit losses as a percentage of outstanding loan balance	2.66%	2.55%	2.22%	1.49%	1.14%
Net charge-offs to average loans outstanding	(0.16)%	(0.66)%	(1.56)%	(0.20)%	(0.12)%

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our losses.  Our management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The allowance for credit losses is reviewed at least quarterly by the Bank’s and our Board of Directors’ Audit/Compliance Committee.  Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the reserve does not properly reflect the potential loss exposure.

The provision for credit losses for the years ended December 31, 2011 was $1,050,000. The amount of provision is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors, including the increase or decrease in the volume of outstanding loans and the level of net charge offs during the year.  The decrease in the provision in 2011 was due to a reduction in net charge offs which were $668,000 and a period-to-period decrease in the level of outstanding loans. As in December 31, 2010 the provision decreased to $3,800,000 because of the reduction in net charge offs which were $2,986,000 with a period-to-period decrease in the level of outstanding loans. In 2009, the Bank added $10,514,000 to the provision. The increase in 2009 was primarily the result of our assessment of the overall adequacy of the allowance for credit losses including the increase in the volume of outstanding loans and the level of net charge offs during the year of $7,537,000.  In 2008, the Bank added $1,290,000 to the allowance for credit losses.  The increase in 2008 resulted from management’s overall assessment of the probable losses within the loan portfolio at December 31, 2008, the growth in loans and considering the level of net charge-offs during the year of $740,000.  For 2007, the Bank added $480,000 to the allowance for credit losses.  The increase in 2007 was due in part to the growth in loans and the result of our assessment of probable losses within the loan portfolio.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$1,853	16.8%	$2,149	17.4%	$2,861	22.2%	$1,777	26.7%	$1,254	27.1%
Real estate construction, land development and other land loans	2,954	7.7%	1,791	7.4%	836	10.3%	820	9.6%	312	10.5%
Real estate - other	3,712	42.8%	3,579	42.5%	3,813	48.2%	2,570	46.9%	1,353	44.0%
Equity loans and lines of credit	1,419	12.0%	1,975	13.6%	334	7.8%	64	6.8%	157	7.2%
Loans to finance agricultural and other loans to farmers	831	16.9%	674	15.1%	708	7.8%	235	6.7%	501	9.4%
Loans to individuals for household, family and other personal expenditures and other loans	417	2.3%	528	2.6%	423	2.4%	593	3.1%	236	1.7%
Other	71	1.5%	80	1.4%	48	1.3%	64	0.2%	23	0.1%
Unallocated reserve	139	—	238	—	1,177	—	1,100	—	51	—
	$11,396	100.0%	$11,014	100.0%	$10,200	100.0%	$7,223	100.0%	$3,887	100.0%

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

Table H

DEPOSITS

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2011, 2010, and 2009.

	2011		2010		2009
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$124,899	0.26%	$116,504	0.38%	$109,318	0.66%
Money market accounts	$174,049	0.40%	$157,761	0.66%	$136,104	0.93%
Time certificates of deposit	$166,731	0.96%	$183,109	1.19%	$211,193	1.82%
Non-interest bearing demand	$182,244	—	$152,946	—	$153,148	—
Total deposits	$677,789	0.39%	$636,166	0.58%	$632,263	0.93%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2011.

(In thousands)
Three months or less	$41,943
Over 3 months through 6 months	27,029
Over 6 through 12 months	27,586
Over 12 months	6,019
$102,577

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Net income:
To average assets	0.81%	0.43%	0.34%
To average shareholders’ equity	6.26%	3.41%	3.10%
Dividends declared per share to net income per share	—	—	—
Average shareholders’ equity to average assets	12.92%	12.67%	11.08%

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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code.  See Note 12 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning preferred stock issued through the Small Business Lending Fund of the United States Department of the Treasury on August 18, 2011 and preferred stock and common stock issued pursuant to Stock Purchase Agreements with accredited private investors.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2011 are as follows:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY
Total risk-based capital ratio	8.00%	10.00%	17.31%	17.49%
Tier 1 risk-based capital ratio	4.00%	6.00%	16.02%	16.20%
Tier 1 leverage capital ratio	4.00%	5.00%	10.01%	10.13%

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

Recent Accounting Pronouncements

Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides for a more consistent application of the accounting guidance for troubled debt restructurings (TDRs). This ASU clarified guidance on a creditor's evaluation of whether it has granted a concession to a borrower, and clarified guidance to determine if a borrower is experiencing financial difficulties. This ASU also finalized the disclosures required in a creditor's financial statements related to TDRs. The new provisions of this standard became effective on July 1, 2011.

As a result of adopting ASU 2011-02, management reassessed all restructurings that occurred on or after January 1, 2011 and identified six loans totaling $15,293,000 that were not previously identified as TDRs which now qualify as TDRs under the guidance of ASU 2011-02. The identification of the $15,293,000 of TDRs resulted in an increase to the specific reserves added to the allowance for credit losses of $1,471,000 at December 31, 2011.

Impact of New Financial Accounting Standards

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management does not believe the adoption of this ASU will have a significant impact on the Company's financial position, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification TM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In October 2011, FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for fiscal years and interim periods with those years beginning after December 15, 2011. The remaining provisions of ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Management does not believe the adoption of this ASU will have a significant impact on the Company's financial position, results of operations or cash flows.

Intangibles - Goodwill and Other Topics

The FASB has issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350 ): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not'' that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has elected to early-adopt the provisions of ASU 2011-08 and apply the provisions to management's annual evaluation of the Company's Goodwill as of September 30,2011. The impact of adoption was not material to the Company's financial position, results of operations or cash flows.

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

The economic conditions in the United States in general and within California and in our operating markets may continue to deteriorate.  Unemployment nationwide and in California has increased significantly through this economic downturn and is anticipated to remain elevated for the foreseeable future.  Availability of credit and consumer spending, real estate values, and consumer confidence have all declined markedly.  The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system.  There is no assurance that such conditions will improve or be resolved in the foreseeable future.

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

At December 31, 2011, our non-performing loans and leases were 3.38% of total loans and leases compared to 4.30% at December 31, 2010, and 4.13% at December 31, 2009, our non-performing assets (which include foreclosed real estate) were 1.70% of total assets compared to 2.57% at December 31, 2010.  The allowance for loan and lease losses as a percentage of non-performing loans and leases was 78.95% as of December 31, 2011 compared to 59.34% at December 31, 2010.  Non-performing assets adversely affect our net income in various ways.  Until economic and market conditions improve, we expect to be exposed to losses relating to an increase in non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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

At December 31, 2011, $310 million, or 72.4% of our total loan and lease portfolio, consisted of real estate related loans.  Substantially all of our real property collateral is located in our operating markets in the Central Valley in California.  The continuing trend of deteriorating economic conditions in California and in our operating markets has contributed to an overall decline in commercial and residential real estate values.  A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods.  Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.  The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

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

Recent legislation including the Emergency Economic Stabilization Act of 2008 (the EESA), signed into law by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (the ARRA), signed into law by President Obama on February 17, 2009, each include programs that are intended to help stabilize the U.S. financial system. However, it is uncertain whether such legislation will sufficiently resolve the volatility of capital and credit markets or improve capital and liquidity problems confronting the financial system.  The failure of the EESA or ARRA to mitigate or eliminate such volatility and problems affecting the financial markets and a continuation or worsening of current financial market conditions could limit our access to capital or sources of liquidity in amounts and at times necessary to conduct operations in compliance with applicable regulatory requirements.

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

Increases in FDIC insurance premiums will add to our cost of operations and could have a significant impact on us.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.  On November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012.  This prepaid amount for the Company was $2,054,000 on December 31, 2011. The prepayments result in a nominal decrease in earnings and liquidity.

On February 7, 2011, the FDIC Board of Directors adopted the final rule, which redefined the deposit insurance assessment base as required by the Dodd-Frank Act, and makes changes to assessment rates.  The final rule redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity, defined as Tier 1 capital. The final rule adopted a new assessment rate schedule effective April 1, 2011, and in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels and was paid at the end of September 2011.  The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base.  The assessment rates in total is between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.

In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.

Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses and securities that have been downgraded to below investment grade by national rating agencies.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and for the year ended December 31, 2011, we recorded an other-than-temporary impairment of $31,000. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings.

In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2011, we held stock in the FHLB totaling $2,893,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB’s dividend paying practices will continue.  As of December 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2011, we had approximately $23,577,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005 and Service 1st Bancorp in November 2008.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share.

The dividends declared on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share.  The preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding-up.

ITEM 2 -	DESCRIPTION OF PROPERTY.

The Company owns the property on which the Main Office, a full-service branch office, is located in Clovis, California.  In addition, the Company owns the property on which the Foothill Office, a full-service branch office, is located in Prather, California, the property on which the Modesto office, a full-service branch office, is located in Modesto, California, and the property on which the Kerman Office, a full-service branch office, is located in Kerman, California.

All other property is leased by the Company, including the principal executive offices in Fresno.  This facility houses the Company’s corporate offices, comprised of various departments, including accounting, information services, human resources, real estate department, loan servicing, credit administration, branch support operations, and compliance.

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

In 2010, settlement agreements between all parties were signed and the bankruptcy court approved the settlement.  The Bank was removed from the mechanics liens in 2010 after the Bank acknowledged it no longer had an interest in the property. The settlement was finalized in 2011.

In accordance with the escrow agreement, once the litigation was completely satisfied and after reimbursing the Bank for any legal and escrow costs, the escrow fund was terminated and the remaining balance was disbursed for payment to former Service 1st shareholders. At December 31, 2011, $309,520 remained unclaimed.

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

ITEM 4 -	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the Nasdaq Capital Market under the ticket symbol CVCY.  As of March 14, 2012, we had approximately 763 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Qtr 1 2010	Qtr 2 2010	Qtr 3 2010	Qtr 4 2010	Qtr 1 2011	Qtr 2 2011	Qtr 3 2011	Qtr 4 2011
High	$6.10	$8.25	$6.44	$5.25	$6.19	$6.95	$6.90	$6.25
Low	$5.34	$5.13	$5.40	$6.00	$5.61	$6.19	$5.20	$5.25

We did not pay a cash dividend in 2011 or 2010.   The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2011, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	511,019	$8.56	368,100
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	511,019	$8.56	368,100

There were no options granted in 2011.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In Thousands, except per share amounts)	2011	2010	2009	2008	2007
Statements of Income
Total interest income	$34,299	$36,013	$40,734	$31,845	$32,566
Total interest expense	2,942	4,283	6,627	7,278	8,058
Net interest income before provision for credit losses	31,357	31,730	34,107	24,567	24,508
Provision for credit losses	1,050	3,800	10,514	1,290	480
Net interest income after provision for credit losses	30,307	27,930	23,593	23,277	24,028
Non-interest income	6,276	3,721	5,850	5,190	4,518
	36,583	31,651	29,443	28,467	28,546
Non-interest expenses	28,245	28,741	27,531	20,976	19,099
Income before (benefit from) provision for income taxes	8,338	2,910	1,912	7,491	9,447
(Benefit from) provision for income taxes	1,861	(369)	(676)	2,352	3,167
Net income	6,477	3,279	2,588	5,139	6,280
Preferred stock dividends and accretion of discount	486	395	365	—	—
Net income available to common shareholders	$5,991	$2,884	$2,223	$5,139	$6,280
Basic earnings per share	$0.63	$0.31	$0.29	$0.83	$1.05
Diluted earnings per share	$0.63	$0.31	$0.28	$0.79	$0.99
Cash dividends declared per common share	$—	$—	$—	$0.10	$0.10

	December 31,
(In Thousands)	2011	2010	2009	2008	2007
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$353,808	$280,967	$232,142	$194,215	$98,909
Net loans	415,999	420,583	449,007	477,015	337,241
Total deposits	712,986	650,495	640,167	635,058	402,562
Total assets	849,023	777,594	765,488	752,713	483,685
Shareholders’ equity	107,482	97,391	91,223	75,375	54,194
Earning assets	777,088	713,971	696,914	681,280	441,825
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$299,935	$231,761	$199,425	$125,932	$103,253
Net loans	417,273	444,418	473,850	362,333	327,665
Total deposits	677,789	636,166	632,263	445,285	417,691
Total assets	800,178	758,852	752,509	541,789	477,321
Shareholders’ equity	103,386	96,174	83,400	58,251	51,754
Earning assets	715,862	672,804	671,906	492,414	436,564

Data from 2008 reflects the partial year impact of the acquisition of Service 1st Bancorp and its subsidiary, Service 1st Bank.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

When the Company uses in this Annual Report the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  See also the discussion of risk factors in Item 1A, “Risk Factors.”

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

During 2011, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry. In 2011, the Company relocated the existing Modesto branch, a full service office, to a more desirable location. In 2009, we opened a new full service office in Merced, California and relocated our Oakhurst office to a new smaller facility in a more desirable location.  During 2008 the Company acquired Service 1st Bancorp and its banking subsidiary adding three strategically located branches and we relocated our Herndon and Fowler branch from an in-store location to a new larger facility.  During 2007, we relocated our Kerman branch to a new larger facility.  During 2006, the Bank opened two full service retail offices in Fresno, one in the downtown area and one in the Sunnyside area of Fresno.  In 2006, the Company consolidated its administrative offices into a single location in Fresno and opened a limited service branch there.  The Bank now operates 17 full-service offices.  The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.

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

Agriculture and agricultural related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices and demand.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2011 was $0.63 compared to $0.31 and $0.28 for the years ended December 31, 2010, and 2009, respectively.  Net income for 2011 was $6,477,000 compared to $3,279,000 and $2,588,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase in net income and EPS was primarily driven by lower provision for credit losses, decreases in non-interest expense and increases in non-interest income, partially offset by decreases in net interest income in 2011 compared to 2010. Total assets at December 31, 2011 were $849,023,000 compared to $777,594,000 at December 31, 2010.

Return on average equity for 2011 was 6.26% compared to 3.41% and 3.10% for 2010 and 2009, respectively.  Return on average assets for 2011 was 0.81% compared to 0.43% and 0.34% for 2010 and 2009, respectively.  Total equity was $107,482,000 at December 31, 2011 compared to $97,391,000 at December 31, 2010.  The increase in assets and equity in 2011 compared to 2010 is due to an increase in deposits and increases in other comprehensive income and retained earnings and the exercise of stock options.

Average total loans decreased $27,049,000 or 5.94% to $428,291,000 in 2011 compared to $455,340,000 in 2010.  In 2011, we recorded a provision for credit losses of $1,050,000 compared to $3,800,000 in 2010 and $10,514,000 in 2009.  The Company had nonperforming assets totaling $14,434,000 at December 31, 2011. Nonperforming assets included nonaccrual loans totaling $14,434,000.  At December 31, 2010 nonperforming assets totaled $19,984,000 consisting of $18,561,000 in nonaccrual loans, other real estate owned of $1,325,000 and $98,000 in other assets.  Net charge-offs for 2011 were $668,000 compared to $2,986,000 for 2010 and $7,537,000 for 2009.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•Return to our stockholders;
•Return on average assets;
•Development of core earnings, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Stockholders

Our return to our stockholders is measured in a ratio that measures the return on average equity (ROE).  Our ROE was 6.26% for the year ended 2011 compared to 3.41% and 3.10% for the years ended 2010 and 2009, respectively.  In 2011, compared to 2010 we experienced an increase in net income and an increase in capital due to increases in retained earnings, other comprehensive income, and the exercise of stock options.

Our net income for the year ended December 31, 2011 increased $3,198,000 compared to 2010 and increased $691,000 for 2010 compared to 2009.  During 2011 net income increased primarily due to a decrease in the provision for credit losses, decreases in non-interest expense and increases in non-interest income, partially offset by decreases in net interest income in 2011 compared to 2010.  Net interest income decreased because of decreases in loan and investment income, partially offset by decreases in interest expense on deposits. Non-interest income increased due to an Other-Than-Temporary-Impairment (OTTI) charge of $31,000 in 2011, compared to $1,587,000 in 2010, an increase in net realized gains on sales and calls of investment securities of $489,000, a $142,000 gain related to the final distribution of the Service 1st escrow account, an $85,000 gain related to the collection of life insurance proceeds, and an increase in gain of other real estate owned of $439,000.

Non-interest expenses decreased in 2011 compared to 2010 primarily due to decrease in OREO expenses of $1,056,000, legal fees of $160,000, and regulatory assessment of $346,000, partially offset by increases in salaries and employee benefits of $891,000. During 2011, our net interest margin (NIM) decreased 32 basis points compared to 2010.  Basic EPS was $0.63 for 2011 compared to $0.31 and $0.29 for 2010 and 2009, respectively.  Diluted EPS was $0.63 for 2011 compared to $0.31 and $0.28 for 2010 and 2009, respectively.  The increase in EPS in 2011 was due primarily to the increase in net income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2011 was 0.81% compared to 0.43% and 0.34% for the years ended December 31, 2010 and 2009, respectively.  The 2011 increase in ROA is due to the increase in net income, notwithstanding an increase in average assets.  Annualized ROA for our peer group was 0.37% at December 31, 2011.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $300M to $950M that are not subchapter S corporations.

Development of Core Earnings

Over the past several years, we have focused on not only our net income, but improving the consistency of our core earnings in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest-earning assets through loan generation and retention.  We minimized the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.63% for the year ended December 31, 2011, compared to 4.95% and 5.31% for the years ended December 31, 2010 and 2009, respectively.  The decrease in net interest margin compared to 2010 is principally due to a decrease in our yield on earning assets which was greater than the decrease in our cost of funds.  In comparing the two periods, the effective yield on total earning assets decreased 55 basis points, while the cost of total interest-bearing liabilities decreased 27 basis points and the cost of total deposits decreased 19 basis points.  Our cost of total deposits in 2011 was 0.39% compared to 0.58% for the same period in 2010 and 0.93% for the year ended December 31, 2009.  Our net interest income before provision for credit losses decreased $373,000 or 1.18% to $31,357,000 for the year ended 2011 compared to $31,730,000 and $34,107,000 for the years ended 2010 and 2009, respectively.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2011 increased $2,555,000 or 68.66% to $6,276,000 compared to $3,721,000 in 2010 and $5,850,000 in 2009.  Customer service charges decreased $322,000 or 9.98% to $2,903,000 in 2011 compared to $3,225,000 and $3,509,000 in 2010 and 2009, respectively.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $14,434,000 and $19,984,000 at December 31, 2011 and 2010, respectively.  Nonperforming assets included nonaccrual loans totaling $14,434,000 or 3.38% of gross loans as of December 31, 2011 and $18,561,000 or 4.30% of gross loans as of December 31, 2010.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 9.19% during 2011 to $849,023,000 as of December 31, 2011 from $777,594,000 as of December 31, 2010.  Total gross loans decreased 0.97% to $427,395,000 as of December 31, 2011, compared to $431,597,000 at December 31, 2010.  Total investment securities and Federal funds sold increased 71.60% to $329,341,000 as of December 31, 2011 compared to $191,925,000 as of December 31, 2010.  Total deposits increased 9.61% to $712,986,000 as of December 31, 2011 compared to $650,495,000 as of December 31, 2010.  Our loan to deposit ratio at December 31, 2011 was 59.94% compared to 66.35% at December 31, 2010.  The loan to deposit ratio of our peers was 74.42% at December 31, 2011.

Capital Adequacy

At December 31, 2011, we had a total capital to risk-weighted assets ratio of 17.49%, a Tier 1 risk-based capital ratio of 16.20% and a leverage ratio of 10.13%.  At December 31, 2010, we had a total capital to risk-weighted assets ratio of 15.42%, a Tier 1 risk-based capital ratio of 14.16% and a leverage ratio of 9.48%.  At December 31, 2011, on a stand-alone basis, the Bank had a total risk-based capital ratio of 17.31%, a Tier 1 risk based capital ratio of 16.02% and a leverage ratio of 10.01%.  At December 31, 2010, the Bank had a total risk-based capital ratio of 15.19%, Tier 1 risk-based capital of 13.92% and a leverage ratio of 9.32%.  The improvement in 2011 is due to an increase in risk adjusted capital while risk weighted assets decreased.  Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 75.67% for 2011 compared to 73.53% for 2010 and 67.31% for 2009.  The decline in the efficiency ratio in 2011 and 2010 is due to an increase in operating expenses and a decrease in net interest income. The efficiency ratio in 2009 improved as compared to 2008 due to an increase in net interest income and non-interest income. The Company’s net interest income before provision for credit losses plus non-interest income increased 6.15% to $37,633,000 in 2011 compared to $35,451,000 in 2010 and $39,957,000 in 2009, while operating expenses decreased 1.73% in 2011. Operating expenses increased 4.40% in 2010, and 31.25% in 2009.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $44,000,000 and secured borrowing lines of approximately $125,122,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $373,217,000 or 43.96% of total assets at December 31, 2011 and $292,324,000 or 37.59% of total assets as of December 31, 2010.

RESULTS OF OPERATIONS

Net Income

Net income was $6,477,000 in 2011 compared to $3,279,000 and $2,588,000 in 2010 and 2009, respectively.  Basic earnings per share was $0.63, $0.31, and $0.29 for 2011, 2010, and 2009, respectively.  Diluted earnings per share was $0.63, $0.31, and $0.28 for 2011, 2010 and 2009, respectively.  ROE was 6.26% for 2011 compared to 3.41% for 2010 and 3.10% for 2009.  ROA for 2011 was 0.81% compared to 0.43% for 2010 and 0.34% for 2009.

The increase in net income for 2011 compared to 2010 can be attributed to the decrease in the provision for credit losses and an increase in non-interest income, partially offset by decrease in interest income and increase in provision from income taxes. The decrease in net interest income for 2010 compared to 2009 was due primarily to the 36 basis point reduction in the net interest margin.

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

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$73,016	$187	0.26%	$42,047	$110	0.26%	$3,008	$8	0.27%
Securities
Taxable securities	150,559	4,548	3.02%	124,163	5,472	4.41%	114,465	7,701	6.73%
Non-taxable securities (1)	75,665	5,248	6.94%	64,838	4,605	7.10%	64,325	4,632	7.20%
Total investment securities	226,224	9,796	4.33%	189,001	10,077	5.33%	178,790	12,333	6.90%
Federal funds sold	695	2	0.29%	713	2	0.28%	17,627	48	0.27%
Total securities	299,935	9,985	3.33%	231,761	10,189	4.40%	199,425	12,389	6.21%
Loans (2) (3)	412,969	26,098	6.32%	437,959	27,390	6.25%	469,341	29,920	6.37%
Federal Home Loan Bank stock	2,958	9	0.30%	3,084	11	0.36%	3,140	7	0.22%
Total interest-earning assets	715,862	$36,092	5.04%	672,804	$37,590	5.59%	671,906	$42,316	6.30%
Allowance for credit losses	(11,018)			(10,922)			(8,608)
Nonaccrual loans	15,322			17,381			13,117
Other real estate owned	217			2,972			2,553
Cash and due from banks	17,977			16,479			17,401
Bank premises and equipment	5,788			6,089			6,629
Other non-earning assets	56,030			54,049			49,511
Total average assets	$800,178			$758,852			$752,509
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$154,765	$368	0.24%	$142,350	$498	0.35%	$131,818	$771	0.58%
Money market accounts	174,049	692	0.40%	157,761	1,036	0.66%	136,104	1,262	0.93%
Time certificates of deposit, under $100,000	70,111	688	0.98%	69,066	866	1.25%	90,614	1,922	2.12%
Time certificates of deposit, $100,000 and over	96,620	914	0.95%	114,043	1,313	1.15%	120,579	1,912	1.59%
Total interest-bearing deposits	495,545	2,662	0.54%	483,220	3,713	0.77%	479,115	5,867	1.22%
Other borrowed funds	10,265	280	2.73%	19,634	570	2.90%	29,987	760	2.53%
Total interest-bearing liabilities	505,810	$2,942	0.58%	502,854	$4,283	0.85%	509,102	$6,627	1.30%
Non-interest bearing demand deposits	182,244			152,946			153,148
Other liabilities	8,738			6,878			6,859
Shareholders’ equity	103,386			96,174			83,400
Total average liabilities and shareholders’ equity	$800,178			$758,852			$752,509
Interest income and rate earned on average earning assets		$36,092	5.04%		$37,590	5.59%		$42,316	6.30%
Interest expense and interest cost related to average interest-bearing liabilities		2,942	0.58%		4,283	0.85%		6,627	1.30%
Net interest income and net interest margin (4)		$33,150	4.63%		$33,307	4.95%		$35,689	5.31%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,784, $1,566, and $1,575 in 2011, 2010, and 2009, respectively.

(2)	Loan interest income includes loan fees of $399 in 2011, $460 in 2010, and $544 in 2009.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $1,292,000 or 4.72% in 2011 compared to 2010.  Interest and fee income decreased $2,530,000 or 8.46% in 2010 compared to 2009.  The decrease in 2011 is attributable to a decrease in average total loans outstanding combined with a 7 basis point decrease in the yield on loans.  The decrease in 2010 is attributable to a decrease in average total loans outstanding and a 12 basis point decrease in yield on loans in 2010 compared to 2009.  Average total loans for 2011 decreased $27,049,000 to $428,291,000 compared to $455,340,000 for 2010 and $482,458,000 for 2009.  The yield on loans for 2011 was 6.32% compared to 6.25% and 6.37% for 2010 and 2009, respectively.

Interest income from total investments, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities) not on a fully tax equivalent basis, decreased $422,000 or 4.89% in 2011 compared to 2010 primarily due to a $68,174,000 increase in the average balance to $299,935,000 in 2011 compared to $231,761,000 in 2010, coupled with a decrease in yield on investments of 107 basis points.  In 2010, total investment income decreased $2,191,000 or 20.26% from 2009 primarily due to a 16.21% increase in the average balances of these investments and a 181 basis point increase in the yields earned.  Average total investments for 2010 were $231,761,000 compared to $199,425,000 for 2009.

A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2011, we held $211,942,000 or 64.54% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 2.90%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net of tax effect value of the change in market value of the available-for-sale investment portfolio was a gain of $4,124,000 and is reflected in the Company’s equity.  At December 31, 2011, the average life of the investment portfolio was five years and the market value reflected a pre-tax gain of $7,008,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI) and recorded a $31,000 OTTI loss for the year ended December 31, 2011.  Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2011, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $26,725,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $32,215,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the historical changes in interest rates that occurred in 2007 and 2008, which were in 25, 50 and 75 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income in 2011 decrease $1,714,000 to $34,299,000 compared to $36,013,000 in 2010 and $40,734,000 in 2009.  The decrease was due to the 55 basis point decrease in the tax equivalent yield on average interest earning assets and a change in the mix of interest earning assets.  The yield on interest earning assets decreased to 5.04% for the year ended December 31, 2011 from 5.59% for the year ended December 31, 2010.  Average interest earning assets increased to $715,862,000 for the year ended December 31, 2011 compared to $672,804,000 for the year ended December 31, 2010.

Average interest-earning deposits in other banks increased $30,969,000 comparing 2011 to 2010.  Average yield on these deposits was 0.26%.  Average investments increased $37,223,000 but the tax equivalent yield on average investments decreased 100 basis points.  Average loans decreased $27,049,000 and the yield on average loans decreased 7 basis points.

The decrease in total interest income in 2010 was due to the 71 basis point decrease in the tax equivalent yield on average interest earning assets and a change in the mix of interest earning assets. The yield on interest-earning assets decreased to 5.59% for the year ended December 31, 2010 from 6.30% for the year ended December 31, 2009.  Average interest-earning assets increased to $672,804,000 for the year ended December 31, 2010 compared to $671,906,000 for the year ended December 31, 2009.

Interest expense on deposits in 2011 decreased $1,051,000 or 28.31% to $2,662,000 compared to $3,713,000 in 2010 and $5,867,000 in 2009.  The decrease in interest expense in 2011 compared to 2010 was primarily due to the repricing of interest-bearing deposits which decreased 23 basis points to 0.54% in 2011 from 0.77% in 2010.  This decrease was partially offset by a $12,325,000 or 2.55% increase in average interest-bearing deposits.  The decrease in interest expense in 2010 compared to 2009 was due to repricing of interest-bearing deposits, which decreased 45 basis points to 0.77% in 2010 from1.22% in 2009, as a result of the decreases in the Federal funds interest rate.  Average interest-bearing deposits were $495,545,000 for 2011 compared to $483,220,000 and $479,115,000 for 2010 and 2009, respectively.  The increases in average interest-bearing deposits in 2010 and 2009 were the result of our own organic growth.

Average other borrowings decreased to $10,265,000 with an effective rate of 2.73% for 2011 compared to $19,634,000 with an effective rate of 2.90% for 2010.  In 2009, the average other borrowings were $29,987,000 with an effective rate of 2.53%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit and advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long-term borrowings.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.  The effective rate of the FHLB advances was 3.59% for 2011 and 3.20% for 2010 and 3.08% for 2009.

The cost of all of our interest-bearing liabilities decreased 27 basis points to 0.58% for 2011 compared to 0.85% for 2010 and 1.30% for 2009.  The cost of total deposits decreased to 0.39% for the year ended December 31, 2011 compared to 0.58% and 0.93% for the years ended December 31, 2010 and 2009, respectively.  Average demand deposits increased 19.16% to $182,244,000 in 2011 compared to $152,946,000 for 2010 and $153,148,000 for 2009. The ratio of non-interest demand deposits to total deposits increased to 26.89% for 2011 compared to 24.04% and 24.22% for 2010 and 2009, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2011 decreased $373,000 or 1.18% to $31,357,000 compared to $31,730,000 for 2010 and $34,107,000 for 2009.  The decrease in 2011 was due to the 32 basis point decrease in our net interest margin (NIM). Yield on interest earning assets decreased 55 basis points while the effective rate on interest bearing liabilities only decreased 27 basis points.  The change in the mix of average interest earning assets also affected NIM.  Interest-earning deposits in other banks and investment securities, which tend to have lower effective yields, increased while higher yielding loans decreased as previously discussed.  Net interest income before provision for credit losses decreased $2,377,000 in 2010 compared to 2009 mainly due to the 36 basis point decrease in our net interest margin (NIM). Average interest-earning assets were $715,862,000 for the year ended December 31, 2011 with a net interest margin (NIM) of 4.63% compared to $672,804,000 with a NIM of 4.95% in 2010, and $671,906,000 with a NIM of 5.31% in 2009.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	December 31, 2011	% of Total Loans	December 31, 2010	% of Total Loans
Commercial:
Commercial and industrial	$1,924	18.3%	$2,229	18.8%
Agricultural land and production	342	7.0%	208	4.8%
Real estate:
Owner occupied	1,578	26.4%	1,978	25.9%
Real estate construction and other land loans	2,954	7.7%	1,791	7.4%
Commercial real estate	2,043	14.6%	1,387	14.7%
Agricultural real estate	489	9.9%	466	10.3%
Other real estate	91	1.8%	214	1.9%
Total real estate	7,155	60.4%	5,836	60.2%
Consumer:
Equity loans and lines of credit	1,419	12.0%	1,975	13.6%
Consumer and installment	417	2.3%	528	2.6%
Unallocated reserves	139		238
Total allowance for credit losses	$11,396		$11,014

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

The provisions for credit losses in 2011, 2010 and 2009 were $1,050,000, $3,800,000, and $10,514,000, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the year ended December 31, 2011, the Company had net charge offs totaling 668,000 compared to 2,986,000 and 7,537,000 for the same periods in 2010 and 2009, respectively.  The decrease in provision for credit losses in 2011 compared to 2010 resulted from a decrease in the level of outstanding loans and a decrease in net charge offs.  The net charge off ratio, which reflects net charge-offs to average loans, was 0.16%, 0.66% and 1.56% for 2011, 2010, and 2009, respectively.

Nonperforming loans were $14,434,000 and $18,561,000 at December 31, 2011 and 2010, respectively.  Nonperforming loans as a percentage of total loans were 3.38% at December 31, 2011 compared to 4.30% at December 31, 2010.  There was no other real estate owned at December 31, 2011 compared to $1,325,000 net of a valuation allowance of $309,000 at December 31, 2010 and $2,832,000 net of a valuation allowance of $356,000 in 2009.

Losses in the real estate segments of the loan portfolio in 2011 decreased compared to 2010.  With real estate appraised values reflecting lower levels, additions to the reserves were required. We had loans past due, not including non accrual loans, totaling $1,741,000 at December 31, 2011 compared to $3,421,000 at December 31, 2010.  Losses in the loan portfolio and non-accruing balances remain elevated relative to historical periods and an increase in the level of charge-offs and the number and dollar volume of past due and nonperforming loans may result in further provisions to the allowance for credit losses.

We believe the significant economic downturn that has continued throughout 2011 has had a considerable impact on the ability of certain borrowers to satisfy their obligations, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, we estimate the impact certain economic factors will have on various credits within the portfolio.  Negative economic trends contributed substantially to increases in the required allowance to cover probable losses in the loan portfolio resulting in additional provisions.

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

As of December 31, 2011, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses of $1,050,000 in 2011, $3,800,000 in 2010, and $10,514,000 in 2009, was $30,307,000 for 2011 compared to $27,930,000 and $23,593,000 for 2010 and 2009, respectively.

Non-Interest Income
Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $6,276,000 in 2011 compared to $3,721,000 and $5,850,000 in 2010 and 2009, respectively. The $2,555,000 or 68.66% increase in non-interest income was due to increases in gains on sales and calls of investment securities, a gain on disposal of other real estate owned, and a decrease in other-than-temporary impairment write down on certain investment securities. The $2,129,000 decrease in non-interest income comparing 2010 to 2009 was due to decreases in gains on sales and calls of investment securities, an other-than-temporary impairment write down on certain investment securities, and a decrease in customer service charges.

Customer service charges decreased $322,000 to $2,903,000 in 2011 compared to $3,225,000 in 2010 and $3,509,000 in 2009.  The decrease from 2011 to 2010 and 2010 to 2009 is mainly due to decreases in overdraft fee income.

During the year ended December 31, 2011, we realized net gain on sales and calls of investment securities of $298,000 from sales and calls of securities.  In 2010 we realized a net loss of $191,000 compared to a net gain of $766,000 in 2009 from sales and calls of securities. In 2009, investment securities that had been marked to market when we acquired Service 1st were subsequently called at par value resulting in gains.  For the year ended December 31, 2011, we realized a $31,000 other-than-temporary impairment write down on certain investment securities.  See Footnote 3 to the audited Consolidated Financial Statements for more detail.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $382,000 in 2011 compared to $392,000 and $391,000 in 2010 and 2009, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.

We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $26,000 in 2011 to $274,000 compared to $300,000 in 2010 and $231,000 in 2009.  Fees were higher in 2011 and 2010, compared to 2009, as refinancing and new mortgage activity increased due to the historically low mortgage rates, a decline in housing values and first time home buyer tax incentives.

The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2011 we held $2,893,000 in FHLB stock compared to $3,050,000 at December 31, 2010.  Dividends in 2011 decreased to $9,000 compared to $11,000 in 2010 and $7,000 in 2009.

Other income increased to $1,826,000 in 2011 compared to $1,395,000 and $1,246,000 in 2010 and 2009, respectively.  The period-to-period increases in 2011 compared to 2010 and 2009 were due to an increase in electronic funds transfer fee income, a $142,000 gain related to the final distribution of the Service 1st escrow account, and an $85,000 gain related to the collection of life insurance proceeds.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, data processing expenses, and professional services are the major categories of non-interest expenses.  Non-interest expenses decreased $496,000 or 1.73% to $28,245,000 in 2011 compared to $28,741,000 in 2010, which was an increase of $1,210,000 in 2010 compared to $27,531,000 in 2009.

Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles and other real estate owned expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 75.67% for 2011 compared to 73.53% for 2010 and 67.31% for 2009.  The decline in the efficiency ratio in 2011 resulted from an increase in operating expense and a decrease in net interest income. Our efficiency ratio deteriorated in 2010 compared to 2009 due to a 112.77% decrease in net interest income plus non-interest income.

Salaries and employee benefits increased 891,000 or 5.99% to $15,762,000 in 2011 compared to $14,871,000 in 2010 and $13,926,000 in 2009.  The increase in salaries and employee benefits for the 2011 period can be attributed to normal cost increases.  Full time equivalents were 210 at December 31, 2011 compared to 217 at December 31, 2010. The increase in salaries and employee benefits in 2010 compared to 2009 can be attributed to the addition of personnel in connection with the expansion of offices in Modesto and Merced and other new positions along with normal cost increases.

At December 31, 2011 we had two share based compensation plans under which compensation expense is recognized based on the estimated fair value of the awards at the date of the grant.  The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 416,769 shares remain reserved for issuance for options already granted under incentive and nonstatutory agreements. This plan expired in November 2010 and no new options will be granted under this plan.  The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  Currently under the 2005 Plan, there are 94,250 shares reserved for issuance for options already granted to employees and directors.

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

For the years ended December 31, 2011, 2010 and 2009, the compensation cost recognized for share based compensation was $196,000, $239,000 and $284,000, respectively.

As of December 31, 2011, there was $197,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the two plans.  The cost is expected to be recognized over a weighted average period of 2.5 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail.

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

Occupancy and equipment expense decreased $72,000 or 1.86% to $3,795,000 in 2011 compared to $3,867,000 in 2010 and $3,812,000 in 2009.  The increase in 2010 can be principally attributed to the expansion of our Modesto loan production office to a full service office and the relocation of our Merced and Oakhurst offices to larger facilities.

Regulatory assessments decreased $346,000 or 29.05% to $845,000 in 2011 compared to $1,191,000 and $1,604,000 in 2010 and 2009, respectively.  The FDIC finalized a new assessment system which took effect the third quarter of 2011. That final rule changed the assessment base from domestic deposits to average assets minus average tangible equity. There was no special assessment in 2010 which is the main reason for the decrease comparing 2010 to 2009.  The FDIC imposed Special Assessment of $343,000 that was effective during the second quarter of 2009.

Data processing expenses were $1,178,000 in 2011 compared to $1,197,000 in 2010 and $1,316,000 in 2009.  The $19,000 or 1.59% decrease in 2011, and the $119,000 decrease in 2010 compared to 2009 is a result of a reduction in terms of our core processing contract.

Legal fees decreased $160,000 or 32.32% to $335,000 for the year ended December 31, 2011 compared to $495,000 and $330,000 in 2010 and 2009, respectively.  The higher legal fees in increases in 2010 and 2009 are primarily due to issues related to nonperforming assets and other loan related legal expenses.

Total other real estate owned (OREO) expenses decreased $1,056,000 or 98.60% to $15,000 for the year ended December 31, 2011 compared to $1,071,000 for the same period in 2010.  OREO expenses in 2010 were primarily the result of the write downs of several OREO properties to their estimated fair value resulting in a valuation expense totaling $591,000.  Carrying costs and property taxes totaled $371,000 related to the OREO portfolio and we realized a $109,000 loss on disposition of OREO property for the year ended December 31, 2010.

Amortization of core deposit intangibles was $414,000 for the years ended December 31, 2011, 2010 and 2009.

Other non-interest expenses increased $210,000 or 4.71% to $4,670,000 in 2011 compared to $4,460,000 in 2010 and $4,370,000 in 2009.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2011	% Average Assets	Other Expense 2010	% Average Assets	Other Expense 2009	% Average Assets
ATM/debit card expenses	$369	0.05%	$354	0.05%	$419	0.06%
Consulting	340	0.04%	212	0.03%	454	0.06%
License and maintenance contracts	324	0.04%	275	0.04%	251	0.03%
Stationery/supplies	245	0.03%	271	0.04%	271	0.04%
Telephone	236	0.03%	305	0.04%	272	0.04%
Amortization of software	232	0.03%	195	0.03%	194	0.03%
Director fees and related expenses	219	0.03%	209	0.03%	205	0.03%
Postage	198	0.02%	218	0.03%	233	0.03%
Donations	154	0.02%	148	0.02%	99	0.01%
Education/training	160	0.02%	139	0.02%	85	0.01%
Operating losses	125	0.02%	44	0.01%	47	0.01%
General insurance	125	0.02%	130	0.02%	144	0.02%
Appraisal fees	112	0.01%	165	0.02%	125	0.02%
Other	1,831	0.23%	1,795	0.24%	1,571	0.21%
Total other non-interest expense	$4,670	0.58%	$4,460	0.59%	$4,370	0.58%

For the year ended December 31, 2011, the $128,000 increase in consulting was related to assistance various financial and tax planning projects. License and maintenance contract expense increased in 2011 as a result of annual increases on various contracts in addition to new contracts for new products, services and software put in place during 2010. In 2010, the $40,000 increase in appraisal fees was related to nonperforming assets and updating appraisals for certain loans collateralized by real estate.  Education and training expenses increased $54,000 mainly due to the implementation of a management training program.  In 2009 the $262,000 increase in consulting expenses was related to assistance with renegotiating our core processor contracts.   The $120,000 increase in appraisal fees is primarily due to issues related to nonperforming assets and other loan related expenses.   The increase in various other expenses was principally due to the addition of the Service 1st offices and the new Oakhurst and Merced offices.

Provision for Income Taxes

Our effective income tax rate was 22.32% for 2011 compared to (12.68%) for 2010 and (35.36%) for 2009.  The Company reported an income tax provision of $1,861,000 for the year ended December 31, 2011, compared to a benefit totaling $369,000 and $676,000 for the years ended December 31, 2010 and 2009, respectively.  The increase in the effective tax rate in 2011 compared to 2010 was a result of an increase in net income before tax.

Preferred Stock Dividends and Accretion

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the “Treasury”), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Preferred Shares”) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (“Series A Stock”)originally issued pursuant to the Treasury’s Capital Purchase Program (“CPP”) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction.

In connection with the repurchase of the Series A Stock, the Company also notified the Treasury of the Company’s intent to repurchase the warrant (the “Warrant”) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction. On September 28, 2011, the Company completed the repurchase of the Warrant for total consideration of $185,000.

   We accrued preferred stock dividends to the Treasury and accretion of the issuance discount in the amount of $486,000 and $395,000 during the years ended December 31, 2011 and 2010, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2011 compared to December 31, 2010

As of December 31, 2011, total assets were $849,023,000 an increase of 9.19%, or $71,429,000 compared to $777,594,000 as of December 31, 2010.  Total gross loans decreased 0.97%, or $4,202,000 to $427,395,000 as of December 31, 2011 compared to $431,597,000 as of December 31, 2010.  Total investment portfolio increased 71.65% to $328,413,000.  Total deposits increased 9.61%, or $62,491,000 to $712,986,000 as of December 31, 2011 compared to $650,495,000 as of December 31, 2010.  Shareholders’ equity increased 10.36%, or $10,091,000, to $107,482,000 as of December 31, 2011 compared to $97,391,000 as of December 31, 2010.

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

See Note 2 of the audited Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of agency securities, mortgage backed securities, municipal securities, collateralized mortgage obligations, corporate debt securities, and overnight investments in the Federal funds market and are classified at the date of acquisition as available for sale or held to maturity.  As of December 31, 2011, investment securities with a fair value of $109,119,000, or 33.23% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2011 was 59.94% compared to 66.35% at December 31, 2010.  The loan to deposit ratio of our peers was 74.42% at December 31, 2011. The total investment portfolio, including Federal funds sold, increased 71.60% or $137,416,000 to $328,413,000 at December 31, 2011 from $191,325,000 at December 31, 2010 primarily due to purchases of securities.  The market value of the portfolio reflected an unrealized gain of $7,008,000 at December 31, 2011 compared to $1,643,000 at December 31, 2010.

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. As of December 31, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Under ASC 320-10, the portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings. The discount rate in this analysis is the original yield expected at time of purchase.

As of December 31, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at December 31, 2011, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2011 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies. Management retained the services of a third party in November 2011 to provide independent valuation and OTTI analysis of private label residential mortgage backed securities (PLRMBS).

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

The evaluation for PLRMBS also includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the most likely estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s original yield at time of purchase) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of December 31, 2011.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

The month-by-month projections of future loan performance are allocated to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules.  When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are allocated first to the subordinated securities until their principal balance is reduced to zero.  The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.  The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario.

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

At December 31, 2011, the Company had a total of 27 PLRMBS with a remaining principal balance of $8,408,000 and a net unrealized loss of approximately $1,010,000.  Eight of these securities account for $1,255,000 of the unrealized loss at December 31, 2011 offset by 19 of these securities with gains totaling $245,000.  Seven of these PLRMBS with a remaining principal balance of $6,224,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s original yield at time of purchase are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired. No credit related OTTI charges related to PLRMBS were recorded during the year ended December 31, 2011.

See Note 3 to the audited Consolidated Financial Statements for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased to $427,395,000 as of December 31, 2011 compared to $431,597,000 as of December 31, 2010.

The following table sets forth information concerning the composition of our loan portfolio as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

	2011		2010		2009		2008		2007
Loan Type	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$78,089	18.3%	$81,318	18.8%	$93,282	20.3%	$109,664	22.6%	$71,416	20.9%
Agricultural land and production	29,958	7.0%	20,604	4.8%	13,903	3.0%	20,406	4.2%	17,584	5.2%
Total commercial	108,047	25.3%	101,922	23.6%	107,185	23.3%	130,070	26.8%	89,000	26.1%
Real estate:
Owner occupied	113,183	26.4%	111,888	25.9%	106,606	23.2%	113,414	23.4%	76,808	22.5%
Real estate-construction and other land loans	33,047	7.7%	32,038	7.4%	51,633	11.2%	57,923	12.0%	48,593	14.2%
Agricultural real estate	62,523	14.6%	63,627	14.7%	71,420	15.6%	64,358	13.3%	43,334	12.7%
Commercial real estate	42,596	9.9%	44,397	10.3%	38,759	8.4%	32,136	6.6%	26,796	7.9%
Other real estate	7,892	1.8%	8,103	1.9%	4,610	1.0%	2,926	0.6%	1,772	0.5%
Total real estate	259,241	60.4%	260,053	60.2%	273,028	59.4%	270,757	55.9%	197,303	57.8%
Consumer:
Equity loans and lines of credit	51,106	12.0%	58,860	13.6%	65,353	14.2%	63,828	13.2%	46,575	13.7%
Consumer and installment	9,765	2.3%	11,261	2.6%	14,033	3.1%	19,801	4.1%	8,838	2.4%
Total consumer	60,871	14.3%	70,121	16.2%	79,386	17.3%	83,629	17.3%	55,413	16.1%
Deferred loan fees, net	(764)		(499)		(392)		(218)		(588)
Total gross loans	427,395	100.0%	431,597	100.0%	459,207	100.0%	484,238	100.0%	341,128	100.0%
Allowance for credit losses	(11,396)		(11,014)		(10,200)		(7,223)		(3,887)
Total loans	$415,999		$420,583		$449,007		$477,015		$337,241

At December 31, 2011, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.7% of total loans of which 25.3% were commercial and 72.4% were real-estate-related.  This level of concentration is consistent with the 97.4% at December 31, 2010.  Although we believe the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2011 and 2010.

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

At December 31, 2011, nonperforming assets totaled $14,434,000 compared to $19,984,000 at December 31, 2010.  In 2011, nonperforming assets included nonaccrual loans totaling $14,434,000 and no OREO or repossessed assets.  Nonperforming assets in 2010 consisted of $18,561,000 in nonaccrual loans, OREO of $1,325,000 and repossessed assets of $98,000.  At December 31, 2011, we had six loans considered troubled debt restructurings totaling $10,601,000, which are included in nonaccrual loans compared to twelve restructured loans totaling $10,655,000 at December 31, 2010.  We have no outstanding commitments to lend additional funds to any of these borrowers.

A summary of nonaccrual, restructured, and past due loans at December 31, 2011 and 2010 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2011 and 2010.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2011, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Nonaccrual Loans
Commercial and industrial	$267	$377	$2,868	$907	$27
Owner occupied	353	1,407	2,218	1,644	—
Real estate construction and other land loans	—	5,634	7,691	4,839	—
Commercial real estate	2,434	—	965	6,296	—
Equity loans and line of credit	705	488	301	280	—
Consumer and installment	74	—	348	81	152
Restructured loans (non-accruing)
Commercial and industrial	—	1,978	28	—	—
Owner occupied	1,019	2,370	2,282	1,108	—
Real estate construction and other land loans	6,823	2,193	2,214	595	—
Commercial real estate	1,110	1,828	—	—	—
Other real estate	—	2,286	—	—	—
Equity loans and line of credit	1,649	—	44	—	—
Total nonaccrual	14,434	18,561	18,959	15,750	179
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$14,434	$18,561	$18,959	$15,750	$179

Nonperforming loans to total loans	3.38%	4.30%	4.13%	3.25%	0.05%
Ratio of nonperforming loans to allowance for credit losses	126.66%	168.52%	185.87%	218.05%	4.61%
Loans considered to be impaired	$23,644	$18,561	$18,959	$15,750	$179
Related allowance for credit losses on impaired loans	$4,368	$2,124	$752	$125	$—

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral dependent.  As of December 31, 2011 and 2010, we had impaired loans totaling $23,644,000 and $18,561,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value of collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $954,0000 for the year ended December 31, 2011 of which $769,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $1,228,000 and $852,000 for the years ended December 31, 2010 and 2009, respectively of which $376,000 and $404,000 was attributable to troubled debt restructurings, respectively.

The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2011.

(Dollars in thousands)	Balances December 31, 2010	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balances December 31, 2011
Non-accrual loans:
Commercial and industrial	$196	$370	$(113)	$—	$—	$(186)	$267
Real estate	1,407	3,293	(958)	—	(929)	(26)	2,787
Equity loans and lines of credit	669	758	(249)	(244)	—	(229)	705
Consumer	—	74	—	—	—	—	74
Restructured loans (non-accruing):
Commercial and industrial	1,279	—	(430)	—	(849)	—	—
Real estate	4,198	1,211	(3,280)	—	—	—	2,129
Real estate construction and land development	7,827	—	(718)	—	—	(286)	6,823
Equity loans and lines of credit	2,985	—	(1,336)	—	—	—	1,649
Consumer	—	82	(1)	—	—	(81)	—
Total non-accrual	$18,561	$5,788	$(7,085)	$(244)	$(1,778)	$(808)	$14,434

 The following table provides a summary of the annual change in the OREO balance:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Balance, Beginning of year	$1,325	$2,832
Additions	532	3,467
Dispositions	(2,472)	(4,449)
Write-downs	—	(591)
Net gain on disposition	615	66
Balance, End of year	$—	$1,325

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value, less selling costs. As of December 31, 2011 the Company had no OREO properties. At December 31, 2010 the Company had $1,325,000 invested in properties acquired through foreclosure.

 The Bank was party to a lawsuit filed by Regent Hotel, LLC against First Bank (Lead Bank), as the lead bank in a loan participation, and East West Bank and Service 1st Bank, which was acquired by the Bank on November 13, 2008, were participating in the loan.  In 2009, the Lead Bank purchased the Bank’s participating interest in the Regent Hotel loan at a discount and indemnified the Bank against any further actions pursuant to the lawsuit.  Included in the merger consideration paid by the Company to acquire Service 1st was $3,500,000 which was placed into an escrow fund to protect the Company and the Bank from all losses and liabilities that related to the loan participation and/or the Regent Litigation.  Consequent to the Lead Bank buying the Bank’s position, in 2009 the Bank collected $1,046,000 from the escrow fund to cover the portion of the loan that was not recovered, accrued and unpaid interest and other costs.  In 2010, settlement agreements between all parties were signed and the bankruptcy court approved the settlement.  The settlement was finalized in 2011. In accordance with the escrow agreement, once the litigation was completely satisfied and after reimbursing the Bank for any legal and escrow costs, the escrow fund was terminated and the remaining balance was disbursed for payment to former Service 1st shareholders. At December 31, 2011, $309,520 remained unclaimed.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010
Balance, beginning of year	$11,014	$10,200
Provision charged to operations	1,050	3,800
Losses charged to allowance	(1,532)	(4,122)
Recoveries	864	1,136
Balance, end of year	$11,396	$11,014
Allowance for credit losses to total loans	2.67%	2.55%

As of December 31, 2011 the balance in the allowance for credit losses was $11,396,000 compared to $11,014,000 as of December 31, 2010.  The increase was due to net charge offs during 2011 being less than the amount of the provision for credit losses.  Net charge offs totaled $668,000 while the provision for credit losses was $1,050,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $129,005,000 as of December 31, 2011 compared to $123,680,000 as of December 31, 2010.  Risks and uncertainties exist in all lending transactions, and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of December 31, 2011 the allowance for credit losses was 2.67% of total gross loans compared to 2.55% as of December 31, 2010. During 2011 there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  During the year ended December 31, 2010 the Company enhanced the process for estimating the allowance for credit losses.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories.  In 2011 the enhanced methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category resulting in a decrease in unallocated reserves. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.  Of the losses charged to the allowance in 2011 and 2010 of $1,532,000 and $4,122,000, the portion related to overdraft losses on transaction deposit accounts totaled $71,000 and $96,000, respectively.

Nonperforming loans totaled $14,434,000 as of December 31, 2011, and $18,561,000 as of December 31, 2010.  The allowance for credit losses as a percentage of nonperforming loans was 78.95% and 59.34% as of December 31, 2011 and 2010, respectively.  Management believes the allowance at December 31, 2011 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2011 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

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

Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on the analysis performed by management, there were no indications that the Company’s goodwill was impaired at September 30, 2011.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2011, so goodwill was not required to be retested.

The intangible assets at December 31, 2011 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at December 31, 2011 was $783,000, net of $2,117,000 in accumulated amortization expense.  The carrying value at December 31, 2010 was $1,198,000, net of $1,702,000 accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2011 and determined no impairment was necessary.  Amortization expense recognized was $414,000 for 2011, 2010, and 2009.

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

Total deposits increased $62,491,000 or 9.61% to $712,986,000 as of December 31, 2011 compared to $650,495,000 as of December 31, 2010.  Interest-bearing deposits increased $28,333,000 or 5.94% to $504,961,000 as of December 31, 2011

compared to $476,628,000 as of December 31, 2010.  Non-interest bearing deposits increased $34,158,000 or 19.65% to $208,025,000 as of December 31, 2011 compared to $173,867,000 as of December 31, 2010.  Our total market share of deposits in Fresno, Madera, and San Joaquin counties was 3.39% in 2011 compared to 3.38% in 2010 based on FDIC deposit market share information published as of June 2011.

The composition of the deposits and average interest rates paid at December 31, 2011 and 2010 is summarized in the table below.

(Dollars in thousands)	December 31, 2011	% of Total Deposits	Effective Rate	December 31, 2010	% of Total Deposits	Effective Rate
NOW accounts	$140,268	19.6%	0.26%	$114,473	17.6%	0.38%
MMA accounts	181,731	25.5%	0.40%	157,345	24.2%	0.66%
Time deposits	151,695	21.3%	0.96%	177,132	27.2%	1.19%
Savings deposits	31,267	4.4%	0.16%	27,678	4.3%	0.20%
Total interest-bearing	504,961	70.8%	0.54%	476,628	73.3%	0.77%
Non-interest bearing	208,025	29.2%		173,867	26.7%
Total deposits	$712,986	100.0%		$650,495	100.0%

There were no short-term borrowings as of December 31, 2011, while they totaled $10,000,000 as of December 31, 2010. The short-term borrowings consisted of FHLB advances maturing within one month.  We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances.

Total long-term debt as of December 31, 2011 and 2010 was $4,000,000 and consisted of FHLB advances with an interest rate of 3.59% maturing in 2013.

The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2011, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

The Trust used the proceeds from the sale of the trust preferred securities to purchase approximately $5,155,000 in aggregate principal amount of Service 1st’s junior subordinated notes (the Notes).  The Notes bear interest at the same variable interest rate during the same quarterly periods as the trust preferred securities.  The Notes are redeemable by the Company on any January 7, April 7, July 7, or October 7 on or after October 7, 2012 or at any time within 90 days following the occurrence of certain events, such as: (i) a change in the regulatory capital treatment of the Notes (ii) in the event the Trust is deemed an investment company or (iii) upon the occurrence of certain adverse tax events.  In each such case, the Company may redeem the Notes for their aggregate principal amount, plus any accrued but unpaid interest.

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2011, the rate was 2.00%.  Interest expense recognized by the Company for the years ended December 31, 2011, 2010 and 2009 was $100,000, $102,000 and $129,000, respectively.

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

Our stockholders’ equity increased to $107,482,000 as of December 31, 2011 compared to $97,391,000 as of December 31, 2010. The increase in stockholder’s equity is a result of increase in retained earnings from net income of $6,477,000, increase in unrealized gain on the available-for-sale investment securities of $3,157,000, exercise of stock options and related tax benefits of $796,000, and the effect of share based compensation expense of $196,000, offset by preferred stock dividends and accretion of discount of $350,000 and repurchase and retirement of common stock warrants of $185,000.

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the “Treasury”), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Preferred Shares”) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (“Series A Stock”)originally issued pursuant to the Treasury’s Capital Purchase Program (“CPP”) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction.

In connection with the repurchase of the Series A Stock, the Company also notified the Treasury of the Company’s intent to repurchase the warrant (the “Warrant”) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction. On September 28, 2011, the Company completed the repurchase of the Warrant for total consideration of $185,000. See Note 13 to the audited Consolidated Financial Statements in this report for a more detailed discussion.

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

In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock. In August 2011, the Company agreed to exchange of 258,862 shares of the Company’s non-voting common stock to 258,862 shares of the Company’s voting common stock. The issuance of voting common stock was conducted in a privately negotiated transaction exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended. See Note 13 to the audited Consolidated Financial Statements in this report for a more detailed discussion.

During 2011, 2010 and 2009, the Bank did not pay any dividends to the Company.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$82,571	10.13%	$70,669	9.48%
Minimum regulatory requirement	$32,612	4.00%	$29,832	4.00%
Central Valley Community Bank	$81,599	10.01%	$69,457	9.32%
Minimum requirement for “Well-Capitalized” institution	$40,743	5.00%	$37,264	5.00%
Minimum regulatory requirement	$32,594	4.00%	$29,811	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$82,571	16.20%	$70,669	14.16%
Minimum regulatory requirement	$20,383	4.00%	$19,965	4.00%
Central Valley Community Bank	$81,599	16.02%	$69,457	13.92%
Minimum requirement for “Well-Capitalized” institution	$30,554	6.00%	$29,929	6.00%
Minimum regulatory requirement	$20,369	4.00%	$19,953	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$89,136	17.49%	$76,982	15.42%
Minimum regulatory requirement	$40,767	8.00%	$39,931	8.00%
Central Valley Community Bank	$88,159	17.31%	$75,766	15.19%
Minimum requirement for “Well-Capitalized” institution	$50,923	10.00%	$49,881	10.00%
Minimum regulatory requirement	$40,738	8.00%	$39,905	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.   Disallowed deferred tax assets deducted from Tier 1 capital were $1,427,000 and $5,981,000 at December 31, 2011 and 2010, respectively.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2011, the Company had unpledged securities totaling $219,294,000 available as a secondary source of liquidity and total cash and cash equivalents of $44,804,000.  Cash and cash equivalents at December 31, 2011 decreased 55.64% compared to December 31, 2010.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.  Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality.  Consequently, expanding our loan portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2011 our available borrowing capacity includes approximately $44,000,000 in Federal funds lines with our correspondent banks and $125,122,000 in unused FHLB advances.  At December 31, 2011, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.  The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2011 and 2010:

Credit Lines (In thousands)	December 31, 2011	December 31, 2010
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$44,000	$39,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$125,122	$114,659
Balance outstanding	$4,000	$14,000
Collateral pledged	$112,926	$123,717
Fair value of collateral	$114,214	$126,326
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$551	$1,321
Balance outstanding	$—	$—
Collateral pledged	$542	$1,322
Fair value of collateral	$562	$1,354

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $129,005,000 as of December 31, 2011 compared to $123,680,000 as of December 31, 2010.  For a more detailed discussion of these financial instruments, see Note 12 to the audited Consolidated Financial Statements in this Annual Report.

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

At December 31, 2011, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Market Risk section for further discussion.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2011, 75.25% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2011, 92.40% of our time deposits matures within one year or less.  As of December 31, 2011, $4,000,000 of our long-term debt was fixed rate.  Our long-term debt has maturities through 2013.

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

Approximately 75.25% of our loan portfolio is tied to adjustable rate indices and 42.8% of our loan portfolio reprices within 90 days.  As of December 31, 2011, we had 650 commercial and real estate loans totaling $188,895,000 with floors ranging from 3.25% to 8.25% and ceilings ranging from 7.50% to 25.00%.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2012 under the interest rate shock scenarios stated.  The table was prepared as of December 31, 2011, using a prime interest rate of 3.25%.

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates	Projected Net Interest Income	$ Change from Rates at December 31, 2012	% Change from Rates at December 31, 2012
(Dollars in thousands)
Up 300 bps	$32,979	$1,495	4.75%
Up 200 bps	32,405	921	2.93%
Up 100 bps	31,839	355	1.13%
Unchanged	31,484	—	—
Down 25 bps	31,460	(24)	(0.08)%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary (the “Company”) as of December 31, 2011, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California
March 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary (the “Company”) as of December 31, 2010 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2010 and the consolidated results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California
March 16, 2011

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands, except per share amounts)

	2011	2010
ASSETS
Cash and due from banks	$19,409	$11,357
Interest-earning deposits in other banks	24,467	89,042
Federal funds sold	928	600
Total cash and cash equivalents	44,804	100,999
Available-for-sale investment securities (Amortized cost of $321,405 at December 31, 2011 and $189,682 at December 31, 2010)	328,413	191,325
Loans, less allowance for credit losses of $11,396 at December 31, 2011 and $11,014 at December 31, 2010	415,999	420,583
Bank premises and equipment, net	5,872	5,843
Other real estate owned	—	1,325
Bank owned life insurance	11,655	11,390
Federal Home Loan Bank stock	2,893	3,050
Goodwill	23,577	23,577
Core deposit intangibles	783	1,198
Accrued interest receivable and other assets	15,027	18,304
Total assets	$849,023	$777,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$208,025	$173,867
Interest bearing	504,961	476,628
Total deposits	712,986	650,495
Short-term borrowings	—	10,000
Long-term debt	4,000	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	19,400	10,553
Total liabilities	741,541	680,203
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series A, no par value, issued and outstanding: none at December 31, 2011 and 7,000 shares at December 31, 2010	—	6,864
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, no par value, issued and outstanding: 7,000 shares at December 31, 2011 and none at December 31, 2010	7,000	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 9,547,816 at December 31, 2011 and 9,109,154 at December 31, 2010	40,552	38,428
Non-voting common stock, 1,000,000 shares authorized; issued and outstanding: none at December 31, 2011 and 258,862 at December 31, 2010	—	1,317
Retained earnings	55,806	49,815
Accumulated other comprehensive income, net of tax	4,124	967
Total shareholders’ equity	107,482	97,391
Total liabilities and shareholders’ equity	$849,023	$777,594
 The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2011, 2010, and 2009
(In thousands, except per share amounts)

	2011	2010	2009
Interest income:
Interest and fees on loans	$26,098	$27,390	$29,920
Interest on deposits in other banks	187	110	8
Interest on Federal funds sold	2	2	48
Interest and dividends on investment securities:
Taxable	4,548	5,472	7,701
Exempt from Federal income taxes	3,464	3,039	3,057
Total interest income	34,299	36,013	40,734
Interest expense:
Interest on deposits	2,662	3,713	5,867
Interest on junior subordinated deferrable interest debentures	100	102	129
Other	180	468	631
Total interest expense	2,942	4,283	6,627
Net interest income before provision for credit losses	31,357	31,730	34,107
Provision for credit losses	1,050	3,800	10,514
Net interest income after provision for credit losses	30,307	27,930	23,593
Non-interest income:
Service charges	2,903	3,225	3,509
Appreciation in cash surrender value of bank owned life insurance	382	392	391
Loan placement fees	274	300	231
Gain on disposal of other real estate owned	615	176	—
Net realized gains (losses) on sales and calls of investment securities	298	(191)	766
Other-than-temporary impairment loss:
Total impairment loss	(31)	(1,587)	(300)
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	(31)	(1,587)	(300)
Federal Home Loan Bank dividends	9	11	7
Other income	1,826	1,395	1,246
Total non-interest income	6,276	3,721	5,850
Non-interest expenses:
Salaries and employee benefits	15,762	14,871	13,926
Occupancy and equipment	3,795	3,867	3,812
Regulatory assessments	845	1,191	1,604
Data processing expense	1,178	1,197	1,316
Advertising	735	669	722
Audit and accounting fees	491	496	503
Legal fees	335	495	330
Other real estate owned	15	1,071	479
Amortization of core deposit intangibles	414	414	414
Loss on sale of assets	5	10	55
Other expense	4,670	4,460	4,370
Total non-interest expenses	28,245	28,741	27,531
Income before provision for (benefit from) income taxes	8,338	2,910	1,912
Provision for (benefit from) income taxes	1,861	(369)	(676)
Net income	$6,477	$3,279	$2,588
Net income	$6,477	$3,279	$2,588
Preferred stock dividends and accretion	486	395	365
Net income available to common shareholders	$5,991	$2,884	$2,223
Basic earnings per common share	$0.63	$0.31	$0.29
Diluted earnings per common share	$0.63	$0.31	$0.28
 The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010, and 2009
(In thousands, except share and per share amounts)

	Preferred Stock						Common Stock			Accumulated Other Compre-hensive	Total	Total
	Series A		Series B		Series C				Retained	Income (Loss)	Share-holders’	Compre-hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, January 1, 2009	—	$—	—	$—	—	$—	7,642,280	$30,479	$44,708	$188	$75,375
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	2,588	—	2,588	$2,588
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	(1,643)	(1,643)	(1,643)
Total comprehensive income												$945
Issuance of preferred stock Series A, net of discount	7,000	6,775	—	—	—	—	—	—	—	—	6,775
Issuance of preferred stock Series B, net of issuance cost	—	—	1,359	1,317	—	—	—	—	—	—	1,317
Issuance of common stock , net of issuance costs	—	—	—	—	—	—	1,264,952	6,441	—	—	6,441
Issuance of common stock warrants	—	—	—	—	—	—	—	225	—	—	225
Stock-based compensation expense	—	—	—	—	—	—	—	284	—	—	284
Stock options exercised and related tax benefit	—	—	—	—	—	—	42,522	182	—	—	182
Preferred stock dividends and accretion	—	44	—	—	—	—	—	—	(365)	—	(321)
Balance, December 31, 2009	7,000	6,819	1,359	1,317	—	—	8,949,754	37,611	46,931	(1,455)	91,223

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2011, 2010, and 2009
(In thousands, except share and per share amounts)

	Preferred Stock						Common Stock			Accumulated Other Compre-hensive	Total	Total
	Series A		Series B		Series C				Retained	Income (Loss)	Share-holders’	Compre-hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, December 31, 2009	7,000	$6,819	1,359	$1,317	—	$—	8,949,754	$37,611	$46,931	$(1,455)	$91,223
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	3,279	—	3,279	$3,279
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	2,422	2,422	2,422
Total comprehensive income												$5,701
Conversion of preferred stock Series, B to common stock - non-voting	—	—	(1,359)	(1,317)	—	—	258,862	1,317	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	239	—	—	239
Stock options exercised and related tax benefit	—	—	—	—	—	—	159,400	578	—	—	578
Preferred stock dividends and accretion	—	45	—	—	—	—	—	—	(395)	—	(350)
Balance, December 31, 2010	7,000	6,864	—	—	—	—	9,368,016	39,745	49,815	967	97,391

(Continued)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Continued)
For the Years Ended December 31, 2011, 2010, and 2009
(In thousands, except share and per share amounts)

	Preferred Stock						Common Stock			Accumulated Other Compre-hensive	Total	Total
	Series A		Series B		Series C				Retained	Income (Loss)	Share-holders’	Compre-hensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	(Net of Taxes)	Equity	Income
Balance, December 31, 2010	7,000	$6,864	—	$—	—	$—	9,368,016	$39,745	$49,815	$967	$97,391
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	6,477	—	6,477	$6,477
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	3,157	3,157	3,157
Total comprehensive income												$9,634
Stock-based compensation expense	—	—	—	—	—	—	—	196	—	—	196
Issuance of preferred stock Series C	—	—	—	—	7,000	7,000	—	—	—	—	7,000
Redemption of preferred stock Series A	(7,000)	(7,000)	—	—	—	—	—	—	—	—	(7,000)
Repurchase and retirement of common stock warrants	—	—	—	—	—	—	—	(185)	—	—	(185)
Stock options exercised and related tax benefit	—	—	—	—	—	—	179,800	796	—	—	796
Preferred stock dividends and accretion	—	136	—	—	—	—	—	—	(486)	—	(350)
Balance, December 31, 2011	—	$—	—	$—	7,000	$7,000	9,547,816	$40,552	$55,806	$4,124	$107,482

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2011, 2010, and 2009 (In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$6,477	$3,279	$2,588
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	266	107	174
Depreciation	1,212	1,262	1,367
Accretion	(715)	(983)	(1,796)
Amortization	3,590	2,014	414
Stock-based compensation	196	239	284
Tax benefit from exercise of stock options	(116)	(28)	(7)
Provision for credit losses	1,050	3,800	10,514
Net other than temporary impairment losses on investment securities	31	1,587	300
Net realized (gains) losses on sales and calls of available-for-sale investment securities	(298)	191	(942)
Net realized losses on sales of held-to-maturity investment securities	—	—	176
Net loss on sale and disposal of equipment	5	10	55
Net gain on sale of other real estate owned	(615)	(66)	—
Write down of other real estate owned and other property	—	638	356
Increase in bank owned life insurance, net of expenses	(204)	(392)	(190)
Net gain on bank owned life insurance	(85)	—	—
Net (increase) decrease in accrued interest receivable and other assets	(700)	3,281	(1,106)
Net decrease (increase) in prepaid FDIC Assessments	705	981	(3,740)
Net increase (decrease) in accrued interest payable and other liabilities	8,515	594	(2,259)
Provision (benefit) for deferred income taxes	1,270	(2,337)	788
Net cash provided by operating activities	20,584	14,177	6,976
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(214,569)	(39,985)	(82,178)
Purchases of held-to-maturity investment securities	—	—	(410)
Proceeds from sales or calls of available-for-sale investment securities	44,700	19,594	40,407
Proceeds from calls of held-to-maturity investment securities	—	—	1,474
Proceeds from maturity and principal repayment of available-for-sale investment securities	35,951	28,058	32,877
Proceeds from principal repayments of held-to-maturity investment securities	—	—	2,793
Net decrease in loans	2,815	21,214	14,379
Proceeds from sale of other real estate owned	2,472	4,203	—
Purchases of premises and equipment	(1,246)	(595)	(991)
FHLB stock redeemed	157	90	—
Proceeds from bank owned life insurance	146	—	430
Proceeds from sale of premises and equipment	—	5	—
Net cash (used in) provided by investing activities	(129,574)	32,584	8,781
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	87,928	33,877	16,415
Net decrease in time deposits	(25,437)	(23,548)	(11,306)
Proceeds from issuance of Series A preferred stock and warrants	—	—	7,000
Net proceeds from issuance of Series B preferred stock	—	—	1,317
Net proceeds from issuance of common stock	—	—	6,441
Proceeds from long-term borrowings from Federal Home Loan Bank	—	—	10,000
Repayments of long-term borrowings to Federal Home Loan Bank	(10,000)	(5,000)	(10,000)
Repayments of borrowings from other financial institutions	—	—	(6,367)
Proceeds from exercise of stock options	680	550	175
Repurchase of common stock warrant	(185)	—	—
Tax benefit from exercise of stock options	116	28	7
Cash dividend payments on preferred stock	(307)	(349)	(277)

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2011, 2010, and 2009 (In thousands)

	2011	2010	2009
Net cash provided by financing activities	52,795	5,558	13,405
(Decrease) increase in cash and cash equivalents	(56,195)	52,319	29,162
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	100,999	48,680	19,518
CASH AND CASH EQUIVALENTS AT END OF YEAR	$44,804	$100,999	$48,680
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,186	$4,485	$6,983
Income taxes	$826	$301	$690
Non-cash investing and financing activities:
Redemption of preferred stock Series A and issuance of preferred stock Series C	$7,000	$—	$—
Transfer of loans to other real estate owned	$244	$3,467	$3,921
Assumption of other real estate owned liabilities	$288	$—	$—
Transfer of loans to other assets	$209	$—	$—
Accrued preferred stock dividends	$88	$45	$44

The accompanying notes are an integral part of these consolidated financial statements

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2011. Reclassifications had no affect on prior year net income or shareholders’ equity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.

For financial reporting purposes, Service 1st Capital Trust I, is a wholly-owned subsidiary acquired in the merger of Service 1st Bancorp and formed for the exclusive purpose of issuing trust preferred securities. The Company is considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability on the Company's consolidated financial statements.  The Company’s investment in the common stock of the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. The allowance for credit losses, deferred taxes assets and fair values of financial instruments are estimates which are particularly subject to change.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash, due from banks with maturities less than 90 days, and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value. For the year ended December 31, 2011, there were no transfers between categories. During 2010, management transferred one CMO security totaling $3,078,000 from Level 3 to Level 2 and other equity securities totaling $7,588,000 from Level 3 to Level 1. The transfers occurred to correct misclassification errors in prior periods.  At December 31, 2011, the Company had no held-to-maturity securities.

Gains or losses on the sale of investment securities are computed on the specific identification method.  Interest earned on investment securities is reported in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. Premiums and discounts on securities are amortized or accreted on the level yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.

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

Loans

For all loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at principal balances outstanding net of deferred loan fees and costs, and the allowance for credit losses.  Interest is accrued daily based upon outstanding loan balances.  However, for all loans when, in the opinion of management, loans are considered impaired and the future collectibility of interest and principal is in serious doubt, a loan is placed on nonaccrual status and the accrual of interest income is suspended.  Any loan 90 days or more delinquent is automatically placed on nonaccrual status. Any interest accrued but unpaid is charged against income.  Payments received are applied to reduce principal to ensure collection.  Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to principal until fully collected and then to interest.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are individually evaluated for impairment. A loan is moved to non-accrual status in accordance with the Company's policy, typically after 90 days of non-payment. A loan placed in non-accrual status may be restored to accrual status when principal and interest are no longer past due and unpaid, or the loan otherwise becomes both well secured and in the process of collection. When a loan is brought current the Company must also have a reasonable assurance that the obligor has the ability to meet all contractual obligations in the future, that the loan will be repaid within a reasonable period of time, and that a minimum of six months of satisfactory repayment performance has occurred.

Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, and amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Purchased Loans

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of probable credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.

A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.  Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDRs are considered impaired and measured for impairment as described above. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

The determination of the general reserve for loans that are not impaired is based on estimates made by management,  including but not limited to, consideration of historical losses by portfolio segment over the most recent eight quarters, internal asset classifications, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment.  These portfolio segments include commercial, real estate, and consumer loans.  The relative significance of risk considerations vary by portfolio segment. For commercial and real estate loans, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for real estate loans. The primary risk considerations for consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value. The allowance for credit losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

The Company assigns a risk rating to all loans, except pools of homogeneous loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectibility of the portfolio. The most recent review of risk rating was completed in December 2011. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:

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

Commercial:

Commercial and industrial — Commercial and industrial loans generally possess a lower inherent risk of loss than real estate portfolio segments as these loans are generally underwritten to existing cash flows of operating businesses.  Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.

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

Agricultural real estate — Agricultural real estate loans generally possess a higher inherent risk of loss caused by changes in concentration of permanent plantings, government subsidies, and the value of the U.S. dollar effecting the export of commodities.

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

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation.  Depreciation is determined using the straight-line method over the estimated useful lives of the related assets.  The useful lives of Bank premises are estimated to be between twenty and forty years.  The useful lives of improvements to Bank premises, furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

The Bank evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Other Real Estate Owned

Other real estate owned (OREO) is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure.  Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses.  OREO is initially recorded at fair value less estimated disposition costs.  Fair value of OREO is generally based on an independent appraisal of the property.  Subsequent to initial measurement, OREO is carried at the lower of the recorded investment or fair value less disposition costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Revenues and expenses associated with OREO are reported as a component of noninterest expense when incurred.

Goodwill

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2011 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In 2011, Accounting Standards Update (ASU) 2011-08 was issued that provided additional guidance on the determination of whether an impairment of goodwill has occurred, including the introduction of a qualitative review of factors that might indicate that a goodwill impairment has occurred. ASU 2011-08 is effective for our 2012 reporting year; however, the Company early adopted this standard as of September 30, 2011. The Company performed our annual impairment test in the third quarter of 2011 utilizing the qualitative factors cited in the ASU.

Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on the analysis performed by management, there were no indications that the Company's goodwill was impaired at September 30, 2011.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2011, so goodwill was not required to be retested.

Intangible Assets

The intangible assets at December 31, 2011 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at December 31, 2011 was $783,000, net of $2,117,000 in accumulated amortization expense.  The carrying value at December 31, 2010 was $1,198,000, net of $1,702,000 accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2011 and determined no impairment was necessary. Amortization expense recognized was $414,000 for 2011, 2010, and 2009.

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

 Retirement Plans

Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Earnings Per Common Share

Basic earnings per common share (EPS), which excludes dilution, is computed by dividing income available to common shareholders (net income after deducting dividends on preferred stock and accretion of discount) by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, result in the issuance of common stock which shares in the earnings of the Company.  All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and splits and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Share-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire awards.

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2011, 2010, and 2009 were $116,000, $28,000, and $7,000, respectively.

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 2. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Recent Accounting Pronouncements

Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides for a more consistent application of the accounting guidance for troubled debt restructurings (TDRs). This ASU clarified guidance on a creditor's evaluation of whether it has granted a concession to a borrower, and clarified guidance to determine if a borrower is experiencing financial difficulties. This ASU also finalized the disclosures required in a creditor's financial statements related to TDRs. The new provisions of this standard became effective on July 1, 2011.

As a result of adopting ASU 2011-02, management reassessed all restructurings that occurred on or after January 1, 2011 and identified six loans totaling $15,293,000 that were not previously identified as TDRs which now qualify as TDRs under the guidance of ASU 2011-02. The identification of the $15,293,000 of TDRs resulted in an increase to the specific reserves added to the allowance for credit losses of $1,471,000 at December 31, 2011.

Impact of New Financial Accounting Standards

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in

ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management does not believe the adoption of this ASU will have a significant impact on the Company's financial position, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification TM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In October 2011, FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for fiscal years and interim periods with those years beginning after December 15, 2011. The remaining provisions of ASU 2011-05 should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Management does not believe the adoption of this ASU will have a significant impact on the Company's financial position, results of operations or cash flows.

Intangibles - Goodwill and Other Topics

The FASB has issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350 ): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not'' that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has elected to early-adopt the provisions of ASU 2011-08 and apply the provisions to management's annual evaluation of the Company's Goodwill as of September 30, 2011. The impact of adoption was not material to the Company's financial position, results of operations or cash flows.

2.	FAIR VALUE MEASUREMENTS

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$19,409	$19,409	$11,357	$11,357
Interest-earning deposits in other banks	24,467	24,467	89,042	89,042
Federal funds sold	928	928	600	600
Available-for-sale investment securities	328,413	328,413	191,325	191,325
Loans, net	415,999	418,084	420,583	405,876
Federal Home Loan Bank stock	2,893	N/A	3,050	N/A
Accrued interest receivable	3,953	3,953	3,467	3,467
Financial liabilities:
Deposits	$712,986	$719,673	$650,495	$651,668
Short-term borrowings	—	—	10,000	10,000
Long-term debt	4,000	4,146	4,000	4,256
Junior subordinated deferrable interest debentures	5,155	2,706	5,155	2,320
Accrued interest payable	230	230	475	475

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

The following methods and assumptions were used to estimate the fair value of financial instruments.  For cash and due from banks, interest-earning deposits in other banks, Federal funds sold, variable-rate loans, accrued interest receivable and payable, demand deposits and short-term borrowings, the carrying amount is estimated to be fair value.  It was not practicable to determine the fair value of Federal Home Loan Bank (FHLB) stock due to restrictions placed on its transferability. For investment securities, fair values are based on quoted market prices, quoted market prices for similar securities and indications of value provided by brokers.  The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities.  The fair value of long-term debt and subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

Fair Value Hierarchy

In accordance with applicable accounting guidance, the Company groups its assets and liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Valuations within these levels are based upon:

Level 1 — Quoted market prices (unadjusted) for identical instruments traded in active exchange markets that the Company has the ability to access as of the measurement date.

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

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2011, no transfers between levels occurred.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government sponsored entities and agencies	$149	$—	$149	$—
Obligations of states and political subdivisions	108,431	—	108,431	—
U.S. Government agencies collateralized by mortgage obligations	200,839	—	200,839	—
Other collateralized mortgage obligations	11,103	—	11,103	—
Other equity securities	7,891	7,891	—	—
Total assets and liabilities measured at fair value	$328,413	$7,891	$320,522	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities.

The balance of Level 3 assets measured at fair value on a recurring basis was zero for the year ended December 31, 2011. There were no transfers between Levels 1, 2 or 3 for the year ended December 31, 2011.

There were no liabilities measured at fair value on a recurring basis at December 31, 2011.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2011 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Gains (Losses) in the Year
Impaired loans:
Commercial:
Commercial and industrial	$2,312	$—	$—	$2,312	$(271)
Total commercial	2,312	—	—	2,312	(271)
Real estate:
Owner occupied	873	—	—	873	(65)
Real estate-construction and other land loans	8,782	—	—	8,782	(996)
Commercial real estate	1,487	—	—	1,487	(1,366)
Total real estate	11,142	—	—	11,142	(2,427)
Consumer:
Equity loans and lines of credit	2,003	—	—	2,003	4
Consumer and installment	51	—	—	51	(23)
Total consumer	2,054	—	—	2,054	(19)
Total impaired loans	15,508	—	—	15,508	(2,717)
Total assets and liabilities measured at fair value on a non-recurring basis	$15,508	$—	$—	$15,508	$(2,717)

The fair value of impaired loans and other real estate owned is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the years ended December 31, 2011 and 2010.

In accordance with the provisions of ASC 360-10, impaired loans with a carrying value of $19,876,000 were written down to their fair value of $15,508,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government sponsored entities and agencies	$195	$—	$195	$—
Obligations of states and political subdivisions	75,090	—	75,090	—
U.S. Government agencies collateralized by mortgage obligations	90,077	—	90,077	—
Other collateralized mortgage obligations	17,838	—	17,838	—
Corporate debt securities	504	—	504	—
Other equity securities	7,661	7,661	—	—
Total assets and liabilities measured at fair value	$191,365	$7,661	$183,704	$—

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

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2010 totaled $248,000 and were included in non-interest income. During 2010, management transferred one CMO security totaling $3,078,000 from Level 3 to Level 2 and other equity securities totaling $7,588,000 from Level 3 to Level 1. The transfers occurred to correct immaterial misclassification errors in prior periods.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2010 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Losses in the Year
Impaired loans:
Commercial and industrial	$838	$—	$—	$838	$(208)
Total commercial	838			838	(208)
Real estate:
Owner occupied	1,016	—	—	1,016	(261)
Real estate-construction and other land loans	4,773	—	—	4,773	(1,170)
Commercial real estate	679	—	—	679	(47)
Total real estate	6,468	—	—	6,468	(1,478)
Consumer
Equity loans and lines of credit	2,007	—	—	2,007	(460)
Total consumer	2,007	—	—	2,007	(460)

Total Impaired	9,313			9,313	(2,146)
Other real estate owned	1,325	—	—	1,325	(309)
Other repossessed assets	98	—	—	98	—
Total assets and liabilities measured at fair value on a non-recurring basis	$10,736	$—	$—	$10,736	$(2,455)

The fair value of impaired loans included above and other real estate owned is based on the fair value of the collateral.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.

In accordance with the provision of ASC 360-10, impaired loans with a carrying value of $11,437,000 were written down to their fair value of $9,313,000 resulting in an impairment charge of $2,124,000. The valuation allowance represents specific allocation for the allowance for credit loans for impaired loans.

The fair value of other real estate owned is based on property appraisals at the time of transfer and as appropriate thereafter, less estimated costs to sell. Other real estate owned is periodically reviewed to determine whether the property continues to be carried at lower of it's recorded book value or estimated fair value, net of estimated selling costs. In 2010, other real estate properties were written down $309,000 to their estimated fair values of $1,325,000. In 2010, other repossessed assets were recorded at their estimated realizable value of $98,000.

3.	INVESTMENT SECURITIES

The investment portfolio consists primarily of U.S. Government sponsored entities and agencies, mortgage backed securities, and obligations of states and political subdivisions all of which are classified as available-for-sale.  As of December 31, 2011, $109,119,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $7,008,000 at December 31, 2011 compared to an unrealized gain of $1,643,000 at December 31, 2010.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government sponsored entities and agencies	$149	$—	$—	$149
Obligations of states and political subdivisions	101,030	7,732	(331)	108,431
U.S. Government agencies collateralized by mortgage obligations	204,222	1,402	(1,080)	204,544
Other collateralized mortgage obligations	8,408	245	(1,255)	7,398
Other equity securities	7,596	295	—	7,891
	$321,405	$9,674	$(2,666)	$328,413

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government sponsored entities and agencies	$190	$5	$—	$195
Obligations of states and political subdivisions	74,598	1,884	(1,432)	75,050
U.S. Government agencies collateralized by mortgage obligations	88,105	2,092	(120)	90,077
Other collateralized mortgage obligations	18,661	506	(1,329)	17,838
Corporate debt securities	500	4	—	504
Other equity securities	7,628	33	—	7,661
	$189,682	$4,524	$(2,881)	$191,325

Investment securities with unrealized losses at December 31, 2011 and 2010 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$1,194	$(20)	$2,598	$(311)	$3,792	$(331)
U.S. Government agencies collateralized by mortgage obligations	105,902	(1,080)	—	—	105,902	(1,080)
Other collateralized mortgage obligations	32	(1)	4,917	(1,254)	4,949	(1,255)
	$107,128	$(1,101)	$7,515	$(1,565)	$114,643	$(2,666)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$24,782	$(904)	$3,168	$(528)	$27,950	$(1,432)
U.S. Government agencies collateralized by mortgage obligations	9,131	(120)	—	—	9,131	(120)
Other collateralized mortgage obligations	286	(2)	10,136	(1,327)	10,422	(1,329)
	$34,199	$(1,026)	$13,304	$(1,855)	$47,503	$(2,881)

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations. As of December 31, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Under ASC 320-10, the portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings. The discount rate in this analysis is the original yield expected at time of purchase.
As of December 31, 2011, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at December 31, 2011, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2011 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies. Management retained the services of a third party in November 2011 to provide independent valuation and OTTI analysis of private label residential mortgage backed securities (PLRMBS).

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

The evaluation for PLRMBS also includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the most likely estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s original yield at time of purchase) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of December 31, 2011.  In performing the cash flow analysis for each security, the

Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

The month-by-month projections of future loan performance are allocated to the various security classes in each securitization structure in accordance with the structure's prescribed cash flow and loss allocation rules.  When the credit enhancement for the senior securities in a securitization is derived from the presence of subordinated securities, losses are allocated first to the subordinated securities until their principal balance is reduced to zero.  The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.  The scenario of cash flows determined based on the model approach described above reflects a best-estimate scenario.

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

U.S. Government Sponsored Entities and Agencies

At December 31, 2011, the Company held one U.S. Government sponsored entities and agencies security and it was not in a loss position.

Obligations of States and Political Subdivisions

At December 31, 2011, the Company held 178 obligations of states and political subdivision securities of which two were in a loss position for less than 12 months and four were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

U.S. Government Agencies Collateralized by Mortgage Obligations

At December 31, 2011, the Company held 183 U.S. Government agency securities collateralized by mortgage obligation securities of which 54 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in U.S. government agencies collateralized by mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Other Collateralized Mortgage Obligations

At December 31, 2011, the Company had a total of 27 PLRMBS with a remaining principal balance of $8,408,000 and a net unrealized loss of approximately $1,010,000.  Eight of these securities account for $1,255,000 of the unrealized loss at December 31, 2011 offset by 19 of these securities with gains totaling $245,000.  Seven of these PLRMBS with a remaining principal balance of $6,224,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s original yield at time of purchase are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired. No credit related OTTI charges related to PLRMBS were recorded during the year ended December 31, 2011.

Other Equity Securities

At December 31, 2011, the Company had a total of two mutual fund equity investments, one of which had been in an unrealized loss position for more than 12 months. Based on management’s evaluation of the nature of the decline in net asset value on this mutual fund, the Company recorded an OTTI charge of $31,000 during the year ended December 31, 2011.

Investment securities as of December 31, 2011 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Loss	Rating	Agency	12 Month Historical Prepayment Rates %	Projected CDR Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$2,400	$1,931	$(469)	D	Fitch	11.06	8.64	51	97.25	—
CWALT 1	781	583	(198)	C	Fitch	10.11	6.40	63	100.73	3.02
CWALT 2	367	217	(150)	C	Fitch	9.07	7.30	66	101.38	0.98
FHAMS	2,179	1,831	(348)	D	Fitch	10.7	10.36	48	95	—
BAALT	141	123	(18)	CCC	Fitch	7.66	4.79	56	97.24	4.7
ABFS	302	231	(71)	D	S&P	4.7	13.00	80	97.46	—
CONHE	54	72	18	B3	Moody's	—	1.00	60	86.39	—
	$6,224	$4,988	$(1,236)

All securities in the above table are private label residential collateralized mortgage obligations.

Net unrealized gains on available-for-sale investment securities totaling $7,008,000 and $1,643,000 are recorded net of $2,884,000 and $676,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2011 and 2010, respectively.

Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2011, 2010 and 2009 are shown below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Available-for-Sale Securities
Proceeds from sales or calls	$44,700	$19,594	$40,407
Gross realized gains from sales or calls	$1,119	$296	$1,438
Gross realized losses from sales or calls	$(821)	$(487)	$(496)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Held-to-Maturity
Proceeds from sales or calls	$—	$—	$1,474
Gross realized losses from sales or calls	$—	$—	$(176)

In 2009, one security was transferred from held-to-maturity to available-for-sale at its fair value based on management’s intent to sell, and subsequent to the transfer, a $300,000 charge to earnings was recorded as OTTI expense.  There were no sales or transfers of held-to-maturity investment securities for the years ended December 31, 2011 or 2010.  The Company did not have any held-to-maturity securities at December 31, 2011 or 2010.

The following tables provide a roll forward for the years ended December 31, 2011 and 2010 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the years ended
(In thousands)	December 31, 2011	December 31, 2010
Beginning balance	$1,387	$300
Amounts related to credit loss for which an OTTI charge was not previously recognized	31	1,587
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized losses for securities sold	(635)	(500)
Ending balance	$783	$1,387

The amortized cost and estimated fair value of investment securities at December 31, 2011 and 2010 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2011	Amortized Cost	Estimated Fair Value
Within one year	$569	$574
After one year through five years	8,705	9,480
After five years through ten years	20,553	22,179
After ten years	71,352	76,347
	101,179	108,580
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	204,222	200,839
Other collateralized mortgage obligations	8,408	11,103
Other equity securities	7,596	7,891
	$321,405	$328,413

December 31, 2010	Amortized Cost	Estimated Fair Value
Within one year	$500	$504
After one year through five years	6,350	6,819
After five years through ten years	18,274	18,664
After ten years	50,164	49,762
	75,288	75,749
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	88,105	90,077
Other collateralized mortgage obligations	18,661	17,838
Other equity securities	7,628	7,661
Total	$189,682	$191,325

Investment securities with amortized costs totaling $102,527,000 and $127,293,000 and fair values totaling $109,119,000 and $129,968,000 were pledged to secure public deposits, other contractual obligations and short-term borrowings at December 31, 2011 and 2010, respectively.

4.	LOANS

Outstanding loans are summarized as follows:

Loan Type	December 31, 2011	% of Total loans	December 31, 2010	% of Total loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$78,089	18.3%	$81,318	18.8%
Agricultural land and production	29,958	7.0%	20,604	4.8%
Total commercial	108,047	25.3%	101,922	23.6%
Real estate:
Owner occupied	113,183	26.4%	111,888	25.9%
Real estate construction and other land loans	33,047	7.7%	32,038	7.4%
Commercial real estate	62,523	14.6%	63,627	14.7%
Agricultural real estate	42,596	9.9%	44,397	10.3%
Other real estate	7,892	1.8%	8,103	1.9%
Total real estate	259,241	60.4%	260,053	60.2%
Consumer:
Equity loans and lines of credit	51,106	12.0%	58,860	13.6%
Consumer and installment	9,765	2.3%	11,261	2.6%
Total consumer	60,871	14.3%	70,121	16.2%
Deferred loan fees, net	(764)		(499)
Total gross loans	427,395	100.0%	431,597	100.0%
Allowance for credit losses	(11,396)		(11,014)
Total loans	$415,999		$420,583

At December 31, 2011 and 2010, loans originated under Small Business Administration (SBA) programs totaling $6,421,000 and $7,932,000, respectively, were included in the real estate and commercial categories.

Salaries and employee benefits totaling $229,000, $305,000, and $229,000 have been deferred as loan origination costs for the years ended December 31, 2011, 2010, and 2009, respectively.

5.	ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance, beginning of year	$11,014	$10,200	$7,223
Provision charged to operations	1,050	3,800	10,514
Losses charged to allowance	(1,532)	(4,122)	(7,926)
Recoveries	864	1,136	389
Balance, end of year	$11,396	$11,014	$10,200

The following table shows the allocation of the allowance for loan losses as of and for the year ended December 31, 2011 by class of loan and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,437	$5,836	$2,503	$238	$11,014
Provision charged to operations	(177)	1,403	(77)	(99)	1,050
Losses charged to allowance	(280)	(312)	(940)	—	(1,532)
Recoveries	286	228	350	—	864
Balance, end of year	$2,266	$7,155	$1,836	$139	$11,396
Ending balance: individually evaluated for impairment	$231	$3,764	$373	$—	$4,368
Ending balance: collectively evaluated for impairment	$2,035	$3,391	$1,463	$139	$7,028
Loans:
Balance, end of year	$108,047	$259,241	$60,871	$—	$428,159
Ending balance: individually evaluated for impairment	$3,857	$17,359	$2,428	$—	$23,644
Ending balance: collectively evaluated for impairment	$104,190	$241,882	$58,443	$—	$404,515

The following table shows the allocation of the allowance for loan losses at December 31, 2010 by class of loan and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, end of year	$2,437	$5,836	$2,503	$238	$11,014
Ending balance: individually evaluated for impairment	$227	$1,477	$420	$—	$2,124
Ending balance: collectively evaluated for impairment	$2,210	$4,359	$2,083	$238	$8,890
Loans:
Balance, end of year	$101,922	$260,053	$70,121	$—	$432,096
Ending balance: individually evaluated for impairment	$1,475	$13,432	$3,654	$—	$18,561
Ending balance: collectively evaluated for impairment	$100,447	$246,621	$66,467	$—	$413,535

The following table shows the loan portfolio allocated by management’s internally assigned risk grade ratings at December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$70,093	$2,595	$5,401	$—	$78,089
Agricultural land and production	29,958	—	—	—	29,958
Real Estate:
Owner occupied	105,308	3,125	4,750	—	113,183
Real estate construction and other land loans	15,717	4,056	13,274	—	33,047
Commercial real estate	47,323	5,035	10,165	—	62,523
Agricultural real estate	40,808	1,788	—	—	42,596
Other real estate	7,672	220	—	—	7,892
Consumer:
Equity loans and lines of credit	46,939	1,047	3,120	—	51,106
Consumer and installment	9,570	105	90	—	9,765
	$373,388	$17,971	$36,800	$—	$428,159

The following table shows the loan portfolio allocated by management’s internally assigned risk grade ratings at December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$70,877	$3,827	$6,614	$—	$81,318
Agricultural land and production	19,511	—	1,093	—	20,604
Real Estate:
Owner occupied	100,278	6,336	5,274	—	111,888
Real estate construction and other land loans	10,286	6,330	15,422	—	32,038
Commercial real estate	49,294	3,118	11,215	—	63,627
Agricultural real estate	39,791	1,903	2,703	—	44,397
Other real estate	8,103	—	—	—	8,103
Consumer:
Equity loans and lines of credit	52,004	1,900	4,956	—	58,860
Consumer and installment	11,126	—	135	—	11,261
	$361,270	$23,414	$47,412	$—	$432,096

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2011 (amounts in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (nonaccrual)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$57	$—	$236	$293	$77,796	$78,089	$—	$267
Agricultural land and production	—	—	—	—	29,958	29,958	—	—
Real estate:
Owner occupied	—	—	122	122	113,061	113,183	—	1,372
Real estate construction and other land loans	1,532	—	—	1,532	31,515	33,047	—	6,823
Commercial real estate	—	—	3,544	3,544	58,979	62,523	—	3,544
Agricultural real estate	—	—	—	—	42,596	42,596	—	—
Other real estate	—	—	—	—	7,892	7,892	—	—
Consumer:							—
Equity loans and lines of credit	123	—	97	220	50,886	51,106	—	2,354
Consumer and installment	29	74	—	103	9,662	9,765	—	74
	$1,741	$74	$3,999	$5,814	$422,345	$428,159	$—	$14,434

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2010 (amounts in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (nonaccrual)	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$164	$—	$—	$164	$81,154	$81,318	$—	$2,355
Agricultural land and production	—	—	—	—	20,604	20,604	—	—
Real estate:				0		0	0	0
Owner occupied	863	—	—	863	111,025	111,888	—	3,777
Real estate construction and other land loans	—	—	5,634	5,634	26,404	32,038	—	7,827
Commercial real estate	2,316	—	726	3,042	60,585	63,627	—	1,828
Agricultural real estate	—	—	—	—	44,397	44,397	—	—
Other real estate	—	—	—	—	8,103	8,103	—	2,286
Consumer:				0		0	—	0
Equity loans and lines of credit	—	—	180	180	58,680	58,860	—	—
Consumer and installment	78	—	—	78	11,183	11,261	—	488
	$3,421	$—	$6,540	$9,961	$422,135	$432,096	$—	$18,561

The following table shows information related to impaired loans at and for the year ended December 31, 2011 (amounts in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,140	$2,160	$—	$1,090	$—
Agricultural land and production	—	—	—	—	—
Total commercial	2,140	2,160	—	1,090	—
Real estate:
Owner occupied	231	243	—	59	—
Real estate construction and other land loans	1,532	1,906	—	1,378	—
Commercial real estate	1,801	1,801	—	251	—
Agricultural real estate	—	—	—	—	—
Other real estate	—	—	—	—	—
Total real estate	3,564	3,950	—	1,688	—
Consumer:
Equity loans and lines of credit	—	—	—	—	—
Consumer and installment	—	—	—	—	—
Total consumer	—	—	—	—	—
Total with no related allowance recorded	5,704	6,110	—	2,778	—
With an allowance recorded:
Commercial:
Commercial and industrial	1,717	1,718	231	669	181
Agricultural land and production	—	—	—	—	—
Total commercial	1,717	1,718	231	669	181
Real estate:
Owner occupied	1,141	1,216	268	1,057	—
Real estate construction and other land loans	10,911	11,490	2,130	5,985	230
Commercial real estate	1,743	1,743	1,366	277	—
Agricultural real estate	—	—	—	—	—
Other real estate	—	—	—	—	—
Total real estate	13,795	14,449	3,764	7,319	230
Consumer:
Equity loans and lines of credit	2,354	2,581	350	1,419	—
Consumer and installment	74	74	23	74	—
Total consumer	2,428	2,655	373	1,493	—
Total with an allowance recorded	17,940	18,822	4,368	9,481	411
Total	$23,644	$24,932	$4,368	$12,259	$411

The following table shows information related to impaired loans at and for the year ended December 31, 2010 (amounts in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$410	$435	$—	$495	$—
Agricultural land and production	—	—	—	—	—
Total commercial	410	435	—	495	—
Real estate:
Owner occupied	1,775	2,147	—	1,115	—
Real estate construction and other land loans	1,885	2,056	—	2,667	—
Commercial real estate	1,828	1,834	—	1,521	—
Agricultural real estate	—	—	—	—	—
Other real estate	—	—	—	—	—
Total real estate	5,488	6,037	—	5,303	—
Consumer:
Equity loans and lines of credit	1,228	1,245	—	649	—
Consumer and installment	—	—	—	—	—
Total consumer	1,228	1,245	—	649	—
Total with no related allowance recorded	7,126	7,717	—	6,447	—
With an allowance recorded:
Commercial:
Commercial and industrial	1,065	1,140	227	1,575	—
Agricultural land and production	—	—	—	—	—
Total commercial	1,065	1,140	227	1,575	—
Real estate:					—
Owner occupied	1,276	1,284	260	1,672	—
Real estate construction and other land loans	5,942	6,290	1,170	5,995	—
Commercial real estate	726	824	47	243	—
Agricultural real estate	—	—	—	—	—
Other real estate	—	—	—	—	—
Total real estate	7,944	8,398	1,477	7,910	—
Consumer:
Equity loans and lines of credit	2,426	2,459	420	1,628	—
Consumer and installment	—	—	—	91	—
Total consumer	2,426	2,459	420	1,719	—
Total with an allowance recorded	11,435	11,997	2,124	11,204	—
Total	$18,561	$19,714	$2,124	$17,651	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Nonaccrual loans totaled $14,434,000 and $18,561,000 at December 31, 2011 and 2010, respectively.  Foregone interest on nonaccrual loans totaled $954,000, $1,228,000, and $852,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  There were no accruing loans past due 90 days or more at December 31, 2011 or 2010.

Included in the impaired and nonaccrual loans above at December 31, 2011 are 11 loans considered troubled debt restructurings totaling $19,811,000.

Troubled Debt Restructurings:

The Company has allocated $3,217,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011. The Company has committed to lend additional amounts totaling up to $302,000 as of December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2011 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.

Modifications involving a reduction of the stated interest rate occurred on one loan which will mature the first quarter of 2012. Modifications involving an extension of the maturity date were for periods ranging from one month to three years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011 (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post-Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial:
Commercial and Industrial	2	$3,089	$—	$3,089	$2,791
Total commercial	2	3,089	—	3,089	2,791
Real Estate:
Owner occupied	1	1,074	—	1,074	1,019
Real estate-construction and other land loans	3	11,094	—	11,094	10,911
Commercial real estate	1	1,110		1,110	1,110
Total real estate	5	13,278	—	13,278	13,040
Consumer:
Equity loans and line of credit	1	2,271	—	2,271	1,648
Total Consumer	1	2,271	—	2,271	1,648
	8	$18,638	$—	$18,638	$17,479

(1) Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2) Principal Modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.
(3) Balance outstanding after principal modification, if any borrower reduction to recorded investment.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the year ended December 31, 2011 (in thousands):

	Number of Loans	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Real Estate:
Commercial real estate	1	$1,110

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings described above resulted in an increase to the specific reserves added to the allowance for credit losses of $1,471,000 and resulted in no charge offs during the year ended December 31, 2011.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Land	$838	$580
Buildings and improvements	3,354	3,091
Furniture, fixtures and equipment	7,813	7,263
Leasehold improvements	3,599	3,569
	15,604	14,503
Less accumulated depreciation and amortization	(9,732)	(8,660)
	$5,872	$5,843

Depreciation and amortization included in occupancy and equipment expense totaled $1,212,000, $1,262,000 and $1,367,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

7.	OTHER REAL ESTATE OWNED

The Company had no other real estate owned (OREO) at December 31, 2011. At December 31, 2010 the Company had $1,325,000 invested in properties acquired through foreclosure.  The properties are described in the following paragraph.  These properties are carried at their fair value.  Fair value is based on recently obtained third-party appraisals or recent offers on like properties. The table below provides a summary of the change in other real estate owned (OREO) balances for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Balance, Beginning of year	$1,325	$2,832
Additions	532	3,467
Dispositions	(2,472)	(4,449)
Write-downs	—	(591)
Net gain on disposition	615	66
Balance, End of year	$—	$1,325

As of December 31, 2011 the Bank had no OREO properties. In 2011, the Bank foreclosed on three other loans collateralized by real estate with net realizable values totaling $527,000. During the year ended December 31, 2011, the remaining 12 units of the medical office condominium project along with the three other properties were sold. Proceeds from OREO sales totaled $2,472,000 during 2011. The Company realized a $615,000 net recovery from the sale of all units.

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

In 2010, the Bank foreclosed on three other loans collateralized by real estate with net realizable values totaling $923,000.  The properties were all sold in 2010.  During the year ended December 31, 2010, the Company realized a $176,000 net recovery from the sale of one property and realized losses on the sale of two other properties totaling $109,000. The Company sold the third property for its carrying value. Thus, the Company realized a $66,000 net recovery from the sale of all property.

8.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Savings	$31,267	$27,678
Money market	181,731	157,345
NOW accounts	140,268	114,473
Time, $100,000 or more	102,577	119,503
Time, under $100,000	49,118	57,629
	$504,961	$476,628

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2012	$140,169
2013	6,282
2014	2,365
2015	1,322
2016	1,556
Thereafter	1
$151,695

Interest expense recognized on interest-bearing deposits consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Savings	$47	$52	$49
Money market	692	1,035	1,262
NOW accounts	321	447	722
Time certificates of deposit	1,602	2,179	3,834
	$2,662	$3,713	$5,867

9.	BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank (FHLB) of San Francisco at December 31, 2011 and 2010 consisted of the following:

December 31, 2011	December 31, 2010
Amount	Amount	Rate	Maturity Date
$—	$5,000	3.00%	February 7, 2011
—	5,000	3.10%	February 14, 2011
4,000	4,000	3.59%	February 12, 2013
4,000	14,000
—	(10,000)	Less short-term portion
$4,000	$4,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $15,272,000 and $31,918,000 and market values totaling $15,683,000 and $33,214,000 at December 31, 2011 and 2010, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of December 31, 2011 and 2010, the Company had no Federal funds purchased.

Lines of Credit

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $44,000,000 at December 31, 2011 and $39,000,000 at December 31, 2010, at interest rates which vary with market conditions.  The Bank also had a line of credit in the amount of $551,000 and $1,321,000 with the Federal Reserve Bank of San Francisco at December 31, 2011 and 2010, respectively which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $542,000 and $1,322,000 and market values totaling $562,000 and $1,354,000, respectively.  At December 31, 2011 and 2010, the Bank had no outstanding short-term borrowings under these lines of credit.

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2011, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2011, the rate was 2.00%.  Interest expense recognized by the Company for the years ended December 31, 2011, 2010 and 2009 was $100,000, $102,000 and $129,000, respectively.

11.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2011, 2010, and 2009 consisted of the following:

	Federal	State	Total
	(In thousands)
2011
Current	$686	$(95)	$591
Deferred	893	377	1,270
Provision for income taxes	$1,579	$282	$1,861
2010
Current	$1,472	$496	$1,968
Deferred	(1,677)	(660)	(2,337)
Benefit from income taxes	$(205)	$(164)	$(369)
2009
Current	$(1,374)	$(90)	$(1,464)
Deferred	804	(16)	788
Benefit from income taxes	$(570)	$(106)	$(676)

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Based on management's analysis as of December 31, 2011, the Company established a deferred tax valuation allowance in the amount of $114,000 for California capital loss carryforwards.

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$4,690	$4,370
Deferred compensation	3,660	3,445
Net operating loss carryover from acquisition	1,188	1,959
Bank premises and equipment	909	907
Mark to market adjustment	416	551
Other deferred taxes	231	682
Other then temporary impairment	282	653
Other real estate	—	566
Loan and investment impairment	352	383
State Enterprise Zone credit carry-forward	522	343
State capital loss carry-forward	114	120
Alternative minimum tax credit	530	138
State taxes	58	144
Other reserves	—	10
Partnership income	74	39
Total deferred tax assets	13,026	14,310
Valuation allowance	(114)	—
Net deferred tax asset after valuation allowance	12,912	14,310
Deferred tax liabilities:
Finance leases	(2,650)	(2,581)
Unrealized gain on available-for-sale investment securities	(2,884)	(676)
Core deposit intangible	(322)	(493)
FHLB stock	(241)	(254)
Loan origination costs	(176)	(189)
Total deferred tax liabilities	(6,273)	(4,193)
Net deferred tax assets	$6,639	$10,117

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2011, 2010, and 2009 consisted of the following:

	2011	2010	2009
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	3.6%	(3.7)%	(3.7)%
Tax exempt investment security income, net	(14.0)%	(34.7)%	(52.4)%
Bank owned life insurance, net	(1.6)%	(4.6)%	(6.9)%
Solar credits	(1.6)%	(5.4)%	(15.7)%
Change in uncertain tax positions	0.5%	(1.3)%	7.7%
Other	1.4%	3.0%	1.7%
Effective tax rate	22.3%	(12.7)%	(35.3)%

At December 31, 2011, the Company had Federal and California net operating loss (“NOL”) carry-forwards of approximately $5,794,000 and $5,949,000, respectively from the Service 1st acquisition, subject to an Internal Revenue Code (IRC) Sec. 382 annual limitation of $1,133,000.  Management expects to fully utilize the Service 1st Federal and California NOL carry-forward.  The Federal NOL will begin to expire in 2028.  California suspended utilization of NOLs for 2009, 2010 and 2011 tax years for taxpayers with business income in excess of $500,000.  The California NOL will begin to expire in 2019.

The Company and its Subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  As of December 31, 2011, the Company had one state income tax examination in process. The outcome of the examination is not settled. There are currently no pending U.S. federal or local income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2008 and by the state and local taxing authorities for the years ended before December 31, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$211
Additions based on tax positions related to the current year	57
Reductions for tax positions of prior years	(13)
Balance at December 31, 2011	$255

Of this total, $255,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

During the years ended December 31, 2011 and 2010, the Company did not recognize any interest and penalties related to uncertain tax positions.  In 2009, the Company recognized $32,000 of interest related to the pending state tax examination and no penalties related to uncertain tax positions.

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $1,982,000, $1,922,000 and $1,796,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2012	$1,899
2013	1,892
2014	1,920
2015	1,746
2016	5,506
Thereafter	674
$13,637

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2011 was $25,000.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  The Bank had no uninsured deposits at December 31, 2011.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2011	2010
	(In thousands)
Commitments to extend credit	$128,585	$123,311
Standby letters of credit	$420	$369

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2011 and 2010.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2011, commercial loan commitments represent approximately 50% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 39% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 11% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

Concentrations of Credit Risk

At December 31, 2011, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.7% of total loans of which 25.3% were commercial and 72.4% were real-estate-related.

At December 31, 2010, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.4% of total loans of which 23.6% were commercial and 73.8% were real-estate-related.

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

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2011 and 2010.  There are no conditions or events since those notifications that management believes have changed those categories.

	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$82,571	10.13%	$70,669	9.48%
Minimum regulatory requirement	$32,612	4.00%	$29,832	4.00%
Central Valley Community Bank	$81,599	10.01%	$69,457	9.32%
Minimum requirement for “Well-Capitalized” institution	$40,743	5.00%	$37,264	5.00%
Minimum regulatory requirement	$32,594	4.00%	$29,811	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$82,571	16.20%	$70,669	14.16%
Minimum regulatory requirement	$20,383	4.00%	$19,965	4.00%
Central Valley Community Bank	$81,599	16.02%	$69,457	13.92%
Minimum requirement for “Well-Capitalized” institution	$30,554	6.00%	$29,929	6.00%
Minimum regulatory requirement	$20,369	4.00%	$19,953	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$89,136	17.49%	$76,982	15.42%
Minimum regulatory requirement	$40,767	8.00%	$39,931	8.00%
Central Valley Community Bank	$88,159	17.31%	$75,766	15.19%
Minimum requirement for “Well-Capitalized” institution	$50,923	10.00%	$49,881	10.00%
Minimum regulatory requirement	$40,738	8.00%	$39,905	8.00%

Dividends

No dividends on common shares were declared in 2011, 2010, or 2009.

The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2011, retained earnings of $13,382,000 were free of such restrictions.

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

In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock. In August, 2011, the Company agreed to exchange of 258,862 shares of the Company’s non-voting common stock to 258,862 shares of the Company’s voting common stock. The issuance of voting common stock was conducted in a privately negotiated transaction exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.

Capital Purchase Program — Small Business Lending Fund

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the “Treasury”), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Preferred Shares”) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (“Series A Stock”)originally issued pursuant to the Treasury’s Capital Purchase Program (“CPP”) in 2009.The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction.

In connection with the repurchase of the Series A Stock, the Company also notified the Treasury of the Company’s intent to repurchase the warrant (the “Warrant”) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction. On September 28, 2011, the Company completed the repurchase of the Warrant for total consideration of $185,000.

The Preferred Shares will qualify as Tier 1 capital and will pay non-cumulative dividends at an initial rate of 5% per annum.  The dividend rate may vary, but not exceed 5%, with any reductions in interest rate to be calculated by reference to increases over a baseline amount in the Company's small business lending activities. The Preferred Stock may be redeemed by the Company, or by Treasury in the event that it is statutorily prevented from continuing to hold the Preferred Stock.
The Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The Series C Preferred Stock is non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Series C Preferred Stock, (ii) any amendment to the rights of the Series C Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Series C Preferred Stock.

If dividends on the Series C Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series C Preferred Stock will have the right to elect 2 directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The Company has paid all scheduled dividend payments as of

December 31, 2011.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share amounts)
Basic Earnings Per Common Share:
Net income	$6,477	$3,279	$2,588
Less: Preferred stock dividends and accretion	(486)	(395)	(365)
Income available to common shareholders	$5,991	$2,884	$2,223
Weighted average shares outstanding	9,522,066	9,209,858	7,685,789
Net income per common share	$0.63	$0.31	$0.29
Diluted Earnings Per Common Share:
Net income	$6,477	$3,279	$2,588
Less: Preferred stock dividends and accretion	(486)	(395)	(365)
Income available to common shareholders	$5,991	$2,884	$2,223
Weighted average shares outstanding	9,522,066	9,209,858	7,685,789
Effect of dilutive stock options and warrants	16,596	80,813	117,975
Weighted average shares of common stock and common stock equivalents	9,538,662	9,290,671	7,803,764
Net income per diluted common share	$0.63	$0.31	$0.28

Outstanding options and warrants of 436,619, 531,996, and 512,301 were not factored into the calculation of dilutive stock options at December 31, 2011, 2010, and 2009, respectively, because they were anti-dilutive.

14.	SHARED-BASED COMPENSATION

On December 31, 2011, the Company had two share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.

On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 416,769 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements. The plan expired on November 15, 2010. Outstanding options under this plan are exercisable until their expiration, however, no new options will be granted under this plan. The plan required that the option price may not be less than the fair market value of the stock at the date the option was granted, and that the option price must be paid in full at the time it is exercised. The options under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant. The vesting period was determined by the Board of Directors and was generally over five years.

In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The maximum number of shares that can be issued with respect to all awards under the plan is 476,000. Currently under the 2005 Plan, there are 94,250 shares reserved for issuance for options already granted to employees and 381,750 remain reserved for future grants as of December 31, 2011. The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant. The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.

 No options to purchase shares of the Company’s common stock were issued during the year ending December 31, 2011 from any of the company's stock based compensation plans. In 2010, options to purchase 15,200 shares of the Company’s common stock were granted from the 2000 Plan at an exercise price of $5.76 and options to purchase 67,800 shares of common stock were granted from the 2005 Plan at exercise prices between $5.30 and $5.76. In 2009, options to purchase 13,500 shares of the Company’s common stock were granted at exercise prices of between $5.06 and $6.40 from the 2005 Plan. All options were granted with an exercise price equal to the market value on the grant date.

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

The fair value of each option is estimated on the date of grant using the following assumptions.

	2010	2009
Dividend yield	0.00%	0.10%
Expected volatility	40% - 44%	31% - 38%
Risk-free interest rate	1.47% - 2.43%	1.52% - 1.87%
Expected option term	6.5 years	6.5 years

For the years ended December 31, 2011, 2010, and 2009, the compensation cost recognized for share based compensation was $196,000, $239,000, and $284,000, respectively. The recognized tax benefit for share based compensation expense was $36,000, $42,000, and $44,000 for 2011, 2010, and 2009, respectively.

A summary of the combined activity of the Plans for the years ended December 31, 2011, 2010, and 2009 follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Options outstanding at January 1, 2009	823,881
Options granted	13,500	$5.21
Options exercised	(42,522)	$4.11
Options canceled	(4,925)	$8.10
Options outstanding at December 31, 2009	789,934	$6.70	3.29	$668

Options vested or expected to vest at December 31, 2009	757,726	$6.60	4.46	$668

Options exercisable at December 31, 2009	679,507	$6.46	2.65	$668

Options outstanding at January 1, 2010	789,934
Options granted	83,000	$5.75
Options exercised	(159,400)	$3.45
Options canceled	(6,405)	$8.59
Options outstanding at December 31, 2010	707,129	$7.31	3.78	$350

Options vested or expected to vest at December 31, 2010	687,832	$7.34	6.04	$350

Options exercisable at December 31, 2010	568,891	$7.62	4.34	$350

Options outstanding at January 1, 2011	707,129
Options exercised	(179,800)	$3.78
Options canceled	(16,310)	$6.93
Options outstanding at December 31, 2011	511,019	$8.56	3.92	$12

Options vested or expected to vest at December 31, 2011	494,692	$8.64	5.44	$12

Options exercisable at December 31, 2011	422,375	$9.11	3.08	$10

The weighted-average grant-date fair value of options granted during 2010, and 2009 was $2.58, and $1.33, respectively. There were no options granted in 2011.

The total intrinsic value of options exercised in the years ended December 31, 2011, 2010, and 2009 was $417,000, $349,000, and $51,000, respectively.

Cash received from options exercised for the years ended December 31, 2011, 2010, and 2009 was $680,000, $550,000, and $175,000, respectively. The tax benefit realized for the tax deductions from options exercised totaled $116,000, $28,000, and $7,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, there was $197,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans. The cost is expected to be recognized over a weighted average period of 2.85 years. The total fair value of options vested was $123,000 and $260,000 for the years ended December 31, 2011 and 2010, respectively.

15.	EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan

The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a six-month period in which they are credited with at least 1,000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $150,000 to the profit sharing plan in 2011. The Bank did not contribute to the profit sharing plan in 2010 or 2009.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2011, 2010, and 2009, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2011, 2010, and 2009, the Bank made matching contributions totaling $352,000, $336,000, and $301,000, respectively.

Deferred Compensation Plan

The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.25% at December 31, 2011).  At December 31, 2011 and 2010, the total net deferrals included in accrued interest payable and other liabilities were $2,297,000 and $2,151,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,205,000, $3,106,000 and $3,006,000 at December 31, 2011, 2010, and 2009, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2011, 2010, and 2009 was $98,000, $100,000, and $97,000, respectively.

Salary Continuation Plans

The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2011, 2010, and 2009 totaled $341,000, $450,000, and $407,000, respectively.  Accrued compensation payable under the salary continuation plan totaled $3,764,000, $3,574,000 and $3,201,000 at December 31, 2011, 2010, and 2009, respectively

In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $4,393,000, $4,366,000 and $4,214,000 at December 31, 2011, 2010, and 2009, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2011, 2010, and 2009 totaled $144,000, $152,000, and $155,000, respectively.

In connection with the acquisition of Service 1st Bank, the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st.  The liability relates to change in control benefits associated with Service 1st’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2011 and 2010, the total amount of the liability was $1,694,000 and $1,636,000, respectively.  Expense recognized by the Bank in 2011, 2010 and 2009 associated with these plans was $98,000, $95,000 and $22,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $4,057,000, $3,918,000 and $3,778,000 at December 31, 2011, 2010, and 2009, respectively.  Income recognized on these policies, net of related expenses, for the year ended December 31, 2011, 2010, and 2009 was $140,000, $140,000 and $139,000, respectively.

The current annual tax-free interest rate on all life insurance policies is 5.22%.

16.	LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2011	$809
Disbursements	410
Amounts repaid	(300)
Balance, December 31, 2011	$919
Undisbursed commitments to related parties, December 31, 2011	$1,391

17.	COMPREHENSIVE INCOME

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

At December 31, 2011, 2010, and 2009, the Company held securities classified as available-for-sale which had net unrealized gains or losses as follows:

	Before Tax	Tax (Expense) Benefit	After Tax
	(In thousands)
For the Year Ended December 31, 2011
Other comprehensive income:
Unrealized holding gains	$5,632	$(2,318)	$3,314
Less reclassification adjustment for net gains included in net income	267	(110)	157
Total other comprehensive income	$5,365	$(2,208)	$3,157
For the Year Ended December 31, 2010
Other comprehensive income:
Unrealized holding gains	$2,290	$(927)	$1,363
Less reclassification adjustment for net losses included in net income	(1,778)	719	(1,059)
Total other comprehensive income	$4,068	$(1,646)	$2,422
For the Year Ended December 31, 2009
Other comprehensive loss:
Unrealized holding losses	$(1,971)	$788	$(1,183)
Less reclassification adjustment for net gains included in net income	767	(307)	460
Total other comprehensive loss	$(2,738)	$1,095	$(1,643)

18.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2011 and 2010
(In thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$969	$1,071
Investment in Bank subsidiary	111,357	101,346
Other assets	508	305
Total assets	$112,834	$102,722
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	197	176
Total liabilities	5,352	5,331
Shareholders’ equity:
Preferred stock, Series A	—	6,864
Preferred stock, Series B	—	1,317
Preferred stock, Series C	7,000	—
Common stock	40,552	38,428
Retained earnings	55,806	49,815
Accumulated other comprehensive income, net of taxes	4,124	967
Total shareholders’ equity	107,482	97,391
Total liabilities and shareholders’ equity	$112,834	$102,722

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2011, 2010, and 2009
(In thousands)

	2011	2010	2009
Income:
Other income	$3	$3	$13
Total income	3	3	13
Expenses:
Interest on junior subordinated deferrable interest debentures	100	102	129
Professional fees	148	147	30
Other expenses	352	329	295
Total expenses	600	578	454
Loss before equity in undistributed net income of Subsidiary	(597)	(575)	(441)
Equity in undistributed net income of Subsidiary, net of distributions	6,854	3,657	2,871
Income before income tax benefit	6,257	3,082	2,430
Benefit from income taxes	220	197	158
Net income	6,477	3,279	2,588
Preferred stock dividend and accretion of discount	486	395	365
Income available to common shareholders	$5,991	$2,884	$2,223

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$6,477	$3,279	$2,588
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(6,854)	(3,657)	(2,871)
Stock-based compensation	196	239	284
Tax benefit from exercise of stock options	(116)	(28)	(7)
Net (increase) decrease in other assets	(50)	170	1,765
Net (decrease) increase in other liabilities	(23)	23	(140)
Provision for deferred income taxes	(36)	(43)	68
Net cash (used in) provided by operating activities	(406)	(17)	1,687
Cash flows used in investing activities:
Investment in subsidiary	—	—	(16,578)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	6,441
Proceeds from issuance of Series A preferred stock and warrants	—	—	7,000
Proceeds from issuance of Series B preferred stock	—	—	1,317
Cash dividend payments	(307)	(349)	(277)
Proceeds from exercise of stock options	680	550	175
Warrant purchase	(185)	—	—
Tax benefit from exercise of stock options	116	28	7
Net cash provided in financing activities	304	229	14,663
(Decrease) increase in cash and cash equivalents	(102)	212	(228)
Cash and cash equivalents at beginning of year	1,071	859	1,087
Cash and cash equivalents at end of year	$969	$1,071	$859

Cash paid during the year for interest	$98	$101	$182
Non-Cash Investing and Financing Activities:
Redemption of preferred stock Series A and issuance of preferred stock Series C	$7,000	$—	$—
Accrued Preferred Stock Dividend	$88	$45	$44

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(Dollars in thousands, except per share data)

	Q4 2011	Q3 2011	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010
Net interest income	$8,016	$7,949	$7,794	$7,598	$7,641	$8,173	$7,930	$7,986
Provision for credit losses	300	400	250	100	900	1,300	1,000	600
Net interest income after provision for credit losses	7,716	7,549	7,544	7,498	6,741	6,873	6,930	7,386
Total non-interest income	1,336	1,595	1,597	1,748	347	1,293	747	1,334
Total non-interest expense	6,803	7,222	7,067	7,153	6,986	7,409	7,142	7,204
(Benefit from) Provision for income taxes	541	514	301	505	(517)	(107)	31	224
Net income	$1,708	$1,408	$1,773	$1,588	$619	$864	$504	$1,292
Net income available to common shareholders	$1,622	$1,206	$1,674	$1,489	$520	$766	$405	$1,193
Basic earnings per share	$0.17	$0.13	$0.18	$0.16	$0.06	$0.08	$0.04	$0.13
Diluted earnings per share	$0.17	$0.13	$0.18	$0.16	$0.06	$0.08	$0.04	$0.13

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -	CONTROLS AND PROCEDURES

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Central Valley Community Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2011 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 21, 2012	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Date:	March 21, 2012	By:	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 21, 2012
Daniel J. Doyle,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross		Date: March 21, 2012
David A. Kinross,
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Daniel N. Cunningham *		Date: March 21, 2012
Daniel N. Cunningham,
Chairman of the Board and Director

Sidney B. Cox *		Date: March 21, 2012
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 21, 2012
Edwin S. Darden, Director

Steven D. McDonald *		Date: March 21, 2012
Steven D. McDonald, Director

Louis McMurray *		Date: March 21, 2012
Louis McMurray, Director

William S. Smittcamp *		Date: March 21, 2012
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 21, 2012
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 21, 2012
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

3.1	Certificate of Determination for Preferred Stock (20).

3.1.1	Articles of Incorporation of the Company. (1)

3.1.2	Certificate of Amendment of Articles of Incorporation, dated July 6, 2000. (2)

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

3.2	Bylaws of the Company as amended to date. (20)

4.1	Form of Stock Purchase Agreement dated as of December 22, 2009 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K dated December 22, 2009).

4.2	Form of Stock Purchase Agreement dated as of December 22, 2009 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K dated December 22, 2009).

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (3) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (2) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (2) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (2) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (2) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (2) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (2) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (2) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (2) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (2) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (2) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (2) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (2)*

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (2) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (2) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (2) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (2)*

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (2) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (2) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (2) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (2) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (2) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (3) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (3) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (3) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (6) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (6) *

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

10.84	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Thomas Sommer. (19)*

10.85	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry. (19)*

10.86	Securities Purchase Agreement, dated August 18, 2011, between the Company and the United States Department of Treasury. (20)

10.87	Letter Agreement, dated August 18, 2011, between the Company and the United States Department of Treasury. (20)

10.88	Share Exchange Agreement, dated August 23, 2011, among the Company and Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (20)

10.89	Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.90	Second Amended and Restated Life Insurance Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.91	Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.92	Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.93	Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.94	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.95	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.96	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.97	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Tom Sommer. (21)*

10.98	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Tom Sommer. (21)*

11	N/A

12	N/A

13	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23.1	Consent of Crowe Horwath LLP.

23.2	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer.

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA)

99.2	Certification of Principal Financial Officer Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference

(18)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2008, filed March 19, 2009 and incorporated herein by reference

(19)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporate herein by reference.

(20)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporate herein by reference.

(21)	Filed as Exhibit to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 filing herein.