Form 10-Q
period 2012-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2012-05-11
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 N. Financial Dr, Suite 101, Fresno, California	93,720
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
 As of April 30, 2012 there were 9,592,166 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2012 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$20,496	$19,409
Interest-earning deposits in other banks	30,929	24,467
Federal funds sold	475	928
Total cash and cash equivalents	51,900	44,804
Available-for-sale investment securities (Amortized cost of $314,497 at March 31, 2012 and $321,405 at December 31, 2011)	323,748	328,413
Loans, less allowance for credit losses of $10,285 at March 31, 2012 and $11,396 at December 31, 2011	398,063	415,999
Bank premises and equipment, net	6,272	5,872
Other real estate owned	2,253	—
Bank owned life insurance	11,897	11,655
Federal Home Loan Bank stock	2,893	2,893
Goodwill	23,577	23,577
Core deposit intangibles	733	783
Accrued interest receivable and other assets	13,348	15,027
Total assets	$834,684	$849,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$205,825	$208,025
Interest bearing	497,571	504,961
Total deposits	703,396	712,986
Short-term borrowings	4,000	—
Long-term debt	—	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	11,401	19,400
Total liabilities	723,952	741,541
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, issued and outstanding: 7,000 shares at March 31, 2012 and December 31, 2011	7,000	7,000
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 9,591,316 at March 31, 2012 and 9,547,816 at December 31, 2011	40,857	40,552
Retained earnings	57,431	55,806
Accumulated other comprehensive income, net of tax	5,444	4,124
Total shareholders’ equity	110,732	107,482
Total liabilities and shareholders’ equity	$834,684	$849,023

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2012	2011
INTEREST INCOME:
Interest and fees on loans	$6,084	$6,462
Interest on deposits in other banks	18	50
Interest on Federal funds sold	—	1
Interest and dividends on investment securities:
Taxable	1,073	1,097
Exempt from Federal income taxes	1,037	800
Total interest income	8,212	8,410
INTEREST EXPENSE:
Interest on deposits	481	717
Interest on junior subordinated deferrable interest debentures	29	25
Other	36	70
Total interest expense	546	812
Net interest income before provision for credit losses	7,666	7,598
PROVISION FOR CREDIT LOSSES	400	100
Net interest income after provision for credit losses	7,266	7,498
NON-INTEREST INCOME:
Service charges	689	699
Appreciation in cash surrender value of bank owned life insurance	94	97
Loan placement fees	128	57
(Loss) gain on disposal of other real estate owned	(2)	545
Net realized gains (losses) on sale and calls of investment securities	347	(16)
Other-than-temporary impairment loss:
Total impairment loss	—	(31)
Loss recognized in other comprehensive income	—	—
Net impairment loss recognized in earnings	—	(31)
Federal Home Loan Bank dividends	4	2
Other income	398	395
Total non-interest income	1,658	1,748
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,129	4,078
Occupancy and equipment	881	934
Regulatory assessments	156	289
Data processing expense	294	276
Advertising	140	184
Audit and accounting fees	128	112
Legal fees	28	93
Other real estate owned, net	63	9
Amortization of core deposit intangibles	50	104
Other expense	1,049	1,074
Total non-interest expenses	6,918	7,153
Income before provision for income taxes	2,006	2,093
Provision for income taxes	293	505
Net income	$1,713	$1,588
Net income	$1,713	$1,588
Preferred stock dividends and accretion	88	99
Net income available to common shareholders	$1,625	$1,489
Net income per common share:
Basic earnings per share	$0.17	$0.16
Weighted average common shares used in basic computation	9,570,297	9,475,444
Diluted earnings per share	$0.17	$0.16
Weighted average common shares used in diluted computation	9,577,432	9,503,313

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2012	2011
Net income	$1,713	$1,588
Other Comprehensive Income:
Unrealized gains on securities:
Unrealized holdings gains	2,590	108
Less: reclassification for net (gains) losses included in net income,	(347)	47
Other comprehensive income, before tax	2,243	155
Tax expense related to items of other comprehensive income	(923)	(64)
Total other comprehensive income	1,320	91
Comprehensive income	$3,033	$1,679

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,713	$1,588
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net increase in deferred loan fees	40	135
Depreciation	259	309
Accretion	(172)	(186)
Amortization	1,635	710
Stock-based compensation	50	50
Tax benefit from exercise of stock options	(20)	(81)
Provision for credit losses	400	100
Net other than temporary impairment losses on investment securities	—	31
Net realized (gains) losses on sales and calls of available-for-sale investment securities	(347)	16
Net loss (gain) on sale of other real estate owned	2	(545)
Increase in bank owned life insurance, net of expenses	(94)	(97)
Net decrease (increase) in accrued interest receivable and other assets	304	(698)
Net decrease in prepaid FDIC Assessments	121	252
Net (decrease) increase in accrued interest payable and other liabilities	(7,999)	3,096
Provision for (benefit from) deferred income taxes	350	(9)
Net cash (used in) provided by operating activities	(3,758)	4,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(16,405)	(25,383)
Proceeds from sales or calls of available-for-sale investment securities	4,392	594
Proceeds from maturity and principal repayments of available-for-sale investment securities	17,855	8,398
Net decrease in loans	15,159	9,230
Proceeds from sale of other real estate owned	82	1,876
Purchases of premises and equipment	(659)	(57)
Purchases of bank owned life insurance	(147)	—
Net cash provided by (used in) investing activities	20,277	(5,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(8,087)	(1,339)
Net decrease in time deposits	(1,503)	(4,979)
Repayments of short-term borrowings to Federal Home Loan Bank	—	(10,000)
Proceeds from exercise of stock options	235	428
Tax benefit from exercise of stock options	20	81
Cash dividend payments on preferred stock	(88)	(88)
Net cash used in financing activities	(9,423)	(15,897)
Increase (decrease) in cash and cash equivalents	7,096	(16,568)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,804	100,999
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,900	$84,431
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$592	$959
Income taxes	$100	$385
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	$2,337	$95
Accrued preferred stock dividends	$88	$44

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2012, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2012 and March 31, 2011 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2012 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Management has determined that since all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment, and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts for more than 10 percent of revenues for the Company or the Bank.

Impact of New Financial Accounting Standards

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. The additional disclosures are presented in Note 5: Fair Value Measurements. These new disclosure requirements were adopted by the Company in the first quarter of 2012, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Presentation of Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Therefore, those requirements will not be effective for public entities for fiscal years and interim periods with those years beginning after December 15, 2011.  The remaining provisions of ASU 2011-05 are to be be applied retrospectively. The Company adopted this standard on March 31, 2012. The Company elected to present comprehensive income as a separate statement of comprehensive income. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Note 2.  Share-Based Compensation

For each of the three month periods ended March 31, 2012 and 2011, share-based compensation cost recognized was $50,000. The recognized tax benefit for stock option compensation expense was $9,000 for each of the three month periods ended March 31, 2012 and 2011.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term of the Company’s options was based on the Company's own historical experience.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.

No options to purchase shares of the Company’s common stock were issued in the first three months of 2012 and 2011 from any of the Company’s stock based compensation plans.

A summary of the combined activity of the Company’s Stock Based Compensation Plans for the three month period ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value "In thousands"
Options outstanding at January 1, 2012	511,019	$8.56
Options exercised	(43,500)	$5.41
Options canceled	(120)	$5.76
Options outstanding at March 31, 2012	467,399	$8.85	4.00	$232
Options vested or expected to vest at March 31, 2012	451,091	$8.95	5.28	$214
Options exercisable at March 31, 2012	380,935	$9.51	3.17	$118

The total intrinsic value of 43,500 options exercised in the three months ended March 31, 2012 was $45,000.

Cash received from options exercised for the three months ended March 31, 2012 was $235,000.  The actual tax benefit realized for the tax deductions from options exercised totaled $20,000 and $81,000 for three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $147,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 3.21 years.

Note 3. Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, stock appreciation rights settled in stock or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company.  There was no difference in the net income used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2012 or 2011.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2012	2011
Net Income	$1,713	$1,588
Less: Preferred stock dividends and accretion	(88)	(99)
Income available to common shareholders	$1,625	$1,489
Weighted average shares outstanding	9,570,297	9,475,444
Basic earnings per share	$0.17	$0.16

Diluted Earnings Per share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2012	2011
Net Income	$1,713	$1,588
Less: Preferred stock dividends and accretion	(88)	(99)
Income available to common shareholders	$1,625	$1,489
Weighted average shares outstanding	9,570,297	9,475,444
Effect of dilutive stock options	7,135	27,869
Weighted average shares of common stock and common stock equivalents	9,577,432	9,503,313
Diluted earnings per share	$0.17	$0.16

During the three-month periods ended March 31, 2012 and 2011, options and warrants to purchase 436,499 and 523,246 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government agency securities, U.S. Government agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities, all of which are classified available-for-sale.  As of March 31, 2012, $105,832,000 was held as collateral for borrowing arrangements, public funds, and for other purposes.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $9,251,000 at March 31, 2012 compared to an unrealized gain of $7,008,000 at December 31, 2011.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2012
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$103,616	$8,496	$(372)	$111,740
U.S. Government agencies collateralized by residential mortgage obligations	195,470	2,216	(560)	197,126
Private label residential mortgage backed securities	7,815	223	(1,034)	7,004
Other equity securities	7,596	282	—	7,878
	$314,497	$11,217	$(1,966)	$323,748

	December 31, 2011
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$149	$—	$—	$149
Obligations of states and political subdivisions	101,030	7,732	(331)	108,431
U.S. Government agencies collateralized by residential mortgage obligations	204,222	1,402	(1,080)	204,544
Private label residential mortgage backed securities	8,408	245	(1,255)	7,398
Other equity securities	7,596	295	—	7,891
	$321,405	$9,674	$(2,666)	$328,413

Proceeds and gross realized gains (losses) on investment securities for the quarters ended March 31, 2012 and 2011 are shown below (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Available-for-Sale Securities
Proceeds from sales or calls	$4,392	$594
Gross realized gains from sale or calls	409	8
Gross realized losses from sales or calls	(62)	(24)

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$6,539	$(124)	$1,394	$(248)	$7,933	$(372)
U.S. Government agencies collateralized by residential mortgage obligations	80,039	(552)	502	(8)	80,541	(560)
Private label residential mortgage backed securities	31	(1)	4,827	(1,033)	4,858	(1,034)
	$86,609	$(677)	$6,723	$(1,289)	$93,332	$(1,966)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,194	$(20)	$2,598	$(311)	$3,792	$(331)
U.S. Government agencies collateralized by residential mortgage obligations	105,902	(1,080)	—	—	105,902	(1,080)
Private label residential mortgage backed securities	32	(1)	4,917	(1,254)	4,949	(1,255)
	$107,128	$(1,101)	$7,515	$(1,565)	$114,643	$(2,666)

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  As of March 31, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).  Under ASC 320-10, the portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the original yield expected at time of purchase.

Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in November 2011 to provide independent valuation and OTTI analysis of private label residential mortgage backed securities (PLRMBS).

For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. The evaluation for PLRMBS also includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the best estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s original yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of March 31, 2012.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

Obligations of States and Political Subdivisions

At March 31, 2012, the Company held 179 obligations of states and political subdivision securities of which four were in a loss position for less than 12 months and two were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

U.S. Government Agencies Collateralized by Residential Mortgage Obligations

At March 31, 2012, the Company held 186 U.S. Government agency securities collateralized by residential mortgage obligation securities of which 44 were in a loss position for less than 12 months and one in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Private Label Residential Mortgage Backed Securities

At March 31, 2012, the Company had a total of 25 PLRMBS with a remaining principal balance of $7,815,000 and a net unrealized loss of approximately $811,000.  Eight of these securities account for $1,034,000 of the unrealized loss at March 31, 2012 offset by 17 of these securities with gains totaling $223,000.  Seven of these PLRMBS with a remaining principal balance of $5,911,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s original yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.  No credit related OTTI charges related to PLRMBS were recorded during the three month period ended March 31, 2012.

Other Equity Securities

At March 31, 2012, the Company had a total of two mutual fund equity investments.

PLRMBS as of March 31, 2012 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$2,286	$1,867	$(419)	D	Fitch	10.75	22.50	51.00	97.25	—
CWALT 1	750	617	(133)	C	Fitch	10.56	28.30	51.70	100.73	2.24
CWALT 2	353	219	(134)	C	Fitch	9.37	31.70	58.40	101.38	(0.16)
FHAMS	2,051	1,814	(237)	D	Fitch	12.01	19.20	43.20	95.00	(0.17)
BAALT	125	93	(32)	CCC	Fitch	9.31	12.00	47.86	97.24	4.21
ABFS	296	218	(78)	D	S&P	6.00	45.00	80.00	97.46	—
CONHE	50	69	19	B3	Moodys	0.10	10.00	60.00	86.39	0.072
TOTALS	$5,911	$4,897	$(1,014)

The following tables provide a roll forward for the three month periods ended March 31, 2012 and 2011 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Beginning balance	$783	$1,387
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	31
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized gains (losses) for securities sold	—	—
Ending balance	$783	$1,418

The amortized cost and estimated fair value of investment securities at March 31, 2012 and December 31, 2011 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2012	Amortized Cost	Estimated Fair Value
Within one year	$420	$423
After one year through five years	9,823	10,740
After five years through ten years	18,231	19,600
After ten years	75,142	80,977
	103,616	111,740
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by residential mortgage obligations	195,470	197,126
Private label residential mortgage backed securities	7,815	7,004
Other equity securities	7,596	7,878
	$314,497	$323,748

December 31, 2011	Amortized Cost	Estimated Fair Value
Within one year	$569	$574
After one year through five years	8,705	9,480
After five years through ten years	20,553	22,179
After ten years	71,352	76,347
	101,179	108,580
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by residential mortgage obligations	204,222	204,544
Private label residential mortgage backed securities	8,408	7,398
Other equity securities	7,596	7,891
Total	$321,405	$328,413

Note 5.  Fair Value Measurements

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2012
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$20,496	$20,496	$—	$—	$20,496
Interest-earning deposits in other banks	30,929	30,929	—	—	30,929
Federal funds sold	475	475	—	—	475
Available-for-sale investment securities	323,748	7,878	315,870	—	323,748
Loans, net	398,063	—	—	400,255	400,255
Federal Home Loan Bank stock	2,893	N/A	N/A	N/A	N/A
Accrued interest receivable	3,512	22	1,822	1,668	3,512
Financial liabilities:
Deposits	703,396	—	703,905	—	703,905
Short-term borrowings	4,000	—	4,113	—	4,113
Junior subordinated deferrable interest debentures	5,155	—	—	2,964	2,964
Accrued interest payable	184	—	155	29	184

	December 31, 2011
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$19,409	$19,409
Interest-earning deposits in other banks	24,467	24,467
Federal funds sold	928	928
Available-for-sale investment securities	328,413	328,413
Loans, net	415,999	418,084
Federal Home Loan Bank stock	2,893	N/A
Accrued interest receivable	3,953	3,953
Financial liabilities:
Deposits	712,986	719,673
Short-term borrowings	—	—
Long-term debt	4,000	4,146
Junior subordinated deferrable interest debentures	5,155	2,706
Accrued interest payable	230	230

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

The methods and assumptions used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and due from banks, interest-earning deposits in other banks, and Federal funds sold approximate fair values and are classified as Level 1.

(b) Available-for-sale investment securities

Available-for-sale investment securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets. Fair values for available-for-sale investment securities classified in Level 2 are based on quoted market prices for similar securities in active markets.

(c) FHLB Stock

It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(d) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(e) Deposits

Fair value for fixed rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities resulting in a Level 2 classification. Fair value of demand deposit, savings, and money market accounts are estimated using historical decay rates resulting in a Level 2 classification.

(f) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(g) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Accrued interest receivable/Payable

The fair value of accrued interest receivable and payable is based on the fair value hierarchy of the related asset or liability.

(i) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of March 31, 2012 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
Obligations of states and political subdivisions	$111,740	$—	$111,740	$—
U.S. Government agencies collateralized by residential mortgage obligations	197,126	—	197,126	—
Private label residential mortgage backed securities	7,004	—	7,004	—
Other equity securities	7,878	7,878	—	—
Total assets and liabilities measured at fair value	$323,748	$7,878	$315,870	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities in active markets.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2012, no transfers between levels occurred.

The were no Level 3 assets measured at fair value on a recurring basis at March 31, 2012 or December 31, 2011.

There were no liabilities measured at fair value on a recurring basis at March 31, 2012.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2012 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$923	$—	$—	$923
Total commercial	923	—	—	923
Real estate:
Owner occupied	900	—	—	900
Real estate-construction and other land loans	4,806	—	—	4,806
Total real estate	5,706	—	—	5,706
Total impaired loans	6,629	—	—	6,629
Total assets measured at fair value on a non-recurring basis	$6,629	$—	$—	$6,629

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the three months ended March 31, 2012 or the year ended December 31, 2011.

Impaired loans with a carrying value of $7,860,000 were written down to their fair value of $6,629,000, resulting in a related valuation allowance of $1,231,000 at March 31, 2012.  The valuation allowance represents specific allocations of the allowance for credit losses for impaired loans. There was no provision for loan losses required on impaired loans for the three months ended March 31, 2012.

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans an d other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics.

At March 31, 2012, the fair value of the other real estate owned was based on the anticipated sales price. The property is in escrow, expected to close in the third quarter of 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012 (dollars in thousands):

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired Loans:
Commercial and industrial	$923	Appraisal - price digest bluebook	Adjustments for lack of sales activity	-40%
Owner occupied	$900	Appraisal - sales comparison approach	Adjustment for difference between comparable sales	-10%
Real estate-construction and other land loans	$4,806	Appraisal - land development method	Adjustments for absorption rate, discount rate and lot value appreciation/depreciation	0% - 30% (25%)

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2012.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$149	$—	$149	$—
Obligations of states and political subdivisions	108,431	—	108,431	—
U.S. Government agencies collateralized by residential mortgage obligations	204,544	—	204,544	—
Private label residential mortgage backed securities	7,398	—	7,398	—
Other equity securities	7,891	7,891	—	—
Total assets measured at fair value	$328,413	$7,891	$320,522	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities in active markets.

There were no liabilities measured at fair value on a recurring basis at December 31, 2011.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2011 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3	Total Gains (Losses) in the Period
Impaired loans:
Commercial:
Commercial and industrial	$2,312	$—	$—	$2,312	$(271)
Agricultural production	—	—	—	—	—
Total commercial	2,312	—	—	2,312	(271)
Real estate:
Owner occupied	873	—	—	873	(65)
Real estate-construction and other land loans	8,782	—	—	8,782	(996)
Commercial real estate	1,487	—	—	1,487	(1,366)
Total real estate	11,142	—	—	11,142	(2,427)
Consumer:
Equity loans and lines of credit	2,003	—	—	2,003	4
Consumer and installment	51	—	—	51	(23)
Total consumer	2,054	—	—	2,054	(19)
Total impaired loans	15,508	—	—	15,508	(2,717)
Other real estate owned	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$15,508	$—	$—	$15,508	$(2,717)

In accordance with the provisions of ASC 360-10, impaired loans with a carrying value of $19,876,000 were written down to their fair value of $15,508,000, resulting in a valuation allowance of $4,368,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the year ended December 31, 2011.

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2011.

Note 6.  Loans

Outstanding loans are summarized as follows:

(Dollars in thousands)	March 31, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Loan Type
Commercial:
Commercial and industrial	$79,973	19.5%	$78,089	18.3%
Agricultural land and production	21,352	5.2%	29,958	7.0%
Total commercial	101,325	24.7%	108,047	25.3%
Real estate:
Owner occupied	108,985	26.7%	113,183	26.4%
Real estate construction and other land loans	32,782	8.0%	33,047	7.7%
Commercial real estate	57,376	14.1%	62,523	14.6%
Agricultural real estate	43,618	10.6%	42,596	9.9%
Other real estate	8,384	2.1%	7,892	1.8%
Total real estate	251,145	61.5%	259,241	60.4%
Consumer:
Equity loans and lines of credit	47,119	11.5%	51,106	12.0%
Consumer and installment	9,563	2.3%	9,765	2.3%
Total consumer	56,682	13.8%	60,871	14.3%
Deferred loan fees, net	(804)		(764)
Total gross loans	408,348	100.0%	427,395	100.0%
Allowance for credit losses	(10,285)		(11,396)
Total loans	$398,063		$415,999

At March 31, 2012 and December 31, 2011, loans originated under Small Business Administration (SBA) programs totaling $6,074,000 and $6,421,000, respectively, were included in the real estate and commercial categories.

Note 7.  Allowance for Credit Losses

The following table shows the allocation of the allowance for credit losses as of and for the three-month period ended March 31, 2012 and 2011 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2012	$2,266	$7,155	$1,836	$139	$11,396
Provision charged to operations	485	(542)	307	150	400
Losses charged to allowance	(106)	(1,473)	(90)	—	(1,669)
Recoveries	69	—	89	—	158
Ending balance, March 31, 2012	$2,714	$5,140	$2,142	$289	$10,285
Ending balance: individually evaluated for impairment	$577	$477	$183	—	$1,237
Ending balance: collectively evaluated for impairment	$2,137	$4,663	$1,959	$289	$9,048

Allowance for credit losses:
Beginning balance, January 1, 2011	$2,437	$5,836	$2,503	$238	$11,014
Provision charged to operations	505	703	(1,417)	309	100
Losses charged to allowance	(156)	(26)	(102)	(37)	(321)
Recoveries	174	23	14	15	226
Ending balance, March 31, 2011	$2,960	$6,536	$998	$525	$11,019
Ending balance: individually evaluated for impairment	$1	$1,681	$20	$—	$1,702
Ending balance: collectively evaluated for impairment	$2,959	$4,855	$978	$525	$9,317

The following table shows the ending balances as of March 31, 2012 and December 31, 2011 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2012	$101,325	$251,145	$56,682	$409,152
Ending balance: individually evaluated for impairment	$2,980	$13,418	$2,193	$18,591
Ending balance: collectively evaluated for impairment	$98,345	$237,727	$54,489	$390,561

Loans:
Ending balance, December 31, 2011	$108,047	$259,241	$60,871	$428,159
Ending balance: individually evaluated for impairment	$3,857	$17,359	$2,428	$23,644
Ending balance: collectively evaluated for impairment	$104,190	$241,882	$58,443	$404,515

The following table shows the loan portfolio allocated by management’s internal risk ratings at March 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$72,876	$2,681	$4,416	$—	$79,973
Agricultural land and production	21,352	—	—	—	21,352
Real Estate:
Owner occupied	101,298	2,687	5,000	—	108,985
Real estate construction and other land loans	15,785	3,991	13,006	—	32,782
Commercial real estate	46,894	3,895	6,587	—	57,376
Agricultural real estate	41,256	2,362	—	—	43,618
Other real estate	8,384	—	—	—	8,384
Consumer:
Equity loans and lines of credit	43,006	1,024	3,089	—	47,119
Consumer and installment	9,330	98	135	—	9,563
Total	$360,181	$16,738	$32,233	$—	$409,152

The following table shows the loan portfolio allocated by management’s internally assigned risk grade ratings at December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$70,093	$2,595	$5,401	$—	$78,089
Agricultural land and production	29,958	—	—	—	29,958
Real Estate:
Owner occupied	105,308	3,125	4,750	—	113,183
Real estate construction and other land loans	15,717	4,056	13,274	—	33,047
Commercial real estate	47,323	5,035	10,165	—	62,523
Agricultural real estate	40,808	1,788	—	—	42,596
Other real estate	7,672	220	—	—	7,892
Consumer:
Equity loans and lines of credit	46,939	1,047	3,120	—	51,106
Consumer and installment	9,570	105	90	—	9,765
Total	$373,388	$17,971	$36,800	$—	$428,159

The following table shows an aging analysis of the loan portfolio by the time past due at March 31, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$3	$—	$3	$79,970	$79,973	$—	$24
Agricultural land and production	—	—	—	—	21,352	21,352	—	—
Real estate:	—			—	—	—
Owner occupied	171	—	—	171	108,814	108,985	—	1,229
Real estate construction and other land loans	755	—	—	755	32,027	32,782	—	6,696
Commercial real estate	—	—	—	—	57,376	57,376	—	—
Agricultural real estate	—	—	—	—	43,618	43,618	—	—
Other real estate	—	—	—	—	8,384	8,384	—	—
Consumer:				—	—	—
Equity loans and lines of credit	108	—	—	108	47,011	47,119	—	2,120
Consumer and installment	33	—	72	105	9,458	9,563	—	73
Total	$1,067	$3	$72	$1,142	$408,010	$409,152	$—	$10,142

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$57	$—	$236	$293	$77,796	$78,089	$—	$267
Agricultural land and production	—	—	—	—	29,958	29,958	—	—
Real estate:	—
Owner occupied	—	—	122	122	113,061	113,183	—	1,372
Real estate construction and other land loans	1,532	—	—	1,532	31,515	33,047	—	6,823
Commercial real estate	—	—	3,544	3,544	58,979	62,523	—	3,544
Agricultural real estate	—	—	—	—	42,596	42,596	—	—
Other real estate	—	—	—	—	7,892	7,892	—	—
Consumer:
Equity loans and lines of credit	123	—	97	220	50,886	51,106	—	2,354
Consumer and installment	29	74	—	103	9,662	9,765	—	74
Total	$1,741	$74	$3,999	$5,814	$422,345	$428,159	$—	$14,434

The following table shows information related to impaired loans at March 31, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,480	$1,502	$—
Agricultural land and production	—	—	—
Total commercial	1,480	1,502	—
Real estate:
Owner occupied	226	241	—
Real estate construction and other land loans	6,696	7,774	—
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	6,922	8,015	—
Consumer:
Equity loans and lines of credit	1,858	2,097	—
Consumer and installment	—	—	—
Total consumer	1,858	2,097	—
Total with no related allowance recorded	10,260	11,614	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,500	1,501	577
Agricultural land and production	—	—	—
Total commercial	1,500	1,501	577
Real estate:
Owner occupied	1,004	1,082	104
Real estate construction and other land loans	5,492	5,492	373
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	6,496	6,574	477
Consumer:
Equity loans and lines of credit	263	286	173
Consumer and installment	72	74	10
Total consumer	335	360	183
Total with an allowance recorded	8,331	8,435	1,237
Total	$18,591	$20,049	$1,237

The following table shows information related to impaired loans at December 31, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,140	$2,160	$—
Agricultural land and production	—	—	—
Total commercial	2,140	2,160	—
Real estate:
Owner occupied	231	243	—
Real estate construction and other land loans	1,532	1,906	—
Commercial real estate	1,801	1,801	—
Agricultural real estate	—	—	—
Total real estate	3,564	3,950	—
Consumer:
Equity loans and lines of credit	—	—	—
Consumer and installment	—	—	—
Total consumer	—	—	—
Total with no related allowance recorded	5,704	6,110	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,717	1,718	231
Agricultural land and production	—	—	—
Total commercial	1,717	1,718	231
Real estate:
Owner occupied	1,141	1,216	268
Real estate construction and other land loans	10,911	11,490	2,130
Commercial real estate	1,743	1,743	1,366
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	13,795	14,449	3,764
Consumer:
Equity loans and lines of credit	2,354	2,581	350
Consumer and installment	74	74	23
Total consumer	2,428	2,655	373
Total with an allowance recorded	17,940	18,822	4,368
Total	$23,644	$24,932	$4,368

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,666	$—	$1,225	$—
Agricultural land and production	—	—	—	—
Total commercial	1,666	—	1,225	—
Real estate:
Owner occupied	227	—	763	—
Real estate construction and other land loans	4,990	—	1,852	—
Commercial real estate	—	—	1,811	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	5,217	—	4,426	—
Consumer:
Equity loans and lines of credit	1,243	—	522	—
Consumer and installment	—	—	—	—
Total consumer	1,243	—	522	—
Total with no related allowance recorded	8,126	—	6,173	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,514	71	179	—
Agricultural land and production	—	—	—	—
Total commercial	1,514	71	179	—
Real estate:
Owner occupied	1,009	—	1,064	—
Real estate construction and other land loans	3,704	99	5,830	—
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	2,261	—
Total real estate	4,713	99	9,155	—
Consumer:
Equity loans and lines of credit	176	—	—	—
Consumer and installment	73	—	82	—
Total consumer	249	—	82	—
Total with an allowance recorded	6,476	170	9,416	—
Total	$14,602	$170	$15,589	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Foregone interest on nonaccrual loans totaled $178,000 and $288,000 for the three month periods ended March 31, 2012 and 2011, respectively.

Included in the impaired and nonaccrual loans above at March 31, 2012 are 10 loans considered troubled debt restructurings totaling $17,764,000.

Troubled Debt Restructurings:

During the three month periods ending March 31, 2012 and 2011, no loans were modified as troubled debt restructurings.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2012.

Note 8.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2012 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bank and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. In 2011, ASU 2011-08 was issued that provided additional guidance on the determination of whether an impairment of goodwill has occurred, including the introduction of a qualitative review of factors that might indicate that a goodwill impairment has occurred.  ASU 2011-08 is effective for our 2012 reporting year but allows early adoption.  As such, we early adopted this standard as of September 30, 2011.  Management performed our annual impairment test in the third quarter of 2011 utilizing qualitative factors including general economic conditions, industry and competitive environment, overall financial performance, and other relevant entity-specific events.  Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time, and determined there was no impairment.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2012.

The intangible assets at March 31, 2012 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at March 31, 2012 was $733,000 net of $2,167,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2012.  Amortization expense recognized was $50,000 and $104,000 for the three month periods ended March 31, 2012 and 2011, respectively.

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

Commitments to extend credit amounting to $137,871,000 and $129,005,000 were outstanding at March 31, 2012 and December 31, 2011, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $137,261,000 and $128,585,000 at March 31, 2012 and December 31, 2011, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $2,776,000 and $2,923,000 as of March 31, 2012 and December 31, 2011, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $610,000 and $420,000 were outstanding at March 31, 2012 and December 31, 2011, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2012 and December 31, 2011.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 10.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2012, the Company determined that the deferred tax valuation allowance in the amount of $114,000 for California capital loss carryforwards did not need to be adjusted.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the three months ended March 31, 2012, the Company increased its reserve by $14,000 for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California.

Note 11.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following:

March 31, 2012	December 31, 2011
Amount	Amount	Rate	Maturity Date
(Dollars in thousands)
$4,000	$4,000	3.59%	February 12, 2013

4,000	4,000
4,000	—	Less short-term portion
$—	$4,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $12,253,000 and $15,272,000, and market values totaling $12,595,000 and $15,683,000 at March 31, 2012 and December 31, 2011, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of March 31, 2012 and December 31, 2011, the Company had no Federal funds purchased.

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

There have been no material changes to the Company’s critical accounting policies during 2012.  Please refer to the Company’s 2011 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.

This discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

 First Quarter of 2012

For the three months ended March 31, 2012, our consolidated net income was $1,713,000 compared to net income of $1,588,000 for the same period in 2011.  Diluted EPS was $0.17 for the first three months of 2012 compared to $0.16 for the first three months of 2011.  Net income increased 7.87%, primarily driven by an increase in net interest income and a decrease in non-interest expense partially offset by a higher provision for credit losses and decreases in  non-interest income in 2012 compared to 2011. During the three month period ended March 31, 2012 our net interest margin (fully tax equivalent basis) decreased 30 basis points to 4.37%.  Net interest income before the provision for credit losses increased $68,000 or 0.89%.  Non-interest income decreased $90,000 or 5.15%, provision for credit losses increased $300,000 or 300.00% and non-interest expense decreased $235,000 or 3.29% in the first three months of 2012 compared to 2011.

Annualized return on average equity for the three months ended March 31, 2012 was 6.19% compared to 6.41% for the same period in 2011.  Annualized return on average assets was 0.82% for the three months ended March 31, 2012 and 2011.  Total average equity was $110,675,000 for the three months ended March 31, 2012 compared to $99,118,000 for the same period in 2011.  The growth in capital was driven by net income during the period, an increase in other comprehensive income, and the issuance of common stock from the exercise of stock options.

Our average total assets increased $64,819,000 or 8.41% in the first quarter of 2012 compared to the first quarter of 2011.  Total average interest-earning assets increased $64,745,000 or 9.43% comparing the first quarter of 2012 to the first quarter of 2011.  Average total loans decreased 13,554,000 or 3.18% while average total investments increased $73,123,000 or 26.70% in the three month period ended March 31, 2012 compared to the same period in 2011.  Average interest-bearing liabilities increased $18,024,000 or 3.68% over the same period.

Our net interest margin (fully tax equivalent basis) for the first three months ended March 31, 2012 was 4.37% compared to 4.67% for the same period in 2011.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 48 basis points to 4.66% for the three month period ended March 31, 2012 compared to 5.14% for the same period in 2011.  For the three months ended March 31, 2012, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 38 basis points, while the effective yield on loans decreased 30 basis points.  The cost of total interest-bearing liabilities decreased 24 basis points to 0.43% compared to 0.67% for the same period in 2011. The cost of total deposits, including noninterest bearing accounts decreased 18 basis points to 0.27% for the three months ended March 31, 2012 compared to 0.45% for the same period in 2011.

Net interest income before the provision for credit losses for the first quarter of 2012 was $7,666,000 compared to $7,598,000 for the same period in 2011, a increase of $68,000 or 0.89%.  Net interest income before the provision for credit losses increased as a result of the decrease in interest expense on deposits. The Bank had non-accrual loans totaling $10,142,000 at March 31, 2012, compared to $14,434,000 at December 31, 2011 and $15,589,000 at March 31, 2011.  The Company had $2,253,000 in other real estate owned at March 31, 2012, compared to none at December 31, 2011, and $257,000 at March 31, 2011.

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

At March 31, 2012, we had total net loans of $398,063,000, total assets of $834,684,000, total deposits of $703,396,000, and shareholders’ equity of $110,732,000.

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

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

·                                          Return to our shareholders;
·                                          Return on average assets;
·                                          Development of core earnings, including net interest income and non-interest income;
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is measured in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 6.19% for the three months ended March 31, 2012 compared to 6.26% for the year ended December 31, 2011 and 6.41% for the three months ended March 31, 2011.  Our net income for the three months ended March 31, 2012 increased $125,000 or 7.87% to $1,713,000 compared to $1,588,000 for the three months ended March 31, 2011.  Net income increased due to decreases in non-interest expenses, a decrease in interest expense and a decrease in tax expense, partially offset by an increase in the provision for credit losses. Net interest margin (NIM) decreased 30 basis points comparing the three month periods ended March 31, 2012 and 2011.  Diluted EPS was $0.17 for the three months ended March 31, 2011 and $0.16 for the same period in 2011.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2012 was 0.82% compared to 0.81% for the year ended December 31, 2011 and 0.82% for the three months ended March 31, 2011.  The increase in ROA compared to December 2011 is due to the increase in net income relative to total average assets.  Average assets for the three months ended March 31, 2012 were $835,548,000 compared to $800,178,000 for the year ended December 31, 2011.  ROA for our peer group was 0.36% for the quarter ended December 31, 2011.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $1 billion that are not subchapter S corporations.

Development of Core Earnings

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.37% for the three months ended March 31, 2012, compared to 4.67% for the same period in 2011.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  In comparing the two periods, the effective yield on total earning assets decreased 48 basis points, while the cost of total interest bearing liabilities decreased 24 basis points and the cost of total deposits decreased 18 basis points.  The Company’s total cost of deposits for the three months ended March 31, 2012 was 0.27% compared to 0.45% for the same period in 2011.  At March 31, 2012, 29.18% of the Company’s average deposits were non-interest bearing compared to 27.21% for the Company’s peer group as of December 31, 2011.  Net interest income before the provision for credit losses for the three month period ended March 31, 2012 was $7,666,000 compared to $7,598,000 for the same period in 2011.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities offset by other-than-temporary impairment losses.  Non-interest income for the three months ended March 31, 2012 decreased $90,000 or 5.15% to $1,658,000 compared to $1,748,000 for the three months ended March 31, 2011.  The decrease resulted primarily from a decrease in gain on sale of other real estate owned, partially offset by an increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees, and a decrease in net impairment loss recognized in earnings compared to the comparable 2011 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of non-performing assets as a percentage of total assets, and is a key element in estimating the future earnings of a company.  The Company had non-performing loans totaling $10,142,000 or 2.48% of total loans as of March 31, 2012 and $14,434,000 or 3.38% of total loans at December 31, 2011.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectibility has been reasonably assured.  The Company had $2,253,000 in other real estate owned at March 31, 2012, compared to none at December 31, 2011. The Company's ratio of non-performing assets as a percentage of total assets was 1.48% as of March 31, 2012 and 1.70% at December 31, 2011.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $14,339,000 or 1.69% during the three months ended March 31, 2012 to $834,684,000 compared to $849,023,000 as of December 31, 2011.  Total gross loans decreased $19,047,000 to $408,348,000 as of March 31, 2012 compared to $427,395,000 as of December 31, 2011.  Total deposits decreased 1.35% to $703,396,000 as of March 31, 2012 compared to $712,986,000 as of December 31, 2011.  Our loan to deposit ratio at March 31, 2012 was 58.05% compared to 59.94% at December 31, 2011.  The loan to deposit ratio of our peers was 74.42% at December 31, 2011.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of March 31, 2012, the Company and the Bank were “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table on page 48 below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 75.79% for the first three months of 2012 compared to 79.57% for the first three months of 2011.  The improvement in the efficiency ratio is primarily due to an increase in net interest income before the provision for credit losses and a decrease in operating expenses.  Further discussion of the increase in net interest income and decrease in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain, and investment securities related gains (losses), increased 1.48% to $8,979,000 for the first three months of 2012 compared to $8,848,000 for the same period in 2011, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, decreased 3.34% to $6,805,000 from $7,040,000 for the same period in 2011.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $44,000,000 and secured borrowing lines of approximately $127,254,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011:

Net income increased to $1,713,000 for the three months ended March 31, 2012 compared to $1,588,000 for the three months ended March 31, 2011.  Basic and diluted earnings per share were $0.17 and $0.16 for the three months ended March 31, 2012 and 2011, respectively.  Annualized ROE was 6.19% for the three months ended March 31, 2012 compared to 6.41% for the three months ended March 31, 2011.  Annualized ROA was 0.82% for the three months ended March 31, 2012 and 2011.

The increase in net income for the three months ended March 31, 2012 compared to the same period in 2011 can be attributed to an increase in net interest income, a decrease in non-interest expense and a decrease in income tax expense, partially offset by a higher provision for credit losses and decreases in non-interest income.  The decrease in non-interest income is primarily due to a decrease in service charges, a decrease in gain on sale of Other real estate owned (OREO), partially offset by increased net gains on sales and calls of investment securities. Non-interest expenses decreased due to a decrease in legal fees, regulatory assessments, advertising, and occupancy and equipment, partially offset by increases in salary and employee benefits expense and OREO related expenses.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$29,059	$18	0.25%	$76,618	$50	0.26%
Securities
Taxable securities	219,312	1,073	1.96%	127,621	1,097	3.44%
Non-taxable securities (1)	98,050	1,571	6.41%	68,830	1,212	7.04%
Total investment securities	317,362	2,644	3.33%	196,451	2,309	4.70%
Federal funds sold	529	—	0.00%	758	1	0.30%
Total securities	346,950	2,662	3.07%	273,827	2,360	3.45%
Loans (2) (3)	401,132	6,084	6.10%	409,353	6,462	6.40%
Federal Home Loan Bank stock	2,893	4	0.55%	3,050	2	0.26%
Total interest-earning assets	750,975	$8,750	4.66%	686,230	$8,824	5.14%
Allowance for credit losses	(10,977)			(11,007)
Nonaccrual loans	11,548			16,881
Other real estate owned	871			620
Cash and due from banks	19,011			17,492
Bank premises and equipment	6,056			5,738
Other non-earning assets	58,064			54,775
Total average assets	$835,548			$770,729
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$175,452	$79	0.18%	$143,383	$102	0.29%
Money market accounts	173,287	113	0.26%	159,355	184	0.47%
Time certificates of deposit, under $100,000	50,350	88	0.70%	54,587	117	0.87%
Time certificates of deposit, $100,000 and over	99,882	201	0.81%	119,122	313	1.07%
Total interest-bearing deposits	498,971	481	0.39%	476,447	716	0.61%
Other borrowed funds	9,155	65	2.86%	13,655	95	2.82%
Total interest-bearing liabilities	508,126	$546	0.43%	490,102	$811	0.67%
Non-interest bearing demand deposits	205,548			173,005
Other liabilities	11,199			8,504
Shareholders’ equity	110,675			99,118
Total average liabilities and shareholders’ equity	$835,548			$770,729
Interest income and rate earned on average earning assets		$8,750	4.66%		$8,824	5.14%
Interest expense and interest cost related to average interest-bearing liabilities		546	0.43%		811	0.67%
Net interest income and net interest margin (4)		$8,204	4.37%		$8,013	4.67%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $534 and $412 in 2012 and 2011 respectively.

(2)	Loan interest income includes loan fees of $64 in 2012 and $93 in 2011

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $378,000 or 5.85% for the three months ended March 31, 2012 compared to the same period in 2011.  Average total loans, including non-accrual loans, for the three months ended March 31, 2012 decreased $13,554,000 or 3.18% to $412,680,000 compared to $426,234,000 for the same period in 2011.  The yield on average total loans decreased 30 basis points to 6.10% for the three months ended 2012 compared to 6.40% for the same period in 2011.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  The loan floors will cause net interest margin compression in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $180,000 in the first three months of 2012 to $2,128,000 compared to $1,948,000, for the same period in 2011.  The yield on average investments decreased 0.38% basis points to 3.07% for the three month period ended March 31, 2012 compared to 3.45% for the same period in 2011.  The increase of the balance of the investment portfolio at significantly reduced yields increased net interest income but contributed to the decrease in net interest margin. Average total investments for the first three months of 2012 increased $73,123,000 or 26.70% to $346,950,000 compared to $273,827,000 for the same period in 2011.  Income from investments represents 27.76% of net interest income for the first three months of 2012 compared to 25.64% for the same period in 2011.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2012, we held $204,130,000 or 63.05% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.88%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized gain on the available-for-sale investment portfolio was $5,444,000 at March 31, 2012 and is reflected in the Company’s equity.  At March 31, 2012, the average life of the investment portfolio was 5.23 years and the fair value of the portfolio reflected a pre-tax gain of $9,251,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). For the three months ended March 31, 2012 no OTTI was recorded. Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2012, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $21,446,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio is $15,039,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the three months ended March 31, 2012 decreased $198,000 or 2.35% to $8,212,000 compared to $8,410,000 for the three months ended March 31, 2012.  The decrease was due to the 48 basis point decrease in the yield on average interest earning assets.  The yield on interest earning assets decreased to 4.66% on a fully tax equivalent basis for the three months ended March 31, 2012 from 5.14% for the three months ended March 31, 2011 primarily due to the decrease in yields on investments.  Average interest earning assets increased to $750,975,000 for the three months ended March 31, 2012 compared to $686,230,000 for the three months ended March 31, 2011.  The $64,745,000 increase in average earning assets can be attributed to the $73,123,000 increase in total investments offset by a $8,221,000 decrease in loans.

Interest expense on deposits for the three months ended March 31, 2012 decreased $236,000 or 32.91% to $481,000 compared to $717,000 for the three months ended March 31, 2011.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 22 basis points to 0.39% for the three months ended March 31, 2012 from 0.61% in 2011 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 4.73% or $22,524,000 to $498,971,000 for the three months ended March 31, 2012 compared to $476,447,000 for the same period ended March 31, 2011.

Average other borrowed funds decreased $4,500,000 or 32.95% to $9,155,000 with an effective rate of 2.86% for the three months ended March 31, 2012 compared to $13,655,000 with an effective rate of 2.82% for the three months ended March 31, 2011.  As a result, total interest expense on other borrowed funds decreased $30,000 to $65,000 for the three months ended March 31, 2012 from $95,000 for the three months ended March 31, 2011.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long-term borrowings.  The effective rate of the FHLB advances was 3.59% for the three month period ended March 31, 2012.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.  Borrowings have matured and have not been replaced due to influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rate at March 31, 2012 was 2.17%.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 24 basis points to 0.43% for the three month period ended March 31, 2012 compared to 0.67% for 2011 while the cost of total deposits decreased to 0.27% for the three month period ended March 31, 2012 compared to 0.45% for same period in 2011.  Average demand deposits increased 18.81% to $205,548,000 in 2012 compared to $173,005,000 for 2011.  The ratio of non-interest bearing demand deposits to total deposits increased to 29.18% in the three month period of 2012 compared to 26.64% for the same period in 2011.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2012 increased by $68,000 or 0.89% to $7,666,000 compared to $7,598,000 for the same period in 2011.  The increase was due to the 22 basis point decrease in the average interest rate on deposits mostly offset by a 48 basis point decrease in the average rate on earning assets. Average interest earning assets were $750,975,000 for the three months ended March 31, 2012 with a net interest margin (fully tax equivalent basis) of 4.37% compared to $686,230,000 with a net interest margin (fully tax equivalent basis) of 4.67% for the three months ended March 31, 2011.  The $64,745,000 increase in average earning assets can be attributed to the $73,123,000 increase in total investments partially offset by a $8,221,000 decrease in average loans.  Average interest bearing liabilities increased 3.68% to $508,126,000 for the three months ended March 31, 2012 compared to $490,102,000 for the same period in 2011.

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

Quarterly, the CCA sets the specific reserve for all impaired credits.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not impaired.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	March 31, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial and industrial	$2,497	19.5%	$1,924	18.3%
Agricultural production	217	5.2%	342	7.0%
Real estate:
Owner occupied	1,771	26.7%	1,578	26.4%
Real estate-construction and other land loans	1,091	8.0%	2,954	7.7%
Agricultural real estate	445	14.1%	2,043	14.6%
Commercial real estate	1,672	10.6%	489	9.9%
Other	161	2.1%	91	1.8%
Total real estate	5,140	61.5%	7,155	60.4%
Equity loans and lines of credit	1,536	11.5%	1,419	12.0%
Consumer and installment	606	2.3%	417	2.3%
Unallocated reserves	289		139
Total allowance for credit losses	$10,285		$11,396

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time. We assign qualitative and quantitative factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first three months of 2012 were $400,000 compared to $100,000 for the same period in 2011.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the three months ended March 31, 2012, the Company had net charge offs totaling $1,511,000 compared to $95,000 for the same period in 2011.  The charge offs consisted primarily of one real estate loan. The charged off loans had been previously identified and adequately reserved for.

Nonperforming loans were $10,142,000 and $14,434,000 at March 31, 2012 and December 31, 2011, respectively, and $15,589,000 at March 31, 2011.  Nonperforming loans as a percentage of total loans were 2.48% at March 31, 2012 compared to 3.38% at December 31, 2011 and 3.69% at March 31, 2011.  Other real estate owned at March 31, 2012 was $2,253,000 compared to none at December 31, 2011 and $257,000 at March 31, 2011.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 1.46% for the three months ended March 31, 2012, and 0.09% for the same period in 2011.  The annual net charge off ratios for 2011, 2010, and 2009 were 0.16%, 0.66% and 1.56%, respectively.

We believe the significant economic downturn that commenced during 2008 and has continued through 2012 has had a considerable impact on the ability of certain borrowers to satisfy their obligations, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, we estimate the impact certain economic factors will have on various credits within the portfolio.

While the Company saw a decline in the balance of non-accruing loans when compared to that reported at December 31, 2011, non-accruing balances remain elevated relative to historical periods.  Continued increases in the level of charge-offs and the number and dollar volume of past due and non-performing loans may result in further provisions to the allowance for credit losses.

We anticipate weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses during 2012.  We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of March 31, 2012, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $7,266,000 for the three months period ended March 31, 2012 and $7,498,000 for the same period in 2011.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sale of other real estate owned, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $1,658,000 for the three months ended March 31, 2012 compared to $1,748,000 for the same period in 2011.  The $90,000 or 5.15% decrease in non-interest income was due to a decrease in net gains on sale of other real estate owned of $547,000 during 2012, partially offset by a $363,000 increase in net realized gains on sales and calls of investment securities, a $71,000 increase in loan placement fees, and a $31,000 decrease in net impairment loss recognized in earnings.

During the three months ended March 31, 2012, we realized a net gain on sales and calls of investment securities of $347,000 compared to a net loss of $16,000 for the same period in 2011.  During the first three months of 2012, we also realized a loss on sale of other real estate owned of $2,000 compared to a net gain of $545,000 in 2011.  For the three month period ended March 31, 2012, there were no other-than-temporary impairment write downs on investment securities.  See Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.

Customer service charges decreased $10,000 or 1.43% to $689,000 for the first three months of 2012 compared to $699,000 for the same period in 2011, mainly due to a decrease in overdraft fee income.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $2,893,000 in FHLB stock.  We received dividends totaling $4,000 in the three months ended March 31, 2012, compared to $2,000 for the same period in 2011.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, other real estate owned expense, and data processing are the major categories of non-interest expenses.  Non-interest expenses decreased $235,000 or 3.29% to $6,918,000 for the three months ended March 31, 2012, compared to $7,153,000 for the three months ended March 31, 2011.  The decrease in 2012 was primarily due to a decrease in regulatory assessment expense and legal expense, partially offset by an increase in salaries and employee benefits and OREO expense.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sale and calls of investments and OREO related gains and losses) was 75.79% for the first three months of 2012 compared to 79.57% for the three months ended March 31, 2011.  The improvement in the ratio resulted from an increase in net interest income.  After the elimination of OREO related gains and expenses, non-interest income increased and operating expenses decreased.

Salaries and employee benefits increased $51,000 or 1.25% to $4,129,000 for the first three months of 2012 compared to $4,078,000 for the three months ended March 31, 2011.  The increase in salaries and employee benefits for the 2012 period can be attributed to normal cost increases.  Full time equivalents were 210 at March 31, 2012, compared to 215 at March 31, 2011.

Occupancy and equipment expense decreased $53,000 or 5.67% to $881,000 for the three months ended March 31, 2012 compared to $934,000 for the three months ended March 31, 2011.  Utilities, depreciation and repair expenses were lower in 2012, as compared to the same period in 2011.

Regulatory assessments decreased to $156,000 for the three month period ended March 31, 2012 compared to $289,000 for the same period in 2011.  The FDIC finalized a new assessment system which took effect the third quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity.

Total net OREO expenses were $63,000 for the three months ended March 31, 2012 and $9,000 for the same period in 2011.

Other categories of non-interest expenses decreased $25,000 or 2.33% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
ATM/debit card expenses	$86	0.04%	$87	0.05%
Consulting	84	0.04%	36	0.02%
License & maintenance contracts	57	0.03%	83	0.04%
Stationery/supplies	55	0.03%	60	0.03%
Telephone	51	0.02%	81	0.04%
Amortization of software	48	0.02%	56	0.03%
Director fees and related expenses	45	0.02%	53	0.03%
Postage	35	0.02%	48	0.02%
Donations	34	0.02%	47	0.02%
Education/training	33	0.02%	25	0.01%
Operating losses	30	0.01%	17	0.01%
General Insurance	28	0.01%	25	0.01%
Appraisal fees	6	—%	30	0.02%
Other	457	0.22%	426	0.22%
Total other non-interest expense	$1,049	0.50%	$1,074	0.56%

Provision for Income Taxes

Our effective income tax rate was 14.61% for the three months ended March 31, 2012 compared to 24.13% for the three months ended March 31, 2011. The Company reported an income tax provision of $293,000 for three months ended March 31, 2012, compared to $505,000 for the three months ended March 31, 2011.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2012, the Company determined that the deferred tax valuation allowance in the amount of $114,000 for California capital loss carryforwards was appropriate.

Preferred Stock Dividends and Accretion

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the "Treasury"), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, to the Treasury for an aggregate purchase price of $7,000,000.

Simultaneously, the Company agreed with Treasury to redeem 7,000 shares of the Company’s Series A Preferred Stock (“Series A Stock”) originally issued pursuant to the Treasury’s Capital Purchase Program (“CPP”) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount at the time of the CPP transaction.

In connection with the repurchase of the Series A Stock, the Company also notified the Treasury of the Company's intent to repurchase the warrant (the “Warrant”) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction. On September 28, 2011, the Company completed the repurchase of the Warrant for total consideration of $185,000.

The Company accrued preferred stock dividends to the Treasury in the amount of $88,000 during the three months ended March 31, 2012 and preferred stock dividends and accretion of the issuance discount on the amount of $99,000 during the comparable period in 2011.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2012 compared to December 31, 2011.

Total assets were $834,684,000 as of March 31, 2012, compared to $849,023,000 as of December 31, 2011, a decrease of 1.69% or $14,339,000.  Total gross loans were $408,348,000 as of March 31, 2012, compared to $427,395,000 as of December 31, 2011, a decrease of $19,047,000 or 4.46%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 0.38% or $1,344,000 to $355,152,000.  Total deposits decreased 1.35% or $9,590,000 to $703,396,000 as of March 31, 2012, compared to $712,986,000 as of December 31, 2011.  Shareholders’ equity increased $3,250,000 or 3.02% to $110,732,000 as of March 31, 2012, compared to $107,482,000 as of December 31, 2011, due to net income included in retained earnings, an increase in other comprehensive income, and issuance of common stock from the exercise of stock options.

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

Investments

Our investment portfolio consists primarily of U.S. Government agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2012, investment securities with a fair value of $105,832,000, or 32.69% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at March 31, 2012 was 58.05% compared to 59.94% at December 31, 2011.  The loan to deposit ratio of our peers was 74.42% at December 31, 2011.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 0.38% or $1,344,000 to $355,152,000 at March 31, 2012, from $353,808,000 at December 31, 2011.  The market value of the portfolio reflected an unrealized gain of $9,251,000 at March 31,

2012, compared to $7,008,000 at December 31, 2011.

We periodically evaluate each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  As of March 31, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI).  Under ASC 320-10, the portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the original yield expected at time of purchase.

Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in November 2011 to provide independent valuation and OTTI analysis of private label residential mortgage backed securities (PLRMBS).

For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. The evaluation for PLRMBS also includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the best estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s original yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of March 31, 2012.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

At March 31, 2012, the Company held 179 obligations of states and political subdivision securities of which four were in a loss position for less than 12 months and two were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the Company held 186 U.S. Government agency securities collateralized by mortgage obligation securities of which 44 were in a loss position for less than 12 months and one in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government agencies collateralized by mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the Company had a total of 25 PLRMBS with a remaining principal balance of $7,815,000 and a net unrealized loss of approximately $811,000.  Eight of these securities account for $1,034,000 of the unrealized loss at March 31, 2012, offset by 17 of these securities with gains totaling $223,000.  Seven of these PLRMBS, with a remaining principal balance of $5,911,000, had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  Several of these investment securities continue to demonstrate cash flows and credit support as expected and the expected cash flows of the security discounted at the security’s original yield are greater than the book value of the security, therefore management does not consider these securities to be other than temporarily impaired.  No credit related OTTI charges related to PLRMBS were recorded during the three month period ended March 31, 2012.

During the first quarter of 2012, the Company did not record any OTTI charges.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $19,047,000 or 4.46% to $408,348,000 as of March 31, 2012, compared to $427,395,000 as of December 31, 2011.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	March 31, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial:
Commercial and industrial	$79,973	19.5%	$78,089	18.3%
Agricultural land and production	21,352	5.2%	29,958	7.0%
Total commercial	101,325	24.7%	108,047	25.3%
Real estate:
Owner occupied	108,985	26.7%	113,183	26.4%
Real estate construction and other land loans	32,782	8.0%	33,047	7.7%
Commercial real estate	57,376	14.1%	62,523	14.6%
Agricultural real estate	43,618	10.6%	42,596	9.9%
Other real estate	8,384	2.1%	7,892	1.8%
Total real estate	251,145	61.5%	259,241	60.4%
Consumer:
Equity loans and lines of credit	47,119	11.5%	51,106	12.0%
Consumer and installment	9,563	2.3%	9,765	2.3%
Total consumer	56,682	13.8%	60,871	14.3%
Deferred loan fees, net	(804)		(764)
Total gross loans	408,348	100.0%	427,395	100.0%
Allowance for credit losses	(10,285)		(11,396)
Total loans	$398,063		$415,999

As of March 31, 2012, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 97.7% of total loans of which 24.7% were commercial and 73.0% were real-estate-related.  This level of concentration is consistent with 97.7%% at December 31, 2011.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at March 31, 2012 or December 31, 2011.

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

At March 31, 2012, total nonperforming assets totaled $12,395,000, or 1.48% of total assets, compared to $14,434,000, or 1.70% of total assets at December 31, 2011.  Total nonperforming assets at March 31, 2012, included nonaccrual loans totaling $10,142,000, OREO balance of $2,253,000, and no repossessed assets. Nonperforming assets in 2011 consisted of $14,434,000 in nonaccrual loans and no OREO or repossessed assets. At March 31, 2012 we had five loans considered troubled debt restructurings (“TDRs”) totaling $9,316,000 which are included in nonaccrual loans compared to six TDRs totaling $10,601,000 at December 31, 2011. We have no outstanding commitments to lend additional funds to any of these borrowers.

A summary of nonperforming loans at March 31, 2012 and December 31, 2011 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2012 or December 31, 2011.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(Dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans
Commercial and industrial	$24	$267
Owner occupied	225	353
Commercial real estate	—	2,434
Equity loans and lines of credit	504	705
Consumer and installment	73	74
Troubled debt restructured loans (non-accruing)
Owner occupied	1,004	1,019
Real estate construction and other land loans	6,696	6,823
Commercial real estate	—	1,110
Equity loans and lines of credit	1,616	1,649
Total non-accrual	10,142	14,434
Accruing loans past due 90 days or more	—	—
Total non-performing	$10,142	$14,434
Nonperforming loans to total loans	2.48%	3.38%
Ratio of nonperforming loans to allowance for credit losses	98.61%	126.66%
Loans considered to be impaired	$18,591	$23,644
Related allowance for credit losses on impaired loans	$1,237	$4,368

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2012 and December 31, 2011, we had impaired loans totaling $18,591,000 and $23,644,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first quarter of 2012.

(In thousands)	Balance, December 31, 2011	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, March 31, 2012
Non-accrual loans:
Commercial and industrial	$267	$4	$(11)	$(155)	$—	$(81)	$24
Real estate	2,787	—	(6)	(2,175)	—	(381)	225
Equity loans and lines of credit	705	—	(125)	—	—	(76)	504
Consumer	74	—	(1)	—	—	—	73
Restructured loans (non-accruing):
Real Estate	2,129	—	(15)	(7)	—	(1,103)	1,004
Real Estate construction and other land loans	6,823	—	(127)	—	—	—	6,696
Equity loans and lines of credit	1,649	—	(33)	—	—	—	1,616
Total non-accrual	$14,434	$4	$(318)	$(2,337)	$—	$(1,641)	$10,142

The following table provides a summary of the change in the OREO balance for the three months ended March 31, 2012:

Balance,
(In thousands)	March 31, 2012
Balance, December 31, 2011	$—
Additions	2,337
Dispositions	(82)
Write-downs	—
Net loss on disposition	(2)
Balance, March 31, 2012	$2,253

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is carried at the lesser of cost or fair market value, less selling costs.  We had three properties totaling $2,253,000 in OREO at March 31, 2012, compared to none at December 31, 2011.

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

The allowance for credit losses is maintained to cover probable losses inherent in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit Committee.  They delegate the authority to the Chief Credit Administrator (CCA) to determine the loss reserve ratio for each type of asset and to review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

The allowance for credit losses is an estimate of the losses that may be sustained in our loan and lease portfolio.  The allowance is based on principles of accounting: (1) ASC 310-10 which requires that losses be accrued for impaired loans when they are probable of occurring and can be reasonably estimated and (2) ASC 450-20 which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011	2011
Balance, beginning of period	$11,396	$11,014	$11,014
Provision charged to operations	400	1,050	100
Losses charged to allowance	(1,669)	(1,532)	(321)
Recoveries	158	864	226
Balance, end of period	$10,285	$11,396	$11,019
Allowance for credit losses to total loans at end of period	2.52%	2.67%	2.61%

As of March 31, 2012, the balance in the allowance for credit losses was $10,285,000 compared to $11,396,000 as of December 31, 2011.  The decrease was due to net charge offs during the three months ended March 31, 2012 being greater than the amount of the provision for credit losses.  Net charge offs totaled $1,511,000 while the provision for credit losses was $400,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $137,871,000 as of March 31, 2012, compared to $129,005,000 as of December 31, 2011.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of March 31, 2012, the allowance for credit losses was 2.52% of total gross loans compared to 2.67% as of December 31, 2011.  During the three months ended March 31, 2012, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  During the period ended March 31, 2012, the Company enhanced the process for estimating the allowance for credit losses through inclusion of net present value methodology in addition to collateral dependent analysis.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. In 2011, enhanced methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing and impaired loans totaled $10,142,000 as of March 31, 2012, and $14,434,000 as of December 31, 2011.  The allowance for credit losses as a percentage of nonperforming and impaired loans was 101.41% and 78.95% as of March 31, 2012 and December 31, 2011, respectively.  Management believes the allowance at March 31, 2012 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2012, was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In 2011, ASU 2011-08 was issued that provided additional guidance on the determination of whether an impairment of goodwill has occurred, including the introduction of a qualitative review of factors that might indicate that a goodwill impairment has occurred.  ASU 2011-08 is effective for our 2012 reporting year; however, the Company early adopted this standard as of September 30, 2011.  The Company performed our annual impairment test in the third quarter of 2011 utilizing the qualitative factors cited in the ASU.  Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at March 31, 2012 was $733,000, net of $2,167,000 in accumulated amortization expense.  The carrying value at December 31, 2011 was $783,000, net of $2,117,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2012.  Amortization expense recognized was $50,000 and $104,000 for the three month periods ended March 31, 2012 and 2011.

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raises the current standard maximum deposit insurance amount to $250,000 and extended unlimited FDIC deposit insurance to qualifying noninterest-bearing transaction accounts through December 31, 2012.

Total deposits decreased $9,590,000 or 1.35% to $703,396,000 as of March 31, 2012, compared to $712,986,000 as of December 31, 2011.  Interest-bearing deposits decreased $7,390,000 or 1.46% to $497,571,000 as of March 31, 2012, compared to $504,961,000 as of December 31, 2011.  Non-interest bearing deposits decreased $2,200,000 or 1.06% to $205,825,000 as of March 31, 2012, compared to $208,025,000 as of December 31, 2011.  Average non-interest bearing deposits to average total deposits was 29.18% for the three months ended March 31, 2012 compared to 26.64% for the same period in 2011.

The composition of the deposits and average interest rates paid at March 31, 2012 and December 31, 2011 is summarized in the table below.

(Dollars in thousands)	March 31, 2012	% of Total Deposits	Effective Rate	December 31, 2011	% of Total Deposits	Effective Rate
NOW accounts	$142,780	20.3%	0.20%	$140,268	19.6%	0.26%
MMA accounts	171,054	24.3%	0.26%	181,731	25.5%	0.40%
Time deposits	150,192	21.3%	0.77%	151,695	21.3%	0.96%
Savings deposits	33,545	4.8%	0.10%	31,267	4.4%	0.16%
Total interest-bearing	497,571	70.7%	0.39%	504,961	70.8%	0.54%
Non-interest bearing	205,825	29.3%		208,025	29.2%
Total deposits	$703,396	100.0%		$712,986	100.0%

Other Borrowings

There were $4,000,000 short term borrowings as of March 31, 2012, compared to none as of December 31, 2011.

Short-term borrowings of $4,000,000 at March 31, 2012 represent FHLB advances with a weighted average interest of 3.59% and weighted average maturity of 0.9 years.

Long-term FHLB borrowings at December 31, 2011 were $4,000,000. There were no long-term FHLB borrowings outstanding at March 31, 2012.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2012, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  As of March 31, 2012, the rate was 2.17%.  Interest expense recognized by the Company for the three months ended March 31, 2012 and 2011 was $28,000 and $25,000, respectively.

Capital

Our shareholders’ equity was $110,732,000 as of March 31, 2012, compared to $107,482,000 as of December 31, 2011.  The increase in shareholders’ equity is the result of retained earnings increase of $1,625,000 for the three months ended March 31, 2012, an increase in other comprehensive income net of tax of $1,320,000, proceeds from the exercise of employee stock options, including the related tax benefit of $305,000, and stock-based compensation expense of $50,000.

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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$83,533	10.33%	$82,571	10.13%
Minimum regulatory requirement	$32,352	4.00%	$32,612	4.00%
Central Valley Community Bank	$82,539	10.21%	$81,599	10.01%
Minimum requirement for “Well-Capitalized” institution	$40,425	5.00%	$40,743	5.00%
Minimum regulatory requirement	$32,340	4.00%	$32,594	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$83,533	16.97%	$82,571	16.20%
Minimum regulatory requirement	$19,693	4.00%	$20,383	4.00%
Central Valley Community Bank	$82,539	16.78%	$81,599	16.02%
Minimum requirement for “Well-Capitalized” institution	$29,521	6.00%	$30,554	6.00%
Minimum regulatory requirement	$19,680	4.00%	$20,369	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$89,865	18.25%	$89,136	17.49%
Minimum regulatory requirement	$39,386	8.00%	$40,767	8.00%
Central Valley Community Bank	$88,867	18.06%	$88,159	17.31%
Minimum requirement for “Well-Capitalized” institution	$49,201	10.00%	$50,923	10.00%
Minimum regulatory requirement	$39,361	8.00%	$40,738	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  Disallowed deferred tax assets deducted from Tier 1 capital were $2,445,000 and $1,427,000 at March 31, 2012 and December 31, 2011, respectively.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2012, the Company had unpledged securities totaling $217,916,000 available as a secondary source of liquidity and total cash and cash equivalents of $51,900,000.  Cash and cash equivalents at March 31, 2012 increased

15.84% compared to December 31, 2011.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2012, our available borrowing capacity includes approximately $44,000,000 in unsecured credit lines with our correspondent banks, $123,254,000 in unused FHLB advances and a $382,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2012, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2012 and December 31, 2011:

Credit Lines (In thousands)	March 31, 2012	December 31, 2011
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$44,000	$44,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$127,254	$125,122
Balance outstanding	$4,000	$4,000
Collateral pledged	$111,583	$112,926
Fair value of collateral	$112,401	$114,214
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$382	$551
Balance outstanding	$—	$—
Collateral pledged	$375	$542
Fair value of collateral	$390	$562

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 9 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report to Shareholders on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report to Shareholders on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None to report

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4 MINE SAFETY DISCLOSURES

None to report

ITEM 5 OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

10.99	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and William S. Smittcamp.

10.100	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and Daniel N. Cunningham.

10.101	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and Louis McMurray.

10.102	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and Louis McMurray.

10.103	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and Edwin S. Darden.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: May 11, 2012	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 11, 2012	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INEX
Exhibit Number	Description

10.99	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and William S. Smittcamp.

10.100	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and Daniel N. Cunningham.

10.101	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and Louis McMurray.

10.102	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and Louis McMurray.

10.103	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012 by and between Central Valley Community Bank and Edwin S. Darden.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.