Form 10-Q
period 2012-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2012-08-10
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
 As of August 3, 2012 there were 9,597,066 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2012 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$18,643	$19,409
Interest-earning deposits in other banks	28,231	24,467
Federal funds sold	610	928
Total cash and cash equivalents	47,484	44,804
Available-for-sale investment securities (Amortized cost of $312,175 at June 30, 2012 and $321,405 at December 31, 2011)	322,931	328,413
Loans, less allowance for credit losses of $10,140 at June 30, 2012 and $11,396 at December 31, 2011	404,203	415,999
Bank premises and equipment, net	6,287	5,872
Other real estate owned	2,098	—
Bank owned life insurance	11,961	11,655
Federal Home Loan Bank stock	3,850	2,893
Goodwill	23,577	23,577
Core deposit intangibles	683	783
Accrued interest receivable and other assets	12,970	15,027
Total assets	$836,044	$849,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$202,253	$208,025
Interest bearing	500,498	504,961
Total deposits	702,751	712,986
Short-term borrowings	4,000	—
Long-term debt	—	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	10,879	19,400
Total liabilities	722,785	741,541
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, issued and outstanding: 7,000 shares at June 30, 2012 and December 31, 2011	7,000	7,000
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 9,592,166 at June 30, 2012 and 9,547,816 at December 31, 2011	40,877	40,552
Retained earnings	59,053	55,806
Accumulated other comprehensive income, net of tax	6,329	4,124
Total shareholders’ equity	113,259	107,482
Total liabilities and shareholders’ equity	$836,044	$849,023

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$6,053	$6,560	$12,137	$13,022
Interest on deposits in other banks	16	45	34	95
Interest on Federal funds sold	1	—	1	1
Interest and dividends on investment securities:
Taxable	880	1,131	1,953	2,228
Exempt from Federal income taxes	1,078	830	2,115	1,630
Total interest income	8,028	8,566	16,240	16,976
INTEREST EXPENSE:
Interest on deposits	455	712	936	1,429
Interest on junior subordinated deferrable interest debentures	26	24	55	49
Other	37	36	73	106
Total interest expense	518	772	1,064	1,584
Net interest income before provision for credit losses	7,510	7,794	15,176	15,392
PROVISION FOR CREDIT LOSSES	100	250	500	350
Net interest income after provision for credit losses	7,410	7,544	14,676	15,042
NON-INTEREST INCOME:
Service charges	676	749	1,365	1,448
Appreciation in cash surrender value of bank owned life insurance	96	96	190	193
Loan placement fees	99	77	227	134
Net realized gain on sale of assets	4	—	4	—
Gain (loss) on disposal of other real estate owned	14	(12)	12	533
Net realized gains on sale and calls of investment securities	97	42	444	26
Other-than-temporary impairment loss:
Total impairment loss	—	—	—	(31)
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	—	(31)
Federal Home Loan Bank dividends	3	3	7	5
Other income	482	642	880	1,037
Total non-interest income	1,471	1,597	3,129	3,345
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,957	3,998	8,086	8,076
Occupancy and equipment	877	936	1,758	1,870
Regulatory assessments	169	194	325	483
Data processing expense	283	286	577	562
Advertising	140	182	280	366
Audit and accounting fees	125	113	253	225
Legal fees	54	83	82	176
Other real estate owned, net	9	(7)	72	2
Amortization of core deposit intangibles	50	103	100	207
Other expense	1,054	1,179	2,103	2,253
Total non-interest expenses	6,718	7,067	13,636	14,220
Income before provision for income taxes	2,163	2,074	4,169	4,167
Provision for income taxes	454	301	747	806
Net income	$1,709	$1,773	$3,422	$3,361
Net income	$1,709	$1,773	$3,422	$3,361
Preferred stock dividends and accretion	87	99	175	198
Net income available to common shareholders	$1,622	$1,674	$3,247	$3,163
Net income per common share:
Basic earnings per share	$0.17	$0.18	$0.34	$0.33
Weighted average common shares used in basic computation	9,592,045	9,516,110	9,581,172	9,495,890
Diluted earnings per share	$0.17	$0.18	$0.34	$0.33
Weighted average common shares used in diluted computation	9,618,976	9,540,615	9,604,056	9,522,664

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$1,709	$1,773	$3,422	$3,361
Other Comprehensive Income:
Unrealized gains on securities:
Unrealized holdings gains	1,602	3,907	4,192	4,015
Less: reclassification for net (gains) losses included in net income	(97)	(42)	(444)	5
Other comprehensive income, before tax	1,505	3,865	3,748	4,020
Tax expense related to items of other comprehensive income	(620)	(1,591)	(1,543)	(1,655)
Total other comprehensive income	885	2,274	2,205	2,365
Comprehensive income	$2,594	$4,047	$5,627	$5,726

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,422	$3,361
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net increase in deferred loan fees	170	162
Depreciation	486	608
Accretion	(346)	(369)
Amortization	3,376	1,435
Stock-based compensation	64	102
Tax benefit from exercise of stock options	(20)	(117)
Provision for credit losses	500	350
Net other than temporary impairment losses on investment securities	—	31
Net realized gains on sales and calls of available-for-sale investment securities	(444)	(26)
Net gain on sale and disposal of equipment	(4)	—
Net gain on sale of other real estate owned	(12)	(533)
Increase in bank owned life insurance, net of expenses	(190)	(15)
Net gain on bank owned life insurance	—	(85)
Net decrease (increase) in accrued interest receivable and other assets	14	(288)
Net decrease in prepaid FDIC Assessments	257	410
Net (decrease) increase in accrued interest payable and other liabilities	(8,521)	317
Provision for deferred income taxes	261	696
Net cash (used in) provided by operating activities	(987)	6,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(41,120)	(65,802)
Proceeds from sales or calls of available-for-sale investment securities	7,499	31,409
Proceeds from maturity and principal repayments of available-for-sale investment securities	40,365	15,744
Net decrease (increase) in loans	8,790	(5,330)
Proceeds from sale of other real estate owned	251	2,120
Purchases of premises and equipment	(900)	(610)
Purchases of bank owned life insurance	(116)	—
FHLB stock (purchased) redeemed	(957)	131
Proceeds from bank owned life insurance	—	146
Proceeds from sale of premises and equipment	4	—
Net cash provided by (used in) investing activities	13,816	(22,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(5,105)	35,095
Net decrease in time deposits	(5,130)	(16,694)
Repayments of short-term borrowings to Federal Home Loan Bank	—	(10,000)
Proceeds from exercise of stock options	241	680
Tax benefit from exercise of stock options	20	117
Cash dividends on preferred stock	(175)	(175)
Net cash (used in) provided by financing activities	(10,149)	9,023
Increase (decrease) in cash and cash equivalents	2,680	(7,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,804	100,999
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,484	$93,869
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$1,089	$1,795
Income taxes	$760	$826
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	$2,337	$95
Accrued preferred stock dividends	$87	$44

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2012, and the results of its operations and its cash flows for the six month interim periods ended June 30, 2012 and June 30, 2011 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2012 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Presentation of Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.  The remaining provisions of ASU 2011-05 are to be be applied retrospectively. The Company adopted this standard on January 1, 2012. The Company elected to present comprehensive income as a separate statement of comprehensive income. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Note 2.  Share-Based Compensation

For the six month periods ended June 30, 2012 and 2011, share-based compensation cost recognized was $64,000 and $102,000, respectively. For the quarter ended June 30, 2012 and 2011, shared-based compensation was $14,000 and $52,000, respectively. The recognized tax benefits for stock option compensation expense were $11,000 and $18,000, respectively, for the six month periods ended June 30, 2012 and 2011.  For the quarter ended June 30, 2012 and 2011, recognized tax benefits were $2,000 and $9,000, respectively.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term and level of estimated forfeitures of the Company’s options were based on the Company’s own historical experience.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.

No options to purchase shares of the Company’s common stock were issued in the first six months of 2012 and 2011 from any of the Company’s stock based compensation plans.

A summary of the combined activity of the Company’s Stock Based Compensation Plans for the six month period ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2012	511,019	$8.56
Options exercised	(44,350)	$5.42
Options canceled	(4,040)	$10.34
Options outstanding at June 30, 2012	462,629	$8.84	3.77	$155
Options vested or expected to vest at June 30, 2012	446,395	$8.94	3.67	$144
Options exercisable at June 30, 2012	390,829	$9.41	3.00	$75

The total intrinsic value of 44,350 options exercised in the six months ended June 30, 2012 was $46,000.

Cash received from options exercised for the six months ended June 30, 2012 was $241,000.  The actual tax benefit realized for the tax deductions from options exercised totaled $20,000 and $117,000 for six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was $132,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 3.04 years.

Note 3. Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, stock appreciation rights settled in stock or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company.  There was no difference in the net income used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2012 or 2011.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2012	2011	2012	2011
Net Income	$1,709	$1,773	$3,422	$3,361
Less: Preferred stock dividends and accretion	(87)	(99)	(175)	(198)
Income available to common shareholders	$1,622	$1,674	$3,247	$3,163
Weighted average shares outstanding	9,592,045	9,516,110	9,581,172	9,495,890
Basic earnings per share	$0.17	$0.18	$0.34	$0.33

Diluted Earnings Per share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2012	2011	2012	2011
Net Income	$1,709	$1,773	$3,422	$3,361
Less: Preferred stock dividends and accretion	(87)	(99)	(175)	(198)
Income available to common shareholders	$1,622	$1,674	$3,247	$3,163
Weighted average shares outstanding	9,592,045	9,516,110	9,581,172	9,495,890
Effect of dilutive stock options	26,931	24,505	22,884	26,774
Weighted average shares of common stock and common stock equivalents	9,618,976	9,540,615	9,604,056	9,522,664
Diluted earnings per share	$0.17	$0.18	$0.34	$0.33

During the six-month periods ended June 30, 2012 and 2011, options and TARP warrants to purchase 377,129 and 518,116 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities, all of which are classified available-for-sale.  As of June 30, 2012, $97,136,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $10,756,000 at June 30, 2012 compared to an unrealized gain of $7,008,000 at December 31, 2011.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	June 30, 2012
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$106,675	$9,411	$(272)	$115,814
U.S. Government agencies collateralized by residential mortgage obligations	190,654	2,410	(592)	192,472
Private label residential mortgage backed securities	7,250	209	(790)	6,669
Other equity securities	7,596	380	—	7,976
	$312,175	$12,410	$(1,654)	$322,931

	December 31, 2011
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$149	$—	$—	$149
Obligations of states and political subdivisions	101,030	7,732	(331)	108,431
U.S. Government agencies collateralized by residential mortgage obligations	204,222	1,402	(1,080)	204,544
Private label residential mortgage backed securities	8,408	245	(1,255)	7,398
Other equity securities	7,596	295	—	7,891
	$321,405	$9,674	$(2,666)	$328,413

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended June 30, 2012 and 2011 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2012	2011	2012	2011
Proceeds from sales or calls	$3,107	$30,815	$7,499	$31,409
Gross realized gains from sales or calls	157	731	566	739
Gross realized losses from sales or calls	(60)	(689)	(122)	(713)

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$7,096	$(68)	$1,455	$(204)	$8,551	$(272)
U.S. Government agencies collateralized by residential mortgage obligations	73,948	(562)	2,030	(30)	75,978	(592)
Private label residential mortgage backed securities	—	—	4,779	(790)	4,779	(790)
	$81,044	$(630)	$8,264	$(1,024)	$89,308	$(1,654)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,194	$(20)	$2,598	$(311)	$3,792	$(331)
U.S. Government agencies collateralized by residential mortgage obligations	105,902	(1,080)	—	—	105,902	(1,080)
Private label residential mortgage backed securities	32	(1)	4,917	(1,254)	4,949	(1,255)
	$107,128	$(1,101)	$7,515	$(1,565)	$114,643	$(2,666)

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

As of June 30, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in May 2012 to provide independent valuation and OTTI analysis on certain private label residential mortgage backed securities (PLRMBS).

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

The evaluation for PLRMBS includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the best estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s original yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of June 30, 2012.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

The unrealized losses associated with PLRMBS are primarily driven by projected collateral losses, credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include default rates, severities, discount rates and prepayment rates.  Losses are estimated by forecasting the performance of the underlying mortgage loans for each security.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), the Company expects to recover the entire amortized cost basis of these securities, with the exception of certain securities for which OTTI was previously recorded.

Obligations of States and Political Subdivisions

At June 30, 2012, the Company held 182 obligations of states and political subdivision securities of which six were in a loss position for less than 12 months and two were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

U.S. Government Agencies Collateralized by Residential Mortgage Obligations

At June 30, 2012, the Company held 187 U.S. Government agency securities collateralized by residential mortgage obligations of which 48 were in a loss position for less than 12 months and three in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Private Label Residential Mortgage Backed Securities

At June 30, 2012, the Company had a total of 24 PLRMBS with a remaining principal balance of $7,250,000 and a net unrealized loss of approximately $581,000.  Eight of these securities account for the $790,000 of unrealized loss at June 30, 2012 offset by 16 of these securities with gains totaling $209,000.  Seven of these PLRMBS with a remaining principal balance of $5,586,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  No credit related OTTI charges related to PLRMBS were recorded during the six month period ended June 30, 2012.

PLRMBS as of June 30, 2012 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$2,180	1,794	$(386)	D	Fitch	10.82	22.80	51.00	97.25	—
CWALT 1	716	613	(103)	C	Fitch	12.01	27.50	59.20	100.73	4.86
CWALT 2	331	249	(82)	D	Fitch	11.10	30.40	56.30	101.38	(0.45)
FHAMS	1,919	1,799	(120)	D	Fitch	11.71	19.10	63.90	95.00	(0.24)
BAALT	111	64	(47)	CC	Fitch	9.68	11.90	44.50	97.24	3.70
ABFS	281	231	(50)	D	S&P	10.70	11.47	65.25	97.46	—
CONHE	48	71	23	B3	Moodys	9.89	6.35	100.00	86.39	—
TOTALS	$5,586	$4,821	$(765)

The following tables provide a roll forward for the three and six month periods ended June 30, 2012 and 2011 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Beginning balance	$783	$1,418	$783	$1,387
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—	—	31
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—	—	—
Realized losses for securities sold	—	(651)	—	(651)
Ending balance	$783	$767	$783	$767

The amortized cost and estimated fair value of investment securities at June 30, 2012 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2012	Amortized Cost	Estimated Fair Value
Within one year	$420	$421
After one year through five years	11,062	12,077
After five years through ten years	17,552	19,072
After ten years	77,641	84,244
	106,675	115,814
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by residential mortgage obligations	190,654	192,472
Private label residential mortgage backed securities	7,250	6,669
Other equity securities	7,596	7,976
	$312,175	$322,931

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2012
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$18,643	$18,643	$—	$—	$18,643
Interest-earning deposits in other banks	28,231	28,231	—	—	28,231
Federal funds sold	610	610	—	—	610
Available-for-sale investment securities	322,931	7,976	314,955	—	322,931
Loans, net	404,203	—	—	404,978	404,978
Federal Home Loan Bank stock	3,850	N/A	N/A	N/A	N/A
Accrued interest receivable	3,865	19	2,005	1,841	3,865
Financial liabilities:
Deposits	702,751	—	703,256	—	703,256
Short-term borrowings	4,000	—	4,082	—	4,082
Junior subordinated deferrable interest debentures	5,155	—	—	3,190	3,190
Accrued interest payable	205	—	178	27	205

	December 31, 2011
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$19,409	$19,409
Interest-earning deposits in other banks	24,467	24,467
Federal funds sold	928	928
Available-for-sale investment securities	328,413	328,413
Loans, net	415,999	418,084
Federal Home Loan Bank stock	2,893	N/A
Accrued interest receivable	3,953	3,953
Financial liabilities:
Deposits	712,986	719,673
Long-term debt	4,000	4,146
Junior subordinated deferrable interest debentures	5,155	2,706
Accrued interest payable	230	230

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of June 30, 2012 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
Obligations of states and political subdivisions	$115,814	$—	$115,814	$—
U.S. Government agencies collateralized by residential mortgage obligations	192,472	—	192,472	—
Private label residential mortgage backed securities	6,669	—	6,669	—
Other equity securities	7,976	7,976	—	—
Total assets measured at fair value on a recurring basis	$322,931	$7,976	$314,955	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities in active markets.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the six months ended June 30, 2012, no transfers between levels occurred.

The were no Level 3 assets measured at fair value on a recurring basis at June 30, 2012 or December 31, 2011.

There were no liabilities measured at fair value on a recurring basis at June 30, 2012.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2012 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$923	$—	$—	$923
Total commercial	923	—	—	923
Real estate:
Real estate-construction and other land loans	8,671	—	—	8,671
Total real estate	8,671	—	—	8,671
Consumer:
Equity loans and lines of credit	206	—	—	206
Total consumer	206	—	—	206
Total impaired loans	9,800	—	—	9,800
Other real estate owned-commercial real estate	2,098	—	—	2,098
Total assets measured at fair value on a non-recurring basis	$11,898	$—	$—	$11,898

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans and other real estate owned were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the six months ended June 30, 2012.

Impaired loans with a carrying value of $11,971,000 were written down to their fair value of $9,800,000, resulting in a related valuation allowance of $2,171,000 at June 30, 2012.  The valuation allowance represents specific allocations of the allowance for credit losses for impaired loans. There was no provision for loan losses required on impaired loans for the six months ended June 30, 2012.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics.

At June 30, 2012, the fair value of the other real estate owned was based on the anticipated sales price. Subsequent to quarter end, the other real estate owned property was sold at the anticipated sales price.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012 (dollars in thousands):

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)
Impaired Loans:
Commercial and industrial	$923	Appraisal - price digest bluebook	Adjustments for lack of sales activity and selling costs	- 40% (-40%)
Real estate-construction and other land loans	$8,671	Appraisal - land development method	Adjustments for absorption rate, discount rate, selling costs, and lot value appreciation/depreciation	0% - 30% (25%)
Equity loans and lines of credit	$206	Internal evaluation	Adjustments in home values and selling costs	- 15% (-15%)

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2012.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$149	$—	$149	$—
Obligations of states and political subdivisions	108,431	—	108,431	—
U.S. Government agencies collateralized by residential mortgage obligations	204,544	—	204,544	—
Private label residential mortgage backed securities	7,398	—	7,398	—
Other equity securities	7,891	7,891	—	—
Total assets measured at fair value on a recurring basis	$328,413	$7,891	$320,522	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities in active markets.

There were no liabilities measured at fair value on a recurring basis at December 31, 2011.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2011 (in thousands).

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2011.

Note 6.  Loans

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	June 30, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial:
Commercial and industrial	$75,786	18.3%	$78,089	18.3%
Agricultural land and production	43,643	10.5%	29,958	7.0%
Total commercial	119,429	28.8%	108,047	25.3%
Real estate:
Owner occupied	109,336	26.1%	113,183	26.4%
Real estate construction and other land loans	32,209	7.8%	33,047	7.7%
Commercial real estate	54,578	13.2%	62,523	14.6%
Agricultural real estate	38,160	9.2%	42,596	9.9%
Other real estate	8,226	2.0%	7,892	1.8%
Total real estate	242,509	58.3%	259,241	60.4%
Consumer:
Equity loans and lines of credit	44,761	10.8%	51,106	12.0%
Consumer and installment	8,578	2.1%	9,765	2.3%
Total consumer	53,339	12.9%	60,871	14.3%
Deferred loan fees, net	(934)		(764)
Total gross loans	414,343	100.0%	427,395	100.0%
Allowance for credit losses	(10,140)		(11,396)
Total loans	$404,203		$415,999

At June 30, 2012 and December 31, 2011, loans originated under Small Business Administration (SBA) programs totaling $5,744,000 and $6,421,000, respectively, were included in the real estate and commercial categories.

Note 7.  Allowance for Credit Losses

The following table shows the summary of activities for the allowance for loan losses as of and for the three months ended June 30, 2012 and 2011 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, April 1, 2012	$2,714	$5,140	$2,142	$289	$10,285
Provision charged to operations	(124)	653	(513)	84	100
Losses charged to allowance	(16)	(319)	(177)	—	(512)
Recoveries	225	—	42	—	267
Ending balance, June 30, 2012	$2,799	$5,474	$1,494	$373	$10,140
Allowance for credit losses:
Beginning balance, April 1, 2011	$2,960	$6,536	$998	$525	$11,019
Provision charged to operations	(40)	(513)	23	780	250
Losses charged to allowance	(70)	(221)	(129)	—	(420)
Recoveries	160	3	23	—	186
Ending balance, June 30, 2011	$3,010	$5,805	$915	$1,305	$11,035

The following table shows the summary of activities for allowance for credit losses as of and for the six month period ended June 30, 2012 and 2011 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2012	$2,266	$7,155	$1,836	$139	$11,396
Provision charged to operations	361	111	(206)	234	500
Losses charged to allowance	(122)	(1,792)	(267)	—	(2,181)
Recoveries	294	—	131	—	425
Ending balance, June 30, 2012	$2,799	$5,474	$1,494	$373	$10,140

Allowance for credit losses:
Beginning balance, January 1, 2011	$2,437	$5,836	$2,503	$238	$11,014
Provision charged to operations	466	185	(1,368)	1,067	350
Losses charged to allowance	(226)	(247)	(268)	—	(741)
Recoveries	333	31	48	—	412
Ending balance, June 30, 2011	$3,010	$5,805	$915	$1,305	$11,035

The following is a summary of the allowance for credit losses by impairment methodology as of June 30, 2012 and December 31, 2011 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, June 30, 2012	$2,799	$5,474	1,494	$373	$10,140
Ending balance: individually evaluated for impairment	$536	$1,600	59	$—	$2,195
Ending balance: collectively evaluated for impairment	$2,263	$3,874	1,435	$373	$7,945

Ending balance, December 31, 2011	$2,266	$7,155	$1,836	$139	$11,396
Ending balance: individually evaluated for impairment	$231	$3,764	$373	$—	$4,368
Ending balance: collectively evaluated for impairment	$2,035	$3,391	$1,463	$139	$7,028

The following table shows the ending balances of loans as of June 30, 2012 and December 31, 2011 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, June 30, 2012	$119,429	$242,509	$53,339	$415,277
Ending balance: individually evaluated for impairment	$2,423	$13,347	$2,049	$17,819
Ending balance: collectively evaluated for impairment	$117,006	$229,162	$51,290	$397,458

Loans:
Ending balance, December 31, 2011	$108,047	$259,241	$60,871	$428,159
Ending balance: individually evaluated for impairment	$3,857	$17,359	$2,428	$23,644
Ending balance: collectively evaluated for impairment	$104,190	$241,882	$58,443	$404,515

The following table shows the loan portfolio allocated by management’s internal risk ratings at June 30, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$68,088	$819	$6,879	$—	$75,786
Agricultural land and production	43,643	—	—	—	43,643
Real Estate:
Owner occupied	101,454	2,211	5,671	—	109,336
Real estate construction and other land loans	16,798	3,659	11,752	—	32,209
Commercial real estate	44,156	3,871	6,551	—	54,578
Agricultural real estate	36,254	1,906	—	—	38,160
Other real estate	8,226	—	—	—	8,226
Consumer:
Equity loans and lines of credit	41,980	299	2,482	—	44,761
Consumer and installment	8,403	91	84	—	8,578
Total	$369,002	$12,856	$33,419	$—	$415,277

The following table shows the loan portfolio allocated by management’s internally assigned risk grade ratings at December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$70,093	$2,595	$5,401	$—	$78,089
Agricultural land and production	29,958	—	—	—	29,958
Real Estate:
Owner occupied	105,308	3,125	4,750	—	113,183
Real estate construction and other land loans	15,717	4,056	13,274	—	33,047
Commercial real estate	47,323	5,035	10,165	—	62,523
Agricultural real estate	40,808	1,788	—	—	42,596
Other real estate	7,672	220	—	—	7,892
Consumer:
Equity loans and lines of credit	46,939	1,047	3,120	—	51,106
Consumer and installment	9,570	105	90	—	9,765
Total	$373,388	$17,971	$36,800	$—	$428,159

The following table shows an aging analysis of the loan portfolio by the time past due at June 30, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$75,786	$75,786	$—	$—
Agricultural land and production	—	—	—	—	43,643	43,643	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	—	—	109,336	109,336	—	1,631
Real estate construction and other land loans	730	—	—	730	31,479	32,209	—	6,562
Commercial real estate	—	—	—	—	54,578	54,578	—	—
Agricultural real estate	—	—	—	—	38,160	38,160	—	—
Other real estate	—	—	—	—	8,226	8,226	—	—
Consumer:				—	—	—
Equity loans and lines of credit	—	78	—	78	44,683	44,761	—	1,978
Consumer and installment	46	71	—	117	8,461	8,578	—	71
Total	$776	$149	$—	$925	$414,352	$415,277	$—	$10,242

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$57	$—	$236	$293	$77,796	$78,089	$—	$267
Agricultural land and production	—	—	—	—	29,958	29,958	—	—
Real estate:	—
Owner occupied	—	—	122	122	113,061	113,183	—	1,372
Real estate construction and other land loans	1,532	—	—	1,532	31,515	33,047	—	6,823
Commercial real estate	—	—	3,544	3,544	58,979	62,523	—	3,544
Agricultural real estate	—	—	—	—	42,596	42,596	—	—
Other real estate	—	—	—	—	7,892	7,892	—	—
Consumer:
Equity loans and lines of credit	123	—	97	220	50,886	51,106	—	2,354
Consumer and installment	29	74	—	103	9,662	9,765	—	74
Total	$1,741	$74	$3,999	$5,814	$422,345	$428,159	$—	$14,434

The following table shows information related to impaired loans at June 30, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$963	$963	$—
Agricultural land and production	—	—	—
Total commercial	963	963	—
Real estate:
Owner occupied	1,630	1,743	—
Real estate construction and other land loans	1,447	1,898	—
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	3,077	3,641	—
Consumer:
Equity loans and lines of credit	1,737	1,994	—
Consumer and installment	—	—	—
Total consumer	1,737	1,994	—
Total with no related allowance recorded	5,777	6,598	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,460	1,460	536
Agricultural land and production	—	—	—
Total commercial	1,460	1,460	536
Real estate:
Owner occupied	—	—	—
Real estate construction and other land loans	10,270	11,024	1,600
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	10,270	11,024	1,600
Consumer:
Equity loans and lines of credit	241	250	35
Consumer and installment	71	74	24
Total consumer	312	324	59
Total with an allowance recorded	12,042	12,808	2,195
Total	$17,819	$19,406	$2,195

The following table shows information related to impaired loans at December 31, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,140	$2,160	$—
Agricultural land and production	—	—	—
Total commercial	2,140	2,160	—
Real estate:
Owner occupied	231	243	—
Real estate construction and other land loans	1,532	1,906	—
Commercial real estate	1,801	1,801	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	3,564	3,950	—
Consumer:
Equity loans and lines of credit	—	—	—
Consumer and installment	—	—	—
Total consumer	—	—	—
Total with no related allowance recorded	5,704	6,110	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,717	1,718	231
Agricultural land and production	—	—	—
Total commercial	1,717	1,718	231
Real estate:
Owner occupied	1,141	1,216	268
Real estate construction and other land loans	10,911	11,490	2,130
Commercial real estate	1,743	1,743	1,366
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	13,795	14,449	3,764
Consumer:
Equity loans and lines of credit	2,354	2,581	350
Consumer and installment	74	74	23
Total consumer	2,428	2,655	373
Total with an allowance recorded	17,940	18,822	4,368
Total	$23,644	$24,932	$4,368

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,144	$—	$1,046	$—
Agricultural land and production	—	—	—	—
Total commercial	1,144	—	1,046	—
Real estate:
Owner occupied	1,022	—	909	—
Real estate construction and other land loans	5,011	—	3,335	—
Commercial real estate	—	—	1,512	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	6,033	—	5,756	—
Consumer:
Equity loans and lines of credit	1,758	—	813	—
Consumer and installment	—	—	—	—
Total consumer	1,758	—	813	—
Total with no related allowance recorded	8,935	—	7,615	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,473	56	9	—
Agricultural land and production	—	—	—	—
Total commercial	1,473	56	9	—
Real estate:
Owner occupied	—	—	1,054	—
Real estate construction and other land loans	6,868	94	5,664	—
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	6,868	94	6,718	—
Consumer:
Equity loans and lines of credit	352	—	2,182	—
Consumer and installment	48	—	—	—
Total consumer	400	—	2,182	—
Total with an allowance recorded	8,741	150	8,909	—
Total	$17,676	$150	$16,524	$—

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,412	$—	$1,466	$—
Agricultural land and production	—	—	—	—
Total commercial	1,412	—	1,466	—
Real estate:
Owner occupied	625	—	908	—
Real estate construction and other land loans	5,811	—	1,808	—
Commercial real estate	—	—	1,732	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	6,436	—	4,448	—
Consumer:
Equity loans and lines of credit	1,460	—	521	—
Consumer and installment	—	—	—	—
Total consumer	1,460	—	521	—
Total with no related allowance recorded	9,308	—	6,435	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,511	127	165	—
Agricultural land and production	—	—	—	—
Total commercial	1,511	127	165	—
Real estate:
Owner occupied	—	—	1,056	—
Real estate construction and other land loans	6,164	193	5,780	—
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	2,215	—
Total real estate	6,164	193	9,051	—
Consumer:
Equity loans and lines of credit	294	—	—	—
Consumer and installment	60	—	41	—
Total consumer	354	—	41	—
Total with an allowance recorded	8,029	320	9,257	—
Total	$17,337	$320	$15,692	$—

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

Foregone interest on nonaccrual loans totaled $345,000 and $547,000 for the six month periods ended June 30, 2012 and 2011, respectively. For the three month periods ended June 30, 2012 and 2011, foregone interest on nonaccrual loans totaled $171,000 and $263,000 respectively.

Included in the impaired and nonaccrual loans above at June 30, 2012 are 11 loans considered troubled debt restructurings totaling $17,210,000.

Troubled Debt Restructurings:

The Company has allocated $2,136,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012. The Company has committed to lend additional amounts totaling up to $800,000 as of June 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

For the six months ending June 30, 2012 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2012 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate - Owner occupied	2	$500	$—	$500	$500

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

During the six months ended June 30, 2011, no loans were modified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending June 30, 2012 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate - Owner occupied	2	$500	$—	$500	$500

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

During the three months ended June 30, 2011, no loans were modified as troubled debt restructurings.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the six months ended June 30, 2012.

The troubled debt restructurings described above had no specific reserves added to the allowance for credit losses or any charge offs during the three month and six month periods ending June 30, 2012.

Note 8.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2012 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bancorp and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. In 2011, ASU 2011-08 was issued that provided additional guidance on the determination of whether an impairment of goodwill has occurred, including the introduction of a review of qualitative factors that may indicate whether goodwill impairment has occurred.  ASU 2011-08 is effective for our 2012 reporting year but early adoption was permitted.  As such, we early adopted this standard as of September 30, 2011.  Management performed our annual impairment test in the third quarter of 2011 utilizing qualitative factors including general economic conditions, industry and competitive environment, overall financial performance, and other relevant entity-specific events.  Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time, and determined there was no impairment.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first six months of 2012.

The intangible assets at June 30, 2012 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bancorp in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at June 30, 2012 was $683,000 net of $2,217,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the second quarter of 2012.  Amortization expense recognized was $100,000 and $207,000 for the six month periods ended June 30, 2012 and 2011, respectively.  Amortization expense recognized was $50,000 and $103,000 for the three month periods ended June 30, 2012 and 2011, respectively. The core deposit intangible for the 2005 acquisition of Bank of Madera County was fully amortized as of December 31, 2011.

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

Commitments to extend credit amounting to $133,075,000 and $129,005,000 were outstanding at June 30, 2012 and December 31, 2011, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $132,485,000 and $128,585,000 at June 30, 2012 and December 31, 2011, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $3,614,000 and $2,923,000 as of June 30, 2012 and December 31, 2011, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $590,000 and $420,000 were outstanding at June 30, 2012 and December 31, 2011, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2012 and December 31, 2011.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 10.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of June 30, 2012, the Company’s recorded deferred tax valuation allowance of $114,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the six months ended June 30, 2012, the Company increased its reserve by $29,000 for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California.

Note 11.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following (Dollars in thousands):

June 30, 2012	December 31, 2011
Amount	Amount	Rate	Maturity Date
$4,000	$4,000	3.59%	February 12, 2013

4,000	4,000
4,000	—	Less short-term portion
$—	$4,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $9,035,000 and $15,272,000, and market values totaling $9,272,000 and $15,683,000 at June 30, 2012 and December 31, 2011, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of June 30, 2012 and December 31, 2011, the Company had no Federal funds purchased.

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

OVERVIEW

Second Quarter of 2012

In the second quarter of 2012, our consolidated net income was $1,709,000 compared to net income of $1,773,000 for the same period in 2011. Diluted EPS was $0.17 for the second quarter of June 30, 2012 compared to $0.18 for the same period in 2011. Net income decreased primarily as a result of a decrease in net interest income and a decrease in non-interest income for the second quarter of 2012 compared to the corresponding period in 2011. The provision for credit losses was $100,000 for the second quarter of 2012 compared to $250,000 for the second quarter of 2011, a decrease of $150,000. Net interest income decreased $284,000 or 3.64% comparing the quarter ended June 30, 2012 to the same period in 2011.

Net interest margin (fully tax equivalent basis) was 4.33% for the quarter ended June 30, 2012 compared to 4.71% for the same period in 2011, a 38 basis point decrease . The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities. The yield on average total interest-earning assets decreased 54 basis points and interest rates on deposits decreased 21 basis points comparing the quarter ended June 30, 2012 to the same period in 2011. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 17 basis points to 0.26% for the quarter ended June 30, 2012 compared to 0.43% for the same period in 2011.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.

Non-interest income decreased $126,000 or 7.89% primarily due to a decrease in service charges of $73,000. The second quarter of 2011 non-interest income also included a $142,000 gain related to the final distribution of the Service 1st escrow account and an $85,000 gain related to the collection of life insurance proceeds. Non-interest expense decreased $349,000 or 4.94% for the same periods mainly due to decreases in regulatory assessments, advertising expense, legal fees, salary and employee benefits, occupancy expense and amortization expenses, partially offset by increases in audit and accounting fees and other real estate owned expense.

Annualized return on average equity for the second quarter of 2012 was 6.06% compared to 6.92% for the same period in 2011. Total average equity was $112,863,000 for the second quarter 2012 compared to $102,361,000 for the second quarter 2011. The growth in capital was driven by net income during the period, an increase in other comprehensive income, and the issuance of common stock from the exercise of stock options.

Our average total assets increased $50,675,000 or 6.49% in the second quarter of 2012 compared to the same period in 2011.  Total average interest-earning assets increased $46,493,000 or 6.66% comparing the second quarter of 2012 to the same period of 2011.  Average total loans, including nonaccrual loans, decreased $22,278,000 or 5.14% while average total investments and interest-earning deposits increased $63,321,000 or 22.83% in the three month period ended June 30, 2012 compared to the same period in 2011. The increase of the investment portfolio balance at significantly reduced yields decreased net interest income and contributed to the decrease in net interest margin. Average interest-bearing liabilities increased $7,760,000 or 1.55% over the same period. Average non-interest bearing demand deposits increased 18.71% to $201,764,000 in 2012 compared to $169,967,000 for 2011.  The ratio of non-interest bearing demand deposits to total deposits was 28.80% in the second quarter of 2012 compared to 25.71% for 2011.

First Six Months of 2012

For the six months ended June 30, 2012, our consolidated net income was $3,422,000 compared to net income of $3,361,000 for the same period in 2011.  Diluted EPS was $0.34 for the first six months of 2012 compared to $0.33 for the first six months of 2011.  Net income increased 1.81%, primarily driven by decreases in interest expense and non-interest expense, partially offset by a higher provision for credit losses, decreases in interest income and non-interest income in 2012 compared to 2011. During the six month period ended June 30, 2012, our net interest margin (fully tax equivalent basis) decreased 34 basis points to 4.35%.  Net interest income before the provision for credit losses decreased $216,000 or 1.40%.  Non-interest income decreased $216,000 or 6.46%, provision for credit losses increased $150,000 or 42.86% and non-interest expense decreased $584,000 or 4.11% in the first six months of 2012 compared to 2011.

Annualized return on average equity for the six months ended June 30, 2012 was 6.12% compared to 6.67% for the same period in 2011.  Annualized return on average assets was 0.82% and 0.87% for the six months ended June 30, 2012 and 2011, respectively.  Total average equity was $111,769,000 for the six months ended June 30, 2012 compared to $100,739,000 for the same period in 2011.  The growth in capital was driven by net income during the period, an increase in other comprehensive income, and the issuance of common stock from the exercise of stock options.

Our average total assets increased $57,720,000 or 7.44% in the first half of 2012 compared to the first half of 2011.  Total average interest-earning assets increased $55,599,000 or 8.03% comparing the first half of 2012 to the first half of 2011.  Average total loans decreased $17,927,000 or 4.17% while average total investments increased $68,213,000 or 24.75% in the six month period ended June 30, 2012 compared to the same period in 2011.  Average interest-bearing liabilities increased $12,874,000 or 2.60% over the same period.

Our net interest margin (fully tax equivalent basis) for the first six months ended June 30, 2012 was 4.35% compared to 4.69% for the same period in 2011.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 51 basis points to 4.64% for the six month period ended June 30, 2012 compared to 5.15% for the same period in 2011.  For the six months ended June 30, 2012, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 46 basis points, while the effective yield on loans decreased 26 basis points.  The cost of total interest-bearing liabilities decreased 23 basis points to 0.42% compared to 0.65% for the same period in 2011. The cost of total deposits, including noninterest bearing accounts decreased 17 basis points to 0.27% for the six months ended June 30, 2012 compared to 0.44% for the same period in 2011.

Net interest income before the provision for credit losses for the second quarter of 2012 was $15,176,000 compared to $15,392,000 for the same period in 2011, a decrease of $216,000 or 1.40%.  Net interest income before the provision for credit losses decreased as a result of the decrease in interest income. The Bank had non-accrual loans totaling $10,242,000 at June 30, 2012, compared to $14,434,000 at December 31, 2011 and $14,959,000 at June 30, 2011.  The Company had $2,098,000 in other real estate owned at June 30, 2012, compared to none at December 31, 2011 and June 30, 2011.

At June 30, 2012, we had total net loans of $404,203,000, total assets of $836,044,000, total deposits of $702,751,000, and shareholders’ equity of $113,259,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is measured in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 6.12% for the six months ended June 30, 2012 compared to 6.26% for the year ended December 31, 2011 and 6.67% for the six months ended June 30, 2011.  Our net income for the six months ended June 30, 2012 increased $61,000 or 1.81% to $3,422,000 compared to $3,361,000 for the six months ended June 30, 2011.  Net income increased due to decreases in non-interest expenses, a decrease in interest expense and a decrease in tax expense, partially offset by a decrease in interest income and non-interest income and an increase in the provision for credit losses. Net interest margin (NIM) decreased 34 basis points comparing the six month periods ended June 30, 2012 and 2011.  Diluted EPS was $0.34 for the six months ended June 30, 2012 and $0.33 for the same period in 2011.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to measure our performance compared with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2012 was 0.82% compared to 0.81% for the year ended December 31, 2011 and 0.87% for the six months ended June 30, 2011.  The increase in ROA compared to December 2011 is due to the increase in net income relative to total average assets.  Average assets for the six months ended June 30, 2012 were $833,345,000 compared to $800,178,000 for the year ended December 31, 2011.  ROA for our peer group was 0.74% for the quarter ended March 31, 2012.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.35% for the six months ended June 30, 2012, compared to 4.69% for the same period in 2011.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  In comparing the two periods, the effective yield on total earning assets decreased 51 basis points, while the cost of total interest bearing liabilities decreased 23 basis points and the cost of total deposits decreased 17 basis points.  The Company’s total cost of deposits for the six months ended June 30, 2012 was 0.27% compared to 0.44% for the same period in 2011.  At June 30, 2012, 28.99% of the Company’s average deposits were non-interest bearing compared to 26.91% for the Company’s peer group as of March 31, 2012.  Net interest income before the provision for credit losses for the six month period ended June 30, 2012 was $15,176,000 compared to $15,392,000 for the same period in 2011.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities. Non-interest income for the six months ended June 30, 2012 decreased $216,000 or 6.46% to $3,129,000 compared to $3,345,000 for the six months ended June 30, 2011.  The decrease resulted primarily from a decrease in gain on sale of other real estate owned and a decrease in service charge income, partially offset by an increase in net realized gains on sales and calls of investment securities, and an increase in loan placement fees compared to the comparable 2011 period. Further detail of non-interest income is provided below.

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
The Company had non-performing loans totaling $10,242,000 or 2.47% of total loans as of June 30, 2012 and $14,434,000 or 3.38% of total loans at December 31, 2011.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectibility has been reasonably assured.  The Company had $2,098,000 in other real estate owned at June 30, 2012, compared to none at December 31, 2011. The Company's ratio of non-performing assets as a percentage of total assets was 1.48% as of June 30, 2012 and 1.70% at December 31, 2011.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $12,979,000 or 1.53% during the six months ended June 30, 2012 to $836,044,000 compared to $849,023,000 as of December 31, 2011.  Total gross loans decreased $13,052,000 to $414,343,000 as of June 30, 2012 compared to $427,395,000 as of December 31, 2011.  Total deposits decreased 1.44% to $702,751,000 as of June 30, 2012 compared to $712,986,000 as of December 31, 2011.  Our loan to deposit ratio at June 30, 2012 was 58.96% compared to 59.94% at December 31, 2011.  The loan to deposit ratio of our peers was 70.04% at March 31, 2012.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of June 30, 2012, the Company and the Bank were “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the capital section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 75.45% for the first six months of 2012 compared to 76.95% for the first six months of 2011.  The improvement in the efficiency ratio is primarily due to a decrease in operating expenses.  Further discussion of the decrease in net interest income and decrease in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains (losses), decreased 2.00% to $17,845,000 for the first six months of 2012 compared to $18,209,000 for the same period in 2011, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, decreased 3.90% to $13,464,000 from $14,011,000 for the same period in 2011.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $125,090,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011:

Net income increased to $3,422,000 for the six months ended June 30, 2012 compared to $3,361,000 for the six months ended

June 30, 2011.  Basic and diluted earnings per share were $0.34 and $0.33 for the six months ended June 30, 2012 and 2011, respectively.  Annualized ROE was 6.12% for the six months ended June 30, 2012 compared to 6.67% for the six months ended June 30, 2011.  Annualized ROA for the six months ended June 30, 2012 was 0.82% compared to 0.87% for the six months ended June 30, 2011.

The increase in net income for the six months ended June 30, 2012 compared to the same period in 2011 can be attributed to a decrease in interest expense, a decrease in non-interest expense and a decrease in income tax expense, partially offset by a higher provision for credit losses, a decrease in interest income and a decrease in non-interest income.  The decrease in non-interest income is primarily due to a decrease in service charges and a decrease in gain on sale of other real estate owned (OREO), partially offset by increased net gains on sales and calls of investment securities and increased loan placement fees. Non-interest expenses decreased due to a decrease in legal fees, regulatory assessments, advertising, and occupancy and equipment, partially offset by increases in salary and employee benefits expense and OREO related expenses.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$27,178	$34	0.25%	$73,460	$96	0.26%
Securities
Taxable securities	215,273	1,953	1.81%	131,655	2,228	3.38%
Non-taxable securities (1)	100,850	3,205	6.36%	69,848	2,468	7.07%
Total investment securities	316,123	5,158	3.26%	201,503	4,696	4.66%
Federal funds sold	535	1	0.25%	660	1	0.30%
Total securities and interest-earning deposits	343,836	5,193	3.02%	275,623	4,793	3.48%
Loans (2) (3)	400,918	12,137	6.09%	413,749	13,022	6.35%
Federal Home Loan Bank stock	3,235	7	0.43%	3,018	5	0.33%
Total interest-earning assets	747,989	$17,337	4.64%	692,390	$17,820	5.15%
Allowance for credit losses	(10,587)			(10,979)
Nonaccrual loans	10,892			15,988
Other real estate owned	1,559			337
Cash and due from banks	18,907			17,078
Bank premises and equipment	6,173			5,669
Other non-earning assets	58,412			55,142
Total average assets	$833,345			$775,625
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$174,054	$155	0.18%	$146,336	$202	0.28%
Money market accounts	174,557	223	0.26%	165,233	383	0.47%
Time certificates of deposit, under $100,000	55,493	250	0.91%	66,425	296	0.90%
Time certificates of deposit, $100,000 and over	94,800	308	0.65%	105,801	548	1.04%
Total interest-bearing deposits	498,904	936	0.38%	483,795	1,429	0.60%
Other borrowed funds	9,158	128	2.81%	11,393	155	2.74%
Total interest-bearing liabilities	508,062	$1,064	0.42%	495,188	$1,584	0.65%
Non-interest bearing demand deposits	203,655			171,476
Other liabilities	9,859			8,222
Shareholders’ equity	111,769			100,739
Total average liabilities and shareholders’ equity	$833,345			$775,625
Interest income and rate earned on average earning assets		$17,337	4.64%		$17,820	5.15%
Interest expense and interest cost related to average interest-bearing liabilities		1,064	0.42%		1,584	0.65%
Net interest income and net interest margin (4)		$16,273	4.35%		$16,236	4.69%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,090 and $838 in 2012 and 2011 respectively.

(2)	Loan interest income includes loan fees of $197 in 2012 and $199 in 2011

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $885,000 or 6.80% for the six months ended June 30, 2012 compared to the same period in 2011.  Average total loans, including non-accrual loans, for the six months ended June 30, 2012 decreased $17,927,000 or 4.17% to $411,810,000 compared to $429,737,000 for the same period in 2011.  The yield on average total loans decreased 26 basis points to 6.09% for the six months ended 2012 compared to 6.35% for the same period in 2011.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  The loan floors will cause net interest margin compression in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $149,000 in the first six months of 2012 to $4,103,000 compared to $3,954,000, for the same period in 2011.  The yield on average investments decreased 46 basis points to 3.02% for the six month period ended June 30, 2012 compared to 3.48% for the same period in 2011.  The increase of the balance of the investment portfolio at significantly reduced yields decreased net interest income and contributed to the decrease in net interest margin. Average total investments for the first six months of 2012 increased $68,213,000 or 24.75% to $343,836,000 compared to $275,623,000 for the same period in 2011.  Income from investments represents 27.04% of net interest income for the first six months of 2012 compared to 25.69% for the same period in 2011.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2012, we held $199,141,000 or 61.67% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.62%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized gain on the available-for-sale investment portfolio was $6,329,000 at June 30, 2012 and is reflected in the Company’s equity.  At June 30, 2012, the average life of the investment portfolio was 5.26 years and the fair value of the portfolio reflected a pre-tax gain of $10,756,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). For the six months ended June 30, 2012 no OTTI was recorded. Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2012, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $19,857,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $16,171,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the six months ended June 30, 2012 decreased $736,000 or 4.34% to $16,240,000 compared to $16,976,000 for the six months ended June 30, 2011.  The decrease was due to the 51 basis point decrease in the yield on average interest earning assets.  The yield on interest earning assets decreased to 4.64% on a fully tax equivalent basis for the six months ended June 30, 2012 from 5.15% for the six months ended June 30, 2011, primarily due to the decrease in yields on investments.  Average interest earning assets increased to $747,989,000 for the six months ended June 30, 2012 compared to

$692,390,000 for the six months ended June 30, 2011.  The $55,599,000 increase in average earning assets can be attributed to the $68,213,000 increase in total investments offset by a $12,831,000 decrease in loans.

Interest expense on deposits for the six months ended June 30, 2012 decreased $493,000 or 34.50% to $936,000 compared to $1,429,000 for the six months ended June 30, 2011.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 22 basis points to 0.38% for the six months ended June 30, 2012 from 0.60% in 2011 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 3.12% or $15,109,000 to $498,904,000 for the six months ended June 30, 2012 compared to $483,795,000 for the same period ended June 30, 2011.

Average other borrowed funds decreased $2,235,000 or 19.62% to $9,158,000 with an effective rate of 2.81% for the six months ended June 30, 2012 compared to $11,393,000 with an effective rate of 2.74% for the six months ended June 30, 2011.  As a result, total interest expense on other borrowed funds decreased $27,000 to $128,000 for the six months ended June 30, 2012 from $155,000 for the six months ended June 30, 2011.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long-term borrowings.  The effective rate of the FHLB advances was 3.59% for the six month periods ended June 30, 2012 and 2011.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities. Borrowings have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 2.07% and 1.88% at June 30, 2012 and 2011, respectively.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 23 basis points to 0.42% for the six month period ended June 30, 2012 compared to 0.65% for 2011 while the cost of total deposits decreased to 0.27% for the six month period ended June 30, 2012 compared to 0.44% for same period in 2011.  Average non-interest bearing demand deposits increased 18.77% to $203,655,000 in 2012 compared to $171,476,000 for 2011.  The ratio of non-interest bearing demand deposits to total deposits increased to 28.99% in the six month period of 2012 compared to 26.17% for the same period in 2011.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2012 decreased by $216,000 or 1.40% to $15,176,000 compared to $15,392,000 for the same period in 2011.  The decrease was due to the 51 basis point decrease in the average rate on earning assets partially offset by a 22 basis point decrease in the average interest rate on deposits. Average interest earning assets were $747,989,000 for the six months ended June 30, 2012 with a net interest margin (fully tax equivalent basis) of 4.35% compared to $692,390,000 with a net interest margin (fully tax equivalent basis) of 4.69% for the six months ended June 30, 2011.  The $55,599,000 increase in average earning assets can be attributed to the $68,213,000 increase in total investments partially offset by a $12,831,000 decrease in average loans.  Average interest bearing liabilities increased 2.60% to $508,062,000 for the six months ended June 30, 2012 compared to $495,188,000 for the same period in 2011.

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

Quarterly, the CCA sets the specific reserve for all impaired credits.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not impaired based on inherent risk in those loans.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	June 30, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial and industrial	$2,442	18.3%	$1,924	18.3%
Agricultural land and production	357	10.5%	342	7.0%
Real estate:
Owner occupied	1,307	26.1%	1,578	26.4%
Real estate construction and other land loans	2,291	7.8%	2,954	7.7%
Commercial real estate	1,423	13.2%	2,043	14.6%
Agricultural real estate	313	9.2%	489	9.9%
Other real estate	140	2.0%	91	1.8%
Total real estate	5,474	58.3%	7,155	60.4%
Equity loans and lines of credit	1,137	10.8%	1,419	12.0%
Consumer and installment	357	2.1%	417	2.3%
Unallocated reserves	373		139
Total allowance for credit losses	$10,140		$11,396

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

Additions to the allowance for credit losses in the first six months of 2012 were $500,000 compared to $350,000 for the same period in 2011.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the six months ended June 30, 2012, the Company had net charge offs totaling $1,756,000 compared to $329,000 for the same period in 2011.  The charge offs consisted primarily of one real estate loan. The charged off loans were previously identified and adequately reserved for as of June 30, 2012.

Nonperforming loans were $10,242,000 and $14,434,000 at June 30, 2012 and December 31, 2011, respectively, and $14,959,000 at June 30, 2011.  Nonperforming loans as a percentage of total loans were 2.47% at June 30, 2012 compared to 3.38% at December 31, 2011 and 3.43% at June 30, 2011.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 0.85% for the six months ended June 30, 2012, and 0.15% for the same period in 2011.  The annual net charge off ratios for 2011, 2010, and 2009 were 0.16%, 0.66% and 1.56%, respectively.

We believe the significant economic downturn that commenced during 2008 and has continued through 2012 has had a considerable impact on the ability of certain borrowers to satisfy their obligations, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, we estimate the impact that these economic factors will have on various credits within the portfolio.

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

As of June 30, 2012, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb current estimable losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $14,676,000 for the six months period ended June 30, 2012 and $15,042,000 for the same period in 2011.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sale of other real estate owned, gains on sales of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $3,129,000 for the six months ended June 30, 2012 compared to $3,345,000 for the same period in 2011.  The $216,000 or 6.46% decrease in non-interest income was primarily due to a decrease in net gains on sale of other real estate owned of $521,000 and a decrease in customer service charges of $83,000, partially offset by a $418,000 increase in net realized gains on sales and calls of investment securities, and a $93,000 increase in loan placement fees.

During the six months ended June 30, 2012, we realized a net gain on sales and calls of investment securities of $444,000 compared to $26,000 for the same period in 2011.  During the first six months of 2012, we realized a recovery on sale of other real estate owned of $12,000 compared to $533,000 for the same period in 2011.  For the six month period ended June 30, 2012, there were no other-than-temporary impairment write downs on investment securities.  See Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.

Customer service charges decreased $83,000 or 5.73% to $1,365,000 for the first six months of 2012 compared to $1,448,000 for the same period in 2011, mainly due to a decrease in overdraft fee income.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $3,850,000 in FHLB stock.  We received dividends totaling $7,000 in the six months ended June 30, 2012, compared to $5,000 for the same period in 2011.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, other real estate owned expense, and data processing are the major categories of non-interest expenses.  Non-interest expenses decreased $584,000 or 4.11% to $13,636,000 for the six months ended June 30, 2012, compared to $14,220,000 for the six months ended June 30, 2011.  The decrease in 2012 was primarily due to a decrease in regulatory assessment expense, occupancy and equipment expense, advertising expense, and legal expense, partially offset by an increase in salaries and employee benefits and OREO expense.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sale and calls of investments and OREO related gains and losses) was 75.45% for the first six months of 2012 compared to 76.95% for the six months ended June 30, 2011.  The improvement in the ratio resulted from a decrease in non-interest expense.

Salaries and employee benefits remained stable at $8,086,000 for the first six months of 2012 compared to $8,076,000 for the six months ended June 30, 2011.  Full time equivalents were 209 at June 30, 2012, compared to 212 at June 30, 2011.

Occupancy and equipment expense decreased $112,000 or 5.99% to $1,758,000 for the six months ended June 30, 2012 compared to $1,870,000 for the six months ended June 30, 2011.  Rent and depreciation expenses were lower in 2012, as compared to the same period in 2011.

Regulatory assessments decreased to $325,000 for the six month period ended June 30, 2012 compared to $483,000 for the same period in 2011.  The FDIC finalized a new assessment system which took effect the third quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity.

Total net OREO expenses were $72,000 for the six months ended June 30, 2012 and $2,000 for the same period in 2011.  The increase in OREO expenses was primarily due to new OREO properties added in 2012.

Other categories of non-interest expenses decreased $150,000 or 6.66% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
ATM/debit card expenses	$176	0.04%	$181	0.05%
License and maintenance contracts	174	0.04%	156	0.04%
Director fees and related expenses	108	0.03%	108	0.03%
Stationery/supplies	111	0.03%	129	0.03%
Telephone	85	0.02%	137	0.04%
Amortization of software	96	0.02%	113	0.03%
Consulting	86	0.02%	164	0.04%
Postage	94	0.02%	96	0.02%
Donations	74	0.02%	79	0.02%
Education/training	86	0.02%	79	0.02%
Operating losses	22	0.01%	39	0.01%
General insurance	60	0.01%	60	0.02%
Appraisal fees	23	0.01%	39	0.01%
Other	908	0.22%	873	0.22%
Total other non-interest expense	$2,103	0.50%	$2,253	0.58%

Provision for Income Taxes

Our effective income tax rate was 17.92% for the six months ended June 30, 2012 compared to 19.34% for the six months ended June 30, 2011. The Company reported an income tax provision of $747,000 for the six months ended June 30, 2012, compared to $806,000 for the six months ended June 30, 2011.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of June 30, 2012, the Company determined that the deferred tax valuation allowance in the amount of $114,000 for California capital loss carryforwards was appropriate.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $175,000 during the six months ended June 30, 2012 and preferred stock dividends and accretion of the issuance discount on the amount of $198,000 during the comparable period in 2011.

Net Income for the Second Quarter of 2012 Compared to the Second Quarter of 2011:

Net income was $1,709,000 for the quarter ended June 30, 2012 compared to $1,773,000 for the quarter ended June 30, 2011.  Basic and diluted earnings per share were $0.17 for the quarter ended June 30, 2012 compared to $0.18 for the same period in 2011.  Annualized ROE was 6.06% for the quarter ended June 30, 2012 compared to 6.92% for the quarter ended June 30, 2011.  Annualized ROA for the three months ended June 30, 2012 was 0.82% compared to 0.91% for the quarter ended June 30, 2011.

The decrease in net income for the quarter ended June 30, 2012 compared to the same period in the prior year was due to decreases in net interest income before the provision for credit losses and non-interest income, partially offset by a decrease in the provision for credit losses and a decrease in non-interest expense.  Net interest income before the provision for credit losses decreased due to a decrease in the yield of average earning assets and a decrease in the average loan balances partially offset by a decrease in our cost of interest bearing liabilities and an increase in the average balance of investment securities. Non-interest income decreased primarily due to a decrease in service charge income of $73,000 and a $160,000 decrease in other income. Other non-interest income for the quarter ended June 30, 2011 included a $142,000 gain related to the final distribution of the Service 1st escrow account and an $85,000 gain related to the collection of life insurance proceeds.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$25,298	$16	0.25%	$70,339	$46	0.26%
Securities
Taxable securities	211,234	880	1.67%	135,644	1,131	3.34%
Non-taxable securities (1)	103,650	1,633	6.30%	70,856	1,256	7.09%
Total investment securities	314,884	2,513	3.19%	206,500	2,387	4.62%
Federal funds sold	541	1	0.25%	563	—	0.25%
Total securities and interest-earning deposits	340,723	2,530	2.97%	277,402	2,433	3.51%
Loans (2) (3)	400,703	6,053	6.06%	418,121	6,560	6.29%
Federal Home Loan Bank stock	3,576	3	0.34%	2,986	3	0.40%
Total interest-earning assets	745,002	$8,586	4.61%	698,509	$8,996	5.15%
Allowance for credit losses	(10,197)			(10,952)
Non-accrual loans	10,235			15,095
Other real estate owned	2,248			56
Cash and due from banks	18,802			16,666
Bank premises and equipment	6,290			5,598
Other non-earning assets	58,761			55,494
Total average assets	$831,141			$780,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$172,655	$76	0.18%	$149,255	$99	0.27%
Money market accounts	175,828	110	0.25%	171,047	199	0.47%
Time certificates of deposit, under $100,000	52,423	162	1.24%	58,460	179	1.23%
Time certificates of deposit, $100,000 and over	97,928	107	0.44%	112,312	235	0.84%
Total interest-bearing deposits	498,834	455	0.37%	491,074	712	0.58%
Other borrowed funds	9,155	63	2.76%	9,155	60	2.63%
Total interest-bearing liabilities	507,989	$518	0.41%	500,229	$772	0.62%
Non-interest bearing demand deposits	201,764			169,967
Other liabilities	8,525			7,909
Shareholders’ equity	112,863			102,361
Total average liabilities and shareholders’ equity	$831,141			$780,466
Interest income and rate earned on average earning assets		$8,586	4.61%		$8,996	5.15%
Interest expense and interest cost related to average interest-bearing liabilities		518	0.41%		772	0.62%
Net interest income and net interest margin (4)		$8,068	4.33%		$8,224	4.71%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $555 and $426 in 2012 and 2011, respectively.

(2)	Loan interest income includes loan fees of $133 in 2012 and $106 in 2011

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $507,000 or 7.73% to $6,053,000 for the second quarter of 2012 compared to $6,560,000 for the same period in 2011.  Average total loans, including nonaccrual loans, for the second quarter of 2012 decreased $22,278,000 or 5.14% to $410,938,000 compared to $433,216,000 for the same period in 2011.  Yield on the loan portfolio was 6.06% and 6.29% for the second quarters ending June 30, 2012 and 2011, respectively.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 26.30% of net interest income for the second quarter of 2012 compared to 25.74% for the same quarter in 2011. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $31,000 in the second quarter of 2012 to $1,975,000 compared to $2,006,000, for the same period in 2011.  The decrease is attributed to lower yields on the portfolio.  The yield on average investments decreased 54 basis points to 2.97% on a fully tax equivalent basis for the second quarter of 2012 compared to 3.51% on a fully tax equivalent basis for the second quarter of 2011. We experienced a decrease in yield in our investment securities in 2012 due to purchases of debt securities with lower yields than those previously held in the portfolio.  In 2012, we experienced large pay downs and calls of higher yielding CMOs.  Average total investments for the second quarter of 2012 increased $63,321,000 or 22.83% to $340,723,000 compared to $277,402,000 for the second quarter of 2011.

Total interest income for the second quarter of 2012 decreased $538,000 or 6.28% to $8,028,000 compared to $8,566,000 for the second quarter ended June 30, 2011.  The decrease was due to the 54 basis point decrease in the tax equivalent yield on average interest earning assets and the decrease in average loans.  The yield on interest earning assets decreased to 4.61% on a fully tax equivalent basis for the second quarter ended June 30, 2012 from 5.15% on a fully tax equivalent basis for the second quarter ended June 30, 2011.  Average interest earning assets increased to $745,002,000 for the second quarter ended June 30, 2012 compared to $698,509,000 for the second quarter ended June 30, 2011.  The $46,493,000 increase in average earning assets can be attributed to the $63,321,000 increase in total investments offset by a $17,418,000 decrease in average loans.

Interest expense on deposits for the quarter ended June 30, 2012 decreased $257,000 or 36.10% to $455,000 compared to $712,000 for the quarter ended June 30, 2011.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 17 basis points to 0.26% for the quarter ended June 30, 2012 compared to 0.43% for the same period in 2011.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 1.58% or $7,760,000 comparing the second quarter of 2012 to the same period in 2011.  Average interest-bearing deposits were $498,834,000 for the quarter ended June 30, 2012, with an effective rate paid of 0.37%, compared to $491,074,000 for the same period in 2011, with an effective rate paid of 0.58%.

Average other borrowed funds totaled $9,155,000 for the quarters ended June 30, 2012 and 2011, with an effective rate of 2.76% for the quarter ended June 30, 2012 compared to 2.63% for the quarter ended June 30, 2011.  As a result, interest expense on borrowed funds increased $3,000 to $63,000 for the quarter ended June 30, 2012, from $60,000 for the quarter ended June 30, 2011.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 2.07% and 1.88% at June 30, 2012 and 2011, respectively.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities decreased 21 basis points to 0.41% for the quarter ended June 30, 2012 compared to 0.62% for the quarter ended June 30, 2011.  The decrease is due to the lower current interest rate environment as mentioned above.  The cost of total deposits decreased to 0.26% for the quarter ended June 30, 2012 compared to 0.43% for quarter ended June 30, 2011.  Average non-interest bearing demand deposits increased 18.71% to $201,764,000 in 2012 compared to $169,967,000 for 2011.  The ratio of non-interest bearing demand deposits to total deposits was 28.80% in the second quarter of 2012 compared to 25.71% for 2011.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2012, decreased $284,000 or 3.64% to $7,510,000 compared to $7,794,000 for the quarter ended June 30, 2011.  The decrease was due to the 38 basis point decrease in our net interest margin partially offset by an increase in average interest earning assets.  Average interest earning assets were $745,002,000 for the three months ended June 30, 2012, with a net interest margin (fully tax equivalent basis) of 4.33% compared to $698,509,000 with a net interest margin (fully tax equivalent basis) of 4.71% for the three months ended June 30, 2011.  The $46,493,000 increase in average earning assets can be attributed to the $63,321,000 increase in total investments offset by a $22,278,000 decrease in loans.  Average interest bearing liabilities increased 1.55% to $507,989,000 for the three months ended June 30, 2012 compared to $500,229,000 for the same period in 2011.

Provision for Credit Losses

Additions to the allowance for credit losses in the second quarter of 2012 were $100,000 compared to $250,000 for the second quarter of 2011.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The annualized net charge-off ratio, which reflects net charge-offs to average loans, was 0.24% for the quarter ended June 30, 2012 compared to 0.22% for the quarter ended June 30, 2011.  During the three months ended June 30, 2012, the Company had net charge offs totaling $245,000 compared to $234,000 for the same period in 2011.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and nonperforming loans.  Recoveries of previously charged off loan balances during the quarters ended June 30, 2012 and 2011 were $267,000 and $186,000, respectively.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $1,471,000 for the quarter ended June 30, 2012 compared to $1,597,000 for the same period ended June 30, 2011.  The $126,000 or 7.89% decrease in non-interest income for the quarter ended June 30, 2012 was primarily due to decreases in service charge income and other income, partially offset by an increase in net realized gain on sales and calls of investment securities.

Customer service charges decreased $73,000 or 9.75% to $676,000 for the second quarter of 2012 compared to $749,000 for the same period in 2011, due primarily to a decrease in overdraft fee income.  Other income decreased $160,000 or 24.92% to $482,000 for the second quarter of 2012 compared to $642,000 for the same period in 2011.  The second quarter of 2011 included a $142,000 gain related to the final distribution of the Service 1st escrow account and an $85,000 gain related to the collection of life insurance proceeds.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, data processing, professional services, and other real estate owned expenses are the major categories of non-interest expenses.  Non-interest expenses decreased $349,000 or 4.94% to $6,718,000 for the quarter ended June 30, 2012 compared to $7,067,000 for the same period in 2011.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), was 75.45% for the second quarter of 2012 compared to 76.95% for the second quarter of 2011.

Salaries and employee benefits decreased $41,000 or 1.03% to $3,957,000 for the second quarter of 2012 compared to $3,998,000 for the second quarter of 2011.  The decrease in salaries and employee benefits for the second quarter of 2012 can be attributed to a decrease in the number of full-time equivalent employees.

Regulatory assessments decreased $25,000 or 12.89% to $169,000 for the second quarter of 2012 compared to $194,000 for the second quarter of 2011.  The FDIC finalized a new assessment system which took effect the third quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity.

The net OREO expenses increased $16,000 comparing the two periods.

Provision for Income Taxes

The effective income tax rate was 20.99% for the second quarter of 2012 compared to 14.51% for the same period in 2011.  Provision for income taxes totaled $454,000 and $301,000 for the quarters ended June 30, 2012 and 2011, respectively.

Preferred Stock Dividends and Accretion

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the Treasury, under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, to the Treasury for an aggregate purchase price of $7,000,000.  Simultaneously, the Company agreed with Treasury to redeem 7,000 shares of the Company’s Series A Preferred Stock ("Series A Stock") originally issued pursuant to the Treasury’s Capital Purchase Program ("CPP") in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount at the time of the CPP transaction.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $87,000 during the second quarter of 2012 and preferred stock dividends and accretion of the issuance discount in the amount of $99,000 during the comparable period in 2011.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2012 compared to December 31, 2011.

Total assets were $836,044,000 as of June 30, 2012, compared to $849,023,000 as of December 31, 2011, a decrease of 1.53% or $12,979,000.  Total gross loans were $414,343,000 as of June 30, 2012, compared to $427,395,000 as of December 31, 2011, a decrease of $13,052,000 or 3.05%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 0.58% or $2,036,000 to $351,772,000.  Total deposits decreased 1.44% or $10,235,000 to $702,751,000 as of June 30, 2012, compared to $712,986,000 as of December 31, 2011.  Shareholders’ equity increased $5,777,000 or 5.37% to $113,259,000 as of June 30, 2012, compared to $107,482,000 as of December 31, 2011, due to net income included in retained earnings, an increase in other comprehensive income, and issuance of common stock from the exercise of stock options.

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

Investments

Our investment portfolio consists primarily of U.S. Government agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2012, investment securities with a fair value of $97,136,000, or 30.08% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at June 30, 2012 was 58.96% compared to 59.94% at December 31, 2011.  The loan to deposit ratio of our peers was 70.04% at March 31, 2012.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 0.58% or $2,036,000 to $351,772,000 at June 30, 2012, from $353,808,000 at December 31, 2011.  The market value of the portfolio reflected an unrealized gain of $10,756,000 at June 30, 2012, compared to $7,008,000 at December 31, 2011.

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

Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in May 2012 to provide independent valuation and OTTI analysis on certain private label residential mortgage backed securities (PLRMBS).

For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were municipal debt securities with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. The evaluation for PLRMBS includes estimating projected cash flows that the Company is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the Company will recover the entire amortized cost basis of the security.  In performing a detailed cash flow analysis, the Company identified the best estimate of the cash flows expected to be collected.  If this estimate results in a present value of expected cash flows (discounted at the security’s original yield) that is less than the amortized cost basis of the security, an OTTI is considered to have occurred.

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of June 30, 2012.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

The unrealized losses associated with PLRMBS are primarily driven by projected collateral losses, credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include default rates, severities, discount rates and prepayment rates.  Losses are estimated by forecasting the performance of the underlying mortgage loans for each security.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of the security given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), the Company expects to recover the entire amortized cost basis of these securities, with the exception of certain securities for which OTTI was previously recorded.

At June 30, 2012, the Company held 182 obligations of states and political subdivision securities of which six were in a loss position for less than 12 months and two were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company held 187 U.S. Government agency securities collateralized by residential mortgage obligations of which 48 were in a loss position for less than 12 months and three in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company had a total of 24 PLRMBS with a remaining principal balance of $7,250,000 and a net unrealized loss of approximately $581,000.  Eight of these securities account for the $790,000 of unrealized loss at June 30, 2012 offset by 16 of these securities with gains totaling $209,000.  Seven of these PLRMBS with a remaining principal balance of $5,586,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs.  No credit related OTTI charges related to PLRMBS were recorded during the six month period ended June 30, 2012. During the first quarter of 2011, the Company recorded an OTTI charge of $31,000 related to one mutual fund investment security.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $13,052,000 or 3.05% to $414,343,000 as of June 30, 2012, compared to $427,395,000 as of December 31, 2011.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	June 30, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial:
Commercial and industrial	$75,786	18.3%	$78,089	18.3%
Agricultural land and production	43,643	10.5%	29,958	7.0%
Total commercial	119,429	28.8%	108,047	25.3%
Real estate:
Owner occupied	109,336	26.1%	113,183	26.4%
Real estate construction and other land loans	32,209	7.8%	33,047	7.7%
Commercial real estate	54,578	13.2%	62,523	14.6%
Agricultural real estate	38,160	9.2%	42,596	9.9%
Other real estate	8,226	2.0%	7,892	1.8%
Total real estate	242,509	58.3%	259,241	60.4%
Consumer:
Equity loans and lines of credit	44,761	10.8%	51,106	12.0%
Consumer and installment	8,578	2.1%	9,765	2.3%
Total consumer	53,339	12.9%	60,871	14.3%
Deferred loan fees, net	(934)		(764)
Total gross loans	414,343	100.0%	427,395	100.0%
Allowance for credit losses	(10,140)		(11,396)
Total loans	$404,203		$415,999

As of June 30, 2012, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 97.9% of total loans of which 28.8% were commercial and 69.1% were real-estate-related.  This level of concentration is consistent with 97.7% at December 31, 2011.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at June 30, 2012 or December 31, 2011.

We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks.

The Board of Directors review and approve concentration limits and exceptions to limitations of concentration are reported to the Board of Directors at least quarterly.

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

At June 30, 2012, total nonperforming assets totaled $12,340,000, or 1.48% of total assets, compared to $14,434,000, or 1.70% of total assets at December 31, 2011.  Total nonperforming assets at June 30, 2012, included nonaccrual loans totaling $10,242,000, an OREO balance of $2,098,000, and no repossessed assets. Nonperforming assets at December 31, 2011 consisted of $14,434,000 in nonaccrual loans and no OREO or repossessed assets. At June 30, 2012, we had seven loans considered troubled debt restructurings (“TDRs”) totaling $9,633,000 which are included in nonaccrual loans compared to six TDRs totaling $10,601,000 at December 31, 2011. We have no outstanding commitments to lend additional funds to any of these borrowers.

A summary of nonperforming loans at June 30, 2012 and December 31, 2011 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2012 or December 31, 2011.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(Dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans
Commercial and industrial	$—	$267
Owner occupied	220	353
Commercial real estate	—	2,434
Equity loans and lines of credit	318	705
Consumer and installment	71	74
Troubled debt restructured loans (non-accruing)
Owner occupied	1,411	1,019
Real estate construction and other land loans	6,562	6,823
Commercial real estate	—	1,110
Equity loans and lines of credit	1,660	1,649
Total non-accrual	10,242	14,434
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$10,242	$14,434
Nonperforming loans to total loans	2.47%	3.38%
Ratio of nonperforming loans to allowance for credit losses	101.01%	126.66%
Loans considered to be impaired	$17,819	$23,644
Related allowance for credit losses on impaired loans	$2,195	$4,368

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of June 30, 2012 and December 31, 2011, we had impaired loans totaling $17,819,000 and $23,644,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first two quarters of 2012.

(In thousands)	Balance, December 31, 2011	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, June 30, 2012
Non-accrual loans:
Commercial and industrial	$267	$4	$(32)	$(155)	$—	$(84)	$—
Real estate	2,787	—	(11)	(2,175)	—	(381)	220
Equity loans and lines of credit	705	79	(390)	—	—	(76)	318
Consumer	74	—	(3)	—	—	—	71
Restructured loans (non-accruing):
Real estate	2,129	425	(33)	(7)	—	(1,103)	1,411
Real estate construction and other land loans	6,823	—	(261)	—	—	—	6,562
Equity loans and lines of credit	1,649	75	(64)	—	—	—	1,660
Total non-accrual	$14,434	$583	$(794)	$(2,337)	$—	$(1,644)	$10,242

The following table provides a summary of the change in the OREO balance for the six months ended June 30, 2012:

Balance,
(In thousands)	June 30, 2012
Balance, December 31, 2011	$—
Additions	2,337
Dispositions	(251)
Write-downs	—
Net gain on disposition	12
Balance, June 30, 2012	$2,098

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs.  We had one property totaling $2,098,000 in OREO at June 30, 2012, compared to none at December 31, 2011. Subsequent to quarter end, the other real estate owned property was sold at the anticipated sales price.

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

The allowance for credit losses is an estimate of the probable losses that may be sustained in our loan and lease portfolio.  The allowance is based on principles of accounting: (1) ASC 450-20 which requires losses to be accrued for loans when they are probable of occurring and can be reasonably estimated and (2) ASC 310-10 which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2011
Balance, beginning of period	$11,396	$11,014	$11,014
Provision charged to operations	500	1,050	350
Losses charged to allowance	(2,181)	(1,532)	(741)
Recoveries	425	864	412
Balance, end of period	$10,140	$11,396	$11,035
Allowance for credit losses to total loans at end of period	2.45%	2.67%	2.53%

As of June 30, 2012, the balance in the allowance for credit losses was $10,140,000 compared to $11,396,000 as of December 31, 2011.  The decrease was due to net charge offs during the six months ended June 30, 2012 being greater than the amount of the provision for credit losses.  Net charge offs totaled $1,756,000 while the provision for credit losses was $500,000. Loans charged off in 2012 were fully reserved for at December 31, 2011. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $133,075,000 as of June 30, 2012, compared to $129,005,000 as of December 31, 2011.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2012, the allowance for credit losses was 2.45% of total gross loans compared to 2.67% as of December 31, 2011.  During the six months ended June 30, 2012, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  During the period ended June 30, 2012, the Company enhanced the process for estimating the allowance for credit losses through inclusion of net present value methodology in addition to collateral dependent analysis.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. In 2011, enhanced methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $10,242,000 as of June 30, 2012, and $14,434,000 as of December 31, 2011.  The allowance for credit losses as a percentage of nonperforming loans was 99.00% and 78.95% as of June 30, 2012 and December 31, 2011, respectively.  Management believes the allowance at June 30, 2012 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2012, was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

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

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at June 30, 2012 was $683,000, net of $2,217,000 in accumulated amortization expense.  The carrying value at December 31, 2011 was $783,000, net of $2,117,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first six months of of 2012.  Amortization expense recognized was $100,000 and $207,000 for the six month periods ended June 30, 2012 and 2011. The core deposit intangible for the 2005 acquisition of Bank of Madera County was fully amortized as of December 31, 2011.

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

Total deposits decreased $10,235,000 or 1.44% to $702,751,000 as of June 30, 2012, compared to $712,986,000 as of December 31, 2011.  Interest-bearing deposits decreased $4,463,000 or 0.88% to $500,498,000 as of June 30, 2012, compared to $504,961,000 as of December 31, 2011.  Non-interest bearing deposits decreased $5,772,000 or 2.77% to $202,253,000 as of June 30, 2012, compared to $208,025,000 as of December 31, 2011.  Average non-interest bearing deposits to average total deposits was 28.99% for the six months ended June 30, 2012 compared to 26.17% for the same period in 2011.

The composition of the deposits and average interest rates paid at June 30, 2012 and December 31, 2011 is summarized in the table below.

(Dollars in thousands)	June 30, 2012	% of Total Deposits	Effective Rate	December 31, 2011	% of Total Deposits	Effective Rate
NOW accounts	$139,894	19.9%	0.20%	$140,268	19.6%	0.26%
MMA accounts	178,689	25.4%	0.26%	181,731	25.5%	0.40%
Time deposits	146,565	20.9%	0.75%	151,695	21.3%	0.96%
Savings deposits	35,350	5.0%	0.10%	31,267	4.4%	0.16%
Total interest-bearing	500,498	71.2%	0.38%	504,961	70.8%	0.54%
Non-interest bearing	202,253	28.8%		208,025	29.2%
Total deposits	$702,751	100.0%		$712,986	100.0%

Other Borrowings

There were $4,000,000 short term borrowings as of June 30, 2012, compared to none as of December 31, 2011.

Short-term borrowings of $4,000,000 at June 30, 2012 represent FHLB advances with a weighted average interest of 3.59% and weighted average maturity of 0.6 years.

Long-term FHLB borrowings at December 31, 2011 were $4,000,000. There were no long-term FHLB borrowings outstanding at June 30, 2012.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2012, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 2.07% and 1.88% at June 30, 2012 and 2011, respectively. Interest expense recognized by the Company for the six months ended June 30, 2012 and 2011 was $55,000 and $49,000, respectively.

Capital

Our shareholders’ equity was $113,259,000 as of June 30, 2012, compared to $107,482,000 as of December 31, 2011.  The increase in shareholders’ equity is the result of retained earnings increase of $3,247,000 for the six months ended June 30, 2012, an increase in other comprehensive income net of tax of $2,205,000, and proceeds from the exercise of employee stock options, including the related tax benefit, of $325,000.

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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$86,186	10.70%	$82,571	10.13%
Minimum regulatory requirement	$32,216	4.00%	$32,612	4.00%
Central Valley Community Bank	$85,362	10.60%	$81,599	10.01%
Minimum requirement for “Well-Capitalized” institution	$40,253	5.00%	$40,743	5.00%
Minimum regulatory requirement	$32,203	4.00%	$32,594	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$86,186	17.29%	$82,571	16.20%
Minimum regulatory requirement	$19,940	4.00%	$20,383	4.00%
Central Valley Community Bank	$85,362	17.14%	$81,599	16.02%
Minimum requirement for “Well-Capitalized” institution	$29,889	6.00%	$30,554	6.00%
Minimum regulatory requirement	$19,926	4.00%	$20,369	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$92,637	18.58%	$89,136	17.49%
Minimum regulatory requirement	$39,881	8.00%	$40,767	8.00%
Central Valley Community Bank	$91,808	18.43%	$88,159	17.31%
Minimum requirement for “Well-Capitalized” institution	$49,815	10.00%	$50,923	10.00%
Minimum regulatory requirement	$39,852	8.00%	$40,738	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  Disallowed deferred tax assets deducted from Tier 1 capital were $1,484,000 and $1,427,000 at June 30, 2012 and December 31, 2011, respectively.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2012, the Company had unpledged securities totaling $225,795,000 available as a secondary source of liquidity and total cash and cash equivalents of $47,484,000.  Cash and cash equivalents at June 30, 2012 increased 5.98% compared to December 31, 2011.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2012, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $121,090,000 in unused FHLB advances and a $181,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2012, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2012 and December 31, 2011:

Credit Lines (In thousands)	June 30, 2012	December 31, 2011
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$44,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$125,090	$125,122
Balance outstanding	$4,000	$4,000
Collateral pledged	$106,342	$112,926
Fair value of collateral	$107,040	$114,214
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$181	$551
Balance outstanding	$—	$—
Collateral pledged	$170	$542
Fair value of collateral	$184	$562

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

No material changes to report.

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

Central Valley Community Bancorp

Date: August 10, 2012	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: August 10, 2012	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.