Form 10-Q
period 2012-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2012-11-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
 As of November 5, 2012 there were 9,598,846 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2012 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$21,124	$19,409
Interest-earning deposits in other banks	55,074	24,467
Federal funds sold	721	928
Total cash and cash equivalents	76,919	44,804
Available-for-sale investment securities (Amortized cost of $351,037 at September 30, 2012 and $321,405 at December 31, 2011)	364,808	328,413
Loans, less allowance for credit losses of $10,214 at September 30, 2012 and $11,396 at December 31, 2011	388,922	415,999
Bank premises and equipment, net	6,296	5,872
Bank owned life insurance	12,063	11,655
Federal Home Loan Bank stock	3,850	2,893
Goodwill	23,577	23,577
Core deposit intangibles	633	783
Accrued interest receivable and other assets	10,669	15,027
Total assets	$887,737	$849,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$229,089	$208,025
Interest bearing	508,197	504,961
Total deposits	737,286	712,986
Short-term borrowings	4,000	—
Long-term debt	—	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	23,810	19,400
Total liabilities	770,251	741,541
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, issued and outstanding: 7,000 shares at September 30, 2012 and December 31, 2011	7,000	7,000
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 9,605,766 at September 30, 2012 and 9,547,816 at December 31, 2011	40,960	40,552
Retained earnings	61,422	55,806
Accumulated other comprehensive income, net of tax	8,104	4,124
Total shareholders’ equity	117,486	107,482
Total liabilities and shareholders’ equity	$887,737	$849,023

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$6,111	$6,640	$18,248	$19,662
Interest on deposits in other banks	36	46	70	141
Interest on Federal funds sold	—	—	1	1
Interest and dividends on investment securities:
Taxable	741	1,079	2,694	3,307
Exempt from Federal income taxes	1,118	892	3,233	2,522
Total interest income	8,006	8,657	24,246	25,633
INTEREST EXPENSE:
Interest on deposits	371	647	1,307	2,076
Interest on junior subordinated deferrable interest debentures	27	24	82	73
Other	36	37	109	143
Total interest expense	434	708	1,498	2,292
Net interest income before provision for credit losses	7,572	7,949	22,748	23,341
PROVISION FOR CREDIT LOSSES	—	400	500	750
Net interest income after provision for credit losses	7,572	7,549	22,248	22,591
NON-INTEREST INCOME:
Service charges	690	735	2,055	2,183
Appreciation in cash surrender value of bank owned life insurance	101	96	291	289
Loan placement fees	181	51	408	185
Net realized gain on sale of assets	—	—	4	—
Net gain on disposal of other real estate owned	—	75	12	608
Net realized gains on sales and calls of investment securities	843	223	1,287	249
Other-than-temporary impairment loss:
Total impairment loss	—	—	—	(31)
Loss recognized in other comprehensive income	—	—	—	—
Net impairment loss recognized in earnings	—	—	—	(31)
Federal Home Loan Bank dividends	4	1	11	6
Other income	465	414	1,345	1,451
Total non-interest income	2,284	1,595	5,413	4,940
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,773	4,058	11,859	12,134
Occupancy and equipment	906	978	2,664	2,848
Regulatory assessments	163	181	488	664
Data processing expense	274	295	851	857
Advertising	139	182	419	548
Audit and accounting fees	126	112	379	337
Legal fees	36	90	118	266
Other real estate owned, net	6	9	78	11
Amortization of core deposit intangibles	50	104	150	311
Other expense	1,182	1,213	3,285	3,466
Total non-interest expenses	6,655	7,222	20,291	21,442
Income before provision for income taxes	3,201	1,922	7,370	6,089
Provision for income taxes	745	514	1,492	1,320
Net income	$2,456	$1,408	$5,878	$4,769
Net income	$2,456	$1,408	$5,878	$4,769
Preferred stock dividends and accretion	87	202	262	400
Net income available to common shareholders	$2,369	$1,206	$5,616	$4,369
Net income per common share:
Basic earnings per share	$0.25	$0.13	$0.59	$0.46
Weighted average common shares used in basic computation	9,602,473	9,547,816	9,588,321	9,513,387
Diluted earnings per share	$0.25	$0.13	$0.58	$0.46
Weighted average common shares used in diluted computation	9,635,339	9,557,609	9,613,202	9,534,426

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income	$2,456	$1,408	$5,878	$4,769
Other Comprehensive Income:
Unrealized gains on securities:
Unrealized holdings gains	3,858	2,474	8,050	6,489
Less: reclassification for net gains included in net income	(843)	(223)	(1,287)	(218)
Other comprehensive income, before tax	3,015	2,251	6,763	6,271
Tax expense related to items of other comprehensive income	(1,240)	(926)	(2,783)	(2,581)
Total other comprehensive income	1,775	1,325	3,980	3,690
Comprehensive income	$4,231	$2,733	$9,858	$8,459

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,878	$4,769
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(178)	149
Depreciation	717	917
Accretion	(530)	(546)
Amortization	5,240	2,336
Stock-based compensation	83	149
Tax benefit from exercise of stock options	(25)	(117)
Provision for credit losses	500	750
Net other than temporary impairment losses on investment securities	—	31
Net realized gains on sales and calls of available-for-sale investment securities	(1,287)	(249)
Net gain on sale and disposal of equipment	(4)	—
Net gain on sale of other real estate owned	(12)	(608)
Increase in bank owned life insurance, net of expenses	(292)	(112)
Net gain on bank owned life insurance	—	(85)
Net decrease (increase) in accrued interest receivable and other assets	702	(724)
Net decrease in prepaid FDIC assessments	384	558
Net increase in accrued interest payable and other liabilities	4,410	2,278
Provision for deferred income taxes	514	974
Net cash provided by operating activities	16,100	10,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(136,392)	(133,308)
Proceeds from sales or calls of available-for-sale investment securities	38,554	43,580
Proceeds from maturity and principal repayments of available-for-sale investment securities	64,933	24,011
Net decrease in loans	24,418	4,704
Proceeds from sale of other real estate owned	2,349	2,195
Purchases of premises and equipment	(1,142)	(1,024)
Purchases of bank owned life insurance	(116)	—
FHLB stock (purchased) redeemed	(957)	157
Proceeds from bank owned life insurance	—	146
Proceeds from sale of premises and equipment	5	—
Net cash used in investing activities	(8,348)	(59,539)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	33,051	70,374
Net decrease in time deposits	(8,751)	(14,578)
Repayments of short-term borrowings to Federal Home Loan Bank	—	(10,000)
Purchase and retirement of common stock	(61)	—
Proceeds from exercise of stock options	361	680
Repurchase of common stock warrant	—	(185)
Tax benefit from exercise of stock options	25	117
Cash dividends on preferred stock	(262)	(265)
Net cash provided by financing activities	24,363	46,143
Increase (decrease) in cash and cash equivalents	32,115	(2,926)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,804	100,999
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,919	$98,073
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$1,571	$2,551
Income taxes	$760	$826
Non-cash investing and financing activities:
Redemption of preferred stock Series A and issuance of preferred stock Series C	$—	$7,000
Transfer of loans to other real estate owned	$2,337	$244
Accrued preferred stock dividends	$88	$42

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2011 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2012, and the results of its operations and its cash flows for the nine month interim periods ended September 30, 2012 and September 30, 2011 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2012 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Presentation of Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.  The remaining provisions of ASU 2011-05 are to be applied retrospectively. The Company adopted this standard on January 1, 2012. The Company elected to present comprehensive income as a separate statement of comprehensive income. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Note 2.  Share-Based Compensation

For the nine month periods ended September 30, 2012 and 2011, share-based compensation cost recognized was $83,000 and $149,000, respectively. For the quarter ended September 30, 2012 and 2011, shared-based compensation was $19,000 and $47,000, respectively. The recognized tax benefits for stock option compensation expense were $14,000 and $27,000, respectively, for the nine month periods ended September 30, 2012 and 2011.  For the quarter ended September 30, 2012 and 2011, recognized tax benefits were $3,000 and $9,000, respectively.

The Company bases the fair value of the options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term and level of estimated forfeitures of the Company’s options are based on the Company’s own historical experience.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.

During the quarter ended September 30, 2012, options to purchase 91,150 shares of the Company’s common stock were issued from the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) at an exercise price of $8.02. No options to purchase shares of the Company’s common stock were issued in the first nine months of 2011 from either of the Company’s stock based compensation plans.

A summary of the combined activity of the Company’s Stock Based Compensation Plans for the nine month period ended September 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2012	511,019	$8.56
Options granted	91,150	$8.02
Options exercised	(65,450)	$5.52
Options forfeited	(29,640)	$10.12
Options outstanding at September 30, 2012	507,079	$8.76	4.87	$373
Options vested or expected to vest at September 30, 2012	487,751	$8.84	4.56	$350
Options exercisable at September 30, 2012	360,079	$9.41	3.15	$232

The weighted-average grant-date fair value of options granted in the nine month period ended September 30, 2012 was $3.41. No options to purchase shares of the Company’s common stock were issued in the first nine months of 2011 from either of the Company’s stock based compensation plans.

The total intrinsic value of 65,450 options exercised in the nine months ended September 30, 2012 was $87,000.

Cash received from options exercised for the nine months ended September 30, 2012 and 2011 was $361,000 and $680,000, respectively.  The tax benefit realized for the tax deductions from options exercised totaled $25,000 and $117,000 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was $405,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under both plans.  The cost is expected to be recognized over a weighted average period of 2.08 years.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2012	2011	2012	2011
Net Income	$2,456	$1,408	$5,878	$4,769
Less: Preferred stock dividends and accretion	(87)	(202)	(262)	(400)
Income available to common shareholders	$2,369	$1,206	$5,616	$4,369
Weighted average shares outstanding	9,602,473	9,547,816	9,588,321	9,513,387
Basic earnings per share	$0.25	$0.13	$0.59	$0.46

Diluted Earnings Per share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2012	2011	2012	2011
Net Income	$2,456	$1,408	$5,878	$4,769
Less: Preferred stock dividends and accretion	(87)	(202)	(262)	(400)
Income available to common shareholders	$2,369	$1,206	$5,616	$4,369
Weighted average shares outstanding	9,602,473	9,547,816	9,588,321	9,513,387
Effect of dilutive stock options	32,866	9,793	24,881	21,039
Weighted average shares of common stock and common stock equivalents	9,635,339	9,557,609	9,613,202	9,534,426
Diluted earnings per share	$0.25	$0.13	$0.58	$0.46

During the nine month periods ended September 30, 2012 and 2011, options to purchase 364,209 and 436,929 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

On October 17, 2012, the Board of Directors declared a $0.05 per common share cash dividend to shareholders of record at the close of business on November 15, 2012 which will be paid on November 30, 2012.

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities, all of which are classified available-for-sale.  As of September 30, 2012, $91,534,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $13,771,000 at September 30, 2012 compared to an unrealized gain of $7,008,000 at December 31, 2011.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2012
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$2,317	$1	$—	$2,318
Obligations of states and political subdivisions	$126,656	$11,050	$(69)	$137,637
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	207,740	3,108	(713)	210,135
Private label residential mortgage backed securities	6,728	261	(311)	6,678
Other equity securities	7,596	444	—	8,040
	$351,037	$14,864	$(1,093)	$364,808

	December 31, 2011
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$149	$—	$—	$149
Obligations of states and political subdivisions	101,030	7,732	(331)	108,431
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	204,222	1,402	(1,080)	204,544
Private label residential mortgage backed securities	8,408	245	(1,255)	7,398
Other equity securities	7,596	295	—	7,891
	$321,405	$9,674	$(2,666)	$328,413

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2012 and 2011 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2012	2011	2012	2011
Proceeds from sales or calls	$31,055	$12,171	$38,554	$43,580
Gross realized gains from sales or calls	1,128	288	1,694	1,027
Gross realized losses from sales or calls	(285)	(65)	(407)	(778)

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$5,216	$(69)	$—	$—	$5,216	$(69)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	62,457	(487)	14,855	(226)	77,312	(713)
Private label residential mortgage backed securities	—	—	3,023	(311)	3,023	(311)
	$67,673	$(556)	$17,878	$(537)	$85,551	$(1,093)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,194	$(20)	$2,598	$(311)	$3,792	$(331)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	105,902	(1,080)	—	—	105,902	(1,080)
Private label residential mortgage backed securities	32	(1)	4,917	(1,254)	4,949	(1,255)
	$107,128	$(1,101)	$7,515	$(1,565)	$114,643	$(2,666)

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

As of September 30, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in May 2012 to provide independent valuation and OTTI analysis on certain private label residential mortgage backed securities (PLRMBS).

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of September 30, 2012.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

The unrealized losses associated with PLRMBS are primarily driven by projected collateral losses, credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include default rates, severities, discount rates and prepayment rates.  Losses are estimated by forecasting the performance of the underlying mortgage loans for each security.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of these securities given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), the Company expects to recover the entire amortized cost basis of these securities, with the exception of certain securities for which OTTI was previously recorded.

U.S. Government Agencies

At September 30, 2012, the Company held one U.S. Government agency security which was not in a loss position.

Obligations of States and Political Subdivisions

At September 30, 2012, the Company held 181 obligations of states and political subdivision securities of which five were in a loss position for less than 12 months and none were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At September 30, 2012, the Company held 194 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 38 were in a loss position for less than 12 months and 20 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Private Label Residential Mortgage Backed Securities

At September 30, 2012, the Company had a total of 23 PLRMBS with a remaining principal balance of $6,728,000 and a net unrealized loss of approximately $50,000.  Six of these securities account for the $311,000 of unrealized loss at September 30, 2012 offset by 17 of these securities with gains totaling $261,000.  Seven of these PLRMBS with a remaining principal balance of $5,177,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the nine month period ended September 30, 2012.

PLRMBS as of September 30, 2012 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$1,984	1,841	$(143)	D	Fitch	11.39	21.60	51.00	97.25	—
CWALT 1	690	648	(42)	C	Fitch	12.77	26.80	58.20	100.73	3.23
CWALT 2	310	264	(46)	D	Fitch	12.37	28.70	58.50	101.38	(0.58)
FHAMS	1,799	1,873	74	D	Fitch	12.46	17.80	47.80	95.00	(0.43)
BAALT	93	60	(33)	CC	Fitch	11.09	11.70	51.00	97.24	3.14
ABFS	255	208	(47)	D	S&P	8.28	8.85	65.00	97.46	—
CONHE	46	70	24	B3	Moodys	13.00	6.12	67.33	86.39	—
TOTALS	$5,177	$4,964	$(213)

The following tables provide a roll forward for the three and nine month periods ended September 30, 2012 and 2011 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Beginning balance	$783	$767	$783	$1,387
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—	—	31
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—	—	—
Realized losses for securities sold	—	16	—	(635)
Ending balance	$783	$783	$783	$783

The amortized cost and estimated fair value of investment securities at September 30, 2012 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2012	Amortized Cost	Estimated Fair Value
Within one year	$150	$151
After one year through five years	10,362	11,365
After five years through ten years	16,868	18,755
After ten years	99,276	107,366
	126,656	137,637
Investment securities not due at a single maturity date:
U.S. Government agencies	2,317	2,318
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	207,740	210,135
Private label residential mortgage backed securities	6,728	6,678
Other equity securities	7,596	8,040
	$351,037	$364,808

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2012
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$21,124	$21,124	$—	$—	$21,124
Interest-earning deposits in other banks	55,074	55,074	—	—	55,074
Federal funds sold	721	721	—	—	721
Available-for-sale investment securities	364,808	8,040	356,768	—	364,808
Loans, net	388,922	—	—	392,854	392,854
Federal Home Loan Bank stock	3,850	N/A	N/A	N/A	N/A
Accrued interest receivable	3,778	29	1,903	1,846	3,778
Financial liabilities:
Deposits	737,286	—	758,806	—	758,806
Short-term borrowings	4,000	—	4,049	—	4,049
Junior subordinated deferrable interest debentures	5,155	—	—	2,990	2,990
Accrued interest payable	157	—	130	27	157

	December 31, 2011
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$19,409	$19,409
Interest-earning deposits in other banks	24,467	24,467
Federal funds sold	928	928
Available-for-sale investment securities	328,413	328,413
Loans, net	415,999	418,084
Federal Home Loan Bank stock	2,893	N/A
Accrued interest receivable	3,953	3,953
Financial liabilities:
Deposits	712,986	719,673
Long-term debt	4,000	4,146
Junior subordinated deferrable interest debentures	5,155	2,706
Accrued interest payable	230	230

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

(d) Loans

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of September 30, 2012 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$2,318	$—	$2,318	$—
Obligations of states and political subdivisions	137,637	—	137,637	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	210,135	—	210,135	—
Private label residential mortgage backed securities	6,678	—	6,678	—
Other equity securities	8,040	8,040	—	—
Total assets measured at fair value on a recurring basis	$364,808	$8,040	$356,768	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities in active markets.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the nine months ended September 30, 2012, no transfers between levels occurred.

The were no Level 3 assets measured at fair value on a recurring basis at September 30, 2012.

There were no liabilities measured at fair value on a recurring basis at September 30, 2012.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost.  There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2012. The impaired loans measured at fair value at December 31, 2011 are no longer recorded at fair value due to the borrower payments reducing the carrying value of certain of these loans to less than fair value and due to other impaired loans now being evaluated under the discounted cash flow method versus the collateral method. The discounted cash flow method as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan's effective interest rate which is not a market rate. The discounted cash flow approach was determined to be the most appropriate impairment method to use for these impaired loans based on their significant payment history and the global cash flow analysis performed on each borrower.

 The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$149	$—	$149	$—
Obligations of states and political subdivisions	108,431	—	108,431	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	204,544	—	204,544	—
Private label residential mortgage backed securities	7,398	—	7,398	—
Other equity securities	7,891	7,891	—	—
Total assets measured at fair value on a recurring basis	$328,413	$7,891	$320,522	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities in active markets.

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2011.

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

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$2,312	$—	$—	$2,312
Total commercial	2,312	—	—	2,312
Real estate:
Owner occupied	873	—	—	873
Real estate-construction and other land loans	8,782	—	—	8,782
Commercial real estate	1,487	—	—	1,487
Total real estate	11,142	—	—	11,142
Consumer:
Equity loans and lines of credit	2,003	—	—	2,003
Consumer and installment	51	—	—	51
Total consumer	2,054	—	—	2,054
Total impaired loans	15,508	—	—	15,508
Total assets measured at fair value on a non-recurring basis	$15,508	$—	$—	$15,508

In accordance with the provisions of ASC 360-10, collateral dependent impaired loans with a carrying value of $19,876,000 were written down to their fair value of $15,508,000, resulting in a valuation allowance of $4,368,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements.  There were no changes in valuation techniques used during the year ended December 31, 2011.

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2011.

Note 6.  Loans

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial:
Commercial and industrial	$71,439	17.9%	$78,089	18.3%
Agricultural land and production	41,638	10.4%	29,958	7.0%
Total commercial	113,077	28.3%	108,047	25.3%
Real estate:
Owner occupied	109,231	27.3%	113,183	26.4%
Real estate construction and other land loans	33,234	8.3%	33,047	7.7%
Commercial real estate	54,146	13.6%	62,523	14.6%
Agricultural real estate	29,408	7.4%	42,596	9.9%
Other real estate	8,166	2.0%	7,892	1.8%
Total real estate	234,185	58.6%	259,241	60.4%
Consumer:
Equity loans and lines of credit	44,335	11.1%	51,106	12.0%
Consumer and installment	8,125	2.0%	9,765	2.3%
Total consumer	52,460	13.1%	60,871	14.3%
Deferred loan fees, net	(586)		(764)
Total gross loans	399,136	100.0%	427,395	100.0%
Allowance for credit losses	(10,214)		(11,396)
Total loans	$388,922		$415,999

At September 30, 2012 and December 31, 2011, loans originated under Small Business Administration (SBA) programs totaling $5,289,000 and $6,421,000, respectively, were included in the real estate and commercial categories.

Note 7.  Allowance for Credit Losses

The allowance for credit losses is an estimate of probable credit losses inherent in the Company's loan portfolio that have been incurred as of the balance-sheet date. The allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors including economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. Each quarter management assesses which period of time is most appropriate when factoring in historical loan losses into the general reserve calculation. From time to time, this look back period changes in order to be reflective of management's expectations which are driven by a number of factors including economic data, the relevance of past periods' losses to the current period and the estimated point in the credit cycle that we are in. During the quarter ended September 30, 2012, management determined that the most recent 16 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. The impact to the general reserve, as a result of moving from a 12 quarter rolling average to a 16 quarter rolling average, did not have a material impact on the level of allowance required, but it did ensure that the significant loss years for the Bank that began in 2009 would continue to be factored into the general reserve analysis.

The following table shows the summary of activities for the allowance for loan losses as of and for the three months ended September 30, 2012 and 2011 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 1, 2012	$2,799	$5,474	$1,494	$373	$10,140
Provision charged to operations	(329)	532	151	(354)	—
Losses charged to allowance	(1)	—	(219)	—	(220)
Recoveries	209	—	85	—	294
Ending balance, September 30, 2012	$2,678	$6,006	$1,511	$19	$10,214
Allowance for credit losses:
Beginning balance, July 1, 2011	$2,926	$5,508	$1,296	$1,305	$11,035
Provision charged to operations	(179)	965	690	(1,076)	400
Losses charged to allowance	(38)	(286)	(401)	—	(725)
Recoveries	69	175	77	—	321
Ending balance, September 30, 2011	$2,778	$6,362	$1,662	$229	$11,031

The following table shows the summary of activities for allowance for credit losses as of and for the nine month period ended September 30, 2012 and 2011 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2012	$2,266	$7,155	$1,836	$139	$11,396
Provision charged to operations	33	643	(56)	(120)	500
Losses charged to allowance	(123)	(1,792)	(486)	—	(2,401)
Recoveries	502	—	217	—	719
Ending balance, September 30, 2012	$2,678	$6,006	$1,511	$19	$10,214

Allowance for credit losses:
Beginning balance, January 1, 2011	$2,437	$5,836	$2,503	$238	$11,014
Provision charged to operations	376	610	(227)	(9)	750
Losses charged to allowance	(254)	(312)	(900)	—	(1,466)
Recoveries	219	228	286	—	733
Ending balance, September 30, 2011	$2,778	$6,362	$1,662	$229	$11,031

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of September 30, 2012 and December 31, 2011 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2012	$2,678	$6,006	1,511	$19	$10,214
Ending balance: individually evaluated for impairment	$42	$909	14	$—	$965
Ending balance: collectively evaluated for impairment	$2,636	$5,097	1,497	$19	$9,249

Ending balance, December 31, 2011	$2,266	$7,155	$1,836	$139	$11,396
Ending balance: individually evaluated for impairment	$231	$3,764	$373	$—	$4,368
Ending balance: collectively evaluated for impairment	$2,035	$3,391	$1,463	$139	$7,028

The following table shows the ending balances of loans as of September 30, 2012 and December 31, 2011 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2012	$113,077	$234,185	$52,460	$399,722
Ending balance: individually evaluated for impairment	$2,464	$13,454	$1,866	$17,784
Ending balance: collectively evaluated for impairment	$110,613	$220,731	$50,594	$381,938

Loans:
Ending balance, December 31, 2011	$108,047	$259,241	$60,871	$428,159
Ending balance: individually evaluated for impairment	$3,857	$17,359	$2,428	$23,644
Ending balance: collectively evaluated for impairment	$104,190	$241,882	$58,443	$404,515

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$65,758	$844	$4,837	$—	$71,439
Agricultural land and production	41,638	—	—	—	41,638
Real Estate:
Owner occupied	101,350	2,183	5,698	—	109,231
Real estate construction and other land loans	18,057	3,598	11,579	—	33,234
Commercial real estate	43,767	5,940	4,439	—	54,146
Agricultural real estate	27,502	1,906	—	—	29,408
Other real estate	8,166	—	—	—	8,166
Consumer:
Equity loans and lines of credit	41,875	279	2,181	—	44,335
Consumer and installment	8,029	84	12	—	8,125
Total	$356,142	$14,834	$28,746	$—	$399,722

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$70,093	$2,595	$5,401	$—	$78,089
Agricultural land and production	29,958	—	—	—	29,958
Real Estate:
Owner occupied	105,308	3,125	4,750	—	113,183
Real estate construction and other land loans	15,717	4,056	13,274	—	33,047
Commercial real estate	47,323	5,035	10,165	—	62,523
Agricultural real estate	40,808	1,788	—	—	42,596
Other real estate	7,672	220	—	—	7,892
Consumer:
Equity loans and lines of credit	46,939	1,047	3,120	—	51,106
Consumer and installment	9,570	105	90	—	9,765
Total	$373,388	$17,971	$36,800	$—	$428,159

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$71,439	$71,439	$—	$—
Agricultural land and production	—	—	—	—	41,638	41,638	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	294	294	108,937	109,231	—	1,896
Real estate construction and other land loans	702	—	—	702	32,532	33,234	—	6,428
Commercial real estate	—	—	—	—	54,146	54,146	—	—
Agricultural real estate	—	—	—	—	29,408	29,408	—	—
Other real estate	—	—	—	—	8,166	8,166	—	—
Consumer:				—	—	—
Equity loans and lines of credit	—	—	—	—	44,335	44,335	—	1,866
Consumer and installment	59	—	—	59	8,066	8,125	—	—
Total	$761	$—	$294	$1,055	$398,667	$399,722	$—	$10,190

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$57	$—	$236	$293	$77,796	$78,089	$—	$267
Agricultural land and production	—	—	—	—	29,958	29,958	—	—
Real estate:	—
Owner occupied	—	—	122	122	113,061	113,183	—	1,372
Real estate construction and other land loans	1,532	—	—	1,532	31,515	33,047	—	6,823
Commercial real estate	—	—	3,544	3,544	58,979	62,523	—	3,544
Agricultural real estate	—	—	—	—	42,596	42,596	—	—
Other real estate	—	—	—	—	7,892	7,892	—	—
Consumer:
Equity loans and lines of credit	123	—	97	220	50,886	51,106	—	2,354
Consumer and installment	29	74	—	103	9,662	9,765	—	74
Total	$1,741	$74	$3,999	$5,814	$422,345	$428,159	$—	$14,434

The following table shows information related to impaired loans by class at September 30, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$744	$744	$—
Agricultural land and production	—	—	—
Total commercial	744	744	—
Real estate:
Owner occupied	714	719	—
Real estate construction and other land loans	6,428	7,762	—
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	7,142	8,481	—
Consumer:
Equity loans and lines of credit	1,554	1,835	—
Consumer and installment	—	—	—
Total consumer	1,554	1,835	—
Total with no related allowance recorded	9,440	11,060	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,720	1,720	42
Agricultural land and production	—	—	—
Total commercial	1,720	1,720	42
Real estate:
Owner occupied	1,182	1,314	11
Real estate construction and other land loans	5,130	5,130	898
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	6,312	6,444	909
Consumer:
Equity loans and lines of credit	312	324	14
Consumer and installment	—	—	—
Total consumer	312	324	14
Total with an allowance recorded	8,344	8,488	965
Total	$17,784	$19,548	$965

The following table shows information related to impaired loans by class at December 31, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,140	$2,160	$—
Agricultural land and production	—	—	—
Total commercial	2,140	2,160	—
Real estate:
Owner occupied	231	243	—
Real estate construction and other land loans	1,532	1,906	—
Commercial real estate	1,801	1,801	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	3,564	3,950	—
Consumer:
Equity loans and lines of credit	—	—	—
Consumer and installment	—	—	—
Total consumer	—	—	—
Total with no related allowance recorded	5,704	6,110	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,717	1,718	231
Agricultural land and production	—	—	—
Total commercial	1,717	1,718	231
Real estate:
Owner occupied	1,141	1,216	268
Real estate construction and other land loans	10,911	11,490	2,130
Commercial real estate	1,743	1,743	1,366
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	13,795	14,449	3,764
Consumer:
Equity loans and lines of credit	2,354	2,581	350
Consumer and installment	74	74	23
Total consumer	2,428	2,655	373
Total with an allowance recorded	17,940	18,822	4,368
Total	$23,644	$24,932	$4,368

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$600	$—	$1,291	$—
Agricultural land and production	—	—	—	—
Total commercial	600	—	1,291	—
Real estate:
Owner occupied	992	—	709	—
Real estate construction and other land loans	4,778	—	3,563	—
Commercial real estate	—	—	2,237	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	5,770	—	6,509	—
Consumer:
Equity loans and lines of credit	1,615	—	1,987	—
Consumer and installment	—	—	—	—
Total consumer	1,615	—	1,987	—
Total with no related allowance recorded	7,985	—	9,787	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,849	50	1,170	—
Agricultural land and production	—	—	—	—
Total commercial	1,849	50	1,170	—
Real estate:
Owner occupied	646	—	1,282	—
Real estate construction and other land loans	6,833	92	5,596	—
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	932	—
Other real estate	—	—	—	—
Total real estate	7,479	92	7,810	—
Consumer:
Equity loans and lines of credit	289	—	391	—
Consumer and installment	23	—	—	—
Total consumer	312	—	391	—
Total with an allowance recorded	9,640	142	9,371	—
Total	$17,625	$142	$19,158	$—

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,235	$—	$1,404	$—
Agricultural land and production	—	—	—	—
Total commercial	1,235	—	1,404	—
Real estate:
Owner occupied	747	—	840	—
Real estate construction and other land loans	5,551	—	3,491	—
Commercial real estate	200	—	1,914	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	221	—
Total real estate	6,498	—	6,466	—
Consumer:
Equity loans and lines of credit	1,566	—	347	—
Consumer and installment	—	—	—	—
Total consumer	1,566	—	347	—
Total with no related allowance recorded	9,299	—	8,217	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,624	178	721	—
Agricultural land and production	—	—	—	—
Total commercial	1,624	178	721	—
Real estate:
Owner occupied	662	—	1,182	—
Real estate construction and other land loans	6,387	285	5,751	—
Commercial real estate	193	—	932	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	2,037	—
Total real estate	7,242	285	9,902	—
Consumer:
Equity loans and lines of credit	543	—	219	—
Consumer and installment	48	—	27	—
Total consumer	591	—	246	—
Total with an allowance recorded	9,457	463	10,869	—
Total	$18,756	$463	$19,086	$—

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

Foregone interest on nonaccrual loans totaled $525,000 and $749,000 for the nine month periods ended September 30, 2012 and 2011, respectively. For the three month periods ended September 30, 2012 and 2011, foregone interest on nonaccrual loans totaled $181,000 and $281,000 respectively.

Included in the impaired and nonaccrual loans above at September 30, 2012 are 11 loans considered troubled debt restructurings totaling $17,036,000.

Troubled Debt Restructurings:

The Company has allocated $943,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2012. The Company has committed to lend additional amounts totaling up to $700,000 as of September 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

For the nine months ending September 30, 2012 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2012 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate - Owner occupied	2	$500	$—	$500	$493

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2011 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	2	3,089		3,089	2,643
Total commercial	2	3,089	—	3,089	2,643
Real Estate:
Owner occupied	1	1,074		1,074	1,034
Real estate construction and other land loans	3	11,094		11,094	10,989
Commercial real estate	1	1,211		1,211	1,211
Other	1	2,271		2,271	1,681
Total real estate	6	15,650	—	15,650	14,915
TOTAL	8	18,739	—	18,739	17,558

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

During the three months ended September 30, 2012, no loans were modified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2011 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	2	3,089	—	3,089	2,643
Total commercial	2	3,089	—	3,089	2,643
Real Estate:
Real estate-construction and other land loans	3	11,094	—	11,094	10,989
Commercial real estate	1	1,211	—	1,211	1,211
Total real estate	4	12,305	—	12,305	12,200
TOTAL	6	15,394	—	15,394	14,843

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There was one default on troubled debt restructurings, within twelve months following the modification, during the nine months ended September 30, 2012. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended September 30, 2012. The recorded investment of the one default is zero at September 30, 2012.

The troubled debt restructurings described above resulted in an increase to the specific reserves added to the allowance for credit losses of $6,000 during the three month and nine month periods ending September 30, 2012 compared to $427,000 specific reserves added to allowance for credit losses during the three month and nine month periods ending September 30, 2011. The commercial real estate restructured debt outstanding at September 30, 2011 was charged off and transferred to other real estate owned the first quarter of 2012. The property has subsequently been sold. Only one other restructured debt outstanding at September 30, 2011 reported above under real estate owner occupied was charged off in the second quarter of 2012.

Note 8.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2012 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bancorp and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. In 2011, ASU 2011-08 was issued that provided additional guidance on the determination of whether an impairment of goodwill has occurred, including the introduction of a review of qualitative factors that may indicate whether goodwill impairment has occurred.  Management performed our annual impairment test in the third quarter of 2012 utilizing qualitative factors including general economic conditions, industry and competitive environment, overall financial performance, and other relevant entity-specific events.  Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Management determined there was no impairment required.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2012.

The intangible assets at September 30, 2012 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bancorp in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at September 30, 2012 was $633,000 net of $2,267,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the third quarter of 2012.  Amortization expense recognized was $150,000 and $311,000 for the nine month periods ended September 30, 2012 and 2011, respectively.  Amortization expense recognized was $50,000 and $104,000 for the three month periods ended September 30, 2012 and 2011, respectively. The core deposit intangible for the 2005 acquisition of Bank of Madera County was fully amortized as of December 31, 2011.

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

Commitments to extend credit amounting to $142,504,000 and $129,005,000 were outstanding at September 30, 2012 and December 31, 2011, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $141,914,000 and $128,585,000 at September 30, 2012 and December 31, 2011, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

The Company has undisbursed portions of construction loans totaling $3,180,000 and $2,923,000 as of September 30, 2012 and December 31, 2011, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $590,000 and $420,000 were outstanding at September 30, 2012 and December 31, 2011, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2012 and December 31, 2011.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

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

Note 10.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of September 30, 2012, the Company maintained a deferred tax valuation allowance of $114,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the nine months ended September 30, 2012 and 2011, the Company increased its reserve by $47,000 and $46,000, respectively, for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California.

Note 11.  Borrowing Arrangements

Federal Home Loan Bank Advances:  Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following (Dollars in thousands):

September 30, 2012	December 31, 2011
Amount	Amount	Rate	Maturity Date
$4,000	$4,000	3.59%	February 12, 2013

4,000	4,000
4,000	—	Less short-term portion
$—	$4,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $5,516,000 and $15,272,000, and market values totaling $5,738,000 and $15,683,000 at September 30, 2012 and December 31, 2011, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of September 30, 2012 and December 31, 2011, the Company had no Federal funds purchased.

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

When the Company uses in this Quarterly Report on Form 10-Q the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe,” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict.  For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

Third Quarter of 2012

In the third quarter of 2012, our consolidated net income was $2,456,000 compared to net income of $1,408,000 for the same period in 2011. Diluted EPS was $0.25 for the third quarter ended September 30, 2012 compared to $0.13 for the same period in 2011. Net income increased primarily as a result of a decrease in non-interest expense and an increase in non-interest income for the third quarter of 2012 compared to the corresponding period in 2011. No additional provision for credit losses was booked for the third quarter of 2012 compared to $400,000 for the third quarter of 2011, a decrease of $400,000. Net interest income before the provision for credit losses decreased $377,000 or 4.74% comparing the quarter ended September 30, 2012 to the same period in 2011.

Net interest margin (fully tax equivalent basis) was 4.21% for the quarter ended September 30, 2012 compared to 4.66% for the same period in 2011, a 45 basis point decrease. The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities. The yield on average total interest-earning assets decreased 61 basis points and interest rates on deposits decreased 21 basis points comparing the quarter ended September 30, 2012 to the same period in 2011. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 17 basis points to 0.20% for the quarter ended September 30, 2012 compared to 0.37% for the same period in 2011.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.

Non-interest income increased $689,000 or 43.20% primarily due to an increase in net realized gain on sales and calls of investment securities of $620,000. The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve future performance. Non-interest expense decreased $567,000 or 7.85% for the same periods mainly due to decreases in regulatory assessments, advertising expense, legal fees, salary and employee benefits, occupancy expense and amortization expenses, partially offset by increases in audit and accounting fees.

Annualized return on average equity for the third quarter of 2012 was 8.43% compared to 5.34% for the same period in 2011. Total average equity was $116,535,000 for the third quarter 2012 compared to $105,485,000 for the third quarter 2011. The growth in capital was driven by net income during the period, an increase in other comprehensive income, and the issuance of common stock from the exercise of stock options.

Our average total assets increased $52,944,000 or 6.56% in the third quarter of 2012 compared to the same period in 2011.  Total average interest-earning assets increased $51,344,000 or 7.11% comparing the third quarter of 2012 to the same period of 2011.  Average total loans, including nonaccrual loans, decreased $31,274,000 or 7.19% while average total investments and interest-earning deposits increased $77,193,000 or 25.80% in the three month period ended September 30, 2012 compared to the same period in 2011.  The increase of the investment portfolio balance at significantly reduced yields decreased net interest income and contributed to the decrease in net interest margin. Average interest-bearing liabilities decreased $2,858,000 or 0.56% over the same period. Average non-interest bearing demand deposits increased 20.56% to $222,974,000 in 2012 compared to $184,948,000 for 2011.  The ratio of average non-interest bearing demand deposits to average total deposits was 30.97% in the third quarter of 2012 compared to 27.01% for 2011.

First Nine Months of 2012

For the nine months ended September 30, 2012, our consolidated net income was $5,878,000 compared to net income of $4,769,000 for the same period in 2011.  Diluted EPS was $0.58 for the first nine months of 2012 compared to $0.46 for the first nine months of 2011.  Net income increased 23.25%, primarily driven by decreases in interest expense and non-interest expense and increases in non-interest income, partially offset by decreases in interest income in 2012 compared to 2011. During the nine month period ended September 30, 2012, our net interest margin (fully tax equivalent basis) decreased 38 basis points to 4.30%.  Net interest income before the provision for credit losses decreased $593,000 or 2.54%.  Non-interest income increased $473,000 or 9.57%, provision for credit losses decreased $250,000 or 33.33%, and non-interest expense decreased $1,151,000 or 5.37% in the first nine months of 2012 compared to 2011.

Annualized return on average equity for the nine months ended September 30, 2012 was 6.91% compared to 6.21% for the same period in 2011.  Annualized return on average assets was 0.93% and 0.81% for the nine months ended September 30, 2012 and 2011, respectively.  Total average equity was $113,358,000 for the nine months ended September 30, 2012 compared to $102,321,000 for the same period in 2011.  The growth in capital was driven by net income during the period, an increase in other comprehensive income, and the issuance of common stock from the exercise of stock options.

Our average total assets increased $56,083,000 or 7.13% in the first nine months of 2012 compared to the same period in 2011.  Total average interest-earning assets increased $54,136,000 or 7.71% comparing the first nine months of 2012 to the same period in 2011.  Average total loans decreased $22,416,000 or 5.19% while average total investments increased $71,200,000 or 25.11% in the nine month period ended September 30, 2012 compared to the same period in 2011.  Average interest-bearing liabilities increased $9,898,000 or 1.98% over the same period.

Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2012 was 4.30% compared to 4.68% for the same period in 2011.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 54 basis points to 4.57% for the nine month period ended September 30, 2012 compared to 5.11% for the same period in 2011.  For the nine months ended September 30, 2012, the effective yield on investment securities including Federal funds sold and interest-

earning deposits in other banks decreased 54 basis points, while the effective yield on loans decreased 20 basis points.  The cost of total interest-bearing liabilities decreased 22 basis points to 0.39% compared to 0.61% for the same period in 2011.  The cost of total deposits, including noninterest bearing accounts, decreased 17 basis points to 0.25% for the nine months ended September 30, 2012 compared to 0.42% for the same period in 2011.

Net interest income before the provision for credit losses for the third quarter of 2012 was $22,748,000 compared to $23,341,000 for the same period in 2011, a decrease of $593,000 or 2.54%.  Net interest income before the provision for credit losses decreased as a result of the decrease in interest income. The Bank had non-accrual loans totaling $10,190,000 at September 30, 2012, compared to $14,434,000 at December 31, 2011 and $16,794,000 at September 30, 2011.  The Company had no other real estate owned at September 30, 2012 and December 31, 2011, compared to $270,000 at September 30, 2011.

At September 30, 2012, we had total net loans of $388,922,000, total assets of $887,737,000, total deposits of $737,286,000, and shareholders’ equity of $117,486,000.

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

The Bank operates 17 branches which serve the communities of Clovis, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, and Tracy, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2012 FDIC data, the Bank’s branches in Fresno, Madera and San Joaquin Counties had a 3.58% combined deposit market share of all insured depositories.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

·                                          Return to our shareholders;
·                                          Return on average assets;
·                                          Development of revenue streams, including net interest income and non-interest income;
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is measured in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 6.91% for the nine months ended September 30, 2012 compared to 6.26% for the year ended December 31, 2011 and 6.21% for the nine months ended September 30, 2011.  Our net income for the nine months ended September 30, 2012 increased $1,109,000 or 23.25% to $5,878,000 compared to $4,769,000 for the nine months ended September 30, 2011.  Net income increased due to decreases in non-interest expenses, a decrease in interest expense and a decrease in the provision for credit losses, partially offset by a decrease in interest income and an increase in tax expense. Net interest margin (NIM) decreased 38 basis points comparing the nine month periods ended September 30, 2012 and 2011.  Diluted EPS was $0.58 for the nine months ended September 30, 2012 and $0.46 for the same period in 2011.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to measure our performance compared with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2012 was 0.93% compared to 0.81% for the year ended December 31, 2011 and 0.81% for the nine months ended September 30, 2011.  The increase in ROA compared to December 2011 is due to the increase in net income relative to total average assets.  Average assets for the nine months ended September 30, 2012 were $842,477,000 compared to $800,178,000 for the year ended December 31, 2011.  ROA for our peer group was 0.80% for the six months ended June 30, 2012.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.30% for the nine months ended September 30, 2012, compared to 4.68% for the same period in 2011.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  In comparing the two periods, the effective yield on total earning assets decreased 54 basis points, while the cost of total interest bearing liabilities decreased 22 basis points and the cost of total deposits decreased 17 basis points.  The Company’s total cost of deposits for the nine months ended September 30, 2012 was 0.25% compared to 0.42% for the same period in 2011.  At September 30, 2012, 29.57% of the Company’s average deposits were non-interest bearing compared to 30.02% for the Company’s peer group as of June 30, 2012.  Net interest income before the provision for credit losses for the nine month period ended September 30, 2012 was $22,748,000 compared to $23,341,000 for the same period in 2011.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities. Non-interest income for the nine months ended September 30, 2012 increased $473,000 or 9.57% to $5,413,000 compared to $4,940,000 for the nine months ended September 30, 2011.  The increase resulted primarily from an increase in net realized gains on sales and calls of investment securities and an increase in loan placement fees compared to the comparable 2011 period, partially offset by a decrease in gain on sale of other real estate owned and a decrease in service charge income.  The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio. Further detail of non-interest income is provided below.

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

The Company had non-performing loans totaling $10,190,000 or 2.55% of total loans as of September 30, 2012 and $14,434,000 or 3.38% of total loans at December 31, 2011.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectibility has been reasonably assured.  The Company had no other real estate owned at September 30, 2012 and December 31, 2011. The Company’s ratio of non-performing assets as a percentage of total assets was 1.15% as of September 30, 2012 and 1.70% at December 31, 2011.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $38,714,000 or 4.56% during the nine months ended September 30, 2012 to $887,737,000 compared to $849,023,000 as of December 31, 2011.  Total gross loans decreased $28,259,000 to $399,136,000 as of September 30, 2012 compared to $427,395,000 as of December 31, 2011.  Total deposits increased 3.41% to $737,286,000 as of September 30, 2012 compared to $712,986,000 as of December 31, 2011.  Our loan to deposit ratio at September 30, 2012 was 54.14% compared to 59.94% at December 31, 2011.  The loan to deposit ratio of our peers was 71.85% at June 30, 2012.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2012, the Company and the Bank were “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the capital section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 74.70% for the first nine months of 2012 compared to 76.93% for the first nine months of 2011.  The improvement in the efficiency ratio is primarily due to a decrease in operating expenses.  Further discussion of the decrease in net interest income and decrease in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains (losses), decreased 2.17% to $26,858,000 for the first nine months of 2012 compared to $27,455,000 for the same period in 2011, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, decreased 5.00% to $20,063,000 from $21,120,000 for the same period in 2011.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $125,287,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011:

Net income increased to $5,878,000 for the nine months ended September 30, 2012 compared to $4,769,000 for the nine months ended September 30, 2011.  Basic and diluted earnings per share for September 30, 2012 were $0.59 and $0.58, respectively. Basic and diluted earnings per share for the same period in 2011 were $0.46. Annualized ROE was 6.91% for the nine months ended September 30, 2012 compared to 6.21% for the nine months ended September 30, 2011.  Annualized ROA for the nine months ended September 30, 2012 was 0.93% compared to 0.81% for the nine months ended September 30, 2011.

The increase in net income for the nine months ended September 30, 2012 compared to the same period in 2011 can be attributed to a decrease in interest expense, a decrease in non-interest expense and an increase in non-interest income, partially offset by a decrease in interest income and an increase in income tax expense. The increase in non-interest income is primarily due to increased net gains on sales and calls of investment securities and increased loan placement fees, partially offset by a decrease in service charges and a decrease in gain on sale of other real estate owned (OREO). Non-interest expenses decreased due to a decrease in salary and employee benefits expense, legal fees, regulatory assessments, advertising, and occupancy and equipment, partially offset by increases in audit and accounting fees and OREO related expenses.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$35,326	$70	0.26%	$73,148	$141	0.26%
Securities
Taxable securities	214,447	2,694	1.68%	137,466	3,307	3.21%
Non-taxable securities (1)	104,419	4,898	6.25%	72,310	3,821	7.05%
Total investment securities	318,866	7,592	3.17%	209,776	7,128	4.53%
Federal funds sold	575	1	0.30%	643	1	0.21%
Total securities and interest-earning deposits	354,767	7,663	2.88%	283,567	7,270	3.42%
Loans (2) (3)	398,459	18,248	6.12%	415,983	19,662	6.32%
Federal Home Loan Bank stock	3,441	11	0.43%	2,981	6	0.27%
Total interest-earning assets	756,667	$25,922	4.57%	702,531	$26,938	5.11%
Allowance for credit losses	(10,457)			(10,994)
Nonaccrual loans	10,631			15,523
Other real estate owned	1,227			266
Cash and due from banks	19,302			17,678
Bank premises and equipment	6,200			5,731
Other non-earning assets	58,907			55,659
Total average assets	$842,477			$786,394
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$175,279	$231	0.18%	$149,292	$291	0.26%
Money market accounts	176,991	313	0.24%	170,722	560	0.44%
Time certificates of deposit, under $100,000	56,959	357	0.84%	64,628	417	0.86%
Time certificates of deposit, $100,000 and over	91,326	406	0.59%	104,533	808	1.03%
Total interest-bearing deposits	500,555	1,307	0.35%	489,175	2,076	0.57%
Other borrowed funds	9,157	191	2.79%	10,639	216	2.71%
Total interest-bearing liabilities	509,712	$1,498	0.39%	499,814	$2,292	0.61%
Non-interest bearing demand deposits	210,143			176,018
Other liabilities	9,264			8,241
Shareholders’ equity	113,358			102,321
Total average liabilities and shareholders’ equity	$842,477			$786,394
Interest income and rate earned on average earning assets		$25,922	4.57%		$26,938	5.11%
Interest expense and interest cost related to average interest-bearing liabilities		1,498	0.39%		2,292	0.61%
Net interest income and net interest margin (4)		$24,424	4.30%		$24,646	4.68%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,665 and $1,299 in 2012 and 2011 respectively.

(2)	Loan interest income includes loan fees of $551 in 2012 and $314 in 2011

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $1,414,000 or 7.19% for the nine months ended September 30, 2012 compared to the same period in 2011.  Average total loans, including non-accrual loans, for the nine months ended September 30, 2012 decreased $22,416,000 or 5.19% to $409,090,000 compared to $431,506,000 for the same period in 2011.  The yield on average loans decreased 20 basis points to 6.12% for the nine months ended 2012 compared to 6.32% for the same period in 2011.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $27,000 in the first nine months of 2012 to $5,998,000 compared to $5,971,000, for the same period in 2011.  The yield on average investments decreased 54 basis points to 2.88% for the nine month period ended September 30, 2012 compared to 3.42% for the same period in 2011.  The increase of the balance of the investment portfolio at significantly reduced yields decreased net interest income and contributed to the decrease in net interest margin. Average total investments for the first nine months of 2012 increased $71,200,000 or 25.11% to $354,767,000 compared to $283,567,000 for the same period in 2011.  Income from investments represents 26.37% of net interest income for the first nine months of 2012 compared to 25.58% for the same period in 2011.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2012, we held $216,813,000 or 59.43% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.61%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized gain on the available-for-sale investment portfolio was $8,104,000 at September 30, 2012 and is reflected in the Company’s equity.  At September 30, 2012, the average life of the investment portfolio was 5.25 years and the fair value of the portfolio reflected a pre-tax gain of $13,771,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). For the nine months ended September 30, 2012 no OTTI was recorded. Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2012, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $19,612,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $13,122,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the nine months ended September 30, 2012 decreased $1,387,000 or 5.41% to $24,246,000 compared to $25,633,000 for the nine months ended September 30, 2011.  The decrease was due to the 54 basis point decrease in the yield on average interest earning assets.  The yield on interest earning assets decreased to 4.57% on a fully tax equivalent basis for the nine months ended September 30, 2012 from 5.11% for the nine months ended September 30, 2011, primarily due to the decrease in yields on investments.  Average interest earning assets increased to $756,667,000 for the nine months ended September 30, 2012 compared to $702,531,000 for the nine months ended September 30, 2011.  The $54,136,000 increase in average earning assets can be attributed to the $71,200,000 increase in average investments offset by a $17,524,000 decrease in average loans.

Interest expense on deposits for the nine months ended September 30, 2012 decreased $769,000 or 37.04% to $1,307,000 compared to $2,076,000 for the nine months ended September 30, 2011.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 22 basis points to 0.35% for the nine months ended September 30, 2012 from 0.57% in 2011 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 2.33% or $11,380,000 to $500,555,000 for the nine months ended September 30, 2012 compared to $489,175,000 for the same period ended September 30, 2011.

Average other borrowed funds decreased $1,482,000 or 13.93% to $9,157,000 with an effective rate of 2.79% for the nine months ended September 30, 2012 compared to $10,639,000 with an effective rate of 2.71% for the nine months ended September 30, 2011.  As a result, total interest expense on other borrowed funds decreased $25,000 to $191,000 for the nine months ended September 30, 2012 from $216,000 for the nine months ended September 30, 2011.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long-term borrowings.  The effective rate of the FHLB advances was 3.59% for the nine month periods ended September 30, 2012 and 2011.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities. Borrowings have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 2.06% and 1.85% at September 30, 2012 and 2011, respectively.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 22 basis points to 0.39% for the nine month period ended September 30, 2012 compared to 0.61% for 2011 while the cost of total deposits decreased to 0.25% for the nine month period ended September 30, 2012 compared to 0.42% for same period in 2011.  Average non-interest bearing demand deposits increased 19.39% to $210,143,000 in 2012 compared to $176,018,000 for 2011.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 29.57% in the nine month period of 2012 compared to 26.46% for the same period in 2011.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2012 decreased by $593,000 or 2.54% to $22,748,000 compared to $23,341,000 for the same period in 2011.  The decrease was due to the 54 basis point decrease in the average rate on earning assets partially offset by a 22 basis point decrease in the average interest rate on deposits. Average interest earning assets were $756,667,000 for the nine months ended September 30, 2012 with a net interest margin (fully tax equivalent basis) of 4.30% compared to $702,531,000 with a net interest margin (fully tax equivalent basis) of 4.68% for the nine months ended September 30, 2011.  The $54,136,000 increase in average earning assets can be attributed to the $71,200,000 increase in total investments partially offset by a $17,524,000 decrease in average loans.  Average interest bearing liabilities increased 1.98% to $509,712,000 for the nine months ended September 30, 2012 compared to $499,814,000 for the same period in 2011.

Provision for Credit Losses

We provide for probable incurred credit losses by a charge to operating income based upon the composition of the loan portfolio, delinquency levels, losses and nonperforming assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning bank asset is not warranted.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	September 30, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial and industrial	$1,755	17.9%	$1,924	18.3%
Agricultural land and production	923	10.4%	342	7.0%
Real estate:
Owner occupied	1,801	27.3%	1,578	26.4%
Real estate construction and other land loans	1,581	8.3%	2,954	7.7%
Commercial real estate	1,816	13.6%	2,043	14.6%
Agricultural real estate	652	7.4%	489	9.9%
Other real estate	156	2.0%	91	1.8%
Total real estate	6,006	58.6%	7,155	60.4%
Equity loans and lines of credit	1,136	11.1%	1,419	12.0%
Consumer and installment	375	2.0%	417	2.3%
Unallocated reserves	19		139
Total allowance for credit losses	$10,214		$11,396

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time. We assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

Additions to the allowance for credit losses in the first nine months of 2012 were $500,000 compared to $750,000 for the same period in 2011.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the nine months ended September 30, 2012, the Company had net charge offs totaling $1,682,000 compared to $733,000 for the same period in 2011.  The 2012 charge offs consisted primarily of one real estate loan. The charged off loans were previously identified and adequately reserved for as of December 31, 2011.

Nonperforming loans were $10,190,000 and $14,434,000 at September 30, 2012 and December 31, 2011, respectively, and $16,794,000 at September 30, 2011.  Nonperforming loans as a percentage of total loans were 2.55% at September 30, 2012 compared to 3.38% at December 31, 2011 and 3.94% at September 30, 2011.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 0.55% for the nine months ended September 30, 2012, and 0.23% for the same period in 2011.  The annual net charge off ratios for 2011, 2010, and 2009 were 0.16%, 0.66% and 1.56%, respectively.

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

As of September 30, 2012, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $22,248,000 for the nine months period ended September 30, 2012 and $22,591,000 for the same period in 2011.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, gains on sale of other real estate owned, gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $5,413,000 for the nine months ended September 30, 2012 compared to $4,940,000 for the same period in 2011.  The $473,000 or 9.57% increase in non-interest income was primarily due to a $1,038,000 increase in net realized gains on sales and calls of investment securities, and a $223,000 increase in loan placement fees, partially offset by a decrease in net gains on sale of other real estate owned of $596,000 and a decrease in customer service charges of $128,000.

During the nine months ended September 30, 2012, we realized a net gain on sales and calls of investment securities of $1,287,000 compared to $249,000 for the same period in 2011.  The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio. During the first nine months of 2012, we realized a recovery on sale of other real estate owned of $12,000 compared to $608,000 for the same period in 2011.  For the nine month period ended September 30, 2012, there were no other-than-temporary impairment write downs on investment securities.  See Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.

Customer service charges decreased $128,000 or 5.86% to $2,055,000 for the first nine months of 2012 compared to $2,183,000 for the same period in 2011, mainly due to a decrease in overdraft fee income.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $3,850,000 in FHLB stock.  We received dividends totaling $11,000 in the nine months ended September 30, 2012, compared to $6,000 for the same period in 2011.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, other real estate owned expense, and data processing are the major categories of non-interest expenses.  Non-interest expenses decreased $1,151,000 or 5.37% to $20,291,000 for the nine months ended September 30, 2012, compared to $21,442,000 for the nine months ended September 30, 2011.  The decrease in 2012 was primarily due to a decrease in regulatory assessment expense, occupancy and equipment expense, salaries and employee benefits expense, advertising expense, and legal expense, partially offset by an increase in audit and accounting fees and OREO expense.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income

(exclusive of realized gains on sales and calls of investments and OREO related gains and losses) was 74.70% for the first nine months of 2012 compared to 76.93% for the nine months ended September 30, 2011.  The improvement in the ratio resulted from a decrease in non-interest expense.

Salaries and employee benefits decreased $275,000 or 2.27% to $11,859,000 for the first nine months of 2012 compared to $12,134,000 for the nine months ended September 30, 2011.  Full time equivalents were 208 at September 30, 2012, compared to 211 at September 30, 2011.

Occupancy and equipment expense decreased $184,000 or 6.46% to $2,664,000 for the nine months ended September 30, 2012 compared to $2,848,000 for the nine months ended September 30, 2011.  Relocation of one branch resulted in lower rent expenses in 2012, as compared to the same period in 2011. Fully depreciated assets resulted in lower depreciation expenses in 2012, as compared to the same period in 2011. The Company made no changes in depreciation expense methodology.

Regulatory assessments decreased to $488,000 for the nine month period ended September 30, 2012 compared to $664,000 for the same period in 2011.  The FDIC finalized a new assessment system which took effect the third quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity, which had a favorable impact on the Company.

Total net OREO expenses were $78,000 for the nine months ended September 30, 2012 and $11,000 for the same period in 2011.  The increase in OREO expenses was primarily due to new OREO properties added in 2012.

Other categories of non-interest expenses decreased $181,000 or 5.22% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2012		2011
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
ATM/debit card expenses	$271	0.04%	$273	0.05%
License and maintenance contracts	261	0.04%	237	0.04%
Internet banking expense	199	0.03%	128	0.02%
Director fees and related expenses	161	0.03%	164	0.03%
Stationery/supplies	164	0.03%	192	0.03%
Telephone	135	0.02%	187	0.03%
Amortization of software	143	0.02%	172	0.03%
Consulting	119	0.02%	248	0.04%
Postage	138	0.02%	142	0.02%
Donations	120	0.02%	122	0.02%
Education/training	125	0.02%	116	0.02%
Operating losses	49	0.01%	104	0.02%
General insurance	90	0.01%	92	0.02%
Appraisal fees	50	0.01%	54	0.01%
Other	1,260	0.20%	1,235	0.21%
Total other non-interest expense	$3,285	0.52%	$3,466	0.59%

Provision for Income Taxes

Our effective income tax rate was 20.24% for the nine months ended September 30, 2012 compared to 21.68% for the nine months ended September 30, 2011. The Company reported an income tax provision of $1,492,000 for the nine months ended September 30, 2012, compared to $1,320,000 for the nine months ended September 30, 2011.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of September 30, 2012, the Company determined that the deferred tax valuation allowance in the amount of $114,000 for California capital loss carryforwards was appropriate.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $262,000 during the nine months ended September 30, 2012 and preferred stock dividends and accretion of the CPP issuance discount on the amount of $400,000 during the comparable period in 2011.

Net Income for the Third Quarter of 2012 Compared to the Third Quarter of 2011:

Net income was $2,456,000 for the quarter ended September 30, 2012 compared to $1,408,000 for the quarter ended September 30, 2011.  Basic and diluted earnings per share were $0.25 for the quarter ended September 30, 2012 compared to $0.13 for the same period in 2011.  Annualized ROE was 8.43% for the quarter ended September 30, 2012 compared to 5.34% for the quarter ended September 30, 2011.  Annualized ROA for the three months ended September 30, 2012 was 1.14% compared to 0.70% for the quarter ended September 30, 2011.

The increase in net income for the quarter ended September 30, 2012 compared to the same period in the prior year was due to increase in non-interest income and a decrease in non-interest expense, partially offset by a decrease in net interest income before provision for credit losses. No additional provision for credit losses was booked for the third quarter of 2012 compared to $400,000 for the third quarter of 2011, a decrease of $400,000.  Net interest income before the provision for credit losses decreased due to a decrease in the yield of average earning assets and a decrease in the average loan balances partially offset by a decrease in our cost of interest bearing liabilities and an increase in the average balance of investment securities. Non-interest income increased primarily due to an increase in gains on sales and calls of investment securities of $620,000 and an increase of $130,000 in loan placement fees. Other non-interest income for the quarter ended September 30, 2011 included a $75,000 gain from the sale of other real estate owned.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$51,441	$36	0.28%	$72,532	$46	0.25%
Securities
Taxable securities	212,813	741	1.39%	148,896	1,079	2.90%
Non-taxable securities (1)	111,478	1,694	6.08%	77,154	1,353	7.02%
Total investment securities	324,291	2,435	3.00%	226,050	2,432	4.30%
Federal funds sold	653	—	0.25%	610	—	0.25%
Total securities and interest-earning deposits	376,385	2,471	2.63%	299,192	2,478	3.31%
Loans (2) (3)	393,600	6,111	6.16%	420,392	6,640	6.27%
Federal Home Loan Bank stock	3,850	4	0.42%	2,907	1	0.14%
Total interest-earning assets	773,835	$8,586	4.44%	722,491	$9,119	5.05%
Allowance for credit losses	(10,200)			(11,024)
Non-accrual loans	10,111			14,593
Other real estate owned	570			128
Cash and due from banks	20,088			18,860
Bank premises and equipment	6,253			5,857
Other non-earning assets	59,882			56,690
Total average assets	$860,539			$807,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$177,704	$76	0.17%	$155,107	$89	0.23%
Money market accounts	181,807	90	0.20%	181,522	177	0.39%
Time certificates of deposit, under $100,000	44,491	107	0.95%	55,609	120	0.86%
Time certificates of deposit, $100,000 and over	92,913	98	0.42%	107,535	261	0.96%
Total interest-bearing deposits	496,915	371	0.30%	499,773	647	0.51%
Other borrowed funds	9,155	63	2.73%	9,155	61	2.64%
Total interest-bearing liabilities	506,070	$434	0.34%	508,928	$708	0.55%
Non-interest bearing demand deposits	222,974			184,948
Other liabilities	14,960			8,234
Shareholders’ equity	116,535			105,485
Total average liabilities and shareholders’ equity	$860,539			$807,595
Interest income and rate earned on average earning assets		$8,586	4.44%		$9,119	5.05%
Interest expense and interest cost related to average interest-bearing liabilities		434	0.34%		708	0.55%
Net interest income and net interest margin (4)		$8,152	4.21%		$8,411	4.66%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $576 and $461 in 2012 and 2011, respectively.

(2)	Loan interest income includes loan fees of $354 in 2012 and $115 in 2011

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $529,000 or 7.97% to $6,111,000 for the third quarter of 2012 compared to $6,640,000 for the same period in 2011.  Average total loans, including nonaccrual loans, for the third quarter of 2012 decreased $31,274,000 or 7.19% to $403,711,000 compared to $434,985,000 for the same period in 2011.  Yield on the loan portfolio was 6.16% and 6.27% for the third quarters ending September 30, 2012 and 2011, respectively.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 25.03% of net interest income for the third quarter of 2012 compared to 25.37% for the same quarter in 2011. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $122,000 in the third quarter of 2012 to $1,895,000 compared to $2,017,000, for the same period in 2011.  The decrease is attributed to lower yields on the portfolio.  The yield on average investments decreased 68 basis points to 2.63% on a fully tax equivalent basis for the third quarter of 2012 compared to 3.31% on a fully tax equivalent basis for the third quarter of 2011. We experienced a decrease in yield in our investment securities in 2012 due to purchases of debt securities with lower yields than those previously held in the portfolio.  In 2012, we experienced large pay downs and calls of higher yielding CMOs.  Average total investments for the third quarter of 2012 increased $77,193,000 or 25.80% to $376,385,000 compared to $299,192,000 for the third quarter of 2011.

Total interest income for the third quarter of 2012 decreased $651,000 or 7.52% to $8,006,000 compared to $8,657,000 for the third quarter ended September 30, 2011.  The decrease was due to the 61 basis point decrease in the tax equivalent yield on average interest earning assets and the decrease in average loans.  The yield on interest earning assets decreased to 4.44% on a fully tax equivalent basis for the third quarter ended September 30, 2012 from 5.05% on a fully tax equivalent basis for the third quarter ended September 30, 2011.  Average interest earning assets increased to $773,835,000 for the third quarter ended September 30, 2012 compared to $722,491,000 for the third quarter ended September 30, 2011.  The $51,344,000 increase in average earning assets can be attributed to the $77,193,000 increase in total investments offset by a $26,792,000 decrease in average loans.

Interest expense on deposits for the quarter ended September 30, 2012 decreased $276,000 or 42.66% to $371,000 compared to $647,000 for the quarter ended September 30, 2011.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 17 basis points to 0.20% for the quarter ended September 30, 2012 compared to 0.37% for the same period in 2011.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits decreased 0.57% or $2,858,000 comparing the third quarter of 2012 to the same period in 2011.  Average interest-bearing deposits were $496,915,000 for the quarter ended September 30, 2012, with an effective rate paid of 0.30%, compared to $499,773,000 for the same period in 2011, with an effective rate paid of 0.51%.

Average other borrowed funds totaled $9,155,000 for the quarters ended September 30, 2012 and 2011, with an effective rate of 2.73% for the quarter ended September 30, 2012 compared to 2.64% for the quarter ended September 30, 2011.  As a result, interest expense on borrowed funds increased $2,000 to $63,000 for the quarter ended September 30, 2012, from $61,000 for the quarter ended September 30, 2011.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 2.06% and 1.85% at September 30, 2012 and 2011, respectively.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities decreased 21 basis points to 0.34% for the quarter ended September 30, 2012 compared to 0.55% for the quarter ended September 30, 2011.  The decrease is due to the lower current interest rate environment as mentioned above.  The cost of total deposits decreased to 0.20% for the quarter ended September 30, 2012 compared to 0.37% for quarter ended September 30, 2011.  Average non-interest bearing demand deposits increased 20.56% to $222,974,000 in 2012 compared to $184,948,000 for 2011.  The ratio of average non-interest bearing demand deposits to average total deposits was 30.97% in the third quarter of 2012 compared to 27.01% for 2011.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2012, decreased $377,000 or 4.74% to $7,572,000 compared to $7,949,000 for the quarter ended September 30, 2011.  The decrease was due to the 45 basis point decrease in our net interest margin partially offset by an increase in average interest earning assets.  Average interest earning assets were $773,835,000 for the three months ended September 30, 2012, with a net interest margin (fully tax equivalent basis) of 4.21% compared to $722,491,000 with a net interest margin (fully tax equivalent basis) of 4.66% for the three months ended September 30, 2011.  The $51,344,000 increase in average earning assets can be attributed to the $77,193,000 increase in total investments offset by a $31,274,000 decrease in loans.  Average interest bearing liabilities decreased 0.56% to $506,070,000 for the three months ended September 30, 2012 compared to $508,928,000 for the same period in 2011.

Provision for Credit Losses

There were no additions to the allowance for credit losses in the third quarter of 2012 compared to $400,000 for the third quarter of 2011.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The annualized net charge-off (recoveries) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.07)% for the quarter ended September 30, 2012 compared to 0.37% for the quarter ended September 30, 2011.  During the three months ended September 30, 2012, the Company had net recoveries totaling $74,000 compared to net charge-offs of $404,000 for the same period in 2011.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and nonperforming loans.  Recoveries of previously charged off loan balances during the quarters ended September 30, 2012 and 2011 were $294,000 and $321,000, respectively.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $2,284,000 for the quarter ended September 30, 2012 compared to $1,595,000 for the same period ended September 30, 2011.  The $689,000 or 43.20% increase in non-interest income for the quarter ended September 30, 2012 was primarily due to an increase in net realized gains on sales and calls of investment securities and an increase in loan placement fees, partially offset by a decrease in service charge income. The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges decreased $45,000 or 6.12% to $690,000 for the third quarter of 2012 compared to $735,000 for the same period in 2011, due primarily to a decrease in overdraft fee income.  Other income increased $51,000 or 12.32% to $465,000 for the third quarter of 2012 compared to $414,000 for the same period in 2011.

Non-Interest Expenses

Salaries and employee benefits, occupancy, regulatory assessments, data processing, professional services, and other real estate owned expenses are the major categories of non-interest expenses.  Non-interest expenses decreased $567,000 or 7.85% to $6,655,000 for the quarter ended September 30, 2012 compared to $7,222,000 for the same period in 2011.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), improved to 74.70% for the third quarter of 2012 compared to 76.93% for the third quarter of 2011.

Salaries and employee benefits decreased $285,000 or 7.02% to $3,773,000 for the third quarter of 2012 compared to $4,058,000 for the third quarter of 2011.  The decrease in salaries and employee benefits for the third quarter of 2012 can be attributed to a decrease in the number of full-time equivalent employees.

Regulatory assessments decreased $18,000 or 9.94% to $163,000 for the third quarter of 2012 compared to $181,000 for the third quarter of 2011.

The net OREO expenses decreased $3,000 comparing the two periods.

Provision for Income Taxes

The effective income tax rate was 23.27% for the third quarter of 2012 compared to 26.74% for the same period in 2011.  Provision for income taxes totaled $745,000 and $514,000 for the quarters ended September 30, 2012 and 2011, respectively.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $87,000 during the third quarter of 2012 and preferred stock dividends and accretion of the CPP issuance discount in the amount of $202,000 during the comparable period in 2011.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2012 compared to December 31, 2011.

Total assets were $887,737,000 as of September 30, 2012, compared to $849,023,000 as of December 31, 2011, an increase of 4.56% or $38,714,000.  Total gross loans were $399,136,000 as of September 30, 2012, compared to $427,395,000 as of December 31, 2011, a decrease of $28,259,000 or 6.61%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 18.88% or $66,795,000 to $420,603,000.  Total deposits increased 3.41% or $24,300,000 to $737,286,000 as of September 30, 2012, compared to $712,986,000 as of December 31, 2011.  Shareholders’ equity increased $10,004,000 or 9.31% to $117,486,000 as of September 30, 2012, compared to $107,482,000 as of December 31, 2011, due to net income included in retained earnings, an increase in other comprehensive income, and issuance of common stock from the exercise of stock options.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2012, investment securities with a fair value of $91,534,000, or 25.09% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at September 30, 2012 was 54.14% compared to 59.94% at December 31, 2011.  The loan to deposit ratio of our peers was 71.85% at June 30, 2012.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 18.88% or $66,795,000 to $420,603,000 at September 30, 2012, from

$353,808,000 at December 31, 2011.  The market value of the portfolio reflected an unrealized gain of $13,771,000 at September 30, 2012, compared to $7,008,000 at December 31, 2011.

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

Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2012 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in May 2012 to provide independent valuation and OTTI analysis on certain private label residential mortgage backed securities (PLRMBS).

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of September 30, 2012.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

The unrealized losses associated with PLRMBS are primarily driven by projected collateral losses, credit spreads, and changes in interest rates.  The Company assesses for credit impairment using a discounted cash flow model.  The key assumptions include default rates, severities, discount rates and prepayment rates.  Losses are estimated by forecasting the performance of the underlying mortgage loans for each security.  The forecasted loan performance is used to project cash flows to the various tranches in the structure.  Based upon management’s assessment of the expected credit losses of these securities given the performance of the underlying collateral compared with our credit enhancement (which occurs as a result of credit loss protection provided by subordinated tranches), the Company expects to recover the entire amortized cost basis of these securities, with the exception of certain securities for which OTTI was previously recorded.

At September 30, 2012, the Company held one U.S. Government agency security which was not in a loss position.

At September 30, 2012, the Company held 181 obligations of states and political subdivision securities of which five were in a loss position for less than 12 months and none were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the Company held 194 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 38 were in a loss position for less than 12 months and 20 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the Company had a total of 23 PLRMBS with a remaining principal balance of $6,728,000 and a net unrealized loss of approximately $50,000.  Six of these securities account for the $311,000 of unrealized loss at September 30, 2012 offset by 17 of these securities with gains totaling $261,000.  Seven of these PLRMBS with a remaining principal balance of $5,177,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the nine month period ended September 30, 2012. During the first quarter of 2011, the Company recorded an OTTI charge of $31,000 related to one mutual fund investment security.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $28,259,000 or 6.61% to $399,136,000 as of September 30, 2012, compared to $427,395,000 as of December 31, 2011.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	September 30, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial:
Commercial and industrial	$71,439	17.9%	$78,089	18.3%
Agricultural land and production	41,638	10.4%	29,958	7.0%
Total commercial	113,077	28.3%	108,047	25.3%
Real estate:
Owner occupied	109,231	27.3%	113,183	26.4%
Real estate construction and other land loans	33,234	8.3%	33,047	7.7%
Commercial real estate	54,146	13.6%	62,523	14.6%
Agricultural real estate	29,408	7.4%	42,596	9.9%
Other real estate	8,166	2.0%	7,892	1.8%
Total real estate	234,185	58.6%	259,241	60.4%
Consumer:
Equity loans and lines of credit	44,335	11.1%	51,106	12.0%
Consumer and installment	8,125	2.0%	9,765	2.3%
Total consumer	52,460	13.1%	60,871	14.3%
Deferred loan fees, net	(586)		(764)
Total gross loans	399,136	100.0%	427,395	100.0%
Allowance for credit losses	(10,214)		(11,396)
Total loans	$388,922		$415,999

As of September 30, 2012, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 98% of total loans of which 28.3% were commercial and 69.7% were real-estate-related.  This level of concentration is consistent with 97.7% at December 31, 2011.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at September 30, 2012 or December 31, 2011.

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

At September 30, 2012, total nonperforming assets totaled $10,190,000, or 1.15% of total assets, compared to $14,434,000, or 1.70% of total assets at December 31, 2011.  Total nonperforming assets at September 30, 2012, included nonaccrual loans totaling $10,190,000 and no OREO or repossessed assets. Nonperforming assets at December 31, 2011 consisted of $14,434,000 in nonaccrual loans and no OREO or repossessed assets. At September 30, 2012, we had seven loans considered troubled debt restructurings (“TDRs”) totaling $9,441,000 which are included in nonaccrual loans compared to six TDRs totaling $10,601,000 at December 31, 2011. We have no outstanding commitments to lend additional funds to any of these borrowers.

A summary of nonperforming loans at September 30, 2012 and December 31, 2011 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2012 or December 31, 2011.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(Dollars in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans
Commercial and industrial	$—	$267
Owner occupied	510	353
Commercial real estate	—	2,434
Equity loans and lines of credit	239	705
Consumer and installment	—	74
Troubled debt restructured loans (non-accruing)
Owner occupied	1,386	1,019
Real estate construction and other land loans	6,428	6,823
Commercial real estate	—	1,110
Equity loans and lines of credit	1,627	1,649
Total non-accrual	10,190	14,434
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$10,190	$14,434
Nonperforming loans to total loans	2.55%	3.38%
Ratio of nonperforming loans to allowance for credit losses	99.77%	126.66%
Loans considered to be impaired	$17,784	$23,644
Related allowance for credit losses on impaired loans	$965	$4,368

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2012 and December 31, 2011, we had impaired loans totaling $17,784,000 and $23,644,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first three quarters of 2012.

(In thousands)	Balance, December 31, 2011	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, September 30, 2012
Non-accrual loans:
Commercial and industrial	$267	$4	$(32)	$(155)	$—	$(84)	$—
Real estate	2,787	294	(15)	(2,175)	—	(381)	510
Equity loans and lines of credit	705	79	(470)	—	—	(75)	239
Consumer	74	73	(4)	—	—	(143)	—
Restructured loans (non-accruing):
Real estate	2,129	425	(58)	(7)	—	(1,103)	1,386
Real estate construction and other land loans	6,823	—	(395)	—	—	—	6,428
Equity loans and lines of credit	1,649	75	(97)	—	—	—	1,627
Total non-accrual	$14,434	$950	$(1,071)	$(2,337)	$—	$(1,786)	$10,190

The following table provides a summary of the change in the OREO balance for the nine months ended September 30, 2012:

Balance,
(In thousands)	September 30, 2012
Balance, December 31, 2011	$—
Additions	2,337
Dispositions	(2,349)
Write-downs	—
Net gain on disposition	12
Balance, September 30, 2012	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs.  We had no OREO properties at September 30, 2012 and December 31, 2011.

Allowance for Credit Losses

We have established a methodology for the determination of provisions for credit losses made up of general and specific allocations.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans.  We utilize actual loss history as a starting point for the general reserve beginning with January 1, 2009. We believe this period is an appropriate look back period given the significant charge-offs incurred during this credit cycle. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance (general reserve) and a specific allowance for identified impaired loans.

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

The allowance for credit losses is maintained to cover probable incurred losses inherent in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit Committee.  They delegate the authority to the Chief Credit Administrator (CCA) to determine the loss reserve ratio for each type of asset and to review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

The allowance for credit losses is an estimate of the probable incurred losses in our loan and lease portfolio.  The allowance is based on principles of accounting: (1) ASC 450-20 which requires losses to be accrued for on loans when they are probable of occurring and can be reasonably estimated and (2) ASC 310-10 which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2011
Balance, beginning of period	$11,396	$11,014	$11,014
Provision charged to operations	500	1,050	750
Losses charged to allowance	(2,401)	(1,532)	(1,466)
Recoveries	719	864	733
Balance, end of period	$10,214	$11,396	$11,031
Allowance for credit losses to total loans at end of period	2.56%	2.67%	2.59%

As of September 30, 2012, the balance in the allowance for credit losses was $10,214,000 compared to $11,396,000 as of December 31, 2011.  The decrease was due to net charge offs during the nine months ended September 30, 2012 being greater than the amount of the provision for credit losses.  Net charge offs totaled $1,682,000 while the provision for credit losses was $500,000. Loans charged off in 2012 were fully reserved at December 31, 2011. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $142,504,000 as of September 30, 2012, compared to $129,005,000 as of December 31, 2011.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of September 30, 2012, the allowance for credit losses was 2.56% of total gross loans compared to 2.67% as of December 31, 2011.  During the nine months ended September 30, 2012, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  During the period ended September 30, 2012, the Company enhanced the process for estimating the allowance for credit losses related to impaired loans through inclusion of the use of the net present value method on certain credits where sufficient payment history exists and future payments can be reasonably projected based on a global borrower cash flow analysis in addition to collateral dependent analysis.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. In 2011, enhanced methodology enabled us to assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $10,190,000 as of September 30, 2012, and $14,434,000 as of December 31, 2011.  The allowance for credit losses as a percentage of nonperforming loans was 100.24% and 78.95% as of September 30, 2012 and December 31, 2011, respectively.  Management believes the allowance at September 30, 2012 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2012, was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

In 2011, ASU 2011-08 was issued that provided additional guidance on the determination of whether an impairment of goodwill has occurred, including the introduction of a qualitative review of factors that might indicate that a goodwill impairment has occurred.  Management performed our annual impairment test in the third quarter of 2012 utilizing the qualitative factors cited in the ASU.  Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service

1st in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at September 30, 2012 was $633,000, net of $2,267,000 in accumulated amortization expense.  The carrying value at December 31, 2011 was $783,000, net of $2,117,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of of 2012.  Amortization expense recognized was $150,000 and $311,000 for the nine month periods ended September 30, 2012 and 2011. The core deposit intangible for the 2005 acquisition of Bank of Madera County was fully amortized as of December 31, 2011.

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

Total deposits increased $24,300,000 or 3.41% to $737,286,000 as of September 30, 2012, compared to $712,986,000 as of December 31, 2011.  Interest-bearing deposits increased $3,236,000 or 0.64% to $508,197,000 as of September 30, 2012, compared to $504,961,000 as of December 31, 2011.  Non-interest bearing deposits increased $21,064,000 or 10.13% to $229,089,000 as of September 30, 2012, compared to $208,025,000 as of December 31, 2011.  Average non-interest bearing deposits to average total deposits was 29.57% for the nine months ended September 30, 2012 compared to 26.46% for the same period in 2011.

The composition of the deposits and average interest rates paid at September 30, 2012 and December 31, 2011 is summarized in the table below.

(Dollars in thousands)	September 30, 2012	% of Total Deposits	Effective Rate	December 31, 2011	% of Total Deposits	Effective Rate
NOW accounts	$146,413	19.8%	0.19%	$140,268	19.6%	0.26%
MMA accounts	182,602	24.8%	0.24%	181,731	25.5%	0.40%
Time deposits	142,944	19.4%	0.69%	151,695	21.3%	0.96%
Savings deposits	36,238	4.9%	0.10%	31,267	4.4%	0.16%
Total interest-bearing	508,197	68.9%	0.35%	504,961	70.8%	0.54%
Non-interest bearing	229,089	31.1%		208,025	29.2%
Total deposits	$737,286	100.0%		$712,986	100.0%

Other Borrowings

There were $4,000,000 short term borrowings as of September 30, 2012, compared to none as of December 31, 2011.

Short-term borrowings of $4,000,000 at September 30, 2012 represent FHLB advances with a weighted average interest of 3.59% and weighted average maturity of 0.3 years.

Long-term FHLB borrowings at December 31, 2011 were $4,000,000. There were no long-term FHLB borrowings outstanding at September 30, 2012.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2012, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 2.06% and 1.85% at September 30, 2012 and 2011, respectively. Interest expense recognized by the Company for the nine months ended September 30, 2012 and 2011 was $82,000 and $73,000, respectively.

Capital

Our shareholders’ equity was $117,486,000 as of September 30, 2012, compared to $107,482,000 as of December 31, 2011.  The increase in shareholders’ equity is the result of retained earnings increase of $5,616,000 for the nine months ended September 30, 2012, an increase in other comprehensive income net of tax of $3,980,000, and proceeds from the exercise of employee stock options, including the related tax benefit, of $386,000 offset by the repurchases of the Company's common stock of $61,000.

On August 15, 2012, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company's common stock. Under the program, the Company may repurchase up to five percent of the Company's outstanding shares of common stock, or approximately 479,850 shares based on the shares outstanding as of August 15, 2012, for the period beginning on August 15, 2012, and ending February 15, 2013.

During 2012, the Bank declared and paid cash dividends to the Company of $2,500,000, in connection with stock repurchase agreements approved by the Company’s Board of Directors. The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$90,172	10.78%	$82,571	10.13%
Minimum regulatory requirement	$33,453	4.00%	$32,612	4.00%
Central Valley Community Bank	$86,494	10.35%	$81,599	10.01%
Minimum requirement for “Well-Capitalized” institution	$41,775	5.00%	$40,743	5.00%
Minimum regulatory requirement	$33,420	4.00%	$32,594	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$90,172	18.27%	$82,571	16.20%
Minimum regulatory requirement	$19,739	4.00%	$20,383	4.00%
Central Valley Community Bank	$86,494	17.56%	$81,599	16.02%
Minimum requirement for “Well-Capitalized” institution	$29,558	6.00%	$30,554	6.00%
Minimum regulatory requirement	$19,705	4.00%	$20,369	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$96,591	19.57%	$89,136	17.49%
Minimum regulatory requirement	$39,479	8.00%	$40,767	8.00%
Central Valley Community Bank	$92,902	18.86%	$88,159	17.31%
Minimum requirement for “Well-Capitalized” institution	$49,263	10.00%	$50,923	10.00%
Minimum regulatory requirement	$39,410	8.00%	$40,738	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  No disallowed deferred tax assets were deducted from Tier 1 capital at September 30, 2012, compared to

$1,427,000 at December 31, 2011.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2012, the Company had unpledged securities totaling $273,274,000 available as a secondary source of liquidity and total cash and cash equivalents of $76,919,000.  Cash and cash equivalents at September 30, 2012 increased 71.68% compared to December 31, 2011.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2012, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $121,287,000 in unused FHLB advances and a $129,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2012, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2012 and December 31, 2011:

Credit Lines (In thousands)	September 30, 2012	December 31, 2011
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$44,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$125,287	$125,122
Balance outstanding	$4,000	$4,000
Collateral pledged	$103,346	$112,926
Fair value of collateral	$103,709	$114,214
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$129	$551
Balance outstanding	$—	$—
Collateral pledged	$116	$542
Fair value of collateral	$131	$562

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the quarter ended September 30, 2012 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan (in thousands)
08/1/2012 - 08/31/2012	—		—	$3,599
09/1/2012 - 09/30/2012	7,500	$8.20	7,500	$3,537
Total	7,500	$8.20	7,500

(1) The Company approved a stock repurchase program effective August 15, 2012 and ending February 15, 2013 with the intent to purchase up to five percent of the Company’s outstanding shares of common stock, or approximately 479,850. During the quarter ended September 30, 2012, the Company repurchased and retired a total of 7,500 shares at an approximate cost of $61,000.
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

Central Valley Community Bancorp

Date: November 9, 2012	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: November 9, 2012	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.