Form 10-K
period 2012-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2013-03-20
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44,885,000 based on the price at which the stock was last sold on June 30, 2012.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 18, 2013
[Common Stock, No par value per share]	9,559,066	shares
 DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2013 (Proxy Statement)	Part III

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
Copies of the annual report on Form 10-K for the year ended December 31, 2012 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720.
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
At December 31, 2012, we had one banking subsidiary, the Bank.  Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California.  We serve Fresno County, Madera County, Sacramento County, San Joaquin County, Merced County, and Stanislaus County and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2012, we had consolidated total assets of approximately $890,228,000.  See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and Financial Statements.
After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank (S1 Bank) was merged with and into the Bank.  S1 Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the Preferred Shares) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock) originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction.
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

The Preferred Shares qualify as Tier 1 capital and pay non-cumulative dividends at an initial rate of 5% per annum.  The dividend rate may vary, but not exceed 5%, with any reductions in interest rate to be calculated by reference to increases over a baseline amount in the Company’s small business lending activities. The Preferred Shares may be redeemed by the Company, or by Treasury in the event that it is statutorily prevented from continuing to hold the Preferred Shares.
The Preferred Shares are non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Preferred Shares, (ii) any amendment to the rights of the Preferred Shares or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Shares.
If dividends on the Preferred Shares are not paid in full for six dividend periods, whether or not consecutive, the holders of the Preferred Shares will have the right to elect 2 directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The Company has paid all scheduled dividend payments as of December 31, 2012.
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
In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock. In August 2011, the Company agreed to exchange 258,862 shares of the Company’s non-voting common stock for 258,862 shares of the Company’s voting common stock.
On August 15, 2012, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock. Under the program, the Company was to repurchase up to five percent of the Company’s outstanding shares of common stock, or approximately 479,850 shares based on the shares outstanding as of August 15, 2012, for the period beginning on August 15, 2012, and ending February 15, 2013. During 2012, the Company repurchased and retired a total of 58,100 shares at an average price of $8.41 for a total cost of $488,000. The stock repurchase program was suspended after the Company entered into the Merger Agreement with Visalia Community Bank on December 19, 2012. The Company had no stock repurchase plans in place during 2011or 2010.
On December 19, 2012, Central Valley Community Bancorp and Visalia Community Bank, headquartered in Visalia, California, entered into a Reorganization Agreement and Plan of Merger (the Merger Agreement). Under the terms of the agreement, Visalia Community Bank with four branches in Visalia and one branch in Exeter, will merge with Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank (the Merger). The transaction is subject to customary closing conditions, including regulatory approvals and approval by Visalia Community Bank’s shareholders. The Central Valley Community Bancorp and Visalia Community Bank boards of directors have unanimously approved the transaction, which is expected to close in the second quarter of 2013.
As of March 1, 2013, we had a total of 232 employees and 202 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System
The Bank operates 17 full-service banking offices in Clovis, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, and Tracy.  The Oakhurst and Madera branches were added through the Bank of Madera County merger in 2005.  The Tracy, Stockton and Lodi offices were added through the merger with Service 1st Bank in November of 2008.  The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno and Madera counties increased to 4.81% in 2012 compared to 4.55% in 2011 based on FDIC deposit market share information published as of June 30, 2012.
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
The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2012, we had total loans of $395,318,000.  Total commercial and industrial loans outstanding were $77,956,000, total agricultural land and production loans outstanding were $26,599,000, total real estate construction and other land loans outstanding were $33,199,000; total other real estate loans outstanding were $204,739,000, total equity loans and lines of credit were $42,932,000 and total consumer installment loans outstanding were $10,346,000.  We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2012 approximately 71.0% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 26.4% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, real estate and consumer loans.  In addition, our business activities currently are mainly concentrated in Fresno, Madera and San Joaquin County, California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.
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
In Fresno and Madera Counties, in addition to our 12 full-service branch locations, serving the Bank’s primary service areas, as of December 31, 2012 there were 161 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2012 FDIC Summary of Deposits report indicated the Company had 4.60% of the total deposits held by all depositories in Fresno County and 7.09% in Madera County.  In San Joaquin County, in addition to our three full service branch locations acquired from Service 1st, as of December 31, 2012 there were 114 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2012 report indicated the Company had 1.72% of total deposits held by all depositories in San Joaquin County.  In Sacramento County, in addition to our one branch, as of December 31, 2012 there were 232 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 96 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which we do not offer directly but which we usually can offer indirectly through correspondent institutions.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2012, the Bank’s legal lending limits to individual customers were $14,127,000 for unsecured loans and $23,545,000 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes, and may in the future make, such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.
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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2012, 2011, and 2010 and an analysis of interest rates and the interest rate differential for the years then ended.  Table B sets forth the changes in interest income and interest expense in 2012 and 2011 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2012, 2011, and 2010 and the book value, maturities and weighted average yield of investment securities at December 31, 2012 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2012, 2011, 2010, 2009, and 2008, is summarized in Table D. Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2012 are summarized in Table E. Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 2012, 2011, 2010 2009, and 2008. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on nonaccrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.
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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2012, 2011, and 2010. Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2012.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2012, 2011, and 2010.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2012, 2011, and 2010. The average balances reflect daily averages except nonaccrual loans, which were computed using quarterly averages.

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$36,836	$108	0.29%	$73,016	$187	0.26%	$42,047	$110	0.26%
Securities:
Taxable securities	218,325	3,289	1.51%	150,559	4,548	3.02%	124,163	5,472	4.41%
Non-taxable securities (1)	113,039	6,830	6.04%	75,665	5,248	6.94%	64,838	4,605	7.10%
Total investment securities	331,364	10,119	3.05%	226,224	9,796	4.33%	189,001	10,077	5.33%
Federal funds sold	618	2	0.30%	695	2	0.29%	713	2	0.28%
Total securities and interest-earning deposits	368,818	10,229	2.77%	299,935	9,985	3.33%	231,761	10,189	4.40%
Loans (2)(3)	394,575	23,913	6.06%	412,969	26,098	6.32%	437,959	27,390	6.25%
Federal Home Loan Bank stock	3,544	36	1.02%	2,958	9	0.30%	3,084	11	0.36%
Total interest-earning assets (1)	766,937	$34,178	4.46%	715,862	$36,092	5.04%	672,804	$37,590	5.59%
Allowance for credit losses	(10,365)			(11,018)			(10,922)
Nonaccrual loans	10,465			15,322			17,381
Other real estate owned	919			217			2,972
Cash and due from banks	19,525			17,977			16,479
Bank premises and equipment	6,217			5,788			6,089
Other non-earning assets	59,380			56,030			54,049
Total average assets	$853,078			$800,178			$758,852

	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$177,205	$302	0.17%	$154,765	$368	0.24%	$142,350	$498	0.35%
Money market accounts (MMA)	178,734	392	0.22%	174,049	692	0.40%	157,761	1,036	0.66%
Time certificates of deposit, under $100,000	59,838	466	0.78%	70,111	688	0.98%	69,066	866	1.25%
Time certificates of deposit, $100,000 and over	86,295	470	0.54%	96,620	914	0.95%	114,043	1,313	1.15%
Total interest-bearing deposits	502,072	1,630	0.32%	495,545	2,662	0.54%	483,220	3,713	0.77%
Other borrowed funds	9,156	253	2.76%	10,265	280	2.73%	19,634	570	2.90%
Total interest-bearing liabilities	511,228	$1,883	0.37%	505,810	$2,942	0.58%	502,854	$4,283	0.85%
Non-interest bearing demand deposits	217,529			182,244			152,946
Other liabilities	9,760			8,738			6,878
Shareholders’ equity	114,561			103,386			96,174
Total average liabilities and shareholders’ equity	$853,078			$800,178			$758,852
Interest income and rate earned on average earning assets (1)		$34,178	4.46%		$36,092	5.04%		$37,590	5.59%
Interest expense and interest cost related to average interest-bearing liabilities		1,883	0.37%		2,942	0.58%		4,283	0.85%
Net interest income and net interest margin (4)		$32,295	4.21%		$33,150	4.63%		$33,307	4.95%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $2,322, $1,784 and $1,566 in 2012, 2011 and 2010, respectively.

(2)	Loan interest income includes loan fees of $646 in 2012, $399 in 2011, and $460 in 2010.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Years Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(111)	$32	$(79)	$80	$(3)	$77
Investment securities:
Taxable	11,056	(12,315)	(1,259)	1,926	(2,850)	(924)
Non-taxable (1)	2,141	(559)	1,582	746	(103)	643
Total investment securities	13,197	(12,874)	323	2,672	(2,953)	(281)
Loans	(1,389)	(796)	(2,185)	(1,654)	362	(1,292)
FHLB Stock	2	25	27	—	(2)	(2)
Total earning assets (1)	11,699	(13,613)	(1,914)	1,098	(2,596)	(1,498)
Interest expense:
Deposits:
Savings, NOW and MMA	97	(463)	(366)	167	(641)	(474)
Certificates of deposit under $100,000	(92)	(130)	(222)	13	(191)	(178)
Certificates of deposit $100,000 and over	(89)	(355)	(444)	(184)	(215)	(399)
Total interest-bearing deposits	(84)	(948)	(1,032)	(4)	(1,047)	(1,051)
Other borrowed funds	(31)	4	(27)	(336)	46	(290)
Total interest bearing liabilities	(115)	(944)	(1,059)	(340)	(1,001)	(1,341)
Net interest income (1)	$11,814	$(12,669)	$(855)	$1,438	$(1,595)	$(157)

(1)	Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The book value of investment securities at December 31, 2012, 2011, and 2010 is set forth in the following table.  At December 31, 2012, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available-for-Sale	Book Value at December 31,
(In thousands)	2012	2011	2010
U.S. Government agencies	$9,443	$149	$190
Obligations of states and political subdivisions	151,312	101,030	74,598
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	206,465	204,222	88,105
Private label residential mortgage backed securities	6,258	8,408	18,661
Corporate debt securities	—	—	500
Other equity securities	7,596	7,596	7,628
Total Available-for-Sale Securities	$381,074	$321,405	$189,682

The book value, maturities and weighted average yield of investment securities at December 31, 2012 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(2)
U.S. Government agencies	$—	—	$—	—	$—	—	$9,443	4.06%	$9,443	4.06%
Obligations of states and political subdivisions	150	5.25%	10,355	4.36%	20,256	4.46%	120,551	4.33%	151,312	4.35%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	6	5.56%	242	6.00%	14,803	4.59%	191,414	4.90%	206,465	4.88%
Private label residential mortgage backed securities	—	—	—	—	916	4.75%	5,342	5.66%	6,258	5.53%
Other equity securities	7,596	3.14%	—	—	—	—	—	—	7,596	3.14%
	$7,752	3.18%	$10,597	4.40%	$35,975	4.52%	$326,750	4.68%	$381,074	4.62%

(1)	Not computed on a tax equivalent basis.

(2)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2012, 2011, 2010, 2009, and 2008 is summarized in the table below.

(In thousands)	2012	2011	2010	2009	2008
Commercial:
Commercial and industrial	$77,956	$78,089	$81,318	$93,282	$109,664
Agricultural land and production	26,599	29,958	20,604	13,903	20,406
Total commercial	104,555	108,047	101,922	107,185	130,070
Real estate:
Owner occupied	114,444	113,183	111,888	106,606	113,414
Real estate construction and other land loans	33,199	33,047	32,038	51,633	57,923
Commercial real estate	53,797	62,523	63,627	71,420	64,358
Agricultural real estate	28,400	42,596	44,397	38,759	32,136
Other real estate	8,098	7,892	8,103	4,610	2,926
Total real estate	237,938	259,241	260,053	273,028	270,757
Consumer:
Equity loans and lines of credit	42,932	51,106	58,860	65,353	63,828
Consumer and installment	10,346	9,765	11,261	14,033	19,801
Total consumer	53,278	60,871	70,121	79,386	83,629
Deferred loan fees, net	(453)	(764)	(499)	(392)	(218)
Total gross loans	395,318	427,395	431,597	459,207	484,238
Allowance for credit losses	(10,133)	(11,396)	(11,014)	(10,200)	(7,223)
Total (1)	$385,185	$415,999	$420,583	$449,007	$477,015

	2012	2011	2010	2009	2008
(1) Includes nonaccrual loans of:	$9,695	$14,434	$18,561	$18,959	$15,750

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2012.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$64,748	$29,924	$9,883	$104,555
Real estate construction and other land loans	13,703	15,025	4,471	33,199
Other real estate	7,925	25,097	171,717	204,739
Consumer and installment	9,032	11,751	32,495	53,278
	$95,408	$81,797	$218,566	$395,771
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$20,936	$42,559	$30,192	$93,687
Loans with floating interest rates	74,472	39,238	188,374	302,084
	$95,408	$81,797	$218,566	$395,771

Table F

COMPOSITION OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of nonaccrual, restructured and past due loans at December 31, 2012, 2011, 2010, 2009, and 2008 is set forth below:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual	$450	$3,833	$7,906	$14,391	$14,047
Restructured nonaccrual loans	9,245	10,601	10,655	4,568	1,703
	$9,695	$14,434	$18,561	$18,959	$15,750
Accruing loans past due 90 days or more	—	—	—	—	—
Accruing troubled debt restructurings	7,410	9,210	—	—	—
Nonaccrual loans to total loans	2.45%	3.38%	4.30%	4.13%	3.25%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans.  Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.
Loans are placed on nonaccrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due.  Loans in the nonaccrual category are treated as nonaccrual loans even though we may ultimately recover all or a portion of the interest due.  These loans return to accrual status when the loan becomes contractually current, future collectibility of amounts due is reasonably assured, and a minimum of six months of satisfactory principal repayment performance has occurred.  As of December 31, 2012, nonaccrual loans totaled $9,695,000 and interest foregone on nonaccrual loans totaled $693,000 for the year then ended.  As of December 31, 2011, we had nonaccrual loans totaling $14,434,000 and interest foregone on nonaccrual loans totaled $954,000 for the year then ended.  As of December 31, 2010, we had nonaccrual loans totaling $18,561,000 and interest foregone on nonaccrual loans totaled $1,228,000 for the year then ended.  We had nonaccrual loans totaling $18,959,000 at December 31, 2009 and interest foregone on nonaccrual loans totaled $852,000 for the year then ended.  As of December 31, 2008, we had nonaccrual loans totaling $15,750,000 and interest foregone on nonaccrual loans totaled $371,000 for the year then ended.  See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

Included in nonaccrual loans at December 31, 2012 were seven loans totaling $9,245,000 that were considered troubled debt restructurings (TDRs).  None of these TDR loans were in default at December 31, 2012. There are no outstanding commitments to lend additional funds to any of these borrowers.  Included in nonaccrual loans at December 31, 2011 were six loans that totaled $10,601,000 that were considered to be TDRs at December 31, 2011. The Company had twelve loans at December 31, 2010 totaling $10,655,000 that were considered to be TDRs. As of December 31, 2009, the Company had seven loans totaling $4,568,000 that were on nonaccrual and considered TDR.  At December 31, 2008, the Company had two loans totaling $1,703,000 that were on nonaccrual and considered TDR. See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when a reasonable doubt exists as to the collectibility of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $693,000 for the year ended December 31, 2012 of which $669,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans was $954,000 and $1,228,000 for 2011 and 2010, respectively of which $769,000 and $376,000 was attributable to troubled debt restructurings, respectively.
Other than as discussed above, as of December 31, 2012, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

(Dollars in thousands)	2012	2011	2010	2009	2008
Loans outstanding at December 31,	$395,771	$428,159	$432,096	$459,599	$484,456
Average loans outstanding during the year	$405,040	$428,291	$455,340	$482,458	$367,009
Allowance for credit losses:
Balance at beginning of year	$11,396	$11,014	$10,200	$7,223	$3,887
Deduct loans charged-off:
Commercial and industrial	(123)	(280)	(1,938)	(1,383)	(175)
Owner occupied	(217)	—	(218)	(1,160)	—
Real estate construction and other land loans	(319)	(286)	(823)	(569)	—
Commercial real estate	(1,430)	(26)	(11)	(1,588)	—
Other real estate	—	—	(453)	(2,450)	(393)
Consumer loans	(761)	(940)	(679)	(776)	(283)
Total loans charged-off	(2,850)	(1,532)	(4,122)	(7,926)	(851)
Add recoveries of loans previously charged off:
Commercial and industrial	515	286	429	45	22
Owner occupied	45	—	258	20	—
Real estate construction and other land loans	—	52	42	55	—
Commercial real estate	—	176	—	5	—
Other real estate	—	—	81	201	22
Consumer loans	327	350	326	63	67
Total recoveries	887	864	1,136	389	111
Net charge-offs	(1,963)	(668)	(2,986)	(7,537)	(740)
Allowance acquired in mergers	—	—	—	—	2,786
Add provision charged to operating expense	700	1,050	3,800	10,514	1,290
Balance at end of year	$10,133	$11,396	$11,014	$10,200	$7,223
Allowance for credit losses as a percentage of outstanding loan balance	2.56%	2.66%	2.55%	2.22%	1.49%
Net charge-offs to average loans outstanding	(0.48)%	(0.16)%	(0.66)%	(1.56)%	(0.20)%

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
The provision for credit losses for the years ended December 31, 2012 was $700,000. The amount of provision is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors, including the increase or decrease in the volume of outstanding loans and the level of net charge offs during the year.  For 2011, the provision decreased to $1,050,000 which was due to a reduction in net charge offs which were $668,000 and a period-to-period decrease in the level of outstanding loans. As in December 31, 2010 the provision decreased to $3,800,000 because of the reduction in net charge offs which were $2,986,000 with a period-to-period decrease in the level of outstanding loans. In 2009, the Bank added $10,514,000 to the provision. The increase in 2009 was primarily the result of our assessment of the overall adequacy of the allowance for credit losses including the increase in the volume of outstanding loans and the level of net charge offs during the year of $7,537,000.  In 2008, the Bank added $1,290,000 to the allowance for credit losses.  The increase in 2008 resulted from management’s overall assessment of the probable losses within the loan portfolio at December 31, 2008, the growth in loans and considering the level of net charge-offs during the year of $740,000.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$1,955	18.4%	$1,853	16.8%	$2,149	17.4%	$2,861	22.2%	$1,777	26.7%
Real estate construction, land development and other land loans	1,035	8.4%	2,954	7.7%	1,791	7.4%	836	10.3%	820	9.6%
Real estate - other	4,196	44.5%	3,712	42.8%	3,579	42.5%	3,813	48.2%	2,570	46.9%
Equity loans and lines of credit	1,158	10.9%	1,419	12.0%	1,975	13.6%	334	7.8%	64	6.8%
Loans to finance agricultural and other loans to farmers	1,251	13.9%	831	16.9%	674	15.1%	708	7.8%	235	6.7%
Loans to individuals for household, family and other personal expenditures and other loans	383	2.6%	417	2.3%	528	2.6%	423	2.4%	593	3.1%
Other	116	1.3%	71	1.5%	80	1.4%	48	1.3%	64	0.2%
Unallocated reserve	39	—	139	—	238	—	1,177	—	1,100	—
	$10,133	100.0%	$11,396	100.0%	$11,014	100.0%	$10,200	100.0%	$7,223	100.0%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time. In 2010, enhanced ALLL methodology enabled us to assign qualitative and quantitative factors (Q factors) to each loan category resulting in a decrease in unallocated reserves. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Table H

DEPOSITS

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2012, 2011, and 2010.

	2012		2011		2010
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$142,231	0.19%	$124,899	0.26%	$116,504	0.38%
Money market accounts	$178,734	0.22%	$174,049	0.40%	$157,761	0.66%
Time certificates of deposit	$146,133	0.64%	$166,731	0.96%	$183,109	1.19%
Non-interest bearing demand	$217,529	—	$182,244	—	$152,946	—
Total deposits	$719,601	0.23%	$677,789	0.39%	$636,166	0.58%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2012.

(In thousands)
Three months or less	$32,119
Over 3 months through 6 months	18,299
Over 6 through 12 months	22,842
Over 12 months	18,620
$91,880

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Net income:
To average assets	0.88%	0.81%	0.43%
To average shareholders’ equity	6.56%	6.26%	3.41%
Dividends declared per share to net income per share	6.33%	—	—
Average shareholders’ equity to average assets	13.43%	12.92%	12.67%

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
In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.  Subject to certain exceptions set forth in the Federal Reserve Act and Regulation W, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company, issue a guarantee, or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on a per affiliate basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate affiliate basis.  Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate.  Such restrictions also generally prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.
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
The Bank is a member of the FDIC, which currently insures customer deposits in each member bank to a maximum of $250,000 per depositor.  For this protection, the Bank is subject to the rules and regulations of the FDIC, and, as is the case with all insured banks, may be required to pay a semi-annual statutory assessment. The FDIC’s unlimited deposit insurance coverage on non-interest bearing transaction accounts mandated by the 2010 Dodd-Frank Wall Street Reform and consumer Protection Act (Dodd-Frank Act) ended December 31, 2012. This coverage replaced the unlimited coverage under the Transaction Account Guarantee Program (“TAG”) and was confined to non-interest bearing accounts. Although the temporary coverage excluded interest-bearing NOW accounts, it did include interest on Lawyers Trust Accounts (IOLTAs). Beginning January 1, 2013, all of a depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, will be insured by the FDIC up to the standard maximum deposit insurance amount of ($250,000) for each deposit insurance ownership category.
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
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2012 are as follows:

	REQUIREMENT		ACTUAL
	ADEQUATELY CAPITALIZED	FOR THE BANK TO BE WELL CAPITALIZED	BANK	COMPANY
Total risk-based capital ratio	8.00%	10.00%	18.96%	19.53%
Tier 1 risk-based capital ratio	4.00%	6.00%	17.67%	18.24%
Tier 1 leverage capital ratio	4.00%	5.00%	10.22%	10.56%

USA PATRIOT ACT

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001.  The USA PATRIOT Act also made significant changes to the Bank Secrecy Act.  Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and of identifying customers when establishing new relationships and standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:
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

CONSUMER PROTECTION LAWS AND REGULATIONS

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations.  The Dodd-Frank Act transferred rulemaking authority for many consumer protection laws from various Federal agencies to the Consumer Financial Protection Bureau (CFPB). The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.
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
The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age, receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.
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
Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements.  Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.  Penalties under the above laws may include fines, reimbursements and other civil money penalties.
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

Recent Accounting Pronouncements

Impact of New Financial Accounting Standards

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. The additional disclosures are presented in Note 2: Fair Value Measurements. These new disclosure requirements were adopted by the Company in the first quarter of 2012, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (“Topic 220”) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 13-02”). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 13-02 is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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
The economic conditions in the United States in general and within California and in our operating markets may remain weak or deteriorate.  Unemployment nationwide and in California has increased significantly through this economic downturn and is anticipated to remain elevated for the foreseeable future.  Availability of credit and consumer spending, real estate values, and consumer confidence have all declined markedly.  The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system.  There is no assurance that such conditions will improve or be resolved in the foreseeable future.
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

At December 31, 2012, our non-performing loans and leases were 2.45% of total loans and leases compared to 3.38% at December 31, 2011, and 4.30% at December 31, 2010, our non-performing assets (which include foreclosed real estate) were 1.09% of total assets compared to 1.70% at December 31, 2011.  The allowance for loan and lease losses as a percentage of non-performing loans and leases was 104.52% as of December 31, 2012 compared to 78.95% at December 31, 2011.  Non-performing assets adversely affect our net income in various ways.  Until economic and market conditions improve, we expect to be exposed to losses relating to an increase in non-performing assets.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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
At December 31, 2012, $281 million, or 71.00% of our total loan and lease portfolio, consisted of real estate related loans.  Substantially all of our real property collateral is located in our operating markets in the Central Valley in California.  The continuing trend of deteriorating economic conditions in California and in our operating markets has contributed to an overall decline in commercial and residential real estate values.  A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods.  Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.  The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

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
Our asset/liability management strategy, which is designed to address the risk from changes in market interest rates and the shape of the yield curve, may not prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition. In recent years, we have shifted our mix of assets from consisting primarily of loans to a current mix that is approximately half loans and half securities. The value of these securities is subject to interest rate risk, which we must monitor and manage successfully in order to prevent declines in value of these assets if interest rates rise in the future.

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
The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The FDIC’s unlimited deposit insurance coverage on non-interest bearing transaction accounts mandated by the Dodd-Frank Act ended December 31, 2012. This coverage replaced the unlimited coverage under the Transaction Account Guarantee Program (“TAG”) and was confined to non-interest bearing accounts. Although the temporary coverage excluded interest-bearing NOW accounts, it did include interest on Lawyers Trust Accounts (IOLTAs). Beginning January 1, 2013, all of a depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, will be insured by the FDIC up to the standard maximum deposit insurance amount of ($250,000) for each deposit insurance ownership category.
It is not clear how depositors will respond regarding the decrease in insurance coverage.  Some depositors may reduce the amount of deposits held at the Bank if concerns regarding bank failures persist, which could affect the level and composition of the Bank’s deposit portfolio and thereby directly impact the Bank’s funding costs and net interest margin.  The Bank’s funding costs may also be adversely affected in the event that the activities of the Federal Reserve Board and the U.S. Treasury, intended to provide liquidity for the banking system and improvement in capital markets, are curtailed or unsuccessful.  Such events could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and thereby adversely affecting our results of operations.
Increases in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the Bank.  Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.  On November 12, 2009, the FDIC announced a final rule to require most banks to prepay their estimated quarterly risk-based assessments for 2010, 2011 and 2012.  This prepaid amount for the Company was $1,542,000 on December 31, 2012. The prepayments result in a nominal decrease in earnings and liquidity.
On February 7, 2011, the FDIC Board of Directors adopted the final rule, which redefined the deposit insurance assessment base as required by the Consumer Protection Act (Dodd-Frank), and makes changes to assessment rates, implements Dodd-Frank’s Deposit Insurance Fund (DIF) dividend provisions, and revises the risk based assessment system for all large institutions.  The final rule redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity, defined as Tier 1 capital. The final rule adopted a new assessment rate schedule effective April 1, 2011, and in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels and was paid at the end of September 2011.  The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base.  The assessment rate in total is between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.

In the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.
Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses and securities that have been downgraded to below investment grade by national rating agencies.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and for the year ended December 31, 2012, we recorded no other-than-temporary impairment. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings.
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2012, we held stock in the FHLB totaling $3,850,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB's dividend paying practices will continue.  As of December 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
At December 31, 2012, we had approximately $23,577,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005 and Service 1st Bancorp in November 2008.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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
On December 19, 2012, we entered into a Merger Agreement under which the Bank will merge with Visalia Community Bank. The Merger is expected to be completed during the second quarter of 2013; however, the transaction is subject to customary closing conditions, including regulatory approvals. The transaction is initially valued at approximately $22.1 million or $52.00 per share to Visalia Community Bank shareholders. The purchase price is to be paid half in cash and half in Company common stock, consisting of approximately 1.263 million shares of Company common stock. In addition to the risks identified in the paragraph above, the issuance of additional shares of Company common stock will cause the percentage holdings of our existing shareholders to decline.

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

Our outstanding preferred stock impacts net income available to our common shareholders and earnings per common share.
The dividends declared on our outstanding preferred stock will reduce the net income available to common shareholders and our earnings per common share.  The preferred stock will also receive preferential treatment in the event of our liquidation, dissolution or winding-up.

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

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY.  As of March 18, 2013, we had approximately 799 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Qtr 1 2011	Qtr 2 2011	Qtr 3 2011	Qtr 4 2011	Qtr 1 2012	Qtr 2 2012	Qtr 3 2012	Qtr 4 2012
High	$6.19	$6.95	$6.90	$6.25	7.25	7.75	8.50	9.25
Low	$5.61	$6.19	$5.20	$5.25	5.25	6.77	6.90	7.74

We paid $0.05 per common share cash dividends in 2012. We did not pay a cash dividend in 2011. The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the fourth quarter of the year ended December 31, 2012 follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Current Plan (in thousands)
10/1/2012 - 10/31/2012	9,100	$8.19	9,100	$3,463
11/1/2012 - 11/30/2012	21,400	$8.70	21,400	$3,277
12/1/2012 - 12/31/2012	20,100	$8.27	20,100	$3,111
Total	50,600	$8.41	50,600

(1) The Company approved a stock repurchase program effective August 15, 2012 with the intent to purchase up to five percent of the Company’s outstanding shares of common stock, or approximately 479,850. During the year ended December 31, 2012, the Company repurchased and retired a total of 58,100 shares at an approximate cost of $488,000. As adopted, the stock repurchase program was to end on February 15, 2013. The program was suspended following the December 19, 2012, entry by the company into the Merger Agreement with Visalia Community Bank. Information in the December 2012 period reflects repurchases effected prior to the suspension.
(2) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2012, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	499.289	$8.78	292,960
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	499.289	$8.78	292,960

In 2012, options to purchase 92,150 shares of common stock were granted from the 2005 Plan at exercise prices between $8.02 and $8.75. No options to purchase shares of the Company’s common stock were issued during the year ending December 31, 2011 from any of the company's stock based compensation plans.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In Thousands, except per share amounts)	2012	2011	2010	2009	2008
Statements of Income
Total interest income	$31,820	$34,299	$36,013	$40,734	$31,845
Total interest expense	1,883	2,942	4,283	6,627	7,278
Net interest income before provision for credit losses	29,937	31,357	31,730	34,107	24,567
Provision for credit losses	700	1,050	3,800	10,514	1,290
Net interest income after provision for credit losses	29,237	30,307	27,930	23,593	23,277
Non-interest income	7,242	6,271	3,711	5,850	5,190
Non-interest expenses	27,274	28,240	28,731	27,531	20,976
Income before provision for (benefit from) income taxes	9,205	8,338	2,910	1,912	7,491
Provision for (benefit from) income taxes	1,685	1,861	(369)	(676)	2,352
Net income	7,520	6,477	3,279	2,588	5,139
Preferred stock dividends and accretion of discount	350	486	395	365	—
Net income available to common shareholders	$7,170	$5,991	$2,884	$2,223	$5,139
Basic earnings per share	$0.75	$0.63	$0.31	$0.29	$0.83
Diluted earnings per share	$0.75	$0.63	$0.31	$0.28	$0.79
Cash dividends declared per common share	$0.05	$—	$—	$—	$0.10

	December 31,
(In Thousands)	2012	2011	2010	2009	2008
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$424,516	$353,808	$280,967	$232,142	$194,215
Net loans	385,185	415,999	420,583	449,007	477,015
Total deposits	751,432	712,986	650,495	640,167	635,058
Total assets	890,228	849,023	777,594	765,488	752,713
Shareholders’ equity	117,665	107,482	97,391	91,223	75,375
Earning assets	801,098	762,654	695,410	677,955	665,530
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$368,818	$299,935	$231,761	$199,425	$125,932
Net loans	394,675	417,273	444,418	473,850	362,333
Total deposits	719,601	677,789	636,166	632,263	445,285
Total assets	853,078	800,178	758,852	752,509	541,789
Shareholders’ equity	114,561	103,386	96,174	83,400	58,251
Earning assets	766,937	715,862	672,804	671,906	492,414

Data from 2008 reflects the partial year impact of the acquisition of Service 1st Bancorp and its subsidiary, Service 1st Bank.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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
 During 2012, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry. In December 2012, the Company and Visalia Community Bank, headquartered in Visalia, California, entered into a Reorganization Agreement and Plan of Merger (the Merger Agreement). Under the terms of the agreement, Visalia Community Bank, with four branches in Visalia and one branch in Exeter, will merge with Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank (the Merger). The transaction is subject to customary closing conditions, including regulatory approvals and approval by Visalia Community Bank’s shareholders. The Central Valley Community Bancorp and Visalia Community Bank boards of directors have unanimously approved the transaction, which is expected to close in the second quarter of 2013.
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

ECONOMIC CONDITIONS

The economy in California’s Central Valley has been negatively impacted by the recession that began in 2007 and the related real estate market and the slowdown in residential construction. The recession has impacted most industries in our market area.  Since 2007, housing values throughout the nation and especially in the Central Valley have decreased dramatically, which in turn has negatively affected the personal net worth of much of the population in our service area.  Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California.
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

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2012 was $0.75 compared to $0.63 and $0.31 for the years ended December 31, 2011 and 2010, respectively.  Net income for 2012 was $7,520,000 compared to $6,477,000 and $3,279,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  The increase in net income and EPS was primarily driven by lower provision for credit losses, decrease in non-interest expense and increase in non-interest income, partially offset by decreases in net interest income in 2012 compared to 2011. Total assets at December 31, 2012 were $890,228,000 compared to $849,023,000 at December 31, 2011.
Return on average equity for 2012 was 6.56% compared to 6.26% and 3.41% for 2011 and 2010, respectively.  Return on average assets for 2012 was 0.88% compared to 0.81% and 0.43% for 2011 and 2010, respectively.  Total equity was $117,665,000 at December 31, 2012 compared to $107,482,000 at December 31, 2011.  The increase in assets and equity in 2012 compared to 2011 is due to an increase in deposits and increases in other comprehensive income and retained earnings.
Average total loans decreased $23,251,000 or 5.43% to $405,040,000 in 2012 compared to $428,291,000 in 2011.  In 2012, we recorded a provision for credit losses of $700,000 compared to $1,050,000 in 2011 and $3,800,000 in 2010.  The Company had nonperforming assets totaling $9,695,000 at December 31, 2012. Nonperforming assets included nonaccrual loans totaling $9,695,000.  At December 31, 2011, nonperforming assets totaled $14,434,000 consisting of $14,434,000 in nonaccrual loans.  Net charge-offs for 2012 were $1,963,000 compared to $668,000 for 2011 and $2,986,000 for 2010.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

Our return to our shareholders is measured in a ratio that measures the return on average equity (ROE).  Our ROE was 6.56% for the year ended 2012 compared to 6.26% and 3.41% for the years ended 2011 and 2010, respectively.  In 2012, compared to 2011 we experienced an increase in net income and an increase in capital due to increases in retained earnings and other comprehensive income.
Our net income for the year ended December 31, 2012 increased $1,043,000 compared to 2011 and increased $3,198,000 for 2011 compared to 2010.  During 2012, net income increased due to decreases in non-interest expenses, increases in non-interest income, a decrease in the provision for credit losses and a decrease in tax expense, partially offset by decreases in net interest income in 2012 compared to 2011.  Net interest income decreased because of decreases in loan and investment income, partially offset by decreases in interest expense on deposits. Non-interest income increased due to a net realized gain on sale of investment securities of $1,639,000 in 2012, compared to $298,000 in 2011 and an increase in loan placement fees of $357,000, partially offset by a decrease of $603,000 in gains on the sale of other real estate owned, and a $129,000 decrease in service charge income.
Non-interest expenses decreased in 2012 compared to 2011 primarily due to decreases in amortization of core deposit intangibles of $214,000, salary and employee benefit expenses of $165,000, legal fees of $150,000, occupancy and equipment expenses of $217,000, regulatory assessments of $193,000, and advertising fees of $177,000, partially offset by increase in merger-related expenses of $284,000 and other real estate owned expenses of $63,000. During 2012, our net interest margin (NIM) decreased 42 basis points compared to 2011.  Basic EPS was $0.75 for 2012 compared to $0.63 and $0.31 for 2011 and 2010, respectively.  Diluted EPS was $0.75 for 2012 compared to $0.63 and $0.31 for 2011 and 2010, respectively.  The increase in EPS in 2012 was due primarily to the increase in net income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2012 was 0.88% compared to 0.81% and 0.43% for the years ended December 31, 2011 and 2010, respectively.  The 2012 increase in ROA is due to the increase in net income, notwithstanding an increase in average assets.  Annualized ROA for our peer group was 0.87% at September 30, 2012.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $300M to $950M that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest-earning assets through loan generation and retention.  We minimized the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.21% for the year ended December 31, 2012, compared to 4.63% and 4.95% for the years ended December 31, 2011 and 2010, respectively.  The decrease in net interest margin compared to 2011 is principally due to a decrease in our yield on earning assets which was greater than the decrease in our cost of funds.  In comparing the two periods, the effective yield on total earning assets decreased 58 basis points, while the cost of total interest-bearing liabilities decreased 21 basis points and the cost of total deposits decreased 16 basis points.  Our cost of total deposits in 2012 was 0.23% compared to 0.39% for the same period in 2011 and 0.58% for the year ended December 31, 2010.  Our net interest income before provision for credit losses decreased $1,420,000 or 4.53% to $29,937,000 for the year ended 2012 compared to $31,357,000 and $31,730,000 for the years ended 2011 and 2010, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2012 increased $971,000 or 15.48% to $7,242,000 compared to $6,271,000 in 2011 and $3,711,000 in 2010.  The increase resulted primarily from an increase in net realized gains on sales and calls of investment securities and an increase in loan placement fees compared to the comparable 2011 period, partially offset by a decrease in gain on sale of other real estate owned and a decrease in service charge income. The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio. Customer service charges decreased $129,000 or 4.44% to $2,774,000 in 2012 compared to $2,903,000 and $3,225,000 in 2011 and 2010, respectively.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $9,695,000 and $14,434,000 at December 31, 2012 and 2011, respectively.  Nonperforming assets totaled 2.45% of gross loans as of December 31, 2012 and 3.38% of gross loans as of December 31, 2011.  The Company had no other real estate owned at December 31, 2012 and 2011. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 4.85% during 2012 to $890,228,000 as of December 31, 2012 from $849,023,000 as of December 31, 2011.  Total gross loans decreased 7.51% to $395,318,000 as of December 31, 2012, compared to $427,395,000 at December 31, 2011.  Total investment securities and Federal funds sold increased 19.75% to $394,393,000 as of December 31, 2012 compared to $329,341,000 as of December 31, 2011.  Total deposits increased 5.39% to $751,432,000 as of December 31, 2012 compared to $712,986,000 as of December 31, 2011.  Our loan to deposit ratio at December 31, 2012 was 52.61% compared to 59.94% at December 31, 2011.  The loan to deposit ratio of our peers was 70.66% at September 30, 2012.

Capital Adequacy

At December 31, 2012, we had a total capital to risk-weighted assets ratio of 19.53%, a Tier 1 risk-based capital ratio of 18.24% and a leverage ratio of 10.56%.  At December 31, 2011, we had a total capital to risk-weighted assets ratio of 17.49%, a Tier 1 risk-based capital ratio of 16.20% and a leverage ratio of 10.13%.  At December 31, 2012, on a stand-alone basis, the Bank had a total risk-based capital ratio of 18.96%, a Tier 1 risk based capital ratio of 17.67% and a leverage ratio of 10.22%.  At December 31, 2011, the Bank had a total risk-based capital ratio of 17.31%, Tier 1 risk-based capital of 16.02% and a leverage ratio of 10.01%.  The improvement in 2012 is due to an increase in risk adjusted capital while risk weighted assets decreased.  Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 75.99% for 2012 compared to 75.67% for 2011 and 73.55% for 2010.  The decline in the efficiency ratio in 2012 is due to a decrease in net interest income that is greater than the decrease in operating expenses. The decline in the efficiency ratio in 2011 compared to 2010 is due to an increase in operating expenses and a decrease in net interest income. The efficiency ratio in 2010 declined as compared to 2009 due to a decrease in net interest income and non-interest income. The Company’s net interest income before provision for credit losses plus non-interest income decreased 1.19% to $37,179,000 in 2012 compared to $37,628,000 in 2011 and $35,441,000 in 2010, while operating expenses decreased 3.42% in 2012 and 1.71% in 2011. Operating expenses increased 4.36% in 2010.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $133,034,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $446,921,000 or 50.20% of total assets at December 31, 2012 and $373,217,000 or 43.96% of total assets as of December 31, 2011.

RESULTS OF OPERATIONS

Net Income

Net income was $7,520,000 in 2012 compared to $6,477,000 and $3,279,000 in 2011 and 2010, respectively.  Basic earnings per share was $0.75, $0.63, and $0.31 for 2012, 2011, and 2010, respectively.  Diluted earnings per share was $0.75, $0.63, and $0.31 for 2012, 2011, and 2010, respectively.  ROE was 6.56% for 2012 compared to 6.26% for 2011 and 3.41% for 2010.  ROA for 2012 was 0.88% compared to 0.81% for 2011 and 0.43% for 2010.
The increase in net income for 2012 compared to 2011 can be attributed to the decrease in the provision for credit losses, an increase in non interest income, and a decrease in provision for income taxes, partially offset by decrease in interest income. The decrease in net interest income for 2012 compared to 2011 was due primarily to the 42 basis point reduction in the net interest margin. The increase in net income for 2011 compared to 2010 can be attributed to the decrease in the provision for credit losses and an increase in non-interest income, partially offset by decrease in interest income and an increase in provision from income taxes.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$36,836	$108	0.29%	$73,016	$187	0.26%	$42,047	$110	0.26%
Securities
Taxable securities	218,325	3,289	1.51%	150,559	4,548	3.02%	124,163	5,472	4.41%
Non-taxable securities (1)	113,039	6,830	6.04%	75,665	5,248	6.94%	64,838	4,605	7.10%
Total investment securities	331,364	10,119	3.05%	226,224	9,796	4.33%	189,001	10,077	5.33%
Federal funds sold	618	2	0.30%	695	2	0.29%	713	2	0.28%
Total securities and interest-earning deposits	368,818	10,229	2.77%	299,935	9,985	3.33%	231,761	10,189	4.40%
Loans (2) (3)	394,575	23,913	6.06%	412,969	26,098	6.32%	437,959	27,390	6.25%
Federal Home Loan Bank stock	3,544	36	1.02%	2,958	9	0.30%	3,084	11	0.36%
Total interest-earning assets	766,937	$34,178	4.46%	715,862	$36,092	5.04%	672,804	$37,590	5.59%
Allowance for credit losses	(10,365)			(11,018)			(10,922)
Nonaccrual loans	10,465			15,322			17,381
Other real estate owned	919			217			2,972
Cash and due from banks	19,525			17,977			16,479
Bank premises and equipment	6,217			5,788			6,089
Other non-earning assets	59,380			56,030			54,049
Total average assets	$853,078			$800,178			$758,852
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$177,205	$302	0.17%	$154,765	$368	0.24%	$142,350	$498	0.35%
Money market accounts	178,734	392	0.22%	174,049	692	0.40%	157,761	1,036	0.66%
Time certificates of deposit, under $100,000	59,838	466	0.78%	70,111	688	0.98%	69,066	866	1.25%
Time certificates of deposit, $100,000 and over	86,295	470	0.54%	96,620	914	0.95%	114,043	1,313	1.15%
Total interest-bearing deposits	502,072	1,630	0.32%	495,545	2,662	0.54%	483,220	3,713	0.77%
Other borrowed funds	9,156	253	2.76%	10,265	280	2.73%	19,634	570	2.90%
Total interest-bearing liabilities	511,228	$1,883	0.37%	505,810	$2,942	0.58%	502,854	$4,283	0.85%
Non-interest bearing demand deposits	217,529			182,244			152,946
Other liabilities	9,760			8,738			6,878
Shareholders’ equity	114,561			103,386			96,174
Total average liabilities and shareholders’ equity	$853,078			$800,178			$758,852
Interest income and rate earned on average earning assets		$34,178	4.46%		$36,092	5.04%		$37,590	5.59%
Interest expense and interest cost related to average interest-bearing liabilities		1,883	0.37%		2,942	0.58%		4,283	0.85%
Net interest income and net interest margin (4)		$32,295	4.21%		$33,150	4.63%		$33,307	4.95%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $2,322, $1,784, and $1,566 in 2012, 2011, and 2010, respectively.

(2)	Loan interest income includes loan fees of $646 in 2012, $399 in 2011, and $460 in 2010.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $2,185,000 or 8.37% in 2012 compared to 2011.  Interest and fee income decreased $1,292,000 or 4.72% in 2011 compared to 2010.  The decrease in 2012 is attributable to a decrease in average total loans outstanding combined with a 26 basis point decrease in the yield on loans.  The decrease in 2011 is attributable to a decrease in average total loans outstanding and a 7 basis point decrease in yield on loans compared to 2010.  Average total loans for 2012 decreased $23,251,000 to $405,040,000 compared to $428,291,000 for 2011 and $455,340,000 for 2010.  The yield on loans for 2012 was 6.06% compared to 6.32% and 6.25% for 2011 and 2010, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), decreased $294,000 or 3.58% in 2012 compared to 2011. The yield on average investments decreased 56 basis points to 2.77% for the year ended December 31, 2012 from 3.33% for the year ended December 31, 2011. The increase of the investment portfolio balance at significantly reduced yields contributed to the decreases in net interest income and net interest margin. Average total investments increased $68,883,000 to $368,818,000 in 2012 compared to $299,935,000 in 2011.  In 2011, total investment income decreased $422,000 or 4.89% compared to 2010 primarily due to a $68,174,000 increase in the average balance to $299,935,000 in 2011 compared to $231,761,000, for 2010, coupled with a decrease in yield on investments of 107 basis points.
A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2012, we held $214,885,000 or 54.54% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 1.41%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The net of tax effect value of the change in market value of the available-for-sale investment portfolio was a gain of $7,586,000 and is reflected in the Company’s equity.  At December 31, 2012, the average life of the investment portfolio was 5.48 years and the market value reflected a pre-tax gain of $12,891,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI) and for the year ended December 31, 2012, no OTTI was recorded, compared to a $31,000 OTTI loss for the year ended December 31, 2011.  Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2012, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $20,730,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $19,082,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  The likelihood of immediate changes of 200 basis points is contrary to expectation, as evidenced by the historical changes in interest rates that occurred in 2007 and 2008, which were in 25, 50 and 75 basis point increments.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2012 decreased $2,479,000 to $31,820,000 compared to $34,299,000 in 2011 and $36,013,000 in 2010.  The decrease was due to the 58 basis point decrease in the tax equivalent yield on average interest earning assets and a change in the mix of interest earning assets.  The yield on interest earning assets decreased to 4.46% for the year ended December 31, 2012 from 5.04% for the year ended December 31, 2011.  Average interest earning assets increased to

$766,937,000 for the year ended December 31, 2012 compared to $715,862,000 for the year ended December 31, 2011.  Average interest-earning deposits in other banks decreased $36,180,000 comparing 2012 to 2011.  Average yield on these deposits was 0.29%.  Average investments increased $68,883,000 but the tax equivalent yield on average investment securities decreased 56 basis points.  Average total loans decreased $23,251,000 and the yield on average loans decreased 26 basis points.

The decrease in total interest income in 2011 was due to the 55 basis point decrease in the tax equivalent yield on average interest earning asset and a change in the mix of interest earning assets. The yield on interest-earning assets decreased to 5.04% for the year ended December 31, 2011 from 5.59% for the year ended December 31, 2010.  Average interest-earning assets increased to 715,862,000 for the year ended December 31, 2011 compared to $672,804,000 for the year ended December 31, 2010.
Interest expense on deposits in 2012 decreased $1,032,000 or 38.77% to $1,630,000 compared to $2,662,000 in 2011 and $3,713,000 in 2010.  The decrease in interest expense in 2012 compared to 2011 was primarily due to the repricing of interest-bearing deposits which decreased 22 basis points to 0.32% in 2012 from 0.54% in 2011.  The decrease in interest expense in 2011 compared to 2010 was due to repricing of interest-bearing deposits, which decreased 23 basis points to 0.54% in 2011 from 0.77% in 2010.  Average interest-bearing deposits were $502,072,000 for 2012 compared to $495,545,000 and $483,220,000 for 2011 and 2010, respectively.  The increases in average interest-bearing deposits in 2011 and 2010 were the result of our own organic growth.
Average other borrowings decreased to $9,156,000 with an effective rate of 2.76% for 2012 compared to $10,265,000 with an effective rate of 2.73% for 2011.  In 2010, the average other borrowings were $19,634,000 with an effective rate of 2.90%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit and advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long-term borrowings.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.  The effective rate of the FHLB advances was 3.59% for 2012 and 2011 and 3.20% for 2010.
The cost of all of our interest-bearing liabilities decreased 21 basis points to 0.37% for 2012 compared to 0.58% for 2011 and 0.85% for 2010.  The cost of total deposits decreased to 0.23% for the year ended December 31, 2012 compared to 0.39% and 0.58% for the years ended December 31, 2011 and 2010, respectively.  Average demand deposits increased 19.36% to $217,529,000 in 2012 compared to $182,244,000 for 2011 and $152,946,000 for 2010. The ratio of non-interest demand deposits to total deposits increased to 30.23% for 2012 compared to 26.89% and 24.04% for 2011 and 2010, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2012 decreased $1,420,000 or 4.53% to $29,937,000 compared to $31,357,000 for 2011 and $31,730,000 for 2010.  The decrease in 2012 was due to the 42 basis point decrease in our net interest margin (NIM). Yield on interest earning assets decreased 58 basis points while the effective rate on interest bearing liabilities only decreased 21 basis points.  The change in the mix of average interest earning assets also affected NIM.  Interest-earning deposits in other banks and investment securities, which tend to have lower effective yields, increased while higher yielding loans decreased as previously discussed.  Net interest income before provision for credit losses decreased $373,000 in 2011 compared to 2010 mainly due to the 32 basis point decrease in our net interest margin (NIM). Average interest-earning assets were $766,937,000 for the year ended December 31, 2012 with a net interest margin (NIM) of 4.21% compared to $715,862,000 with a NIM of 4.63% in 2011, and $672,804,000 with a NIM of 4.95% in 2010.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	December 31, 2012	% of Total Loans	December 31, 2011	% of Total Loans
Commercial:
Commercial and industrial	$2,071	19.7%	$1,924	18.3%
Agricultural land and production	605	6.7%	342	7.0%
Real estate:
Owner occupied	2,153	28.9%	1,578	26.4%
Real estate construction and other land loans	1,035	8.4%	2,954	7.7%
Commercial real estate	1,886	13.6%	2,043	14.6%
Agricultural real estate	646	7.2%	489	9.9%
Other real estate	157	2.0%	91	1.8%
Total real estate	5,877	60.1%	7,155	60.4%
Consumer:
Equity loans and lines of credit	1,158	10.9%	1,419	12.0%
Consumer and installment	383	2.6%	417	2.3%
Unallocated reserves	39		139
Total allowance for credit losses	$10,133		$11,396

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
The provisions for credit losses in 2012, 2011, and 2010 were $700,000, $1,050,000, and $3,800,000, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the year ended December 31, 2012, the Company had net charge offs totaling $1,963,000 compared to $668,000 and $2,986,000 for the same periods in 2011 and 2010, respectively.  The decrease in provision for credit losses in 2012 compared to 2011 resulted from a decrease in the level of outstanding loans and nonperforming loans.  The net charge off ratio, which reflects net charge-offs to average loans, was 0.48%, 0.16% and 0.66% for 2012, 2011, and 2010, respectively. The 2012 charge offs consisted primarily of one real estate loan. The charged off loans were previously identified and adequately reserved for as of December 31, 2011.
Nonperforming loans were $9,695,000 and $14,434,000 at December 31, 2012 and 2011, respectively.  Nonperforming loans as a percentage of total loans were 2.45% at December 31, 2012 compared to 3.38% at December 31, 2011.  There was no other real estate owned at December 31, 2012 and December 31, 2011 compared to $1,325,000 net of a valuation allowance of $309,000 at December 31, 2010.
Losses in the real estate segments of the loan portfolio in 2012 increased compared to 2011.  With real estate appraised values reflecting lower levels, additions to the reserves were required. We had loans past due, not including non accrual loans, totaling $27,000 at December 31, 2012 compared to $1,741,000 at December 31, 2011.  Losses in the loan portfolio and non-accruing balances remain elevated relative to historical periods and an increase in the level of charge-offs and the number and dollar volume of past due and nonperforming loans may result in further provisions to the allowance for credit losses.
We believe the significant economic downturn that has continued throughout 2012 has had a considerable impact on the ability of certain borrowers to satisfy their obligations, resulting in loan downgrades and corresponding increases in credit loss provisions.  Additionally, we estimate the impact certain economic factors will have on various credits within the portfolio.  Negative economic trends contributed substantially to increases in the required allowance to cover probable losses in the loan portfolio resulting in additional provisions.
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
As of December 31, 2012, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses of $700,000 in 2012, $1,050,000 in 2011, and $3,800,000 in 2010, was $29,237,000 for 2012 compared to $30,307,000 and $27,930,000 for 2011 and 2010, respectively.

Non-Interest Income
Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $7,242,000 in 2012 compared to $6,271,000 and $3,711,000 in 2011 and 2010, respectively. The $971,000 or 15.48% increase in non-interest income was due to increases in gains on sales and calls of investment securities, and an increase in loan placement fees, partially offset by a decrease in gains on sales of other real estate owned and a decrease in service charges. The $2,560,000 or 68.98% increase in non-interest income comparing 2011 to 2010 was due to increases in gains on sales and calls of investment securities, a gain on disposal of other real estate owned, and a decrease in other-than-temporary impairment write down on certain investment securities.
Customer service charges decreased $129,000 to $2,774,000 in 2012 compared to $2,903,000 in 2011 and $3,225,000 in 2010.  The decrease in 2012 from 2011, and in 2011 from 2010 is mainly due to decreases in overdraft fee income.
During the year ended December 31, 2012, we realized net gain on sales and calls of investment securities of $1,639,000 resulting primarily from the partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  In 2011, we realized a net gain of $298,000 compared to a net loss of $191,000 in 2010 from sales and calls of securities. For the year ended December 31, 2011, we realized a $31,000 other-than-temporary impairment write down on certain investment securities.  See Footnote 3 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $391,000 in 2012 compared to $382,000 and $392,000 in 2011 and 2010, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $357,000 in 2012 to $631,000 compared to $274,000 in 2011 and $300,000 in 2010.  Fees were higher in 2012 compared to 2011 and 2010, as refinancing and new mortgage activity increased due to the historically low mortgage rates, a decline in housing values and first time home buyer tax incentives.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2012, we held $3,850,000 in FHLB stock compared to $2,893,000 at December 31, 2011.  Dividends in 2012 increased to $36,000 compared to $9,000 in 2011 and $11,000 in 2010.
Other income decreased to $1,755,000 in 2012 compared to $1,826,000 and $1,395,000 in 2011 and 2010, respectively. The period-to-period decrease in 2012 compared to 2011 was primarily due to a $142,000 gain related to the final distribution of the Service 1st escrow account, and an $85,000 gain related to the collection of life insurance proceeds realized in 2011 offset by increases in electronic funds transfer fee income and non-customer check cashing fees.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing expenses, and professional services (consisting of audit, accounting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses decreased $966,000 or 3.42% to $27,274,000 in 2012 compared to $28,240,000 in 2011, compared to $28,731,000 in 2010, which was a decrease of $491,000 in 2011.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles and other real estate owned expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 75.99% for 2012 compared to 75.67% for 2011 and 73.55% for 2010. The decline in the efficiency ratio in 2012 is due to a decrease in net interest income that is greater than the decrease in operating expenses. The decline in the efficiency ratio in 2011 compared to 2010 is due to an increase in operating expenses and a decrease in net interest income.
Salaries and employee benefits decreased $165,000 or 1.05% to $15,597,000 in 2012 compared to $15,762,000 in 2011 and $14,871,000 in 2010.  Full time equivalents were 208 at December 31, 2012 compared to 211 at December 31, 2011.
At December 31, 2012, we had two share based compensation plans under which compensation expense is recognized based on the estimated fair value of the awards at the date of the grant.  The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 317,799 shares remain reserved for issuance for options already granted under incentive and nonstatutory agreements. This plan expired in November 2010 and no new options will be granted under this plan.  The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  Currently under the 2005 Plan, there are 181,490 shares reserved for issuance for options already granted to employees and directors.
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
For the years ended December 31, 2012, 2011, and 2010, the compensation cost recognized for share based compensation was $108,000, $196,000 and $239,000, respectively.
As of December 31, 2012, there was $374,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the two plans.  The cost is expected to be recognized over a weighted average period of 1.98 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail.
In 2012, options to purchase 92,150 shares of common stock were granted from the 2005 Plan at exercise prices between $8.02 and $8.75. No options to purchase shares of the Company’s common stock were issued during the year ending December 31, 2011. In 2010, options to purchase 15,200 shares of the Company’s common stock were granted from the 2000 Plan at an exercise price of $5.76 and options to purchase 67,800 shares of common stock were granted from the 2005 Plan at exercise prices between $5.30 and $5.76.  All options were granted with an exercise price equal to the market value on the grant date.
Occupancy and equipment expense decreased $217,000 or 5.72% to $3,578,000 in 2012 compared to $3,795,000 in 2011 and $3,867,000 in 2010.  Relocation of one branch resulted in lower rent expenses in 2012, as compared to same period in 2011. Fully depreciated assets resulted in lower depreciation expenses in 2012, as compared to 2011. The company made no changes in depreciation expense methodology.
Regulatory assessments decreased $193,000 or 22.84% to $652,000 in 2012 compared to $845,000 and $1,191,000 in 2011 and 2010, respectively.  The FDIC finalized a new assessment system which took effect the third quarter of 2011. The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity.
Data processing expenses were $1,125,000 in 2012 compared to $1,178,000 in 2011 and $1,197,000 in 2010.  The $53,000 or 4.50% decrease in 2012, and the $19,000 decrease in 2011 compared to 2010 are a result of a reduction in terms of our core processing contract.
Legal fees decreased $150,000 or 44.78% to $185,000 for the year ended December 31, 2012 compared to $335,000 and $495,000 in 2011 and 2010, respectively.  The higher legal fees in 2011 and 2010 are primarily due to issues related to nonperforming assets and other loan related legal expenses.
Total other real estate owned (OREO) expenses increased $63,000 or 420.00% to $78,000 for the year ended December 31, 2012 compared to $15,000 and $1,071,000 in 2011 and 2010. The increase in OREO expenses was primarily due to new OREO properties added and subsequently sold in 2012. OREO expenses in 2010 were primarily the result of the write downs of several OREO properties to their estimated fair value resulting in a valuation expense totaling $591,000. Carrying costs and property taxes totaled $371,000 related to the OREO portfolio and we realized a $109,000 loss on disposition of OREO property for the year ended December 31, 2010.
Amortization of core deposit intangibles was $200,000 for 2012 and $414,000 for 2011 and 2010. Other non-interest expenses increased $167,000 or 3.58% to $4,503,000 in 2012 compared to $4,670,000 in 2011 and $4,460,000 in 2010.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2012	% Average Assets	Other Expense 2011	% Average Assets	Other Expense 2010	% Average Assets
ATM/debit card expenses	$369	0.04%	$369	0.05%	$354	0.05%
License and maintenance contracts	362	0.04%	324	0.04%	275	0.04%
Internet banking expense	270	0.03%	247	0.03%	119	0.02%
Stationery/supplies	221	0.03%	245	0.03%	271	0.04%
Director fees and related expenses	215	0.03%	219	0.03%	209	0.03%
Amortization of software	196	0.02%	232	0.03%	195	0.03%
Postage	183	0.02%	198	0.02%	218	0.03%
Telephone	169	0.02%	236	0.03%	305	0.04%
Consulting	162	0.02%	340	0.04%	212	0.03%
Education/training	155	0.02%	160	0.02%	139	0.02%
Donations	148	0.02%	154	0.02%	148	0.02%
General insurance	120	0.01%	125	0.02%	130	0.02%
Operating losses	85	0.01%	125	0.02%	44	0.01%
Appraisal fees	77	0.01%	112	0.01%	165	0.02%
Other	1,771	0.21%	1,584	0.20%	1,676	0.22%
Total other non-interest expense	$4,503	0.53%	$4,670	0.58%	$4,460	0.59%

For the year ended December 31, 2012, the $178,000 decrease in consulting was related to various financial and tax planning projects assistance in 2011. License and maintenance contract expense increased in 2012 as a result of annual increases on various contracts in addition to new contracts for new products, services and software put in place during 2011. In 2012, the $35,000 decrease in appraisal fees resulted due to fewer appraisals paid for by the bank.

Provision for Income Taxes

Our effective income tax rate was 18.31% for 2012 compared to 22.32% for 2011 and (12.68)% for 2010.  The Company reported an income tax provision of $1,685,000 and $1,861,000 for the years ended December 31, 2012 and 2011, compared to a benefit totaling $369,000 for the year ended December 31, 2010.  The decrease in the effective tax rate in 2012 compared to 2011 is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the Preferred Shares) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock) originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction.
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
We accrued preferred stock dividends to the Treasury and accretion of the issuance discount in the amount of $350,000 and $486,000 during the years ended December 31, 2012 and 2011, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2012 compared to December 31, 2011.

Total assets were $890,228,000 as of December 31, 2012, compared to $849,023,000 as of December 31, 2011, an increase of 4.85% or $41,205,000.  Total gross loans were $395,318,000 as of December 31, 2012, compared to $427,395,000 as of December 31, 2011, a decrease of $32,077,000 or 7.51%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 19.98% or $70,708,000 to $424,516,000.  Total deposits increased 5.39% or $38,446,000 to $751,432,000 as of December 31, 2012, compared to $712,986,000 as of December 31, 2011.  Shareholders’ equity increased $10,183,000 or 9.47% to $117,665,000 as of December 31, 2012, compared to $107,482,000 as of December 31, 2011, due to net income included in retained earnings and an increase in other comprehensive income. Accrued interest payable and other liabilities were $11,976,000 as of December 31, 2012, compared to $19,400,000 as of December 31, 2011, a decrease of $7,424,000. 2011 other liabilities included an accrual of $7,749,000 for investment securities with a trade date before and a settlement date after December 31, 2011.

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
 See Note 2 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of December 31, 2012, investment securities with a fair value of $89,343,000, or 22.68% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2012 was 52.61% compared to 59.94% at December 31, 2011.  The loan to deposit ratio of our peers was 70.66% at September 30, 2012.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 19.98% or $70,708,000 to $424,516,000 at December 31, 2012, from $353,808,000 at December 31, 2011.  The market value of the portfolio reflected an unrealized gain of $12,891,000 at December 31, 2012, compared to $7,008,000 at December 31, 2011.
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
As of December 31, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at December 31, 2012, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies. Management retained the services of a third party in December 2012 to provide independent valuation and OTTI analysis of the private label residential mortgage backed securities (PLRMBS).
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
To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of December 31, 2012.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.
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
At December 31, 2012, the Company had a total of 23 PLRMBS with a remaining principal balance of $6,258,000 and a net unrealized loss of approximately $117,000.  Six of these securities account for $206,000 of the unrealized loss at December 31, 2012 offset by 17 of these securities with gains totaling $323,000.  Seven of these PLRMBS with a remaining principal balance of $4,806,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs. No credit related OTTI charges related to PLRMBS were recorded during the year ended December 31, 2012.
 See Note 3 to the audited Consolidated Financial Statements for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $32,077,000 or 7.51% to $395,318,000 as of December 31, 2012, compared to $427,395,000 as of December 31, 2011.

The following table sets forth information concerning the composition of our loan portfolio as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

	2012		2011		2010		2009		2008
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$77,956	19.7%	$78,089	18.3%	$81,318	18.8%	$93,282	20.3%	$109,664	22.6%
Agricultural land and production	26,599	6.7%	29,958	7.0%	20,604	4.8%	13,903	3.0%	20,406	4.2%
Total commercial	104,555	26.4%	108,047	25.3%	101,922	23.6%	107,185	23.3%	130,070	26.8%
Real estate:
Owner occupied	114,444	28.9%	113,183	26.4%	111,888	25.9%	106,606	23.2%	113,414	23.4%
Real estate-construction and other land loans	33,199	8.4%	33,047	7.7%	32,038	7.4%	51,633	11.2%	57,923	12.0%
Agricultural real estate	53,797	13.6%	62,523	14.6%	63,627	14.7%	71,420	15.6%	64,358	13.3%
Commercial real estate	28,400	7.2%	42,596	9.9%	44,397	10.3%	38,759	8.4%	32,136	6.6%
Other real estate	8,098	2.0%	7,892	1.8%	8,103	1.9%	4,610	1.0%	2,926	0.6%
Total real estate	237,938	60.1%	259,241	60.4%	260,053	60.2%	273,028	59.4%	270,757	55.9%
Consumer:
Equity loans and lines of credit	42,932	10.9%	51,106	12.0%	58,860	13.6%	65,353	14.2%	63,828	13.2%
Consumer and installment	10,346	2.6%	9,765	2.3%	11,261	2.6%	14,033	3.1%	19,801	4.1%
Total consumer	53,278	13.5%	60,871	14.3%	70,121	16.2%	79,386	17.3%	83,629	17.3%
Deferred loan fees, net	(453)		(764)		(499)		(392)		(218)
Total gross loans	395,318	100.0%	427,395	100.0%	431,597	100.0%	459,207	100.0%	484,238	100.0%
Allowance for credit losses	(10,133)		(11,396)		(11,014)		(10,200)		(7,223)
Total loans	$385,185		$415,999		$420,583		$449,007		$477,015

At December 31, 2012, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.4% of total loans of which 26.4% were commercial and 71.0% were real-estate-related.  This level of concentration is consistent with 97.7% at December 31, 2011.  Although we believe the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2012 and 2011.
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

Nonperforming Assets - Nonperforming assets consist of loans past due 90 days or more that are still accruing interest, loans on nonaccrual status, and foreclosed property classified as Other Real Estate Owned (OREO). We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows.
At December 31, 2012, total nonperforming assets totaled $9,695,000, or 1.09% of total assets, compared to $14,434,000, or 1.70% of total assets at December 31, 2011.  Total nonperforming assets at December 31, 2012, included nonaccrual loans totaling $9,695,000 and no OREO or repossessed assets. Nonperforming assets at December 31, 2011 consisted of $14,434,000 in nonaccrual loans and no OREO or repossessed assets. At December 31, 2012, we had seven loans considered troubled debt restructurings (“TDRs”) totaling $9,245,000 which are included in nonaccrual loans compared to six TDRs totaling $10,601,000 at December 31, 2011. We have no outstanding commitments to lend additional funds to any of these borrowers.
A summary of nonaccrual, restructured, and past due loans at December 31, 2012 and 2011 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2012 and 2011.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2012, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Nonaccrual Loans
Commercial and industrial	$—	$267	$377	$2,868	$907
Owner occupied	213	353	1,407	2,218	1,644
Real estate construction and other land loans	—	—	5,634	7,691	4,839
Commercial real estate	—	2,434	—	965	6,296
Equity loans and line of credit	237	705	488	301	280
Consumer and installment	—	74	—	348	81
Restructured loans (non-accruing)
Commercial and industrial	—	—	1,978	28	—
Owner occupied	1,362	1,019	2,370	2,282	1,108
Real estate construction and other land loans	6,288	6,823	2,193	2,214	595
Commercial real estate	—	1,110	1,828	—	—
Other real estate	—	—	2,286	—	—
Equity loans and line of credit	1,595	1,649	—	44	—
Total nonaccrual	9,695	14,434	18,561	18,959	15,750
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$9,695	$14,434	$18,561	$18,959	$15,750

Nonperforming loans to total loans	2.45%	3.38%	4.30%	4.13%	3.25%
Ratio of nonperforming loans to allowance for credit losses	95.68%	126.66%	168.52%	185.87%	218.05%
Loans considered to be impaired	$17,105	$23,644	$18,561	$18,959	$15,750
Related allowance for credit losses on impaired loans	$510	$4,368	$2,124	$752	$125

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral dependent.  As of December 31, 2012 and 2011, we had impaired loans totaling $17,105,000 and $23,644,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $693,000 for the year ended December 31, 2012 of which $669,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $954,000 and $1,228,000 for the years ended December 31, 2011 and 2010, respectively of which $769,000 and $376,000 was attributable to troubled debt restructurings, respectively.

The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2012.

(Dollars in thousands)	Balances December 31, 2011	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balances December 31, 2012
Non-accrual loans:
Commercial and industrial	$267	$4	$(32)	$(155)	$—	$(84)	$—
Real estate	2,787	294	(312)	(2,175)	—	(381)	213
Equity loans and lines of credit	705	79	(472)	—	—	(75)	237
Consumer	74	73	(4)	—	—	(143)	—
Restructured loans (non-accruing):
Real estate	2,129	425	(82)	(7)	—	(1,103)	1,362
Real estate construction and land development	6,823	—	(535)	—	—	—	6,288
Equity loans and lines of credit	1,649	75	(129)	—	—	—	1,595
Consumer	—	—	—	—	—	—	—
Total non-accrual	$14,434	$950	$(1,566)	$(2,337)	$—	$(1,786)	$9,695

The following table provides a summary of the annual change in the OREO balance:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Balance, Beginning of year	$—	$1,325
Additions	2,337	532
Dispositions	(2,349)	(2,472)
Write-downs	—	—
Net gain on disposition	12	615
Balance, End of year	$—	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value, less selling costs. As of December 31, 2012 and 2011, the Company had no OREO properties.

Allowance for Credit Losses - We have established a methodology for the determination of provisions for credit losses made up of general and specific allocations.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans.  The allowance for credit losses is an estimate of probable credit losses inherent in the Company’s loan portfolio as of the balance-sheet date. The allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. Each quarter management assesses which period of time is most appropriate when factoring in historical loan losses into the general reserve calculation. From time to time, this look back period changes in order to be reflective of management’s expectations which are driven by a number of factors including economic data, the relevance of past periods’ losses to the current period and the estimated point in the credit cycle that we are in. During the quarter ended September 30, 2012, management determined that the most recent 16 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. The impact to the general reserve, as a result of moving from a 12 quarter rolling average to a

16 quarter rolling average, did not have a material impact on the level of allowance required, but it did ensure that the significant loss years for the Bank that began in 2009 would continue to be factored into the general reserve analysis. We utilize actual loss history as a starting point for the general reserve beginning with January 1, 2009. We believe this period is an appropriate look back period given the significant charge-offs incurred during this credit cycle. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance (general reserve) and a specific allowance for identified impaired loans.
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
The allowance for credit losses is an estimate of the probable incurred losses in our loan and lease portfolio as of the balance sheet date.  The allowance is based on principles of accounting: (1) ASC 450-20 which requires losses to be accrued for on loans when they are probable of occurring and can be reasonably estimated and (2) ASC 310-10 which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
 Credit Administration adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover expected asset losses.  The Bank’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories.  The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets.  All credit facilities exceeding 90 days of delinquency require classification and are placed on nonaccrual.
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Balance, beginning of year	$11,396	$11,014
Provision charged to operations	700	1,050
Losses charged to allowance	(2,850)	(1,532)
Recoveries	887	864
Balance, end of year	$10,133	$11,396
Allowance for credit losses to total loans	2.56%	2.67%

As of December 31, 2012, the balance in the allowance for credit losses was $10,133,000 compared to $11,396,000 as of December 31, 2011.  The decrease was due to net charge offs during the year ended December 31, 2012 being greater than the amount of the provision for credit losses.  Net charge offs totaled $1,963,000 while the provision for credit losses was $700,000.  Loans charged off in 2012 were fully reserved at December 31, 2011. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $162,851,000 as of December 31, 2012, compared to $129,005,000 as of December 31, 2011.  At December 31, 2012, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $110,000.  The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Audit Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of December 31, 2012, the allowance for credit losses was 2.56% of total gross loans compared to 2.67% as of December 31, 2011.  During the year ended December 31, 2012, there were no major changes in loan concentrations that significantly affected the allowance for credit losses.  During the period ended December 31, 2012, the Company enhanced the process for estimating the allowance for credit losses related to impaired loans through inclusion of the use of the net present value method on certain credits where sufficient payment history exists and future payments can be reasonably projected based on a global borrower cash flow analysis in addition to collateral dependent analysis.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. In 2011, enhanced methodology enabled us to assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.
Non-performing loans totaled $9,695,000 as of December 31, 2012, and $14,434,000 as of December 31, 2011.  The allowance for credit losses as a percentage of nonperforming loans was 104.52% and 78.95% as of December 31, 2012 and December 31, 2011, respectively.  Management believes the allowance at December 31, 2012 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2012, was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
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
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at December 31, 2012 was $583,000, net of $2,317,000 in accumulated amortization expense.  The carrying value at December 31, 2011 was $783,000, net of $2,117,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in 2012.  Amortization expense recognized was $200,000 and $414,000 for the years ended December 31, 2012 and 2011. The core deposit intangible for the 2005 acquisition of Bank of Madera County was fully amortized as of December 31, 2011.

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The FDIC’s unlimited deposit insurance coverage on non-interest bearing transaction accounts mandated by the Dodd-Frank Act ended December 31, 2012. This coverage replaced the unlimited coverage under the Transaction Account Guarantee Program (“TAG”) and was confined to non-interest bearing accounts. Although the temporary coverage excluded interest-bearing NOW accounts, it did include interest on Lawyers Trust Accounts (IOLTAs). Beginning January 1, 2013, all of a depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, will be insured by the FDIC up to the standard maximum deposit insurance amount of ($250,000) for each deposit insurance ownership category.
Total deposits increased $38,446,000 or 5.39% to $751,432,000 as of December 31, 2012, compared to $712,986,000 as of December 31, 2011.  Interest-bearing deposits increased $6,302,000 or 1.25% to $511,263,000 as of December 31, 2012, compared to $504,961,000 as of December 31, 2011.  Non-interest bearing deposits increased $32,144,000 or 15.45% to $240,169,000 as of December 31, 2012, compared to $208,025,000 as of December 31, 2011.  Average non-interest bearing deposits to average total deposits was 30.23% for the year ended December 31, 2012 compared to 26.89% for the same period in 2011. Our total market share of deposits in Fresno, Madera, and San Joaquin counties was 3.58% in 2012 compared to 3.39% in 2011 based on FDIC deposit market share information published as of June 2012.

The composition of the deposits and average interest rates paid at December 31, 2012 and December 31, 2011 is summarized in the table below.

(Dollars in thousands)	December 31, 2012	% of Total Deposits	Effective Rate	December 31, 2011	% of Total Deposits	Effective Rate
NOW accounts	$161,328	21.4%	0.19%	$140,268	19.6%	0.26%
MMA accounts	173,486	23.1%	0.22%	181,731	25.5%	0.40%
Time deposits	136,876	18.2%	0.64%	151,695	21.3%	0.96%
Savings deposits	39,573	5.3%	0.09%	31,267	4.4%	0.16%
Total interest-bearing	511,263	68.0%	0.32%	504,961	70.8%	0.54%
Non-interest bearing	240,169	32.0%		208,025	29.2%
Total deposits	$751,432	100.0%		$712,986	100.0%

There were $4,000,000 short term borrowings as of December 31, 2012, compared to none as of December 31, 2011.
Short-term borrowings of $4,000,000 at December 31, 2012 represent FHLB advances with a weighted average interest of 3.59% and weighted average maturity of 0.1 years.
Long-term FHLB borrowings at December 31, 2011 were $4,000,000. There were no long-term FHLB borrowings outstanding at December 31, 2012. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances.
The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2012, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2012, the rate was 1.94%.  Interest expense recognized by the Company for the years ended December 31, 2012, 2011, and 2010 was $107,000, $100,000 and $102,000, respectively.

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
Our shareholders’ equity was $117,665,000 as of December 31, 2012, compared to $107,482,000 as of December 31, 2011.  The increase in shareholders’ equity is the result of increase in retained earnings from net income of $7,520,000, an increase in unrealized gain on the available-for-sale investment securities of $3,462,000, exercise of stock options, including the related tax benefit of $411,000, and the effect of share based compensation expense of $108,000 offset by the repurchases of the Company’s common stock of $488,000, preferred stock dividends of $350,000, and common stock cash dividends of $480,000.
On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the Preferred Shares) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock) originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction.
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
On August 15, 2012, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock. Under the program, the Company was to repurchase up to five percent of the Company’s outstanding shares of common stock, or approximately 479,850 shares based on the shares outstanding as of August 15, 2012, for the period beginning on August 15, 2012, and ending February 15, 2013. During 2012, the Company repurchased and retired a total of 58,100 shares at an average price of $8.41 for a total cost of $488,000. The stock repurchase program was suspended after the Company entered into a Reorganization Agreement and Plan of Merger (the Merger Agreement) with Visalia Community Bank on December 19, 2012.
During 2012, the Bank declared and paid cash dividends to the Company of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company’s Board of Directors. During 2011 and 2010, the Bank did not pay any dividends to the Company. The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. On October 17, 2012, the Board of Directors declared a $0.05 per common share cash dividend to shareholders of record at the close of business on November 15, 2012 which was paid on November 30, 2012. No dividends on common shares were declared in 2011 or 2010.
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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of December 31, 2012 and December 31, 2011.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$90,866	10.56%	$82,571	10.13%
Minimum regulatory requirement	$34,418	4.00%	$32,612	4.00%
Central Valley Community Bank	$87,911	10.22%	$81,599	10.01%
Minimum requirement for “Well-Capitalized” institution	$42,994	5.00%	$40,743	5.00%
Minimum regulatory requirement	$34,395	4.00%	$32,594	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$90,866	18.24%	$82,571	16.20%
Minimum regulatory requirement	$19,926	4.00%	$20,383	4.00%
Central Valley Community Bank	$87,911	17.67%	$81,599	16.02%
Minimum requirement for “Well-Capitalized” institution	$29,848	6.00%	$30,554	6.00%
Minimum regulatory requirement	$19,899	4.00%	$20,369	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$97,299	19.53%	$89,136	17.49%
Minimum regulatory requirement	$39,853	8.00%	$40,767	8.00%
Central Valley Community Bank	$94,336	18.96%	$88,159	17.31%
Minimum requirement for “Well-Capitalized” institution	$49,747	10.00%	$50,923	10.00%
Minimum regulatory requirement	$39,798	8.00%	$40,738	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  Disallowed deferred tax assets deducted from Tier 1 capital were $53,000 and $1,427,000 at December 31, 2012 and 2011, respectively.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2012, the Company had unpledged securities totaling $304,622,000 available as a secondary source of liquidity and total cash and cash equivalents of $52,956,000.  Cash and cash equivalents at December 31, 2012 increased 18.19% compared to December 31, 2011.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.  Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality.  Consequently, expanding our loan portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.
As a means of augmenting our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2012, our available borrowing capacity includes approximately $40,000,000 in Federal funds lines with our correspondent banks and $129,034,000 in unused FHLB advances.  At December 31, 2012, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.  The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2012 and 2011:

Credit Lines (In thousands)	December 31, 2012	December 31, 2011
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$40,000	$44,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$133,034	$125,122
Balance outstanding	$4,000	$4,000
Collateral pledged	$94,368	$112,926
Fair value of collateral	$94,809	$114,214
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$127	$551
Balance outstanding	$—	$—
Collateral pledged	$115	$542
Fair value of collateral	$129	$562

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $162,851,000 as of December 31, 2012 compared to $129,005,000 as of December 31, 2011.  For a more detailed discussion of these financial instruments, see Note 12 to the audited Consolidated Financial Statements in this Annual Report.
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
These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources, as well as assessing and identifying the accounting treatments of contingencies and commitments.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions. The allowance for credit losses, deferred taxes assets and fair values of financial instruments are estimates which are particularly subject to change.

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

Share-Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of all share-based payments which consist of stock options granted to directors and employees.  The fair value of each option is estimated on the date of grant and amortized over the service period using a Black-Scholes-Merton based option valuation model that requires the use of assumptions to estimate the grant date fair value.  The estimates are based on assumptions on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  The calculation of the fair value of share based payments is by nature inexact, and represents management’s best estimate of the grant date fair value of the share based payments.  See Note 14 to the audited Consolidated Financial Statements in this Annual Report.

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
At December 31, 2012, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Market Risk section for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2012, 77.05% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2012, 79.64% of our time deposits matures within one year or less.  As of December 31, 2012, $4,000,000 of our short-term debt was fixed rate. The short-term debt matures in February 2013.
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
The ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment.  When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by an increasing interest rate environment and positively impacted by a decreasing interest rate environment.  Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by an increasing interest rate environment and negatively impacted by a decreasing interest rate environment.  In recent years, we have shifted our mix of assets from consisting primarily of loans to a current mix that is approximately half loans and half securities. The value of these securities is subject to interest rate risk, which we must monitor and manage successfully in order to prevent declines in value of these assets if interest rates rise in the future. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.
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
Approximately 77.05% of our loan portfolio is tied to adjustable rate indices and 40.48% of our loan portfolio reprices within 90 days.  As of December 31, 2012, we had 985 commercial and real estate loans totaling $183,929,000 with floors ranging from 3.25% to 8.25% and ceilings ranging from 7.50% to 25.00%.
The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2013 under the interest rate shock scenarios stated.  The table was prepared as of December 31, 2012, using a prime interest rate of 3.25%.

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates	Projected Net Interest Income	$ Change from Rates at December 31, 2013	% Change from Rates at December 31, 2013
(Dollars in thousands)
Up 300 bps	$39,902	$2,473	6.61%
Up 200 bps	38,969	1,540	4.11%
Up 100 bps	38,061	632	1.69%
Unchanged	37,429	—	—
Down 25 bps	36,898	(531)	(1.42)%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary
Fresno, California

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California
March 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows of Central Valley Community Bancorp and subsidiary (the “Company”) for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Central Valley Community Bancorp and subsidiary for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Perry-Smith LLP

Sacramento, California
March 16, 2011

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands, except share amounts)

	2012	2011
ASSETS
Cash and due from banks	$22,405	$19,409
Interest-earning deposits in other banks	30,123	24,467
Federal funds sold	428	928
Total cash and cash equivalents	52,956	44,804
Available-for-sale investment securities (Amortized cost of $381,074 at December 31, 2012 and $321,405 at December 31, 2011)	393,965	328,413
Loans, less allowance for credit losses of $10,133 at December 31, 2012 and $11,396 at December 31, 2011	385,185	415,999
Bank premises and equipment, net	6,252	5,872
Bank owned life insurance	12,163	11,655
Federal Home Loan Bank stock	3,850	2,893
Goodwill	23,577	23,577
Core deposit intangibles	583	783
Accrued interest receivable and other assets	11,697	15,027
Total assets	$890,228	$849,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$240,169	$208,025
Interest bearing	511,263	504,961
Total deposits	751,432	712,986
Short-term borrowings	4,000	—
Long-term debt	—	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	11,976	19,400
Total liabilities	772,563	741,541
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, issued and outstanding: 7,000 shares at December 31, 2012 and December 31, 2011	7,000	7,000
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 9,558,746 at December 31, 2012 and 9,547,816 at December 31, 2011	40,583	40,552
Retained earnings	62,496	55,806
Accumulated other comprehensive income, net of tax	7,586	4,124
Total shareholders’ equity	117,665	107,482
Total liabilities and shareholders’ equity	$890,228	$849,023
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2012, 2011, and 2010
(In thousands, except per share amounts)

	2012	2011	2010
Interest income:
Interest and fees on loans	$23,913	$26,098	$27,390
Interest on deposits in other banks	108	187	110
Interest on Federal funds sold	2	2	2
Interest and dividends on investment securities:
Taxable	3,289	4,548	5,472
Exempt from Federal income taxes	4,508	3,464	3,039
Total interest income	31,820	34,299	36,013
Interest expense:
Interest on deposits	1,630	2,662	3,713
Interest on junior subordinated deferrable interest debentures	107	100	102
Other	146	180	468
Total interest expense	1,883	2,942	4,283
Net interest income before provision for credit losses	29,937	31,357	31,730
Provision for credit losses	700	1,050	3,800
Net interest income after provision for credit losses	29,237	30,307	27,930
Non-interest income:
Service charges	2,774	2,903	3,225
Appreciation in cash surrender value of bank owned life insurance	391	382	392
Loan placement fees	631	274	300
Gain on disposal of other real estate owned	12	615	176
Net realized gain (loss) on sale of assets	4	(5)	(10)
Net realized gains (losses) on sales and calls of investment securities	1,639	298	(191)
Other-than-temporary impairment loss:
Total impairment loss	—	(31)	(1,587)
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	—	(31)	(1,587)
Federal Home Loan Bank dividends	36	9	11
Other income	1,755	1,826	1,395
Total non-interest income	7,242	6,271	3,711
Non-interest expenses:
Salaries and employee benefits	15,597	15,762	14,871
Occupancy and equipment	3,578	3,795	3,867
Regulatory assessments	652	845	1,191
Data processing expense	1,125	1,178	1,197
Advertising	558	735	669
Audit and accounting fees	514	491	496
Legal fees	185	335	495
Merger expenses	284	—	—
Other real estate owned	78	15	1,071
Amortization of core deposit intangibles	200	414	414
Other expense	4,503	4,670	4,460
Total non-interest expenses	27,274	28,240	28,731
Income before provision for (benefit from) income taxes	9,205	8,338	2,910
Provision for (benefit from) income taxes	1,685	1,861	(369)
Net income	$7,520	$6,477	$3,279
Net income	$7,520	$6,477	$3,279
Preferred stock dividends and accretion	350	486	395
Net income available to common shareholders	$7,170	$5,991	$2,884
Basic earnings per common share	$0.75	$0.63	$0.31
Diluted earnings per common share	$0.75	$0.63	$0.31
Cash dividends per common share	$0.05	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011, and 2010
(In thousands)

	2012	2011	2010
Net income	$7,520	$6,477	$3,279
Other Comprehensive Income:
Unrealized gains on securities:
Unrealized holding gains	7,522	5,632	2,290
Less: reclassification for net gains (losses) included in net income	1,639	267	(1,778)
Other comprehensive income, before tax	5,883	5,365	4,068
Tax expense related to items of other comprehensive income	(2,421)	(2,208)	(1,646)
Total other comprehensive income	3,462	3,157	2,422
Comprehensive income	$10,982	$9,634	$5,701

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011, and 2010
(In thousands, except share amounts)

	Preferred Stock						Common Stock			Accumulated Other Compre-hensive Income (Loss) (Net of Taxes)	Total Share-holders’ Equity
	Series A		Series B		Series C				Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2010	7,000	$6,819	1,359	$1,317	—	$—	8,949,754	$37,611	$46,931	$(1,455)	$91,223
Net income	—	—	—	—	—	—	—	—	3,279	—	3,279
Net change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	2,422	2,422
Conversion of preferred stock Series B, non-voting	—	—	(1,359)	(1,317)	—	—	258,862	1,317	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	239	—	—	239
Stock options exercised and related tax benefit	—	—	—	—	—	—	159,400	578	—	—	578
Preferred stock dividends and accretion	—	45	—	—	—	—	—	—	(395)	—	(350)
Balance, December 31, 2010	7,000	6,864	—	—	—	—	9,368,016	39,745	49,815	967	97,391
Net income	—	—	—	—	—	—	—	—	6,477	—	6,477
Net change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	3,157	3,157
Issuance of preferred stock Series C	—	—	—	—	7,000	7,000	—	—	—	—	7,000
Redemption of preferred stock Series A	(7,000)	(7,000)	—	—	—	—	—	—	—	—	(7,000)
Repurchase and retirement of common stock warrants	—	—	—	—	—	—	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	—	—	—	—	—	196	—	—	196
Stock options exercised and related tax benefit	—	—	—	—	—	—	179,800	796	—	—	796
Preferred stock dividends and accretion	—	136	—	—	—	—	—	—	(486)	—	(350)
Balance, December 31, 2011	—	—	—	—	7,000	7,000	9,547,816	40,552	55,806	4,124	107,482
Net income	—	—	—	—	—	—	—	—	7,520	—	7,520
Net change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	—	—	—	—	3,462	3,462
Stock-based compensation expense	—	—	—	—	—	—	—	108	—	—	108
Cash dividend payment ($0.05 per common share)	—	—	—	—	—	—	—	—	(480)	—	(480)
Repurchase and retirement of common stock	—	—	—	—	—	—	(58,100)	(488)	—	—	(488)
Stock options exercised and related tax benefit	—	—	—	—	—	—	69,030	411	—	—	411
Preferred stock dividends	—	—	—	—	—	—	—	—	(350)	—	(350)
Balance, December 31, 2012	—	$—	—	$—	7,000	$7,000	9,558,746	$40,583	$62,496	$7,586	$117,665

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2012, 2011, and 2010 (In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$7,520	$6,477	$3,279
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(311)	266	107
Depreciation	972	1,212	1,262
Accretion	(713)	(715)	(983)
Amortization	7,549	3,590	2,014
Stock-based compensation	108	196	239
Excess tax benefit from exercise of stock options	(26)	(116)	(28)
Provision for credit losses	700	1,050	3,800
Net other than temporary impairment losses on investment securities	—	31	1,587
Net realized (gains) losses on sales and calls of available-for-sale investment securities	(1,639)	(298)	191
Net (gain) loss on sale and disposal of equipment	(4)	5	10
Net gain on sale of other real estate owned	(12)	(615)	(66)
Write down of other real estate owned and other property	—	—	638
Increase in bank owned life insurance, net of expenses	(391)	(204)	(392)
Net gain on bank owned life insurance	—	(85)	—
Net (increase) decrease in accrued interest receivable and other assets	(19)	(700)	3,281
Net decrease in prepaid FDIC Assessments	513	705	981
Net (decrease) increase in accrued interest payable and other liabilities	(7,425)	8,515	594
Provision (benefit) for deferred income taxes	440	1,270	(2,337)
Net cash provided by operating activities	7,262	20,584	14,177
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(194,583)	(214,569)	(39,985)
Proceeds from sales or calls of available-for-sale investment securities	39,119	44,700	19,594
Proceeds from maturity and principal repayment of available-for-sale investment securities	90,798	35,951	28,058
Net decrease in loans	28,089	2,815	21,214
Proceeds from sale of other real estate owned	2,349	2,472	4,203
Purchases of premises and equipment	(1,353)	(1,246)	(595)
Purchases of bank owned life insurance	(116)	—	—
FHLB stock (purchased) redeemed	(957)	157	90
Proceeds from bank owned life insurance	—	146	—
Proceeds from sale of premises and equipment	5	—	5
Net cash (used in) provided by investing activities	(36,649)	(129,574)	32,584
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	53,265	87,928	33,877
Net decrease in time deposits	(14,819)	(25,437)	(23,548)
Repayments of short-term borrowings to Federal Home Loan Bank	—	(10,000)	(5,000)
Purchase and retirement of common stock	(488)	—	—
Proceeds from exercise of stock options	385	680	550
Repurchase of common stock warrant	—	(185)	—
Excess tax benefit from exercise of stock options	26	116	28
Cash dividend payments on common stock	(480)	—	—
Cash dividend payments on preferred stock	(350)	(307)	(349)
Net cash provided by financing activities	37,539	52,795	5,558
Increase (decrease) in cash and cash equivalents	8,152	(56,195)	52,319
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,804	100,999	48,680
CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,956	$44,804	$100,999

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2012, 2011, and 2010 (In thousands)

	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,939	$3,186	$4,485
Income taxes	$1,193	$826	$301
Non-cash investing and financing activities:
Redemption of preferred stock Series A and issuance of preferred stock Series C	$—	$7,000	$—
Transfer of loans to other real estate owned	$2,337	$244	$3,467
Assumption of other real estate owned liabilities	$—	$288	$—
Transfer of loans to other assets	$—	$209	$—
Accrued preferred stock dividends	$88	$88	$45

The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Central Valley Community Bancorp (the “Company”) was incorporated on February 7, 2000 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company in connection with its acquisition of Central Valley Community Bank (the “Bank”).  The Company became the sole shareholder of the Bank on November 15, 2000 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.
Service 1st Capital Trust I (the Trust) is a business trust formed by Service 1st for the sole purpose of issuing trust preferred securities.  The Company succeeded to all the rights and obligations of Service 1st in connection with the acquisition of Service 1st.  The Trust is a wholly-owned subsidiary of the Company.
The Bank operates 17 full service offices in Clovis, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, and Tracy, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.
The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The FDIC’s unlimited deposit insurance coverage on non-interest bearing transaction accounts mandated by the Dodd-Frank Act ended December 31, 2012. This coverage replaced the unlimited coverage under the Transaction Account Guarantee Program (“TAG”) and was confined to non-interest bearing accounts. Although the temporary coverage excluded interest-bearing NOW accounts, it did include interest on Lawyers Trust Accounts (IOLTAs). Beginning January 1, 2013, depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, will be insured by the FDIC up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank.
For financial reporting purposes, Service 1st Capital Trust I, is a wholly-owned subsidiary acquired in the merger of Service 1st Bancorp and formed for the exclusive purpose of issuing trust preferred securities. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability on the Company’s consolidated financial statements.  The Company’s investment in the common stock of the Trust is included in accrued interest receivable and other assets on the consolidated balance sheet.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. The allowance for credit losses, deferred taxes assets and fair values of financial instruments are estimates which are particularly subject to change.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, cash, due from banks with maturities less than 90 days, and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased.

Investment Securities - Investments are classified into the following categories:

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value. For the years ended December 31, 2012 and December 31, 2011, there were no transfers between categories. At December 31, 2012 and 2011, the Company had no held-to-maturity securities.
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
An investment security is impaired when its carrying value is greater than its fair value.  Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, for debt securities, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Loans - For all loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at principal balances outstanding net of deferred loan fees and costs, and the allowance for credit losses.  Interest is accrued daily based upon outstanding loan balances.  However, for all loans when, in the opinion of management, loans are considered impaired and the future collectibility of interest and principal is in serious doubt, a loan is placed on nonaccrual status and the accrual of interest income is suspended.  Any loan 90 days or more delinquent is automatically placed on nonaccrual status. Any interest accrued but unpaid is charged against income.  Payments received are applied to reduce principal to ensure collection.  Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectibility of principal is not in doubt, are applied first to principal until fully collected and then to interest.
Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are individually evaluated for impairment. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment. A loan placed on non-accrual status may be restored to accrual status when principal and interest are no longer past due and unpaid, or the loan otherwise becomes both well secured and in the process of collection. When a loan is brought current the Company must also have a reasonable assurance that the obligor has the ability to meet all contractual obligations in the future, that the loan will be repaid within a reasonable period of time, and that a minimum of six months of satisfactory repayment performance has occurred.
Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, and amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Allowance for Credit Losses - The allowance for credit losses is an estimate of probable credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
For all loan classes, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.
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
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management,  including but not limited to, consideration of historical losses by portfolio segment over the most recent 16 quarters, internal asset classifications, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
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
The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectibility of the portfolio. The most recent review of risk rating was completed in December 2012. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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
The general reserve component of the allowance for loan losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.  Inherent credit risk and qualitative reserve factors are inherently subjective and are driven by the repayment risk associated with each class of loans described below.

Commercial:
Commercial and industrial — Commercial and industrial loans are generally underwritten to existing cash flows of operating businesses.  Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Past due receivables indicate the borrower's capacity to repay their obligations may be deteriorating.
Agricultural land and production — Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Real Estate:
Owner Occupied — Real estate collateral secured by commercial or professional properties with repayment arising from the owner’s business cash flows.  To meet this classification, the owner’s operation must occupy no less than 50% of the real estate held.  Financial profitability and capacity to meet the cyclical nature of the industry and related real estate market over a significant timeframe is essential.
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
Agricultural real estate — Agricultural production loans secured by real estate generally possess a higher inherent risk of loss caused by changes in concentration of permanent plantings, government subsidies, and the value of the U.S. dollar affecting the export of commodities.
Commercial real estate — Commercial real estate loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans.  Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans.  Trends in vacancy rates of commercial properties impact the credit quality of these loans.  High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flows to service debt obligations.
Other Real Estate — Primarily loans secured by agricultural real estate for development and production of permanent plantings that have not reached maximum yields.  Also real estate loans where agricultural vertical integration exists in packing and shipping of commodities.  Risk is primarily based on the liquidity of the borrower to sustain payment during the development period.  In addition, weather conditions and commodity prices within obligor’s existing agricultural production may affect repayment.

Consumer:
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
Consumer and installment — An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period.  Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included. Consumer loans include credit card and other open ended unsecured consumer receivables. Credit card receivables and open ended unsecured receivables generally have a higher rate of default than all other portfolio segments and are also impacted by weak economic conditions and trends.  Credit card receivables and open ended unsecured receivables in homogeneous loan portfolio segments are not evaluated for specific impairment.
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

Bank Premises and Equipment - Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation.  Depreciation is determined using the straight-line method over the estimated useful lives of the related assets.  The useful lives of Bank premises are estimated to be between twenty and forty years.  The useful lives of improvements to Bank premises, furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.
The Bank evaluates premises and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

Federal Home Loan Bank (FHLB) Stock - The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Other Real Estate Owned - Other real estate owned (OREO) is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure.  Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses.  OREO is initially recorded at fair value less estimated disposition costs.  Fair value of OREO is generally based on an independent appraisal of the property.  Subsequent to initial measurement, OREO is carried at the lower of the recorded investment or fair value less disposition costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Revenues and expenses associated with OREO are reported as a component of noninterest expense when incurred.

Bank Owned Life Insurance - The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill - Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2012 and 2011 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2012, so goodwill was not required to be retested.

Intangible Assets - The intangible assets at December 31, 2012 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at December 31, 2012 was $583,000, net of $2,317,000 in accumulated amortization expense.  The carrying value at December 31, 2011 was $783,000, net of $2,117,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2012 and determined no impairment was necessary. Amortization expense recognized was $200,000 for 2012 and $414,000 for 2011 and 2010. The estimated aggregate amortization expense for each of the three succeeding fiscal years is estimated to be $200,000 for 2013 and 2014, and $183,000 for 2015.

Income Taxes - The Company files its income taxes on a consolidated basis with its Subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for (benefit from) income taxes.
Income tax expense represents the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.
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

Accounting for Uncertainty in Income Taxes - The Company uses a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return.  A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the more likely than not test, no tax benefit is recorded.
Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statement of income.

Retirement Plans - Employee 401(k) plan expense is the amount of employer matching contributions. Profit sharing plan expense is the amount of employer contributions. Contributions to the profit sharing plan are determined at the discretion of the Board of Directors. Deferred compensation and supplemental retirement plan expense is allocated over years of service.

Earnings Per Common Share - Basic earnings per common share (EPS), which excludes dilution, is computed by dividing income available to common shareholders (net income after deducting dividends on preferred stock and accretion of discount) by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, result in the issuance of common stock which shares in the earnings of the Company.  All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and splits and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash: - Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Share-Based Compensation - Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes-Merton model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2012, 2011, and 2010 were $26,000, $116,000, and $28,000, respectively.

Dividend Restriction: - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 2. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Reclassifications - Some items in the prior years’ financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior years’ net income or shareholders’ equity.

Recent Accounting Pronouncements

Impact of New Financial Accounting Standards

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. The additional disclosures are presented in Note 2: Fair Value Measurements. These new disclosure requirements were adopted by the Company in the first quarter of 2012, and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (“Topic 220”) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 13-02”). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 13-02 is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

2.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In accordance with applicable guidance, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Valuations within these levels are based upon:

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

The estimated carrying and fair values of the Company’s financial instruments are as follows:

	December 31, 2012
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,405	$22,405	$—	$—	$22,405
Interest-earning deposits in other banks	30,123	30,123	—	—	30,123
Federal funds sold	428	428	—	—	428
Available-for-sale investment securities	393,965	7,948	386,017	—	393,965
Loans, net	385,185	—	—	388,834	388,834
Federal Home Loan Bank stock	3,850	N/A	N/A	N/A	N/A
Accrued interest receivable	4,267	22	2,395	1,850	4,267
Financial liabilities:
Deposits	751,432	614,556	137,401	—	751,957
Short-term borrowings	4,000	—	4,016	—	4,016
Junior subordinated deferrable interest debentures	5,155	—	—	2,990	2,990
Accrued interest payable	174	—	149	25	174

	December 31, 2011
(In thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$19,409	$19,409
Interest-earning deposits in other banks	24,467	24,467
Federal funds sold	928	928
Available-for-sale investment securities	328,413	328,413
Loans, net	415,999	418,084
Federal Home Loan Bank stock	2,893	N/A
Accrued interest receivable	3,953	3,953
Financial liabilities:
Deposits	712,986	719,673
Long-term borrowings	4,000	4,146
Junior subordinated deferrable interest debentures	5,155	2,706
Accrued interest payable	230	230

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

The methods and assumptions used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents — The carrying amounts of cash and due from banks, interest-earning deposits in other banks, and Federal funds sold approximate fair values and are classified as Level 1.

(b) Available-for-Sale Investment Securities — Available-for-sale investment securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets. Fair values for available-for-sale investment securities classified in Level 2 are based on quoted market prices for similar securities in active markets. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.

(c) Loans — Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) FHLB Stock — It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(e) Deposits — Fair value of demand deposit, savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting resulting in a Level 1 classification. Fair value for fixed and variable rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities resulting in a Level 2 classification.

(f) Short-Term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(g) Other Borrowings — The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Accrued Interest Receivable/Payable — The fair value of accrued interest receivable and payable is based on the fair value hierarchy of the related asset or liability.

(i) Off-Balance Sheet Instruments — Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$9,454	$—	$9,454	$—
Obligations of states and political subdivisions	161,678	—	161,678	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	208,510	—	208,510	—
Private label residential mortgage backed securities	6,375	—	6,375	—
Other equity securities	7,948	7,948	—	—
Total assets measured at fair value on a recurring basis	$393,965	$7,948	$386,017	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities in active markets. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2012, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2012. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2012.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2012.

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Owner occupied	$194	$—	$—	$194
Real estate-construction and other land loans	4,863	—	—	4,863
Total real estate	5,057	—	—	5,057
Consumer:
Equity loans and lines of credit	233	—	—	233
Total consumer	233	—	—	233
Total impaired loans	$5,290	$—	$—	$5,290
Total assets measured at fair value on a non-recurring basis	$5,290	$—	$—	$5,290

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2012.
Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics.
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5,386,000 with a valuation allowance of $96,000 at December 31, 2012, resulting in an additional provision for loan losses of $19,000 for the year ended December 31, 2012.
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

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale investment securities in Level 2 are based on quoted market prices for similar securities in active markets. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2011. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2011.

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
Collateral dependent impaired loans with a carrying value of $19,876,000 were written down to their fair value of $15,508,000 resulting in an impairment charge of $4,368,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2011.

3.	INVESTMENT SECURITIES

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $12,891,000 at December 31, 2012 compared to an unrealized gain of $7,008,000 at December 31, 2011. The unrealized gain recorded is net of $5,305,000 and $2,884,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2012 and 2011, respectively.
The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$9,443	$34	$(23)	$9,454
Obligations of states and political subdivisions	151,312	10,751	(385)	161,678
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	206,465	3,152	(1,107)	208,510
Private label residential mortgage backed securities	6,258	323	(206)	6,375
Other equity securities	7,596	352	—	7,948
	$381,074	$14,612	$(1,721)	$393,965

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$149	$—	$—	$149
Obligations of states and political subdivisions	101,030	7,732	(331)	108,431
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	204,222	1,402	(1,080)	204,544
Private label residential mortgage backed securities	8,408	245	(1,255)	7,398
Other equity securities	7,596	295	—	7,891
`	$321,405	$9,674	$(2,666)	$328,413

Investment securities with unrealized losses at December 31, 2012 and 2011 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$3,590	$(23)	$—	$—	$3,590	$(23)
Obligations of states and political subdivisions	30,572	(385)	—	—	30,572	(385)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,764	(809)	18,024	(298)	94,788	(1,107)
Private label residential mortgage backed securities	—	—	2,886	(206)	2,886	(206)
	$110,926	$(1,217)	$20,910	$(504)	$131,836	$(1,721)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$1,194	$(20)	$2,598	$(311)	$3,792	$(331)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	105,902	(1,080)	—	—	105,902	(1,080)
Private label residential mortgage backed securities	32	(1)	4,917	(1,254)	4,949	(1,255)
	$107,128	$(1,101)	$7,515	$(1,565)	$114,643	$(2,666)

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
As of December 31, 2012, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at December 31, 2012, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2012 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies. Management retained the services of a third party in December 2012 to provide independent valuation and OTTI analysis of the private label residential mortgage backed securities (PLRMBS).
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
To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of December 31, 2012.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.
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

U.S. Government Agencies - At December 31, 2012, the Company held four U.S. Government agency securities of which two were in a loss position for less than 12 months and none were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. Government Agencies were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Obligations of States and Political Subdivisions - At December 31, 2012, the Company held 196 obligations of states and political subdivision securities of which 21 were in a loss position for less than 12 months and none were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2012, the Company held 200 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 50 were in a loss position for less than 12 months and 21 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Private Label Residential Mortgage Backed Securities - At December 31, 2012, the Company had a total of 23 PLRMBS with a remaining principal balance of $6,258,000 and a net unrealized gain of approximately $117,000.  17 of these securities account for $323,000 of the unrealized gains at December 31, 2012, offset by six of these securities with losses totaling $206,000.  Seven of these PLRMBS with a remaining principal balance of $4,806,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs. No credit related OTTI charges related to PLRMBS were recorded during the year ended December 31, 2012.
PLRMBS as of December 31, 2012 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected CDR Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$1,866	$1,798	$(68)	D	Fitch	11.58	22.40	51.00	97.25	—
CWALT 1	638	625	(13)	D	Fitch	15.38	11.21	65.59	100.73	—
CWALT 2	285	252	(33)	D	Fitch	16.96	12.54	62.99	101.38	(0.72)
FHAMS	1,673	1,826	153	D	Fitch	13.48	17.30	48.50	95.00	(0.66)
BAALT	65	50	(15)	C	Fitch	12.55	12.40	65.50	97.24	2.70
ABFS	235	159	(76)	D	S&P	8.28	8.85	50.64	97.46	—
CONHE	44	68	24	Caa2	Moody's	13.00	6.12	67.33	86.39	—
	$4,806	$4,778	$(28)

Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2012, 2011, and 2010 are shown below.

	Years Ended December 31,
(In thousands)	2012	2011	2010
Available-for-Sale Securities
Proceeds from sales or calls	$39,119	$44,700	$19,594
Gross realized gains from sales or calls	$2,121	$1,119	$296
Gross realized losses from sales or calls	$(482)	$(821)	$(487)

The Company did not have any held-to-maturity securities during the years ended December 31, 2012 or 2011.
The following tables provide a roll forward for the years ended December 31, 2012 and 2011 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	Years ended December 31,
(In thousands)	2012	2011
Beginning balance	$783	$1,387
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	31
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized losses for securities sold	—	(635)
Ending balance	$783	$783

The amortized cost and estimated fair value of investment securities at December 31, 2012 and 2011 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2012	Amortized Cost	Estimated Fair Value
Within one year	$150	$151
After one year through five years	10,355	11,250
After five years through ten years	20,256	22,176
After ten years	120,551	128,101
	151,312	161,678
Investment securities not due at a single maturity date:
U.S. Government agencies	9,443	9,454
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	206,465	208,510
Private label residential mortgage backed securities	6,258	6,375
Other equity securities	7,596	7,948
	$381,074	$393,965

December 31, 2011	Amortized Cost	Estimated Fair Value
Within one year	$569	$574
After one year through five years	8,705	9,480
After five years through ten years	20,553	22,179
After ten years	71,352	76,347
	101,179	108,580
Investment securities not due at a single maturity date:
U.S. Government agencies	—	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	204,222	204,544
Private label residential mortgage backed securities	8,408	7,398
Other equity securities	7,596	7,891
Total	$321,405	$328,413

     Investment securities with amortized costs totaling $81,245,000 and $102,527,000 and fair values totaling $89,343,000 and $109,119,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2012 and 2011, respectively.

4.	LOANS

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2012	% of Total loans	December 31, 2011	% of Total loans
Commercial:
Commercial and industrial	$77,956	19.7%	$78,089	18.3%
Agricultural land and production	26,599	6.7%	29,958	7.0%
Total commercial	104,555	26.4%	108,047	25.3%
Real estate:
Owner occupied	114,444	28.9%	113,183	26.4%
Real estate construction and other land loans	33,199	8.4%	33,047	7.7%
Commercial real estate	53,797	13.6%	62,523	14.6%
Agricultural real estate	28,400	7.2%	42,596	9.9%
Other real estate	8,098	2.0%	7,892	1.8%
Total real estate	237,938	60.1%	259,241	60.4%
Consumer:
Equity loans and lines of credit	42,932	10.9%	51,106	12.0%
Consumer and installment	10,346	2.6%	9,765	2.3%
Total consumer	53,278	13.5%	60,871	14.3%
Deferred loan fees, net	(453)		(764)
Total gross loans	395,318	100.0%	427,395	100.0%
Allowance for credit losses	(10,133)		(11,396)
Total loans	$385,185		$415,999

At December 31, 2012 and 2011, loans originated under Small Business Administration (SBA) programs totaling $5,586,000 and $6,421,000, respectively, were included in the real estate and commercial categories. Approximately $90,601,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $129,034,000 as of December 31, 2012. The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $754,000, $229,000, and $305,000 have been deferred as loan origination costs for the years ended December 31, 2012, 2011, and 2010, respectively.

5.	ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Balance, beginning of year	$11,396	$11,014	$10,200
Provision charged to operations	700	1,050	3,800
Losses charged to allowance	(2,850)	(1,532)	(4,122)
Recoveries	887	864	1,136
Balance, end of year	$10,133	$11,396	$11,014

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2012 and 2011 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2012	$2,266	$7,155	$1,836	$139	$11,396
Provision charged to operations	18	643	139	(100)	700
Losses charged to allowance	(123)	(1,966)	(761)	—	(2,850)
Recoveries	515	45	327	—	887
Ending balance, December 31, 2012	$2,676	$5,877	$1,541	$39	$10,133

Allowance for credit losses:
Beginning balance, January 1, 2011	$2,437	$5,836	$2,503	$238	$11,014
Provision charged to operations	(177)	1,403	(77)	(99)	1,050
Losses charged to allowance	(280)	(312)	(940)	—	(1,532)
Recoveries	286	228	350	—	864
Ending balance, December 31, 2011	$2,266	$7,155	$1,836	$139	$11,396

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2012 and December 31, 2011 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2012	$2,676	$5,877	$1,541	$39	$10,133
Ending balance: individually evaluated for impairment	$40	$465	$5	$—	$510
Ending balance: collectively evaluated for impairment	$2,636	$5,412	$1,536	$39	$9,623

Ending balance, December 31, 2011	$2,266	$7,155	$1,836	$139	$11,396
Ending balance: individually evaluated for impairment	$231	$3,764	$373	$—	$4,368
Ending balance: collectively evaluated for impairment	$2,035	$3,391	$1,463	$139	$7,028

The following table shows the ending balances of loans as of December 31, 2012 and December 31, 2011 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2012	$104,555	$237,938	$53,278	$395,771
Ending balance: individually evaluated for impairment	$2,405	$12,868	$1,832	$17,105
Ending balance: collectively evaluated for impairment	$102,150	$225,070	$51,446	$378,666

Loans:
Ending balance, December 31, 2011	$108,047	$259,241	$60,871	$428,159
Ending balance: individually evaluated for impairment	$3,857	$17,359	$2,428	$23,644
Ending balance: collectively evaluated for impairment	$104,190	$241,882	$58,443	$404,515

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$71,125	$824	$6,007	$—	$77,956
Agricultural land and production	26,599	—	—	—	26,599
Real Estate:
Owner occupied	107,281	1,831	5,332	—	114,444
Real estate construction and other land loans	18,517	3,377	11,305	—	33,199
Commercial real estate	44,880	3,952	4,965	—	53,797
Agricultural real estate	26,883	1,517	—	—	28,400
Other real estate	8,098	—	—	—	8,098
Consumer:
Equity loans and lines of credit	40,527	258	2,147	—	42,932
Consumer and installment	10,259	77	10	—	10,346
Total	$354,169	$11,836	$29,766	$—	$395,771

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$70,093	$2,595	$5,401	$—	$78,089
Agricultural land and production	29,958	—	—	—	29,958
Real Estate:
Owner occupied	105,308	3,125	4,750	—	113,183
Real estate construction and other land loans	15,717	4,056	13,274	—	33,047
Commercial real estate	47,323	5,035	10,165	—	62,523
Agricultural real estate	40,808	1,788	—	—	42,596
Other real estate	7,672	220	—	—	7,892
Consumer:
Equity loans and lines of credit	46,939	1,047	3,120	—	51,106
Consumer and installment	9,570	105	90	—	9,765
Total	$373,388	$17,971	$36,800	$—	$428,159

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$77,956	$77,956	$—	$—
Agricultural land and production	—	—	—	—	26,599	26,599	—	—
Real estate:	—				—	—
Owner occupied	—	213	—	213	114,231	114,444	—	1,575
Real estate construction and other land loans	—	—	—	—	33,199	33,199	—	6,288
Commercial real estate	—	—	—	—	53,797	53,797	—	—
Agricultural real estate	—	—	—	—	28,400	28,400	—	—
Other real estate	—	—	—	—	8,098	8,098	—	—
Consumer:					—	—
Equity loans and lines of credit	—	—	—	—	42,932	42,932	—	1,832
Consumer and installment	27	—	—	27	10,319	10,346	—	—
Total	$27	$213	$—	$240	$395,531	$395,771	$—	$9,695

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2011 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$57	$—	$236	$293	$77,796	$78,089	$—	$267
Agricultural land and production	—	—	—	—	29,958	29,958	—	—
Real estate:	—					—
Owner occupied	—	—	122	122	113,061	113,183	—	1,372
Real estate construction and other land loans	1,532	—	—	1,532	31,515	33,047	—	6,823
Commercial real estate	—	—	3,544	3,544	58,979	62,523	—	3,544
Agricultural real estate	—	—	—	—	42,596	42,596	—	—
Other real estate	—	—	—	—	7,892	7,892	—	—
Consumer:						—
Equity loans and lines of credit	123	—	97	220	50,886	51,106	—	2,354
Consumer and installment	29	74	—	103	9,662	9,765	—	74
Total	$1,741	$74	$3,999	$5,814	$422,345	$428,159	$—	$14,434

The following table shows information related to impaired loans by class at December 31, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—
Agricultural land and production	—	—	—
Total commercial	—	—	—
Real estate:
Owner occupied	—	—	—
Real estate construction and other land loans	1,352	1,888	—
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	1,352	1,888	—
Consumer:
Equity loans and lines of credit	1,523	1,834	—
Consumer and installment	—	—	—
Total consumer	1,523	1,834	—
Total with no related allowance recorded	2,875	3,722	—

With an allowance recorded:
Commercial:
Commercial and industrial	2,405	2,405	40
Agricultural land and production	—	—	—
Total commercial	2,405	2,405	40
Real estate:
Owner occupied	1,575	1,733	165
Real estate construction and other land loans	9,941	10,875	300
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	11,516	12,608	465
Consumer:
Equity loans and lines of credit	309	323	5
Consumer and installment	—	—	—
Total consumer	309	323	5
Total with an allowance recorded	14,230	15,336	510
Total	$17,105	$19,058	$510

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,140	$2,160	$—
Agricultural land and production	—	—	—
Total commercial	2,140	2,160	—
Real estate:
Owner occupied	231	243	—
Real estate construction and other land loans	1,532	1,906	—
Commercial real estate	1,801	1,801	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	3,564	3,950	—
Consumer:
Equity loans and lines of credit	—	—	—
Consumer and installment	—	—	—
Total consumer	—	—	—
Total with no related allowance recorded	5,704	6,110	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,717	1,718	231
Agricultural land and production	—	—	—
Total commercial	1,717	1,718	231
Real estate:
Owner occupied	1,141	1,216	268
Real estate construction and other land loans	10,911	11,490	2,130
Commercial real estate	1,743	1,743	1,366
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	13,795	14,449	3,764
Consumer:
Equity loans and lines of credit	2,354	2,581	350
Consumer and installment	74	74	23
Total consumer	2,428	2,655	373
Total with an allowance recorded	17,940	18,822	4,368
Total	$23,644	$24,932	$4,368

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$952	$—	$544	$—
Agricultural land and production	—	—	—	—
Total commercial	952	—	544	—
Real estate:
Owner occupied	1,053	—	1,100	—
Real estate construction and other land loans	4,933	—	1,690	—
Commercial real estate	301	—	1,591	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	6,287	—	4,381	—
Consumer:
Equity loans and lines of credit	1,561	—	357	—
Consumer and installment	6	—	—	—
Total consumer	1,567	—	357	—
Total with no related allowance recorded	9,486	—	5,282	—
	—
With an allowance recorded:	—
Commercial:	1,624,000	178,000	721,000	—
Commercial and industrial	1,581	226	505	181
Agricultural land and production	—	—	—	—
Total commercial	1,581	226	505	181
Real estate:		—		—
Owner occupied	633	—	1,193	—
Real estate construction and other land loans	6,490	375	6,544	230
Commercial real estate	145	—	849	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	7,268	375	8,586	230
Consumer:
Equity loans and lines of credit	600	—	1,640	—
Consumer and installment	37	—	101	—
Total consumer	637	—	1,741	—
Total with an allowance recorded	9,486	601	10,832	411
Total	$18,972	$601	$16,114	$411

Foregone interest on nonaccrual loans totaled $693,000, $954,000, and $1,228,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Troubled Debt Restructurings:

As of December 31, 2012 and 2011, the Company has a recorded investment in troubled debt restructurings of $16,655,000 and $19,811,000, respectively. The Company has allocated $487,000 and $3,217,000 of specific reserves for those loans at December 31, 2012 and 2011, respectively. The Company has committed to lend additional amounts totaling up to $700,000 as of December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.
For the years ending December 31, 2012 and 2011 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Real Estate:
Real Estate - Owner occupied	1	$425	$—	$425	$415
Consumer:
Equity loans and line of credit	1	75	—	75	72
Total	2	$500	—	$500	$487

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	2	$3,089	$—	$3,089	$2,791
Total commercial	2	3,089	—	3,089	2,791
Real Estate:
Owner occupied	1	1,074	—	1,074	1,019
Real estate construction and other land loans	3	11,094	—	11,094	10,911
Commercial real estate	1	1,110	—	1,110	1,110
Total real estate	5	13,278	—	13,278	13,040
Consumer
Equity loans and line of credit	1	2,271	—	2,271	1,648
Consumer and installment	—	—		—	—
Total consumer	1	2,271	—	2,271	1,648
Total	8	$18,638	$—	$18,638	$17,479

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There was one default on troubled debt restructurings within twelve months following the modification during the year ended December 31, 2012. The recorded investment in the one default is zero at December 31, 2012.
The troubled debt restructurings described above resulted in an increase to the specific reserves added to the allowance for credit losses of $152,000 during the year ending December 31, 2012 compared to $1,471,000 in specific reserves added to the allowance for credit losses during the year ending December 31, 2011. The commercial real estate restructured debt outstanding at December 31, 2011 was charged off and transferred to other real estate owned the first quarter of 2012. The property has subsequently been sold. Only one other restructured debt outstanding at December 31, 2011 reported above under real estate owner occupied was charged off during 2012.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

	December 31,
(In thousands)	2012	2011
Land	$838	$838
Buildings and improvements	3,362	3,354
Furniture, fixtures and equipment	8,351	7,813
Leasehold improvements	3,804	3,599
	16,355	15,604
Less accumulated depreciation and amortization	(10,103)	(9,732)
	$6,252	$5,872

Depreciation and amortization included in occupancy and equipment expense totaled $972,000, $1,212,000 and $1,262,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

7.	OTHER REAL ESTATE OWNED

The Company had no other real estate owned (OREO) at December 31, 2012 and 2011. The table below provides a summary of the change in other real estate owned (OREO) balances for the years ended December 31, 2012 and 2011.

	December 31,
(In thousands)	2012	2011
Balance, Beginning of year	$—	$1,325
Additions	2,337	532
Dispositions	(2,349)	(2,472)
Write-downs	—	—
Net gain on disposition	12	615
Balance, End of year	$—	$—

As of December 31, 2012 the Bank had no OREO properties. In 2012, the Bank foreclosed on six properties with net realizable values totaling $2,337,000 and sold them for a net gain of $12,000. Two of the properties the Bank foreclosed on were mini storage facilities which were collateralized by real estate with net realizable values totaling $2,098,000. The Company realized losses of $6,000 on the sale of the properties. The Bank received income of $90,000 during 2012 from operations of the storage facilities.
As of December 31, 2011 the Bank had no OREO properties. In 2011, the Bank foreclosed on three properties collateralized by real estate. During the year ended December 31, 2011, the remaining 12 units of the medical office condominium projects held at the end of 2010 along with the three other properties were sold. Proceeds from OREO sales totaled $2,472,000 during 2011. The Company realized a $615,000 net recovery from the sale of all units.

8.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
(In thousands)	2012	2011
Savings	$39,573	$31,267
Money market	173,486	181,731
NOW accounts	161,328	140,268
Time, $100,000 or more	91,880	102,577
Time, under $100,000	44,996	49,118
	$511,263	$504,961

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2013	$109,004
2014	8,572
2015	6,887
2016	1,505
2017	10,908
Thereafter	—
$136,876

Interest expense recognized on interest-bearing deposits consisted of the following:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Savings	$32	$47	$52
Money market	392	692	1,035
NOW accounts	270	321	447
Time certificates of deposit	936	1,602	2,179
	$1,630	$2,662	$3,713

9.	BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following (dollars in thousands):

December 31, 2012	December 31, 2011
Amount	Amount	Rate	Maturity Date
$4,000	$4,000	3.59%	February 12, 2013

4,000	4,000
(4,000)	—	Less short-term portion
$—	$4,000	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $4,016,000 and $15,272,000 and market values totaling $4,225,000 and $15,683,000 at December 31, 2012 and 2011, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of December 31, 2012 and 2011, the Company had no Federal funds purchased.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2012 and $44,000,000 at December 31, 2011, at interest rates which vary with market conditions.  The Bank also had a line of credit in the amount of $127,000 and $551,000 with the Federal Reserve Bank of San Francisco at December 31, 2012 and 2011, respectively which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $115,000 and $542,000 and market values totaling $129,000 and $562,000, respectively.  At December 31, 2012 and 2011, the Bank had no outstanding short-term borrowings under these lines of credit.

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2012, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
The Trust used the proceeds from the sale of the trust preferred securities to purchase approximately $5,155,000 in aggregate principal amount of Service 1st’s junior subordinated notes (the Notes).  The Notes bear interest at the same variable interest rate during the same quarterly periods as the trust preferred securities.  The Notes are redeemable by the Company on any January 7, April 7, July 7, or October 7 or at any time within 90 days following the occurrence of certain events, such as: (i) a change in the regulatory capital treatment of the Notes (ii) in the event the Trust is deemed an investment company or (iii) upon the occurrence of certain adverse tax events.  In each such case, the Company may redeem the Notes for their aggregate principal amount, plus any accrued but unpaid interest.
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2012, the rate was 1.94%.  Interest expense recognized by the Company for the years ended December 31, 2012, 2011, and 2010 was $107,000, $100,000 and $102,000, respectively.

11.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2012, 2011, and 2010 consisted of the following:

(In thousands)	Federal	State	Total
2012
Current	$1,196	$49	$1,245
Deferred	249	191	440
Provision for income taxes	$1,445	$240	$1,685
2011
Current	$686	$(95)	$591
Deferred	893	377	1,270
Provision for income taxes	$1,579	$282	$1,861
2010
Current	$1,472	$496	$1,968
Deferred	(1,677)	(660)	(2,337)
Benefit from income taxes	$(205)	$(164)	$(369)

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Based on management's analysis as of December 31, 2011, the Company established a deferred tax valuation allowance in the amount of $114,000 for California capital loss carryforwards. The balance of the allowance as of December 31, 2012, was $110,000.
Deferred tax assets (liabilities) consisted of the following:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Allowance for credit losses	$4,170	$4,690
Deferred compensation	3,832	3,660
Net operating loss carryover from acquisition	521	1,188
Bank premises and equipment	862	909
Mark to market adjustment	184	416
Other deferred taxes	253	231
Other than temporary impairment	282	282
Loan and investment impairment	352	352
State Enterprise Zone credit carry-forward	783	522
State capital loss carry-forward	110	114
Alternative minimum tax credit	1,025	530
State taxes	20	58
Other	7	—
Partnership income	77	74
Total deferred tax assets	12,478	13,026
Valuation allowance	(110)	(114)
Net deferred tax asset after valuation allowance	12,368	12,912
Deferred tax liabilities:
Finance leases	(2,548)	(2,650)
Unrealized gain on available-for-sale investment securities	(5,305)	(2,884)
Core deposit intangible	(240)	(322)
FHLB stock	(241)	(241)
Loan origination costs	(256)	(176)
Total deferred tax liabilities	(8,590)	(6,273)
Net deferred tax assets	$3,778	$6,639

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2012, 2011, and 2010 consisted of the following:

	2012	2011	2010
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	2.8%	3.6%	(3.7)%
Tax exempt investment security income, net	(16.7)%	(14.0)%	(34.7)%
Bank owned life insurance, net	(1.4)%	(1.6)%	(4.6)%
Solar credits	(1.4)%	(1.6)%	(5.4)%
Change in uncertain tax positions	0.5%	0.5%	(1.3)%
Other	0.5%	1.4%	3.0%
Effective tax rate	18.3%	22.3%	(12.7)%

At December 31, 2012, the Company had Federal and California net operating loss (“NOL”) carry-forwards of approximately $1,110,000 and $2,003,000, respectively. from the Service 1st acquisition, subject to an Internal Revenue Code (IRC) Sec. 382 annual limitation of $1,133,000.  Management expects to fully utilize the Service 1st Federal and California

NOL carry-forward.  The Federal NOL will begin to expire in 2028.  California suspended utilization of NOLs for 2009, 2010 and 2011 tax years for taxpayers with business income in excess of $500,000.  The California NOL will begin to expire in 2019.
The Company and its Subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  As of December 31, 2012, the Company had one state income tax examination in process. The outcome of the examination is not settled. There are currently no pending U.S. federal or local income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2009 and by the state and local taxing authorities for the years ended before December 31, 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2012	$255
Additions based on tax positions related to the current year	61
Reductions for tax positions of prior years	—
Balance at December 31, 2012	$316

This represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
During the years ended December 31, 2012, 2011, and 2010, the Company did not recognize any interest and penalties related to uncertain tax positions.

12.	COMMITMENTS AND CONTINGENCIES

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $1,947,000, $1,982,000 and $1,922,000 for the years ended December 31, 2012, 2011, and 2010, respectively.
Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2013	$1,941
2014	1,897
2015	1,719
2016	1,272
2017	883
Thereafter	3,870
$11,582

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The Bank had no reserve balances required at December 31, 2012.

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. The Bank had no uninsured deposits at December 31, 2012.

Financial Instruments With Off-Balance-Sheet Risk - The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments consist of commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.
The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and standby letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
(In thousands)	2012	2011
Commitments to extend credit	$162,261	$128,585
Standby letters of credit	$590	$420

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2012 and 2011.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2012, commercial loan commitments represent 59% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 31% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 10% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2012, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $110,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. There was no contingent allocation recorded at December 31, 2011

Concentrations of Credit Risk - At December 31, 2012, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.4% of total loans of which 26.4% were commercial and 71.0% were real-estate-related.
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

Contingencies - The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

13.	SHAREHOLDERS’ EQUITY

Regulatory Capital - The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC.  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
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
Management considers capital requirements as part of its strategic planning process.  The strategic plan calls for continuing increases in assets and liabilities, and if the capital required to support such increases is in excess of retained earnings, the Company may be required to go the capital markets.  The ability to obtain capital is dependent upon the capital markets as well as our performance.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.  The assessment of capital adequacy is dependent on several factors including asset quality, earnings trends, liquidity and economic conditions.  Maintenance of adequate capital levels is integral to providing stability to the Company.  The Company needs to maintain substantial levels of regulatory capital to give it maximum flexibility in the changing regulatory environment and to respond to changes in the market and economic conditions including acquisition opportunities.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2012 and 2011.  There are no conditions or events since those notifications that management believes have changed those categories.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$90,866	10.56%	$82,571	10.13%
Minimum regulatory requirement	$34,418	4.00%	$32,612	4.00%
Central Valley Community Bank	$87,911	10.22%	$81,599	10.01%
Minimum requirement for “Well-Capitalized” institution	$42,994	5.00%	$40,743	5.00%
Minimum regulatory requirement	$34,395	4.00%	$32,594	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$90,866	18.24%	$82,571	16.20%
Minimum regulatory requirement	$19,926	4.00%	$20,383	4.00%
Central Valley Community Bank	$87,911	17.67%	$81,599	16.02%
Minimum requirement for “Well-Capitalized” institution	$29,848	6.00%	$30,554	6.00%
Minimum regulatory requirement	$19,899	4.00%	$20,369	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$97,299	19.53%	$89,136	17.49%
Minimum regulatory requirement	$39,853	8.00%	$40,767	8.00%
Central Valley Community Bank	$94,336	18.96%	$88,159	17.31%
Minimum requirement for “Well-Capitalized” institution	$49,747	10.00%	$50,923	10.00%
Minimum regulatory requirement	$39,798	8.00%	$40,738	8.00%

Dividends - During 2012, the Bank declared and paid cash dividends to the Company in the amount of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company’s Board of Directors. The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. On October 17, 2012, the Board of Directors declared a $480,000 or $0.05 per common share cash dividend to shareholders of record at the close of business on November 15, 2012 which was paid on November 30, 2012. No dividends on common shares were declared in 2011 or 2010.
The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Financial Institutions to the lesser of (1) the bank’s retained earnings or (2) the bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2012, retained earnings of $15,504,000 were free of such restrictions.

Share Repurchase Plan - On August 15, 2012, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company's common stock. Under the program, the Company was to repurchase up to five percent of the Company's outstanding shares of common stock, or approximately 479,850 shares based on the shares outstanding as of August 15, 2012, for the period beginning on August 15, 2012 and ending February 15, 2013. During 2012, the Company repurchased and retired a total of 58,100 shares at an average price of $8.41 for a total cost of $488,000. The stock repurchase program was suspended after the Company entered into a Reorganization Agreement and Plan of Merger (the Merger Agreement) with Visalia Community Bank on December 19, 2012.

Stock Purchase Agreements - On December 23, 2009, the Company entered into Stock Purchase Agreements (Agreements) with a limited number of accredited investors (collectively, the Purchasers) to sell to the Purchasers a total of 1,264,952 shares of common stock, (Common Stock) at $5.25 per share and 1,359 shares of non-voting Series B Convertible Adjustable Rate Non-Cumulative Perpetual Preferred Stock (Series B Preferred Stock) at $1,000 per share, for an aggregate gross purchase price of $8,000,000 (the Offering) offset by issuance costs totaling $242,000.  The Offering closed on December 23, 2009, and the Company issued an aggregate of 1,264,952 shares of its Common Stock and an aggregate of 1,359 shares of its Preferred Stock upon its receipt of consideration in cash.
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
In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock. In August, 2011, the Company agreed to exchange 258,862 shares of the Company’s non-voting common stock to 258,862 shares of the Company’s voting common stock. The issuance of voting common stock was conducted in a privately negotiated transaction exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.

Capital Purchase Program — Small Business Lending Fund - On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the Preferred Shares) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock) originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction.
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
The Preferred Shares qualify as Tier 1 capital and pay non-cumulative dividends at an initial rate of 5% per annum.  The dividend rate may vary, but not exceed 5%, with any reductions in interest rate to be calculated by reference to increases over a baseline amount in the Company's small business lending activities. The Preferred Shares may be redeemed by the Company or by Treasury in the event that it is statutorily prevented from continuing to hold the Preferred Shares.
The Preferred Shares are non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Preferred Shares, (ii) any amendment to the rights of the Preferred Shares, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Shares.
If dividends on the Preferred Shares are not paid in full for six dividend periods, whether or not consecutive, the holders of the Preferred Shares will have the right to elect 2 directors.  The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The Company has paid all scheduled dividend payments as of December 31, 2012.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows:

	For the Years Ended December 31,
(In thousands, except share and per share amounts)	2012	2011	2010
Basic Earnings Per Common Share:
Net income	$7,520	$6,477	$3,279
Less: Preferred stock dividends and accretion	(350)	(486)	(395)
Income available to common shareholders	$7,170	$5,991	$2,884
Weighted average shares outstanding	9,587,784	9,522,066	9,209,858
Net income per common share	$0.75	$0.63	$0.31
Diluted Earnings Per Common Share:
Net income	$7,520	$6,477	$3,279
Less: Preferred stock dividends and accretion	(350)	(486)	(395)
Income available to common shareholders	$7,170	$5,991	$2,884
Weighted average shares outstanding	9,587,784	9,522,066	9,209,858
Effect of dilutive stock options and warrants	28,629	16,596	80,813
Weighted average shares of common stock and common stock equivalents	9,616,413	9,538,662	9,290,671
Net income per diluted common share	$0.75	$0.63	$0.31

Outstanding options and warrants of 352,319, 436,619, and 531,996 were not factored into the calculation of dilutive stock options at December 31, 2012, 2011, and 2010, respectively, because they were anti-dilutive.

14.	SHARED-BASED COMPENSATION

On December 31, 2012, the Company had two share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 317,799 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements. The plan expired on November 15, 2010. Outstanding options under this plan are exercisable until their expiration, however, no new options will be granted under this plan. The plan required that the option price may not be less than the fair market value of the stock at the date the option was granted, and that the option price must be paid in full at the time it is exercised. The options under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant. The vesting period was determined by the Board of Directors and was generally over 5 years.
In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The maximum number of shares that can be issued with respect to all awards under the plan is 476,000. Currently under the 2005 Plan, there are 181,490 shares reserved for issuance for options already granted to employees and 292,960 remain reserved for future grants as of December 31, 2012. The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant. The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.
In 2012, options to purchase 92,150 shares of common stock were granted from the 2005 Plan at exercise prices between $8.02 and $8.75. No options to purchase shares of the Company’s common stock were granted during the year ending December 31, 2011 from any of the Company’s stock based compensation plans. In 2010, options to purchase 15,200 shares of the Company’s common stock were granted from the 2000 Plan at an exercise price of $5.76 and options to purchase 67,800 shares of common stock were granted from the 2005 Plan at exercise prices between $5.30 and $5.76. All options were granted with an exercise price equal to the market value on the grant date.
The Company bases the fair value of the options previously granted on the date of grant using a Black-Scholes-Merton option pricing model that uses assumptions based on expected option life, the level of estimated forfeitures, dividend yields, expected stock volatility and the risk-free interest rate.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U.S. Treasury yield curve and the expected term of the options.  Historical data is used to determine the expected term of its stock options and dividend yields. In addition to these assumptions, management makes estates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the plans.
The fair value of each option is estimated on the date of grant using the following assumptions:

2012
Dividend yield	0.00%
Expected volatility	42%
Risk-free interest rate	0.71%
Expected option term	6.5 years

For the years ended December 31, 2012, 2011, and 2010, the compensation cost recognized for share based compensation was $108,000, $196,000, and $239,000, respectively. The recognized tax benefit for share based compensation expense was $16,000, $36,000, and $42,000 for 2012, 2011, and 2010, respectively.
A summary of the combined activity of the Plans for the year ended December 31, 2012 follows:

(Dollars in thousands, except per share amounts)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2012	511,019
Options granted	92,150	$8.03
Options exercised	(69,030)	$5.59
Options forfeited	(34,850)	$9.91
Options outstanding at December 31, 2012	499,289	$8.78	4.61	$284
Options vested or expected to vest at December 31, 2012	491,705	$8.80	4.55	$186
Options exercisable at December 31, 2012	358,279	$9.40	2.91	$181

Information related to the stock option plan during each year follows:

(In thousands, except per share amounts)	2012	2011	2010
Weighted-average per share grant-date fair value of options granted	$3.40	$—	$2.58
Intrinsic value of options exercised	$93	$417	$349
Cash received from options exercised	$385	$680	$550
Excess tax benefit realized for option exercises	$26	$116	$28
As of December 31, 2012, there was $374,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans. The cost is expected to be recognized over a weighted average period of 1.98 years. The total fair value of options vested was $140,000 and $123,000 for the years ended December 31,2012 and 2011, respectively.

15.	EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a six-month period in which they are credited with at least 1000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $210,000 and $150,000 to the profit sharing plan in 2012 and 2011, respectively. The Bank did not contribute to the profit sharing plan in 2010.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2012, 2011, and 2010, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a

50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2012, 2011, and 2010, the Bank made matching contributions totaling $388,000, $352,000, and $336,000, respectively.

Deferred Compensation Plan - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.32% at December 31, 2012).  At December 31, 2012 and 2011, the total net deferrals included in accrued interest payable and other liabilities were $1,978,000 and $2,297,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,308,000 and $3,205,000 and at December 31, 2012 and 2011, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2012, 2011, and 2010, was $103,000, $98,000, and $100,000, respectively.

Salary Continuation Plans - The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for fifteen years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2012, 2011, and 2010, totaled $658,000, $341,000, and $450,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $4,339,000 and $3,764,000 at December 31, 2012 and 2011, respectively.
In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $4,659,000 and $4,393,000 at December 31, 2012 and 2011, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2012, 2011, and 2010 totaled $150,000, $144,000, and $152,000, respectively.
In connection with the acquisition of Service 1st Bank, the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st.  The liability relates to change in control benefits associated with Service 1st’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2012 and 2011, the total amount of the liability was $1,807,000 and $1,694,000, respectively.  Expense recognized by the Bank in 2012, 2011 and 2010 associated with these plans was $184,000, $98,000, and $95,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $4,196,000, and $4,057,000 at December 31, 2012 and 2011, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2012, 2011, and 2010, was $150,000, $140,000, and $140,000, respectively.
The current annual tax-free interest rate on all life insurance policies is 5.17%.

16.	LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2012	$919
Disbursements	380
Amounts repaid	(583)
Balance, December 31, 2012	$716

Undisbursed commitments to related parties, December 31, 2012	$464

17. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011
(In thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$2,807	$969
Investment in Bank subsidiary	119,812	111,357
Other assets	576	508
Total assets	$123,195	$112,834
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	375	197
Total liabilities	5,530	5,352
Shareholders’ equity:
Preferred stock, Series C	7,000	7,000
Common stock	40,583	40,552
Retained earnings	62,496	55,806
Accumulated other comprehensive income, net of tax	7,586	4,124
Total shareholders’ equity	117,665	107,482
Total liabilities and shareholders’ equity	$123,195	$112,834

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011, and 2010
(In thousands)

	2012	2011	2010
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$3,000	$—	$—
Other income	3	3	3
Total income	3,003	3	3
Expenses:
Interest on junior subordinated deferrable interest debentures	107	100	102
Professional fees	140	148	147
Other expenses	587	352	329
Total expenses	834	600	578
Income (loss) before equity in undistributed net income of Subsidiary	2,169	(597)	(575)
Equity in undistributed net income of Subsidiary	4,993	6,854	3,657
Income before income tax benefit	7,162	6,257	3,082
Benefit from income taxes	358	220	197
Net income	7,520	6,477	3,279
Preferred stock dividend and accretion of discount	350	486	395
Income available to common shareholders	$7,170	$5,991	$2,884

Comprehensive income	$10,982	$9,634	$5,701

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$7,520	$6,477	$3,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary, net of distributions	(4,993)	(6,854)	(3,657)
Stock-based compensation	108	196	239
Tax benefit from exercise of stock options	(26)	(116)	(28)
Net (increase) decrease in other assets	(28)	(50)	170
Net increase (decrease) in other liabilities	179	(23)	23
Benefit for deferred income taxes	(15)	(36)	(43)
Net cash provided by (used in) operating activities	2,745	(406)	(17)
Cash flows from financing activities:
Cash dividend payments on common stock	(480)	—	—
Cash dividend payments on preferred stock	(350)	(307)	(349)
Share repurchase and retirement	(488)	—	—
Proceeds from exercise of stock options	385	680	550
Warrant purchase	—	(185)	—
Tax benefit from exercise of stock options	26	116	28
Net cash (used in) provided by financing activities	(907)	304	229
Increase (decrease) in cash and cash equivalents	1,838	(102)	212
Cash and cash equivalents at beginning of year	969	1,071	859
Cash and cash equivalents at end of year	$2,807	$969	$1,071

Cash paid during the year for interest	$109	$98	$101
Non-cash investing and financing activities:
Redemption of preferred stock Series A and issuance of preferred stock Series C	$—	$7,000	$—

18. PENDING ACQUISITION

On December 19, 2012, the Company and Visalia Community Bank, headquartered in Visalia, California, entered into a Reorganization Agreement and Plan of Merger (the Merger Agreement). Under the terms of the agreement, Visalia Community Bank with four branches in Visalia and one branch in Exeter, will merge with the Company’s subsidiary. The transaction is subject to customary closing conditions, including regulatory approvals and approval by Visalia Community Bank’s shareholders. The Company and Visalia Community Bank boards of directors have unanimously approved the transaction, which is expected to close in the second quarter of 2013.
The transaction is initially valued at approximately $22.1 million or $52.00 per share to Visalia Community Bank shareholders. The purchase price is to be paid half in cash and half in Company common stock. Based on a value of $8.75 per share of Company common stock, using the 30-day volume weighted average trading price at the time when the principal terms of the agreement were being established, in the aggregate approximately 1.263 million shares of Company common stock would be issued and $11,050,000 would be paid in cash. As a result, Visalia Community Bank shareholders would be entitled to receive approximately $26.00 and 2.97 shares of Company common stock per share. The total purchase price is subject to adjustments and closing conditions, including potential adjustments if the volume weighted average trading price of Company common shares rises or falls beyond certain levels prior to closing.

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(Dollars in thousands, except per share data)

	Q4 2012	Q3 2012	Q2 2012	Q1 2012	Q4 2011	Q3 2011	Q2 2011	Q1 2011
Net interest income	$7,189	$7,572	$7,510	$7,666	$8,016	$7,949	$7,794	$7,598
Provision for credit losses	200	—	100	400	300	400	250	100
Net interest income after provision for credit losses	6,989	7,572	7,410	7,266	7,716	7,549	7,544	7,498
Total non-interest income	1,829	2,284	1,471	1,658	1,336	1,595	1,597	1,748
Total non-interest expense	6,983	6,655	6,718	6,918	6,803	7,222	7,067	7,153
Provision for income taxes	193	745	454	293	541	514	301	505
Net income	$1,642	$2,456	$1,709	$1,713	$1,708	$1,408	$1,773	$1,588
Net income available to common shareholders	$1,554	$2,369	$1,622	$1,625	$1,622	$1,206	$1,674	$1,489
Basic earnings per share	$0.16	$0.25	$0.17	$0.17	$0.17	$0.13	$0.18	$0.16
Diluted earnings per share	$0.16	$0.25	$0.17	$0.17	$0.17	$0.13	$0.18	$0.16

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -	CONTROLS AND PROCEDURES

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Central Valley Community Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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
Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2012 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 20, 2013	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Date:	March 20, 2013	By:	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 20, 2013
Daniel J. Doyle,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross		Date: March 20, 2013
David A. Kinross,
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Daniel N. Cunningham *		Date: March 20, 2013
Daniel N. Cunningham,
Chairman of the Board and Director

Sidney B. Cox *		Date: March 20, 2013
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 20, 2013
Edwin S. Darden, Director

Steven D. McDonald *		Date: March 20, 2013
Steven D. McDonald, Director

Louis McMurray *		Date: March 20, 2013
Louis McMurray, Director

William S. Smittcamp *		Date: March 20, 2013
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 20, 2013
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 20, 2013
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

10.84	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Thomas Sommer. (19)*

10.85	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry. (19)*

10.86	Securities Purchase Agreement, dated August 18, 2011, between the Company and the United States Department of Treasury. (20)

10.87	Letter Agreement, dated August 18, 2011, between the Company and the United States Department of Treasury. (20)

10.88	Share Exchange Agreement, dated August 23, 2011, among the Company and Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (20)

10.89	Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.90	Second Amended and Restated Life Insurance Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.91	Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.92	Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.93	Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.94	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.95	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.96	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.97	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Tom Sommer. (21)*

10.98	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Tom Sommer. (21)*

10.99	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp. (22)*

10.100	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham. (22)*

10.101	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray. (22)*

10.102	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald. (22)*

10.103	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Edwin S. Darden. (22)*

11	N/A

12	N/A

13	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23.1	Consent of Crowe Horwath LLP.

23.2	Consent of Perry-Smith LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer.

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference

(18)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2008, filed March 19, 2009 and incorporated herein by reference

(19)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(20)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(21)	Filed as Exhibit to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.

(22)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.