Form 10-Q
period 2013-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2013-05-15
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
 As of May 10, 2013 there were 9,561,086 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2013 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$19,297	$22,405
Interest-earning deposits in other banks	58,472	30,123
Federal funds sold	309	428
Total cash and cash equivalents	78,078	52,956
Available-for-sale investment securities (Amortized cost of $357,955 at March 31, 2013 and $381,074 at December 31, 2012)	367,962	393,965
Loans, less allowance for credit losses of $9,489 at March 31, 2013 and $10,133 at December 31, 2012	381,476	385,185
Bank premises and equipment, net	6,313	6,252
Bank owned life insurance	12,258	12,163
Federal Home Loan Bank stock	3,850	3,850
Goodwill	23,577	23,577
Core deposit intangibles	533	583
Accrued interest receivable and other assets	12,312	11,697
Total assets	$886,359	$890,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$226,758	$240,169
Interest bearing	510,001	511,263
Total deposits	736,759	751,432
Short-term borrowings	—	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	27,230	11,976
Total liabilities	769,144	772,563
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, issued and outstanding: 7,000 shares at March 31, 2013 and December 31, 2012	7,000	7,000
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 9,559,446 at March 31, 2013 and 9,558,746 at December 31, 2012	40,612	40,583
Retained earnings	63,714	62,496
Accumulated other comprehensive income, net of tax	5,889	7,586
Total shareholders’ equity	117,215	117,665
Total liabilities and shareholders’ equity	$886,359	$890,228

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2013	2012
INTEREST INCOME:
Interest and fees on loans	$5,411	$6,084
Interest on deposits in other banks	30	18
Interest and dividends on investment securities:
Taxable	401	1,073
Exempt from Federal income taxes	1,338	1,037
Total interest income	7,180	8,212
INTEREST EXPENSE:
Interest on deposits	293	481
Interest on junior subordinated deferrable interest debentures	25	29
Other	17	36
Total interest expense	335	546
Net interest income before provision for credit losses	6,845	7,666
PROVISION FOR CREDIT LOSSES	—	400
Net interest income after provision for credit losses	6,845	7,266
NON-INTEREST INCOME:
Service charges	698	689
Appreciation in cash surrender value of bank owned life insurance	96	94
Loan placement fees	165	128
Net realized gains on sales of investment securities	813	347
Federal Home Loan Bank dividends	22	4
Other income	432	398
Total non-interest income	2,226	1,660
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,019	4,129
Occupancy and equipment	901	881
Regulatory assessments	143	156
Data processing expense	303	294
Advertising	142	140
Audit and accounting fees	135	128
Legal fees	31	28
Loss on disposal of other real estate owned	—	2
Amortization of core deposit intangibles	50	50
Other expense	1,209	1,112
Total non-interest expenses	6,933	6,920
Income before provision for income taxes	2,138	2,006
Provision for income taxes	355	293
Net income	$1,783	$1,713
Preferred stock dividends and accretion	87	88
Net income available to common shareholders	$1,696	$1,625
Net income per common share:
Basic earnings per share	$0.18	$0.17
Weighted average common shares used in basic computation	9,558,985	9,570,297
Diluted earnings per share	$0.18	$0.17
Weighted average common shares used in diluted computation	9,604,841	9,577,432
Cash dividend per common share	$0.05	$—

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2013	2012
Net income	$1,783	$1,713
Other Comprehensive Income:
Unrealized (losses) gains on securities:
Unrealized holdings (losses) gains	(2,071)	2,590
Less: reclassification for net gains included in net income	813	347
Other comprehensive income (loss), before tax	(2,884)	2,243
Tax benefit (expense) related to items of other comprehensive income	1,187	(923)
Total other comprehensive (loss) income	(1,697)	1,320
Comprehensive income	$86	$3,033

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,783	$1,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (decrease) increase in deferred loan fees	(146)	40
Depreciation	250	259
Accretion	(180)	(172)
Amortization	2,367	1,635
Stock-based compensation	25	50
Tax benefit from exercise of stock options	—	(20)
Provision for credit losses	—	400
Net realized gains on sales of available-for-sale investment securities	(813)	(347)
Net gain on sale of other real estate owned	—	2
Increase in bank owned life insurance, net of expenses	(96)	(94)
Net decrease in accrued interest receivable and other assets	745	304
Net (increase) decrease in prepaid FDIC assessments	(17)	121
Net decrease in accrued interest payable and other liabilities	(807)	(7,999)
(Benefit from) provision for deferred income taxes	(153)	350
Net cash provided by (used in) operating activities	2,958	(3,758)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(7,887)	(16,405)
Proceeds from sales or calls of available-for-sale investment securities	22,157	4,392
Proceeds from maturity and principal repayments of available-for-sale investment securities	23,585	17,855
Net decrease in loans	3,855	15,159
Proceeds from sale of other real estate owned	—	82
Purchases of premises and equipment	(311)	(659)
Purchases of bank owned life insurance	—	(147)
Net cash provided by investing activities	41,399	20,277
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(15,825)	(8,087)
Net increase (decrease) in time deposits	1,151	(1,503)
Repayments of short-term borrowings to Federal Home Loan Bank	(4,000)	—
Proceeds from exercise of stock options	4	235
Excess tax benefit from exercise of stock options	—	20
Cash dividend payments on common stock	(478)	—
Cash dividend payments on preferred stock	(87)	(88)
Net cash used in financing activities	(19,235)	(9,423)
Increase in cash and cash equivalents	25,122	7,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,956	44,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,078	$51,900
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$395	$592
Income taxes	$330	$100
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	$—	$2,337
Purchases of Available-for-sale investment securities, not yet settled	$16,060	$1,026
Accrued preferred stock dividends	$87	$88

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2012 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2013, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2013 and March 31, 2012 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2013 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Impact of New Financial Accounting Standards

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

Presentation of Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (“Topic 220”) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted this standard on March 31, 2013. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2.  Share-Based Compensation

For the three month periods ended March 31, 2013 and 2012, share-based compensation cost recognized was $25,000 and $50,000, respectively. The recognized tax benefits for stock option compensation expense were $4,000 and $9,000, respectively, for the three month periods ended March 31, 2013 and 2012.
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
     No options to purchase shares of the Company’s common stock were issued in the quarters ended March 31, 2013 and 2012 from either of the Company’s stock based compensation plans.
A summary of the combined activity of the Company’s Stock Based Compensation Plans for the three month period ended March 31, 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2013	499,289	$8.78
Options exercised	(720)	$6.17
Options forfeited	(4,780)	$10.00
Options outstanding at March 31, 2013	493,789	$8.77	4.37	$499
Options vested or expected to vest at March 31, 2013	486,270	$8.79	4.31	$316
Options exercisable at March 31, 2013	355,829	$9.36	2.68	$307

The total intrinsic value of 720 options exercised in the three months ended March 31, 2013 was $2,000.
     Cash received from options exercised for the three months ended March 31, 2013 and 2012 was $4,000 and $235,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $0 and $20,000 for the three months ended March 31, 2013 and 2012, respectively.
     As of March 31, 2013, there was $347,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under both plans.  The cost is expected to be recognized over a weighted average period of 3.78 years.

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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2013	2012
Net Income	$1,783	$1,713
Less: Preferred stock dividends and accretion	(87)	(88)
Income available to common shareholders	$1,696	$1,625
Weighted average shares outstanding	9,558,985	9,570,297
Basic earnings per share	$0.18	$0.17

Diluted Earnings Per share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2013	2012
Net Income	$1,783	$1,713
Less: Preferred stock dividends and accretion	(87)	(88)
Income available to common shareholders	$1,696	$1,625
Weighted average shares outstanding	9,558,985	9,570,297
Effect of dilutive stock options	45,856	7,135
Weighted average shares of common stock and common stock equivalents	9,604,841	9,577,432
Diluted earnings per share	$0.18	$0.17

During the three month periods ended March 31, 2013 and 2012, options to purchase 305,069 and 436,499 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities, all of which are classified available-for-sale.  As of March 31, 2013, $92,484,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $10,007,000 at March 31, 2013 compared to an unrealized gain of $12,891,000 at December 31, 2012.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2013
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$14,894	$70	$(16)	$14,948
Obligations of states and political subdivisions	149,843	9,166	(1,144)	157,865
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	179,915	1,826	(741)	181,000
Private label residential mortgage backed securities	5,707	618	(68)	6,257
Other equity securities	7,596	296	—	7,892
	$357,955	$11,976	$(1,969)	$367,962

	December 31, 2012
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$9,443	$34	$(23)	$9,454
Obligations of states and political subdivisions	151,312	10,751	(385)	161,678
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	206,465	3,152	(1,107)	208,510
Private label residential mortgage backed securities	6,258	323	(206)	6,375
Other equity securities	7,596	352	—	7,948
	$381,074	$14,612	$(1,721)	$393,965

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2013 and 2012 are shown below (in thousands):

	For the Quarter Ended March 31,
Available-for-Sale Securities	2013	2012
Proceeds from sales or calls	$22,157	$4,392
Gross realized gains from sales or calls	1,006	409
Gross realized losses from sales or calls	(193)	(62)

The provision for income taxes includes $335,000 and $143,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the periods ended March 31, 2013 and 2012

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$4,691	$(16)	$—	$—	$4,691	$(16)
Obligations of states and political subdivisions	49,708	(1,144)	—	—	49,708	(1,144)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	50,263	(553)	15,162	(188)	65,425	(741)
Private label residential mortgage backed securities	—	—	406	(68)	406	(68)
	$104,662	$(1,713)	$15,568	$(256)	$120,230	$(1,969)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$3,590	$(23)	$—	$—	$3,590	$(23)
Obligations of states and political subdivisions	30,572	(385)	—	—	30,572	(385)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,764	(809)	18,024	(298)	94,788	(1,107)
Private label residential mortgage backed securities	—	—	2,886	(206)	2,886	(206)
	$110,926	$(1,217)	$20,910	$(504)	$131,836	$(1,721)

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
     As of March 31, 2013, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2013 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2013 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in March 2013 to provide independent valuation and OTTI analysis on certain private label residential mortgage backed securities (PLRMBS).
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
     To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of March 31, 2013.  In performing the cash flow analysis for each security, the

Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.
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

U.S. Government Agencies

At March 31, 2013, the Company held five U.S. Government agency securities, of which two were in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Obligations of States and Political Subdivisions

At March 31, 2013, the Company held 193 obligations of states and political subdivision securities of which 36 were in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At March 31, 2013, the Company held 179 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 33 were in a loss position for less than 12 months and 20 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Private Label Residential Mortgage Backed Securities

At March 31, 2013, the Company had a total of 22 PLRMBS with a remaining principal balance of $5,707,000 and a net unrealized gain of approximately $550,000.  Four of these securities account for $68,000 of unrealized loss at March 31, 2013 offset by 18 of these securities with gains totaling $618,000.  Seven of these PLRMBS with a remaining principal balance of $4,370,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the three month period ended March 31, 2013.
     PLRMBS as of March 31, 2013 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$1,702	1,859	$157	D	Fitch	12.41	21.30	51.00	97.25	—
CWALT 1	595	610	15	D	Fitch	15.52	29.50	57.40	100.73	—
CWALT 2	257	237	(20)	D	Fitch	16.59	32.80	70.50	101.38	(1.00)
FHAMS	1,562	1,849	287	D	Fitch	12.75	19.10	49.20	95.00	(0.80)
BAALT	42	32	(10)	C	Fitch	12.87	12.30	50.70	97.24	2.07
ABFS	173	135	(38)	D	S&P	8.28	8.85	65.00	97.46	—
CONHE	39	63	24	Caa2	Moodys	13.00	6.12	67.33	86.39	—
TOTALS	$4,370	$4,785	$415

The following tables provide a roll forward for the three month periods ended March 31, 2013 and 2012 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Quarter Ended March 31,
(In thousands)	2013	2012
Beginning balance	$783	$783
Amounts related to credit loss for which an OTTI charge was not previously recognized	17	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized losses for securities sold	—	—
Ending balance	$800	$783

The amortized cost and estimated fair value of investment securities at March 31, 2013 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2013	Amortized Cost	Estimated Fair Value
Within one year	$150	$151
After one year through five years	11,280	12,258
After five years through ten years	19,073	20,776
After ten years	119,340	124,680
	149,843	157,865
Investment securities not due at a single maturity date:
U.S. Government agencies	14,894	14,948
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	179,915	181,000
Private label residential mortgage backed securities	5,707	6,257
Other equity securities	7,596	7,892
	$357,955	$367,962

Note 5.  Fair Value Measurements

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$19,297	$19,297	$—	$—	$19,297
Interest-earning deposits in other banks	58,472	58,472	—	—	58,472
Federal funds sold	309	309	—	—	309
Available-for-sale investment securities	367,962	7,892	360,070	—	367,962
Loans, net	381,476	—	—	385,322	385,322
Federal Home Loan Bank stock	3,850	N/A	N/A	N/A	N/A
Accrued interest receivable	3,725	24	2,243	1,458	3,725
Financial liabilities:
Deposits	736,759	598,732	138,646	—	737,378
Junior subordinated deferrable interest debentures	5,155	—	—	2,397	2,397
Accrued interest payable	114	—	89	25	114

	December 31, 2012
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,405	$22,405	$—	$—	$22,405
Interest-earning deposits in other banks	30,123	30,123	—	—	30,123
Federal funds sold	428	428	—	—	428
Available-for-sale investment securities	393,965	7,948	386,017	—	393,965
Loans, net	385,185	—	—	388,834	388,834
Federal Home Loan Bank stock	3,850	N/A	N/A	N/A	N/A
Accrued interest receivable	4,267	22	2,395	1,850	4,267
Financial liabilities:
Deposits	751,432	614,556	137,401	—	751,957
Short-term borrowings	4,000	—	4,016	—	4,016
Junior subordinated deferrable interest debentures	5,155	—	—	2,990	2,990
Accrued interest payable	174	—	149	25	174

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of March 31, 2013 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$14,948	$—	$14,948	$—
Obligations of states and political subdivisions	157,865	—	157,865	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	181,000	—	181,000	—
Private label residential mortgage backed securities	6,257	—	6,257	—
Other equity securities	7,892	7,892	—	—
Total assets measured at fair value on a recurring basis	$367,962	$7,892	$360,070	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2013, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at March 31, 2013. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2013.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost. There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2013. The impaired loans measured at fair value at December 31, 2012 are no longer recorded at fair value due to the impaired loans not having a specific reserve and any charge-offs. Impaired loans evaluated under the discounted cash flow method are excluded from assets measured at fair value on a non-recurring basis. The discounted cash flow methods as prescribed by topic is not a fair value measurement since the discount rate utilized is the loan's effective interest rate which is not a market rate. There were no changes in valuation techniques used during the three month period ended March 31, 2013.
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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2012:

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2012 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Owner occupied	$194	$—	$—	$194
Real estate-construction and other land loans	4,863	—	—	4,863
Total real estate	5,057	—	—	5,057
Consumer:
Equity loans and lines of credit	233	—	—	233
Total consumer	233	—	—	233
Total impaired loans	5,290	—	—	5,290
Total assets measured at fair value on a non-recurring basis	$5,290	$—	$—	$5,290

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2012
Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics.
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5,386,000 with a valuation allowance of $96,000 at December 31, 2012, resulting in an additional provision for loans losses of $19,000 for the year ended December 31, 2012. down to their fair value of $5,290,000, resulting in a valuation allowance of $510,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

Note 6.  Loans

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial:
Commercial and industrial	$75,511	19.3%	$77,956	19.7%
Agricultural land and production	25,884	6.6%	26,599	6.7%
Total commercial	101,395	25.9%	104,555	26.4%
Real estate:
Owner occupied	104,023	26.6%	114,444	28.9%
Real estate construction and other land loans	32,309	8.3%	33,199	8.4%
Commercial real estate	64,555	16.5%	53,797	13.6%
Agricultural real estate	31,727	8.1%	28,400	7.2%
Other real estate	9,891	2.5%	8,098	2.0%
Total real estate	242,505	62.0%	237,938	60.1%
Consumer:
Equity loans and lines of credit	39,490	10.1%	42,932	10.9%
Consumer and installment	7,882	2.0%	10,346	2.6%
Total consumer	47,372	12.1%	53,278	13.5%
Deferred loan fees, net	(307)		(453)
Total gross loans	390,965	100.0%	395,318	100.0%
Allowance for credit losses	(9,489)		(10,133)
Total loans	$381,476		$385,185

At March 31, 2013 and December 31, 2012, loans originated under Small Business Administration (SBA) programs totaling $4,736,000 and $5,586,000, respectively, were included in the real estate and commercial categories.

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
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During the quarter ended March 31, 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. Moving from a 16 quarter rolling average to a 20 quarter rolling average, did not have a material impact on the level of allowance required, but it did ensure that the significant loss years for the bank would continue to be factored into the general reserve analysis. Management determined that it was necessary to expand the look back period to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
The following table shows the summary of activities for allowance for credit losses as of and for the three month periods ended March 31, 2013 and 2012 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2013	$2,676	$5,877	$1,541	$39	$10,133
Provision charged to operations	241	(341)	(238)	338	—
Losses charged to allowance	(698)	—	(17)	—	(715)
Recoveries	42	—	29	—	71
Ending balance, March 31, 2013	$2,261	$5,536	$1,315	$377	$9,489

Allowance for credit losses:
Beginning balance, January 1, 2012	$2,266	$7,155	$1,836	$139	$11,396
Provision charged to operations	485	(542)	307	150	400
Losses charged to allowance	(106)	(1,473)	(90)	—	(1,669)
Recoveries	69	—	89	—	158
Ending balance, March 31, 2012	$2,714	$5,140	$2,142	$289	$10,285

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of March 31, 2013 and December 31, 2012 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2013	$2,261	$5,536	1,315	$377	$9,489
Ending balance: individually evaluated for impairment	$35	$552	18	$—	$605
Ending balance: collectively evaluated for impairment	$2,226	$4,984	1,297	$377	$8,884

Ending balance, December 31, 2012	$2,676	$5,877	$1,541	$39	$10,133
Ending balance: individually evaluated for impairment	$40	$465	$5	$—	$510
Ending balance: collectively evaluated for impairment	$2,636	$5,412	$1,536	$39	$9,623

The following table shows the ending balances of loans as of March 31, 2013 and December 31, 2012 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2013	$101,395	$242,505	$47,372	$391,272
Ending balance: individually evaluated for impairment	$1,809	$12,724	$1,807	$16,340
Ending balance: collectively evaluated for impairment	$99,586	$229,781	$45,565	$374,932

Loans:
Ending balance, December 31, 2012	$104,555	$237,938	$53,278	$395,771
Ending balance: individually evaluated for impairment	$2,405	$12,868	$1,832	$17,105
Ending balance: collectively evaluated for impairment	$102,150	$225,070	$51,446	$378,666

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$67,308	$1,796	$6,407	$—	$75,511
Agricultural land and production	25,884	—	—	—	25,884
Real Estate:
Owner occupied	96,149	2,618	5,256	—	104,023
Real estate construction and other land loans	18,754	2,453	11,102	—	32,309
Commercial real estate	55,537	3,926	5,092	—	64,555
Agricultural real estate	29,849	1,878	—	—	31,727
Other real estate	9,891	—	—	—	9,891
Consumer:
Equity loans and lines of credit	34,989	2,380	2,121	—	39,490
Consumer and installment	7,803	69	10	—	7,882
Total	$346,164	$15,120	$29,988	$—	$391,272

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$71,125	$824	$6,007	$—	$77,956
Agricultural land and production	26,599	—	—	—	26,599
Real Estate:
Owner occupied	107,281	1,831	5,332	—	114,444
Real estate construction and other land loans	18,517	3,377	11,305	—	33,199
Commercial real estate	44,880	3,952	4,965	—	53,797
Agricultural real estate	26,883	1,517	—	—	28,400
Other real estate	8,098	—	—	—	8,098
Consumer:
Equity loans and lines of credit	40,527	258	2,147	—	42,932
Consumer and installment	10,259	77	10	—	10,346
Total	$354,169	$11,836	$29,766	$—	$395,771

The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$23	$—	$—	$23	$75,488	$75,511	$—	$1,359
Agricultural land and production	—	—	—	—	25,884	25,884	—	—
Real estate:	—			—	—	—
Owner occupied	416	—	—	416	103,607	104,023	—	1,542
Real estate construction and other land loans	670	—	4,836	5,506	26,803	32,309	—	6,151
Commercial real estate	—	156	—	156	64,399	64,555	—	156
Agricultural real estate	—	—	—	—	31,727	31,727	—	—
Other real estate	—	—	—	—	9,891	9,891	—	—
Consumer:				—	—	—
Equity loans and lines of credit	—	—	—	—	39,490	39,490	—	1,807
Consumer and installment	21	—	—	21	7,861	7,882	—	—
Total	$1,130	$156	$4,836	$6,122	$385,150	$391,272	$—	$11,015

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$77,956	$77,956	$—	$—
Agricultural land and production	—	—	—	—	26,599	26,599	—	—
Real estate:	—
Owner occupied	—	213	—	213	114,231	114,444	—	1,575
Real estate construction and other land loans	—	—	—	—	33,199	33,199	—	6,288
Commercial real estate	—	—	—	—	53,797	53,797	—	—
Agricultural real estate	—	—	—	—	28,400	28,400	—	—
Other real estate	—	—	—	—	8,098	8,098	—	—
Consumer:
Equity loans and lines of credit	—	—	—	—	42,932	42,932	—	1,832
Consumer and installment	27	—	—	27	10,319	10,346	—	—
Total	$27	$213	$—	$240	$395,531	$395,771	$—	$9,695

The following table shows information related to impaired loans by class at March 31, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—
Agricultural land and production	—	—	—
Total commercial	—	—	—
Real estate:
Owner occupied	207	240	—
Real estate construction and other land loans	5,506	6,718	—
Commercial real estate	156	156	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	5,869	7,114	—
Consumer:
Equity loans and lines of credit	1,738	2,083	—
Consumer and installment	—	—	—
Total consumer	1,738	2,083	—
Total with no related allowance recorded	7,607	9,197	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,809	1,809	35
Agricultural land and production	—	—	—
Total commercial	1,809	1,809	35
Real estate:
Owner occupied	1,335	1,487	174
Real estate construction and other land loans	5,520	5,910	378
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	6,855	7,397	552
Consumer:
Equity loans and lines of credit	69	73	18
Consumer and installment	—	—	—
Total consumer	69	73	18
Total with an allowance recorded	8,733	9,279	605
Total	$16,340	$18,476	$605

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—
Agricultural land and production	—	—	—
Total commercial	—	—	—
Real estate:
Owner occupied	—	—	—
Real estate construction and other land loans	1,352	1,888	—
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	1,352	1,888	—
Consumer:
Equity loans and lines of credit	1,523	1,834	—
Consumer and installment	—	—	—
Total consumer	1,523	1,834	—
Total with no related allowance recorded	2,875	3,722	—

With an allowance recorded:
Commercial:
Commercial and industrial	2,405	2,405	40
Agricultural land and production	—	—	—
Total commercial	2,405	2,405	40
Real estate:
Owner occupied	1,575	1,733	165
Real estate construction and other land loans	9,941	10,875	300
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	11,516	12,608	465
Consumer:
Equity loans and lines of credit	309	323	5
Consumer and installment	—	—	—
Total consumer	309	323	5
Total with an allowance recorded	14,230	15,336	510
Total	$17,105	$19,058	$510

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$558	$—	$1,666	$—
Agricultural land and production	—	—	—	—
Total commercial	558	—	1,666	—
Real estate:
Owner occupied	835	—	227	—
Real estate construction and other land loans	5,007	—	4,990	—
Commercial real estate	26	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	5,868	—	5,217	—
Consumer:
Equity loans and lines of credit	1,691	—	1,243	—
Consumer and installment	—	—	—	—
Total consumer	1,691	—	1,243	—
Total with no related allowance recorded	8,117	—	8,126	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,821	33	1,514	71
Agricultural land and production	—	—	—	—
Total commercial	1,821	33	1,514	71
Real estate:
Owner occupied	747	—	1,009	—
Real estate construction and other land loans	6,480	86	3,704	99
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	7,227	86	4,713	99
Consumer:
Equity loans and lines of credit	223	—	176	—
Consumer and installment	17	—	73	—
Total consumer	240	—	249	—
Total with an allowance recorded	9,288	119	6,476	170
Total	$17,405	$119	$14,602	$170

Foregone interest on nonaccrual loans totaled $176,000 and $178,000 for the three month periods ended March 31, 2013 and 2012, respectively.

Troubled Debt Restructurings:

As of March 31, 2013 and 2012, the Company has a recorded investment in troubled debt restructurings of $15,741,000 and $17,764,000, respectively. The Company has allocated $605,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2013. The Company has committed to lend additional amounts totaling up to $550,000 as of March 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three month periods ending March 31, 2013 and 2012, no loans were modified as troubled debt restructurings.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2013 and March 31, 2012.

Note 8.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2013 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bancorp and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2013.
     The intangible assets at March 31, 2013 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bancorp in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at March 31, 2013 was $533,000 net of $2,367,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2013. Management performed an annual impairment test on core deposit intangibles as of September 30, 2012 and determined no impairment was necessary. Amortization expense recognized was $50,000 and $50,000 for the three month periods ended March 31, 2013 and 2012, respectively.

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
     Commitments to extend credit amounting to $148,950,000 and $162,851,000 were outstanding at March 31, 2013 and December 31, 2012, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $148,685,000 and $162,261,000 at March 31, 2013 and December 31, 2012, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     The Company has undisbursed portions of construction loans totaling $7,198,000 and $6,834,000 as of March 31, 2013 and December 31, 2012, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements established in the contract. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $265,000 and $590,000 were outstanding at March 31, 2013 and December 31, 2012, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2013 and December 31, 2012.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2013 and December 31, 2012, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $110,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
     The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2013, the Company maintained a deferred tax valuation allowance of $110,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the three months ended March 31, 2013 and 2012, the Company increased its reserve by $15,000 and $14,000, respectively, for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Note 11.  Borrowing Arrangements

As of March 31, 2013, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances. At December 31, 2012, the Company held $4,000,000 in short term FHLB advances with a rate of 3.59% and a maturity date of February 12, 2013.

FHLB advances are secured by investment securities with amortized costs totaling $6,190,000 and $4,016,000, and market values totaling $6,410,000 and $4,225,000 at March 31, 2013 and December 31, 2012, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of March 31, 2013 and December 31, 2012, the Company had no Federal funds purchased.

Note 12.  Pending Merger

During the fourth quarter 2012, the Company announced the pending merger with Visalia Community Bank which has three full-service offices in Visalia and one branch in Exeter. The transaction, which is expected to close in the second quarter of 2013, is subject to customary closing conditions, including regulatory approvals and approval by Visalia Community Bank’s shareholders.

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

There have been no material changes to the Company’s critical accounting policies during 2013.  Please refer to the Company’s 2012 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.

This discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Three Months of 2013

For the three months ended March 31, 2013, our consolidated net income was $1,783,000 compared to net income of $1,713,000 for the same period in 2012.  Diluted EPS was $0.18 for the first three months of 2013 compared to $0.17 for the first three months of 2012.  Net income increased 4.09%, primarily driven by decreases in interest expense and increases in non-interest income, partially offset by decreases in interest income in 2013 compared to 2012. During the three month period ended March 31, 2013, our net interest margin (fully tax equivalent basis) decreased 52 basis points to 3.85%.  Net interest income before the provision for credit losses decreased $821,000 or 10.71%.  Non-interest income increased $566,000 or 34.10%, provision for credit losses decreased $400,000, and non-interest expense increased $13,000 or 0.19% in the first three months of 2013 compared to 2012.

Annualized return on average equity for the three months ended March 31, 2013 was 6.07% compared to 6.19% for the same period in 2012.  Annualized return on average assets was 0.82% for the three months ended March 31, 2013 and 2012.  Total average equity was $117,457,000 for the three months ended March 31, 2013 compared to $110,675,000 for the same period in 2012.  The growth in capital was driven by net income during the period, partially offset by a decrease in other comprehensive income and cash dividends paid.

Our average total assets increased $34,870,000 or 4.17% in the first three months of 2013 compared to the same period in 2012.  Total average interest-earning assets increased $33,966,000 or 4.52% comparing the first three months of 2013 to the same period in 2012.  Average total loans decreased $22,007,000 or 5.33% while average total investments increased $54,066,000 or 15.58% in the three month period ended March 31, 2013 compared to the same period in 2012.  Average interest-bearing liabilities increased $8,859,000 or 1.74% over the same period.

Our net interest margin (fully tax equivalent basis) for the first three months ended March 31, 2013 was 3.85% compared to 4.37% for the same period in 2012.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 64 basis points to 4.02% for the three month period ended March 31, 2013 compared to 4.66% for the same period in 2012. The decrease in higher-yielding loans, combined with the increase in lower-yielding investments contributed to the decrease in the Company’s net interest margin.  For the three months ended March 31, 2013, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 62 basis points, while the effective yield on loans decreased 33 basis points.  The cost of total interest-bearing liabilities decreased 17 basis points to 0.26% compared to 0.43% for the same period in 2012.  The cost of total deposits, including noninterest bearing accounts, decreased 11 basis points to 0.16% for the three months ended March 31, 2013 compared to 0.27% for the same period in 2012.

Net interest income before the provision for credit losses for the first quarter of 2013 was $6,845,000 compared to $7,666,000 for the same period in 2012, a decrease of $821,000 or 10.71%.  Net interest income before the provision for credit losses decreased as a result of the decrease in interest income. The Bank had non-accrual loans totaling $11,015,000 at March 31, 2013, compared to $9,695,000 at December 31, 2012 and $10,142,000 at March 31, 2012.  The Company had no other real estate owned at March 31, 2013 or December 31, 2012, compared to $2,253,000 at March 31, 2012.

At March 31, 2013, we had total net loans of $381,476,000, total assets of $886,359,000, total deposits of $736,759,000, and shareholders’ equity of $117,215,000.

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

During the fourth quarter 2012, the Company announced the pending merger with Visalia Community Bank which has three full-service offices in Visalia and one branch in Exeter. The transaction, which is expected to close in the second quarter of 2013, is subject to customary closing conditions, including regulatory approvals and approval by Visalia Community Bank's shareholders.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is measured in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 6.07% for the three months ended March 31, 2013 compared to 6.56% for the year ended December 31, 2012 and 6.19% for the three months ended March 31, 2012.  Our net income for the three months ended March 31, 2013 increased $70,000 or 4.09% to $1,783,000 compared to $1,713,000 for the three months ended March 31, 2012.  Net income increased due to a decrease in interest expense and a decrease in the provision for credit losses, partially offset by a decrease in interest income, increases in non-interest expenses, and an increase in tax expense. Net interest margin (NIM) decreased 52 basis points comparing the three month periods ended March 31, 2013 and 2012.  Diluted EPS was $0.18 for the three months ended March 31, 2013 and $0.17 for the same period in 2012.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to measure our performance compared with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2013 was 0.82% compared to 0.88% for the year ended December 31, 2012 and 0.82% for the three months ended March 31, 2012.  The decrease in ROA compared to December 2012 is due to the decrease in net income relative to total average assets.  Average assets for the three months ended March 31, 2013 were $870,418,000 compared to $853,078,000 for the year ended December 31, 2012.  ROA for our peer group was 0.85% for the year ended December 31, 2012.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 3.85% for the three months ended March 31, 2013, compared to 4.37% for the same period in 2012.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  The decrease in higher-yielding loans, combined with the increase in lower-yielding investments contributed to the decrease in the Company’s net interest margin. In comparing the two periods, the effective yield on total earning assets decreased 64 basis points, while the cost of total interest bearing liabilities decreased 17 basis points and the cost of total deposits decreased 11 basis points.  The Company’s total cost of deposits for the three months ended March 31, 2013 was 0.16% compared to 0.27% for the same period in 2012.  At March 31, 2013, 30.69% of the Company’s average deposits were non-interest bearing compared to 33.54% for the Company’s peer group as of December 31, 2012.  Net interest income before the provision for credit losses for the three month period ended March 31, 2013 was $6,845,000 compared to $7,666,000 for the same period in 2012.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities. Non-interest income for the three months ended March 31, 2013 increased $566,000 or 34.10%, to $2,226,000 compared to $1,660,000 for the three months ended March 31, 2012.  The increase resulted primarily from an increase in net realized gains on sales and calls of investment securities and an increase in loan placement fees compared to the comparable 2012 period.  Further detail of non-interest income is provided below.

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

The Company had non-performing loans totaling $11,015,000 or 2.82% of total loans as of March 31, 2013 and $9,695,000 or 2.45% of total loans at December 31, 2012.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectibility has been reasonably assured.  The Company had no other real estate owned at March 31, 2013 or December 31, 2012. The Company’s ratio of non-performing assets as a percentage of total assets was 1.24% as of March 31, 2013 and 1.09% at December 31, 2012.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $3,869,000 or 0.43% during the three months months ended March 31, 2013 to $886,359,000 compared to $890,228,000 as of December 31, 2012.  Total gross loans decreased $4,353,000 to $390,965,000 as of March 31, 2013 compared to $395,318,000 as of December 31, 2012.  Total deposits decreased 1.95% to $736,759,000 as of March 31, 2013 compared to $751,432,000 as of December 31, 2012.  Our loan to deposit ratio at March 31, 2013 was 53.07% compared to 52.61% at December 31, 2012.  The loan to deposit ratio of our peers was 69.33% at December 31, 2012.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of March 31, 2013, the Company and the Bank were “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the "Capital" section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 83.35% for the first three months of 2013 compared to 75.81% for the first three months of 2012.  The deterioration in the efficiency ratio is primarily due to a decrease in net interest income.  Further discussion of the decrease in net interest income and increase in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains (losses), decreased 8.03% to $8,258,000 for the first three months of 2013 compared to $8,979,000 for the same period in 2012, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 1.12% to $6,883,000 from $6,807,000 for the same period in 2012.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $222,374,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012:

Net income increased to $1,783,000 for the three months ended March 31, 2013 compared to $1,713,000 for the three months ended March 31, 2012.  Basic and diluted earnings per share for March 31, 2013 were $0.18. Basic and diluted earnings per share for the same period in 2012 were $0.17. Annualized ROE was 6.07% for the three months ended March 31, 2013 compared to 6.19% for the three months ended March 31, 2012.  Annualized ROA for the three month periods ended March 31, 2013 and 2012 was 0.82%.

The increase in net income for the three months ended March 31, 2013 compared to the same period in 2012 can be attributed to a decrease in interest expense and an increase in non-interest income, partially offset by a decrease in interest income, an increase in non-interest expense and an increase in income tax expense. The increase in non-interest income is primarily due to increased net gains on sales and calls of investment securities and increased loan placement fees. Non-interest expenses increased due to a increase in legal fees, advertising, data processing expenses, audit and accounting fees and occupancy and equipment, partially offset by decreases in salaries and employee benefits.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$31,249	$30	0.39%	$29,059	$18	0.25%
Securities
Taxable securities	220,593	402	0.73%	219,312	1,073	1.96%
Non-taxable securities (1)	148,847	2,027	5.45%	98,050	1,571	6.41%
Total investment securities	369,440	2,429	2.63%	317,362	2,644	3.33%
Federal funds sold	327	—	0.30%	529	—	0.30%
Total securities and interest-earning deposits	401,016	2,459	2.45%	346,950	2,662	3.07%
Loans (2) (3)	380,075	5,411	5.77%	401,132	6,084	6.10%
Federal Home Loan Bank stock	3,850	22	2.29%	2,893	4	0.56%
Total interest-earning assets	784,941	$7,892	4.02%	750,975	$8,750	4.66%
Allowance for credit losses	(10,006)			(10,977)
Nonaccrual loans	10,598			11,548
Other real estate owned	—			871
Cash and due from banks	19,150			19,011
Bank premises and equipment	6,237			6,056
Other non-earning assets	59,498			58,064
Total average assets	$870,418			$835,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$201,973	$72	0.14%	$175,452	$79	0.18%
Money market accounts	169,302	57	0.14%	173,287	113	0.26%
Time certificates of deposit, under $100,000	54,460	55	0.41%	50,350	88	0.70%
Time certificates of deposit, $100,000 and over	84,179	109	0.53%	99,882	201	0.81%
Total interest-bearing deposits	509,914	293	0.23%	498,971	481	0.39%
Other borrowed funds	7,071	42	2.41%	9,155	65	2.86%
Total interest-bearing liabilities	516,985	$335	0.26%	508,126	$546	0.43%
Non-interest bearing demand deposits	225,814			205,548
Other liabilities	10,162			11,199
Shareholders’ equity	117,457			110,675
Total average liabilities and shareholders’ equity	$870,418			$835,548
Interest income and rate earned on average earning assets		$7,892	4.02%		$8,750	4.66%
Interest expense and interest cost related to average interest-bearing liabilities		335	0.26%		546	0.43%
Net interest income and net interest margin (4)		$7,557	3.85%		$8,204	4.37%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $689 and $534 in 2013 and 2012 respectively.

(2)	Loan interest income includes loan fees of $30 in 2013 and $64 in 2012

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $673,000 or 11.06% for the three months ended March 31, 2013 compared to the same period in 2012.  Average total loans, including non-accrual loans, for the three months ended March 31, 2013 decreased $22,007,000 or 5.33% to $390,673,000 compared to $412,680,000 for the same period in 2012.  The yield on average loans decreased 33 basis points to 5.77% for the three months ended 2013 compared to 6.10% for the same period in 2012.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $359,000 in the first three months of 2013 to $1,769,000 compared to $2,128,000, for the same period in 2012.  The yield on average investments decreased 62 basis points to 2.45% for the three month period ended March 31, 2013 compared to 3.07% for the same period in 2012.  The increase of the balance of the investment portfolio from loan payoff and increases in deposits at significantly reduced yields decreased net interest income and contributed to the decrease in net interest margin. Average total investments for the first three months of 2013 increased $54,066,000 or 15.58% to $401,016,000 compared to $346,950,000 for the same period in 2012.  Income from investments represents 25.84% of net interest income for the first three months of 2013 compared to 27.76% for the same period in 2012.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2013, we held $187,257,000 or 50.89% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 0.68%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized gain on the available-for-sale investment portfolio was $5,889,000 at March 31, 2013 and is reflected in the Company’s equity.  At March 31, 2013, the average life of the investment portfolio was 5.43 years and the fair value of the portfolio reflected a pre-tax gain of $10,007,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). For the three months ended March 31, 2013 no OTTI was recorded. Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2013, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $29,714,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $16,539,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the three months ended March 31, 2013 decreased $1,032,000 or 12.57% to $7,180,000 compared to $8,212,000 for the three months ended March 31, 2012.  The decrease was due to the 64 basis point decrease in the yield on average interest earning assets.  The yield on interest earning assets decreased to 4.02% on a fully tax equivalent basis for the three months ended March 31, 2013 from 4.66% for the three months ended March 31, 2012, primarily due to the decrease in yields on investments and loans.  Average interest earning assets increased to $784,941,000 for the three months ended March 31, 2013 compared to $750,975,000 for the three months ended March 31, 2012.  The $33,966,000 increase in average earning assets can be attributed to the $54,066,000 increase in average investments offset by a $21,057,000 decrease in average loans.

Interest expense on deposits for the three months ended March 31, 2013 decreased $188,000 or 39.09% to $293,000 compared to $481,000 for the three months ended March 31, 2012.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 16 basis points to 0.23% for the three months ended March 31, 2013 from 0.39% in 2012 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 2.19% or $10,943,000 to $509,914,000 for the three months ended March 31, 2013 compared to $498,971,000 for the same period ended March 31, 2012.

Average other borrowed funds decreased $2,084,000 or 22.76% to $7,071,000 with an effective rate of 2.41% for the three months ended March 31, 2013 compared to $9,155,000 with an effective rate of 2.86% for the three months ended March 31, 2012.  As a result, total interest expense on other borrowed funds decreased $23,000 to $42,000 for the three months ended March 31, 2013 from $65,000 for the three months ended March 31, 2012.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term borrowings.  The effective rate of the FHLB advances was 3.59% for the three month periods ended March 31, 2013 and 2012.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities. Borrowings have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.90% and 2.17% at March 31, 2013 and 2012, respectively.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 17 basis points to 0.26% for the three month period ended March 31, 2013 compared to 0.43% for 2012, while the cost of total deposits decreased to 0.16% for the three month period ended March 31, 2013 compared to 0.27% for same period in 2012.  Average non-interest bearing demand deposits increased 9.86% to $225,814,000 in 2013 compared to $205,548,000 for 2012.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 30.69% in the three month period of 2013 compared to 29.18% for the same period in 2012.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2013 decreased by $821,000 or 10.71% to $6,845,000 compared to $7,666,000 for the same period in 2012.  The decrease was due to the 64 basis point decrease in the average rate on earning assets partially offset by a 16 basis point decrease in the average interest rate on deposits. Average interest earning assets were $784,941,000 for the three months ended March 31, 2013 with a net interest margin (fully tax equivalent basis) of 3.85% compared to $750,975,000 with a net interest margin (fully tax equivalent basis) of 4.37% for the three months ended March 31, 2012.  The $33,966,000 increase in average earning assets can be attributed to the $54,066,000 increase in total investments partially offset by a $21,057,000 decrease in average loans.  Average interest bearing liabilities increased 1.74% to $516,985,000 for the three months ended March 31, 2013, compared to $508,126,000 for the same period in 2012.  For the three months ended March 31, 2013, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 62 basis points, while the effective yield on loans decreased 33 basis points.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	March 31, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial and industrial	$1,761	19.3%	$2,071	19.7%
Agricultural land and production	500	6.6%	605	6.7%
Real estate:
Owner occupied	2,005	26.6%	2,153	28.9%
Real estate construction and other land loans	1,044	8.3%	1,035	8.4%
Commercial real estate	1,595	16.5%	1,886	13.6%
Agricultural real estate	582	8.1%	646	7.2%
Other real estate	310	2.5%	157	2.0%
Total real estate	5,536	62.0%	5,877	60.1%
Equity loans and lines of credit	997	10.1%	1,158	10.9%
Consumer and installment	318	2.0%	383	2.6%
Unallocated reserves	377		39
Total allowance for credit losses	$9,489		$10,133

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

There were no additions made to the allowance for credit losses in the first three months of 2013, compared to $400,000 for the same period in 2012.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the three months ended March 31, 2013, the Company had net charge offs totaling $644,000 compared to $1,511,000 for the same period in 2012.  The charged off loans were previously classified and sufficient funds were held in the allowance for credit losses as of December 31, 2012.

Nonperforming loans were $11,015,000 and $9,695,000 at March 31, 2013 and December 31, 2012, respectively, and $10,142,000 at March 31, 2012.  Nonperforming loans as a percentage of total loans were 2.82% at March 31, 2013 compared to 2.45% at December 31, 2012 and 2.48% at March 31, 2012.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 0.66% for the three months ended March 31, 2013, and 1.46% for the same period in 2012.  The annual net charge off ratios for 2012, 2011, and 2010 were 0.49%, 0.16% and 0.66%, respectively.

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

As of March 31, 2013, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $6,845,000 for the three months period ended March 31, 2013 and $7,266,000 for the same period in 2012.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $2,226,000 for the three months ended March 31, 2013 compared to $1,660,000 for the same period in 2012.  The $566,000 or 34.10% increase in non-interest income was primarily due to a $466,000 increase in net realized gains on sales and calls of investment securities, a $37,000 increase in loan placement fees, and an increase in customer service charges of $9,000.

During the three months ended March 31, 2013, we realized a net gain on sales and calls of investment securities of $813,000 compared to $347,000 for the same period in 2012.  The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges increased $9,000 or 1.31% to $698,000 for the first three months of 2013 compared to $689,000 for the same period in 2012. Loan placement fees increased $37,000 or 28.91% to $165,000 for the first three months of 2013 compared to $128,000 for the same period in 2012, primarily due to an increase in mortgage refinances.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $3,850,000 in FHLB stock.  We received dividends totaling $22,000 in the three months ended March 31, 2013, compared to $4,000 for the same period in 2012.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, other real estate owned expense, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $13,000 or 0.19% to $6,933,000 for the three months ended March 31, 2013, compared to $6,920,000 for the three months ended March 31, 2012.  The increase in 2013 was primarily due to a increase in occupancy and equipment expenses of $20,000, advertising fees of $2,000, legal fees of $3,000 and other non-interest expenses of $97,000 partially offset by an decrease in salaries and employee benefits of $110,000, and regulatory assessments of $13,000. First quarter 2013 other expenses included a write-down of $102,000 on equipment owned from a matured lease.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sales and calls of investments and OREO related gains and losses) was 83.35% for the first three months of 2013 compared to 75.81% for the three months ended March 31, 2012. The deterioration in the efficiency ratio is primarily due to a decrease in net interest income and a increase in operating expenses.

Salaries and employee benefits decreased $110,000 or 2.66% to $4,019,000 for the first three months of 2013 compared to $4,129,000 for the three months ended March 31, 2012.  Full time equivalents were 207 at March 31, 2013, compared to 210 at March 31, 2012.

Occupancy and equipment expense increased $20,000 or 2.27% to $901,000 for the three months ended March 31, 2013 compared to $881,000 for the three months ended March 31, 2012. The increase in 2013 was primarily due to increase in rent and depreciation expense for the premises. The Company made no changes in depreciation expense methodology.

Regulatory assessments decreased to $143,000 for the three month period ended March 31, 2013 compared to $156,000 for the same period in 2012.  The the assessment base for calculating the amount owed is average assets minus average tangible equity.

Other categories of non-interest expenses increased $97,000 or 8.72% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Quarter Ended March 31,
	2013		2012
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
ATM/debit card expenses	$109	0.05%	$86	0.04%
Internet banking expense	72	0.03%	69	0.03%
Amortization of software	58	0.03%	48	0.02%
Director fees and related expenses	55	0.03%	45	0.02%
Stationery/supplies	55	0.03%	55	0.03%
Telephone	45	0.02%	51	0.02%
Postage	43	0.02%	35	0.02%
Donations	42	0.02%	34	0.02%
Consulting	38	0.02%	84	0.04%
General insurance	30	0.01%	28	0.01%
License and maintenance contracts	28	0.01%	57	0.03%
Education/training	26	0.01%	33	0.02%
Appraisal fees	18	0.01%	6	—%
Merger expenses	8	—%	—	—%
Operating losses	1	—%	30	0.01%
Other	581	0.27%	451	0.22%
Total other non-interest expense	$1,209	0.56%	$1,112	0.53%

Provision for Income Taxes

Our effective income tax rate was 16.60% for the three months ended March 31, 2013 compared to 14.61% for the three months ended March 31, 2012. The Company reported an income tax provision of $355,000 for the three months ended March 31, 2013, compared to $293,000 for the three months ended March 31, 2012.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2013, the Company determined that the deferred tax valuation allowance in the amount of $110,000 for California capital loss carryforwards was appropriate.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $87,000 during the three months ended March 31, 2013 and preferred stock dividends and accretion of the CPP issuance discount on the amount of $88,000 during the comparable period in 2012.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2013 compared to December 31, 2012.

Total assets were $886,359,000 as of March 31, 2013, compared to $890,228,000 as of December 31, 2012, a decrease of 0.43% or $3,869,000.  Total gross loans were $390,965,000 as of March 31, 2013, compared to $395,318,000 as of December 31, 2012, a decrease of $4,353,000 or 1.10%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 0.52% or $2,227,000 to $426,743,000.  Total deposits decreased 1.95% or $14,673,000 to $736,759,000 as of March 31, 2013, compared to $751,432,000 as of December 31, 2012.  Shareholders’ equity decreased $450,000 or 0.38% to $117,215,000 as of March 31, 2013, compared to $117,665,000 as of December 31, 2012, due to a decrease in other comprehensive income, partially offset by a net increase in retained earnings. Accrued interest payable and other liabilities were $27,230,000 as of March 31, 2013, compared to $11,976,000 as of December 31, 2012, an increase of $15,254,000. March 31, 2013 other liabilities included an accrual of $16,060,000 for investment security purchases which settled after March 31, 2013.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2013, investment securities with a fair value of $92,484,000, or 25.13% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at March 31, 2013 was 53.07% compared to 52.61% at December 31, 2012.  The loan to deposit ratio of our peers was 69.33% at December 31, 2012.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 0.52% or $2,227,000 to $426,743,000 at March 31, 2013, from $424,516,000 at December 31, 2012.  The market value of the portfolio reflected an unrealized gain of $10,007,000 at March 31, 2013, compared to $12,891,000 at December 31, 2012.

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

Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2013 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2013 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in March 2013 to provide independent valuation and OTTI analysis on certain private label residential mortgage backed securities (PLRMBS).

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of March 31, 2013.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

At March 31, 2013, the Company held five U.S. Government agency securities, of which two were in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013, the Company held 193 obligations of states and political subdivision securities of which 36 were in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013, the Company held 179 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 33 were in a loss position for less than 12 months and 20 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013, the Company had a total of 22 PLRMBS with a remaining principal balance of $5,707,000 and a net unrealized loss of approximately $550,000.  Four of these securities account for the $68,000 of unrealized loss at March 31, 2013 offset by 18 of these securities with gains totaling $618,000.  Seven of these PLRMBS with a remaining principal balance of $4,370,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the three month period ended March 31, 2013.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $4,353,000 or 1.10% to $390,965,000 as of March 31, 2013, compared to $395,318,000 as of December 31, 2012.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	March 31, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial:
Commercial and industrial	$75,511	19.3%	$77,956	19.7%
Agricultural land and production	25,884	6.6%	26,599	6.7%
Total commercial	101,395	25.9%	104,555	26.4%
Real estate:
Owner occupied	104,023	26.6%	114,444	28.9%
Real estate construction and other land loans	32,309	8.3%	33,199	8.4%
Commercial real estate	64,555	16.5%	53,797	13.6%
Agricultural real estate	31,727	8.1%	28,400	7.2%
Other real estate	9,891	2.5%	8,098	2.0%
Total real estate	242,505	62.0%	237,938	60.1%
Consumer:
Equity loans and lines of credit	39,490	10.1%	42,932	10.9%
Consumer and installment	7,882	2.0%	10,346	2.6%
Total consumer	47,372	12.1%	53,278	13.5%
Deferred loan fees, net	(307)		(453)
Total gross loans	390,965	100.0%	395,318	100.0%
Allowance for credit losses	(9,489)		(10,133)
Total loans	$381,476		$385,185

As of March 31, 2013, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 98% of total loans of which 25.9% were commercial and 72.1% were real-estate-related.  This level of concentration is consistent with 97.4% at December 31, 2012.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at March 31, 2013 or December 31, 2012.

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

At March 31, 2013, total nonperforming assets totaled $11,015,000, or 1.24% of total assets, compared to $9,695,000, or 1.09% of total assets at December 31, 2012.  Total nonperforming assets at March 31, 2013, included nonaccrual loans totaling $11,015,000 and no OREO or repossessed assets. Nonperforming assets at December 31, 2012 consisted of $9,695,000 in nonaccrual loans and no OREO or repossessed assets. At March 31, 2013, we had eight loans considered troubled debt restructurings (“TDRs”) totaling $10,416,000 which are included in nonaccrual loans compared to seven TDRs totaling $9,245,000 at December 31, 2012. At March 31, 2013, the Company has committed to lend additional amounts totaling up to $550,000 as of March 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

A summary of nonperforming loans at March 31, 2013 and December 31, 2012 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2013 or December 31, 2012.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(Dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans
Commercial and industrial	$—	$—
Owner occupied	364	213
Equity loans and lines of credit	235	237
Troubled debt restructured loans (non-accruing)
Commercial and industrial	1,359	—
Owner occupied	1,334	1,362
Real estate construction and other land loans	6,151	6,288
Equity loans and lines of credit	1,572	1,595
Total non-accrual	11,015	9,695
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$11,015	$9,695
Nonperforming loans to total loans	2.82%	2.45%
Ratio of nonperforming loans to allowance for credit losses	116.08%	95.68%
Loans considered to be impaired	$16,340	$17,105
Related allowance for credit losses on impaired loans	$605	$510

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2013 and December 31, 2012, we had impaired loans totaling $16,340,000 and $17,105,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first quarter of 2013.

(In thousands)	Balance, December 31, 2012	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, March 31, 2013
Non-accrual loans:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate	213	157	(6)	—	—	—	364
Equity loans and lines of credit	237	—	(2)	—	—	—	235
Consumer	—	—	—	—	—	—	—
Restructured loans (non-accruing):
Commercial and industrial	—	2,084	(28)	—	—	(697)	1,359
Real estate	1,362	—	(28)	—	—	—	1,334
Real estate construction and other land loans	6,288	—	(137)	—	—	—	6,151
Equity loans and lines of credit	1,595	—	(23)	—	—	—	1,572
Total non-accrual	$9,695	$2,241	$(224)	$—	$—	$(697)	$11,015

Allowance for Credit Losses

We have established a methodology for the determination of provisions for credit losses made up of general and specific allocations.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans.  The allowance for credit losses is an estimate of probable credit losses inherent in the Company's loan portfolio as of the balance-sheet date. The allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During the quarter ended March 31, 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. Moving from a 16 quarter rolling average to a 20 quarter rolling average, did not have a material impact on the level of allowance required, but it did ensure that the significant loss years for the bank would continue to be factored into the general reserve analysis. Management determined that it was necessary to expand the average period to capture enough date due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.

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

Credit Administration adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover expected asset losses.  The Bank’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories.  The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets.  All credit facilities exceeding 90 days of delinquency require classification and are placed on non-accrual.

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Three Months Ended March 31,
(Dollars in thousands)	2013	2012	2012
Balance, beginning of period	$10,133	$11,396	$11,396
Provision charged to operations	—	700	400
Losses charged to allowance	(715)	(2,850)	(1,669)
Recoveries	71	887	158
Balance, end of period	$9,489	$10,133	$10,285
Allowance for credit losses to total loans at end of period	2.43%	2.56%	2.52%

As of March 31, 2013, the balance in the allowance for credit losses was $9,489,000 compared to $10,133,000 as of December 31, 2012.  The decrease was due to net charge offs during the three months ended March 31, 2013 being greater than the amount of the provision for credit losses.  Net charge offs totaled $644,000 while there was no provision for credit losses. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $148,950,000 as of March 31, 2013, compared to $162,851,000 as of December 31, 2012.  At March 31, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $110,000.  The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of March 31, 2013, the allowance for credit losses was 2.43% of total gross loans compared to 2.56% as of December 31, 2012.  During the three months ended March 31, 2013, there were no major changes in loan concentrations that significantly affected the allowance for credit losses. The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. During the quarter ended March 31, 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. Moving from a 16 quarter rolling average to a 20 quarter rolling average, did not have a material impact on the level of allowance required, but it did ensure that the significant loss years for the bank would continue to be factored into the general reserve analysis. Management determined that it was necessary to expand the average period to capture enough date due to the size of the portfolio to produce statistically accurate historical loss calculations. During the period ended December 31, 2012, the Company enhanced the process for estimating the allowance for credit losses related to impaired loans through inclusion of the use of the discounted cash flow method on certain credits where sufficient payment history exists and future payments can be reasonably projected based on a global borrower cash flow analysis in addition to collateral dependent analysis.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. In 2011, enhanced methodology enabled us to assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $11,015,000 as of March 31, 2013, and $9,695,000 as of December 31, 2012.  The allowance for credit losses as a percentage of nonperforming loans was 86.15% and 104.52% as of March 31, 2013 and December 31, 2012, respectively.  Management believes the allowance at March 31, 2013 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2013, was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

Management performed our annual impairment test in the third quarter of 2012 utilizing the qualitative factors cited in ASU 2011-08.  Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2013.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at March 31, 2013 was $533,000, net of $2,367,000 in accumulated amortization expense.  The carrying value at December 31, 2012 was $583,000, net of $2,317,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2013.  Amortization expense recognized was $50,000 for the three month periods ended March 31, 2013 and 2012. The core deposit intangible for the 2005 acquisition of Bank of Madera County was fully amortized as of December 31, 2011.

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The FDIC's unlimited deposit insurance coverage on non-interest bearing transaction accounts mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act ended December 31, 2012. Beginning January 1, 2013, all of a depositors' accounts at an insured depository institution, including all non-interest bearing transactions accounts, will be insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits decreased $14,673,000 or 1.95% to $736,759,000 as of March 31, 2013, compared to $751,432,000 as of December 31, 2012.  Interest-bearing deposits decreased $1,262,000 or 0.25% to $510,001,000 as of March 31, 2013, compared to $511,263,000 as of December 31, 2012.  Non-interest bearing deposits decreased $13,411,000 or 5.58% to $226,758,000 as of March 31, 2013, compared to $240,169,000 as of December 31, 2012.  Average non-interest bearing deposits to average total deposits was 30.69% for the three months ended March 31, 2013 compared to 29.18% for the same period in 2012.

The composition of the deposits and average interest rates paid at March 31, 2013 and December 31, 2012 is summarized in the table below.

(Dollars in thousands)	March 31, 2013	% of Total Deposits	Effective Rate	December 31, 2012	% of Total Deposits	Effective Rate
NOW accounts	$153,699	20.8%	0.16%	$161,328	21.4%	0.19%
MMA accounts	173,618	23.6%	0.14%	173,486	23.1%	0.22%
Time deposits	138,027	18.7%	0.48%	136,876	18.2%	0.64%
Savings deposits	44,657	6.1%	0.08%	39,573	5.3%	0.09%
Total interest-bearing	510,001	69.2%	0.23%	511,263	68.0%	0.32%
Non-interest bearing	226,758	30.8%		240,169	32.0%
Total deposits	$736,759	100.0%		$751,432	100.0%

Other Borrowings

There were no short term or long term borrowings as of March 31, 2013, compared to short term-borrowings of $4,000,000 in FHLB advances at December 31, 2012.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2013, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 1.90% and 2.17% at March 31, 2013 and 2012, respectively. Interest expense recognized by the Company for the three months ended March 31, 2013 and 2012 was $25,000 and $29,000, respectively.

Capital

Our shareholders’ equity was $117,215,000 as of March 31, 2013, compared to $117,665,000 as of December 31, 2012.  The decrease in shareholders’ equity is the result of a decrease in other comprehensive income net of tax of $1,697,000, partially offset by an increase of $1,218,000 in retained earnings for the three months ended March 31, 2013.

On August 15, 2012, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company's common stock. Under the program, the Company may repurchase up to five percent of the Company's outstanding shares of common stock, or approximately 479,850 shares based on the shares outstanding as of August 15, 2012, for the period beginning on August 15, 2012, and ending February 15, 2013. During 2012, the Company repurchased and retired a total of 58,100 shares at an average price of $8.41 for a total cost of $488,000. The stock repurchase program was suspended after the Company entered into a Reorganization Agreement and Plan of Merger (the Merger Agreement) with Visalia Community Bank of December 19, 2012.

During the first quarter of 2013, the Company declared and paid $478,000 in cash dividends ($0.05 per share) to holders of common stock. During the fourth quarter of 2012, the Company declared and paid $480,000 in cash dividends ($0.05 per share) to holders of common stock. During 2012, the Bank declared and paid cash dividends to the Company of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company’s Board of Directors. The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$90,661	10.83%	$90,866	10.56%
Minimum regulatory requirement	$33,500	4.00%	$34,418	4.00%
Central Valley Community Bank	$89,078	10.64%	$87,911	10.22%
Minimum requirement for “Well-Capitalized” institution	$41,872	5.00%	$42,994	5.00%
Minimum regulatory requirement	$33,498	4.00%	$34,395	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$90,661	18.65%	$90,866	18.24%
Minimum regulatory requirement	$19,477	4.00%	$19,926	4.00%
Central Valley Community Bank	$89,078	18.32%	$87,911	17.67%
Minimum requirement for “Well-Capitalized” institution	$29,173	6.00%	$29,848	6.00%
Minimum regulatory requirement	$19,449	4.00%	$19,899	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$96,915	19.93%	$97,299	19.53%
Minimum regulatory requirement	$38,895	8.00%	$39,853	8.00%
Central Valley Community Bank	$95,332	19.61%	$94,336	18.96%
Minimum requirement for “Well-Capitalized” institution	$48,622	10.00%	$49,747	10.00%
Minimum regulatory requirement	$38,898	8.00%	$39,798	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  $1,555,000 in disallowed deferred tax assets were deducted from Tier 1 capital at March 31, 2013, compared to $53,000 at December 31, 2012.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2013, the Company had unpledged securities totaling $275,478,000 available as a secondary source of liquidity and total cash and cash equivalents of $78,078,000.  Cash and cash equivalents at March 31, 2013 increased 47.44% compared to December 31, 2012.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2013, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $222,374,000 in unused FHLB advances and a $114,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2013, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2013 and December 31, 2012:

Credit Lines (In thousands)	March 31, 2013	December 31, 2012
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$222,374	$133,034
Balance outstanding	$—	$4,000
Collateral pledged	$95,506	$94,368
Fair value of collateral	$96,072	$94,809
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$114	$127
Balance outstanding	$—	$—
Collateral pledged	$98	$115
Fair value of collateral	$116	$129

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 9 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report to Shareholders on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report to Shareholders on Form 10-K.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Central Valley Community Bancorp

Date: May 15, 2013	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 15, 2013	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.