Form 10-Q
period 2013-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2013-08-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 08, 2013 there were 10,912,735 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2013 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$16,492	$22,405
Interest-earning deposits in other banks	20,929	30,123
Federal funds sold	30	428
Total cash and cash equivalents	37,451	52,956
Available-for-sale investment securities (Amortized cost of $377,074 at June 30, 2013 and $381,074 at December 31, 2012)	374,840	393,965
Loans, less allowance for credit losses of $9,601 at June 30, 2013 and $10,133 at December 31, 2012	395,343	385,185
Bank premises and equipment, net	6,370	6,252
Bank owned life insurance	12,356	12,163
Federal Home Loan Bank stock	3,802	3,850
Goodwill	23,577	23,577
Core deposit intangibles	483	583
Accrued interest receivable and other assets	17,150	11,697
Total assets	$871,372	$890,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$222,181	$240,169
Interest bearing	516,216	511,263
Total deposits	738,397	751,432
Short-term borrowings	—	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	16,278	11,976
Total liabilities	759,830	772,563
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, issued and outstanding: 7,000 shares at June 30, 2013 and December 31, 2012	7,000	7,000
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 9,649,600 at June 30, 2013 and 9,558,746 at December 31, 2012	41,422	40,583
Retained earnings	64,435	62,496
Accumulated other comprehensive (loss) income, net of tax	(1,315)	7,586
Total shareholders’ equity	111,542	117,665
Total liabilities and shareholders’ equity	$871,372	$890,228

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$5,435	$6,053	$10,846	$12,137
Interest on deposits in other banks	29	16	59	34
Interest on Federal funds sold	—	1	—	1
Interest and dividends on investment securities:
Taxable	352	880	753	1,953
Exempt from Federal income taxes	1,398	1,078	2,736	2,115
Total interest income	7,214	8,028	14,394	16,240
INTEREST EXPENSE:
Interest on deposits	312	455	605	936
Interest on junior subordinated deferrable interest debentures	24	26	49	55
Other	—	37	17	73
Total interest expense	336	518	671	1,064
Net interest income before provision for credit losses	6,878	7,510	13,723	15,176
PROVISION FOR CREDIT LOSSES	—	100	—	500
Net interest income after provision for credit losses	6,878	7,410	13,723	14,676
NON-INTEREST INCOME:
Service charges	673	676	1,371	1,365
Appreciation in cash surrender value of bank owned life insurance	97	96	193	190
Loan placement fees	214	99	379	227
Net realized gain on sale of assets	1	4	1	4
Net gain on disposal of other real estate owned	—	14	—	12
Net realized gains on sales of investment securities	320	97	1,133	444
Federal Home Loan Bank dividends	32	3	54	7
Other income	491	482	923	880
Total non-interest income	1,828	1,471	4,054	3,129
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,974	3,957	7,868	8,086
Occupancy and equipment	901	877	1,802	1,758
Regulatory assessments	154	169	297	325
Data processing expense	289	283	592	577
Advertising	80	140	222	280
Audit and accounting fees	136	125	271	253
Legal fees	71	54	102	82
Merger expenses	380	—	513	—
Other real estate owned, net	—	9	—	72
Amortization of core deposit intangibles	50	50	100	100
Other expense	1,189	1,054	2,390	2,103
Total non-interest expenses	7,224	6,718	14,157	13,636
Income before provision for income taxes	1,482	2,163	3,620	4,169
Provision for income taxes	195	454	550	747
Net income	$1,287	$1,709	$3,070	$3,422
Preferred stock dividends and accretion	88	87	175	175
Net income available to common shareholders	$1,199	$1,622	$2,895	$3,247
Net income per common share:
Basic earnings per share	$0.13	$0.17	$0.30	$0.34
Weighted average common shares used in basic computation	9,587,376	9,592,045	9,573,257	9,581,172
Diluted earnings per share	$0.12	$0.17	$0.30	$0.34
Weighted average common shares used in diluted computation	9,644,938	9,618,976	9,629,771	9,604,056
Cash dividend per common share	$0.05	$—	$0.10	$—

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$1,287	$1,709	$3,070	$3,422
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses)	(11,921)	1,602	(13,992)	4,192
Less: reclassification for net gains included in net income	320	97	1,133	444
Other comprehensive income (loss), before tax	(12,241)	1,505	(15,125)	3,748
Tax benefit (expense) related to items of other comprehensive income	5,037	(620)	6,224	(1,543)
Total other comprehensive income (loss)	(7,204)	885	(8,901)	2,205
Comprehensive income (loss)	$(5,917)	$2,594	$(5,831)	$5,627

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,070	$3,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (decrease) increase in deferred loan fees	(162)	170
Depreciation	501	486
Accretion	(385)	(346)
Amortization	4,675	3,376
Stock-based compensation	50	64
Tax benefit from exercise of stock options	(16)	(20)
Provision for credit losses	—	500
Net realized gains on sales of available-for-sale investment securities	(1,133)	(444)
Net gain on sale and disposal of equipment	(1)	(4)
Net gain on sale of other real estate owned	—	(12)
Increase in bank owned life insurance, net of expenses	(193)	(190)
Net (increase) decrease in accrued interest receivable and other assets	(205)	14
Net decrease in prepaid FDIC assessments	1,542	257
Net decrease in accrued interest payable and other liabilities	(124)	(8,521)
(Benefit from) provision for deferred income taxes	(548)	261
Net cash provided by (used in) operating activities	7,071	(987)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(75,306)	(41,120)
Proceeds from sales or calls of available-for-sale investment securities	35,853	7,499
Proceeds from maturity and principal repayments of available-for-sale investment securities	44,822	40,365
Net (increase) decrease in loans	(9,997)	8,790
Proceeds from sale of other real estate owned	—	251
Purchases of premises and equipment	(620)	(900)
Purchases of bank owned life insurance	—	(116)
FHLB stock redeemed (purchased)	48	(957)
Proceeds from sale of premises and equipment	1	4
Net cash provided by (used in) investing activities	(5,199)	13,816
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(18,308)	(5,105)
Net increase (decrease) in time deposits	5,273	(5,130)
Repayments of short-term borrowings to Federal Home Loan Bank	(4,000)	—
Proceeds from exercise of stock options	773	241
Excess tax benefit from exercise of stock options	16	20
Cash dividend payments on common stock	(956)	—
Cash dividend payments on preferred stock	(175)	(175)
Net cash used in financing activities	(17,377)	(10,149)
(Decrease) increase in cash and cash equivalents	(15,505)	2,680
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,956	44,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,451	$47,484
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$750	$1,089
Income taxes	$940	$760
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	$—	$2,337
Purchases of Available-for-sale investment securities, not yet settled	$4,425	$—
Accrued preferred stock dividends	$87	$87

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2012 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2013, and the results of its operations and its cash flows for the three and six month interim periods ended June 30, 2013 and 2012 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2013 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Impact of New Financial Accounting Standards

Presentation of Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (“Topic 220”) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 2.  Share-Based Compensation

For the six month periods ended June 30, 2013 and 2012, share-based compensation cost recognized was $50,000 and $64,000, respectively. For the three month periods ended June 30, 2013 and 2012, share-based compensation cost recognized was $25,000 and $14,000 , respectively. The recognized tax benefits for stock option compensation expense were $9,000 and $11,000, respectively, for the six month periods ended June 30, 2013 and 2012. For the quarter ended June 30, 2013 and 2012,the recognized tax benefits for stock option compensation expense were $5,000 and $2,000, respectively.
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

     No options to purchase shares of the Company’s common stock were issued in the first six months of 2013 and 2012 from either of the Company’s stock based compensation plans.
A summary of the combined activity of the Company’s Stock Based Compensation Plans for the six month period ended June 30, 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2013	499,289	$8.78
Options exercised	(90,854)	$8.51
Options forfeited	(21,380)	$8.83
Options outstanding at June 30, 2013	387,055	$8.84	5.19	$879
Options vested or expected to vest at June 30, 2013	379,784	$8.87	5.13	$333
Options exercisable at June 30, 2013	251,555	$9.70	3.42	$493

The total intrinsic value of 90,854 options exercised in the six months ended June 30, 2013 was $73,000.
     Cash received from options exercised for the six months ended June 30, 2013 and 2012 was $773,000 and $241,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $16,000 and $20,000 for the six months ended June 30, 2013 and 2012, respectively.
     As of June 30, 2013, there was $318,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under both plans.  The cost is expected to be recognized over a weighted average period of 3.56 years.

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
     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
Net Income	$1,287	$1,709	$3,070	$3,422
Less: Preferred stock dividends and accretion	(88)	(87)	(175)	(175)
Income available to common shareholders	$1,199	$1,622	$2,895	$3,247
Weighted average shares outstanding	9,587,376	9,592,045	9,573,257	9,581,172
Basic earnings per share	$0.13	$0.17	$0.30	$0.34

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
Net Income	$1,287	$1,709	$3,070	$3,422
Less: Preferred stock dividends and accretion	(88)	(87)	(175)	(175)
Income available to common shareholders	$1,199	$1,622	$2,895	$3,247
Weighted average shares outstanding	9,587,376	9,592,045	9,573,257	9,581,172
Effect of dilutive stock options	57,562	26,931	56,514	22,884
Weighted average shares of common stock and common stock equivalents	9,644,938	9,618,976	9,629,771	9,604,056
Diluted earnings per share	$0.12	$0.17	$0.30	$0.34

During the six month periods ended June 30, 2013 and 2012, options to purchase 206,085 and 377,129 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities, all of which are classified as available-for-sale.  As of June 30, 2013, $102,764,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $2,234,000 at June 30, 2013 compared to an unrealized gain of $12,891,000 at December 31, 2012.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	June 30, 2013
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$14,621	$235	$(3)	$14,853
Obligations of states and political subdivisions	170,005	4,362	(6,476)	167,891
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	179,620	828	(2,076)	178,372
Private label residential mortgage backed securities	5,232	859	(4)	6,087
Other equity securities	7,596	41	—	7,637
	$377,074	$6,325	$(8,559)	$374,840

	December 31, 2012
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$9,443	$34	$(23)	$9,454
Obligations of states and political subdivisions	151,312	10,751	(385)	161,678
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	206,465	3,152	(1,107)	208,510
Private label residential mortgage backed securities	6,258	323	(206)	6,375
Other equity securities	7,596	352	—	7,948
	$381,074	$14,612	$(1,721)	$393,965

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended June 30, 2013 and 2012 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2013	2012	2013	2012
Proceeds from sales or calls	$13,696	$3,107	$35,853	$7,499
Gross realized gains from sales or calls	395	157	1,401	566
Gross realized losses from sales or calls	(75)	(60)	(268)	(122)

The provision for income taxes includes $466,000 and $183,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the six months ended June 30, 2013 and 2012. The provision for income taxes includes $132,000 and $40,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended June 30, 2013 and 2012.
Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$1,100	$(3)	$—	$—	$1,100	$(3)
Obligations of states and political subdivisions	93,119	(6,476)	—	—	93,119	(6,476)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	111,634	(1,868)	14,626	(208)	126,260	(2,076)
Private label residential mortgage backed securities	—	—	231	(4)	231	(4)
	$205,853	$(8,347)	$14,857	$(212)	$220,710	$(8,559)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$3,590	$(23)	$—	$—	$3,590	$(23)
Obligations of states and political subdivisions	30,572	(385)	—	—	30,572	(385)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,764	(809)	18,024	(298)	94,788	(1,107)
Private label residential mortgage backed securities	—	—	2,886	(206)	2,886	(206)
	$110,926	$(1,217)	$20,910	$(504)	$131,836	$(1,721)

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
     As of June 30, 2013, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2013 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2013 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in June 2013 to provide independent valuation and OTTI analysis on certain PLRMBS.
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
     To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of June 30, 2013.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.
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

U.S. Government Agencies

At June 30, 2013, the Company held five U.S. Government agency securities, of which one was in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Obligations of States and Political Subdivisions

At June 30, 2013, the Company held 199 obligations of states and political subdivision securities of which 72 were in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At June 30, 2013, the Company held 182 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 58 were in a loss position for less than 12 months and 19 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Private Label Residential Mortgage Backed Securities

At June 30, 2013, the Company had a total of 22 PLRMBS with a remaining principal balance of $5,232,000 and a net unrealized gain of approximately $855,000.  One of these securities accounted for $4,000 of unrealized loss at June 30, 2013 offset by 21 of these securities with gains totaling $859,000.  Eight of these PLRMBS with a remaining principal balance of $4,068,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the six month period ended June 30, 2013.
     PLRMBS as of June 30, 2013 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$1,585	1,781	$196	D	Fitch	16.85	20.23	51.00	97.25	—
CWALT 1	552	608	56	D	Fitch	14.99	24.05	47.15	100.73	—
CWALT 2	236	232	(4)	D	Fitch	17.71	23.11	55.38	101.38	(1.24)
FHAMS	1,430	1,753	323	D	Fitch	14.70	18.83	53.90	95.00	(0.96)
BAALT	23	28	5	C	Fitch	13.39	11.65	57.09	97.24	1.41
ABFS	147	284	137	D	S&P	8.99	40.55	46.75	97.46	—
CWALT 3	57	61	4	B1	Moodys	21.17	11.15	28.12	94.47	10.54
CONHE	38	59	21	Caa2	Moodys	4.10	6.92	46.75	86.39	—
	$4,068	$4,806	$738

The following tables provide a roll forward for the three and six month periods ended June 30, 2013 and 2012 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Beginning balance	$800	$783	$783	$783
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—	17	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—	—	—
Realized losses for securities sold	—	—	—	—
Ending balance	$800	$783	$800	$783

The amortized cost and estimated fair value of investment securities at June 30, 2013 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2013	Amortized Cost	Estimated Fair Value
Within one year	$150	$150
After one year through five years	12,688	13,578
After five years through ten years	23,314	24,187
After ten years	133,853	129,976
	170,005	167,891
Investment securities not due at a single maturity date:
U.S. Government agencies	14,621	14,853
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	179,620	178,372
Private label residential mortgage backed securities	5,232	6,087
Other equity securities	7,596	7,637
	$377,074	$374,840

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2013
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$16,492	$16,492	$—	$—	$16,492
Interest-earning deposits in other banks	20,929	20,929	—	—	20,929
Federal funds sold	30	30	—	—	30
Available-for-sale investment securities	374,840	7,637	367,203	—	374,840
Loans, net	395,343	—	—	397,401	397,401
Federal Home Loan Bank stock	3,802	N/A	N/A	N/A	N/A
Accrued interest receivable	4,496	20	2,737	1,739	4,496
Financial liabilities:
Deposits	738,397	596,249	142,303	—	738,552
Junior subordinated deferrable interest debentures	5,155	—	—	2,487	2,487
Accrued interest payable	120	—	96	24	120

	December 31, 2012
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,405	$22,405	$—	$—	$22,405
Interest-earning deposits in other banks	30,123	30,123	—	—	30,123
Federal funds sold	428	428	—	—	428
Available-for-sale investment securities	393,965	7,948	386,017	—	393,965
Loans, net	385,185	—	—	388,834	388,834
Federal Home Loan Bank stock	3,850	N/A	N/A	N/A	N/A
Accrued interest receivable	4,267	22	2,395	1,850	4,267
Financial liabilities:
Deposits	751,432	614,556	137,401	—	751,957
Short-term borrowings	4,000	—	4,016	—	4,016
Junior subordinated deferrable interest debentures	5,155	—	—	2,990	2,990
Accrued interest payable	174	—	149	25	174

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

(e) Deposits — Fair value of demand deposit, savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting resulting in a Level 1 classification. Fair value for fixed and variable rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities resulting in a Level 2 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of June 30, 2013 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$14,853	$—	$14,853	$—
Obligations of states and political subdivisions	167,891	—	167,891	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	178,372	—	178,372	—
Private label residential mortgage backed securities	6,087	—	6,087	—
Other equity securities	7,637	7,637	—	—
Total assets measured at fair value on a recurring basis	$374,840	$7,637	$367,203	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the six months ended June 30, 2013, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at June 30, 2013. Also there were no liabilities measured at fair value on a recurring basis at June 30, 2013.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2013 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$929	$—	$—	$929
Agricultural production	—	—	—	—
Total commercial	929	—	—	929
Real estate:
Owner occupied	—	—	—	—
Real estate-construction and other land loans	—	—	—	—
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other	—	—	—	—
Total real estate	—	—	—	—
Consumer:
Equity loans and lines of credit	78	—	—	78
Consumer and installment	—	—	—	—
Total consumer	78	—	—	78
Lease financing receivable	—	—	—	—
Total impaired loans	1,007	—	—	1,007
Other real estate owned	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$1,007	$—	$—	$1,007

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market date, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan's effective interest rate which is not a market rate. There were no changes in valuation techniques used during the six months period ended June 30, 2013.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,451,000 with a valuation allowance of $444,000 at June 30, 2013, resulting in no provision for credit losses for the period ended June 30, 2013, down to their fair value of $1,007,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

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

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$—	$—	$—	$—
Agricultural production	—	—	—	—
Total commercial	—	—	—	—
Real estate:
Owner occupied	194	—	—	194
Real estate-construction and other land loans	4,863	—	—	4,863
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other	—	—	—	—
Total real estate	5,057	—	—	5,057
Consumer:
Equity loans and lines of credit	233	—	—	233
Consumer and installment	—	—	—	—
Total consumer	233	—	—	233
Lease financing receivable	—	—	—	—
Total impaired loans	5,290	—	—	5,290
Other real estate owned	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$5,290	$—	$—	$5,290

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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5,386,000 with a valuation allowance of $96,000 at December 31, 2012, resulting in an additional provision for credit losses of $19,000 for the year ended December 31, 2012 down to their fair value of $5,290,000,. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

Note 6.  Loans

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	June 30, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial:
Commercial and industrial	$77,126	19.0%	$77,956	19.7%
Agricultural land and production	38,756	9.6%	26,599	6.7%
Total commercial	115,882	28.6%	104,555	26.4%
Real estate:
Owner occupied	112,114	27.7%	114,444	28.9%
Real estate construction and other land loans	33,697	8.3%	33,199	8.4%
Commercial real estate	60,782	15.0%	53,797	13.6%
Agricultural real estate	31,607	7.8%	28,400	7.2%
Other real estate	5,030	1.3%	8,098	2.0%
Total real estate	243,230	60.1%	237,938	60.1%
Consumer:
Equity loans and lines of credit	39,448	9.7%	42,932	10.9%
Consumer and installment	6,675	1.6%	10,346	2.6%
Total consumer	46,123	11.3%	53,278	13.5%
Deferred loan fees, net	(291)		(453)
Total gross loans	404,944	100.0%	395,318	100.0%
Allowance for credit losses	(9,601)		(10,133)
Total loans	$395,343		$385,185

At June 30, 2013 and December 31, 2012, loans originated under Small Business Administration (SBA) programs totaling $5,097,000 and $5,586,000, respectively, were included in the real estate and commercial categories.

Note 7.  Allowance for Credit Losses

The allowance for credit losses (the “allowance”) is an estimate of probable credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance. The allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During the six months ended June 30, 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. Moving from a 16 quarter rolling average, used at December 31, 2012, to a 20 quarter rolling average did not have a material impact on the level of allowance required, but it did ensure that the significant historical loss years for the bank would continue to be factored into the general reserve analysis. Management determined that it was necessary to expand the look back period to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.

The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended June 30, 2013 and 2012 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, April 1, 2013	$2,261	$5,536	$1,315	$377	$9,489
Provision charged to operations	433	(479)	(77)	123	—
Losses charged to allowance	(4)	—	(18)	—	(22)
Recoveries	102	—	32	—	134
Ending balance, June 30, 2013	$2,792	$5,057	$1,252	$500	$9,601
Allowance for credit losses:
Beginning balance, April 1. 2012	$2,714	$5,140	$2,142	$289	$10,285
Provision charged to operations	(124)	653	(513)	84	100
Losses charged to allowance	(16)	(319)	(177)	—	(512)
Recoveries	225	—	42	—	267
Ending balance, June 30, 2012	$2,799	$5,474	$1,494	$373	$10,140

The following table shows the summary of activities for the allowance for credit losses as of and for the six months ended June 30, 2013 and 2012 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2013	$2,676	$5,877	$1,541	$39	$10,133
Provision charged to operations	674	(820)	(315)	461	—
Losses charged to allowance	(702)	—	(35)	—	(737)
Recoveries	144	—	61	—	205
Ending balance, June 30, 2013	$2,792	$5,057	$1,252	$500	$9,601

Allowance for credit losses:
Beginning balance, January 1, 2012	$2,266	$7,155	$1,836	$139	$11,396
Provision charged to operations	361	111	(206)	234	500
Losses charged to allowance	(122)	(1,792)	(267)	—	(2,181)
Recoveries	294	—	131	—	425
Ending balance, June 30, 2012	$2,799	$5,474	$1,494	$373	$10,140

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of June 30, 2013 and December 31, 2012 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, June 30, 2013	$2,792	$5,057	1,252	$500	$9,601
Ending balance: individually evaluated for impairment	$410	$408	53	$—	$871
Ending balance: collectively evaluated for impairment	$2,382	$4,649	1,199	$500	$8,730

Ending balance, December 31, 2012	$2,676	$5,877	$1,541	$39	$10,133
Ending balance: individually evaluated for impairment	$40	$465	$5	$—	$510
Ending balance: collectively evaluated for impairment	$2,636	$5,412	$1,536	$39	$9,623

The following table shows the ending balances of loans as of June 30, 2013 and December 31, 2012 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, June 30, 2013	$115,882	$243,230	$46,123	$405,235
Ending balance: individually evaluated for impairment	$1,339	$12,733	$1,885	$15,957
Ending balance: collectively evaluated for impairment	$114,543	$230,497	$44,238	$389,278

Loans:
Ending balance, December 31, 2012	$104,555	$237,938	$53,278	$395,771
Ending balance: individually evaluated for impairment	$2,405	$12,868	$1,832	$17,105
Ending balance: collectively evaluated for impairment	$102,150	$225,070	$51,446	$378,666

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at June 30, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$73,891	$431	$2,804	$—	$77,126
Agricultural land and production	38,756	—	—	—	38,756
Real Estate:
Owner occupied	104,245	2,689	5,180	—	112,114
Real estate construction and other land loans	20,130	2,429	11,138	—	33,697
Commercial real estate	51,955	3,769	5,058	—	60,782
Agricultural real estate	29,594	2,013	—	—	31,607
Other real estate	5,030	—	—	—	5,030
Consumer:
Equity loans and lines of credit	34,939	2,310	2,199	—	39,448
Consumer and installment	6,607	60	8	—	6,675
Total	$365,147	$13,701	$26,387	$—	$405,235

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$71,125	$824	$6,007	$—	$77,956
Agricultural land and production	26,599	—	—	—	26,599
Real Estate:
Owner occupied	107,281	1,831	5,332	—	114,444
Real estate construction and other land loans	18,517	3,377	11,305	—	33,199
Commercial real estate	44,880	3,952	4,965	—	53,797
Agricultural real estate	26,883	1,517	—	—	28,400
Other real estate	8,098	—	—	—	8,098
Consumer:
Equity loans and lines of credit	40,527	258	2,147	—	42,932
Consumer and installment	10,259	77	10	—	10,346
Total	$354,169	$11,836	$29,766	$—	$395,771

The following table shows an aging analysis of the loan portfolio by class and the time past due at June 30, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$19	$1,339	$—	$1,358	$75,768	$77,126	$—	$1,339
Agricultural land and production	—	—	—	—	38,756	38,756	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	—	—	112,114	112,114	—	600
Real estate construction and other land loans	—	658	4,731	5,389	28,308	33,697	—	6,290
Commercial real estate	—	—	154	154	60,628	60,782	—	154
Agricultural real estate	—	—	—	—	31,607	31,607	—	—
Other real estate	—	—	—	—	5,030	5,030	—	—
Consumer:				—	—	—
Equity loans and lines of credit	—	113	—	113	39,335	39,448	—	1,884
Consumer and installment	35	—	—	35	6,640	6,675	—	—
Total	$54	$2,110	$4,885	$7,049	$398,186	$405,235	$—	$10,267

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$77,956	$77,956	$—	$—
Agricultural land and production	—	—	—	—	26,599	26,599	—	—
Real estate:	—
Owner occupied	—	213	—	213	114,231	114,444	—	1,575
Real estate construction and other land loans	—	—	—	—	33,199	33,199	—	6,288
Commercial real estate	—	—	—	—	53,797	53,797	—	—
Agricultural real estate	—	—	—	—	28,400	28,400	—	—
Other real estate	—	—	—	—	8,098	8,098	—	—
Consumer:
Equity loans and lines of credit	—	—	—	—	42,932	42,932	—	1,832
Consumer and installment	27	—	—	27	10,319	10,346	—	—
Total	$27	$213	$—	$240	$395,531	$395,771	$—	$9,695

The following table shows information related to impaired loans by class at June 30, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—
Agricultural land and production	—	—	—
Total commercial	—	—	—
Real estate:
Owner occupied	198	235	—
Real estate construction and other land loans	5,389	6,718	—
Commercial real estate	154	154	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	5,741	7,107	—
Consumer:
Equity loans and lines of credit	1,705	2,082	—
Consumer and installment	—	—	—
Total consumer	1,705	2,082	—
Total with no related allowance recorded	7,446	9,189	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,339	1,355	410
Agricultural land and production	—	—	—
Total commercial	1,339	1,355	410
Real estate:
Owner occupied	1,318	1,482	67
Real estate construction and other land loans	5,674	6,090	341
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	6,992	7,572	408
Consumer:
Equity loans and lines of credit	180	185	53
Consumer and installment	—	—	—
Total consumer	180	185	53
Total with an allowance recorded	8,511	9,112	871
Total	$15,957	$18,301	$871

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—
Agricultural land and production	—	—	—
Total commercial	—	—	—
Real estate:
Owner occupied	—	—	—
Real estate construction and other land loans	1,352	1,888	—
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	1,352	1,888	—
Consumer:
Equity loans and lines of credit	1,523	1,834	—
Consumer and installment	—	—	—
Total consumer	1,523	1,834	—
Total with no related allowance recorded	2,875	3,722	—

With an allowance recorded:
Commercial:
Commercial and industrial	2,405	2,405	40
Agricultural land and production	—	—	—
Total commercial	2,405	2,405	40
Real estate:
Owner occupied	1,575	1,733	165
Real estate construction and other land loans	9,941	10,875	300
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	11,516	12,608	465
Consumer:
Equity loans and lines of credit	309	323	5
Consumer and installment	—	—	—
Total consumer	309	323	5
Total with an allowance recorded	14,230	15,336	510
Total	$17,105	$19,058	$510

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$1,144	$—
Agricultural land and production	—	—	—	—
Total commercial	—	—	1,144	—
Real estate:
Owner occupied	204	—	1,022	—
Real estate construction and other land loans	5,432	—	5,011	—
Commercial real estate	156	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	5,792	—	6,033	—
Consumer:
Equity loans and lines of credit	1,719	—	1,758	—
Consumer and installment	—	—	—	—
Total consumer	1,719	—	1,758	—
Total with no related allowance recorded	7,511	—	8,935	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,589	32	1,473	56
Agricultural land and production	—	—	—	—
Total commercial	1,589	32	1,473	56
Real estate:
Owner occupied	1,322	30	—	—
Real estate construction and other land loans	5,695	85	6,868	94
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	7,017	115	6,868	94
Consumer:
Equity loans and lines of credit	143	—	352	—
Consumer and installment	—	—	48	—
Total consumer	143	—	400	—
Total with an allowance recorded	8,749	147	8,741	150
Total	$16,260	$147	$17,676	$150

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$1,412	$—
Agricultural land and production	—	—	—	—
Total commercial	—	—	1,412	—
Real estate:
Owner occupied	137	—	625	—
Real estate construction and other land loans	5,488	—	5,811	—
Commercial real estate	130	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	5,755	—	6,436	—
Consumer:
Equity loans and lines of credit	1,692	—	1,460	—
Consumer and installment	—	—	—	—
Total consumer	1,692	—	1,460	—
Total with no related allowance recorded	7,447	—	9,308	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,803	65	1,511	127
Agricultural land and production	—	—	—	—
Total commercial	1,803	65	1,511	127
Real estate:
Owner occupied	1,402	30	—	—
Real estate construction and other land loans	5,612	170	6,164	193
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	7,014	200	6,164	193
Consumer:
Equity loans and lines of credit	146	—	294	—
Consumer and installment	—	—	60	—
Total consumer	146	—	354	—
Total with an allowance recorded	8,963	265	8,029	320
Total	$16,410	$265	$17,337	$320

Foregone interest on nonaccrual loans totaled $378,000 and $345,000 for the six month periods ended June 30, 2013 and 2012, respectively. For the three month periods ended June 30, 2013 and 2012, foregone interest on nonaccrual loans totaled $216,000 and $171,000 respectively.

Troubled Debt Restructurings:

As of June 30, 2013 and 2012, the Company has a recorded investment in troubled debt restructurings of $15,260,000 and 17,210,000, respectively. The Company has allocated $836,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2013. The Company has committed to lend no additional amounts as of June 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three month periods ended June 30, 2013 no loans were modified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2012 (in thousands):

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

During the six month periods ended June 30, 2013 no loans were modified as troubled debt restructurings. The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2012 (in thousands):

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and six months ended June 30, 2013 and June 30, 2012.

Note 8.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2013 was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st Bancorp and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first six months of 2013.
     The intangible assets at June 30, 2013 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bancorp in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at

June 30, 2013 was $483,000 net of $2,417,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2013. Management performed an annual impairment test on core deposit intangibles as of September 30, 2012 and determined no impairment was necessary. Amortization expense recognized was $100,000 for the six month periods ended June 30, 2013 and 2012. Amortization expense recognized was $50,000 for the three month periods ended June 30, 2013 and 2012.

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
     Commitments to extend credit amounting to $137,034,000 and $162,851,000 were outstanding at June 30, 2013 and December 31, 2012, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $136,749,000 and $162,261,000 at June 30, 2013 and December 31, 2012, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     The Company has undisbursed portions of construction loans totaling $9,067,000 and $6,834,000 as of June 30, 2013 and December 31, 2012, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $285,000 and $590,000 were outstanding at June 30, 2013 and December 31, 2012, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2013 and December 31, 2012.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2013 and December 31, 2012, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $55,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses (the “ALLL”) and is considered separately as a liability for accounting and regulatory reporting purposes.
     The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of June 30, 2013, the Company maintained a deferred tax valuation allowance of $113,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the six months ended June 30, 2013 and 2012, the Company increased its reserve by $30,000 and $29,000, respectively, for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Note 11.  Borrowing Arrangements

As of June 30, 2013, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances. At December 31, 2012, the Company held $4,000,000 in short term FHLB advances with a rate of 3.59% and a maturity date of February 12, 2013.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $5,050,000 and $4,016,000, and market values totaling $5,199,000 and $4,225,000 at June 30, 2013 and December 31, 2012, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

As of June 30, 2013 and December 31, 2012, the Company had no Federal funds purchased.

Note 12.  Subsequent Events

Effective July 1, 2013, the Company and Visalia Community Bank, headquartered in Visalia, California, completed a merger under which Visalia Community Bank, with three full-service offices in Visalia and one in Exeter, merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. Visalia Community Bank’s assets (unaudited) as of June 30, 2013 totaled approximately $197 million. The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the September 30, 2013 financial statements as such; however, at the time of these financial statements, the appraisals and valuations are incomplete. The Company also expects to record goodwill and a core deposit intangible related to this transaction, but those amounts are not yet known as the initial fair value accounting is incomplete. The goodwill will not be deductible for tax purposes.

Under the terms of the merger agreement, the Company issued an aggregate of approximately 1.263 million shares of its common stock and cash totaling approximately $11.05 million to the former shareholders of Visalia Community Bank. Each Visalia Community Bank common shareholder of record at the effective time of the merger became entitled to receive 2.971 shares of common stock of the Company for each of their former shares of Visalia Community Bank common stock.

On August 1, 2013, one of the Company’s non-accrual loans, with a principal balance of approximately $4.7 million at June 30, 2013, was collected in full. During the quarter ending September 30, 2013, the Company expects to recognize approximately $1.5 million in interest income which was previously foregone during the period this loan was on non-accrual.

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

OVERVIEW

Second Quarter of 2013

In the second quarter of 2013, our consolidated net income was $1,287,000 compared to net income of $1,709,000 for the same period in 2012. Diluted EPS was $0.12 for the second quarter ended June 30, 2013 compared to $0.17 for the same period in 2012. Net income decreased primarily as a result of decreases in net interest income and an increase in non-interest expense offset by an increase in non-interest income for the second quarter of 2013 compared to the corresponding period in 2012. No provision for credit losses was booked for the second quarter of 2013 compared to $100,000 for the second quarter of 2012, a decrease of $100,000. Net interest income before the provision for credit losses decreased $632,000 or 8.42% comparing the quarter ended June 30, 2013 to the same period in 2012.

Net interest margin (fully tax equivalent basis) was 3.84% for the quarter ended June 30, 2013 compared to 4.33% for the same period in 2012, a 49 basis point decrease. The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities. The yield on average total interest-earning assets decreased 60 basis points and interest rates on deposits decreased 13 basis points comparing the quarter ended June 30, 2013 to the same period in 2012. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 9 basis points to 0.17% for the quarter ended June 30, 2013 compared to 0.26% for the same period in 2012.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.

Non-interest income increased $357,000 or 24.27% primarily due to an increase in net realized gain on sales and calls of investment securities of $223,000. The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve future performance. Non-interest expense increased $506,000 or 7.53% for the same periods mainly due to increases in merger-related expenses, occupancy expense, and salary and employee benefits, partially offset by decreases in regulatory assessments, advertising expense, and other real estate owned expense.

Annualized return on average equity for the second quarter of 2013 was 4.45% compared to 6.06% for the same period in 2012. Total average equity was $115,673,000 for the second quarter 2013 compared to $112,863,000 for the second quarter 2012.

The growth in average capital was driven by net income during the period, and the issuance of common stock from the exercise of stock options offset by a decrease in accumulated other comprehensive income, .

Our average total assets increased $47,625,000 or 5.73% in the second quarter of 2013 compared to the same period in 2012.  Total average interest-earning assets increased $49,167,000 or 6.60% comparing the second quarter of 2013 to the same period of 2012.  Average total loans, including nonaccrual loans, decreased $11,879,000 or 2.89% while average total investments and interest-earning deposits increased $61,189,000 or 17.96% in the three month period ended June 30, 2013 compared to the same period in 2012.  The increase of the investment portfolio balance at significantly reduced yields decreased net interest income and contributed to the decrease in net interest margin. Average interest-bearing liabilities increased $11,939,000 or 2.35% over the same period. Average non-interest bearing demand deposits increased 12.09% to $226,157,000 in 2013 compared to $201,764,000 for 2012.  The ratio of average non-interest bearing demand deposits to average total deposits was 30.53% in the second quarter of 2013 compared to 28.80% for 2012.

First Six Months of 2013

For the six months ended June 30, 2013, our consolidated net income was $3,070,000 compared to net income of $3,422,000 for the same period in 2012.  Diluted EPS was $0.30 for the first six months of 2013 compared to $0.34 for the first six months of 2012.  Net income decreased 10.29%, primarily driven by a decrease in net interest income and increases in non-interest expense offset by increases in non-interest income and lower provision for credit losses in 2013 compared to 2012. During the six month period ended June 30, 2013, our net interest margin (fully tax equivalent basis) decreased 50 basis points to 3.85%.  Net interest income before the provision for credit losses decreased $1,453,000 or 9.57%.  Non-interest income increased $925,000 or 29.56%, provision for credit losses decreased $500,000, and non-interest expense increased $521,000 or 3.82% in the first six months of 2013 compared to 2012.

Annualized return on average equity for the six months ended June 30, 2013 was 5.27% compared to 6.12% for the same period in 2012.  Annualized return on average assets was 0.70% and 0.82% for the six months ended June 30, 2013 and 2012, respectively.  Total average equity was $116,565,000 for the six months ended June 30, 2013 compared to $111,769,000 for the same period in 2012.  While the quarter end capital balance decreased, the average capital during the period increased which was driven primarily by net income during the period, partially offset by a decrease in other comprehensive income and cash dividends paid.

Our average total assets increased $41,272,000 or 4.95% in the first six months of 2013 compared to the same period in 2012.  Total average interest-earning assets increased $41,594,000 or 5.56% comparing the first six months of 2013 to the same period in 2012.  Average total loans decreased $16,920,000 or 4.11% while average total investments increased $57,632,000 or 16.76% in the six month period ended June 30, 2013 compared to the same period in 2012.  Average interest-bearing liabilities increased $10,383,000 or 2.04% over the same period.

Our net interest margin (fully tax equivalent basis) for the first six months ended June 30, 2013 was 3.85% compared to 4.35% for the same period in 2012.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 62 basis points to 4.02% for the six month period ended June 30, 2013 compared to 4.64% for the same period in 2012. The decrease in higher-yielding loans, combined with the increase in lower-yielding investments contributed to the decrease in the Company’s net interest margin.  For the six months ended June 30, 2013, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 55 basis points, while the effective yield on loans decreased 40 basis points.  The cost of total interest-bearing liabilities decreased 16 basis points to 0.26% compared to 0.42% for the same period in 2012.  The cost of total deposits, including noninterest bearing accounts, decreased 10 basis points to 0.17% for the six months ended June 30, 2013 compared to 0.27% for the same period in 2012.

Net interest income before the provision for credit losses for the second quarter of 2013 was $13,723,000 compared to $15,176,000 for the same period in 2012, a decrease of $1,453,000 or 9.57%.  Net interest income before the provision for credit losses decreased as a result of the decrease in interest income. The Bank had non-accrual loans totaling $10,267,000 at June 30, 2013, compared to $9,695,000 at December 31, 2012 and $10,142,000 at June 30, 2012.  The Company had no other real estate owned at June 30, 2013 or December 31, 2012, compared to 2,098,000 at June 30, 2012.

At June 30, 2013, we had total net loans of $395,343,000, total assets of $871,372,000, total deposits of $738,397,000, and shareholders’ equity of $111,542,000.

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

During the fourth quarter 2012, the Company announced the pending merger with Visalia Community Bank (VCB) which has three full-service offices in Visalia and one branch in Exeter. On July 1, 2013, the Company announced the completion of the acquisition of VCB, a company that had as of March 31, 2013, assets of approximately $203 million. The Company’s results of operations for the six months ended June 30, 2013 and its balance sheet as of the same date do not reflect the VCB acquisition.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is measured in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 5.27% for the six months ended June 30, 2013 compared to 6.56% for the year ended December 31, 2012 and 6.12% for the six months ended June 30, 2012.  Our net income for the six months ended June 30, 2013 decreased $352,000 or 10.29% to $3,070,000 compared to $3,422,000 for the six months ended June 30, 2012.  Net income decreased due to increases in non-interest expenses and a decrease in interest income, partially offset by a decrease in interest expense, a decrease in the provision for credit losses, and a decrease in tax expense. Net interest margin (NIM) decreased 50 basis points comparing the six month periods ended June 30, 2013 and 2012.  Diluted EPS was $0.30 for the six months ended June 30, 2013 and $0.34 for the same period in 2012.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to measure our performance compared with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2013 was 0.70% compared to 0.88% for the year ended December 31, 2012 and 0.82% for the six months ended June 30, 2012.  The decrease in ROA compared to December 2012 is due to the decrease in net income relative to total average assets.  Average assets for the six months ended

June 30, 2013 were $874,617,000 compared to $853,078,000 for the year ended December 31, 2012.  ROA for our peer group was 0.85% for the year ended December 31, 2012.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 3.85% for the six months ended June 30, 2013, compared to 4.35% for the same period in 2012.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  The decrease in higher-yielding loans, combined with the increase in lower-yielding investments contributed to the decrease in the Company’s net interest margin. In comparing the two periods, the effective yield on total earning assets decreased 62 basis points, while the cost of total interest bearing liabilities decreased 16 basis points and the cost of total deposits decreased 10 basis points.  The Company’s total cost of deposits for the six months ended June 30, 2013 was 0.17% compared to 0.27% for the same period in 2012.  At June 30, 2013, 30.61% of the Company’s average deposits were non-interest bearing compared to 33.54% for the Company’s peer group as of December 31, 2012.  Net interest income before the provision for credit losses for the six month period ended June 30, 2013 was $13,723,000 compared to $15,176,000 for the same period in 2012.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities. Non-interest income for the six months ended June 30, 2013 increased $925,000 or 29.56%, to $4,054,000 compared to $3,129,000 for the six months ended June 30, 2012.  The increase resulted primarily from an increase in net realized gains on sales and calls of investment securities and an increase in loan placement fees compared to the comparable 2012 period.  Further detail of non-interest income is provided below.

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

The Company had non-performing loans totaling $10,267,000 or 2.54% of total loans as of June 30, 2013 and $9,695,000 or 2.45% of total loans at December 31, 2012.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had no other real estate owned at June 30, 2013 or December 31, 2012. The Company’s ratio of non-performing assets as a percentage of total assets was 1.18% as of June 30, 2013 and 1.09% at December 31, 2012.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $18,856,000 or 2.12% during the six months ended June 30, 2013 to $871,372,000 compared to $890,228,000 as of December 31, 2012.  Total gross loans increased $9,626,000 to $404,944,000 as of June 30, 2013 compared to $395,318,000 as of December 31, 2012.  Total deposits decreased 1.73% to $738,397,000 as of June 30, 2013 compared to $751,432,000 as of December 31, 2012.  Our loan to deposit ratio at June 30, 2013 was 54.84% compared to 52.61% at December 31, 2012.  The loan to deposit ratio of our peers was 69.33% at December 31, 2012.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of June 30, 2013, the Company and the Bank were “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the "Capital" section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 84.46% for the first six months of 2013 compared to 75.45% for the first six months of 2012.  The deterioration in the efficiency ratio is primarily due to a decrease in net interest income and an increase in operating expenses.  Further discussion of the decrease in net interest income and increase in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains (losses), decreased 6.74% to $16,643,000 for the first six months of 2013 compared to $17,845,000 for the same period in 2012, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 4.40% to $14,057,000 from $13,464,000 for the same period in 2012.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $221,397,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012:

Net income decreased to $3,070,000 for the six months ended June 30, 2013 compared to $3,422,000 for the six months ended June 30, 2012.  Basic and diluted earnings per share for June 30, 2013 were $0.30. Basic and diluted earnings per share for the same period in 2012 were $0.34. Annualized ROE was 5.27% for the six months ended June 30, 2013 compared to 6.12% for the six months ended June 30, 2012.  Annualized ROA for the six month periods ended June 30, 2013 and 2012 was 0.70% and 0.82%, respectively.

The decrease in net income for the six months ended June 30, 2013 compared to the same period in 2012 can be attributed to a decrease in interest income and an increase in non-interest expense partially offset by a decrease in interest expense, an increase in non-interest income, and a decrease in income tax expense. The increase in non-interest income is primarily due to increased net gains on sales and calls of investment securities and increased loan placement fees. Non-interest expenses increased due to an increase in merger-related expenses, data processing expenses, audit and accounting fees and occupancy and equipment, partially offset by decreases in salaries and employee benefits, regulatory assessments, advertising expenses, other real estate owned expenses, and legal fees.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$29,881	$59	0.40%	$27,178	$34	0.25%
Securities
Taxable securities	217,198	753	0.69%	215,273	1,953	1.81%
Non-taxable securities (1)	154,116	4,146	5.38%	100,850	3,205	6.36%
Total investment securities	371,314	4,899	2.64%	316,123	5,158	3.26%
Federal funds sold	273	—	0.25%	535	1	0.25%
Total securities and interest-earning deposits	401,468	4,958	2.47%	343,836	5,193	3.02%
Loans (2) (3)	384,277	10,846	5.69%	400,918	12,137	6.09%
Federal Home Loan Bank stock	3,838	54	2.81%	3,235	7	0.43%
Total interest-earning assets	789,583	$15,858	4.02%	747,989	$17,337	4.64%
Allowance for credit losses	(9,763)			(10,587)
Nonaccrual loans	10,613			10,892
Other real estate owned	—			1,559
Cash and due from banks	18,740			18,907
Bank premises and equipment	6,297			6,173
Other non-earning assets	59,147			58,412
Total average assets	$874,617			$833,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$199,374	$139	0.14%	$174,054	$155	0.18%
Money market accounts	174,148	110	0.13%	174,557	223	0.26%
Time certificates of deposit, under $100,000	46,480	109	0.47%	55,493	250	0.91%
Time certificates of deposit, $100,000 and over	92,300	247	0.54%	94,800	308	0.65%
Total interest-bearing deposits	512,302	605	0.24%	498,904	936	0.38%
Other borrowed funds	6,143	66	2.17%	9,158	128	2.81%
Total interest-bearing liabilities	518,445	$671	0.26%	508,062	$1,064	0.42%
Non-interest bearing demand deposits	225,984			203,655
Other liabilities	13,623			9,859
Shareholders’ equity	116,565			111,769
Total average liabilities and shareholders’ equity	$874,617			$833,345
Interest income and rate earned on average earning assets		$15,858	4.02%		$17,337	4.64%
Interest expense and interest cost related to average interest-bearing liabilities		671	0.26%		1,064	0.42%
Net interest income and net interest margin (4)		$15,187	3.85%		$16,273	4.35%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,410 and $1,090 in 2013 and 2012 respectively.

(2)	Loan interest income includes loan fees of $41 in 2013 and $197 in 2012

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $1,291,000 or 10.64% for the six months ended June 30, 2013 compared to the same period in 2012.  Average total loans, including non-accrual loans, for the six months ended June 30, 2013 decreased $16,920,000 or 4.11% to $394,890,000 compared to $411,810,000 for the same period in 2012.  The yield on average loans decreased 40 basis points to 5.69% for the six months ended 2013 compared to 6.09% for the same period in 2012.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $555,000 in the first six months of 2013 to $3,548,000 compared to $4,103,000, for the same period in 2012.  The yield on average investments decreased 55 basis points to 2.47% for the six month period ended June 30, 2013 compared to 3.02% for the same period in 2012.  During the same period, the balance of the investment portfolio increased due to loan payoffs and increases in deposits. New investment purchases during this period were at lower yields than the prior year period, which contributed to the decrease in net interest income and to the decrease in net interest margin. Average total investments for the first six months of 2013 increased $57,632,000 or 16.76% to $401,468,000 compared to $343,836,000 for the same period in 2012.  Income from investments represents 25.85% of net interest income for the first six months of 2013 compared to 27.04% for the same period in 2012.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2013, we held $184,459,000 or 49.21% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 0.61%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized loss on the available-for-sale investment portfolio was $1,315,000 at June 30, 2013 and is reflected in the Company’s equity.  At June 30, 2013, the average life of the investment portfolio was 5.71 years and the fair value of the portfolio reflected a pre-tax loss of $2,234,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). For the six months ended June 30, 2013 no OTTI was recorded. Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2013, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $37,234,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $26,337,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income for the six months ended June 30, 2013 decreased $1,846,000 or 11.37% to $14,394,000 compared to $16,240,000 for the six months ended June 30, 2012.  The decrease was due to the 62 basis point decrease in the yield on average interest earning assets.  The yield on interest earning assets decreased to 4.02% on a fully tax equivalent basis for the six months ended June 30, 2013 from 4.64% for the six months ended June 30, 2012, primarily due to the decrease in yields on investments and loans.  Average interest earning assets increased to $789,583,000 for the six months ended June 30, 2013 compared to $747,989,000 for the six months ended June 30, 2012.  The $41,594,000 increase in average earning assets can be attributed to the $57,632,000 increase in average investments offset by a $16,641,000 decrease in average loans.

Interest expense on deposits for the six months ended June 30, 2013 decreased $331,000 or 35.36% to $605,000 compared to $936,000 for the six months ended June 30, 2012.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 14 basis points to 0.24% for the six months ended June 30, 2013 from 0.38% in 2012 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 2.69% or $13,398,000 to $512,302,000 for the six months ended June 30, 2013 compared to $498,904,000 for the same period ended June 30, 2012.

Average other borrowed funds decreased $3,015,000 or 32.92% to $6,143,000 with an effective rate of 2.17% for the six months ended June 30, 2013 compared to $9,158,000 with an effective rate of 2.81% for the six months ended June 30, 2012.  As a result, total interest expense on other borrowed funds decreased $62,000 to $66,000 for the six months ended June 30, 2013 from $128,000 for the six months ended June 30, 2012.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term borrowings.  The effective rate of the FHLB advances was 3.59% for the six month periods ended June 30, 2012.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities. Borrowings have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.88% and 2.07% at June 30, 2013 and 2012, respectively.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 16 basis points to 0.26% for the six month period ended June 30, 2013 compared to 0.42% for 2012, while the cost of total deposits decreased to 0.17% for the six month period ended June 30, 2013 compared to 0.27% for same period in 2012.  Average non-interest bearing demand deposits increased 10.96% to $225,984,000 in 2013 compared to $203,655,000 for 2012.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 30.61% in the six month period of 2013 compared to 28.99% for the same period in 2012.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2013 decreased by $1,453,000 or 9.57% to $13,723,000 compared to $15,176,000 for the same period in 2012.  The decrease was due to the 62 basis point decrease in the average rate on earning assets partially offset by a 14 basis point decrease in the average interest rate on deposits. Average interest earning assets were $789,583,000 for the six months ended June 30, 2013 with a net interest margin (fully tax equivalent basis) of 3.85% compared to $747,989,000 with a net interest margin (fully tax equivalent basis) of 4.35% for the six months ended June 30, 2012.  The $41,594,000 increase in average earning assets can be attributed to the $57,632,000 increase in total investments partially offset by a $16,641,000 decrease in average loans.  Average interest bearing liabilities increased 2.04% to $518,445,000 for the six months ended June 30, 2013, compared to $508,062,000 for the same period in 2012.  For the six months ended June 30, 2013, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 55 basis points, while the effective yield on loans also decreased 40 basis points.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	June 30, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial and industrial	$2,088	19.0%	$2,071	19.7%
Agricultural land and production	704	9.7%	605	6.7%
Real estate:
Owner occupied	1,914	27.7%	2,153	28.9%
Real estate construction and other land loans	1,023	8.3%	1,035	8.4%
Commercial real estate	1,423	15.0%	1,886	13.6%
Agricultural real estate	546	7.8%	646	7.2%
Other real estate	151	1.2%	157	2.0%
Total real estate	5,057	60.0%	5,877	60.1%
Equity loans and lines of credit	992	9.7%	1,158	10.9%
Consumer and installment	260	1.6%	383	2.6%
Unallocated reserves	500		39
Total allowance for credit losses	$9,601		$10,133

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

There were no additions made to the allowance for credit losses in the first six months of 2013, compared to $500,000 for the same period in 2012.  The absence of provisions is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The increase in unallocated reserves in the current period is primarily due to uncertainties which management is further analyzing related to the recent increase in long-term interest rates and the effects that higher rates may have on certain borrowers’ debt service capabilities. During the six months ended June 30, 2013, the Company had net charge offs totaling $532,000 compared to $1,756,000 for the same period in 2012.  The charged off loans were previously classified and sufficient funds were held in the allowance for credit losses as of December 31, 2012.

Nonperforming loans were $10,267,000 and $9,695,000 at June 30, 2013 and December 31, 2012, respectively, and $10,242,000 at June 30, 2012.  Nonperforming loans as a percentage of total loans were 2.54% at June 30, 2013 compared to 2.45% at December 31, 2012 and 2.47% at June 30, 2012.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 0.27% for the six months ended June 30, 2013, and 0.85% for the same period in 2012.  The annual net charge off ratios for 2012, 2011, and 2010 were 0.49%, 0.16% and 0.66%, respectively.

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

As of June 30, 2013, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $13,723,000 for the six months period ended June 30, 2013 and $14,676,000 for the same period in 2012.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $4,054,000 for the six months ended June 30, 2013 compared to $3,129,000 for the same period in 2012.  The $925,000 or 29.56% increase in non-interest income was primarily due to a $689,000 increase in net realized gains on sales and calls of investment securities, a $152,000 increase in loan placement fees, and an increase in customer service charges of $6,000.

During the six months ended June 30, 2013, we realized a net gain on sales and calls of investment securities of $1,133,000 compared to $444,000 for the same period in 2012.  The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges increased $6,000 or 0.44% to $1,371,000 for the first six months of 2013 compared to $1,365,000 for the same period in 2012. Loan placement fees increased $152,000 or 66.96% to $379,000 for the first six months of 2013 compared to $227,000 for the same period in 2012, primarily due to an increase in mortgage refinances.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $3,802,000 in FHLB stock.  We received dividends totaling $54,000 in the six months ended June 30, 2013, compared to $7,000 for the same period in 2012.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, other real estate owned expense, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $521,000 or 3.82% to $14,157,000 for the six months ended June 30, 2013, compared to $13,636,000 for the six months ended June 30, 2012.  The increase in 2013 was primarily due to an increase in merger-related expenses of $513,000 occupancy and equipment expenses of $44,000, legal fees of $20,000 and other non-interest expenses of $287,000 partially offset by a decrease in salaries and employee benefits of $218,000, advertising fees of $58,000, and regulatory assessments of $28,000. First quarter 2013 other expenses included a write-down of $102,000 on equipment owned from a matured lease.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sales and calls of investments and OREO related gains and losses) was 84.46% for the first six months of 2013 compared to 75.45% for the six months ended June 30, 2012. The deterioration in the efficiency ratio is primarily due to a decrease in net interest income and a increase in operating expenses.

Salaries and employee benefits decreased $218,000 or 2.70% to $7,868,000 for the first six months of 2013 compared to $8,086,000 for the six months ended June 30, 2012.  Full time equivalents were 216 at June 30, 2013, compared to 209 at June 30, 2012. Despite an increase in full time equivalent employees during this period, salaries decreased primarily due to an increase in the application of loan issuance costs which are recognized as offset to interest income on loans over the term of the loan.

Occupancy and equipment expense increased $44,000 or 2.50% to $1,802,000 for the six months ended June 30, 2013 compared to $1,758,000 for the six months ended June 30, 2012. The increase in 2013 was primarily due to increase in rent and depreciation expense for the premises. The Company made no changes in depreciation expense methodology.

Regulatory assessments decreased to $297,000 for the six month period ended June 30, 2013 compared to $325,000 for the same period in 2012.  The assessment base for calculating the amount owed is average assets minus average tangible equity.

Other categories of non-interest expenses increased $287,000 or 13.65% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
ATM/debit card expenses	$227	0.05%	$176	0.04%
Internet banking expense	148	0.03%	130	0.03%
Amortization of software	118	0.03%	96	0.02%
Director fees and related expenses	109	0.02%	108	0.03%
Stationery/supplies	115	0.03%	111	0.03%
Telephone	91	0.02%	85	0.02%
Postage	86	0.02%	94	0.02%
Donations	66	0.02%	74	0.02%
Consulting	118	0.03%	86	0.02%
General insurance	60	0.01%	60	0.01%
License and maintenance contracts	197	0.05%	174	0.04%
Education/training	65	0.01%	86	0.02%
Appraisal fees	31	0.01%	23	0.01%
Operating losses	6	—%	22	0.01%
Other	953	0.22%	778	0.19%
Total other non-interest expense	$2,390	0.55%	$2,103	0.50%

Provision for Income Taxes

Our effective income tax rate was 15.19% for the six months ended June 30, 2013 compared to 17.92% for the six months ended June 30, 2012. The Company reported an income tax provision of $550,000 for the three months ended June 30, 2013, compared to $747,000 for the six months ended June 30, 2012.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.   The decrease in the effective tax rate during 2013 was primarily due to an increase in interest income on non-taxable investment securities. The Company has also benefited from tax credits and deductions related to the California enterprise zone program; however, those benefits will be reduced beginning January 1, 2014 due to legislative changes affecting the program.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of June 30, 2013, the Company determined that the deferred tax valuation allowance in the amount of $110,000 for California capital loss carryforwards was appropriate.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $175,000 during the six months ended June 30, 2013 and preferred stock dividends and accretion of the CPP issuance discount on the amount of $175,000 during the comparable period in 2012.

Net Income for the Second Quarter of 2013 Compared to the Second Quarter of 2012:

Net income was $1,287,000 for the quarter ended June 30, 2013 compared to $1,709,000 for the quarter ended June 30, 2012.  Basic and diluted earnings per share were $0.13 and $0.12 for the quarter ended June 30, 2013; respectively, compared to $0.17 for the same period in 2012.  Annualized ROE was 4.45% for the quarter ended June 30, 2013 compared to 6.06% for the quarter ended June 30, 2012.  Annualized ROA for the three months ended June 30, 2013 was 0.59% compared to 0.82% for the quarter ended June 30, 2012.

The decrease in net income for the quarter ended June 30, 2013 compared to the same period in the prior year was due to an increase in non-interest expense and a decrease in net interest income before provision for credit losses partially offset by an increase in non-interest income. No provision for credit losses was booked for the second quarter of 2013 compared to $100,000 for the second quarter of 2012, a decrease of $100,000.  Net interest income before the provision for credit losses decreased due to a decrease in the yield of average earning assets and a decrease in the average loan balances partially offset by a decrease in our cost of interest bearing liabilities and an increase in the average balance of investment securities. Non-interest income increased primarily due to an increase in gains on sales and calls of investment securities of $223,000 and an increase of $115,000 in loan placement fees. Other non-interest income for the quarter ended June 30, 2012 included a $14,000 gain from the sale of other real estate owned.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$28,527	$29	0.40%	$25,298	$16	0.25%
Securities
Taxable securities	213,839	352	0.66%	211,234	880	1.67%
Non-taxable securities (1)	159,327	2,118	5.32%	103,650	1,633	6.30%
Total investment securities	373,166	2,470	2.65%	314,884	2,513	3.19%
Federal funds sold	219	—	0.25%	541	1	0.25%
Total securities and interest-earning deposits	401,912	2,499	2.49%	340,723	2,530	2.97%
Loans (2) (3)	388,431	5,435	5.61%	400,703	6,053	6.06%
Federal Home Loan Bank stock	3,826	32	3.35%	3,576	3	0.34%
Total interest-earning assets	794,169	$7,966	4.01%	745,002	$8,586	4.61%
Allowance for credit losses	(9,524)			(10,197)
Non-accrual loans	10,628			10,235
Other real estate owned	—			2,248
Cash and due from banks	18,335			18,802
Bank premises and equipment	6,358			6,290
Other non-earning assets	58,800			58,761
Total average assets	$878,766			$831,141
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$196,803	$67	0.14%	$172,655	$76	0.18%
Money market accounts	178,941	52	0.12%	175,828	110	0.25%
Time certificates of deposit, under $100,000	45,930	55	0.48%	52,423	162	1.24%
Time certificates of deposit, $100,000 and over	93,028	138	0.59%	97,928	107	0.44%
Total interest-bearing deposits	514,702	312	0.24%	498,834	455	0.37%
Other borrowed funds	5,226	24	1.84%	9,155	63	2.76%
Total interest-bearing liabilities	519,928	$336	0.26%	507,989	$518	0.41%
Non-interest bearing demand deposits	226,157			201,764
Other liabilities	17,008			8,525
Shareholders’ equity	115,673			112,863
Total average liabilities and shareholders’ equity	$878,766			$831,141
Interest income and rate earned on average earning assets		$7,966	4.01%		$8,586	4.61%
Interest expense and interest cost related to average interest-bearing liabilities		336	0.26%		518	0.41%
Net interest income and net interest margin (4)		$7,630	3.84%		$8,068	4.33%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $720 and $555 in 2013 and 2012, respectively.

(2)	Loan interest income includes loan fees of $11 in 2013 and $133 in 2012

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans decreased $618,000 or 10.21% to $5,435,000 for the second quarter of 2013 compared to $6,053,000 for the same period in 2012.  Average total loans, including nonaccrual loans, for the second quarter of 2013 decreased $11,879,000 or 2.89% to $399,059,000 compared to $410,938,000 for the same period in 2012.  Yield on the loan portfolio was 5.61% and 6.06% for the second quarters ending June 30, 2013 and 2012, respectively.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 25.87% of net interest income for the second quarter of 2013 compared to 26.30% for the same quarter in 2012. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $196,000 in the second quarter of 2013 to $1,779,000 compared to $1,975,000, for the same period in 2012.  The decrease is attributed to lower yields on the portfolio.  The yield on average investments decreased 48 basis points to 2.49% on a fully tax equivalent basis for the second quarter of 2013 compared to 2.97% on a fully tax equivalent basis for the second quarter of 2012. We experienced a decrease in yield in our investment securities in 2013 due to purchases of debt securities with lower yields than those previously held in the portfolio.  In 2013, we experienced large pay downs and calls of higher yielding CMOs.  Average total investments for the second quarter of 2013 increased $61,189,000 or 17.96% to $401,912,000 compared to $340,723,000 for the second quarter of 2012.

Total interest income for the second quarter of 2013 decreased $814,000 or 10.14% to $7,214,000 compared to $8,028,000 for the second quarter ended June 30, 2012.  The decrease was due to the 60 basis point decrease in the tax equivalent yield on average interest earning assets and the decrease in average loans.  The yield on interest earning assets decreased to 4.01% on a fully tax equivalent basis for the second quarter ended June 30, 2013 from 4.61% on a fully tax equivalent basis for the second quarter ended June 30, 2012.  Average interest earning assets increased to $794,169,000 for the second quarter ended June 30, 2013 compared to $745,002,000 for the second quarter ended June 30, 2012.  The $49,167,000 increase in average earning assets can be attributed to the $61,189,000 increase in total investments (at lower yields) offset by a $12,272,000 decrease in average loans.

Interest expense on deposits for the quarter ended June 30, 2013 decreased $143,000 or 31.43% to $312,000 compared to $455,000 for the quarter ended June 30, 2012.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 9 basis points to 0.17% for the quarter ended June 30, 2013 compared to 0.26% for the same period in 2012.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 3.18% or $15,868,000 comparing the second quarter of 2013 to the same period in 2012.  Average interest-bearing deposits were $514,702,000 for the quarter ended June 30, 2013, with an effective rate paid of 0.24%, compared to $498,834,000 for the same period in 2012, with an effective rate paid of 0.37%.

Average other borrowed funds totaled $5,226,000 for the quarters ended June 30, 2013 and 2012, with an effective rate of 1.84% for the quarter ended June 30, 2013 compared to 2.76% for the quarter ended June 30, 2012.  As a result, interest expense on borrowed funds decreased $39,000 to $24,000 for the quarter ended June 30, 2013, from $63,000 for the quarter ended June 30, 2012.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 1.88% and 2.07% at June 30, 2013 and 2012, respectively.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities decreased 15 basis points to 0.26% for the quarter ended June 30, 2013 compared to 0.41% for the quarter ended June 30, 2012.  The decrease is due to the lower current interest rate environment as mentioned above.  The cost of total deposits decreased to 0.17% for the quarter ended June 30, 2013 compared to 0.26% for quarter ended June 30, 2012.  Average non-interest bearing demand deposits increased 12.09% to $226,157,000 in 2013 compared to $201,764,000 for 2012.  The ratio of average non-interest bearing demand deposits to average total deposits was 30.53% in the second quarter of 2013 compared to 28.80% for 2012.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2013, decreased $632,000 or 8.42% to $6,878,000 compared to $7,510,000 for the quarter ended June 30, 2012.  The decrease was due to the 49 basis point decrease in our net interest margin partially offset by an increase in average interest earning assets.  Average interest earning assets were $794,169,000 for the three months ended June 30, 2013, with a net interest margin (fully tax equivalent basis) of 3.84% compared to $745,002,000 with a net interest margin (fully tax equivalent basis) of 4.33% for the three months ended June 30, 2012.  The $49,167,000 increase in average earning assets can be attributed to the $61,189,000 increase in total investments offset by a $11,879,000 decrease in loans.  Average interest bearing liabilities increased 2.35% to $519,928,000 for the three months ended June 30, 2013 compared to $507,989,000 for the same period in 2012.

Provision for Credit Losses

There were no additions to the allowance for credit losses in the second quarter of 2013 compared to $100,000 for the second quarter of 2012.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The annualized net charge-off (recoveries) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.11)% for the quarter ended June 30, 2013 compared to 0.24% for the quarter ended June 30, 2012.  During the three months ended June 30, 2013, the Company had net recoveries totaling $112,000 compared to net charge-offs of $245,000 for the same period in 2012.  The period-to-period decrease in provision for credit losses resulted from a decrease in the level of outstanding loans and nonperforming loans.  Recoveries of previously charged off loan balances during the quarters ended June 30, 2013 and 2012 were $134,000 and $267,000, respectively.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $1,828,000 for the quarter ended June 30, 2013 compared to $1,471,000 for the same period ended June 30, 2012.  The $357,000 or 24.27% increase in non-interest income for the quarter ended June 30, 2013 was primarily due to an increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees, and an increase in FHLB dividends, partially offset by a decrease in service charge income. The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges decreased $3,000 or 0.44% to $673,000 for the second quarter of 2013 compared to $676,000 for the same period in 2012, due primarily to a decrease in overdraft fee income.  Other income increased $9,000 or 1.87% to $491,000 for the second quarter of 2013 compared to $482,000 for the same period in 2012.

Non-Interest Expenses

Salaries and employee benefits, occupancy, merger-related expenses, regulatory assessments, data processing, professional services, and other real estate owned expenses are the major categories of non-interest expenses.  Non-interest expenses increased $506,000 or 7.53% to $7,224,000 for the quarter ended June 30, 2013 compared to $6,718,000 for the same period in 2012.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), improved to 84.46% for the second quarter of 2013 compared to 75.45% for the second quarter of 2012.

Merger-related expenses increased $380,000 comparing the two periods. Occupancy expense increased $24,000 for the quarter of 2013 compared to the second quarter of 2012.

Salaries and employee benefits increased $17,000 or 0.43% to $3,974,000 for the second quarter of 2013 compared to $3,957,000 for the second quarter of 2012.  The increase in salaries and employee benefits for the second quarter of 2013 can be attributed to a increase in the number of full-time equivalent employees.

Regulatory assessments decreased $15,000 or 8.88% to $154,000 for the second quarter of 2013 compared to $169,000 for the second quarter of 2012.

The net OREO expenses decreased $9,000 comparing the two periods.

Provision for Income Taxes

The effective income tax rate was 13.16% for the second quarter of 2013 compared to 20.99% for the same period in 2012.  Provision for income taxes totaled $195,000 and $454,000 for the quarters ended June 30, 2013 and 2012, respectively.  The decrease in the effective tax rate during 2013 was primarily due to an increase in interest income on non-taxable investment securities. The Company has also benefited from tax credits and deductions related to the California enterprise zone program; however, those benefits will be reduced beginning January 1, 2014 due to legislative changes affecting the program.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $88,000 during the second quarter of 2013 and preferred stock dividends and accretion of the CPP issuance discount in the amount of $87,000 during the comparable period in 2012. The Company’s effective dividend rate paid on the Series C preferred stock was 5% for the second quarter of 2013. The dividend rate can vary between 1% and 5% on a quarterly basis through the fourth quarter of 2013 depending on the Company’s level of qualified small business lending. Beginning in the fist quarter of 2014, the effective dividend rate becomes fixed between 1% and 7% for the following two years depending on the Company’s level of qualified small business lending.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2013 compared to December 31, 2012.

Total assets were $871,372,000 as of June 30, 2013, compared to $890,228,000 as of December 31, 2012, a decrease of 2.12% or $18,856,000.  Total gross loans were $404,944,000 as of June 30, 2013, compared to $395,318,000 as of December 31, 2012, a increase of $9,626,000 or 2.44%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 6.76% or $28,717,000 to $395,799,000.  Total deposits decreased 1.73% or $13,035,000 to $738,397,000 as of June 30, 2013, compared to $751,432,000 as of December 31, 2012.  Shareholders’ equity decreased $6,123,000 or 5.20% to $111,542,000 as of June 30, 2013, compared to $117,665,000 as of December 31, 2012, due to a decrease in accumulated other comprehensive income, partially offset by a net increase in retained earnings. Accrued interest payable and other liabilities were $16,278,000 as of June 30, 2013, compared to $11,976,000 as of December 31, 2012, an increase of $4,302,000. June 30, 2013 other liabilities included an accrual of $4,425,000 for investment security purchases which settled after June 30, 2013.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2013, investment securities with a fair value of $102,764,000, or 27.42% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at June 30, 2013 was 54.84% compared to 52.61% at December 31, 2012.  The loan to deposit ratio of our peers was 69.33% at December 31, 2012.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 6.76% or $28,717,000 to $395,799,000 at June 30, 2013, from $424,516,000 at December 31, 2012.  The market value of the portfolio reflected an unrealized loss of $(2,234,000) at June 30, 2013, compared to an unrealized gain of $12,891,000 at December 31, 2012.

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

Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2013 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2013 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.  Management retained the services of a third party in June 2013 to provide independent valuation and OTTI analysis on certain private label residential mortgage backed securities (PLRMBS).

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of June 30, 2013.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

At June 30, 2013, the Company held five U.S. Government agency securities, of which one was in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, the Company held 199 obligations of states and political subdivision securities of which 72 were in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, the Company held 182 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 58 were in a loss position for less than 12 months and 19 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, the Company had a total of 22 PLRMBS with a remaining principal balance of $5,232,000 and a net unrealized loss of approximately $855,000.  One of these securities account for the $4,000 of unrealized loss at June 30, 2013 offset by 21 of these securities with gains totaling $859,000.  Eight of these PLRMBS with a remaining principal balance of $4,068,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the three month period ended June 30, 2013.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $9,626,000 or 2.44% to $404,944,000 as of June 30, 2013, compared to $395,318,000 as of December 31, 2012.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	June 30, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial:
Commercial and industrial	$77,126	19.0%	$77,956	19.7%
Agricultural land and production	38,756	9.6%	26,599	6.7%
Total commercial	115,882	28.6%	104,555	26.4%
Real estate:
Owner occupied	112,114	27.7%	114,444	28.9%
Real estate construction and other land loans	33,697	8.3%	33,199	8.4%
Commercial real estate	60,782	15.0%	53,797	13.6%
Agricultural real estate	31,607	7.8%	28,400	7.2%
Other real estate	5,030	1.3%	8,098	2.0%
Total real estate	243,230	60.1%	237,938	60.1%
Consumer:
Equity loans and lines of credit	39,448	9.7%	42,932	10.9%
Consumer and installment	6,675	1.6%	10,346	2.6%
Total consumer	46,123	11.3%	53,278	13.5%
Deferred loan fees, net	(291)		(453)
Total gross loans	404,944	100.0%	395,318	100.0%
Allowance for credit losses	(9,601)		(10,133)
Total loans	$395,343		$385,185

As of June 30, 2013, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 98.4% of total loans of which 28.6% were commercial and 69.8% were real-estate-related.  This level of concentration is consistent with 97.4% at December 31, 2012.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at June 30, 2013 or December 31, 2012.

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

At June 30, 2013, total nonperforming assets totaled $10,267,000, or 1.18% of total assets, compared to $9,695,000, or 1.09% of total assets at December 31, 2012.  Total nonperforming assets at June 30, 2013, included nonaccrual loans totaling $10,267,000 and no OREO or repossessed assets. Nonperforming assets at December 31, 2012 consisted of $9,695,000 in nonaccrual loans and no OREO or repossessed assets. At June 30, 2013, we had seven loans considered troubled debt restructurings (“TDRs”) totaling $9,570,000 which are included in nonaccrual loans compared to seven TDRs totaling

$9,245,000 at December 31, 2012. At June 30, 2013, the Company has committed to lend additional amounts totaling up to $0 as of June 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

A summary of nonperforming loans at June 30, 2013 and December 31, 2012 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2013 or December 31, 2012.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(Dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans
Commercial and industrial	$—	$—
Owner occupied	352	213
Equity loans and lines of credit	345	237
Troubled debt restructured loans (non-accruing)
Commercial and industrial	1,339	—
Owner occupied	402	1,362
Real estate construction and other land loans	6,290	6,288
Equity loans and lines of credit	1,539	1,595
Total non-accrual	10,267	9,695
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$10,267	$9,695
Nonperforming loans to total loans	2.54%	2.45%
Ratio of nonperforming loans to allowance for credit losses	106.94%	95.68%
Loans considered to be impaired	$15,957	$17,105
Related allowance for credit losses on impaired loans	$605	$510

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of June 30, 2013 and December 31, 2012, we had impaired loans totaling $15,957,000 and $17,105,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first six months of 2013.

(In thousands)	Balance, December 31, 2012	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, June 30, 2013
Non-accrual loans:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate	213	157	(18)	—	—	—	352
Equity loans and lines of credit	237	112	(4)	—	—	—	345
Consumer	—	—	—	—	—	—	—
Restructured loans (non-accruing):
Commercial and industrial	—	2,084	(48)	—	—	(697)	1,339
Real estate	1,362	—	(40)	—	(920)	—	402
Real estate construction and other land loans	6,288	286	(284)	—	—	—	6,290
Equity loans and lines of credit	1,595	—	(56)	—	—	—	1,539
Total non-accrual	$9,695	$2,639	$(450)	$—	$(920)	$(697)	$10,267

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

For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During the first quarter of 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. Moving from a 16 quarter rolling average to a 20 quarter rolling average, did not have a material impact on the level of allowance required, but it did ensure that the significant loss years for the bank would continue to be factored into the general reserve analysis. Management determined that it was necessary to expand the average period to capture enough date due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2012
Balance, beginning of period	$10,133	$11,396	$11,396
Provision charged to operations	—	700	500
Losses charged to allowance	(737)	(2,850)	(2,181)
Recoveries	205	887	425
Balance, end of period	$9,601	$10,133	$10,140
Allowance for credit losses to total loans at end of period	2.37%	2.56%	2.52%

As of June 30, 2013, the balance in the allowance for credit losses was $9,601,000 compared to $10,133,000 as of December 31, 2012.  The decrease was due to net charge offs during the six months ended June 30, 2013 being greater than the amount of the provision for credit losses.  Net charge offs totaled $532,000 while there was no provision for credit losses. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $137,034,000 as of June 30, 2013, compared to $162,851,000 as of December 31, 2012.  At June 30, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $55,000.  The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2013, the allowance for credit losses was 2.37% of total gross loans compared to 2.56% as of December 31, 2012. The decrease in the ALLL was due to improvement in historical losses and in the risk and composition of the loan portfolio. The increase in loan totals was driven primarily by an increase in agricultural loans which have a favorable loss history. The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. During the period ended December 31, 2012, the Company enhanced the process for estimating the allowance for credit losses related to impaired loans through inclusion of the use of the discounted cash flow method on certain credits where sufficient payment history exists and future payments can be reasonably projected based on a global borrower cash flow analysis in addition to collateral dependent analysis.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. In 2011, enhanced methodology enabled us to assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $10,267,000 as of June 30, 2013, and $9,695,000 as of December 31, 2012.  The allowance for credit losses as a percentage of nonperforming loans was 93.51% and 104.52% as of June 30, 2013 and December 31, 2012, respectively.  Management believes the allowance at June 30, 2013 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2013, was $23,577,000 consisting of $14,643,000 and $8,934,000 representing the excess of the cost of Service 1st and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

Management performed our annual impairment test in the third quarter of 2012 utilizing the qualitative factors cited in ASU 2011-08.  Management believes that factors cited in the ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first six months of 2013.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000 and the 2005 acquisition of Bank of Madera County of $1,500,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over an estimated life of seven years from the date of acquisition.  The carrying value of intangible assets at June 30, 2013 was $483,000, net of $2,417,000 in accumulated amortization expense.  The carrying value at December 31, 2012 was $583,000, net of $2,317,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first six months of 2013.  Amortization expense recognized was $100,000 for the six month periods ended June 30, 2013 and 2012. The core deposit intangible for the 2005 acquisition of Bank of Madera County was fully amortized as of December 31, 2011.

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

Total deposits decreased $13,035,000 or 1.73% to $738,397,000 as of June 30, 2013, compared to $751,432,000 as of December 31, 2012.  Interest-bearing deposits increased $4,953,000 or 0.97% to $516,216,000 as of June 30, 2013, compared to $511,263,000 as of December 31, 2012.  Non-interest bearing deposits decreased $17,988,000 or 7.49% to $222,181,000 as of June 30, 2013, compared to $240,169,000 as of December 31, 2012.  Average non-interest bearing deposits to average total deposits was 30.61% for the six months ended June 30, 2013 compared to 28.99% for the same period in 2012.

The composition of the deposits and average interest rates paid at June 30, 2013 and December 31, 2012 is summarized in the table below.

(Dollars in thousands)	June 30, 2013	% of Total Deposits	Effective Rate	December 31, 2012	% of Total Deposits	Effective Rate
NOW accounts	$151,394	20.5%	0.16%	$161,328	21.4%	0.19%
MMA accounts	177,425	24.0%	0.13%	173,486	23.1%	0.22%
Time deposits	142,148	19.3%	0.52%	136,876	18.2%	0.64%
Savings deposits	45,249	6.1%	0.08%	39,573	5.3%	0.09%
Total interest-bearing	516,216	69.9%	0.24%	511,263	68.0%	0.32%
Non-interest bearing	222,181	30.1%		240,169	32.0%
Total deposits	$738,397	100.0%		$751,432	100.0%

Other Borrowings

There were no short term or long term borrowings as of June 30, 2013, compared to short term-borrowings of $4,000,000 in FHLB advances at December 31, 2012.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2013, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 1.88% and 2.07% at June 30, 2013 and 2012, respectively. Interest expense recognized by the Company for the six months ended June 30, 2013 and 2012 was $49,000 and $55,000, respectively.

Capital

Our shareholders’ equity was $111,542,000 as of June 30, 2013, compared to $117,665,000 as of December 31, 2012.  The decrease in shareholders’ equity is the result of a decrease in accumulated other comprehensive income net of tax of $8,901,000, partially offset by an increase of $1,939,000 in retained earnings for the six months ended June 30, 2013.

During the first six months of 2013, the Company declared and paid $976,000 in cash dividends ($0.10 per share) to holders of common stock. During the fourth quarter of 2012, the Company declared and paid $480,000 in cash dividends ($0.05 per share) to holders of common stock. During 2012, the Bank declared and paid cash dividends to the Company of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company’s Board of Directors. The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company and the Bank) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$87,746	10.41%	$90,866	10.56%
Minimum regulatory requirement	$33,709	4.00%	$34,418	4.00%
Central Valley Community Bank	$86,306	10.24%	$87,911	10.22%
Minimum requirement for “Well-Capitalized” institution	$42,139	5.00%	$42,994	5.00%
Minimum regulatory requirement	$33,711	4.00%	$34,395	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$87,746	17.35%	$90,866	18.24%
Minimum regulatory requirement	$20,229	4.00%	$19,926	4.00%
Central Valley Community Bank	$86,306	17.06%	$87,911	17.67%
Minimum requirement for “Well-Capitalized” institution	$30,357	6.00%	$29,848	6.00%
Minimum regulatory requirement	$20,238	4.00%	$19,899	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$94,127	18.61%	$97,299	19.53%
Minimum regulatory requirement	$458	8.00%	$39,853	8.00%
Central Valley Community Bank	$92,689	18.32%	$94,336	18.96%
Minimum requirement for “Well-Capitalized” institution	$50,594	10.00%	$49,747	10.00%
Minimum regulatory requirement	$40,476	8.00%	$39,798	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital. Accordingly, $6,051,000 in disallowed deferred tax assets were deducted from Tier 1 capital at June 30, 2013, compared to $53,000 at December 31, 2012.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2013, the Company had unpledged securities totaling $272,076,000 available as a secondary source of liquidity and total cash and cash equivalents of $37,451,000.  Cash and cash equivalents at June 30, 2013 decreased 29.28% compared to December 31, 2012.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2013, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $221,397,000 in unused FHLB advances and a $111,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2013, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2013 and December 31, 2012:

Credit Lines (In thousands)	June 30, 2013	December 31, 2012
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$221,397	$133,034
Balance outstanding	$—	$4,000
Collateral pledged	$94,490	$94,368
Fair value of collateral	$94,956	$94,809
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$111	$127
Balance outstanding	$—	$—
Collateral pledged	$97	$115
Fair value of collateral	$113	$129

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With respect to risks and uncertainties relating to the recently completed merger with Visalia Community Bank, you should consider the factors discussed under the caption "Risk Factors" in the Registration Statement on Form S-4 filed with the SEC relating to the merger.

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

Central Valley Community Bancorp

Date: August 9, 2013	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: August 9, 2013	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.