Form 10-Q
period 2013-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2013-11-12
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 8, 2013 there were 10,914,680 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2013 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$32,190	$22,405
Interest-earning deposits in other banks	49,854	30,123
Federal funds sold	154	428
Total cash and cash equivalents	82,198	52,956
Available-for-sale investment securities (Amortized cost of $419,270 at September 30, 2013 and $381,074 at December 31, 2012)	417,833	393,965
Loans, less allowance for credit losses of $9,732 at September 30, 2013 and $10,133 at December 31, 2012	505,501	385,185
Bank premises and equipment, net	10,565	6,252
Other real estate owned	124	—
Bank owned life insurance	19,290	12,163
Federal Home Loan Bank stock	4,499	3,850
Goodwill	29,776	23,577
Core deposit intangibles	1,764	583
Accrued interest receivable and other assets	20,237	11,697
Total assets	$1,091,787	$890,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$327,099	$240,169
Interest bearing	616,690	511,263
Total deposits	943,789	751,432
Short-term borrowings	—	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	15,970	11,976
Total liabilities	964,914	772,563
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, issued and outstanding: 7,000 shares at September 30, 2013 and December 31, 2012	7,000	7,000
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,913,550 at September 30, 2013 and 9,558,746 at December 31, 2012	53,948	40,583
Retained earnings	66,771	62,496
Accumulated other comprehensive (loss) income, net of tax	(846)	7,586
Total shareholders’ equity	126,873	117,665
Total liabilities and shareholders’ equity	$1,091,787	$890,228

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$8,677	$6,111	$19,523	$18,248
Interest on deposits in other banks	45	36	104	70
Interest on Federal funds sold	—	—	—	1
Interest and dividends on investment securities:
Taxable	588	741	1,341	2,694
Exempt from Federal income taxes	1,593	1,118	4,329	3,233
Total interest income	10,903	8,006	25,297	24,246
INTEREST EXPENSE:
Interest on deposits	342	371	947	1,307
Interest on junior subordinated deferrable interest debentures	25	27	74	82
Other	—	36	17	109
Total interest expense	367	434	1,038	1,498
Net interest income before provision for credit losses	10,536	7,572	24,259	22,748
PROVISION FOR CREDIT LOSSES	—	—	—	500
Net interest income after provision for credit losses	10,536	7,572	24,259	22,248
NON-INTEREST INCOME:
Service charges	911	690	2,282	2,055
Appreciation in cash surrender value of bank owned life insurance	149	101	342	291
Loan placement fees	128	181	507	408
Interchange fees	268	198	678	570
Net realized gain on sale of assets	—	—	1	4
Net gain on disposal of other real estate owned	—	—	—	12
Net realized gains on sales of investment securities	—	843	1,133	1,287
Federal Home Loan Bank dividends	59	4	113	11
Other income	298	267	811	775
Total non-interest income	1,813	2,284	5,867	5,413
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,048	3,773	12,916	11,859
Occupancy and equipment	1,134	906	2,936	2,664
Regulatory assessments	220	163	517	488
Data processing	357	274	949	851
Advertising	124	139	346	419
Audit and accounting fees	135	126	406	379
Legal fees	(18)	36	84	118
Acquisition and integration	271	—	784	—
Other real estate owned, net	5	6	5	78
Amortization of core deposit intangibles	84	50	184	150
Other	1,631	1,182	4,021	3,285
Total non-interest expenses	8,991	6,655	23,148	20,291
Income before provision for income taxes	3,358	3,201	6,978	7,370
Provision for income taxes	389	745	939	1,492
Net income	$2,969	$2,456	$6,039	$5,878
Preferred stock dividends and accretion	87	87	262	262
Net income available to common shareholders	$2,882	$2,369	$5,777	$5,616
Net income per common share:
Basic earnings per share	$0.26	$0.25	$0.58	$0.59
Weighted average common shares used in basic computation	10,899,086	9,602,473	10,020,057	9,588,321
Diluted earnings per share	$0.26	$0.25	$0.57	$0.58
Weighted average common shares used in diluted computation	10,958,811	9,635,339	10,080,034	9,613,202
Cash dividend per common share	$0.05	$—	$0.15	$—

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$2,969	$2,456	$6,039	$5,878
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses)	797	3,858	(13,195)	8,050
Less: reclassification for net gains included in net income	—	843	1,133	1,287
Other comprehensive income (loss), before tax	797	3,015	(14,328)	6,763
Tax benefit (expense) related to items of other comprehensive income	(328)	(1,240)	5,896	(2,783)
Total other comprehensive income (loss)	469	1,775	(8,432)	3,980
Comprehensive income (loss)	$3,438	$4,231	$(2,393)	$9,858

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine Months Ended September 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,039	$5,878
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(217)	(178)
Depreciation	801	717
Accretion	(614)	(530)
Amortization	7,031	5,240
Stock-based compensation	73	83
Tax benefit from exercise of stock options	(16)	(25)
Provision for credit losses	—	500
Net realized gains on sales of available-for-sale investment securities	(1,133)	(1,287)
Net gain on sale and disposal of equipment	(1)	(4)
Net gain on sale of other real estate owned	—	(12)
Increase in bank owned life insurance, net of expenses	(342)	(291)
Net decrease in accrued interest receivable and other assets	873	701
Net decrease in prepaid FDIC assessments	1,542	384
Net (increase) decrease in accrued interest payable and other liabilities	(1,741)	4,410
(Benefit from) provision for deferred income taxes	(1,191)	514
Net cash provided by operating activities	11,104	16,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisition	40,729	—
Purchases of available-for-sale investment securities	(129,572)	(136,392)
Proceeds from sales or calls of available-for-sale investment securities	37,428	38,554
Proceeds from maturity and principal repayments of available-for-sale investment securities	63,666	64,933
Net (increase) decrease in loans	(6,633)	24,418
Proceeds from sale of other real estate owned	139	2,349
Purchases of premises and equipment	(852)	(1,142)
Purchases of bank owned life insurance	—	(116)
FHLB stock redeemed (purchased)	48	(957)
Proceeds from sale of premises and equipment	1	5
Net cash provided by (used in) investing activities	4,954	(8,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	11,334	33,051
Net increase (decrease) in time deposits	6,816	(8,751)
Repayments of short-term borrowings to Federal Home Loan Bank	(4,000)	—
Purchase and retirement of common stock	—	(61)
Proceeds from exercise of stock options	782	361
Excess tax benefit from exercise of stock options	16	25
Cash dividend payments on common stock	(1,502)	—
Cash dividend payments on preferred stock	(262)	(262)
Net cash provided by financing activities	13,184	24,363
Increase in cash and cash equivalents	29,242	32,115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,956	44,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,198	$76,919

	For the Nine Months Ended September 30,
(In thousands)	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$1,078	$1,571
Income taxes	$1,340	$760
Non-cash investing and financing activities:
Transfer of loans to other real estate owned	$—	$2,337
Accrued preferred stock dividends	$87	$87
Common stock issued in Visalia Community Bank acquisition	$12,494	$—

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  As discussed in Note 12, on July 1, 2013, the Company completed an acquisition under which Visalia Community Bank merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2012 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2013, and the results of its operations and its cash flows for the three and nine month interim periods ended September 30, 2013 and 2012 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2013 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Note 2.  Share-Based Compensation

For the nine month periods ended September 30, 2013 and 2012, share-based compensation cost recognized was $73,000 and $83,000, respectively. For the three month periods ended September 30, 2013 and 2012, share-based compensation cost recognized was $23,000 and $19,000, respectively. The recognized tax benefits for stock option compensation expense were $13,000 and $14,000, respectively, for the nine month periods ended September 30, 2013 and 2012. For the quarter ended September 30, 2013 and 2012, the recognized tax benefits for stock option compensation expense were $4,000 and $3,000, respectively.
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
     No options to purchase shares of the Company’s common stock were issued in the first nine months of 2013 from either of the Company’s stock based compensation plans. During the quarter ended September 30, 2012, options to purchase 91,150 shares of the Company’s common stock were issued from the Central Valley Community Bancorp 2005 Omnibus Plan (2005 Plan) at an exercise price of $8.02.
A summary of the combined activity of the Company’s Stock Based Compensation Plans for the nine month period ended September 30, 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2013	499,289	$8.78
Options exercised	(92,199)	$8.48
Options forfeited	(25,470)	$9.15
Options outstanding at September 30, 2013	381,620	$8.82	4.96	$889
Options vested or expected to vest at September 30, 2013	376,118	$8.83	4.91	$874
Options exercisable at September 30, 2013	278,820	$9.38	3.74	$597

The total intrinsic value of 92,199 options exercised in the nine months ended September 30, 2013 was $77,000. Cash received from options exercised for the nine months ended September 30, 2013 and 2012 was $782,000 and $361,000, respectively.  The actual tax benefit realized for the tax deductions from options exercised totaled $16,000 and $25,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $292,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under both plans.  The cost is expected to be recognized over a weighted average period of 3.35 years.

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

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
Net Income	$2,969	$2,456	$6,039	$5,878
Less: Preferred stock dividends and accretion	(87)	(87)	(262)	(262)
Income available to common shareholders	$2,882	$2,369	$5,777	$5,616
Weighted average shares outstanding	10,899,086	9,602,473	10,020,057	9,588,321
Basic earnings per share	$0.26	$0.25	$0.58	$0.59

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2013	2012	2013	2012
Net Income	$2,969	$2,456	$6,039	$5,878
Less: Preferred stock dividends and accretion	(87)	(87)	(262)	(262)
Income available to common shareholders	$2,882	$2,369	$5,777	$5,616
Weighted average shares outstanding	10,899,086	9,602,473	10,020,057	9,588,321
Effect of dilutive stock options	59,725	32,866	59,977	24,881
Weighted average shares of common stock and common stock equivalents	10,958,811	9,635,339	10,080,034	9,613,202
Diluted earnings per share	$0.26	$0.25	$0.57	$0.58

During the nine month periods ended September 30, 2013 and 2012, options to purchase 202,355 and 364,209 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities, all of which are classified as available-for-sale.  As of September 30, 2013, $109,500,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $1,437,000 at September 30, 2013 compared to an unrealized gain of $12,891,000 at December 31, 2012.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2013
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$16,410	$198	$(29)	$16,579
Obligations of states and political subdivisions	186,818	4,598	(6,821)	184,595
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	203,728	1,295	(1,662)	203,361
Private label residential mortgage backed securities	4,718	954	—	5,672
Other equity securities	7,596	30	—	7,626
	$419,270	$7,075	$(8,512)	$417,833

	December 31, 2012
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$9,443	$34	$(23)	$9,454
Obligations of states and political subdivisions	151,312	10,751	(385)	161,678
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	206,465	3,152	(1,107)	208,510
Private label residential mortgage backed securities	6,258	323	(206)	6,375
Other equity securities	7,596	352	—	7,948
	$381,074	$14,612	$(1,721)	$393,965

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2013 and 2012 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2013	2012	2013	2012
Proceeds from sales or calls	$1,575	$31,055	$37,428	$38,554
Gross realized gains from sales or calls	—	1,128	1,401	1,694
Gross realized losses from sales or calls	—	(285)	(268)	(407)

The provision for income taxes includes $466,000 and $530,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the nine months ended September 30, 2013 and 2012. The provision for income taxes includes $0 and $348,000 of income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended September 30, 2013 and 2012. respectively.

Investment securities with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$3,039	$(29)	$—	$—	$3,039	$(29)
Obligations of states and political subdivisions	101,937	(6,510)	2,597	(311)	104,534	(6,821)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	83,339	(1,339)	21,806	(323)	105,145	(1,662)
	$188,315	$(7,878)	$24,403	$(634)	$212,718	$(8,512)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$3,590	$(23)	$—	$—	$3,590	$(23)
Obligations of states and political subdivisions	30,572	(385)	—	—	30,572	(385)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,764	(809)	18,024	(298)	94,788	(1,107)
Private label residential mortgage backed securities	—	—	2,886	(206)	2,886	(206)
	$110,926	$(1,217)	$20,910	$(504)	$131,836	$(1,721)

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
     As of September 30, 2013, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2013 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2013 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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
     To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of September 30, 2013.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.
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

U.S. Government Agencies

At September 30, 2013, the Company held six U.S. Government agency securities, of which two were in a loss position for less than 12 months and none were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Obligations of States and Political Subdivisions

At September 30, 2013, the Company held 213 obligations of states and political subdivision securities of which 76 were in a loss position for less than 12 months and two were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At September 30, 2013, the Company held 197 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 41 were in a loss position for less than 12 months and 21 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Private Label Residential Mortgage Backed Securities

At September 30, 2013, the Company had a total of 21 PLRMBS with a remaining principal balance of $4,718,000 and a net unrealized gain of approximately $954,000.  None of these securities were recorded with an unrealized loss at September 30, 2013.  Eight of these PLRMBS with a remaining principal balance of $3,713,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities.

     PLRMBS as of September 30, 2013 with credit ratings below investment grade are summarized in the table below (dollars in thousands):

Description	Book Value	Market Value	Unrealized Gain (Loss)	Rating	Agency	12 Month Historical Prepayment Rates %	Projected Default Rates %	Projected Severity Rates %	Original Purchase Price %	Current Credit Enhancement %
PHHAM	$1,471	1,684	$213	D	Fitch	14.18	20.07	51.00	97.25	—
CWALT 1	515	562	47	D	Fitch	15.68	22.85	46.29	100.73	—
CWALT 2	219	220	1	D	Fitch	17.67	22.34	46.93	101.38	(1.55)
FHAMS	1,296	1,713	417	D	Fitch	15.84	20.18	40.88	95.00	(1.16)
BAALT	2	20	18	C	Fitch	15.01	11.47	36.58	97.24	0.92
ABFS	124	262	138	D	S&P	7.41	40.10	46.75	97.46	—
CWALT 3	50	52	2	B1	Moodys	24.13	10.37	43.71	94.47	11.21
CONHE	36	57	21	B	S&P	3.65	8.26	46.75	86.39	—
	$3,713	$4,570	$857

The following tables provide a roll forward for the three and nine month periods ended September 30, 2013 and 2012 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

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

The amortized cost and estimated fair value of investment securities at September 30, 2013 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2013	Amortized Cost	Estimated Fair Value
Within one year	$115	$115
After one year through five years	12,804	13,658
After five years through ten years	24,758	25,645
After ten years	149,141	145,177
	186,818	184,595
Investment securities not due at a single maturity date:
U.S. Government agencies	16,410	16,579
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	203,728	203,361
Private label residential mortgage backed securities	4,718	5,672
Other equity securities	7,596	7,626
	$419,270	$417,833

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

	September 30, 2013
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$32,190	$32,190	$—	$—	$32,190
Interest-earning deposits in other banks	49,854	49,854	—	—	49,854
Federal funds sold	154	154	—	—	154
Available-for-sale investment securities	417,833	7,626	410,207	—	417,833
Loans, net	505,501	—	—	509,109	509,109
Federal Home Loan Bank stock	4,499	N/A	N/A	N/A	N/A
Accrued interest receivable	4,901	22	2,739	2,140	4,901
Financial liabilities:
Deposits	943,789	769,903	173,397	—	943,300
Junior subordinated deferrable interest debentures	5,155	—	—	2,603	2,603
Accrued interest payable	134	—	110	24	134

	December 31, 2012
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,405	$22,405	$—	$—	$22,405
Interest-earning deposits in other banks	30,123	30,123	—	—	30,123
Federal funds sold	428	428	—	—	428
Available-for-sale investment securities	393,965	7,948	386,017	—	393,965
Loans, net	385,185	—	—	388,834	388,834
Federal Home Loan Bank stock	3,850	N/A	N/A	N/A	N/A
Accrued interest receivable	4,267	22	2,395	1,850	4,267
Financial liabilities:
Deposits	751,432	614,556	137,401	—	751,957
Short-term borrowings	4,000	—	4,016	—	4,016
Junior subordinated deferrable interest debentures	5,155	—	—	2,990	2,990
Accrued interest payable	174	—	149	25	174

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

(c) Loans — Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Purchased credit impaired (PCI) loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) FHLB Stock — It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(e) Other real estate owned — OREO is measured at fair value less estimated costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. The Company records OREO as non-recurring with level 3 measurement inputs.

(f) Deposits — Fair value of demand deposit, savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting resulting in a Level 1 classification. Fair value for fixed and variable rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities resulting in a Level 2 classification.

(g) Short-Term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(h) Other Borrowings — The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(i) Accrued Interest Receivable/Payable — The fair value of accrued interest receivable and payable is based on the fair value hierarchy of the related asset or liability.

(j) Off-Balance Sheet Instruments — Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of September 30, 2013 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$16,579	$—	$16,579	$—
Obligations of states and political subdivisions	184,595	—	184,595	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	203,361	—	203,361	—
Private label residential mortgage backed securities	5,672	—	5,672	—
Other equity securities	7,626	7,626	—	—
Total assets measured at fair value on a recurring basis	$417,833	$7,626	$410,207	$—

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

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the nine months ended September 30, 2013, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at September 30, 2013. Also there were no liabilities measured at fair value on a recurring basis at September 30, 2013.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at September 30, 2013 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Commercial:
Commercial and industrial	$610	$—	$—	$610
Agricultural production	—	—	—	—
Total commercial	610	—	—	610
Real estate:
Owner occupied	—	—	—	—
Real estate-construction and other land loans	—	—	—	—
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other	—	—	—	—
Total real estate	—	—	—	—
Consumer:
Equity loans and lines of credit	61	—	—	61
Consumer and installment	—	—	—	—
Total consumer	61	—	—	61
Lease financing receivable	—	—	—	—
Total impaired loans	671	—	—	671
Other real estate owned	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$671	$—	$—	$671

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market date, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan's effective interest rate which is not a market rate. There were no changes in valuation techniques used during the nine months period ended September 30, 2013.
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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1,355,000 with a valuation allowance of $684,000 at September 30, 2013, resulting in $588,000 provision for credit losses for the period ended September 30, 2013, down to their fair value of $671,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $5,386,000 with a valuation allowance of $96,000 at December 31, 2012, resulting in an additional provision for credit losses of $19,000 for the year ended December 31, 2012 down to their fair value of $5,290,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

Note 6.  Loans

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial:
Commercial and industrial	$89,991	17.5%	$77,956	19.7%
Agricultural land and production	43,670	8.5%	26,599	6.7%
Total commercial	133,661	26.0%	104,555	26.4%
Real estate:
Owner occupied	155,171	30.0%	114,444	28.9%
Real estate construction and other land loans	35,327	6.9%	33,199	8.4%
Commercial real estate	85,457	16.6%	53,797	13.6%
Agricultural real estate	39,857	7.7%	28,400	7.2%
Other real estate	3,926	0.8%	8,098	2.0%
Total real estate	319,738	62.0%	237,938	60.1%
Consumer:
Equity loans and lines of credit	51,293	10.0%	42,932	10.9%
Consumer and installment	10,777	2.0%	10,346	2.6%
Total consumer	62,070	12.0%	53,278	13.5%
Deferred loan fees, net	(236)		(453)
Total gross loans	515,233	100.0%	395,318	100.0%
Allowance for credit losses	(9,732)		(10,133)
Total loans	$505,501		$385,185

The table above includes loans acquired at fair value on July 1, 2013 with outstanding balances of $108 million as of September 30, 2013.

At September 30, 2013 and December 31, 2012, loans originated under Small Business Administration (SBA) programs totaling $6,315,000 and $5,586,000, respectively, were included in the real estate and commercial categories.

Purchased Credit Impaired Loans

The Company has loans that were acquired in an acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2013 and December 31, 2012. The amounts of loans at September 30, 2013 and December 31, 2012 are as follows.

	September 30, 2013	December 31, 2012
Real estate	$2,489,000	$—
Outstanding balance	$2,489,000	$—
Carrying amount, net of allowance of $0	$2,489,000	$—

Accretable yield, or income expected to be collected for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$—	$—	$—	$—
Additions	105,000	—	105,000	—
Accretion	(70,000)	—	(70,000)	—
Reclassification from (to) non-accretable difference	77,000	—	77,000	—
Disposals	—	—	—	—
Balance at end of period	$112,000	$—	$112,000	$—

During the three and nine months ended September 30, 2013, the Company did not increase or decrease the allowance for loan losses with respect to these loans.

Loans acquired during each period or year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	September 30, 2013	December 31, 2012
Contractually required payments receivable at acquisition:
Real estate	$6,912,000	$—
Total	$6,912,000	$—
Cash flows expected to be collected at acquisition	$2,681,000	$—
Fair value of in acquired loans at acquisition	$2,576,000	$—

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows.

	September 30, 2013	December 31, 2012
Loans acquired during the period	$1,411,000	$—
Loans at the end of the period	$1,411,000	$—

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
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During the nine months ended September 30, 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. Moving from a 16 quarter rolling average used at December 31, 2012 to a 20 quarter rolling average during the first quarter of 2013 did not have a material impact on the level of allowance required, but it did ensure that the significant historical loss years for the bank would continue to be factored into the general reserve analysis. Management determined that it was necessary to expand the look back period to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended September 30, 2013 and 2012 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 1, 2013	$2,792	$5,057	$1,252	$500	$9,601
Provision charged to operations	(52)	(331)	48	335	—
Losses charged to allowance	(5)	—	(51)	—	(56)
Recoveries	111	8	68	—	187
Ending balance, September 30, 2013	$2,846	$4,734	$1,317	$835	$9,732
Allowance for credit losses:
Beginning balance, July 1. 2012	$2,799	$5,474	$1,494	$373	$10,140
Provision charged to operations	(329)	532	151	(354)	—
Losses charged to allowance	(1)	—	(219)	—	(220)
Recoveries	209	—	85	—	294
Ending balance, September 30, 2012	$2,678	$6,006	$1,511	$19	$10,214

The following table shows the summary of activities for the allowance for credit losses as of and for the nine months ended September 30, 2013 and 2012 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2013	$2,676	$5,877	$1,541	$39	$10,133
Provision charged to operations	622	(1,151)	(267)	796	—
Losses charged to allowance	(706)	—	(86)	—	(792)
Recoveries	254	8	129	—	391
Ending balance, September 30, 2013	$2,846	$4,734	$1,317	$835	$9,732

Allowance for credit losses:
Beginning balance, January 1, 2012	$2,266	$7,155	$1,836	$139	$11,396
Provision charged to operations	33	643	(56)	(120)	500
Losses charged to allowance	(123)	(1,792)	(486)	—	(2,401)
Recoveries	502	—	217	—	719
Ending balance, September 30, 2012	$2,678	$6,006	$1,511	$19	$10,214

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of September 30, 2013 and December 31, 2012 (in thousands).

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2013	$2,846	$4,734	1,317	$835	$9,732
Ending balance: individually evaluated for impairment	$632	$214	235	$—	$1,081
Ending balance: collectively evaluated for impairment	$2,214	$4,520	1,082	$835	$8,651

Ending balance, December 31, 2012	$2,676	$5,877	$1,541	$39	$10,133
Ending balance: individually evaluated for impairment	$40	$465	$5	$—	$510
Ending balance: collectively evaluated for impairment	$2,636	$5,412	$1,536	$39	$9,623

The table above excludes ending balance of loans acquired with deteriorated quality of $2,489,000 with no allowance at September 30, 2013.

The following table shows the ending balances of loans as of September 30, 2013 and December 31, 2012 by portfolio segment and by impairment methodology. These include loans acquired at fair value at July 1, 2013 with outstanding balances of $108 million as of September 30, 2013 (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2013	$133,661	$319,738	$62,070	$515,469
Ending balance: individually evaluated for impairment	$1,649	$9,858	$2,510	$14,017
Ending balance: collectively evaluated for impairment	$132,012	$309,880	$59,560	$501,452

Loans:
Ending balance, December 31, 2012	$104,555	$237,938	$53,278	$395,771
Ending balance: individually evaluated for impairment	$2,405	$12,868	$1,832	$17,105
Ending balance: collectively evaluated for impairment	$102,150	$225,070	$51,446	$378,666

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2013 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$83,958	$2,626	$3,407	$—	$89,991
Agricultural land and production	43,670	—	—	—	43,670
Real Estate:
Owner occupied	142,344	5,294	7,533	—	155,171
Real estate construction and other land loans	25,642	2,405	7,280	—	35,327
Commercial real estate	76,661	3,745	5,051	—	85,457
Agricultural real estate	37,856	2,001	—	—	39,857
Other real estate	3,926	—	—	—	3,926
Consumer:
Equity loans and lines of credit	44,508	2,465	4,320	—	51,293
Consumer and installment	10,698	52	27	—	10,777
Total	$469,263	$18,588	$27,618	$—	$515,469

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2012 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$71,125	$824	$6,007	$—	$77,956
Agricultural land and production	26,599	—	—	—	26,599
Real Estate:
Owner occupied	107,281	1,831	5,332	—	114,444
Real estate construction and other land loans	18,517	3,377	11,305	—	33,199
Commercial real estate	44,880	3,952	4,965	—	53,797
Agricultural real estate	26,883	1,517	—	—	28,400
Other real estate	8,098	—	—	—	8,098
Consumer:
Equity loans and lines of credit	40,527	258	2,147	—	42,932
Consumer and installment	10,259	77	10	—	10,346
Total	$354,169	$11,836	$29,766	$—	$395,771

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$1,497	$—	$78	$1,575	$88,416	$89,991	$—	$1,649
Agricultural land and production	—	—	—	—	43,670	43,670	—	—
Real estate:	—			—	—	—
Owner occupied	555	—	229	784	154,387	155,171	—	2,198
Real estate construction and other land loans	—	—	—	—	35,327	35,327	—	1,499
Commercial real estate	—	—	—	—	85,457	85,457	—	167
Agricultural real estate	—	—	—	—	39,857	39,857	—	—
Other real estate	—	—	—	—	3,926	3,926	—	—
Consumer:				—	—	—
Equity loans and lines of credit	424	59	505	988	50,305	51,293	—	2,497
Consumer and installment	57	—	—	57	10,720	10,777	—	12
Total	$2,533	$59	$812	$3,404	$512,065	$515,469	$—	$8,022

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$77,956	$77,956	$—	$—
Agricultural land and production	—	—	—	—	26,599	26,599	—	—
Real estate:	—
Owner occupied	—	213	—	213	114,231	114,444	—	1,575
Real estate construction and other land loans	—	—	—	—	33,199	33,199	—	6,288
Commercial real estate	—	—	—	—	53,797	53,797	—	—
Agricultural real estate	—	—	—	—	28,400	28,400	—	—
Other real estate	—	—	—	—	8,098	8,098	—	—
Consumer:
Equity loans and lines of credit	—	—	—	—	42,932	42,932	—	1,832
Consumer and installment	27	—	—	27	10,319	10,346	—	—
Total	$27	$213	$—	$240	$395,531	$395,771	$—	$9,695

The following table shows information related to impaired loans by class at September 30, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$393	$423	$—
Agricultural land and production	—	—	—
Total commercial	393	423	—
Real estate:
Owner occupied	1,804	2,643	—
Real estate construction and other land loans	5,227	5,431	—
Commercial real estate	167	549	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	7,198	8,623	—
Consumer:
Equity loans and lines of credit	1,926	2,691	—
Consumer and installment	12	15	—
Total consumer	1,938	2,706	—
Total with no related allowance recorded	9,529	11,752	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,256	1,284	632
Agricultural land and production	—	—	—
Total commercial	1,256	1,284	632
Real estate:
Owner occupied	1,790	1,963	49
Real estate construction and other land loans	870	1,315	165
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	2,660	3,278	214
Consumer:
Equity loans and lines of credit	572	578	235
Consumer and installment	—	—	—
Total consumer	572	578	235
Total with an allowance recorded	4,488	5,140	1,081
Total	$14,017	$16,892	$1,081

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—
Agricultural land and production	—	—	—
Total commercial	—	—	—
Real estate:
Owner occupied	—	—	—
Real estate construction and other land loans	1,352	1,888	—
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	1,352	1,888	—
Consumer:
Equity loans and lines of credit	1,523	1,834	—
Consumer and installment	—	—	—
Total consumer	1,523	1,834	—
Total with no related allowance recorded	2,875	3,722	—

With an allowance recorded:
Commercial:
Commercial and industrial	2,405	2,405	40
Agricultural land and production	—	—	—
Total commercial	2,405	2,405	40
Real estate:
Owner occupied	1,575	1,733	165
Real estate construction and other land loans	9,941	10,875	300
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	11,516	12,608	465
Consumer:
Equity loans and lines of credit	309	323	5
Consumer and installment	—	—	—
Total consumer	309	323	5
Total with an allowance recorded	14,230	15,336	510
Total	$17,105	$19,058	$510

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$412	$—	$600	$—
Agricultural land and production	—	—	—	—
Total commercial	412	—	600	—
Real estate:
Owner occupied	2,196	—	992	—
Real estate construction and other land loans	2,172	—	4,778	—
Commercial real estate	332	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	4,700	—	5,770	—
Consumer:
Equity loans and lines of credit	2,057	—	1,615	—
Consumer and installment	14	—	—	—
Total consumer	2,071	—	1,615	—
Total with no related allowance recorded	7,183	—	7,985	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,271	15	1,849	50
Agricultural land and production	—	—	—	—
Total commercial	1,271	15	1,849	50
Real estate:
Owner occupied	1,471	35	646	—
Real estate construction and other land loans	4,049	85	6,833	92
Commercial real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	5,520	120	7,479	92
Consumer:
Equity loans and lines of credit	571	—	289	—
Consumer and installment	—	—	23	—
Total consumer	571	—	312	—
Total with an allowance recorded	7,362	135	9,640	142
Total	$14,545	$135	$17,625	$142

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$309	$—	$1,235	$—
Agricultural land and production	—	—	—	—
Total commercial	309	—	1,235	—
Real estate:
Owner occupied	1,681	—	747	—
Real estate construction and other land loans	3,001	—	5,551	—
Commercial real estate	282	—	200	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	4,964	—	6,498	—
Consumer:
Equity loans and lines of credit	1,966	—	1,566	—
Consumer and installment	10	—	—	—
Total consumer	1,976	—	1,566	—
Total with no related allowance recorded	7,249	—	9,299	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,404	80	1,624	178
Agricultural land and production	—	—	—	—
Total commercial	1,404	80	1,624	178
Real estate:
Owner occupied	1,454	65	662	—
Real estate construction and other land loans	4,440	255	6,387	285
Commercial real estate	—	—	193	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	5,894	320	7,242	285
Consumer:
Equity loans and lines of credit	465	—	543	—
Consumer and installment	—	—	48	—
Total consumer	465	—	591	—
Total with an allowance recorded	7,763	400	9,457	463
Total	$15,012	$400	$18,756	$463

Foregone interest on nonaccrual loans totaled $523,000 and $525,000 for the nine month periods ended September 30, 2013 and 2012, respectively. For the three month periods ended September 30, 2013 and 2012, foregone interest on nonaccrual loans totaled $145,000 and $181,000 respectively.

Troubled Debt Restructurings:

As of September 30, 2013 and 2012, the Company has a recorded investment in troubled debt restructurings of $10,766,000 and $17,036,000, respectively. The Company has allocated $865,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2013. The Company has committed to lend no additional amounts as of September 30, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three month periods ended September 30, 2013 and 2012 no loans were modified as troubled debt restructurings.

During the nine month period ended September 30, 2013 no loans were modified as troubled debt restructurings. The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2012 (dollars in thousands):

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and nine months ended September 30, 2013 and September 30, 2012.

Note 8.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2013 was $29,776,000 consisting of $14,643,000, $8,934,000, and $6,199,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, and Visalia Community Bank, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2013.
     The intangible assets at September 30, 2013 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank of $1,365,000, and Service 1st Bancorp in 2008 of $1,400,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2013 was $1,764,000 net of $1,001,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the third quarter of 2013. Management performed an annual impairment test on core deposit intangibles as of September 30, 2013 and determined no impairment was necessary. Amortization expense recognized was $184,000 and$150,000 for the nine month periods ended September 30, 2013 and 2012, respectively. Amortization expense recognized was $84,000 and $50,000 for the three month periods ended September 30, 2013 and 2012, respectively.

The following table summarizes the Company's estimated core deposit intangible amortization expense for each of the next five years:

Estimated Core Deposit
Years Ended	Intangible Amortization
2013	$84,125
2014	336,500
2015	319,833
2016	136,500
2017	136,500
Thereafter	750,750

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
     Commitments to extend credit amounting to $173,886,000 and $162,851,000 were outstanding at September 30, 2013 and December 31, 2012, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $172,291,000 and $162,261,000 at September 30, 2013 and December 31, 2012, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $20,738,000 and $6,834,000 as of September 30, 2013 and December 31, 2012, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $1,595,000 and $590,000 were outstanding at September 30, 2013 and December 31, 2012, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2013 and December 31, 2012.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2013 and December 31, 2012, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $115,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes.
     The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of September 30, 2013, the Company maintained a deferred tax valuation allowance of $107,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the nine months ended September 30, 2013 and 2012, the Company (decreased) increased its reserve by $(141,000) and $47,000, respectively, for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California. The Franchise Tax Board concluded the tax examination of Company's 2008, 2009, and 2010 tax filings during the quarter ending September 30, 2013. Upon completion of the examination, the Company accordingly reversed the reserve for those tax years The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Note 11.  Borrowing Arrangements

As of September 30, 2013, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances. At December 31, 2012, the Company held $4,000,000 in short term FHLB advances with a rate of 3.59% and a maturity date of February 12, 2013.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $4,316,000 and $4,016,000, and market values totaling $4,443,000 and $4,225,000 at September 30, 2013 and December 31, 2012, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of September 30, 2013 and December 31, 2012, the Company had no Federal funds purchased.

Note 12.  Acquisition of Visalia Community Bank

Effective July 1, 2013, the Company acquired Visalia Community Bank, headquartered in Visalia, California, wherein Visalia Community Bank, with three full-service offices in Visalia and one in Exeter, merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. Visalia Community Bank’s assets (unaudited) as of July 1, 2013 totaled approximately $197 million. The acquired assets and liabilities were recorded at fair value at the date of acquisition and are reflected in the September 30, 2013 financial statements as such.

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

In accordance with GAAP guidance for business combinations, the Company recorded $6.2 million of goodwill and $1.4 million of other intangible assets during the quarter ending September 30, 2013. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes purchase accounting adjustments, including goodwill are all non-taxable and/or non-deductible.

The acquisition was consistent with the Company’s strategy to build a regional presence in Central California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The following table summarizes the consideration paid for Visalia Community Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Merger consideration:
Cash	$11,050,000
Common stock issued	12,494,000
Fair Value of Total Consideration Transferred	$23,544,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$51,779,000
Loans, net	113,467,000
Investments	14,818,000
Core deposit intangible	1,365,000
Premises and equipment	4,263,000
Federal Home Loan Bank stock	698,000
Other real estate owned	263,000
Deferred taxes and taxes receivable	3,051,000
Bank owned life insurance	6,786,000
Other assets	796,000
Total assets acquired	197,286,000
Deposits	174,206,000
Other liabilities	5,735,000
Total liabilities assumed	179,941,000
Total identifiable net assets	17,345,000
Goodwill	$6,199,000

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $110,890,000 and $113,743,000, respectively, on the date of acquisition.

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2012 after giving effect to certain adjustments. The pro forma results of operations for the nine months ended September 30, 2013 and 2012 include the historical accounts of the Company and Visalia Community Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2012. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Pro Forma Results of Operations	For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012
Net interest income	$27,581	$28,027
Provision for credit losses	298	1,185
Non-interest income	6,611	7,025
Non-interest expense	28,619	26,332
Income before provision for income taxes	5,275	7,535
Provision for income taxes	375	1,542
Net income	$4,900	$5,993
Basic earnings per share	$0.46	$0.53
Diluted earnings per share	$0.46	$0.53

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

OVERVIEW

Third Quarter of 2013

In the third quarter of 2013, our consolidated net income was $2,969,000 compared to net income of $2,456,000 for the same period in 2012. Diluted EPS was $0.26 for the third quarter ended September 30, 2013 compared to $0.25 for the same period in 2012. Net income increased primarily as a result of increases in net interest income and decreases in the provision for income taxes, offset by an increase in non-interest expense and a decrease in non-interest income for the third quarter of 2013 compared to the corresponding period in 2012. No provision for credit losses was booked for the third quarter of 2013 or the third quarter of 2012. Net interest income before the provision for credit losses increased $2,964,000 or 39.14% comparing the quarter ended September 30, 2013 to the same period in 2012.

Net interest margin (fully tax equivalent basis) was 4.66% for the quarter ended September 30, 2013 compared to 4.21% for the same period in 2012, a 45 basis point increase. The margin increased principally due to the increase in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities. The yield on average total interest-earning assets increased 37 basis points and interest rates on deposits decreased 8 basis points comparing the quarter ended September 30, 2013 to the same period in 2012. Net interest income increased as a result of a recovery of $1,484,000 of foregone interest on a non-accrual loan. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 6 basis points to 0.14% for the quarter ended September 30, 2013 compared to 0.20% for the same period in 2012.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.

Non-interest income decreased $471,000 or 20.62% primarily due to a decrease in net realized gain on sales and calls of investment securities of $843,000. The net gain realized on sales and calls of investment securities reported in 2012 was the result of a partial restructuring of the investment portfolio designed to improve future performance. Non-interest expense increased $2,336,000 or 35.10% for the same periods mainly due to increases in acquisition-related expenses, occupancy expense, salary and employee benefits, data processing expenses, partially offset by decreases in legal fees and advertising expense.

Annualized return on average equity for the third quarter of 2013 was 9.87% compared to 8.43% for the same period in 2012. Total average equity was $120,307,000 for the third quarter 2013 compared to $116,535,000 for the third quarter 2012. The increase in earnings for the current quarter was primarily due to the recovery of foregone interest on a large non-accrual loan as well as the contribution of the Visalia Community Bank (VCB) acquisition during the quarter. The growth in average capital was driven by net income during the period, the issuance of common stock as a part of the VCB acquisition and from the exercise of stock options, offset by a decrease in accumulated other comprehensive income (AOCI).

Our average total assets increased $211,182,000 or 24.54% in the third quarter of 2013 compared to the same period in 2012.  The balance sheet increases during 2013 were primarily driven by the VCB acquisition which was completed on July 1, 2013. Total average interest-earning assets increased $205,065,000 or 26.50% comparing the third quarter of 2013 to the same period of 2012.  Average total loans, including nonaccrual loans, increased $112,794,000 or 27.94% while average total investments and interest-earning deposits increased $89,111,000 or 23.68% in the three month period ended September 30, 2013 compared to the same period in 2012.  Average interest-bearing liabilities increased $105,471,000 or 20.84% over the same period. Average non-interest bearing demand deposits increased 48.93% to $332,070,000 in 2013 compared to $222,974,000 for 2012.  The ratio of average non-interest bearing demand deposits to average total deposits was 35.38% in the third quarter of 2013 compared to 30.97% for 2012.

First Nine Months of 2013

For the nine months ended September 30, 2013, our consolidated net income was $6,039,000 compared to net income of $5,878,000 for the same period in 2012.  Diluted EPS was $0.57 for the first nine months of 2013 compared to $0.58 for the first nine months of 2012.  Net income increased 2.74%, primarily driven by an increase in net interest income, increases in non-interest income and lower provision for credit losses offset by increases in non-interest expense in 2013 compared to 2012. During the nine month period ended September 30, 2013, our net interest margin (fully tax equivalent basis) decreased 14 basis points to 4.16%.  Net interest income before the provision for credit losses increased $1,511,000 or 6.64%.  Non-interest income increased $454,000 or 8.39%, provision for credit losses decreased $500,000, and non-interest expense increased $2,857,000 or 14.08% in the first nine months of 2013 compared to 2012.

Annualized return on average equity for the nine months ended September 30, 2013 was 6.83% compared to 6.91% for the same period in 2012.  Annualized return on average assets was 0.86% and 0.93% for the nine months ended September 30, 2013 and 2012, respectively.  Total average equity was $117,812,000 for the nine months ended September 30, 2013 compared to $113,358,000 for the same period in 2012.  The increase in shareholders’ equity was driven by the issuance of stock in connection with the VCB acquisition and a net increase in retained earnings, partially offset by a decrease in accumulated other comprehensive income and cash dividends paid.

Our average total assets increased $98,553,000 or 11.70% in the first nine months of 2013 compared to the same period in 2012.  Total average interest-earning assets increased $96,704,000 or 12.78% comparing the first nine months of 2013 to the same period in 2012.  Average total loans increased $26,783,000 or 6.55% while average total investments increased $68,278,000 or 19.25% in the nine month period ended September 30, 2013 compared to the same period in 2012.  Average interest-bearing liabilities increased $40,105,000 or 7.87% over the same period. The increases were primarily driven by the VCB acquisition which was completed on July 1, 2013.

Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2013 was 4.16% compared to 4.30% for the same period in 2012.  The margin decreased principally due to the decrease in yields on interest-earning assets outpacing the decrease in rates on interest-bearing liabilities.  The effective yield on interest earning assets decreased 25 basis points to 4.32% for the nine month period ended September 30, 2013 compared to 4.57% for the same period in 2012. The increase in lower-yielding investments contributed to the decrease in the Company’s net interest margin.  For the nine months ended September 30, 2013, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 36 basis points, while the effective yield on loans remained unchanged.  The cost of total interest-bearing liabilities decreased 14 basis points to 0.25% compared to 0.39% for the same period in 2012.  The cost of total deposits, including noninterest bearing accounts, decreased 9 basis points to 0.16% for the nine months ended September 30, 2013 compared to 0.25% for the same period in 2012.

Net interest income before the provision for credit losses for the third quarter of 2013 was $24,259,000 compared to $22,748,000 for the same period in 2012, an increase of $1,511,000 or 6.64%.  Net interest income before the provision for credit losses increased as a result of the increase in interest income which benefited from the full collection of a non-accrual loan as well as the addition of the VCB acquired loans. The Bank had non-accrual loans totaling $8,022,000 at September 30, 2013, compared to $9,695,000 at December 31, 2012 and $10,190,000 at September 30, 2012.  The Company had $124,000 other real estate owned at September 30, 2013 compared to none at December 31, 2012, or September 30, 2012.

At September 30, 2013, we had total net loans of $505,501,000, total assets of $1,091,787,000, total deposits of $943,789,000, and shareholders’ equity of $126,873,000.

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, Madera, Merced, Sacramento, Stanislaus, San Joaquin, and Tulare Counties of central California.  Additionally, we have a private banking office in Sacramento County.  As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

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

The Bank operates 21 branches which serve the communities of Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2013 FDIC data, the Bank’s branches in Fresno, Madera and San Joaquin Counties had a 3.65% combined deposit market share of all insured depositories.

Effective July 1, 2013, the Company and Visalia Community Bank, headquartered in Visalia, California, completed a merger under which Visalia Community Bank, with three full-service offices in Visalia and one in Exeter, merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. Visalia Community Bank’s assets (unaudited) as of July 1, 2013 totaled approximately $197.286 million. The acquired assets and liabilities were recorded at fair value at the date of acquisition and are reflected in the September 30, 2013 financial statements as such.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is measured in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 6.83% for the nine months ended September 30, 2013 compared to 6.56% for the year ended December 31, 2012 and 6.91% for the nine months ended September 30, 2012.  Our net income for the nine months ended September 30, 2013 increased $161,000 or 2.74% to $6,039,000 compared to $5,878,000 for the nine months ended September 30, 2012.  Net income increased due to an increase in interest income, a decrease in interest expense, a decrease in the provision for credit losses, and a decrease in tax expense, partially offset by increases in non-interest expenses Net interest margin (NIM) decreased 14 basis points comparing the nine month periods ended September 30, 2013 and 2012.  Diluted EPS was $0.57 for the nine months ended September 30, 2013 and $0.58 for the same period in 2012.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to measure our performance compared with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2013 was 0.86% compared to 0.88% for the year ended December 31, 2012 and 0.93% for the nine months ended September 30, 2012.  The decrease in ROA compared to December 2012 is due to the increase in total average assets as a result of the VCB acquisition.  Average assets for the nine months ended September 30, 2013 were $941,030,000 compared to $853,078,000 for the year ended December 31, 2012.  ROA for our peer group was 0.85% for the year ended December 31, 2012.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.16% for the nine months ended September 30, 2013, compared to 4.30% for the same period in 2012.  The decrease in net interest margin is principally due to a decrease in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  The decrease in higher-yielding loans, combined with the increase in lower-yielding investments contributed to the decrease in the Company’s net interest margin. In comparing the two periods, the effective yield on total earning assets decreased 25 basis points, while the cost of total interest bearing liabilities decreased 14 basis points and the cost of total deposits decreased 9 basis points.  The Company’s total cost of deposits for the nine months ended September 30, 2013 was 0.16% compared to 0.25% for the same period in 2012.  At September 30, 2013, 32.48% of the Company’s average deposits were non-interest bearing compared to 33.54% for the Company’s peer group as of December 31, 2012.  Net interest income before the provision for credit losses for the nine month period ended September 30, 2013 was $24,259,000 compared to $22,748,000 for the same period in 2012.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, and gains from sales of investment securities. Non-interest income for the nine months ended September 30, 2013 increased $454,000 or 8.39%, to $5,867,000 compared to $5,413,000 for the nine months ended September 30, 2012.  The increase resulted primarily from increases in loan placement fees, service charge income, and Federal Home Loan Bank dividends, offset by a decrease in net realized gains on sales and calls of investment securities compared to the comparable 2012 period.  Further detail of non-interest income is provided below.

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

The Company had non-performing loans totaling $8,022,000 or 1.56% of total loans as of September 30, 2013 and $9,695,000 or 2.45% of total loans at December 31, 2012.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods and collectibility has been reasonably assured.  The Company had $124,000 in other real estate owned (OREO) at September 30, 2013. The Company had no OREO at December 31, 2012. The Company’s ratio of non-performing assets as a percentage of total assets was 0.75% as of September 30, 2013 and 1.09% at December 31, 2012.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $201,559,000 or 22.64% during the nine months ended September 30, 2013 to $1,091,787,000 compared to $890,228,000 as of December 31, 2012.  Total gross loans increased $119,915,000 to $515,233,000 as of September 30, 2013 compared to $395,318,000 as of December 31, 2012.  Total deposits increased 25.60% to $943,789,000 as of September 30, 2013 compared to $751,432,000 as of December 31, 2012. The increases were primarily driven by the VCB acquisition which was completed on July 1, 2013.  Our loan to deposit ratio at September 30, 2013 was 54.59% compared to 52.61% at December 31, 2012.  The loan to deposit ratio of our peers was 69.33% at December 31, 2012.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2013, the Company and the Bank were “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 79.19% for the first nine months of 2013 compared to 74.70% for the first nine months of 2012.  The deterioration in the efficiency ratio is primarily due to an increase in operating expenses offset by an increase in net interest income.  Further discussion of the increase in net interest income and increase in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains, increased 7.95% to $28,992,000 for the first nine months of 2013 compared to $26,858,000 for the same period in 2012, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 14.43% to $22,959,000 from $20,063,000 for the same period in 2012.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $217,621,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012:

Net income increased to $6,039,000 for the nine months ended September 30, 2013 compared to $5,878,000 for the nine months ended September 30, 2012.  Basic and diluted earnings per share for September 30, 2013 were $0.58 and $0.57. Basic and diluted earnings per share for the same period in 2012 were $0.59 and $0.58. Annualized ROE was 6.83% for the nine months ended September 30, 2013 compared to 6.91% for the nine months ended September 30, 2012.  Annualized ROA for the nine month periods ended September 30, 2013 and 2012 was 0.86% and 0.93%, respectively.

The increase in net income for the nine months ended September 30, 2013 compared to the same period in 2012 can be attributed to an increase in interest income, a decrease in interest expense, an increase in non-interest income, and a decrease in income tax expense, partially offset by an increase in non-interest expense . The increase resulted primarily from non-accrual interest recovery, increases in loan placement fees, service charge income, and Federal Home Loan Bank dividends, offset by a decrease in net realized gains on sales and calls of investment securities compared to the comparable 2012 period. Non-interest expenses increased due to an increase in acquisition and integration related expenses, salaries and employee benefits, regulatory assessment, data processing expenses, audit and accounting fees and occupancy and equipment, partially offset by decreases in advertising expenses, other real estate owned expenses, and legal fees.  Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$35,910	$104	0.39%	$35,326	$70	0.26%
Securities
Taxable securities	223,901	1,341	0.80%	214,447	2,694	1.68%
Non-taxable securities (1)	163,020	6,559	5.36%	104,419	4,898	6.25%
Total investment securities	386,921	7,900	2.72%	318,866	7,592	3.17%
Federal funds sold	214	—	0.25%	575	1	0.30%
Total securities and interest-earning deposits	423,045	8,004	2.52%	354,767	7,663	2.88%
Loans (2) (3)	426,265	19,523	6.12%	398,459	18,248	6.12%
Federal Home Loan Bank stock	4,061	113	3.71%	3,441	11	0.43%
Total interest-earning assets	853,371	$27,640	4.32%	756,667	$25,922	4.57%
Allowance for credit losses	(9,720)			(10,457)
Nonaccrual loans	9,608			10,631
Other real estate owned	55			1,227
Cash and due from banks	20,011			19,302
Bank premises and equipment	6,856			6,200
Other non-earning assets	60,849			58,907
Total average assets	$941,030			$842,477
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$208,116	$217	0.14%	$175,279	$231	0.18%
Money market accounts	186,202	170	0.12%	176,991	313	0.24%
Time certificates of deposit, under $100,000	41,023	137	0.45%	56,959	357	0.84%
Time certificates of deposit, $100,000 and over	108,666	423	0.52%	91,326	406	0.59%
Total interest-bearing deposits	544,007	947	0.23%	500,555	1,307	0.35%
Other borrowed funds	5,810	91	2.09%	9,157	191	2.79%
Total interest-bearing liabilities	549,817	$1,038	0.25%	509,712	$1,498	0.39%
Non-interest bearing demand deposits	261,735			210,143
Other liabilities	11,666			9,264
Shareholders’ equity	117,812			113,358
Total average liabilities and shareholders’ equity	$941,030			$842,477
Interest income and rate earned on average earning assets		$27,640	4.32%		$25,922	4.57%
Interest expense and interest cost related to average interest-bearing liabilities		1,038	0.25%		1,498	0.39%
Net interest income and net interest margin (4)		$26,602	4.16%		$24,424	4.30%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $2,230 and $1,665 in 2013 and 2012 respectively.

(2)	Loan interest income includes loan fees of $185 in 2013 and $551 in 2012

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $1,275,000 or 6.99% for the nine months ended September 30, 2013 compared to the same period in 2012. Net interest income for the first nine months of 2013 was positively impacted by the collection in full of a non-accrual loan of $4,731,000 which resulted in a recovery of foregone interest of $1,484,000.  Average total loans, including non-accrual loans, for the nine months ended September 30, 2013 increased $26,783,000 or 6.55% to $435,873,000 compared to $409,090,000 for the same period in 2012.  The yield on average loans was 6.12% for the nine months ended 2013 and for the same period in 2012.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $224,000 in the first nine months of 2013 to $5,774,000 compared to $5,998,000, for the same period in 2012.  The yield on average investments decreased 36 basis points to 2.52% for the nine month period ended September 30, 2013 compared to 2.88% for the same period in 2012.  During the same period, the balance of the investment portfolio increased due to the VCB acquisition, loan payoffs and increases in deposits. New investment purchases during this period were at lower yields than the prior year period, which contributed to the decrease in net interest margin. Average total securities and interest-earning deposits for the first nine months of 2013 increased $68,278,000 or 19.25% to $423,045,000 compared to $354,767,000 for the same period in 2012.  Income from investments represents 23.80% of net interest income for the first nine months of 2013 compared to 26.37% for the same period in 2012.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2013, we held $209,033,000 or 50.03% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 0.71%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized loss on the available-for-sale investment portfolio was $846,000 at September 30, 2013 and is reflected in the Company’s equity.  At September 30, 2013, the average life of the investment portfolio was 6.27 years and the fair value of the portfolio reflected a pre-tax loss of $1,437,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2013, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $40,245,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $30,104,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income on a non-tax equivalent basis for the nine months ended September 30, 2013 increased $1,051,000 or 4.33% to $25,297,000 compared to $24,246,000 for the nine months ended September 30, 2012.  The yield on interest earning assets decreased 25 basis point to 4.32% on a fully tax equivalent basis for the nine months ended September 30, 2013 from 4.57% for the nine months ended September 30, 2012, primarily due to the decrease in yields on investments and loans.  Average interest earning assets increased to $853,371,000 for the nine months ended September 30, 2013 compared to

$756,667,000 for the nine months ended September 30, 2012.  The $96,704,000 increase in average earning assets can be attributed to the $68,278,000 increase in average investments and a $27,806,000 or 6.98% increase in average loans.

Interest expense on deposits for the nine months ended September 30, 2013 decreased $360,000 or 27.54% to $947,000 compared to $1,307,000 for the nine months ended September 30, 2012.  This decrease in interest expense was primarily due to repricing of interest bearing deposits which decreased 12 basis points to 0.23% for the nine months ended September 30, 2013 from 0.35% in 2012 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 8.68% or $43,452,000 to $544,007,000 for the nine months ended September 30, 2013 compared to $500,555,000 for the same period ended September 30, 2012.

Average other borrowed funds decreased $3,347,000 or 36.55% to $5,810,000 with an effective rate of 2.09% for the nine months ended September 30, 2013 compared to $9,157,000 with an effective rate of 2.79% for the nine months ended September 30, 2012.  As a result, total interest expense on other borrowed funds decreased $100,000 to $91,000 for the nine months ended September 30, 2013 from $191,000 for the nine months ended September 30, 2012.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term borrowings.  The effective rate of the FHLB advances was 3.59% for the nine month periods ended September 30, 2012.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities. Borrowings have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.87% and 2.06% at September 30, 2013 and 2012, respectively.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 14 basis points to 0.25% for the nine month period ended September 30, 2013 compared to 0.39% for 2012, while the cost of total deposits decreased to 0.16% for the nine month period ended September 30, 2013 compared to 0.25% for same period in 2012.  Average non-interest bearing demand deposits increased 24.55% to $261,735,000 in 2013 compared to $210,143,000 for 2012.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 32.48% in the nine month period of 2013 compared to 29.57% for the same period in 2012.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2013 increased by $1,511,000 or 6.64% to $24,259,000 compared to $22,748,000 for the same period in 2012.  The increase was due to the increase in average earning assets and a 12 basis point decrease in the average interest rate on deposits partially offset by the decrease in the average rate on earning assets. Net interest income for the first nine months of 2013 was positively impacted by the collection in full of a non-accrual loan of $4,731,000 which resulted in a recovery of foregone interest of $1,484,000. Average interest earning assets were $853,371,000 for the nine months ended September 30, 2013 with a net interest margin (fully tax equivalent basis) of 4.16% compared to $756,667,000 with a net interest margin (fully tax equivalent basis) of 4.30% for the nine months ended September 30, 2012.  The $96,704,000 increase in average earning assets can be attributed to the $68,278,000 increase in total investments partially and $27,806,000 or 6.98% in average loans.  Average interest bearing liabilities increased 7.87% to $549,817,000 for the nine months ended September 30, 2013, compared to $509,712,000 for the same period in 2012.  For the nine months ended September 30, 2013, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 36 basis points, while the effective yield on loans also remained unchanged.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	September 30, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial and industrial	$2,096	17.5%	$2,071	19.7%
Agricultural land and production	750	8.5%	605	6.7%
Real estate:
Owner occupied	1,792	30.0%	2,153	28.9%
Real estate construction and other land loans	818	6.9%	1,035	8.4%
Commercial real estate	1,390	16.6%	1,886	13.6%
Agricultural real estate	638	7.7%	646	7.2%
Other real estate	96	0.8%	157	2.0%
Total real estate	4,734	62.0%	5,877	60.1%
Equity loans and lines of credit	1,084	10.0%	1,158	10.9%
Consumer and installment	233	2.0%	383	2.6%
Unallocated reserves	835		39
Total allowance for credit losses	$9,732		$10,133

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

There were no additions made to the allowance for credit losses in the first nine months of 2013, compared to $500,000 for the same period in 2012.  The absence of provisions is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The increase in unallocated reserves in the current period is primarily due to an additional risk factor which management is further analyzing related to the recent increase in long-term interest rates and the effects that higher rates may have on certain borrowers’ debt service capabilities, particularly those with home equity loans. During the nine months ended September 30, 2013, the Company had net charge offs totaling $401,000 compared to $1,682,000 for the same period in 2012.  The charged off loans were previously classified and sufficient funds were held in the allowance for credit losses as of December 31, 2012.

Nonperforming loans were $8,022,000 and $9,695,000 at September 30, 2013 and December 31, 2012, respectively, and $10,190,000 at September 30, 2012.  Nonperforming loans as a percentage of total loans were 1.56% at September 30, 2013 compared to 2.45% at December 31, 2012 and 2.55% at September 30, 2012.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 0.12% for the nine months ended September 30, 2013, and 0.55% for the same period in 2012.  The annual net charge off ratios for 2012, 2011, and 2010 were 0.49%, 0.16% and 0.66%, respectively.

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

As of September 30, 2013, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $24,259,000 for the nine months period ended September 30, 2013 and $22,248,000 for the same period in 2012.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $5,867,000 for the nine months ended September 30, 2013 compared to $5,413,000 for the same period in 2012.  The $454,000 or 8.39% increase in non-interest income was primarily due to a $99,000 increase in loan placement fees, a $102,000 increase in Federal Home Loan Bank dividends, and an increase in customer service charges of $227,000, offset by a $154,000 decrease in net realized gains on sales and calls of investment securities.

During the nine months ended September 30, 2013, we realized a net gain on sales and calls of investment securities of $1,133,000 compared to $1,287,000 for the same period in 2012.  The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges increased $227,000 or 11.05% to $2,282,000 for the first nine months of 2013 compared to $2,055,000 for the same period in 2012. Interchange fees increased $108,000 to $678,000 first nine months of 2013 compared to $570,000 for the same period in 2012. Loan placement fees increased $99,000 or 24.26% to $507,000 for the first nine months of 2013 compared to $408,000 for the same period in 2012, primarily due to an increase in mortgage refinances.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $4,499,000 in FHLB stock.  We received dividends totaling $113,000 in the nine months ended September 30, 2013, compared to $11,000 for the same period in 2012.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, other real estate owned expense, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $2,857,000 or 14.08% to $23,148,000 for the nine months ended September 30, 2013, compared to $20,291,000 for the nine months ended September 30, 2012.  The increase in 2013 was primarily due to an increase in acquisition and integration related expenses of $784,000 occupancy and equipment expenses of $272,000, salaries and employee benefits of $1,057,000, other non-interest expenses of $736,000, and regulatory assessments of $29,000 partially offset by a decrease in advertising fees of $73,000, and legal fees of $34,000. During the first quarter of 2013, other expenses included a write-down of $102,000 on equipment owned from a matured lease.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sales and calls of investments and OREO related gains and losses) was 79.19% for the first nine months of 2013 compared to 74.70% for the nine months ended September 30, 2012. The deterioration in the efficiency ratio is primarily due to an increase in operating expenses partially offset by an increase in net interest income.

Salaries and employee benefits increased $1,057,000 or 8.91% to $12,916,000 for the first nine months of 2013 compared to $11,859,000 for the nine months ended September 30, 2012.  Full time equivalents were 230 at September 30, 2013, compared to 209 at September 30, 2012. The increase in full time equivalent employees was primarily a result of the VCB acquisition.

Occupancy and equipment expense increased $272,000 or 10.21% to $2,936,000 for the nine months ended September 30, 2013 compared to $2,664,000 for the nine months ended September 30, 2012. The increase in 2013 was primarily due to increases in rent and depreciation expense for the premises acquired from VCB. The Company made no changes in depreciation expense methodology.

Regulatory assessments increased to $517,000 for the nine month period ended September 30, 2013 compared to $488,000 for the same period in 2012.  The assessment base for calculating the amount owed is average assets minus average tangible equity.

Other categories of non-interest expenses increased $736,000 or 22.40% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
ATM/debit card expenses	$388	0.05%	$271	0.04%
License and maintenance contracts	330	0.05%	261	0.04%
Consulting	279	0.04%	119	0.02%
Internet banking expense	257	0.04%	199	0.03%
Stationery/supplies	187	0.03%	164	0.03%
Amortization of software	179	0.03%	143	0.02%
Director fees and related expenses	167	0.02%	161	0.03%
Telephone	156	0.02%	135	0.02%
Postage	146	0.02%	138	0.02%
Donations	122	0.02%	120	0.02%
Education/training	96	0.01%	125	0.02%
General insurance	93	0.01%	90	0.01%
Appraisal fees	46	0.01%	50	0.01%
Operating losses	37	0.01%	49	0.01%
Other	1,538	0.22%	1,260	0.20%
Total other non-interest expense	$4,021	0.57%	$3,285	0.52%

Provision for Income Taxes

Our effective income tax rate was 13.46% for the nine months ended September 30, 2013 compared to 20.24% for the nine months ended September 30, 2012. The Company reported an income tax provision of $939,000 for the nine months ended September 30, 2013, compared to $1,492,000 for the nine months ended September 30, 2012.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.   The decrease in the effective tax rate during 2013 was primarily due to an increase in interest income on non-taxable investment securities and the reversal of a reserve for prior years’ uncertain tax positions. The Company maintains a reserve for uncertain income taxes as part of ASC 710-10-25 (formally FIN 48). During the quarter ended September 30, 2013, the Franchise Tax Board concluded the tax examination of the Company’s 2008, 2009, and 2010 tax filings; and we accordingly reversed the unneeded reserve for those tax years. The Company has also benefited from tax credits and deductions related to the California enterprise zone program; however, those benefits will be reduced beginning January 1, 2014 due to legislative changes affecting the program.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of September 30, 2013, the Company determined that the deferred tax valuation allowance in the amount of $107,000 for California capital loss carryforwards was appropriate.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $262,000 during the nine months ended September 30, 2013 and preferred stock dividends and accretion of the CPP issuance discount on the amount of $262,000 during the comparable period in 2012.

Net Income for the Third Quarter of 2013 Compared to the Third Quarter of 2012:

Net income was $2,969,000 for the quarter ended September 30, 2013 compared to $2,456,000 for the quarter ended September 30, 2012.  Basic and diluted earnings per share were $0.26 for the quarter ended September 30, 2013; respectively, compared to $0.25 for the same period in 2012.  Annualized ROE was 9.87% for the quarter ended September 30, 2013 compared to 8.43% for the quarter ended September 30, 2012.  Annualized ROA for the three months ended September 30, 2013 was 1.11% compared to 1.14% for the quarter ended September 30, 2012.

The increase in net income for the quarter ended September 30, 2013 compared to the same period in the prior year was due to and an increase in net interest income before provision for credit losses partially offset by a decrease in non-interest income and an increase in non-interest expense. No provision for credit losses was booked for the third quarter of 2013 or the third quarter of 2012.  Net interest income before the provision for credit losses increased due to an increase in the yield on average earning assets, an increase in the average loan balances and investment securities, and a decrease in our cost of interest bearing liabilities. Non-interest income decreased primarily due to a decrease in gains on sales and calls of investment securities of $843,000 and a decrease of $53,000 in loan placement fees.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$47,770	$45	0.37%	$51,441	$36	0.28%
Securities
Taxable securities	237,088	588	0.99%	212,813	741	1.39%
Non-taxable securities (1)	180,540	2,414	5.35%	111,478	1,694	6.08%
Total investment securities	417,628	3,002	2.88%	324,291	2,435	3.00%
Federal funds sold	98	—	0.25%	653	—	0.25%
Total securities and interest-earning deposits	465,496	3,047	2.62%	376,385	2,471	2.63%
Loans (2) (3)	508,905	8,677	6.76%	393,600	6,111	6.16%
Federal Home Loan Bank stock	4,499	59	5.25%	3,850	4	0.42%
Total interest-earning assets	978,900	$11,783	4.81%	773,835	$8,586	4.44%
Allowance for credit losses	(9,635)			(10,200)
Non-accrual loans	7,600			10,111
Other real estate owned	163			570
Cash and due from banks	22,512			20,088
Bank premises and equipment	7,955			6,253
Other non-earning assets	64,226			59,882
Total average assets	$1,071,721			$860,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$225,315	$78	0.14%	$177,704	$76	0.17%
Money market accounts	209,917	60	0.11%	181,807	90	0.20%
Time certificates of deposit, under $100,000	62,556	28	0.18%	44,491	107	0.95%
Time certificates of deposit, $100,000 and over	108,598	176	0.64%	92,913	98	0.42%
Total interest-bearing deposits	606,386	342	0.22%	496,915	371	0.30%
Other borrowed funds	5,155	25	1.92%	9,155	63	2.73%
Total interest-bearing liabilities	611,541	$367	0.24%	506,070	$434	0.34%
Non-interest bearing demand deposits	332,070			222,974
Other liabilities	7,803			14,960
Shareholders’ equity	120,307			116,535
Total average liabilities and shareholders’ equity	$1,071,721			$860,539
Interest income and rate earned on average earning assets		$11,783	4.81%		$8,586	4.44%
Interest expense and interest cost related to average interest-bearing liabilities		367	0.24%		434	0.34%
Net interest income and net interest margin (4)		$11,416	4.66%		$8,152	4.21%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $821 and $576 in 2013 and 2012, respectively.

(2)	Loan interest income includes loan fees of $144 in 2013 and $354 in 2012

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $2,566,000 or 41.99% to $8,677,000 for the third quarter of 2013 compared to $6,111,000 for the same period in 2012.  Average total loans, including nonaccrual loans, for the third quarter of 2013 increased $112,794,000 or 27.94% to $516,505,000 compared to $403,711,000 for the same period in 2012.  Yield on the loan portfolio was 6.76% and 6.16% for the third quarters ending September 30, 2013 and 2012, respectively.  Net interest income for the quarter ended September 30, 2013 included the recovery of foregone interest of $1,484,000 related to the collection of a $4,731,000 non-accrual loan. We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 21.13% of net interest income for the third quarter of 2013 compared to 25.03% for the same quarter in 2012. Interest income from total investments on a non-tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $331,000 in the third quarter of 2013 to $2,226,000 compared to $1,895,000, for the same period in 2012.  The increase is attributed to a higher volume of total investments resulting from the VCB acquisition.  The yield on average investments decreased 1 basis points to 2.62% on a fully tax equivalent basis for the third quarter of 2013 compared to 2.63% on a fully tax equivalent basis for the third quarter of 2012. We experienced a decrease in yield in our investment securities in 2013 due to purchases of debt securities with lower yields than those previously held in the portfolio.  In 2013, we experienced large pay downs and calls of higher yielding CMOs.  Average total securities and interest-earning deposits for the third quarter of 2013 increased $89,111,000 or 23.68% to $465,496,000 compared to $376,385,000 for the third quarter of 2012.

Total interest income on a non-tax equivalent basis for the third quarter of 2013 increased $2,897,000 or 36.19% to $10,903,000 compared to $8,006,000 for the third quarter ended September 30, 2012.  The increase was attributed to the receipt of interest on the VCB loan portfolio in addition to recovery of foregone interest of $1,484,000 related to the collection of a non-accrual loan.  The yield on interest earning assets increased to 4.81% on a fully tax equivalent basis for the third quarter ended September 30, 2013 from 4.44% on a fully tax equivalent basis for the third quarter ended September 30, 2012.  Average interest earning assets increased to $978,900,000 for the third quarter ended September 30, 2013 compared to $773,835,000 for the third quarter ended September 30, 2012.  The $205,065,000 increase in average earning assets can be attributed to the $89,111,000 increase in total investments (at lower yields) in addition to a $115,305,000 increase in average loans.

Interest expense on deposits for the quarter ended September 30, 2013 decreased $29,000 or 7.82% to $342,000 compared to $371,000 for the quarter ended September 30, 2012.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 6 basis points to 0.14% for the quarter ended September 30, 2013 compared to 0.20% for the same period in 2012.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest-bearing deposits increased 22.03% or $109,471,000 comparing the third quarter of 2013 to the same period in 2012.  Average interest-bearing deposits were $606,386,000 for the quarter ended September 30, 2013, with an effective rate paid of 0.22%, compared to $496,915,000 for the same period in 2012, with an effective rate paid of 0.30%. The increase in average deposits reflects the acquired VCB deposits.

Average other borrowed funds totaled $5,155,000 and $9,155,000 for the quarters ended September 30, 2013 and 2012, respectively, with an effective rate of 1.92% for the quarter ended September 30, 2013 compared to 2.73% for the quarter ended September 30, 2012.  As a result, interest expense on borrowed funds decreased $38,000 to $25,000 for the quarter ended September 30, 2013, from $63,000 for the quarter ended September 30, 2012.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term and long term borrowings.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 1.87% and 2.06% at September 30, 2013 and 2012, respectively.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities decreased 10 basis points to 0.24% for the quarter ended September 30, 2013 compared to 0.34% for the quarter ended September 30, 2012.  The decrease is due to the lower current interest rate environment as mentioned above.  The cost of total deposits decreased to 0.14% for the quarter ended September 30, 2013 compared to 0.20% for quarter ended September 30, 2012.  Average non-interest bearing demand deposits increased 48.93% to $332,070,000 in 2013 compared to $222,974,000 for 2012.  The ratio of average non-interest bearing demand deposits to average total deposits was 35.38% in the third quarter of 2013 compared to 30.97% for 2012.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2013, increased $2,964,000 or 39.14% to $10,536,000 compared to $7,572,000 for the quarter ended September 30, 2012.  The increase was due to the 45 basis point increase in our net interest margin partially offset by an increase in average interest earning assets.  Average interest earning assets were $978,900,000 for the three months ended September 30, 2013, with a net interest margin (fully tax equivalent basis) of 4.66% compared to $773,835,000 with a net interest margin (fully tax equivalent basis) of 4.21% for the three months ended September 30, 2012.  The $205,065,000 increase in average earning assets can be attributed to the $89,111,000 increase in total investments offset by a $112,794,000 increase in loans.  Average interest bearing liabilities increased 20.84% to $611,541,000 for the three months ended September 30, 2013 compared to $506,070,000 for the same period in 2012. These increases are primarily attributable to the VCB acquisition.

Provision for Credit Losses

There were no additions to the allowance for credit losses in the third quarter of 2013 or the third quarter of 2012.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The annualized net charge-off (recoveries) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.30)% for the quarter ended September 30, 2013 compared to (0.07)% for the quarter ended September 30, 2012.  During the three months ended September 30, 2013, the Company had net recoveries totaling $131,000 compared to net recoveries of $74,000 for the same period in 2012.  Recoveries of previously charged off loan balances during the quarters ended September 30, 2013 and 2012 were $187,000 and $294,000, respectively.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $1,813,000 for the quarter ended September 30, 2013 compared to $2,284,000 for the same period ended September 30, 2012.  The $471,000 or 20.62% decrease in non-interest income for the quarter ended September 30, 2013 was primarily due to a decrease in net realized gains on sales and calls of investment securities, a decrease in loan placement fees, partially offset by an increase in FHLB dividends, an increase in interchange fees, and an increase in service charge income. The net gain realized on sales and calls of investment securities in 2012 was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges increased $221,000 or 32.03% to $911,000 for the third quarter of 2013 compared to $690,000 for the same period in 2012, due primarily to an increase in overdraft fee income.  Other income increased $31,000 or 11.61% to $298,000 for the third quarter of 2013 compared to $267,000 for the same period in 2012.  The changes are partially reflective of the results of the VCB acquisition.

Non-Interest Expenses

Salaries and employee benefits, occupancy, acquisition and integration related expenses, regulatory assessments, data processing, professional services, and other real estate owned expenses are the major categories of non-interest expenses.  Non-interest expenses increased $2,336,000 or 35.10% to $8,991,000 for the quarter ended September 30, 2013 compared to $6,655,000 for the same period in 2012.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), deteriorated to 79.19% for the third quarter of 2013 compared to 74.70% for the third quarter of 2012.

Acquisition and integration related expenses increased $271,000 comparing the two periods. Occupancy expense increased $228,000 for the third quarter of 2013 compared to the third quarter of 2012.

Salaries and employee benefits increased $1,275,000 or 33.79% to $5,048,000 for the third quarter of 2013 compared to $3,773,000 for the third quarter of 2012.  The increase in salaries and employee benefits for the third quarter of 2013 can be attributed to an increase in the number of full-time equivalent employees as a result of the VCB acquisition.

Regulatory assessments increased $57,000 or 34.97% to $220,000 for the third quarter of 2013 compared to $163,000 for the third quarter of 2012.

The net OREO expenses decreased $1,000 comparing the two periods.

Provision for Income Taxes

The effective income tax rate was 11.58% for the third quarter of 2013 compared to 23.27% for the same period in 2012.  Provision for income taxes totaled $389,000 and $745,000 for the quarters ended September 30, 2013 and 2012, respectively.  The decrease in the effective tax rate during 2013 was primarily due to an increase in interest income on non-taxable investment securities and the reversal of a reserve for prior years’ uncertainty in income taxes. The Franchise Tax Board concluded the tax examination of Company’s 2008, 2009, and 2010 tax filings during the quarter ending September 30, 2013. Upon completion of the examination, the Company accordingly reversed the unneeded reserve for those tax years. The Company has also benefited from tax credits and deductions related to the California enterprise zone program; however, those benefits will be reduced beginning January 1, 2014 due to legislative changes affecting the program.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $87,000 during the third quarter of 2013 and preferred stock dividends and accretion of the CPP issuance discount in the amount of $87,000 during the comparable period in 2012. The Company’s effective dividend rate paid on the Series C preferred stock was 5% for the second quarter of 2013. The dividend rate can vary between 1% and 5% on a quarterly basis through the fourth quarter of 2013 depending on the Company’s level of qualified small business lending. Beginning in the first quarter of 2014, the effective dividend rate becomes fixed between 1% and 7% for the following two years depending on the Company’s level of qualified small business lending.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2013 compared to December 31, 2012.

Total assets were $1,091,787,000 as of September 30, 2013, compared to $890,228,000 as of December 31, 2012, an increase of 22.64% or $201,559,000.  Total gross loans were $515,233,000 as of September 30, 2013, compared to $395,318,000 as of December 31, 2012, an increase of $119,915,000 or 30.33%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 10.21% or $43,325,000 to $467,841,000.  Total deposits increased 25.60% or $192,357,000 to $943,789,000 as of September 30, 2013, compared to $751,432,000 as of December 31, 2012.  Shareholders’ equity increased $9,208,000 or 7.83% to $126,873,000 as of September 30, 2013, compared to $117,665,000 as of December 31, 2012, due to the issuance of additional shares and an increase in retained earnings, partially offset by a decrease in accumulated other comprehensive income. Accrued interest payable and other liabilities were $15,970,000 as of September 30, 2013, compared to $11,976,000 as of December 31, 2012, an increase of $3,994,000. The balance sheet increases during 2013 were primarily driven by the VCB acquisition which closed on July 1, 2013.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2013, investment securities with a fair value of $109,500,000, or 26.21% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at September 30, 2013 was 54.59% compared to 52.61% at December 31, 2012.  The loan to deposit ratio of our peers was 69.33% at December 31, 2012.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 10.21% or $43,325,000 to $467,841,000 at September 30, 2013, from $424,516,000 at December 31, 2012.  The market value of the portfolio reflected an unrealized loss of $1,437,000 at September 30, 2013, compared to an unrealized gain of $12,891,000 at December 31, 2012.

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

Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2013 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2013 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.

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

To assess whether it expects to recover the entire amortized cost basis of its PLRMBS, the Company performed a cash flow analysis for all of its PLRMBS as of September 30, 2013.  In performing the cash flow analysis for each security, the Company uses a third-party model. The model considers borrower characteristics and the particular attributes of the loans underlying the Company’s securities, in conjunction with assumptions about future changes in home prices and other assumptions, to project prepayments, default rates, and loss severities.

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

At September 30, 2013, the Company held six U.S. Government agency securities, of which two were in a loss position for less than 12 months and two were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013, the Company held 213 obligations of states and political subdivision securities of which 76 were in a loss position for less than 12 months and two were in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013, the Company held 197 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 41 were in a loss position for less than 12 months and 21 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013, the Company had a total of 21 PLRMBS with a remaining principal balance of $4,718,000 and a net unrealized gain of approximately $954,000.  Eight of these PLRMBS with a remaining principal balance of $3,713,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the three month period ended September 30, 2013.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $119,915,000 or 30.33% to $515,233,000 as of September 30, 2013, compared to $395,318,000 as of December 31, 2012. This change was primarily the result of the VCB acquisition. The table below includes loans acquired at fair value on July 1, 2013 with outstanding balances of $108 million as of September 30, 2013.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	September 30, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial:
Commercial and industrial	$89,991	17.5%	$77,956	19.7%
Agricultural land and production	43,670	8.5%	26,599	6.7%
Total commercial	133,661	26.0%	104,555	26.4%
Real estate:
Owner occupied	155,171	30.0%	114,444	28.9%
Real estate construction and other land loans	35,327	6.9%	33,199	8.4%
Commercial real estate	85,457	16.6%	53,797	13.6%
Agricultural real estate	39,857	7.7%	28,400	7.2%
Other real estate	3,926	0.8%	8,098	2.0%
Total real estate	319,738	62.0%	237,938	60.1%
Consumer:
Equity loans and lines of credit	51,293	10.0%	42,932	10.9%
Consumer and installment	10,777	2.0%	10,346	2.6%
Total consumer	62,070	12.0%	53,278	13.5%
Deferred loan fees, net	(236)		(453)
Total gross loans	515,233	100.0%	395,318	100.0%
Allowance for credit losses	(9,732)		(10,133)
Total loans	$505,501		$385,185

As of September 30, 2013, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 98% of total loans, of which 26% were commercial and 72.0% were real-estate-related.  This level of concentration is consistent with 97.4% at December 31, 2012.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at September 30, 2013 or December 31, 2012.

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

At September 30, 2013, total nonperforming assets totaled $8,146,000, or 0.75% of total assets, compared to $9,695,000, or 1.09% of total assets at December 31, 2012.  Total nonperforming assets at September 30, 2013, included nonaccrual loans totaling $8,022,000, $124,000 OREO, and no repossessed assets. Nonperforming assets at December 31, 2012 consisted of $9,695,000 in nonaccrual loans and no OREO or repossessed assets. At September 30, 2013, we had ten loans considered troubled debt restructurings (“TDRs”) totaling $4,772,000 which are included in nonaccrual loans compared to seven TDRs totaling $9,245,000 at December 31, 2012. At September 30, 2013, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

A summary of nonperforming loans at September 30, 2013 and December 31, 2012 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2013 or December 31, 2012.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(Dollars in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans
Commercial and industrial	$377	$—
Owner occupied	1,804	213
Real estate construction and other land loans	—	—
Commercial real estate	167	—
Equity loans and lines of credit	894	237
Consumer and installment	8	—
Troubled debt restructured loans (non-accruing)
Commercial and industrial	1,272	—
Owner occupied	394	1,362
Real estate construction and other land loans	1,499	6,288
Equity loans and lines of credit	1,603	1,595
Consumer and installment	4	—
Total non-accrual	8,022	9,695
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$8,022	$9,695
Nonperforming loans to total loans	1.56%	2.45%
Ratio of nonperforming loans to allowance for credit losses	82.43%	95.68%
Loans considered to be impaired	$14,017	$17,105
Related allowance for credit losses on impaired loans	$1,150	$510

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2013 and December 31, 2012, we had impaired loans totaling $14,017,000 and $17,105,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in non-accrual loans for the first nine months of 2013.

(In thousands)	Balance, December 31, 2012	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, September 30, 2013
Non-accrual loans:
Commercial and industrial	$—	$389	$(12)	$—	$—	$—	$377
Real estate	213	1,847	(89)	—	—	—	1,971
Equity loans and lines of credit	237	672	(15)	—	—	—	894
Consumer	—	9	(1)	—	—	—	8
Restructured loans (non-accruing):
Commercial and industrial	—	2,100	(131)	—	—	(697)	1,272
Real estate	1,362	7	(55)	—	(920)	—	394
Real estate construction and other land loans	6,288	285	(5,074)	—	—	—	1,499
Equity loans and lines of credit	1,595	111	(103)	—	—	—	1,603
Consumer	—	5	(1)	—	—	—	4
Total non-accrual	$9,695	$5,425	$(5,481)	$—	$(920)	$(697)	$8,022

The following table provides a summary of the change in the OREO balance for the nine months ended September 30, 2013:

Balance
(In thousands)	September 30, 2013
Balance, December 31, 2012	$—
Additions	263
Dispositions	(139)
Write-downs	—
Net gain on disposition	—
Balance, September 30, 2013	124

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. The OREO added the third quarter of 2013 was booked as a part of the VCB acquisition  We had no OREO properties at December 31, 2012.

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

For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During the first quarter of 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. Moving from a 16 quarter rolling average to a 20 quarter rolling average during the quarter ended March 31,2013, did not have a material impact on the level of allowance required, but it did ensure that the significant loss years for the bank would continue to be factored into the general reserve analysis. Management determined that it was necessary to expand the average period to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2012
Balance, beginning of period	$10,133	$11,396	$11,396
Provision charged to operations	—	700	500
Losses charged to allowance	(792)	(2,850)	(2,401)
Recoveries	391	887	719
Balance, end of period	$9,732	$10,133	$10,214
Allowance for credit losses to total loans at end of period	1.89%	2.56%	2.52%

As of September 30, 2013, the balance in the allowance for credit losses was $9,732,000 compared to $10,133,000 as of December 31, 2012.  The decrease was due to net charge offs during the nine months ended September 30, 2013 being greater than the amount of the provision for credit losses.  Net charge offs totaled $401,000 while there was no provision for credit losses. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $173,886,000 as of September 30, 2013, compared to $162,851,000 as of December 31, 2012.  At September 30, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $115,000.  The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of September 30, 2013, the allowance for credit losses was 1.89% of total gross loans compared to 2.56% as of December 31, 2012. The decrease in the ALLL as a percentage of total loans is primarily due to the inclusion of $108 million from VCB loans that were recorded at fair value in connection with the acquisition and therefore have no related allowance. The decrease in the ALLL balance was due to improvement in historical losses and in the risk and composition of the loan portfolio. The increase in loan totals was driven primarily by an increase in agricultural loans which have a favorable loss history and from the loans acquired as part of the VCB acquisition. The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. During the period ended December 31, 2012, the Company enhanced the process for estimating the allowance for credit losses related to impaired loans through inclusion of the use of the discounted cash flow method on certain credits where sufficient payment history exists and future payments can be reasonably projected based on a global borrower cash flow analysis in addition to collateral dependent analysis.  The modification did not have a significant impact on the amount of the allowance for credit losses in total nor did it have a material impact on the allocation of the allowance within loan categories. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $8,022,000 as of September 30, 2013, and $9,695,000 as of December 31, 2012.  The allowance for credit losses as a percentage of nonperforming loans was 121.32% and 104.52% as of September 30, 2013 and December 31, 2012, respectively.  Management believes the allowance at September 30, 2013 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2013, was $29,776,000 consisting of $14,643,000, $8,934,000 and $6,199,000 representing the excess of the cost of Service 1st, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

Management performed an annual impairment test in the third quarter of 2013 utilizing the qualitative factors cited in ASU 2011-08.  Management believes that factors cited in this ASU are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2013.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of seven to ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2013 was $1,764,000, net of $1,001,000 in accumulated amortization expense.  The carrying value at December 31, 2012 was $583,000, net of $817,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of 2013.  Amortization expense recognized was $184,000 for the nine month period ended September 30, 2013 and $150,000 for the nine month period ended September 30, 2012.

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

Total deposits increased $192,357,000 or 25.60% to $943,789,000 as of September 30, 2013, compared to $751,432,000 as of December 31, 2012.  Interest-bearing deposits increased $105,427,000 or 20.62% to $616,690,000 as of September 30, 2013,

compared to $511,263,000 as of December 31, 2012.  Non-interest bearing deposits increased $86,930,000 or 36.20% to $327,099,000 as of September 30, 2013, compared to $240,169,000 as of December 31, 2012.  Average non-interest bearing deposits to average total deposits was 32.48% for the nine months ended September 30, 2013 compared to 29.57% for the same period in 2012. These deposit increases are primarily related to the VCB acquisition which closed on July 1, 2013. Approximately $174 million in deposits were recorded as a part of the acquisition.

The composition of the deposits and average interest rates paid at September 30, 2013 and December 31, 2012 is summarized in the table below.

(Dollars in thousands)	September 30, 2013	% of Total Deposits	Effective Rate	December 31, 2012	% of Total Deposits	Effective Rate
NOW accounts	$175,049	18.5%	0.16%	$161,328	21.4%	0.19%
MMA accounts	206,817	21.9%	0.12%	173,486	23.1%	0.22%
Time deposits	172,929	18.3%	0.50%	136,876	18.2%	0.64%
Savings deposits	61,895	6.6%	0.08%	39,573	5.3%	0.09%
Total interest-bearing	616,690	65.3%	0.23%	511,263	68.0%	0.32%
Non-interest bearing	327,099	34.7%		240,169	32.0%
Total deposits	$943,789	100.0%		$751,432	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of September 30, 2013, compared to short term-borrowings of $4,000,000 in FHLB advances at December 31, 2012.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2013, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 1.87% and 2.06% at September 30, 2013 and 2012, respectively. Interest expense recognized by the Company for the nine months ended September 30, 2013 and 2012 was $74,000 and $82,000, respectively.

Capital

Our shareholders’ equity was $126,873,000 as of September 30, 2013, compared to $117,665,000 as of December 31, 2012.  The increase in shareholders’ equity is the result of an increase of $13,365,000 in common stock and an increase of $4,275,000 in retained earnings, partially offset by a decrease in accumulated other comprehensive income net of tax of $8,432,000 for the nine months ended September 30, 2013. 1,262,605 shares of common stock were issued as a part of the VCB acquisition.

During the first nine months of 2013, the Company declared and paid $1,502,000 in cash dividends ($0.15 per common share) to holders of common stock. During the fourth quarter of 2012, the Company declared and paid $480,000 in cash dividends ($0.05 per common share) to holders of common stock. During 2013 the Bank declared and paid cash dividends to the Company of $12,000,000 in connection with the acquisition of VCB and cash dividends approved by the Company’s Board of Directors. During 2012, the Bank declared and paid cash dividends to the Company of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company’s Board of Directors. The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$91,538	8.86%	$90,866	10.56%
Minimum regulatory requirement	$41,340	4.00%	$34,418	4.00%
Central Valley Community Bank	$90,469	8.78%	$87,911	10.22%
Minimum requirement for “Well-Capitalized” institution	$51,535	5.00%	$42,994	5.00%
Minimum regulatory requirement	$41,228	4.00%	$34,395	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$91,538	14.41%	$90,866	18.24%
Minimum regulatory requirement	$25,401	4.00%	$19,926	4.00%
Central Valley Community Bank	$90,469	14.23%	$87,911	17.67%
Minimum requirement for “Well-Capitalized” institution	$38,150	6.00%	$29,848	6.00%
Minimum regulatory requirement	$25,434	4.00%	$19,899	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$99,513	15.67%	$97,299	19.53%
Minimum regulatory requirement	$50,802	8.00%	$39,853	8.00%
Central Valley Community Bank	$98,454	15.48%	$94,336	18.96%
Minimum requirement for “Well-Capitalized” institution	$63,584	10.00%	$49,747	10.00%
Minimum regulatory requirement	$50,867	8.00%	$39,798	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital. Accordingly, $9,641,000 in disallowed deferred tax assets were deducted from Tier 1 capital for the Company at September 30, 2013, compared to $53,000 at December 31, 2012. $8,231,000 in disallowed deferred tax assets were deducted from Tier 1 capital for the Bank at September 30, 2013, compared to none at December 31, 2012. The primary reason for the increase in the disallowed is a result of the change from unrealized gain on investment securities to an unrealized loss position as well as the acquired deferred taxes from VCB. The Company's deferred tax assets increased approximately $9,524 million since December 31, 2012.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2013, the Company had unpledged securities totaling $308,333,000 available as a secondary source of liquidity and total cash and cash equivalents of $82,198,000.  Cash and cash equivalents at September 30, 2013 increased 55.22% compared to December 31, 2012.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2013, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $217,621,000 in unused FHLB advances and a $109,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2013, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2013 and December 31, 2012:

Credit Lines (In thousands)	September 30, 2013	December 31, 2012
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$217,621	$133,034
Balance outstanding	$—	$4,000
Collateral pledged	$96,153	$94,368
Fair value of collateral	$96,552	$94,809
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$109	$127
Balance outstanding	$—	$—
Collateral pledged	$95	$115
Fair value of collateral	$111	$129

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With respect to risks and uncertainties relating to the recently completed acquisition of Visalia Community Bank, you should consider the factors discussed under the caption “Risk Factors” in the Registration Statement on Form S-4 filed with the SEC relating to the acquisition.

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

Central Valley Community Bancorp

Date: November 12, 2013	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: November 12, 2013	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.