Form 10-K
period 2013-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2014-03-21
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $66,029,000 based on the price at which the stock was last sold on June 30, 2013.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 21, 2014
[Common Stock, No par value per share]	10,925,085	shares
 DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2014 (Proxy Statement)	Part III

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
Copies of the annual report on Form 10-K for the year ended December 31, 2013 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720.
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
At December 31, 2013, we had one banking subsidiary, the Bank.  Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California.  We serve seven contiguous counties in California’s central valley including Fresno County, Madera County, Merced County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2013, we had consolidated total assets of approximately $1,145,635,000.  See Items 7 and 8, Management’s Discussion and Analysis or Plan of Operation and Financial Statements.
Effective July 1, 2013, the Company and Visalia Community Bank (VCB) completed a merger under which Visalia Community Bank, with three full-service offices in Visalia and one in Exeter, merged with and into the Bank.
On August 18, 2011, the Company entered into a Securities Purchase Agreement (SPA) with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock) originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction. In connection with the repurchase of the Series A Stock, the Company also repurchased the warrant (the Warrant) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction for total consideration of $185,000.
On December 31, 2013, the Company redeemed all 7,000 outstanding shares of its Series C Preferred from the Treasury, in exercise of its optional redemption rights pursuant to the terms of the Series C Preferred under the Company’s charter and the SPA. The Company paid the Treasury $7,087,500 in connection with the redemption, representing $1,000 per share of the Series C Preferred plus all accrued and unpaid dividends through the date of the redemption. The obligations of the Company under the SPA are terminated as a result of the redemption. No additional shares of Series C Preferred are outstanding.
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
In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange the 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock. In August, 2011, the Company agreed to exchange the 258,862 shares of the Company’s non-voting common stock to 258,862 shares of the Company’s voting common stock. The issuance of voting common stock was conducted in a privately negotiated transaction exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended. No shares of Series B Preferred Stock or non-voting common stock remain outstanding.
On August 15, 2012, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock. Under the program, the Company was to repurchase up to five percent of the Company’s outstanding shares of common stock, or approximately 479,850 shares based on the shares outstanding as of August 15, 2012, for the period beginning on August 15, 2012, and ending February 15, 2013. During 2012, the Company repurchased and retired a total of 58,100 shares at an average price of $8.41 for a total cost of $488,000. The stock repurchase program was suspended after the Company entered into the Merger Agreement with Visalia Community Bank on December 19, 2012. The Company had no stock repurchase plans in place during 2013 or 2011.
As of March 1, 2014, we had a total of 290 employees and 272 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System
The Bank operates 21 full-service banking offices in Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia.  The Oakhurst and Madera branches were added through the Bank of Madera County merger in 2005.  The Tracy, Stockton and Lodi offices were added through the merger with Service 1st Bank in November of 2008.  The Exeter and Visalia offices were added through the Visalia Community Bank merger in 2013. The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno and Madera counties were 4.65% in 2013 compared to 4.81% in 2012 based on FDIC deposit market share information published as of June 30, 2013.
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
In 2013, the Company acquired Visalia Community Bank, adding four branches located in Exeter and Visalia, California.
Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices will initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates additional future branch openings to meet the growing service needs of its customers, although none are planned during 2014.
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
The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2013, we had total loans of $512,357,000.  Total commercial and industrial loans outstanding were $87,082,000, total agricultural land and production loans outstanding were $31,649,000, total real estate construction and other land loans outstanding were $42,329,000; total other real estate loans outstanding were $291,610,000, total equity loans and lines of credit were $48,594,000 and total consumer installment loans outstanding were $11,252,000.  We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2013 approximately 74.7% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 23.1% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, real estate and consumer loans.  In addition, our business activities currently are mainly concentrated in Fresno, Madera, Merced, Sacramento, San Joaquin, Stanislaus, and Tulare County, California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  In addition, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, droughts, and floods in this region, or as a result of energy shortages in California.
Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would not have a material adverse effect on our business.
In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday — Thursday	Friday	Saturday
Clovis Main	9:00 a.m. to 4:00 p.m. Drive Up 8:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	None
Fresno Downtown	9:00 a.m. to 4:00 p.m. Walk-up window 8:00 a.m. to 9:00 a.m.	9:00 a.m. to 5:00 p.m. Walk-up window 8:00 a.m. to 9:00 a.m.	None
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	10:00 a.m. to 2:00 p.m.
Herndon & Fowler	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	9:00 a.m. to 2:00 p.m. Drive Up 9:00 a.m. to 2:00 p.m.
River Park	9:00 a.m. to 5:00 p.m. Drive Up 9:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 9:00 a.m. to 5:30 p.m.	10:00 a.m. to 2:00 p.m. Drive Up 10:00 a.m. to 2:00 p.m.
Sunnyside	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Kerman	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Lodi	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Merced	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Modesto	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Prather (Foothill office)	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None
Stockton	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Tracy	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Exeter	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Caldwell	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m. Drive Up 9:00 a.m. to 1:00 p.m.
Floral	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Mission Oaks	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Mary’s Vineyard Shopping Center	Walk-up and Drive-up ATMs only	Walk-up and Drive-up ATMs only	Walk-up and Drive-up ATMs only
Financial Drive	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 5:00 p.m.	None

Automated teller machines operate at 21 branch locations. All operate 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento office.  Our Real Estate, Small Business Administration

(SBA) Departments and Agribusiness office maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available upon customer request.
To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.
In Fresno and Madera Counties, in addition to our 12 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2013 there were 158 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2013 FDIC Summary of Deposits report indicated the Company had 4.46% of the total deposits held by all depositories in Fresno County and 6.76% in Madera County.  In San Joaquin County, in addition to our three full service branch locations, as of June 30, 2013 there were 111 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2013 report indicated the Company had 1.69% of total deposits held by all depositories in San Joaquin County. In Merced County, in addition to our one branch, as of June 30, 2013 there were 31 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our one branch, as of June 30, 2013 there were 232 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 94 operating banking and credit union offices in our primary service area. In Tulare County, in addition to our four branches there were 61 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which we do not offer directly but which we usually can offer indirectly through correspondent institutions.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital accounts. As of December 31, 2013, the Bank’s legal lending limits to individual customers were $14,346,000 for unsecured loans and $23,910,000 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes, and may in the future make, such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.
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
Technological innovation continues to contribute to greater competition in domestic and international financial services markets.  Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been traditional banking products.  In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, remote deposit, mobile banking applications, self-service branches, and in-store branches.
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

Statistical Disclosure

The information in the tables set out below should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this annual report.

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2013, 2012, and 2011 and an analysis of interest rates and the interest rate differential for the years then ended.  Table B sets forth the changes in interest income and interest expense in 2013 and 2012 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2013, 2012, and 2011 and the book value, maturities and weighted average yield of investment securities at December 31, 2013 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2013, 2012, 2011, 2010, and 2009, is summarized in Table D. Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2013 are summarized in Table E. Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 2013, 2012, 2011, 2010, and 2009. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on nonaccrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.
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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2013, 2012, and 2011. Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2013.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2013, 2012, and 2011.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2013, 2012, and 2011. The average balances reflect daily averages except nonaccrual loans, which were computed using quarterly averages.

	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$46,672	$164	0.35%	$36,836	$108	0.29%	$73,016	$187	0.26%
Securities:
Taxable securities	235,487	2,375	1.01%	218,325	3,289	1.51%	150,559	4,548	3.02%
Non-taxable securities (1)	163,494	8,755	5.35%	113,039	6,830	6.04%	75,665	5,248	6.94%
Total investment securities	398,981	11,130	2.79%	331,364	10,119	3.05%	226,224	9,796	4.33%
Federal funds sold	206	1	0.25%	618	2	0.30%	695	2	0.29%
Total securities and interest-earning deposits	445,859	11,295	2.53%	368,818	10,229	2.77%	299,935	9,985	3.33%
Loans (2)(3)	445,300	26,519	5.96%	394,575	23,913	6.06%	412,969	26,098	6.32%
Federal Home Loan Bank stock	4,171	177	4.24%	3,544	36	1.02%	2,958	9	0.30%
Total interest-earning assets (1)	895,330	$37,991	4.24%	766,937	$34,178	4.46%	715,862	$36,092	5.04%
Allowance for credit losses	(9,713)			(10,365)			(11,018)
Nonaccrual loans	9,183			10,465			15,322
Other real estate owned	50			919			217
Cash and due from banks	21,296			19,525			17,977
Bank premises and equipment	7,816			6,217			5,788
Other non-earning assets	62,962			59,380			56,030
Total average assets	$986,924			$853,078			$800,178

	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$215,668	$291	0.13%	$177,205	$302	0.17%	$154,765	$368	0.24%
Money market accounts (MMA)	193,833	229	0.12%	178,734	392	0.22%	174,049	692	0.40%
Time certificates of deposit, under $100,000	48,729	219	0.45%	59,838	466	0.78%	70,111	688	0.98%
Time certificates of deposit, $100,000 and over	106,307	531	0.50%	86,295	470	0.54%	96,620	914	0.95%
Total interest-bearing deposits	564,537	1,270	0.22%	502,072	1,630	0.32%	495,545	2,662	0.54%
Other borrowed funds	5,645	116	2.05%	9,156	253	2.76%	10,265	280	2.73%
Total interest-bearing liabilities	570,182	$1,386	0.24%	511,228	$1,883	0.37%	505,810	$2,942	0.58%
Non-interest bearing demand deposits	283,956			217,529			182,244
Other liabilities	13,040			9,760			8,738
Shareholders’ equity	119,746			114,561			103,386
Total average liabilities and shareholders’ equity	$986,924			$853,078			$800,178
Interest income and rate earned on average earning assets (1)		$37,991	4.24%		$34,178	4.46%		$36,092	5.04%
Interest expense and interest cost related to average interest-bearing liabilities		1,386	0.24%		1,883	0.37%		2,942	0.58%
Net interest income and net interest margin (4)		$36,605	4.09%		$32,295	4.21%		$33,150	4.63%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $2,977, $2,322 and $1,784 in 2013, 2012 and 2011, respectively.

(2)	Loan interest income includes loan fees of $320 in 2013, $646 in 2012, and $399 in 2011.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Years Ended December 31,
	2013 Compared to 2012			2012 Compared to 2011
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$32	$24	$56	$(111)	$32	$(79)
Investment securities:
Taxable	285	(1,199)	(914)	11,056	(12,315)	(1,259)
Non-taxable (1)	2,583	(658)	1,925	2,141	(559)	1,582
Total investment securities	2,868	(1,857)	1,011	13,197	(12,874)	323
Loans	3,012	(406)	2,606	(1,389)	(796)	(2,185)
FHLB Stock	7	134	141	2	25	27
Total earning assets (1)	5,918	(2,105)	3,813	11,699	(13,613)	(1,914)
Interest expense:
Deposits:
Savings, NOW and MMA	132	(306)	(174)	97	(463)	(366)
Certificates of deposit under $100,000	(75)	(172)	(247)	(92)	(130)	(222)
Certificates of deposit $100,000 and over	95	(34)	61	(89)	(355)	(444)
Total interest-bearing deposits	152	(512)	(360)	(84)	(948)	(1,032)
Other borrowed funds	(132)	(5)	(137)	(31)	4	(27)
Total interest bearing liabilities	20	(517)	(497)	(115)	(944)	(1,059)
Net interest income (1)	$5,898	$(1,588)	$4,310	$11,814	$(12,669)	$(855)

(1)	Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The amortized cost of investment securities at December 31, 2013, 2012, and 2011 is set forth in the following table.  At December 31, 2013, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available-for-Sale	Amortized Cost at December 31,
(In thousands)	2013	2012	2011
U.S. Government agencies	$18,172	$9,443	149
Obligations of states and political subdivisions	162,018	151,312	101,030
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	254,978	206,465	204,222
Private label residential mortgage backed securities	4,344	6,258	8,408
Corporate debt securities	—	—	—
Other equity securities	7,596	7,596	7,596
Total Available-for-Sale Securities	$447,108	$381,074	$321,405

The amortized cost, maturities and weighted average yield of investment securities at December 31, 2013 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(2)
U.S. Government agencies	$—	—	$—	—	$2,344	2.45%	$15,828	4.07%	$18,172	3.86%
Obligations of states and political subdivisions	—	—	1,769	2.28%	22,100	4.39%	138,149	4.41%	162,018	4.39%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	4,184	2.83%	17,025	3.79%	233,769	4.32%	254,978	4.26%
Private label residential mortgage backed securities	—	—	129	4.78	520	4.76%	3,695	5.75%	4,344	5.60%
Other equity securities	7,596	2.34%	—	—	—	—	—	—	7,596	2.34%
	$7,596	2.34%	$6,082	3.44%	$41,989	4.04%	$391,441	4.36%	$447,108	4.27%

(1)	Not computed on a tax equivalent basis.

(2)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2013, 2012, 2011, 2010, and 2009 is summarized in the table below.

(In thousands)	2013	2012	2011	2010	2009
Commercial:
Commercial and industrial	$87,082	$77,956	$78,089	$81,318	$93,282
Agricultural land and production	31,649	26,599	29,958	20,604	13,903
Total commercial	118,731	104,555	108,047	101,922	107,185
Real estate:
Owner occupied	156,781	114,444	113,183	111,888	106,606
Real estate construction and other land loans	42,329	33,199	33,047	32,038	51,633
Commercial real estate	86,117	53,797	62,523	63,627	71,420
Agricultural real estate	44,164	28,400	42,596	44,397	38,759
Other real estate	4,548	8,098	7,892	8,103	4,610
Total real estate	333,939	237,938	259,241	260,053	273,028
Consumer:
Equity loans and lines of credit	48,594	42,932	51,106	58,860	65,353
Consumer and installment	11,252	10,346	9,765	11,261	14,033
Total consumer	59,846	53,278	60,871	70,121	79,386
Deferred loan fees, net	(159)	(453)	(764)	(499)	(392)
Total gross loans	512,357	395,318	427,395	431,597	459,207
Allowance for credit losses	(9,208)	(10,133)	(11,396)	(11,014)	(10,200)
Total (1)	$503,149	$385,185	$415,999	$420,583	$449,007

	2013	2012	2011	2010	2009
(1) Includes nonaccrual loans of:	$7,586	$9,695	$14,434	$18,561	$18,959

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2013.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$84,300	$26,967	$7,464	$118,731
Real estate construction and other land loans	37,595	1,670	3,064	42,329
Other real estate	22,400	34,164	235,046	291,610
Consumer and installment	15,465	13,137	31,244	59,846
	$159,760	$75,938	$276,818	$512,516
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$42,516	$37,776	$32,886	$113,178
Loans with floating interest rates	117,243	37,490	244,605	399,338
	$159,759	$75,266	$277,491	$512,516

Table F

COMPOSITION OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of nonaccrual, restructured and past due loans at December 31, 2013, 2012, 2011, 2010, and 2009 is set forth below:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual	$2,991	$450	$3,833	$7,906	$14,391
Restructured nonaccrual loans	4,595	9,245	10,601	10,655	4,568
	$7,586	$9,695	$14,434	$18,561	$18,959
Accruing loans past due 90 days or more	—	—	—	—	—
Accruing troubled debt restructurings	$5,771	$7,410	$9,210	$—	$—
Nonaccrual loans to total loans	1.48%	2.45%	3.38%	4.30%	4.13%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans.  Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when and if received.
Loans are placed on nonaccrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due.  Loans in the nonaccrual category are treated as nonaccrual loans even though we may ultimately recover all or a portion of the interest due.  These loans return to accrual status when the loan becomes contractually current, future collectibility of amounts due is reasonably assured, and a minimum of six months of satisfactory principal repayment performance has occurred.  As of December 31, 2013, nonaccrual loans totaled $7,586,000 and interest foregone on nonaccrual loans totaled $661,000 for the year then ended.  As of December 31, 2012, we had nonaccrual loans totaling $9,695,000 and interest foregone on nonaccrual loans totaled $693,000 for the year then ended.  As of December 31, 2011, we had nonaccrual loans totaling $14,434,000 and interest foregone on nonaccrual loans totaled $954,000 for the year then ended. As of December 31, 2010, we had nonaccrual loans totaling $18,561,000 and interest foregone on nonaccrual loans totaled $1,228,000 for the year then ended.  We had nonaccrual loans totaling $18,959,000 at December 31, 2009 and interest foregone on nonaccrual loans totaled $852,000 for the year then ended.  See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

Included in nonaccrual loans at December 31, 2013 were ten loans totaling $4,595,000 that were considered troubled debt restructurings (TDRs).  None of these TDR loans were in default at December 31, 2013. There are no outstanding commitments to lend additional funds to any of these borrowers.  Included in nonaccrual loans at December 31, 2012 were seven loans that totaled $9,245,000 that were considered to be TDRs at December 31, 2012. At December 31, 2011, the Company had six loans totaling $10,601,000 that were on nonaccrual and considered TDR. The Company had 12 loans at December 31, 2010 totaling $10,655,000 that were considered to be TDRs. As of December 31, 2009, the Company had seven loans totaling $4,568,000 that were on nonaccrual and considered TDR. See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and regulatory reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when a reasonable doubt exists as to the collectibility of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $661,000 for the year ended December 31, 2013 of which $279,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans was $693,000 and $954,000 for 2012 and 2011, respectively of which $669,000 and $769,000 was attributable to troubled debt restructurings, respectively.
Other than as discussed above, as of December 31, 2013, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

(Dollars in thousands)	2013	2012	2011	2010	2009
Loans outstanding at December 31,	$512,516	$395,771	$428,159	$432,096	$459,599
Average loans outstanding during the year	$454,483	$405,040	$428,291	$455,340	$482,458
Allowance for credit losses:
Balance at beginning of year	$10,133	$11,396	$11,014	$10,200	$7,223
Deduct loans charged-off:
Commercial and industrial	(713)	(123)	(280)	(1,938)	(1,383)
Owner occupied	(281)	(217)	—	(218)	(1,160)
Real estate construction and other land loans	—	(319)	(286)	(823)	(569)
Commercial real estate	(4)	(1,430)	(26)	(11)	(1,588)
Other real estate	—	—	—	(453)	(2,450)
Consumer loans	(448)	(761)	(940)	(679)	(776)
Total loans charged-off	(1,446)	(2,850)	(1,532)	(4,122)	(7,926)
Add recoveries of loans previously charged off:
Commercial and industrial	315	515	286	429	45
Owner occupied	—	45	—	258	20
Real estate construction and other land loans	16	—	52	42	55
Commercial real estate	—	—	176	—	5
Other real estate	—	—	—	81	201
Consumer loans	190	327	350	326	63
Total recoveries	521	887	864	1,136	389
Net charge-offs	(925)	(1,963)	(668)	(2,986)	(7,537)
Add provision charged to operating expense	—	700	1,050	3,800	10,514
Balance at end of year	$9,208	$10,133	$11,396	$11,014	$10,200
Allowance for credit losses as a percentage of outstanding loan balance	1.80%	2.56%	2.66%	2.55%	2.22%
Net charge-offs to average loans outstanding	(0.20)%	(0.48)%	(0.16)%	(0.66)%	(1.56)%

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
No provision was added to the allowance for credit losses during the year ended December 31, 2013. The amount of provision is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors, including the increase or decrease in the volume of outstanding loans and the level of net charge offs during the year. The provision for credit losses for the year ended December 31, 2012 was $700,000. For 2011, the provision decreased to $1,050,000 which was due to a reduction in net charge offs which were $668,000 and a period-to-period decrease in the level of outstanding loans. As of December 31, 2010 the provision decreased to $3,800,000 because of the reduction in net charge offs which were $2,986,000 with a period-to-period decrease in the level of outstanding loans. In 2009, the Bank added $10,514,000 to the provision based on our assessment of the overall adequacy of the allowance for credit losses including the increase in the volume of outstanding loans and the level of net charge offs during the year of $7,537,000.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$1,872	16.4%	$1,955	18.4%	$1,853	16.8%	$2,149	17.4%	$2,861	22.2%
Real estate construction, land development and other land loans	1,289	8.3%	1,035	8.4%	2,954	7.7%	1,791	7.4%	836	10.3%
Real estate - other	3,213	48.3%	4,196	44.5%	3,712	42.8%	3,579	42.5%	3,813	48.2%
Equity loans and lines of credit	874	9.5%	1,158	10.9%	1,419	12.0%	1,975	13.6%	334	7.8%
Loans to finance agricultural and other loans to farmers	1,189	14.7%	1,251	13.9%	831	16.9%	674	15.1%	708	7.8%
Loans to individuals for household, family and other personal expenditures and other loans	295	2.2%	383	2.6%	417	2.3%	528	2.6%	423	2.4%
Other	54	0.6%	116	1.3%	71	1.5%	80	1.4%	48	1.3%
Unallocated reserve	422	—	39	—	139	—	238	—	1,177	—
	$9,208	100.0%	$10,133	100.0%	$11,396	100.0%	$11,014	100.0%	$10,200	100.0%

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

Table H

DEPOSITS

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2013, 2012, and 2011.

	2013		2012		2011
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$163,034	0.15%	$142,231	0.19%	$124,899	0.26%
Money market accounts	$193,833	0.12%	$178,734	0.22%	$174,049	0.40%
Time certificates of deposit	$155,036	0.48%	$146,133	0.64%	$166,731	0.96%
Non-interest bearing demand	$283,956	—	$217,529	—	$182,244	—
Total deposits	$848,493	0.15%	$719,601	0.23%	$677,789	0.39%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2013.

(In thousands)
Three months or less	$39,490
Over 3 months through 6 months	28,504
Over 6 through 12 months	25,476
Over 12 months	22,546
$116,016

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
Net income:
To average assets	0.84%	0.88%	0.81%
To average shareholders’ equity	6.89%	6.56%	6.26%
Dividends declared per share to net income per share	26.32%	6.33%	—
Average shareholders’ equity to average assets	12.13%	13.43%	12.92%

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
We are also a bank holding company within the meaning of Section 3700 of the California Financial Code.  As such, we and our subsidiaries are subject to examination by the Department of Business Oversight (DBO).
Further, we are required by the Board of Governors to maintain certain capital levels.  See “Capital Standards.”

REGULATION OF THE BANK

Banks are extensively regulated under both federal and state law.  The Bank, as a California state-chartered bank, is subject to primary supervision, regulation and periodic examination by the DBO and the FDIC.  The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors.
If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter.  The DBO has many of the same remedial powers.
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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code.  See Note 14 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning preferred stock issued through the Small Business Lending Fund of the United States Department of the Treasury on August 18, 2011 and preferred stock and common stock issued pursuant to Stock Purchase Agreements with accredited private investors.
The principal source of cash revenue to the Company is dividends received from the Bank.  The Bank’s ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

THE BANK

Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings, or the Bank’s net income for the latest three fiscal years, less dividends paid during that period, or, with the approval of the DBO, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.
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

CAPITAL STANDARDS

Banks and bank holding companies are subject to various capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
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
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2013 are as follows:

	Requirement		Actual
	Adequately Capitalized	For the Bank to be Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	15.04%	15.13%
Tier 1 risk-based capital ratio	4.00%	6.00%	13.79%	13.88%
Tier 1 leverage capital ratio	4.00%	5.00%	8.09%	8.14%

In December 2010, the internal Basel Committee on Bank Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III,” which, when fully  phased-in,  would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

•
introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•
when fully phased in, requires banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•
an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

•
In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act.  Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.  Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The additional “countercyclical capital buffer” is also required for larger and more complex institutions.  The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank intend to exercise).  The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, would be phased in through 2019.  The implementation of the Basel III framework is to commence January 1, 2015.  The Company has reviewed and will continue to evaluate the new Basel III regulatory capital requirements.
VOLCKER RULE
The final rules adopted on December 10, 2013, to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule”, would prohibit insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. These rules will become effective on April 1, 2014.  Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.
Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.
The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2013 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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
Bank management believes that the Bank is currently in compliance with the US PATRIOT Act.

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
The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  The Bank was last examined for CRA compliance by its primary regulator, the FDIC, as of February 2013.
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

Other

Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the Board of Governors, FDIC and the DBO may affect our business.  It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon our business.

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
The Bank conducts banking operations principally in California’s Central Valley.  As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in California’s Central Valley.  Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and continued adverse economic conditions could have a material adverse effect upon us.  In addition, the Central Valley remains largely dependent on agriculture.  A downturn in agriculture and agricultural related business could indirectly and adversely affect our results of operations and financial condition. During early 2014, California experienced a severe drought. If the drought significantly harms the business of our customers, the credit quality of the loans to those customers could decline as a specific consequence of the drought.
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
At December 31, 2013, our non-performing loans and leases were 1.48% of total loans and leases compared to 2.45% at December 31, 2012, and 3.38% at December 31, 2011, and our non-performing assets (which include foreclosed real estate) were 0.68% of total assets compared to 1.09% at December 31, 2012.  The allowance for loan and lease losses as a percentage of non-performing loans and leases was 121.38% as of December 31, 2013 compared to 104.52% at December 31, 2012.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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
At December 31, 2013, $383 million, or 74.70% of our total loan and lease portfolio, consisted of real estate related loans.  Substantially all of our real property collateral is located in our operating markets in the Central Valley in California.  The continuing trend of deteriorating economic conditions in California and in our operating markets has contributed to an overall decline in commercial and residential real estate values.  A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, and floods.  Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.  The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

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
Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses and securities that have been downgraded to below investment grade by national rating agencies.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles, and for the year ended December 31, 2013, we recorded $17,000 in other-than-temporary impairment. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings.
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2013, we held stock in the FHLB totaling $4,499,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB's dividend paying practices will continue.  As of December 31, 2013, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
At December 31, 2013, we had approximately $29,917,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, and Visalia Community

Bank in July 2013.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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

The Company owns the property on which the Main Office, a full-service branch office, is located in Clovis, California.  In addition, the Company owns the property on which the Foothill Office, a full-service branch office, is located in Prather, California, the property on which the Modesto office, a full-service branch office, is located in Modesto, California, the property on which the Kerman Office, a full-service branch office, is located in Kerman, California, the property on which the Floral office, a full-service branch office, is located in Visalia, California, and the property on which the Exeter office, a full service branch office, is located in Exeter, California.
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

None to report.

PART II

ITEM 5 -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY.  As of December 31, 2013, we had approximately 888 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Quarter 1 2012	Quarter 2 2012	Quarter 3 2012	Quarter 4 2012	Quarter 1 2013	Quarter 2 2013	Quarter 3 2013	Quarter 4 2013
High	$7.25	$7.75	$8.50	$9.25	9.00	10.14	10.50	12.82
Low	$5.25	$6.77	$6.90	$7.74	7.69	8.00	9.09	9.50

We paid $0.20 per common share cash dividends in 2013. We paid $0.05 per common share cash dividends in 2012. The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 14 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2013, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	380,430	$8.83	296,540
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	380,430	$8.83	296,540

No options to purchase shares of the Company’s common stock were issued during the year ending December 31, 2013 from any of the Company’s stock based compensation plans. In 2012, options to purchase 92,150 shares of common stock were granted from the 2005 Plan at exercise prices between $8.02 and $8.75.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Statements of Income
Total interest income	$34,836	$31,820	$34,299	$36,013	36,013
Total interest expense	1,385	1,883	2,942	4,283	6,627
Net interest income before provision for credit losses	33,451	29,937	31,357	31,730	34,107
Provision for credit losses	—	700	1,050	3,800	10,514
Net interest income after provision for credit losses	33,451	29,237	30,307	27,930	23,593
Non-interest income	7,832	7,242	6,271	3,711	5,850
Non-interest expenses	31,686	27,274	28,240	28,731	27,531
Income before provision for (benefit from) income taxes	9,597	9,205	8,338	2,910	1,912
Provision for (benefit from) income taxes	1,347	1,685	1,861	(369)	(676)
Net income	8,250	7,520	6,477	3,279	2,588
Preferred stock dividends and accretion of discount	350	350	486	395	365
Net income available to common shareholders	$7,900	$7,170	$5,991	$2,884	$2,223
Basic earnings per share	$0.77	$0.75	$0.63	$0.31	$0.29
Diluted earnings per share	$0.77	$0.75	$0.63	$0.31	$0.28
Cash dividends declared per common share	$0.20	$0.05	$—	$—	$—

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$529,398	$424,516	$353,808	$280,967	$232,142
Net loans	503,149	385,185	415,999	420,583	449,007
Total deposits	1,004,143	751,432	712,986	650,495	640,167
Total assets	1,145,635	890,228	849,023	777,594	765,488
Shareholders’ equity	120,043	117,665	107,482	97,391	91,223
Earning assets	1,042,552	801,098	762,654	695,410	677,955
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$445,859	$368,818	$299,935	$231,761	$199,425
Net loans	444,770	394,675	417,273	444,418	473,850
Total deposits	848,493	719,601	677,789	636,166	632,263
Total assets	986,924	853,078	800,178	758,852	752,509
Shareholders’ equity	119,746	114,561	103,386	96,174	83,400
Earning assets	895,330	766,937	715,862	672,804	671,906

Data from 2013 reflects the partial year impact of the acquisition of Visalia Community Bank on July 1, 2013.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

INTRODUCTION

Central Valley Community Bancorp (NASDAQ: CVCY) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Central Valley Community Bank (the Bank) and one business trust subsidiary, Service 1st Capital Trust 1.  The Bank of Madera County (BMC) was merged with and into the Bank on January 1, 2005.  BMC had two branches in Madera County which continue to be operated by the Bank.  After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank was merged with and into the Bank.  Service 1st Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.  Service 1st Capital Trust 1 (the Trust) is a business trust formed for the purpose of issuing trust preferred securities.  The Company succeeded to all the rights and obligations of Service 1st in connection with the acquisition of Service 1st.  The Trust is a subsidiary of the Company. Effective July 1, 2013, the Company and Visalia Community Bank (VCB) completed a merger under which Visalia Community Bank, with three full-service offices in Visalia and one in Exeter, merged with and into the Bank. The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.
 During 2013, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
The Bank now operates 21 full-service offices.  The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.

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
Agriculture and agricultural related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices and demand. During early 2014, California experienced a severe drought. If the drought significantly harms the business of our customers, the credit quality of the loans to those customers could decline as a specific consequence of the drought.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2013 was $0.77 compared to $0.75 and $0.63 for the years ended December 31, 2012 and 2011, respectively.  Net income for 2013 was $8,250,000 compared to $7,520,000 and $6,477,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  The increase in net income and EPS was primarily driven by increases in net interest income, lower provision for credit losses, increase in non-interest income, partially offset by increases in non-interest expense in 2013 compared to 2012. Total assets at December 31, 2013 were $1,145,635,000 compared to $890,228,000 at December 31, 2012.
Return on average equity for 2013 was 6.89% compared to 6.56% and 6.26% for 2012 and 2011, respectively.  Return on average assets for 2013 was 0.84% compared to 0.88% and 0.81% for 2012 and 2011, respectively.  Total equity was $120,043,000 at December 31, 2013 compared to $117,665,000 at December 31, 2012.  The increase in assets and equity in 2013 compared to 2012 is primarily related to the VCB acquisition on July 1, 2013, and also due to increases in deposits and retained earnings offset by a decrease in other comprehensive income.
Average total loans increased $49,443,000 or 12.21% to $454,483,000 in 2013 compared to $405,040,000 in 2012.  In 2013, we recorded no provision for credit losses compared to $700,000 in 2012 and $1,050,000 in 2011.  The Company had nonperforming assets totaling $7,776,000 at December 31, 2013. Nonperforming assets included nonaccrual loans totaling $7,586,000 and Other Real Estate Owned (OREO) totaling $190,000.  At December 31, 2012, nonperforming assets totaled $9,695,000 consisting of $9,695,000 in nonaccrual loans.  Net charge-offs for 2013 were $925,000 compared to $1,963,000 for 2012 and $668,000 for 2011.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE).  Our ROE was 6.89% for the year ended 2013 compared to 6.56% and 6.26% for the years ended 2012 and 2011, respectively.  In 2013, compared to 2012 we experienced both an increase in net income and an increase in capital due to increases in retained earnings, offset by a decrease in other comprehensive income.
Our net income for the year ended December 31, 2013 increased $730,000 compared to 2012 and increased $1,043,000 for 2012 compared to 2011.  During 2013, net income increased due to increases in net interest income, increases in non-interest income, a decrease in the provision for credit losses and a decrease in tax expense, partially offset by increases in non-interest expenses in 2013 compared to 2012.  Net interest income increased because of increases in loan and investment income, partially offset by decreases in interest expense on deposits. Net interest income during 2013 was positively impacted by the collection in full of a non-accrual loan of $4,731,000 which resulted in a recovery of foregone interest of $1,484,000. Non-interest income increased primarily driven by a $382,000 increase in service charge income, a $195,000 increase in interchange fees, a $141,000 increase in Federal Home Loan Bank dividends, and an increase in loan placement fees of

$46,000, partially offset by a $374,000 decrease in net realized gains on sales and calls of investment securities and a decrease of $12,000 in gains on the sale of other real estate owned.
Non-interest expenses increased in 2013 compared to 2012 primarily due to increases in acquisition and integration-related expenses of $692,000, salary and employee benefit expenses of $1,830,000, occupancy and equipment expenses of $531,000, consulting expenses of $299,000, data processing expenses of $258,000, amortization of core deposit intangibles of $68,000, and regulatory assessments of $44,000, partially offset by decreases in legal fees of $69,000, and advertising fees of $82,000. During 2013, our net interest margin (NIM) decreased 12 basis points compared to 2012.  Basic EPS was $0.77 for 2013 compared to $0.75 and $0.63 for 2012 and 2011, respectively.  Diluted EPS was $0.77 for 2013 compared to $0.75 and $0.63 for 2012 and 2011, respectively.  The increase in EPS in 2013 was due primarily to the increase in net income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2013 was 0.84% compared to 0.88% and 0.81% for the years ended December 31, 2012 and 2011, respectively.  The 2013 decrease in ROA is primarily due to the increase in average assets as a result of the VCB acquisition.  Annualized ROA for our peer group was 0.86% at September 30, 2013.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $300 million to $1.2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  We minimized the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.09% for the year ended December 31, 2013, compared to 4.21% and 4.63% for the years ended December 31, 2012 and 2011, respectively.  The decrease in net interest margin compared to 2012 is principally due to a decrease in our yield on earning assets which was greater than the decrease in our cost of funds.  In comparing the two periods, the effective yield on total earning assets decreased 22 basis points, while the cost of total interest-bearing liabilities decreased 13 basis points and the cost of total deposits decreased 8 basis points.  Our cost of total deposits in 2013 was 0.15% compared to 0.23% for the same period in 2012 and 0.39% for the year ended December 31, 2011.  Our net interest income before provision for credit losses increased $3,514,000 or 11.74% to $33,451,000 for the year ended 2013 compared to $29,937,000 and $31,357,000 for the years ended 2012 and 2011, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2013 increased $590,000 or 8.15% to $7,832,000 compared to $7,242,000 in 2012 and $6,271,000 in 2011.  The increase resulted primarily from increases in service charge income, interchange fees, and loan placement fees compared to the comparable 2012 period, partially offset by a decreases in net realized gains on sales and calls of investment securities and gain on sale of other real estate owned. Customer service charges increased $382,000 or 13.77% to $3,156,000 in 2013 compared to $2,774,000 and $2,903,000 in 2012 and 2011, respectively.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $7,776,000 and $9,695,000 at December 31, 2013 and 2012, respectively.  Nonperforming assets totaled 1.52% of gross loans as of December 31, 2013 and 2.45% of gross loans as of December 31, 2012.  The Company had $190,000 in other real estate owned (OREO) at December 31, 2013 as compared to none at December 31, 2012. The OREO property held at December 31, 2013 was sold for book value during January 2014. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 28.69% during 2013 to $1,145,635,000 as of December 31, 2013 from $890,228,000 as of December 31, 2012.  Total gross loans increased 29.61% to $512,357,000 as of December 31, 2013, compared to $395,318,000 at December 31, 2012.  Total investment securities and Federal funds sold increased 12.44% to $443,442,000 as of December 31, 2013 compared to $394,393,000 as of December 31, 2012.  Total deposits increased 33.63% to $1,004,143,000 as of December 31, 2013 compared to $751,432,000 as of December 31, 2012.  The asset growth in 2013 was largely due to the VCB Acquisition. Our loan to deposit ratio at December 31, 2013 was 51.02% compared to 52.61% at December 31, 2012.  The loan to deposit ratio of our peers was 70.41% at September 30, 2013.

Capital Adequacy

At December 31, 2013, we had a total capital to risk-weighted assets ratio of 15.13%, a Tier 1 risk-based capital ratio of 13.88% and a leverage ratio of 8.14%.  At December 31, 2012, we had a total capital to risk-weighted assets ratio of 19.53%, a Tier 1 risk-based capital ratio of 18.24% and a leverage ratio of 10.56%.  At December 31, 2013, on a stand-alone basis, the Bank had a total risk-based capital ratio of 15.04%, a Tier 1 risk based capital ratio of 13.79% and a leverage ratio of 8.09%.  At December 31, 2012, the Bank had a total risk-based capital ratio of 18.96%, Tier 1 risk-based capital of 17.67% and a leverage ratio of 10.22%.  The deterioration in 2013 is due to an increase in risk weighted assets while risk adjusted capital decreased primarily due to the redemption of Series C Preferred Stock.  Note 14 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 78.50% for 2013 compared to 75.99% for 2012 and 75.68% for 2011.  The increase in the efficiency ratio in 2013 is due to an increase in net interest income that is less than the increase in operating expenses. The decline in the efficiency ratio in 2012 compared to 2011 is due to a decrease in net interest income that is greater than the decrease in operating expenses. The Company’s net interest income before provision for credit losses plus non-interest income increased 11.04% to $41,283,000 in 2013 compared to $37,179,000 in 2012 and $37,628,000 in 2011, while operating expenses increased 16.18% in 2013, decreased 3.42% in 2012, and decreased 1.71% in 2011.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $272,797,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $555,276,000 or 48.47% of total assets at December 31, 2013 and $446,921,000 or 50.20% of total assets as of December 31, 2012.

RESULTS OF OPERATIONS

Net Income

Net income was $8,250,000 in 2013 compared to $7,520,000 and $6,477,000 in 2012 and 2011, respectively.  Basic earnings per share was $0.77, $0.75, and $0.63 for 2013, 2012, and 2011, respectively.  Diluted earnings per share was $0.77, $0.75, and $0.63 for 2013, 2012, and 2011, respectively.  ROE was 6.89% for 2013 compared to 6.56% for 2012 and 6.26% for 2011.  ROA for 2013 was 0.84% compared to 0.88% for 2012 and 0.81% for 2011.
The increase in net income for 2013 compared to 2012 can be attributed to a decrease in the provision for credit losses, an increase in interest income, an increase in non interest income, and a decrease in provision for income taxes, partially offset by an increase in non-interest expense. The increase in net income for 2012 compared to 2011 can be attributed to the decrease in the provision for credit losses, an increase in non-interest income, and a decrease in provision for income taxes, partially offset by decrease in interest income.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$46,672	$164	0.35%	$36,836	$108	0.29%	$73,016	$187	0.26%
Securities
Taxable securities	235,487	2,375	1.01%	218,325	3,289	1.51%	150,559	4,548	3.02%
Non-taxable securities (1)	163,494	8,755	5.35%	113,039	6,830	6.04%	75,665	5,248	6.94%
Total investment securities	398,981	11,130	2.79%	331,364	10,119	3.05%	226,224	9,796	4.33%
Federal funds sold	206	1	0.25%	618	2	0.30%	695	2	0.29%
Total securities and interest-earning deposits	445,859	11,295	2.53%	368,818	10,229	2.77%	299,935	9,985	3.33%
Loans (2) (3)	445,300	26,519	5.96%	394,575	23,913	6.06%	412,969	26,098	6.32%
Federal Home Loan Bank stock	4,171	177	4.24%	3,544	36	1.02%	2,958	9	0.30%
Total interest-earning assets	895,330	$37,991	4.24%	766,937	$34,178	4.46%	715,862	$36,092	5.04%
Allowance for credit losses	(9,713)			(10,365)			(11,018)
Nonaccrual loans	9,183			10,465			15,322
Other real estate owned	50			919			217
Cash and due from banks	21,296			19,525			17,977
Bank premises and equipment	7,816			6,217			5,788
Other non-earning assets	62,962			59,380			56,030
Total average assets	$986,924			$853,078			$800,178
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$215,668	$291	0.13%	$177,205	$302	0.17%	$154,765	$368	0.24%
Money market accounts	193,833	229	0.12%	178,734	392	0.22%	174,049	692	0.40%
Time certificates of deposit, under $100,000	48,729	219	0.45%	59,838	466	0.78%	70,111	688	0.98%
Time certificates of deposit, $100,000 and over	106,307	531	0.50%	86,295	470	0.54%	96,620	914	0.95%
Total interest-bearing deposits	564,537	1,270	0.22%	502,072	1,630	0.32%	495,545	2,662	0.54%
Other borrowed funds	5,645	116	2.05%	9,156	253	2.76%	10,265	280	2.73%
Total interest-bearing liabilities	570,182	$1,386	0.24%	511,228	$1,883	0.37%	505,810	$2,942	0.58%
Non-interest bearing demand deposits	283,956			217,529			182,244
Other liabilities	13,040			9,760			8,738
Shareholders’ equity	119,746			114,561			103,386
Total average liabilities and shareholders’ equity	$986,924			$853,078			$800,178
Interest income and rate earned on average earning assets		$37,991	4.24%		$34,178	4.46%		$36,092	5.04%
Interest expense and interest cost related to average interest-bearing liabilities		1,386	0.24%		1,883	0.37%		2,942	0.58%
Net interest income and net interest margin (4)		$36,605	4.09%		$32,295	4.21%		$33,150	4.63%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $2,977, $2,322, and $1,784 in 2013, 2012, and 2011, respectively.

(2)	Loan interest income includes loan fees of $320 in 2013, $646 in 2012, and $399 in 2011.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $2,606,000 or 10.90% in 2013 compared to 2012.  Interest and fee income decreased $2,185,000 or 8.37% in 2012 compared to 2011.  The increase in 2013 is attributable to a increase in average total loans outstanding offset by a 10 basis point decrease in the yield on loans.  Net interest income during 2013 was positively impacted by VCB acquisition in addition to the collection in full of a non-accrual loan of $4,731,000 which resulted in a recovery of foregone interest of $1,484,000. The decrease in 2012 is attributable to a decrease in average total loans outstanding and a 26 basis point decrease in yield on loans compared to 2011.  Average total loans for 2013 increased $49,443,000 to $454,483,000 compared to $405,040,000 for 2012 and $428,291,000 for 2011.  The yield on loans for 2013 was 5.96% compared to 6.06% and 6.32% for 2012 and 2011, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), increased $410,000 or 5.19% in 2013 compared to 2012. The yield on average investments decreased 24 basis points to 2.53% for the year ended December 31, 2013 from 2.77% for the year ended December 31, 2012. The increase of the investment portfolio balance at significantly reduced yields contributed to the decreases in net interest income and net interest margin. Average total investments increased $77,041,000 to $445,859,000 in 2013 compared to $368,818,000 in 2012.  In 2012, total investment income decreased $294,000 or 3.58% compared to 2011. The increase of the investment portfolio balance at significantly reduced yields contributed to the decreases in net interest income and net interest margin.
A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2013, we held $259,100,000 or 58.46% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 0.94%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The net of tax effect value of the change in market value of the available-for-sale investment portfolio was a loss of $2,286,000 and is reflected in the Company’s equity.  At December 31, 2013, the average life of the investment portfolio was 5.62 years and the market value reflected a pre-tax loss of $3,884,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2013 and 2011, OTTI was recorded in the amount of $17,000 and $31,000, respectively. No OTTI was recorded in 2012.  Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2013, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $40,981,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $32,152,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2013 increased $3,016,000 to $34,836,000 compared to $31,820,000 in 2012 and $34,299,000 in 2011.  The increase was the result of collection of $1,484,000 of foregone interest, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities.  The yield on interest earning assets decreased to 4.24% for the year ended December 31, 2013 from 4.46% for the year ended December 31, 2012.  Average interest earning assets increased to $895,330,000 for the year ended December 31, 2013 compared to $766,937,000 for the year ended December 31, 2012.  Average interest-earning deposits in other banks increased $9,836,000 comparing 2013 to 2012.  Average yield on these deposits was 0.35%.  Average investments increased $77,041,000 but the tax equivalent yield on average investment securities decreased 24 basis points.  Average total loans increased $49,443,000 and the yield on average loans decreased 10 basis points.
The decrease in total interest income in 2012 was due to the 58 basis point decrease in the tax equivalent yield on average interest earning asset and a change in the mix of interest earning assets. The yield on interest-earning assets decreased to 4.46% for the year ended December 31, 2012 from 5.04% for the year ended December 31, 2011.  Average interest-earning assets increased to 766,937,000 for the year ended December 31, 2012 compared to $715,862,000 for the year ended December 31, 2011.
Interest expense on deposits in 2013 decreased $360,000 or 22.09% to $1,270,000 compared to $1,630,000 in 2012 and $2,662,000 in 2011.  The decrease in interest expense in 2013 compared to 2012 was primarily due to the repricing of interest-bearing deposits which decreased 10 basis points to 0.22% in 2013 from 0.32% in 2012.  The decrease in interest expense in 2012 compared to 2011 was due to repricing of interest-bearing deposits, which decreased 22 basis points to 0.32% in 2012 from 0.54% in 2011.  Average interest-bearing deposits were $564,537,000 for 2013 compared to $502,072,000 and $495,545,000 for 2012 and 2011, respectively.  The increases in average interest-bearing deposits in 2013 was the result of the Visalia Community Bank acquisition and our own organic growth.
Average other borrowings decreased to $5,645,000 with an effective rate of 2.05% for 2013 compared to $9,156,000 with an effective rate of 2.76% for 2012.  In 2011, the average other borrowings were $10,265,000 with an effective rate of 2.73%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit and advances from the Federal Home Loan Bank (FHLB).  The FHLB advances are fixed rate short-term and long-term borrowings.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.  The effective rate of the FHLB advances was 3.64 for 2013, and 3.59% 2012, and 2011.
The cost of all of our interest-bearing liabilities decreased 13 basis points to 0.24% for 2013 compared to 0.37% for 2012 and 0.58% for 2011.  The cost of total deposits decreased to 0.15% for the year ended December 31, 2013 compared to 0.23% and 0.39% for the years ended December 31, 2012 and 2011, respectively.  Average demand deposits increased 30.54% to $283,956,000 in 2013 compared to $217,529,000 for 2012 and $182,244,000 for 2011. The ratio of non-interest demand deposits to total deposits increased to 33.47% for 2013 compared to 30.23% and 26.89% for 2012 and 2011, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2013 increased $3,514,000 or 11.74% to $33,451,000 compared to $29,937,000 for 2012 and $31,357,000 for 2011.  The increase in 2013 was due to the increase in average earning assets and 9 basis point decrease in the average interest rate on deposits, partially offset by the decrease in the average rate on earning assets. Our net interest margin (NIM) decreased 12 basis point. Yield on interest earning assets decreased 22 basis points while the effective rate on interest bearing liabilities only decreased 13 basis points.  The change in the mix of average interest earning assets also affected NIM.  Interest-earning deposits in other banks and investment securities, which tend to have lower effective yields, increased.  Net interest income before provision for credit losses decreased $1,420,000 in 2012 compared to 2011 mainly due to the 42 basis point decrease in our net interest margin (NIM). Average interest-earning assets were $895,330,000 for the year ended December 31, 2013 with a net interest margin (NIM) of 4.09% compared to $766,937,000 with a NIM of 4.21% in 2012, and $715,862,000 with a NIM of 4.63% in 2011.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	December 31, 2013	% of Total Loans	December 31, 2012	% of Total Loans
Commercial:
Commercial and industrial	$1,928	17.0%	$2,071	19.7%
Agricultural land and production	516	6.1%	605	6.7%
Real estate:
Owner occupied	1,697	30.6%	2,153	28.9%
Real estate construction and other land loans	1,289	8.3%	1,035	8.4%
Commercial real estate	1,406	16.8%	1,886	13.6%
Agricultural real estate	672	8.6%	646	7.2%
Other real estate	110	0.9%	157	2.0%
Total real estate	5,174	65.2%	5,877	60.1%
Consumer:
Equity loans and lines of credit	874	9.5%	1,158	10.9%
Consumer and installment	294	2.2%	383	2.6%
Unallocated reserves	422		39
Total allowance for credit losses	$9,208		$10,133

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
Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. See further discussion of the impact of the VCB acquisition on the allowance for credit losses in the Results of Operations Allowance for Credit Losses section below.
There were no additions made to the allowance for credit losses in 2013, compared to $700,000, and $1,050,000 for the same period in 2012, and 2011, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The increase in unallocated reserves in the current period is primarily due to an additional risk factor which management is further analyzing related to the recent increase in long-term interest rates and the effects that higher rates may have on certain borrowers’ debt service capabilities, particularly those with home equity loans. During the year ended December 31, 2013, the Company had net charge offs totaling $925,000 compared to $1,963,000 and $668,000 for the same periods in 2012 and 2011, respectively.  The net charge off ratio, which reflects net charge-offs to average loans, was 0.20%, 0.48% and 0.16% for 2013, 2012, and 2011, respectively. The charged off loans were previously identified and adequately reserved for as of December 31, 2012.
Nonperforming loans were $7,586,000 and $9,695,000 at December 31, 2013 and 2012, respectively.  Nonperforming loans as a percentage of total loans were 1.48% at December 31, 2013 compared to 2.45% at December 31, 2012.  There was other real estate owned in the amount of $190,000 at December 31, 2013 compared to none at December 31, 2012 and December 31, 2011.

We had loans past due, not including non accrual loans, totaling $637,000 at December 31, 2013 compared to $27,000 at December 31, 2012.  Losses in the loan portfolio and non-accruing balances remain elevated relative to historical periods and an increase in the level of charge-offs and the number and dollar volume of past due and nonperforming loans may result in further provisions to the allowance for credit losses.
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
As of December 31, 2013, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses of $0 in 2013, $700,000 in 2012, and $1,050,000 in 2011, was $33,451,000 for 2013 compared to $29,237,000 and $30,307,000 for 2012 and 2011, respectively.

Non-Interest Income
Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $7,832,000 in 2013 compared to $7,242,000 and $6,271,000 in 2012 and 2011, respectively. The $590,000 or 8.15% increase in non-interest income was due to increases in service charge income, interchange fees, Federal Home Loan Bank dividends, and loan placement fees, partially offset by a decrease in gains on sales and calls of investment securities. The $971,000 or 15.48% increase in non-interest income comparing 2012 to 2011 was due to increases in gains on sales and calls of investment securities, and an increase in loan placement fees, partially offset by a decrease in gains on disposal of other real estate owned and a decrease in service charge income.
Customer service charges increased $382,000 to $3,156,000 in 2013 compared to $2,774,000 in 2012 and $2,903,000 in 2011.  The increase in 2013 from 2012, and in 2012 from 2011 is mainly due to increases in overdraft and analyzed service charge fee income. The $382,000 increase in 2013 is due to the inclusion of VCB service charges of approximately $510,000 offset by a decrease in the legacy Company service charge income of 128,000.
During the year ended December 31, 2013, we realized net gain on sales and calls of investment securities of $1,265,000. In 2012, we realized a net gain of $1,639,000 compared to a net loss of $298,000 in 2011 from sales and calls of securities. The net gains in 2013 and 2012 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio. For the year ended December 31, 2011, we realized a $31,000 other-than-temporary impairment write down on certain investment securities.  See Footnote 4 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $495,000 in 2013 compared to $391,000 and $382,000 in 2012 and 2011, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.
Interchange fees totaled $962,000 in 2013 compared to $767,000 and $758,000 in 2012 and 2011, respectively. Part of the increase in 2013 is attributable to the VCB acquisition.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $46,000 in 2013 to $677,000 compared to $631,000 in 2012 and $274,000 in 2011.  Fees were higher in 2013 compared to 2012 and 2011. Refinancing and new mortgage activity increased in 2013 and 2012 due to the historically low mortgage rates, a decline in housing values and first time home buyer tax incentives.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2013, we held $4,499,000 in FHLB stock compared to $3,850,000 at December 31, 2012.  Dividends in 2013 increased to $177,000 compared to $36,000 in 2012 and $9,000 in 2011.
Other income increased to $1,100,000 in 2013 compared to $992,000 and $1,063,000 in 2012 and 2011, respectively. The period-to-period increase in 2013 compared to 2012 was primarily due to increases in electronic funds transfer fee income and non-customer check cashing fees.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments,acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-

interest expenses increased $4,412,000 or 16.18% to $31,686,000 in 2013 compared to $27,274,000 in 2012, compared to $28,240,000 in 2011, which was a decrease of $966,000 in 2012.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles and other real estate owned expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 78.50% for 2013 compared to 75.99% for 2012 and 75.68% for 2011. The deterioration in the efficiency ratio in 2013 is due to an increase in operating expenses partially offset by an increase in net interest income. The decline in the efficiency ratio in 2012 compared to 2011 is due to a decrease in net interest income that is greater than the decrease in operating expenses.
Salaries and employee benefits increased $1,830,000 or 11.73% to $17,427,000 in 2013 compared to $15,597,000 in 2012 and $15,762,000 in 2011.  Full time equivalents were 241 at December 31, 2013 compared to 208 at December 31, 2012.
At December 31, 2013, we had two share based compensation plans under which compensation expense is recognized based on the estimated fair value of the awards at the date of the grant.  The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 203,660 shares remain reserved for issuance for options already granted under incentive and nonstatutory agreements. This plan expired in November 2010 and no new options will be granted under this plan.  The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  Currently under the 2005 Plan, there are 176,770 shares reserved for issuance for options already granted to employees and directors.
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
For the years ended December 31, 2013, 2012, and 2011, the compensation cost recognized for share based compensation was $98,000, $108,000 and $196,000, respectively.
As of December 31, 2013, there was $268,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the two plans.  The cost is expected to be recognized over a weighted average period of 3.15 years.  See Notes 1 and 15 to the audited Consolidated Financial Statements for more detail.
No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2013 and 2011. In 2012, options to purchase 92,150 shares of common stock were granted from the 2005 Plan at exercise prices between $8.02 and $8.75. All options were granted with an exercise price equal to the market value on the grant date.
Occupancy and equipment expense increased $531,000 or 14.84% to $4,109,000 in 2013 compared to $3,578,000 in 2012 and $3,795,000 in 2011.  The increase in 2013 was primarily due to increases in rent and depreciation expense for the premises acquired from VCB. The Company made no changes in depreciation expense methodology.
Regulatory assessments decreased $44,000 or 6.75% to $696,000 in 2013 compared to $652,000 and $845,000 in 2012 and 2011, respectively.  The FDIC finalized a new assessment system which took effect the third quarter of 2011. The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity.
Acquisition and integration-related expenses increased $692,000 to $976,000 in 2013 compared to $284,000 in 2012, which were all related to the VCB acquisition. There were no acquisition and integration expenses in 2011.
Data processing expenses were $1,383,000 in 2013 compared to $1,125,000 in 2012 and $1,178,000 in 2011.  The $258,000 or 22.93% increase in 2013, is the result of increased processing charges related to increase of accounts and services provided to our customers and branches. The $53,000 decrease in 2012 compared to 2011 was a result of a reduction in terms of our core processing contract.
Legal fees decreased $69,000 or 37.30% to $116,000 for the year ended December 31, 2013 compared to $185,000 and $335,000 in 2012 and 2011, respectively.  The higher legal fees in 2012 and 2011 are primarily due to issues related to nonperforming assets and other loan related legal expenses.
Amortization of core deposit intangibles was $268,000 for 2013, $200,000 for 2012, and $414,000 for 2011. During 2013, amortization expense related to Service 1st Bank core deposit intangible (CDI) was $200,000, and amortization expense related to VCB CDI was $68,000. During 2012, CDI amortization expense related solely to Service 1st Bank CDI. Bank of Madera County CDI was fully amortized at the end of 2011. During 2011, CDI amortization expense included $200,000 for Service 1st Bank CDI and $214,000 for the Bank of Madera County CDI.
Consulting fees increased $299,000 to $461,000 for the year ended December 31, 2013 compared to $162,000 and $340,000 in 2012 and 2011, respectively.  Higher consulting fees in 2013 related to costs for recruiting qualified candidates for a Bank President position and for support and defense for the Company’s tax examination.
ATM/Debit card expenses increased $158,000 to $527,000 for the year ended December 31, 2013 compared to $369,000 in 2012 and 2011.  License and maintenance contracts increased $110,000 to $472,000 for the year ended December 31, 2013 compared to $362,000 and $324,000 in 2012 and 2011, respectively.  Other non-interest expenses increased $576,000 or 15.62% to $4,264,000 in 2013 compared to $3,688,000 in 2012 and $3,652,000 in 2011, primarily due to the VCB acquisition.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2013	% Average Assets	Other Expense 2012	% Average Assets	Other Expense 2011	% Average Assets
Internet banking expense	397	0.04%	270	0.03%	247	0.03%
Stationery/supplies	257	0.03%	221	0.03%	245	0.03%
Amortization of software	243	0.02%	196	0.02%	232	0.03%
Director fees and related expenses	233	0.02%	215	0.03%	219	0.03%
Telephone	219	0.02%	169	0.02%	236	0.03%
Postage	202	0.02%	183	0.02%	198	0.02%
Donations	160	0.02%	148	0.02%	154	0.02%
Education/training	135	0.01%	155	0.02%	160	0.02%
General insurance	126	0.01%	120	0.01%	125	0.01%
Appraisal fees	89	0.01%	77	0.01%	112	0.01%
Operating losses	67	0.01%	85	0.01%	125	0.01%
Other	2,136	0.22%	1,849	0.22%	1,599	0.19%
Total other non-interest expense	$4,264	0.43%	$3,688	0.43%	$3,652	0.43%

Provision for Income Taxes

Our effective income tax rate was 14.04% for 2013 compared to 18.31% for 2012 and 22.32% for 2011.  The Company reported an income tax provision of $1,347,000, $1,685,000, and $1,861,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  The decrease in the effective tax rate in 2013 compared to 2012 is due to an increase in interest income on non-taxable investment securities and the reversal of a reserve for prior years’ uncertain tax positions. The Company maintains a reserve for uncertain income taxes in accordance with ASC 710-10-25 (formerly FIN 48). During the third quarter of 2013, the California Franchise Tax Board concluded the tax examination of the Company’s 2008, 2009, and 2010 tax filings; and we accordingly reversed the unneeded reserve for those tax years. The Company has also benefited from tax credits and deductions related to the California enterprise zone program; however, those benefits will be reduced beginning January 1, 2014 due to the legislative changes affecting the program.. Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, the state tax deduction for loans in designated enterprise zones in California, and state hiring tax credits.

Preferred Stock Dividends and Accretion

On August 18, 2011, the Company entered into a Securities Purchase Agreement (SPA) with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock) originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction. In connection with the repurchase of the Series A Stock, the Company also repurchased the warrant (the Warrant) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction for total consideration of $185,000.
On December 31, 2013, the Company redeemed all 7,000 outstanding shares of its Series C Preferred from the Treasury, in exercise of its optional redemption rights pursuant to the terms of the Series C Preferred under the Company’s charter and the SPA. The Company paid the Treasury $7,087,500 in connection with the redemption, representing $1,000 per share of the Series C Preferred plus all accrued and unpaid dividends through the date of the redemption. The obligations of the Company under the SPA are terminated as a result of the redemption. No additional shares of Series C Preferred are outstanding.
We accrued preferred stock dividends to the Treasury and accretion of the issuance discount in the amount of $350,000 and $350,000 during the years ended December 31, 2013 and 2012, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2013 compared to December 31, 2012.

Total assets were $1,145,635,000 as of December 31, 2013, compared to $890,228,000 as of December 31, 2012, an increase of 28.69% or $255,407,000.  Total gross loans were $512,357,000 as of December 31, 2013, compared to $395,318,000 as of December 31, 2012, an increase of $117,039,000 or 29.61%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 24.71% or $104,882,000 to $529,398,000.  Total deposits increased 33.63% or $252,711,000 to $1,004,143,000 as of December 31, 2013, compared to $751,432,000 as of December 31, 2012.  Shareholders’ equity increased $2,378,000 or 2.02% to $120,043,000 as of December 31, 2013, compared to $117,665,000 as of December 31, 2012. The increase in shareholders' equity was driven by the issuance of stock as part of the Visalia Community Bank (VCB) acquisition and a net increase in retained earnings partially offset by decreases in other accumulated other comprehensive income (AOCI) and preferred stock. Accrued interest payable and other liabilities were $16,294,000 as of December 31, 2013, compared to $11,976,000 as of December 31, 2012, an increase of $4,318,000. The balance sheet increases during 2013 were primarily driven by the VCB acquisition which closed on July 1, 2013.

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
 See Note 3 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of December 31, 2013, investment securities with a fair value of $99,209,000, or 22.38% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2013 was 51.02% compared to 52.61% at December 31, 2012.  The loan to deposit ratio of our peers was 70.41% at September 30, 2013.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $300 million to $1.2 billion that are not subchapter S corporations. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 24.71% or $104,882,000 to $529,398,000 at December 31, 2013, from $424,516,000 at December 31, 2012.  The market value of the portfolio reflected an unrealized loss of $3,884,000 at December 31, 2013, compared to an unrealized gain of $12,891,000 at December 31, 2012.
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
As of December 31, 2013, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at December 31, 2013, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2013 greater than

10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies.
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
At December 31, 2013, the Company had a total of 21 PLRMBS with a remaining principal balance of $4,344,000 and a net unrealized gain of approximately $1,047,000.  Eight of these PLRMBS with a remaining principal balance of $3,400,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs. No credit related OTTI charges related to PLRMBS were recorded during the year ended December 31, 2013.
See Note 4 to the audited Consolidated Financial Statements for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $117,039,000 or 29.61% to $512,357,000 as of December 31, 2013, compared to $395,318,000 as of December 31, 2012.

The following table sets forth information concerning the composition of our loan portfolio as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

	2013		2012		2011		2010		2009
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$87,082	17.0%	$77,956	19.7%	$78,089	18.3%	$81,318	18.8%	$93,282	20.3%
Agricultural land and production	31,649	6.1%	26,599	6.7%	29,958	7.0%	20,604	4.8%	13,903	3.0%
Total commercial	118,731	23.1%	104,555	26.4%	108,047	25.3%	101,922	23.6%	107,185	23.3%
Real estate:
Owner occupied	156,781	30.6%	114,444	28.9%	113,183	26.4%	111,888	25.9%	106,606	23.2%
Real estate-construction and other land loans	42,329	8.3%	33,199	8.4%	33,047	7.7%	32,038	7.4%	51,633	11.2%
Commercial real estate	86,117	16.8%	53,797	13.6%	62,523	14.6%	63,627	14.7%	71,420	15.6%
Agricultural real estate	44,164	8.6%	28,400	7.2%	42,596	9.9%	44,397	10.3%	38,759	8.4%
Other real estate	4,548	0.9%	8,098	2.0%	7,892	1.8%	8,103	1.9%	4,610	1.0%
Total real estate	333,939	65.2%	237,938	60.1%	259,241	60.4%	260,053	60.2%	273,028	59.4%
Consumer:
Equity loans and lines of credit	48,594	9.5%	42,932	10.9%	51,106	12.0%	58,860	13.6%	65,353	14.2%
Consumer and installment	11,252	2.2%	10,346	2.6%	9,765	2.3%	11,261	2.6%	14,033	3.1%
Total consumer	59,846	11.7%	53,278	13.5%	60,871	14.3%	70,121	16.2%	79,386	17.3%
Deferred loan fees, net	(159)		(453)		(764)		(499)		(392)
Total gross loans	512,357	100.0%	395,318	100.0%	427,395	100.0%	431,597	100.0%	459,207	100.0%
Allowance for credit losses	(9,208)		(10,133)		(11,396)		(11,014)		(10,200)
Total loans	$503,149		$385,185		$415,999		$420,583		$449,007

At December 31, 2013, loans acquired in the VCB acquisition had a balance of $99,948,000, of which $12,686,000 were commercial loans, $71,833,000 were real estate loans, and $15,429,000 were consumer loans.
At December 31, 2013, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.8% of total loans of which 23.1% were commercial and 74.7% were real-estate-related.  This level of concentration is consistent with 97.4% at December 31, 2012.  Although we believe the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2013 and 2012.

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
At December 31, 2013, total nonperforming assets totaled $7,776,000, or 0.68% of total assets, compared to $9,695,000, or 1.09% of total assets at December 31, 2012.  Total nonperforming assets at December 31, 2013, included nonaccrual loans totaling $7,586,000, $190,000 in OREO, and no repossessed assets. Nonperforming assets at December 31, 2012 consisted of $9,695,000 in nonaccrual loans and no OREO or repossessed assets. At December 31, 2013, we had ten loans considered troubled debt restructurings (“TDRs”) totaling $4,595,000 which are included in nonaccrual loans compared to seven TDRs totaling $9,245,000 at December 31, 2012. We have no outstanding commitments to lend additional funds to any of these borrowers.
A summary of nonaccrual, restructured, and past due loans at December 31, 2013 and 2012 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2013 and 2012.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2013, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Nonaccrual Loans
Commercial and industrial	$335	$—	$267	$377	$2,868
Owner occupied	1,777	213	353	1,407	2,218
Real estate construction and other land loans	—	—	—	5,634	7,691
Commercial real estate	158	—	2,434	—	965
Equity loans and line of credit	721	237	705	488	301
Consumer and installment	—	—	74	—	348
Restructured loans (non-accruing)
Commercial and industrial	1,192	—	—	1,978	28
Owner occupied	384	1,362	1,019	2,370	2,282
Real estate construction and other land loans	1,450	6,288	6,823	2,193	2,214
Commercial real estate	—	—	1,110	1,828	—
Other real estate	—	—	—	2,286	—
Equity loans and line of credit	1,565	1,595	1,649	—	44
Consumer and Installment	4	—	—	—	—
Total nonaccrual	7,586	9,695	14,434	18,561	18,959
Accruing loans past due 90 days or more	—	—		—	—
Total nonperforming loans	$7,586	$9,695	$14,434	$18,561	$18,959

Nonperforming loans to total loans	1.48%	2.45%	3.38%	4.30%	4.13%
Ratio of nonperforming loans to allowance for credit losses	82.38%	95.68%	126.66%	168.52%	185.87%
Loans considered to be impaired	$13,357	$17,105	$23,644	$18,561	$18,959
Related allowance for credit losses on impaired loans	$1,007	$510	$4,368	$2,124	$752

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of December 31, 2013 and 2012, we had impaired loans totaling $13,357,000 and $17,105,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $661,000 for the year ended December 31, 2013 of which $279,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $693,000 and $954,000 for the years ended December 31, 2012 and 2011, respectively of which $669,000 and $769,000 was attributable to troubled debt restructurings, respectively.

The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2013.

(Dollars in thousands)	Balances December 31, 2012	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balances December 31, 2013
Non-accrual loans:
Commercial and industrial	$—	$389	$(54)	$—	$—	$—	$335
Real estate	213	1,847	(125)	—	—	—	1,935
Equity loans and lines of credit	237	1,013	(66)	(190)	—	(273)	721
Consumer	—	9	(2)	—	(7)	—	—
Restructured loans (non-accruing):
Commercial and industrial	—	2,100	(211)	—	—	(697)	1,192
Real estate	1,362	7	(65)	—	(920)	—	384
Real estate construction and land development	6,288	285	(5,123)	—	—	—	1,450
Equity loans and lines of credit	1,595	111	(141)	—	—	—	1,565
Consumer	—	5	(1)	—	—	—	4
Total non-accrual	$9,695	$5,766	$(5,788)	$(190)	$(927)	$(970)	$7,586

The following table provides a summary of the annual change in the OREO balance:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Balance, Beginning of year	$—	$—
Additions	453	2,337
Dispositions	(263)	(2,349)
Write-downs	—	—
Net gain on disposition	—	12
Balance, End of year	$190	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value, less selling costs. As of December 31,2013 the Company had $190,000 in OREO property which was subsequently sold for book value during January 2014. As of December 31, 2012, the Company had no OREO properties.

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
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During the first quarter of 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. The impact to the general reserve, as a result of moving from a 16 quarter rolling average to a 20 quarter rolling average, did not have a material impact on the level of allowance required, but it did ensure that the significant loss years for the Bank would continue to be factored into the general reserve analysis. Management determined that it was necessary to expand the average period to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Balance, beginning of year	$10,133	$11,396
Provision charged to operations	—	700
Losses charged to allowance	(1,446)	(2,850)
Recoveries	521	887
Balance, end of year	$9,208	$10,133
Allowance for credit losses to total loans	1.80%	2.56%

As of December 31, 2013, the balance in the allowance for credit losses was $9,208,000 compared to $10,133,000 as of December 31, 2012.  The decrease was due to net charge offs during the year ended December 31, 2013 being greater than the amount of the provision for credit losses.  Net charge offs totaled $925,000 while the provision for credit losses was $0.  Loans charged off in 2013 were fully reserved at December 31, 2012. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $192,667,000 as of December 31, 2013, compared to $162,851,000 as of December 31, 2012. At December 31, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $141,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of December 31, 2013, the allowance for credit losses was 1.80% of total gross loans compared to 2.56% as of December 31, 2012.  During the year ended December 31, 2013, there were no major changes in loan concentrations that significantly affected the allowance for credit losses. The decrease in the ALLL as a percentage of total loans is primarily due to the inclusion of $99,948,000 from VCB loans that were recorded at fair value in connection with the acquisition and therefore have no related allowance. Excluding these VCB loans from the calculation, the allowance for credit losses to total gross loans as of December 31, 2013 was 2.23%. The increase in loan totals was driven primarily by an increase in agricultural loans which have a favorable loss history and from the loans acquired as part of the VCB acquisition. Approximately $2,000,000 in VCB loan balances and an additional $4,850,000 in unfunded commitments were refinanced during the later half of 2013, which decreased the allowance allocation by approximately $300,000 as of December 31, 2013.
The 2013 decrease in the ALLL balance was due to improvement in our historical losses along with improvements in the risk and composition of the loan portfolio. Historic loss rates declined substantially, as high-loss quarters began dropping off from the five-year moving average. Qualitative factors also declined to reflect the trends in losses, improvements in the general economy, and the lower level of substandard loans.
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
Non-performing loans totaled $7,586,000 as of December 31, 2013, and $9,695,000 as of December 31, 2012.  The allowance for credit losses as a percentage of nonperforming loans was 121.38% and 104.52% as of December 31, 2013 and December 31, 2012, respectively.  Management believes the allowance at December 31, 2013 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2013 was $29,917,000 compared to $23,577,000 at December 31, 2012. The total goodwill at December 31, 2013 consisted of $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2013, so goodwill was not required to be retested.
     The intangible assets at December 31, 2013 represent the estimated fair value of the core deposit relationships acquired in the 2008 acquisition of Service 1st Bank of $1,400,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2013 was $1,680,000, net of $1,085,000 in accumulated amortization expense.  The carrying value at December 31, 2012 was $583,000, net of $817,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2013 and determined no impairment was necessary.  Amortization expense recognized was $268,000 for 2013, $200,000 for 2012 and $414,000 2011. $214,000 of the 2011 amortization was the remaining amortization for the Bank of Madera County core deposit intangible. The core deposit intangible from the 2005 acquisition of Bank of Madera County was fully amortized as of December 31, 2011.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2014	$337
2015	320
2016	137
2017	137
2018	137
Thereafter	612
Total	$1,680

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
Total deposits increased $252,711,000 or 33.63% to $1,004,143,000 as of December 31, 2013, compared to $751,432,000 as of December 31, 2012.  Interest-bearing deposits increased $136,488,000 or 26.70% to $647,751,000 as of December 31, 2013, compared to $511,263,000 as of December 31, 2012.  Non-interest bearing deposits increased $116,223,000 or 48.39% to $356,392,000 as of December 31, 2013, compared to $240,169,000 as of December 31, 2012.  These deposit increases are primarily related to the VCB acquisition which closed on July 1, 2013. Approximately $174 million in deposits were recorded as a part of the acquisition. Average non-interest bearing deposits to average total deposits was 33.47% for the year ended December 31, 2013 compared to 30.23% for the same period in 2012. Our total market share of deposits in Fresno, Madera, and San Joaquin counties was 3.50% in 2013 compared to 3.58% in 2012 based on FDIC deposit market share information published as of June 2013.

The composition of the deposits and average interest rates paid at December 31, 2013 and December 31, 2012 is summarized in the table below.

(Dollars in thousands)	December 31, 2013	% of Total Deposits	Effective Rate	December 31, 2012	% of Total Deposits	Effective Rate
NOW accounts	$182,364	18.2%	0.15%	$161,328	21.4%	0.19%
MMA accounts	234,515	23.3%	0.12%	173,486	23.1%	0.22%
Time deposits	168,954	16.8%	0.48%	136,876	18.2%	0.64%
Savings deposits	61,918	6.2%	0.08%	39,573	5.3%	0.09%
Total interest-bearing	647,751	64.5%	0.22%	511,263	68.0%	0.32%
Non-interest bearing	356,392	35.5%		240,169	32.0%
Total deposits	$1,004,143	100.0%		$751,432	100.0%

There were no short term borrowings as of December 31, 2013, compared to $4,000,000 as of December 31, 2012 which represented FHLB advances with a weighted average interest of 3.59% and weighted average maturity of 0.1 years.
There were no long-term FHLB borrowings outstanding at December 31, 2013 or December 31, 2012. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances.
The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2013, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2013, the rate was 1.84%.  Interest expense recognized by the Company for the years ended December 31, 2013, 2012, and 2011 was $98,000, $107,000 and $100,000, respectively.

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
Our shareholders’ equity was $120,043,000 as of December 31, 2013, compared to $117,665,000 as of December 31, 2012.  The increase in shareholders’ equity is the result of increase in retained earnings from net income of $8,250,000, issuance of common stock as a part of the VCB acquisition of $12,494,000, exercise of stock options, including the related tax benefit of $806,000, and the effect of share based compensation expense of $98,000 offset by a decrease in accumulated other comprehensive income (AOCI) of $9,872,000, redemption of preferred stocked of $7,000,000, preferred stock dividends of $350,000, and common stock cash dividends of $2,048,000.
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
In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange the 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock. In August 2011, the Company agreed to exchange the 258,862 shares of the Company’s non-voting common stock to 258,862 shares of the Company’s voting common stock. The issuance of voting common stock was conducted in a privately negotiated transaction exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended. No shares of Series B Preferred Stock or non-voting common stock remain outstanding. See Note 14 to the audited Consolidated Financial Statements in this report for a more detailed discussion.
On August 18, 2011, the Company entered into a Securities Purchase Agreement (SPA) with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the Preferred Shares) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock) originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction. In connection with the repurchase of the Series A Stock, the Company also repurchased the warrant (the Warrant) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction for total consideration of $185,000. See Note 14 to the audited Consolidated Financial Statements in this report for a more detailed discussion.
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
During 2013, the Bank declared and paid cash dividends to the Company in the amount of $18,000,000 in connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. The Company declared and paid a total of $2,048,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2013.
During 2012, the Bank declared and paid cash dividends to the Company of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company’s Board of Directors. On October 17, 2012, the Company declared a $0.05 per common share cash dividend to shareholders of record at the close of business on November 15, 2012 which was paid on November 30, 2012. No dividends on common shares were declared in 2011.
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
The following table presents the Company’s and the Bank’s Regulatory capital ratios as of December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$88,320	8.14%	$90,866	10.56%
Minimum regulatory requirement	$43,394	4.00%	$34,418	4.00%
Central Valley Community Bank	$87,674	8.09%	$87,911	10.22%
Minimum requirement for “Well-Capitalized” institution	$54,218	5.00%	$42,994	5.00%
Minimum regulatory requirement	$43,375	4.00%	$34,395	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$88,320	13.88%	$90,866	18.24%
Minimum regulatory requirement	$25,454	4.00%	$19,926	4.00%
Central Valley Community Bank	$87,674	13.79%	$87,911	17.67%
Minimum requirement for “Well-Capitalized” institution	$38,151	6.00%	$29,848	6.00%
Minimum regulatory requirement	$25,434	4.00%	$19,899	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$96,292	15.13%	$97,299	19.53%
Minimum regulatory requirement	$50,908	8.00%	$39,853	8.00%
Central Valley Community Bank	$95,639	15.04%	$94,336	18.96%
Minimum requirement for “Well-Capitalized” institution	$63,585	10.00%	$49,747	10.00%
Minimum regulatory requirement	$50,868	8.00%	$39,798	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  Disallowed deferred tax assets deducted from Tier 1 capital were $7,330,000 and $53,000 at December 31, 2013 and 2012, respectively.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2013, the Company had unpledged securities totaling $344,015,000 available as a secondary source of liquidity and total cash and cash equivalents of $112,052,000.  Cash and cash equivalents at December 31, 2013 increased 111.59% compared to December 31, 2012.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.  Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality.  Consequently, expanding our loan portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.
As a means of augmenting our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2013, our available borrowing capacity includes approximately $40,000,000 in Federal funds lines with our correspondent banks and $272,797,000 in unused FHLB advances.  At December 31, 2013, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.  The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2013 and 2012:

Credit Lines (In thousands)	December 31, 2013	December 31, 2012
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$272,797	$133,034
Balance outstanding	$—	$4,000
Collateral pledged	$119,539	$94,368
Fair value of collateral	$119,902	$94,809
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$51	$127
Balance outstanding	$—	$—
Collateral pledged	$48	$115
Fair value of collateral	$52	$129

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $192,667,000 as of December 31, 2013 compared to $162,851,000 as of December 31, 2012.  For a more detailed discussion of these financial instruments, see Note 13 to the audited Consolidated Financial Statements in this Annual Report.
In the ordinary course of business, the Company is party to various operating leases.  For a more detailed discussion of these financial instruments, see Note 13 to the audited Consolidated Financial Statements in this Annual Report.

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

Allowance for Credit Losses

Our most significant management accounting estimate is the appropriate level for the allowance for credit losses.  The allowance for credit losses is an estimate of probable credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date.  The adequacy of the allowance is monitored on an on-going basis and is based on our management’s evaluation of numerous factors.  These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. See Note 1 to the audited Consolidated Financial Statements in this Annual Report for more detail regarding our allowance for credit losses.
The calculation of the allowance for credit losses is by nature inexact, as the allowance represents our management’s best estimate of the probable losses inherent in our credit portfolios at the reporting date.  These credit losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

Impairment of Investment Securities

Investment securities are impaired when the amortized cost exceeds fair value.  Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary and we do not intend to sell the security or it is more likely than not that we will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that we will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

Share-Based Compensation

The Company recognizes compensation expense in an amount equal to the fair value of all share-based payments which consist of stock options granted to directors and employees.  The fair value of each option is estimated on the date of grant and amortized over the service period using a Black-Scholes-Merton based option valuation model that requires the use of assumptions to estimate the grant date fair value.  The estimates are based on assumptions on the expected option life, the level of estimated forfeitures, expected stock volatility and the risk-free interest rate.  The calculation of the fair value of share based payments is by nature inexact, and represents management’s best estimate of the grant date fair value of the share based payments.  See Note 15 to the audited Consolidated Financial Statements in this Annual Report.

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
At December 31, 2013, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Market Risk section for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2013, 78.41% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2013, 79.96% of our time deposits matures within one year or less.
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
The ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment.  When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by an increasing interest rate environment and positively impacted by a decreasing interest rate environment.  Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by an increasing interest rate environment and negatively impacted by a decreasing interest rate environment.  In recent years, we have shifted our mix of assets from consisting primarily of loans to a current mix that is approximately half loans and half securities, none of which are held for trading purposes. The value of these securities is subject to interest rate risk, which we must monitor and manage successfully in order to prevent declines in value of these assets if interest rates rise in the future. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.
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

Approximately 78.41% of our loan portfolio is tied to adjustable rate indices and 36.86% of our loan portfolio reprices within 90 days.  As of December 31, 2013, we had 988 commercial and real estate loans totaling $266,363,000 with floors ranging from 3.25% to 7.50% and ceilings ranging from 6.50% to 25.00%.
The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2014 under the interest rate shock scenarios stated.  The table was prepared as of December 31, 2013, using a prime interest rate of 3.25%.

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates	Projected Net Interest Income	$ Change from Rates at December 31, 2013	% Change from Rates at December 31, 2013
(Dollars in thousands)
Up 300 bps	$38,766	$4,032	11.61%
Up 200 bps	37,332	2,598	7.48%
Up 100 bps	35,863	1,129	3.25%
Unchanged	34,734	—	—
Down 25 bps	34,121	(613)	(1.76)%

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
Fresno, California

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California
March 19, 2014

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands, except share amounts)

	2013	2012
ASSETS
Cash and due from banks	$25,878	$22,405
Interest-earning deposits in other banks	85,956	30,123
Federal funds sold	218	428
Total cash and cash equivalents	112,052	52,956
Available-for-sale investment securities (Amortized cost of $447,108 at December 31, 2013 and $381,074 at December 31, 2012)	443,224	393,965
Loans, less allowance for credit losses of $9,208 at December 31, 2013 and $10,133 at December 31, 2012	503,149	385,185
Bank premises and equipment, net	10,541	6,252
Other real estate owned	190	—
Bank owned life insurance	19,443	12,163
Federal Home Loan Bank stock	4,499	3,850
Goodwill	29,917	23,577
Core deposit intangibles	1,680	583
Accrued interest receivable and other assets	20,940	11,697
Total assets	$1,145,635	$890,228
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$356,392	$240,169
Interest bearing	647,751	511,263
Total deposits	1,004,143	751,432
Short-term borrowings	—	4,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	16,294	11,976
Total liabilities	1,025,592	772,563
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, Series C, issued and outstanding: none at December 31, 2013 and 7,000 shares at December 31, 2012	—	7,000
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,914,680 at December 31, 2013 and 9,558,746 at December 31, 2012	53,981	40,583
Retained earnings	68,348	62,496
Accumulated other comprehensive (loss) income, net of tax	(2,286)	7,586
Total shareholders’ equity	120,043	117,665
Total liabilities and shareholders’ equity	$1,145,635	$890,228
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2013, 2012, and 2011

(In thousands, except per share amounts)	2013	2012	2011
Interest income:
Interest and fees on loans	$26,519	$23,913	$26,098
Interest on deposits in other banks	164	108	187
Interest on Federal funds sold	—	2	2
Interest and dividends on investment securities:
Taxable	2,375	3,289	4,548
Exempt from Federal income taxes	5,778	4,508	3,464
Total interest income	34,836	31,820	34,299
Interest expense:
Interest on deposits	1,270	1,630	2,662
Interest on junior subordinated deferrable interest debentures	98	107	100
Other	17	146	180
Total interest expense	1,385	1,883	2,942
Net interest income before provision for credit losses	33,451	29,937	31,357
Provision for credit losses	—	700	1,050
Net interest income after provision for credit losses	33,451	29,237	30,307
Non-interest income:
Service charges	3,156	2,774	2,903
Appreciation in cash surrender value of bank owned life insurance	495	391	382
Interchange fees	962	767	758
Loan placement fees	677	631	274
Gain on disposal of other real estate owned	—	12	615
Net realized gains on sales and calls of investment securities	1,265	1,639	298
Other-than-temporary impairment loss:
Total impairment loss	—	—	(31)
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	—	—	(31)
Federal Home Loan Bank dividends	177	36	9
Other income	1,100	992	1,063
Total non-interest income	7,832	7,242	6,271
Non-interest expenses:
Salaries and employee benefits	17,427	15,597	15,762
Occupancy and equipment	4,109	3,578	3,795
Regulatory assessments	696	652	845
Data processing expense	1,383	1,125	1,178
ATM/Debit card expenses	527	369	369
License & maintenance contracts	472	362	324
Consulting fees	461	162	340
Advertising	476	558	735
Audit and accounting fees	511	514	491
Legal fees	116	185	335
Acquisition and integration	976	284	—
Amortization of core deposit intangibles	268	200	414
Other expense	4,264	3,688	3,652
Total non-interest expenses	31,686	27,274	28,240
Income before provision for income taxes	9,597	9,205	8,338
Provision for income taxes	1,347	1,685	1,861
Net income	$8,250	$7,520	$6,477

Net income	$8,250	$7,520	$6,477
Preferred stock dividends and accretion	350	350	486
Net income available to common shareholders	$7,900	$7,170	$5,991
Basic earnings per common share	$0.77	$0.75	$0.63
Diluted earnings per common share	$0.77	$0.75	$0.63
Cash dividends per common share	$0.20	$0.05	$—
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Net income	$8,250	$7,520	6,477
Other Comprehensive (Loss) Income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains	(15,510)	7,522	5,632
Less: reclassification for net gains included in net income	1,265	1,639	267
Other comprehensive (loss) income, before tax	(16,775)	5,883	5,365
Tax benefit (expense) related to items of other comprehensive income	6,903	(2,421)	(2,208)
Total other comprehensive (loss) income	(9,872)	3,462	3,157
Comprehensive (loss) income	$(1,622)	$10,982	$9,634

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012, and 2011
(In thousands, except share amounts)

	Preferred Stock				Common Stock			Accumulated Other Compre-hensive Income (Loss) (Net of Taxes)	Total Share-holders’ Equity
	Series A		Series C				Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2011	7,000	$6,864	—	$—	9,368,016	$39,745	$49,815	$967	$97,391
Net income	—	—	—	—	—	—	6,477	—	6,477
Net change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	—	—	3,157	3,157
Issuance of preferred stock Series C	—	—	7,000	7,000	—	—	—	—	7,000
Redemption of preferred stock Series A	(7,000)	(7,000)	—	—	—	—	—	—	(7,000)
Repurchase and retirement of common stock warrants	—	—	—	—	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	—	—	—	196	—	—	196
Stock options exercised and related tax benefit	—	—	—	—	179,800	796	—	—	796
Preferred stock dividends and accretion	—	136	—	—	—	—	(486)	—	(350)
Balance, December 31, 2011	—	—	7,000	7,000	9,547,816	40,552	55,806	4,124	107,482
Net income	—	—	—	—	—	—	7,520	—	7,520
Net change in unrealized gain on available-for-sale investment securities	—	—	—	—	—	—	—	3,462	3,462
Stock-based compensation expense	—	—	—	—	—	108	—	—	108
Cash dividend payment ($0.05 per common share)	—	—	—	—	—	—	(480)	—	(480)
Repurchase and retirement of common stock	—	—	—	—	(58,100)	(488)	—	—	(488)
Stock options exercised and related tax benefit	—	—	—	—	69,030	411	—	—	411
Preferred stock dividends	—	—	—	—	—	—	(350)	—	(350)
Balance, December 31, 2012	—	—	7,000	7,000	9,558,746	40,583	62,496	7,586	117,665
Net income	—	—	—	—	—	—	8,250	—	8,250
Net change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	(9,872)	(9,872)
Stock issued for acquisition					1,262,605	12,494			12,494
Redemption of preferred stock Series C	—	—	(7,000)	(7,000)	—	—	—	—	(7,000)
Stock-based compensation expense	—	—	—	—	—	98	—	—	98
Cash dividend payment ($0.20 per common share)	—	—	—	—	—	—	(2,048)	—	(2,048)
Stock options exercised and related tax benefit	—	—	—	—	93,329	806	—	—	806
Preferred stock dividends	—	—	—	—	—	—	(350)	—	(350)
Balance, December 31, 2013	—	$—	—	$—	10,914,680	$53,981	$68,348	$(2,286)	$120,043

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2013, 2012, and 2011 (In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$8,250	$7,520	$6,477
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(294)	(311)	266
Depreciation	1,133	972	1,212
Accretion	(852)	(713)	(715)
Amortization	9,179	7,549	3,590
Stock-based compensation	98	108	196
Excess tax benefit from exercise of stock options	(17)	(26)	(116)
Provision for credit losses	—	700	1,050
Net other than temporary impairment losses on investment securities	—	—	31
Net realized gains on sales and calls of available-for-sale investment securities	(1,265)	(1,639)	(298)
Net (gain) loss on sale and disposal of equipment	(1)	(4)	5
Net gain on sale of other real estate owned	—	(12)	(615)
Increase in bank owned life insurance, net of expenses	(495)	(391)	(204)
Net gain on bank owned life insurance	—	—	(85)
Net decrease (increase) in accrued interest receivable and other assets	410	(19)	(700)
Net decrease in prepaid FDIC Assessments	1,542	513	705
Net (decrease) increase in accrued interest payable and other liabilities	(1,805)	(7,425)	8,515
(Benefit) provision for deferred income taxes	(296)	440	1,270
Net cash provided by operating activities	15,587	7,262	20,584
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisition	40,935	—	—
Purchases of available-for-sale investment securities	(222,668)	(194,583)	(214,569)
Proceeds from sales or calls of available-for-sale investment securities	88,146	39,119	44,700
Proceeds from maturity and principal repayment of available-for-sale investment securities	76,512	90,798	35,951
Net (increase) decrease in loans	(4,393)	28,089	2,815
Proceeds from sale of other real estate owned	263	2,349	2,472
Purchases of premises and equipment	(1,159)	(1,353)	(1,246)
Purchases of bank owned life insurance	—	(116)
FHLB stock redeemed (purchased)	48	(957)	157
Proceeds from bank owned life insurance	—	—	146
Proceeds from sale of premises and equipment	1	5	—
Net cash used in investing activities	(22,315)	(36,649)	(129,574)
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	75,663	53,265	87,928
Net increase (decrease) in time deposits	2,841	(14,819)	(25,437)
Repayments of short-term borrowings to Federal Home Loan Bank	(4,000)	—	(10,000)
Redemption of preferred stock Series C	(7,000)	—	—
Purchase and retirement of common stock	—	(488)	—
Proceeds from exercise of stock options	789	385	680
Repurchase of common stock warrant	—	—	(185)
Excess tax benefit from exercise of stock options	17	26	116
Cash dividend payments on common stock	(2,048)	(480)	—
Cash dividend payments on preferred stock	(438)	(350)	(307)
Net cash provided by financing activities	65,824	37,539	52,795
Increase (decrease) in cash and cash equivalents	59,096	8,152	(56,195)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,956	44,804	100,999
CASH AND CASH EQUIVALENTS AT END OF YEAR	$112,052	$52,956	$44,804

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2013, 2012, and 2011 (In thousands)

	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,430	$1,939	$3,186
Income taxes	$1,790	$1,193	$826
Non-cash investing and financing activities:
Redemption of preferred stock Series A and issuance of preferred stock Series C	$—	$—	$7,000
Transfer of loans to other real estate owned	$190	$2,337	$244
Assumption of other real estate owned liabilities	$—	$—	$288
Transfer of loans to other assets	$—	$—	$209
Common stock issued in Visalia Community Bank acquisition	$12,494	$—	$—
Accrued preferred stock dividends	$—	$88	$88

The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
The Bank operates 21 full service offices in Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia, California.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.
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

Use of Estimates - The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  On an ongoing basis, management evaluates the estimates used.  Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances.
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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value. For the years ended December 31, 2013 and December 31, 2012, there were no transfers between categories. At December 31, 2013 and 2012, the Company had no held-to-maturity securities.
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
An investment security is impaired when its carrying value is greater than its fair value.  Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Company will not be required to sell the security before recovery, for debt securities, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income.  If management intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

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

Allowance for Credit Losses - The allowance for credit losses (the "allowance") is an estimate of probable credit losses in the Company’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
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
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management,  including but not limited to, consideration of a simple average of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
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
The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectibility of the portfolio. The most recent review of risk rating was completed in December 2013. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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
Agricultural real estate — Agricultural loans secured by real estate generally possess a higher inherent risk of loss caused by changes in concentration of permanent plantings, government subsidies, and the value of the U.S. dollar affecting the export of commodities.
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
Although management believes the allowance to be adequate, ultimate losses may vary from its estimates.  At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors.  If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted.  In addition, the Company’s primary regulators, the FDIC and California Department of Business Oversight, as an integral part of their examination process, review the adequacy of the allowance. Also, subject to examination by independent specialists.  These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

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

Goodwill - Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2013 and 2012 represents the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2013, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Intangible Assets - The intangible assets at December 31, 2013 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008, and the 2013 acquisition of Visalia Community Bank.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven - ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2013 and determined no impairment was necessary.

Loan Commitments and Related Financial Instruments - Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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
The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2013, 2012, and 2011 were $17,000, $26,000, and $116,000, respectively.

Dividend Restriction: - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 3. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
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

2. ACQUISITION OF VISALIA COMMUNITY BANK

Effective July 1, 2013, the Company acquired Visalia Community Bank, headquartered in Visalia, California, wherein Visalia Community Bank,with three branches in Visalia and one branch in Exeter, merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. The acquired assets and liabilities were recorded at fair value at the date of acquisition.
Under the terms of the merger agreement, the Company issued an aggregate of approximately 1.263 million shares of its common stock and cash totaling approximately $11.05 million to the former shareholders of Visalia Community Bank. Each Visalia Community Bank common shareholder of record at the effective time of the merger became entitled to receive 2.971 shares of common stock of the Company for each of their shares of Visalia Community Bank common stock.
In accordance with GAAP guidance for business combinations, the Company recorded $6.34 million of goodwill and $1.37 million of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes purchase accounting adjustments, including goodwill are all non-taxable and/or non-deductible.
The acquisition was consistent with the Company’s strategy to build a regional presence in Central California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region. Goodwill arising from the acquisition consisted largely of synergies and the cost savings resulting from the combined operations.
The following table summarizes the consideration paid for Visalia Community Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Merger consideration:
Cash	$11,050
Common stock issued	12,727
Fair Value of Total Consideration Transferred	$23,777

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$51,985
Loans, net	113,467
Investments	14,818
Core deposit intangible	1,365
Premises and equipment	4,263
Federal Home Loan Bank stock	698
Other real estate owned	263
Deferred taxes and taxes receivable	3,179
Bank owned life insurance	6,786
Other assets	797
Total assets acquired	197,621
Deposits	174,206
Other liabilities	5,978
Total liabilities assumed	180,184
Total identifiable net assets	17,437
Goodwill	$6,340

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Loans acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $110,891,000 and $113,743,000, respectively, on the date of acquisition. See Note 5 for discussion of purchased credit impaired loans.

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2012 after giving effect to certain adjustments. The pro forma results of operations for the years ended December 31, 2013 and 2012 include the historical accounts of the Company and Visalia Community Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2012. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012
Net interest income	$36,773	36,964
Provision for credit losses	298	1,534
Non-interest income	8,576	9,394
Non-interest expense	36,917	35,531
Income before provision for income taxes	8,134	9,293
Provision for income taxes	783	1,625
Net income	$7,351	$7,668
Preferred stock dividends and accretion	350	350
Net income available to common shareholders	$7,001	$7,318
Basic earnings per common share	$0.68	$0.67
Diluted earnings per common share	$0.68	$0.68

3.	FAIR VALUE MEASUREMENTS

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,878	$25,878	$—	$—	$25,878
Interest-earning deposits in other banks	85,956	85,956	—	—	85,956
Federal funds sold	218	218	—	—	218
Available-for-sale investment securities	443,224	7,514	435,710	—	443,224
Loans, net	503,149	—	—	507,361	507,361
Federal Home Loan Bank stock	4,499	N/A	N/A	N/A	N/A
Accrued interest receivable	5,026	21	2,976	2,029	5,026
Financial liabilities:
Deposits	1,004,143	834,864	169,065	—	1,003,929
Short-term borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	5,155	—	—	2,750	2,750
Accrued interest payable	129	—	105	24	129

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,405	$22,405	$—	$—	$22,405
Interest-earning deposits in other banks	30,123	30,123	—	—	30,123
Federal funds sold	428	428	—	—	428
Available-for-sale investment securities	393,965	7,948	386,017	—	393,965
Loans, net	385,185	—	—	388,834	388,834
Federal Home Loan Bank stock	3,850	N/A	N/A	N/A	N/A
Accrued interest receivable	4,267	22	2,395	1,850	4,267
Financial liabilities:
Deposits	751,432	614,556	137,401	—	751,957
Short-term borrowings	4,000	—	4,016	—	4,016
Junior subordinated deferrable interest debentures	5,155	—	—	2,990	2,990
Accrued interest payable	174	—	149	25	174

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

e) Other real state owned — OREO is measured at fair value less estimated costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. The Company records OREO as non-recurring with level 3 measurement inputs.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$18,203	$—	$18,203	$—
Obligations of states and political subdivisions	158,407	—	158,407	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	253,709	—	253,709	—
Private label residential mortgage backed securities	5,391	—	5,391	—
Other equity securities	7,514	7,514	—	—
Total assets measured at fair value on a recurring basis	$443,224	$7,514	$435,710	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2013, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2013. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2013.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Consumer:
Equity loans and lines of credit	$133	$—	$—	$133
Total consumer	133	—	—	133
Total impaired loans	$133	$—	$—	$133
Total assets measured at fair value on a non-recurring basis	$133	$—	$—	$133

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2013.
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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $194,000 with a valuation allowance of $61,000 at December 31, 2013, resulting in an additional allowance for loan losses of $61,000 for the year ended December 31, 2013, down to their fair value of $133,000.

The following two tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2012:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2012 (in thousands):

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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral collateral dependent loans had a principal balance of $5,386,000 with a valuation allowance of $96,000 at December 31, 2012, resulting in an additional allocation in the allowance for loan losses of $19,000 for the year ended December 31, 2012 down to their fair value of $5,290,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2012.

4.	INVESTMENT SECURITIES

The fair value of the available-for-sale investment portfolio reflected an unrealized loss of $3,884,000 at December 31, 2013 compared to an unrealized gain of $12,891,000 at December 31, 2012. The unrealized loss or gain recorded is net of $1,598,000 in tax benefits and $5,305,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2013 and 2012, respectively. The Company did not have any held-to-maturity securities during the years ended December 31, 2013 or 2012.
The following two tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$18,172	$115	$(84)	$18,203
Obligations of states and political subdivisions	162,018	2,906	(6,517)	158,407
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	254,978	1,075	(2,344)	253,709
Private label residential mortgage backed securities	4,344	1,047	—	5,391
Other equity securities	7,596	2	(84)	7,514
	$447,108	$5,145	$(9,029)	$443,224

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$9,443	$34	$(23)	$9,454
Obligations of states and political subdivisions	151,312	10,751	(385)	161,678
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	206,465	3,152	(1,107)	208,510
Private label residential mortgage backed securities	6,258	323	(206)	6,375
Other equity securities	7,596	352	—	7,948
`	$381,074	$14,612	$(1,721)	$393,965

Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2013, 2012, and 2011 are shown below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Available-for-Sale Securities
Proceeds from sales or calls	$88,146	$39,119	$44,700
Gross realized gains from sales or calls	$2,728	$2,121	$1,119
Gross realized losses from sales or calls	$(1,463)	$(482)	$(821)

The provision for income taxes includes $521,000, $674,000, and $110,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2013, 2012, and 2011, respectively.
Investment securities with unrealized losses at December 31, 2013 and 2012 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$4,132	$(75)	$968	$(9)	$5,100	$(84)
Obligations of states and political subdivisions	89,556	(5,007)	15,015	(1,510)	104,571	(6,517)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	148,853	(2,070)	19,199	(274)	168,052	(2,344)
Other equity securities	7,416	(84)	—	—	7,416	(84)
	$249,957	$(7,236)	$35,182	$(1,793)	$285,139	$(9,029)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$3,590	$(23)	$—	$—	$3,590	$(23)
Obligations of states and political subdivisions	$30,572	$(385)	$—	$—	$30,572	$(385)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,764	(809)	18,024	(298)	94,788	(1,107)
Private label residential mortgage backed securities	—	—	2,886	(206)	2,886	(206)
	$110,926	$(1,217)	$20,910	$(504)	$131,836	$(1,721)

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
As of December 31, 2013, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at December 31, 2013, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2013 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been down graded by credit rating agencies.
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

U.S. Government Agencies - At December 31, 2013, the Company held seven U.S. Government agency securities of which two were in a loss position for less than 12 months and one was in a loss position and has been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. Government Agencies were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Obligations of States and Political Subdivisions - At December 31, 2013, the Company held 162 obligations of states and political subdivision securities of which 66 were in a loss position for less than 12 months and 14 were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2013, the Company held 209 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 65 were in a loss position for less than 12 months and 16 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Private Label Residential Mortgage Backed Securities - At December 31, 2013, the Company had a total of 21 PLRMBS with a remaining principal balance of $4,344,000 and a net unrealized gain of approximately $1,047,000.  None of these securities had an unrealized loss at December 31, 2013.  Eight of these PLRMBS with a remaining principal balance of $3,400,000 had credit ratings below investment grade, and the Company recorded an OTTI charge of $17,000 related to two of these securities. As of December 31, 2013, these two PLRMBS had an unrealized gain of $81,000. The Company continues to perform extensive analyses on all PLRMBS securities.

The following table provides a roll forward for the years ended December 31, 2013 and 2012 of investment securities credit losses recorded in earnings (in thousands). The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	Years ended December 31,
	2013	2012
Beginning balance	$783	783
Amounts related to credit loss for which an OTTI charge was not previously recognized	17	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized losses for securities sold	—	—
Ending balance	$800	$783

The amortized cost and estimated fair value of investment securities at December 31, 2013 and 2012 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2013	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	1,769	1,939
After five years through ten years	22,099	22,687
After ten years	138,150	133,781
	162,018	158,407
Investment securities not due at a single maturity date:
U.S. Government agencies	18,172	18,203
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	254,978	253,709
Private label residential mortgage backed securities	4,344	5,391
Other equity securities	7,596	7,514
	$447,108	$443,224

December 31, 2012	Amortized Cost	Estimated Fair Value
Within one year	$150	$151
After one year through five years	10,355	11,250
After five years through ten years	20,256	22,176
After ten years	120,551	128,101
	151,312	161,678
Investment securities not due at a single maturity date:
U.S. Government agencies	9,443	9,454
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	206,465	208,510
Private label residential mortgage backed securities	6,258	6,375
Other equity securities	7,596	7,948
Total	$381,074	$393,965

     Investment securities with amortized costs totaling $98,701,000 and $81,245,000 and fair values totaling $99,209,000 and $89,343,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2013 and 2012, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2013	% of Total loans	December 31, 2012	% of Total loans
Commercial:
Commercial and industrial	$87,082	17.0%	$77,956	19.7%
Agricultural land and production	31,649	6.1%	26,599	6.7%
Total commercial	118,731	23.1%	104,555	26.4%
Real estate:
Owner occupied	156,781	30.6%	114,444	28.9%
Real estate construction and other land loans	42,329	8.3%	33,199	8.4%
Commercial real estate	86,117	16.8%	53,797	13.6%
Agricultural real estate	44,164	8.6%	28,400	7.2%
Other real estate	4,548	0.9%	8,098	2.0%
Total real estate	333,939	65.2%	237,938	60.1%
Consumer:
Equity loans and lines of credit	48,594	9.5%	42,932	10.9%
Consumer and installment	11,252	2.2%	10,346	2.6%
Total consumer	59,846	11.7%	53,278	13.5%
Deferred loan fees, net	(159)		(453)
Total gross loans	512,357	100.0%	395,318	100.0%
Allowance for credit losses	(9,208)		(10,133)
Total loans	$503,149		$385,185

The table above includes loans acquired at fair value on July 1, 2013 with outstanding balances of $99,948,000 as of December 31, 2013

At December 31, 2013 and 2012, loans originated under Small Business Administration (SBA) programs totaling $7,345,000 and $5,586,000, respectively, were included in the real estate and commercial categories. Approximately $119,539,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $272,797,000 as of December 31, 2013. The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $1,373,000, $754,000, and $229,000 have been deferred as loan origination costs for the years ended December 31, 2013, 2012, and 2011, respectively.

Purchased Credit Impaired Loans

The Company has loans that were acquired in an acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.
These purchased credit impaired (PCI) loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. The Company estimates the amount and timing of expected cash flows for each PCI loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of each PCI loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

The carrying amount of PCI loans is included in the balance sheet amounts of loans receivable at December 31, 2013. The amounts of PCI loans at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Real estate	$2,465	$—
Outstanding balance	$2,465	$—
Carrying amount, net of allowance of $0	$2,465	$—

Accretable yield, or income expected to be collected on PCI loans for the year ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Balance at beginning of year	$—	$—	$—
New loans acquired	105	—	—
Accretion of income	(124)	—	—
Reclassification from (to) non-accretable difference	113	—	—
Disposals	—	—	—
Balance at end of year	$94	$—	$—

During the year ended December 31, 2013, the Company did not increase or decrease the allowance for loan losses with respect to PCI loans.
Loans acquired during each period or year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	December 31,
	2013	2012
Contractually required payments receivable on PCI loans at acquisition:
Real estate	$6,912	$—
Total	$6,912	$—
Cash flows expected to be collected at acquisition	$2,681	$—
Fair value of acquired loans at acquisition	$2,576	$—

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows (in thousands):

	December 31,
	2013	2012
Loans acquired during the year	$1,324	$—
Loans at the end of the year	$1,324	$—

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$10,133	$11,396	$11,014
Provision charged to operations	—	700	1,050
Losses charged to allowance	(1,446)	(2,850)	(1,532)
Recoveries	521	887	864
Balance, end of year	$9,208	$10,133	$11,396

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2013 and 2012 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2013	$2,676	$5,877	$1,541	$39	$10,133
Provision charged to operations	166	(434)	(115)	383	—
Losses charged to allowance	(713)	(285)	(448)	—	(1,446)
Recoveries	315	16	190	—	521
Ending balance, December 31, 2013	$2,444	$5,174	$1,168	$422	$9,208

Allowance for credit losses:
Beginning balance, January 1, 2012	$2,266	$7,155	$1,836	$139	$11,396
Provision charged to operations	18	643	139	(100)	700
Losses charged to allowance	(123)	(1,966)	(761)	—	(2,850)
Recoveries	515	45	327	—	887
Ending balance, December 31, 2012	$2,676	$5,877	$1,541	$39	$10,133

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2013 and December 31, 2012 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2013	$2,444	$5,174	$1,168	$422	$9,208
Ending balance: individually evaluated for impairment	$469	$465	$73	$—	$1,007
Ending balance: collectively evaluated for impairment	$1,975	$4,709	$1,095	$422	$8,201

Ending balance, December 31, 2012	$2,676	$5,877	$1,541	$39	$10,133
Ending balance: individually evaluated for impairment	$40	$465	$5	$—	$510
Ending balance: collectively evaluated for impairment	$2,636	$5,412	$1,536	$39	$9,623

The table above excludes the recorded investment in loans acquired with deteriorated quality of $2,465,000 with no allowance at December 31, 2013.
The following table shows the ending balances of loans as of December 31, 2013 and December 31, 2012 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2013	$118,731	$333,939	$59,846	$512,516
Ending balance: individually evaluated for impairment	$1,527	$9,540	$2,290	$13,357
Ending balance: collectively evaluated for impairment	$117,204	$324,399	$57,556	$499,159

Loans:
Ending balance, December 31, 2012	$104,555	$237,938	$53,278	$395,771
Ending balance: individually evaluated for impairment	$2,405	$12,868	$1,832	$17,105
Ending balance: collectively evaluated for impairment	$102,150	$225,070	$51,446	$378,666

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$81,732	$2,244	$3,106	$—	$87,082
Agricultural land and production	31,649	—	—	—	31,649
Real Estate:
Owner occupied	144,082	5,229	7,470	—	156,781
Real estate construction and other land loans	31,776	3,959	6,594	—	42,329
Commercial real estate	77,589	3,718	4,810	—	86,117
Agricultural real estate	42,151	2,013	—	—	44,164
Other real estate	4,548	—	—	—	4,548
Consumer:
Equity loans and lines of credit	41,999	2,400	4,195	—	48,594
Consumer and installment	10,946	46	260	—	11,252
Total	$466,472	$19,609	$26,435	$—	$512,516

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$71,125	$824	$6,007	$—	$77,956
Agricultural land and production	26,599	—	—	—	26,599
Real Estate:
Owner occupied	107,281	1,831	5,332	—	114,444
Real estate construction and other land loans	18,517	3,377	11,305	—	33,199
Commercial real estate	44,880	3,952	4,965	—	53,797
Agricultural real estate	26,883	1,517	—	—	28,400
Other real estate	8,098	—	—	—	8,098
Consumer:
Equity loans and lines of credit	40,527	258	2,147	—	42,932
Consumer and installment	10,259	77	10	—	10,346
Total	$354,169	$11,836	$29,766	$—	$395,771

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$274	$236	$—	$510	$86,572	$87,082	$—	$1,527
Agricultural land and production	—	—	—	—	31,649	31,649	—	—
Real estate:	—				—	—
Owner occupied	1,272	134	418	1,824	154,957	156,781	—	2,161
Real estate construction and other land loans	—	—	—	—	42,329	42,329	—	1,450
Commercial real estate	—	—	—	—	86,117	86,117	—	158
Agricultural real estate	—	—	—	—	44,164	44,164	—	—
Other real estate	—	—	—	—	4,548	4,548	—	—
Consumer:					—	—
Equity loans and lines of credit	10	147	252	409	48,185	48,594	—	2,286
Consumer and installment	86	—	—	86	11,166	11,252	—	4
Total	$1,642	$517	$670	$2,829	$509,687	$512,516	$—	$7,586

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2012 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$77,956	$77,956	$—	$—
Agricultural land and production	—	—	—	—	26,599	26,599	—	—
Real estate:	—					—
Owner occupied	—	213	—	213	114,231	114,444	—	1,575
Real estate construction and other land loans	—	—	—	—	33,199	33,199	—	6,288
Commercial real estate	—	—	—	—	53,797	53,797	—	—
Agricultural real estate	—	—	—	—	28,400	28,400	—	—
Other real estate	—	—	—	—	8,098	8,098	—	—
Consumer:						—
Equity loans and lines of credit	—	—	—	—	42,932	42,932	—	1,832
Consumer and installment	27	—	—	27	10,319	10,346	—	—
Total	$27	$213	$—	$240	$395,531	$395,771	$—	$9,695

The following table shows information related to impaired loans by class at December 31, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$350	$385	$—
Agricultural land and production	—	—	—
Total commercial	350	385	—
Real estate:
Owner occupied	3,160	4,159	—
Real estate construction and other land loans	1,449	2,136	—
Commercial real estate	502	891	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	5,111	7,186	—
Consumer:
Equity loans and lines of credit	2,029	2,826	—
Consumer and installment	4	5	—
Total consumer	2,033	2,831	—
Total with no related allowance recorded	7,494	10,402	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,177	1,222	469
Agricultural land and production	—	—	—
Total commercial	1,177	1,222	469
Real estate:
Owner occupied	385	425	3
Real estate construction and other land loans	4,044	4,044	462
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	4,429	4,469	465
Consumer:
Equity loans and lines of credit	257	264	73
Consumer and installment	—	—	—
Total consumer	257	264	73
Total with an allowance recorded	5,863	5,955	1,007
Total	$13,357	$16,357	$1,007

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2012 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—
Agricultural land and production	—	—	—
Total commercial	—	—	—
Real estate:
Owner occupied	—	—	—
Real estate construction and other land loans	1,352	1,888	—
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	1,352	1,888	—
Consumer:
Equity loans and lines of credit	1,523	1,834	—
Consumer and installment	—	—	—
Total consumer	1,523	1,834	—
Total with no related allowance recorded	2,875	3,722	—

With an allowance recorded:
Commercial:
Commercial and industrial	2,405	2,405	40
Agricultural land and production	—	—	—
Total commercial	2,405	2,405	40
Real estate:
Owner occupied	1,575	1,733	165
Real estate construction and other land loans	9,941	10,875	300
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	11,516	12,608	465
Consumer:
Equity loans and lines of credit	309	323	5
Consumer and installment	—	—	—
Total consumer	309	323	5
Total with an allowance recorded	14,230	15,336	510
Total	$17,105	$19,058	$510

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$329	$—	$952	$—	$544	$—
Agricultural land and production	—	—	—	—	—	—
Total commercial	329	—	952	—	544	—
Real estate:
Owner occupied	2,321	—	1,053	—	1,100	—
Real estate construction and other land loans	2,342	—	4,933	—	1,690	—
Commercial real estate	279	—	301	—	1,591	—
Agricultural real estate	—	—	—	—	—	—
Other real estate	—	—	—	—	—	—
Total real estate	4,942	—	6,287	—	4,381	—
Consumer:
Equity loans and lines of credit	1,998	—	1,561	—	357	—
Consumer and installment	9	—	6	—	—	—
Total consumer	2,007	—	1,567	—	357	—
Total with no related allowance recorded	7,278	—	8,806	—	5,282	—
	—
With an allowance recorded:	—
Commercial:	1,624,000	178,000	721,000	—	721,000	—
Commercial and industrial	1,309	111	1,581	226	505	181
Agricultural land and production	—	—	—	—	—	—
Total commercial	1,309	111	1,581	226	505	181
Real estate:		—		—		—
Owner occupied	997	86	633	—	1,193	—
Real estate construction and other land loans	4,295	329	6,490	375	6,544	230
Commercial real estate	—	47	145	—	849	—
Agricultural real estate	—	—	—	—	—	—
Other real estate	—	—	—	—	—	—
Total real estate	5,292	462	7,268	375	8,586	230
Consumer:
Equity loans and lines of credit	489	—	600	—	1,640	—
Consumer and installment	—	—	37	—	101	—
Total consumer	489	—	637	—	1,741	—
Total with an allowance recorded	7,090	573	9,486	601	10,832	411
Total	$14,368	$573	$18,292	$601	$16,114	$411

Foregone interest on nonaccrual loans totaled $661,000, $693,000, and $954,000 for the year ended ended December 31, 2013, 2012, and 2011, respectively.

Troubled Debt Restructurings:

As of December 31, 2013 and 2012, the Company has a recorded investment in troubled debt restructurings of $10,366,000 and $16,655,000, respectively. The Company has allocated $946,000 and $487,000 of specific reserves for those loans at December 31, 2013 and 2012, respectively. The Company has committed to lend zero as of December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.
For the years ended December 31, 2013 and 2012 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2013 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Real Estate:
Real Estate - Commercial	1	$620	$—	$620	$344

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Real Estate:
Owner occupied	1	425	—	425	415
Consumer
Equity loans and line of credit	1	75	—	75	72
Total	2	$500	$—	$500	$487

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There was no defaults on troubled debt restructurings within twelve months following the modification during the year ended ended December 31, 2013. There was one default on troubled debt restructurings within twelve months following the modification during the year ended December 31, 2012. The recorded investment in the one default was zero at December 31, 2012.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$1,131	$838
Buildings and improvements	6,982	3,362
Furniture, fixtures and equipment	8,875	8,351
Leasehold improvements	4,091	3,804
	21,079	16,355
Less accumulated depreciation and amortization	(10,538)	(10,103)
	$10,541	$6,252

Depreciation and amortization included in occupancy and equipment expense totaled $1,133,000, $972,000 and $1,212,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

7.	OTHER REAL ESTATE OWNED

The Company had $190,000 in other real estate owned (OREO) at December 31, 2013 as compared to none at December 31, 2012. The table below provides a summary of the change in other real estate owned (OREO) balances for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Balance, beginning of year	$—	$—
Additions	453	2,337
Dispositions	(263)	(2,349)
Write-downs	—	—
Net gain on disposition	—	12
Balance, end of year	$190	$—

As of December 31, 2013 the Bank had $190,000 in OREO properties. In 2013, the Bank foreclosed on one property collateralized by real estate. During the year ended December 31, 2013, the Bank assumed two properties via the Visalia Community Bank acquisition which were subsequently sold by year end 2013. Proceeds from OREO sales totaled $263,000 during 2013. The Company did not realize any gain or loss from the sale of all properties.
As of December 31, 2012 the Bank had no OREO properties. In 2012, the Bank foreclosed on six properties with net realizable values totaling $2,337,000 and sold them for a net gain of $12,000. The Bank received income of $90,000 during 2012 from operations of storage facilities held as OREO.

8.  GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Beginning of year	$23,577	$23,577	$23,577
Acquired goodwill	6,340	—	—
Impairment	—	—	—
End of year	$29,917	$23,577	$23,577

Total goodwill at December 31, 2013 was $29,917,000 compared to $23,577,000. Total goodwill at December 31, 2013 consisted of $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2013, so goodwill was not required to be retested.
     The intangible assets at December 31, 2013 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven to ten years from the date of acquisition. At December 31, 2013, the weighted average remaining amortization period is five years.  The carrying value of intangible assets at December 31, 2013 was $1,680,000, net of $1,085,000 in accumulated amortization expense.  The carrying value at December 31, 2012 was $583,000, net of $817,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2013 and determined no impairment was necessary. Amortization expense recognized was $268,000 for 2013, $200,000 for 2012, and $414,000 for 2011.
The following table summarizes the Company's estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2014	$337
2015	320
2016	137
2017	137
2018	137
Thereafter	612
Total	$1,680

9.	DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2013	2012
Savings	$61,918	$39,573
Money market	234,515	173,486
NOW accounts	182,364	161,328
Time, $100,000 or more	116,016	91,880
Time, under $100,000	52,938	44,996
	$647,751	$511,263

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2014	$135,118
2015	16,461
2016	2,639
2017	10,335
2018	4,401
Thereafter	—
$168,954

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Savings	$40	$32	$47
Money market	229	392	692
NOW accounts	251	270	321
Time certificates of deposit	750	936	1,602
	$1,270	$1,630	$2,662

10.	BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - Advances from the Federal Home Loan Bank (FHLB) of San Francisco consisted of the following (dollars in thousands):

December 31, 2013	December 31, 2012
Amount	Amount	Rate	Maturity Date
$—	$4,000	3.59%	February 12, 2013

—	4,000
—	4,000	Less short-term portion
$—	$—	Long-term debt

FHLB advances are secured by investment securities with amortized costs totaling $3,985,000 and $4,016,000 and market values totaling $4,084,000 and $4,225,000 at December 31, 2013 and 2012, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of December 31, 2013 and 2012, the Company had no Federal funds purchased.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2013 and $40,000,000 at December 31, 2012, at interest rates which vary with market conditions.  The Bank also had a line of credit in the amount of $51,000 and $127,000 with the Federal Reserve Bank of San Francisco at December 31, 2013 and 2012, respectively which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $48,000 and $115,000 and market values totaling $52,000 and $129,000, respectively.  At December 31, 2013 and 2012, the Bank had no outstanding short-term borrowings under these lines of credit.

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2013, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2013, the rate was 1.84%.  Interest expense recognized by the Company for the years ended December 31, 2013, 2012, and 2011 was $98,000, $107,000 and $100,000, respectively.

12.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2013, 2012, and 2011 consisted of the following (in thousands):

	Federal	State	Total
2013
Current	$2,217	$(445)	$1,772
Deferred	(645)	220	(425)
Provision for income taxes	$1,572	$(225)	$1,347
2012
Current	$1,196	$49	$1,245
Deferred	249	191	440
Provision for income taxes	$1,445	$240	$1,685
2011
Current	$686	$(95)	$591
Deferred	893	377	1,270
Benefit from income taxes	$1,579	$282	$1,861

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Based on management’s analysis as of December 31, 2013 and 2012, the Company established a deferred tax valuation allowance in the amount of $108,000 and $110,000, respectively, for California capital loss carryforwards.

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for credit losses	$3,492	$4,170
Deferred compensation	5,102	3,832
Unrealized loss on available-for-sale investment securities	1,598	—
Net operating loss carryover from acquisition	206	521
Bank premises and equipment	264	862
Mark to market adjustment	154	184
Other deferred taxes	594	253
Other than temporary impairment	289	282
Loan and investment impairment	1,914	352
State Enterprise Zone credit carry-forward	981	783
State capital loss carry-forward	108	110
Alternative minimum tax credit	2,238	1,025
State taxes	32	20
Other	7	7
Partnership income	70	77
Total deferred tax assets	17,049	12,478
Valuation allowance	(108)	(110)
Net deferred tax asset after valuation allowance	16,941	12,368
Deferred tax liabilities:
Finance leases	(1,963)	(2,548)
Unrealized gain on available-for-sale investment securities	—	(5,305)
Core deposit intangible	(692)	(240)
FHLB stock	(319)	(241)
Loan origination costs	(406)	(256)
Total deferred tax liabilities	(3,380)	(8,590)
Net deferred tax assets	$13,561	$3,778

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2013, 2012, and 2011 consisted of the following:

	2013	2012	2011
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	0.4%	2.8%	3.6%
Tax exempt investment security income, net	(20.5)%	(16.7)%	(14.0)%
Bank owned life insurance, net	(1.8)%	(1.4)%	(1.6)%
Solar credits	(1.4)%	(1.4)%	(1.6)%
Change in uncertain tax positions	(1.4)%	0.5%	0.5%
Change in prior year estimates	1.4%	—%	—%
Other	3.4%	0.5%	1.4%
Effective tax rate	14.1%	18.3%	22.3%

At December 31, 2013, the Company had California net operating loss (“NOL”) carry-forwards of approximately $2,885,000 from the Service 1st  and Visalia Community Bank acquisitions, subject to an Internal Revenue Code (IRC) Sec. 382 annual limitation of $1,802,000.  Management expects to fully utilize the Service 1st and Visalia Community Bank

California NOL carry-forwards.  California suspended utilization of NOLs for 2009, 2010 and 2011 tax years for taxpayers with business income in excess of $300,000.  The California NOL will begin to expire in 2019.
The Company and its Subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California. There are currently no pending U.S. federal, state or local income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2010 and by the state and local taxing authorities for the years ended before December 31, 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2013	$316
Additions based on tax positions related to the current year	55
Reductions for tax positions of prior years	(191)
Balance at December 31, 2013	$180

This represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
During the years ended December 31, 2013, 2012, and 2011, the Company did not recognize any interest or penalties related to uncertain tax positions.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $2,123,000, $1,947,000 and $1,982,000 for the years ended December 31, 2013, 2012, and 2011, respectively.
Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2014	$2,267
2015	2,191
2016	1,639
2017	1,240
2018	1,227
Thereafter	3,138
$11,702

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The Bank had no reserve balances required at December 31, 2013.

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $11,480,000 at December 31, 2013.

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
The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2013	2012
Commitments to extend credit	$191,072	$162,261
Standby letters of credit	$1,595	$590

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2013 and 2012.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2013, commercial loan commitments represent 53% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 34% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 13% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $141,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. There was no contingent allocation recorded at December 31, 2012.

Concentrations of Credit Risk - At December 31, 2013, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.8% of total loans of which 23.1% were commercial and 74.7% were real-estate-related.
At December 31, 2012, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.4% of total loans of which 26.4% were commercial and 71% were real-estate-related.
Management believes the loans within these concentrations have no more than the typical risks of collectibility.  However, in light of the current economic environment, additional declines in the performance of the economy in general, or a continued decline in real estate values or drought-related decline in agricultural business in the Company’s primary market area could have an adverse impact on collectibility, increase the level of real-estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Contingencies - The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

14.	SHAREHOLDERS’ EQUITY

Regulatory Capital - The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC.  Failure to meet these minimum capital requirements could result in mandatory or, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
The Company and the Bank each meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  These quantitative measures are established by regulation and require that the Company and the Bank maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  The most recent notification from the FDIC categorized the Bank as well capitalized under these guidelines.  Management knows of no conditions or events since that notification that would change the Bank’s category.
Management considers capital requirements as part of its strategic planning process.  The strategic plan calls for continuing increases in assets and liabilities, and if the capital required to support such increases is in excess of retained earnings, the Company may be required to go to the capital markets.  The ability to obtain capital is dependent upon the capital markets as well as our performance.  Management regularly evaluates sources of capital to meet its strategic objectives.  The assessment of capital adequacy is dependent on several factors including asset quality, earnings trends, liquidity and economic conditions.  Maintenance of adequate capital levels is integral to providing stability to the Company.  The Company needs to maintain substantial levels of regulatory capital to give it maximum flexibility in the changing regulatory environment and to respond to changes in the market and economic conditions including acquisition opportunities.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2013 and 2012.  There are no conditions or events since those notifications that management believes have changed those categories.

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$88,320	8.14%	$90,866	10.56%
Minimum regulatory requirement	$43,394	4.00%	$34,418	4.00%
Central Valley Community Bank	$87,674	8.09%	$87,911	10.22%
Minimum requirement for “Well-Capitalized” institution	$54,218	5.00%	$42,994	5.00%
Minimum regulatory requirement	$43,375	4.00%	$34,395	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$88,320	13.88%	$90,866	18.24%
Minimum regulatory requirement	$25,454	4.00%	$19,926	4.00%
Central Valley Community Bank	$87,674	13.79%	$87,911	17.67%
Minimum requirement for “Well-Capitalized” institution	$38,151	6.00%	$29,848	6.00%
Minimum regulatory requirement	$25,434	4.00%	$19,899	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$96,292	15.13%	$97,299	19.53%
Minimum regulatory requirement	$50,908	8.00%	$39,853	8.00%
Central Valley Community Bank	$95,639	15.04%	$94,336	18.96%
Minimum requirement for “Well-Capitalized” institution	$63,585	10.00%	$49,747	10.00%
Minimum regulatory requirement	$50,868	8.00%	$39,798	8.00%

Dividends - During 2013, the Bank declared and paid cash dividends to the Company in the amount of $18,000,000 in connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. The Company declared and paid a total of $2,048,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2013.
During 2012, the Bank declared and paid cash dividends to the Company in the amount of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company’s Board of Directors. On October 17, 2012, the Company declared a $480,000 or $0.05 per common share cash dividend to shareholders of record at the close of business on November 15, 2012 which was paid on November 30, 2012. No dividends on common shares were declared in 2011.
The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period.  At December 31, 2013, retained earnings of $2,433,000 were free of such restrictions.

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
In May 2010, the shareholders of the Company approved an amendment to the Company’s governing instruments to create a series of non-voting common stock.  In June 2010, the Company exercised its option to require the Purchasers to exchange the 1,359 shares of Series B Preferred Stock for 258,862 shares of non-voting common stock. In August, 2011, the Company agreed to exchange the 258,862 shares of the Company’s non-voting common stock to 258,862 shares of the Company’s voting common stock. The issuance of voting common stock was conducted in a privately negotiated transaction exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended. No shares of Series B Preferred Stock or non-voting common stock remain outstanding.

Capital Purchase Program — Small Business Lending Fund - On August 18, 2011, the Company entered into a Securities Purchase Agreement (SPA) with the Small Business Lending Fund of the United States Department of the Treasury (the Treasury), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred) to the Treasury for an aggregate purchase price of $7,000,000. Simultaneously, the Company agreed with Treasury under a Letter Agreement to redeem, for an aggregate price of $7,000,000, the 7,000 shares of the Company’s Series A Fixed Rate Cumulative Preferred Stock (Series A Stock) originally issued pursuant to the Treasury’s Capital Purchase Program (CPP) in 2009. The redemption of the Series A Stock resulted in an acceleration of the remaining discount booked at the time of the CPP transaction. In connection with the repurchase of the Series A Stock, the Company also repurchased the warrant (the Warrant) to purchase 79,037 shares of the Company’s common stock that was originally issued to Treasury in connection with the CPP transaction for total consideration of $185,000.
On December 31, 2013, the Company redeemed all 7,000 outstanding shares of its Series C Preferred from the Treasury, in exercise of its optional redemption rights pursuant to the terms of the Series C Preferred under the Company’s charter and the SPA. The Company paid the Treasury $7,087,500 in connection with the redemption, representing $1,000 per share of the Series C Preferred plus all accrued and unpaid dividends through the date of the redemption. The obligations of the Company under the SPA are terminated as a result of the redemption. No additional shares of Series C Preferred are outstanding.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2013	2012	2011
Basic Earnings Per Common Share:
Net income	$8,250	$7,520	$6,477
Less: Preferred stock dividends and accretion	(350)	(350)	(486)
Income available to common shareholders	$7,900	$7,170	$5,991
Weighted average shares outstanding	10,245,448	9,587,784	9,522,066
Net income per common share	$0.77	$0.75	$0.63
Diluted Earnings Per Common Share:
Net income	$8,250	$7,520	$6,477
Less: Preferred stock dividends and accretion	(350)	(350)	(486)
Income available to common shareholders	$7,900	$7,170	$5,991
Weighted average shares outstanding	10,245,448	9,587,784	9,522,066
Effect of dilutive stock options and warrants	62,592	28,629	16,596
Weighted average shares of common stock and common stock equivalents	10,308,040	9,616,413	9,538,662
Net income per diluted common share	$0.77	$0.75	$0.63

Outstanding options and warrants of 202,355, 352,319, and 436,619 were not factored into the calculation of dilutive stock options at December 31, 2013, 2012, and 2011, respectively, because they were anti-dilutive.

15.	SHARED-BASED COMPENSATION

On December 31, 2013, the Company had two share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 203,660 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements. The plan expired on November 15, 2010. Outstanding options under this plan are exercisable until their expiration, however, no new options will be granted under this plan. The plan required that the option price may not be less than the fair market value of the stock at the date the option was granted, and that the option price must be paid in full at the time it is exercised. The options under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant. The vesting period was determined by the Board of Directors and was generally over 5 years.
In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The maximum number of shares that can be issued with respect to all awards under the plan is 476,000. Currently under the 2005 Plan, there are 176,770 shares reserved for issuance for options already granted to employees and 296,540 remain reserved for future grants as of December 31, 2013. The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant. The vesting period for the options and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2013 and 2011 from any of the Company’s stock based compensation plans. In 2012, options to purchase 92,150 shares of common stock were granted from the 2005 Plan at exercise prices between $8.02 and $8.75. All options were granted with an exercise price equal to the market value on the grant date.
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

For the years ended December 31, 2013, 2012, and 2011, the compensation cost recognized for share based compensation was $98,000, $108,000, and $196,000, respectively. The recognized tax benefit for share based compensation expense was $28,000, $16,000, and $36,000 for 2013, 2012, and 2011, respectively.
A summary of the combined activity of the Plans for the year ended December 31, 2013 follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	499,289	$8.78
Options exercised	(93,329)	$8.45
Options forfeited	(25,530)	$9.15
Options outstanding at December 31, 2013	380,430	$8.83	4.71	$1,176
Options vested or expected to vest at December 31, 2013	375,055	$8.85	4.66	$2,928
Options exercisable at December 31, 2013	278,890	$9.38	3.49	$776

Information related to the stock option plan during each year follows (in thousands, except per share amounts):

	2013	2012	2011
Weighted-average per share grant-date fair value of options granted	$—	$3.40	$—
Intrinsic value of options exercised	$82	$93	$417
Cash received from options exercised	$789	$385	$680
Excess tax benefit realized for option exercises	$17	$26	$116

As of December 31, 2013, there was $268,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans. The cost is expected to be recognized over a weighted average period of 3.15 years. The total fair value of options vested was $102,000 and $140,000 for the years ended December 31, 2013 and 2012, respectively.

16.	EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a three-month period in which they are credited with at least 1000 hours of service.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $225,000 , $210,000, and $150,000 to the profit sharing plan in 2013, 2012 and 2011, respectively.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2013, 2012, and 2011, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2013, 2012, and 2011, the Bank made matching contributions totaling $382,000, $388,000, and $352,000, respectively.

Deferred Compensation Plan - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (2.85% at December 31, 2013).  At December 31, 2013 and 2012, the total net deferrals included in accrued interest payable and other liabilities were $2,976,000 and $1,978,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,416,000 and $3,308,000 and at December 31, 2013 and 2012, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2013, 2012, and 2011, was $108,000, $103,000, and $98,000, respectively.

Salary Continuation Plans - The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 15 years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2013, 2012, and 2011, totaled $581,000, $658,000, and $341,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $4,834,000 and $4,339,000 at December 31, 2013 and 2012, respectively.
In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $4,804,000 and $4,659,000 at December 31, 2013 and 2012, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2013, 2012, and 2011 totaled $145,000, $150,000, and $144,000, respectively.
In connection with the acquisition of Service 1st Bank, the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st.  The liability relates to change in control benefits associated with Service 1st’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2013 and 2012, the total amount of the liability was $1,907,000 and $1,807,000, respectively.  Expense recognized by the Bank in 2013, 2012 and 2011 associated with these plans was $194,000, $184,000, and $98,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $4,326,000, and $4,196,000 at December 31, 2013 and 2012, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2013, 2012, and 2011, was $130,000, $150,000, and $140,000, respectively.

In connection with the acquisition of Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of VCB.  The liability relates to change in control benefits associated with VCB’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2013, the total amount of the liability was $863,000.  Expense recognized by the Company in 2013 associated with these plans was $8,000.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $6,897,000 at December 31, 2013.  Income recognized on these policies, net of related expenses, for the year ended December 31, 2013 was $111,000.
The current annual tax-free interest rate on all life insurance policies is 4.91%.

17.	LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2013	$716
Disbursements	162
Amounts repaid	(71)
Balance, December 31, 2013	$807

Undisbursed commitments to related parties, December 31, 2013	$1,426

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2013 and 2012
(In thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$385	$2,807
Investment in Bank subsidiary	124,378	119,812
Other assets	523	576
Total assets	$125,286	$123,195
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	88	375
Total liabilities	5,243	5,530
Shareholders’ equity:
Preferred stock, Series C	—	7,000
Common stock	53,981	40,583
Retained earnings	68,348	62,496
Accumulated other comprehensive (loss) income, net of tax	(2,286)	7,586
Total shareholders’ equity	120,043	117,665
Total liabilities and shareholders’ equity	$125,286	$123,195

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$18,000	$3,000	$—
Other income	5	3	3
Total income	18,005	3,003	3
Expenses:
Interest on junior subordinated deferrable interest debentures	98	107	100
Professional fees	102	140	148
Other expenses	424	587	352
Total expenses	624	834	600
Income (loss) before equity in undistributed net income of Subsidiary	17,381	2,169	(597)
Equity in undistributed net income of Subsidiary, net of distributions	(9,414)	4,993	6,854
Income before income tax benefit	7,967	7,162	6,257
Benefit from income taxes	283	358	220
Net income	8,250	7,520	6,477
Preferred stock dividend and accretion of discount	350	350	486
Income available to common shareholders	$7,900	$7,170	$5,991

Comprehensive (loss) income	$(1,622)	$10,982	$9,634

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012, and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$8,250	$7,520	$6,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary, net of distributions	9,414	(4,993)	(6,854)
Stock-based compensation	98	108	196
Tax benefit from exercise of stock options	(17)	(26)	(116)
Net decrease (increase) in other assets	86	(28)	(50)
Net (decrease) increase in other liabilities	(198)	179	(23)
Benefit for deferred income taxes	(18)	(15)	(36)
Net cash provided by (used in) operating activities	17,615	2,745	(406)
Cash flows used in investing activities:
Investment in subsidiary	(11,358)	—	—
Cash flows from financing activities:
Cash dividend payments on common stock	(2,048)	(480)	—
Cash dividend payments on preferred stock	(437)	(350)	(307)
Share repurchase and retirement	—	(488)	—
Proceeds from exercise of stock options	789	385	680
Redemption of preferred stock Series C	(7,000)	—	—
Warrant purchase	—	—	(185)
Tax benefit from exercise of stock options	17	26	116
Net cash (used in) provided by financing activities	(8,679)	(907)	304
(Decrease) increase in cash and cash equivalents	(2,422)	1,838	(102)
Cash and cash equivalents at beginning of year	2,807	969	1,071
Cash and cash equivalents at end of year	$385	$2,807	$969

Cash paid during the year for interest	$125	$109	$98
Non-cash investing and financing activities:
Redemption of preferred stock Series A and issuance of preferred stock Series C	$—	$—	$7,000
Common stock issued in Visalia Community Bank acquisition	12,494	—	—

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(Dollars in thousands, except per share data)

	Q4 2013 (1)	Q3 2013 (1)	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012
Net interest income	$9,192	$10,536	$6,878	$6,845	$7,189	$7,572	$7,510	$7,666
Provision for credit losses	—	—	—	—	200	—	100	400
Net interest income after provision for credit losses	9,192	10,536	6,878	6,845	6,989	7,572	7,410	7,266
Total non-interest income	1,965	1,813	1,828	2,226	1,829	2,284	1,471	1,658
Total non-interest expense	8,538	8,991	7,224	6,933	6,983	6,655	6,718	6,918
Provision for income taxes	408	389	195	355	193	745	454	293
Net income	$2,211	$2,969	$1,287	$1,783	$1,642	$2,456	$1,709	$1,713
Net income available to common shareholders	$2,123	$2,882	$1,199	$1,696	$1,554	$2,369	$1,622	$1,625
Basic earnings per share	$0.19	$0.26	$0.13	$0.18	$0.16	$0.25	$0.17	$0.17
Diluted earnings per share	$0.19	$0.26	$0.12	$0.18	$0.16	$0.25	$0.17	$0.17

(1) The increase in Q4 2013 and Q3 2013 is a result of the Visalia Community Bank acquisition effective July, 1, 2014.

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -	CONTROLS AND PROCEDURES

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Central Valley Community Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the

Company to provide only management’s report in this annual report.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 21, 2014	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Date:	March 21, 2014	By:	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

ITEM 9B -	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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
Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2013 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 21, 2014	By:	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer
(principal executive officer)

Date:	March 21, 2014	By:	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Doyle		Date: March 21, 2014
Daniel J. Doyle,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross		Date: March 21, 2014
David A. Kinross,
Senior Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Daniel N. Cunningham *		Date: March 21, 2014
Daniel N. Cunningham,
Chairman of the Board and Director

Sidney B. Cox *		Date: March 21, 2014
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 21, 2014
Edwin S. Darden, Director

F.T. Elliott, IV *		Date: March 21, 2014
F.T. Elliott, Director

Steven D. McDonald *		Date: March 21, 2014
Steven D. McDonald, Director

Louis McMurray *		Date: March 21, 2014
Louis McMurray, Director

William S. Smittcamp *		Date: March 21, 2014
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 21, 2014
Joseph B. Weirick, Director

* By	/s/ Daniel J. Doyle	Date: March 21, 2014
Daniel J. Doyle, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

10.84	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Thomas Sommer. (19)*

10.85	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry. (19)*

10.86	Securities Purchase Agreement, dated August 18, 2011, between the Company and the United States Department of Treasury. (20)

10.87	Letter Agreement, dated August 18, 2011, between the Company and the United States Department of Treasury. (20)

10.88	Share Exchange Agreement, dated August 23, 2011, among the Company and Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (20)

10.89	Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.90	Second Amended and Restated Life Insurance Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.91	Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.92	Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.93	Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.94	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.95	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.96	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.97	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Tom Sommer. (21)*

10.98	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Tom Sommer. (21)*

10.99	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp. (22)*

10.100	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham. (22)*

10.101	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray. (22)*

10.102	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald. (22)*

10.103	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Edwin S. Darden. (22)*

10.104	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham. (23)*

10.105	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Edwin S. Darden. (23)*

10.106	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray. (23)*

10.107	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald. (23)*

10.108	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp. (23)*

10.109	Employment Agreement by and between Central Valley Community Bank and James M. Ford dated January 23, 2014. (23) *

11	N/A

12	N/A

13	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Crowe Horwath LLP.

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer.

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference

(18)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2008, filed March 19, 2009 and incorporated herein by reference

(19)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(20)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(21)	Filed as Exhibit to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.

(22)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(23)	Filed as Exhibits to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 filed here.