Form 10-Q
period 2014-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2014-05-13
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 7, 2014 there were 10,926,925 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2014 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$28,690	$25,878
Interest-earning deposits in other banks	66,581	85,956
Federal funds sold	260	218
Total cash and cash equivalents	95,531	112,052
Available-for-sale investment securities (Amortized cost of $419,372 at March 31, 2014 and $447,108 at December 31, 2013)	422,073	443,224
Held-to-maturity investment securities (Fair value of $32,047 at March 31, 2014)	31,589	—
Loans, less allowance for credit losses of $8,321 at March 31, 2014 and $9,208 at December 31, 2013	506,100	503,149
Bank premises and equipment, net	10,561	10,541
Other real estate owned	—	190
Bank owned life insurance	20,489	19,443
Federal Home Loan Bank stock	4,499	4,499
Goodwill	29,917	29,917
Core deposit intangibles	1,596	1,680
Accrued interest receivable and other assets	17,147	20,940
Total assets	$1,139,502	$1,145,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$354,377	$356,392
Interest bearing	636,619	647,751
Total deposits	990,996	1,004,143

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	17,183	16,294
Total liabilities	1,013,334	1,025,592
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,925,085 at March 31, 2014 and 10,914,680 at December 31, 2013	54,016	53,981
Retained earnings	70,418	68,348
Accumulated other comprehensive income (loss), net of tax	1,734	(2,286)
Total shareholders’ equity	126,168	120,043
Total liabilities and shareholders’ equity	$1,139,502	$1,145,635

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2014	2013
INTEREST INCOME:
Interest and fees on loans	$7,618	$5,411
Interest on deposits in other banks	53	30
Interest and dividends on investment securities:
Taxable	1,347	401
Exempt from Federal income taxes	1,402	1,338
Total interest income	10,420	7,180
INTEREST EXPENSE:
Interest on deposits	297	293
Interest on junior subordinated deferrable interest debentures	24	25
Other	—	17
Total interest expense	321	335
Net interest income before provision for credit losses	10,099	6,845
PROVISION FOR CREDIT LOSSES	—	—
Net interest income after provision for credit losses	10,099	6,845
NON-INTEREST INCOME:
Service charges	808	698
Appreciation in cash surrender value of bank owned life insurance	146	96
Interchange fees	287	196
Net realized gains on sales of investment securities	269	813
Federal Home Loan Bank dividends	76	22
Loan placement fees	58	165
Other income	333	236
Total non-interest income	1,977	2,226
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,911	4,019
Occupancy and equipment	1,130	901
Data processing	450	303
Regulatory assessments	198	143
ATM/Debit card expenses	150	109
License and maintenance contracts	130	99
Advertising	155	142
Audit and accounting fees	132	135
Internet banking expense	129	72
Amortization of core deposit intangibles	84	50
Other	1,267	960
Total non-interest expenses	8,736	6,933
Income before provision for income taxes	3,340	2,138
Provision for income taxes	724	355
Net income	$2,616	$1,783
Preferred stock dividends and accretion	—	87
Net income available to common shareholders	$2,616	$1,696
Net income per common share:
Basic earnings per share	$0.24	$0.18
Weighted average common shares used in basic computation	10,915,945	9,558,985
Diluted earnings per share	$0.24	$0.18
Weighted average common shares used in diluted computation	10,998,630	9,604,841
Cash dividend per common share	$0.05	$0.05

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2014	2013
Net income	$2,616	$1,783
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising and transferred during the period	7,017	(2,071)
Less: reclassification for net gains included in net income	269	813
Amortization of net unrealized gains transferred during the period	(18)	—
Other comprehensive income (loss), before tax	6,730	(2,884)
Tax (expense) benefit related to items of other comprehensive income	(2,710)	1,187
Total other comprehensive income (loss)	4,020	(1,697)
Comprehensive income	$6,636	$86

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,616	$1,783
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(43)	(146)
Depreciation	330	250
Accretion	(189)	(180)
Amortization	1,858	2,367
Stock-based compensation	25	25
Net realized gains on sales of available-for-sale investment securities	(269)	(813)
Net loss on disposal of premises and equipment	66	—
Net gain on sale of other real estate owned	(64)	—
Increase in bank owned life insurance, net of expenses	(146)	(96)
Net decrease in accrued interest receivable and other assets	645	728
Net (increase) decrease in accrued interest payable and other liabilities	(1,367)	(807)
Provision for (benefit from) deferred income taxes	437	(153)
Net cash provided by operating activities	3,899	2,958
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(40,549)	(7,887)
Proceeds from sales or calls of available-for-sale investment securities	26,716	22,157
Proceeds from maturity and principal repayments of available-for-sale investment securities	11,066	23,585
Net (increase) decrease in loans	(2,909)	3,855
Proceeds from sale of other real estate owned	254	—
Purchases of premises and equipment	(415)	(311)
Purchases of bank owned life insurance	(900)	—
Net cash (used in) provided by investing activities	(6,737)	41,399
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(9,577)	(15,825)
Net (decrease) increase in time deposits	(3,570)	1,151
Repayments of short-term borrowings to Federal Home Loan Bank	—	(4,000)
Proceeds from exercise of stock options	10	4
Cash dividend payments on common stock	(546)	(478)
Cash dividend payments on preferred stock	—	(87)
Net cash used in financing activities	(13,683)	(19,235)
(Decrease) increase in cash and cash equivalents	(16,521)	25,122
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,052	52,956
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,531	$78,078

	For the Quarter Ended March 31,
(In thousands)	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$330	$395
Income taxes	$250	$330
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	$31,346	$—
Unrealized gain on transfer of securities from available-for-sale to held-to-maturity	$163	$—
Accrued preferred stock dividends	$—	$87
Purchases of Available-for-sale investment securities, not yet settled	$2,256	$16,060

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  As discussed in Note 2, on July 1, 2013, the Company completed an acquisition under which Visalia Community Bank merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2013 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2014, and the results of its operations and its cash flows for the three month interim period ended March 31, 2014 and 2013 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2014 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

The Company recorded $6.2 million of goodwill and $1.4 million of other intangible assets at the date of acquisition. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes purchase accounting adjustments, including goodwill are all non-taxable and/or non-deductible.

The acquisition was consistent with the Company’s strategy to build a regional presence in Central California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred as of January 1, 2013. The pro forma results of operations for the three months ended March 31, 2013 include the historical accounts of the Company and Visalia Community Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Pro Forma Results of Operations	For the Quarter Ended March 31,
(In thousands, except per share amounts)	2013
Net interest income	$8,536
Provision for credit losses	147
Non-interest income	2,720
Non-interest expense	9,019
Income before provision for income taxes	2,090
Provision for income taxes	326
Net income	$1,764
Basic earnings per share	$0.15
Diluted earnings per share	$0.15

Note 3.  Fair Value Measurements

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

	March 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,690	$28,690	$—	$—	$28,690
Interest-earning deposits in other banks	66,581	66,581	—	—	66,581
Federal funds sold	260	260	—	—	260
Available-for-sale investment securities	422,073	7,548	414,525	—	422,073
Held-to-maturity investment securities	31,589	—	32,047		32,047
Loans, net	506,100	—	—	509,380	509,380
Federal Home Loan Bank stock	4,499	N/A	N/A	N/A	N/A
Accrued interest receivable	4,523	22	2,623	1,878	4,523
Financial liabilities:
Deposits	990,996	825,411	165,259	—	990,670
Junior subordinated deferrable interest debentures	5,155	—	—	2,775	2,775
Accrued interest payable	120	—	96	24	120

	December 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,878	$25,878	$—	$—	$25,878
Interest-earning deposits in other banks	85,956	85,956	—	—	85,956
Federal funds sold	218	218	—	—	218
Available-for-sale investment securities	443,224	7,514	435,710	—	443,224
Loans, net	503,149	—	—	507,361	507,361
Federal Home Loan Bank stock	4,499	N/A	N/A	N/A	N/A
Accrued interest receivable	5,026	21	2,976	2,029	5,026
Financial liabilities:
Deposits	1,004,143	834,864	169,065	—	1,003,929
Junior subordinated deferrable interest debentures	5,155	—	—	2,750	2,750
Accrued interest payable	129	—	105	24	129

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

(b) Investment Securities — Investment securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets. Fair values for investment securities classified in Level 2 are based on quoted market prices for similar securities in active markets. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.

(c) Loans — Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Purchased credit impaired (PCI) loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

(f) Deposits — Fair value of demand deposit, savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting in a Level 1 classification. Fair value for fixed and variable rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities resulting in a Level 2 classification.

(g) Short-Term Borrowings — The fair values of the Company's federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, are based on the market rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements as of March 31, 2014 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$17,975	$—	$17,975	$—
Obligations of states and political subdivisions	124,514	—	124,514	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	266,825	—	266,825	—
Private label residential mortgage backed securities	5,211	—	5,211	—
Other equity securities	7,548	7,548	—	—
Total assets measured at fair value on a recurring basis	$422,073	$7,548	$414,525	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2014, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at March 31, 2014. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2014.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2014 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Commercial:
Commercial and industrial	$200	$—	$—	$200
Consumer:
Equity loans and lines of credit	145	—	—	145
Total impaired loans	345	—	—	345
Total assets measured at fair value on a non-recurring basis	$345	$—	$—	$345

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market date, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan's effective interest rate which is not a market rate. There were no changes in valuation techniques used during the three month period ended March 31, 2014.
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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $375,000 with a valuation allowance of $30,000 at March 31, 2014, resulting in fair value of $345,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013:

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2013 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Consumer:
Equity loans and lines of credit	$133	$—	$—	$133
Total assets measured at fair value on a non-recurring basis	$133	$—	$—	$133

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2013
Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics.
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $194,000 with a valuation allowance of $61,000 at December 31, 2013, resulting in fair value of $133,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of March 31, 2014, $96,749,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $2,701,000 at March 31, 2014 compared to an unrealized loss of $3,884,000 at December 31, 2013.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2014
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$17,968	$47	$(40)	$17,975
Obligations of states and political subdivisions	123,678	2,918	(2,082)	124,514
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	266,173	1,878	(1,226)	266,825
Private label residential mortgage backed securities	3,957	1,254	—	5,211
Other equity securities	7,596	1	(49)	7,548
Total available-for-sale	$419,372	$6,098	$(3,397)	$422,073

	March 31, 2014
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$31,589	$504	$(46)	$32,047

	December 31, 2013
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$18,172	$115	$(84)	$18,203
Obligations of states and political subdivisions	162,018	2,906	(6,517)	158,407
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	254,978	1,075	(2,344)	253,709
Private label residential mortgage backed securities	4,344	1,047	—	5,391
Other equity securities	7,596	2	(84)	7,514
Total available-for-sale	$447,108	$5,145	$(9,029)	$443,224

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2014 and 2013 are shown below (in thousands):

	For the Quarter Ended March 31,
Available-for-Sale Securities	2014	2013
Proceeds from sales or calls	$26,716	$22,157
Gross realized gains from sales or calls	962	1,006
Gross realized losses from sales or calls	(693)	(193)

Losses recognized in 2014 and 2013 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased.  The Company is addressing risks in the security portfolio by selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile.
The provision for income taxes includes $110,000 and $335,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended March 31, 2014 and 2013.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$1,812	$(36)	$962	$(4)	$2,774	$(40)
Obligations of states and political subdivisions	35,386	(899)	20,566	(1,183)	55,952	(2,082)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	95,493	(871)	20,229	(355)	115,722	(1,226)
Other equity securities	7,416	(49)	—	—	7,416	(49)
Total available-for-sale	$140,107	$(1,855)	$41,757	$(1,542)	$181,864	$(3,397)

March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$3,234	$(46)	$—	$—	$3,234	$(46)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$4,132	$(75)	$968	$(9)	$5,100	$(84)
Obligations of states and political subdivisions	89,556	(5,007)	15,015	(1,510)	104,571	(6,517)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	148,853	(2,070)	19,199	(274)	168,052	(2,344)
Other equity securities	7,416	(84)	—	—	7,416	(84)
Total available-for-sale	$249,957	$(7,236)	$35,182	$(1,793)	$285,139	$(9,029)

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
     As of March 31, 2014, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2014 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2014 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.

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

U.S. Government Agencies

At March 31, 2014, the Company held seven U.S. Government agency securities, of which one was in a loss position for less than 12 months and one was in a loss position nor had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Obligations of States and Political Subdivisions

At March 31, 2014, the Company held 140 obligations of states and political subdivision securities of which 23 were in a loss position for less than 12 months and 15 were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At March 31, 2014, the Company held 217 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 43 were in a loss position for less than 12 months and 16 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Private Label Residential Mortgage Backed Securities

At March 31, 2014, the Company had a total of 21 PLRMBS with a remaining principal balance of $3,957,000 and a net unrealized gain of approximately $1,254,000.  None of these securities were recorded with an unrealized loss at March 31, 2014.  Eight of these PLRMBS with a remaining principal balance of $3,144,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities.

Other Equity Securities

At March 31, 2014, the Company had a total of two mutual fund equity investments, one of which had been in an unrealized loss position for less than 12 months. The unrealized loss on the mutual fund equity investment was primarily attributable to both changes in interest rates and a re-pricing of risk in the market. Based on management's evaluation of the nature of the decline in net asset value on the mutual fund equity investments, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

The following tables provide a roll forward for the three month periods ended March 31, 2014 and 2013 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Quarter Ended March 31,
(In thousands)	2014	2013
Beginning balance	$800	$783
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	17
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized losses for securities sold	—	—
Ending balance	$800	$800

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at March 31, 2014 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	2,667	2,947
After five years through ten years	14,968	15,287
After ten years	106,043	106,280
	123,678	124,514
Investment securities not due at a single maturity date:
U.S. Government agencies	17,968	17,975
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	266,173	266,825
Private label residential mortgage backed securities	3,957	5,211
Other equity securities	7,596	7,548
Total available-for-sale	$419,372	$422,073

	March 31, 2014
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
After ten years	$31,589	$32,047

During the quarter ended March 31, 2014, to better manage our interest rate risk, we transferred from available for sale to held to maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrealized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity.

Note 5.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$87,353	17.0%	$87,082	17.0%
Agricultural land and production	24,969	4.8%	31,649	6.1%
Total commercial	112,322	21.8%	118,731	23.1%
Real estate:
Owner occupied	159,343	31.0%	156,781	30.6%
Real estate construction and other land loans	37,081	7.2%	42,329	8.3%
Commercial real estate	90,794	17.6%	86,117	16.8%
Agricultural real estate	52,107	10.1%	44,164	8.6%
Other real estate	4,520	0.9%	4,548	0.9%
Total real estate	343,845	66.8%	333,939	65.2%
Consumer:
Equity loans and lines of credit	47,210	9.2%	48,594	9.5%
Consumer and installment	11,160	2.2%	11,252	2.2%
Total consumer	58,370	11.4%	59,846	11.7%
Deferred loan fees, net	(116)		(159)
Total gross loans	514,421	100.0%	512,357	100.0%
Allowance for credit losses	(8,321)		(9,208)
Total loans	$506,100		$503,149

The table above includes loans acquired at fair value on July 1, 2013 in the VCB acquisition with outstanding balances of $91,682,000 and $99,948,000 as of March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, loans originated under Small Business Administration (SBA) programs totaling $7,236,000 and $7,345,000, respectively, were included in the real estate and commercial categories.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2014 and December 31, 2013. The amounts of loans at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Real estate	$428	$2,465
Outstanding balance	$428	$2,465
Carrying amount, net of allowance of $0	$428	$2,465

Accretable yield, or income expected to be collected for the three and nine months ended March 31, 2014 and 2013 is as follows (in thousands):

	For the Quarter Ended March 31,
	2014	2013
Balance at beginning of period	$94	$—
Additions	—	—
Accretion	(778)	—
Reclassification from (to) non-accretable difference	692	—
Disposals	—	—
Balance at end of period	$8	$—

During the quarter ended March 31, 2014, the Company did not increase or decrease the allowance for loan losses with respect to these loans.
Loans acquired during each period or year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	March 31, 2014	December 31, 2013
Contractually required payments receivable at acquisition:
Real estate	$—	$6,912
Total	$—	$6,912
Cash flows expected to be collected at acquisition	$—	$2,681
Fair value of in acquired loans at acquisition	$—	$2,576

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows (in thousands):

	March 31, 2014	December 31, 2013
Loans acquired during the period	$—	$1,324
Loans at the end of the period	$428	$1,324

The allowance for credit losses (the “allowance”) is an estimate of probable incurred credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off credits is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for probable incurred losses related to loans that are not impaired.
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

The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended March 31, 2014 and 2013 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2014	$2,444	$5,174	$1,168	$422	$9,208
Provision charged to operations	449	(510)	237	(176)	—
Losses charged to allowance	(929)	—	(85)	—	(1,014)
Recoveries	48	8	71	—	127
Ending balance, March 31, 2014	$2,012	$4,672	$1,391	$246	$8,321
Allowance for credit losses:
Beginning balance, January 1, 2013	$2,676	$5,877	$1,541	$39	$10,133
Provision charged to operations	241	(341)	(238)	338	—
Losses charged to allowance	(698)	—	(17)	—	(715)
Recoveries	42	—	29	—	71
Ending balance, March 31, 2013	$2,261	$5,536	$1,315	$377	$9,489

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of March 31, 2014 and December 31, 2013 (in thousands).

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2014	$2,012	$4,672	1,391	$246	$8,321
Ending balance: individually evaluated for impairment	$—	$308	30	$—	$338
Ending balance: collectively evaluated for impairment	$2,012	$4,364	1,361	$246	$7,983

Ending balance, December 31, 2013	$2,444	$5,174	$1,168	$422	$9,208
Ending balance: individually evaluated for impairment	$469	$465	$73	$—	$1,007
Ending balance: collectively evaluated for impairment	$1,975	$4,709	$1,095	$422	$8,201

The table above excludes ending balance of loans acquired with deteriorated quality of $428,000 and $2,465,000 with no allowance at March 31, 2014 and December 31, 2013, respectively.

The following table shows the ending balances of loans as of March 31, 2014 and December 31, 2013 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2014	$112,322	$343,845	$58,370	$514,537
Ending balance: individually evaluated for impairment	$290	$8,314	$1,954	$10,558
Ending balance: collectively evaluated for impairment	$112,032	$335,531	$56,416	$503,979

Loans:
Ending balance, December 31, 2013	$118,731	$333,939	$59,846	$512,516
Ending balance: individually evaluated for impairment	$1,527	$9,540	$2,290	$13,357
Ending balance: collectively evaluated for impairment	$117,204	$324,399	$57,556	$499,159

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2014 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$80,920	$3,177	$3,256	$—	$87,353
Agricultural land and production	24,969	—	—	—	24,969
Real Estate:
Owner occupied	146,483	5,151	7,709	—	159,343
Real estate construction and other land loans	27,796	2,090	7,195	—	37,081
Commercial real estate	79,350	3,910	7,534	—	90,794
Agricultural real estate	50,126	1,981	—	—	52,107
Other real estate	4,520	—	—	—	4,520
Consumer:
Equity loans and lines of credit	40,458	2,081	4,671	—	47,210
Consumer and installment	10,868	39	253	—	11,160
Total	$465,490	$18,429	$30,618	$—	$514,537

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2013 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$81,732	$2,244	$3,106	$—	$87,082
Agricultural land and production	31,649	—	—	—	31,649
Real Estate:
Owner occupied	144,082	5,229	7,470	—	156,781
Real estate construction and other land loans	31,776	3,959	6,594	—	42,329
Commercial real estate	77,589	3,718	4,810	—	86,117
Agricultural real estate	42,151	2,013	—	—	44,164
Other real estate	4,548	—	—	—	4,548
Consumer:
Equity loans and lines of credit	41,999	2,400	4,195	—	48,594
Consumer and installment	10,946	46	260	—	11,252
Total	$466,472	$19,609	$26,435	$—	$512,516

The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$8	$200	$—	$208	$87,145	$87,353	$—	$291
Agricultural land and production	—	—	—	—	24,969	24,969	—	—
Real estate:	—			—	—	—
Owner occupied	379	482	—	861	158,482	159,343	—	1,191
Real estate construction and other land loans	—	—	—	—	37,081	37,081	—	1,401
Commercial real estate	—	—	—	—	90,794	90,794	—	149
Agricultural real estate	—	—	—	—	52,107	52,107	—	—
Other real estate	—	—	—	—	4,520	4,520	—	—
Consumer:				—	—	—
Equity loans and lines of credit	377	10	—	387	46,823	47,210	—	1,950
Consumer and installment	72	5	—	77	11,083	11,160	—	—
Total	$836	$697	$—	$1,533	$513,004	$514,537	$—	$4,982
The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$274	$236	$—	$510	$86,572	$87,082	$—	$1,527
Agricultural land and production	—	—	—	—	31,649	31,649	—	—
Real estate:	—
Owner occupied	1,272	134	418	1,824	154,957	156,781	—	2,161
Real estate construction and other land loans	—	—	—	—	42,329	42,329	—	1,450
Commercial real estate	—	—	—	—	86,117	86,117	—	158
Agricultural real estate	—	—	—	—	44,164	44,164	—	—
Other real estate	—	—	—	—	4,548	4,548	—	—
Consumer:
Equity loans and lines of credit	10	147	252	409	48,185	48,594	—	2,286
Consumer and installment	86	—	—	86	11,166	11,252	—	4
Total	$1,642	$517	$670	$2,829	$509,687	$512,516	$—	$7,586

The following table shows information related to impaired loans by class at March 31, 2014 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$290	$1,332	$—
Real estate:
Owner occupied	2,561	3,054	—
Real estate construction and other land loans	1,401	2,128	—
Commercial real estate	491	890	—
Total real estate	4,453	6,072	—
Consumer:
Equity loans and lines of credit	1,774	2,417	—
Consumer and installment	4	5	—
Total consumer	1,778	2,422	—
Total with no related allowance recorded	6,521	9,826	—

With an allowance recorded:
Real estate:
Real estate construction and other land loans	3,861	3,861	308
Consumer:
Equity loans and lines of credit	176	180	30
Total with an allowance recorded	4,037	4,041	338
Total	$10,558	$13,867	$338

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$350	$385	$—
Real estate:
Owner occupied	3,160	4,159	—
Real estate construction and other land loans	1,449	2,136	—
Commercial real estate	502	891	—
Total real estate	5,111	7,186	—
Consumer:
Equity loans and lines of credit	2,029	2,826	—
Consumer and installment	4	5	—
Total consumer	2,033	2,831	—
Total with no related allowance recorded	7,494	10,402	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,177	1,222	469
Real estate:
Owner occupied	385	425	3
Real estate construction and other land loans	4,044	4,044	462
Total real estate	4,429	4,469	465
Consumer:
Equity loans and lines of credit	257	264	73
Total with an allowance recorded	5,863	5,955	1,007
Total	$13,357	$16,357	$1,007

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$329	$—	$558	$—
Real estate:
Owner occupied	3,195	20	835	—
Real estate construction and other land loans	1,427	—	5,007	—
Commercial real estate	496	—	26	—
Total real estate	5,118	20	5,868	—
Consumer:
Equity loans and lines of credit	1,943	—	1,691	—
Consumer and installment	4	—	—	—
Total consumer	1,947	—	1,691	—
Total with no related allowance recorded	7,394	20	8,117	—

With an allowance recorded:
Commercial:
Commercial and industrial	872	—	1,821	33
Real estate:
Owner occupied	96	—	747	—
Real estate construction and other land loans	3,988	70	6,480	86
Total real estate	4,084	70	7,227	86
Consumer:
Equity loans and lines of credit	236	—	223	—
Total with an allowance recorded	5,192	70	9,288	119
Total	$12,586	$90	$17,405	$119

Foregone interest on nonaccrual loans totaled $164,000 and $176,000 for the three month periods ended March 31, 2014 and 2013, respectively.

Troubled Debt Restructurings:
As of March 31, 2014 and December 31, 2013, the Company has a recorded investment in troubled debt restructurings of $9,094,000 and $10,366,000, respectively. The Company has allocated $308,000 and 946,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively. The Company has committed to lend no additional amounts as of March 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.
During the three month periods ended March 31, 2014 and 2013 no loans were modified as troubled debt restructurings.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the quarter ended March 31, 2014 and March 31, 2013.

Note 6.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2014 was $29,917,000 consisting of $14,643,000, $8,934,000, and $6,340,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, and Visalia Community Bank, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2014.
The intangible assets at March 31, 2014 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank of $1,365,000, and Service 1st Bancorp in 2008 of $1,400,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at March 31, 2014 was $1,596,000 net of $1,169,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2014. Management performed an annual impairment test on core deposit intangibles as of September 30, 2013 and determined no impairment was necessary. Amortization expense recognized was $84,000 and $50,000 for the three month periods ended March 31, 2014 and 2013, respectively.
The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending	Estimated Core Deposit Intangible Amortization
2014	$253
2015	320
2016	137
2017	137
2018	137
Thereafter	612
$1,596

Note 7.  Borrowing Arrangements

As of March 31, 2014 or December 31, 2013, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $1,832,000 and $3,985,000, and market values totaling $1,975,000 and $4,084,000 at March 31, 2014 and December 31, 2013, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of March 31, 2014 and December 31, 2013, the Company had no Federal funds purchased.

Note 8.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2014 and December 31, 2013, the Company maintained a deferred tax valuation allowance of $108,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the three months ended March 31, 2014 and 2013, the Company increased its reserve by $25,000 and $15,000, respectively, for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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
     Commitments to extend credit amounting to $197,533,000 and $192,667,000 were outstanding at March 31, 2014 and December 31, 2013, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $195,958,000 and $191,072,000 at March 31, 2014 and December 31, 2013, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $21,140,000 and $26,402,000 as of March 31, 2014 and December 31, 2013, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $1,575,000 and $1,595,000 were outstanding at March 31, 2014 and December 31, 2013, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2014 and December 31, 2013.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2014 and December 31, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $157,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes.
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

Basic Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2014	2013
Net Income	$2,616	$1,783
Less: Preferred stock dividends and accretion	—	(87)
Income available to common shareholders	$2,616	$1,696
Weighted average shares outstanding	10,915,945	9,558,985
Basic earnings per share	$0.24	$0.18

Diluted Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2014	2013
Net Income	$2,616	$1,783
Less: Preferred stock dividends and accretion	—	(87)
Income available to common shareholders	$2,616	$1,696
Weighted average shares outstanding	10,915,945	9,558,985
Effect of dilutive stock options	82,685	45,856
Weighted average shares of common stock and common stock equivalents	10,998,630	9,604,841
Diluted earnings per share	$0.24	$0.18

During the three month periods ended March 31, 2014 and 2013, options to purchase 122,640 and 305,069 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 11.  Share-Based Compensation

The Company has two share based compensation plans as described below. Share-based compensation cost recognized for those plans was $25,000 for the three month periods ended March 31, 2014 and 2013. The recognized tax benefits for the share based compensation expense were $7,000 and $4,000, respectively, for the three month periods ended March 31, 2014 and 2013.
The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) expired on November 15, 2010. Outstanding options under this plan are exercisable until their expiration, however no new options will be granted under this plan.
The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) was adopted in May 2005. The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock.

Stock Option Plan

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
     No options to purchase shares of the Company’s common stock were granted during the quarters ended March 31, 2014 and 2013 from either of the Company’s stock based compensation plans.
A summary of the combined activity of the Company’s Stock Option Compensation Plans for the three month period ended March 31, 2014 follows(in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2014	380,430	$8.83
Options exercised	(1,500)	$6.52
Options forfeited	(620)	$7.80
Options outstanding at March 31, 2014	378,310	$8.84	4.46	$1,236
Options vested or expected to vest at March 31, 2014	372,998	$8.86	4.41	$1,214
Options exercisable at March 31, 2014	279,490	$9.37	3.24	$825

Information related to the stock option plan as of and for the three months ended March 31, 2014 and 2013 follows (in thousands, except per share amounts):

	For the Quarter Ended March 31,
	2014	2013
Intrinsic value of options exercised	$7	$2
Cash received from options exercised	$10	$4

As of March 31, 2014, there was $243,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under both plans.  The cost is expected to be recognized over a weighted average period of 2.94 years. The total fair value of options vested was $2,000 for the three months ended March 31, 2014 and 2013.

Restricted Common Stock Awards

The 2005 Plan provides for the issuance of shares to directors and officers. Restricted common stock grants typically vest over a five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.
The following table summarizes restricted stock activity for the three month period ended March 31, 2014 as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2014	—	$—
Granted	8,905	$11.23
Vested	—	$—
Forfeited	—	$—
Nonvested outstanding shares at March 31, 2014	8,905	$11.23

    During the quarter ended March 31, 2014, 8,905 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $11.23 on the date of grant. These restricted common stock awards vest 20% after Year 1. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date.
As of March 31, 2014, there were 8,905 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $2,000 for the three month period ended March 31, 2014. None was charged to income for the three month period ended March 31, 2013.
As of March 31, 2014, there was $98,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 4.84 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $102,496 at March 31, 2014.

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

There have been no material changes to the Company’s critical accounting policies during 2014.  Please refer to the Company’s 2013 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.

This discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Quarter of 2014

In the first quarter of 2014, our consolidated net income was $2,616,000 compared to net income of $1,783,000 for the same period in 2013. Diluted EPS was $0.24 for the first quarter ended March 31, 2014 compared to $0.18 for the same period in 2013. Net income increased primarily as a result of increases in net interest income offset by an increase in the provision for income taxes, an increase in non-interest expense and a decrease in non-interest income for the first quarter of 2014 compared to the corresponding period in 2013. Unless otherwise noted, material changes in year-over-year operating performance in dollar terms for the quarter ended March 31, 2014 were the result of the Visalia Community Bank (VCB) acquisition, which closed on July 1, 2013. No provision for credit losses was booked for the first quarter of 2014 or the first quarter of 2013. Net interest income before the provision for credit losses increased $3,254,000 or 47.54% comparing the quarter ended March 31, 2014 to the same period in 2013. Net interest income during the first quarter of 2014 was positively impacted by payment collections of nonaccrual loans totaling $1,618,000 which resulted in a recovery of interest income of $721,000.

Net interest margin (fully tax equivalent basis) was 4.24% for the quarter ended March 31, 2014 compared to 3.85% for the same period in 2013, a 39 basis point increase. The margin increased principally due to an increase in yields on interest-earning assets combined with a decrease in rates on interest-bearing liabilities. The yield on average total interest-earning assets increased 35 basis points and interest rates on deposits decreased 4 basis points comparing the quarter ended March 31, 2014 to the same period in 2013. Net interest income during the first quarter of 2014 was positively impacted by payment collections of nonaccrual loans totaling $1,618,000 which resulted in a recovery of interest income of $721,000. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 4 basis points to 0.12% for the quarter ended March 31, 2014 compared to 0.16% for the same period in 2013.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.

Non-interest income decreased $249,000 or 11.19% primarily due to a decrease in net realized gains on sales and calls of investment securities of $544,000, a $107,000 decrease in loan placement fees, partially offset by a $110,000 increase in service charge income, a $91,000 increase in interchange fees, and a $54,000 increase in Federal Home Loan Bank dividends. The net gains realized on sales and calls of investment securities reported in 2013 was the result of a partial restructuring of the investment portfolio designed to improve future performance. Non-interest expense increased $1,803,000 or 26.01% for the same periods mainly due to increase in salary and employee benefits, occupancy expense, data processing expenses, Internet banking expenses, and regulatory assessments.

Annualized return on average equity for the first quarter of 2014 was 8.37% compared to 6.07% for the same period in 2013. Total average equity was $124,964,000 for the first quarter 2014 compared to $117,457,000 for the first quarter 2013. The increase in ROE reflects an increase in net income, notwithstanding an increase in capital from an increase in common stock, an increase in other comprehensive income and an increase in retained earnings.

Our average total assets increased $258,210,000 or 29.67% to $1,128,628,000 at the end of the first quarter 2014 compared to the same period in 2013.  The balance sheet increases during 2013 were primarily driven by the VCB acquisition which was completed on July 1, 2013. Total average interest-earning assets increased $242,165,000 or 30.85% comparing the first quarter of 2014 to the same period of 2013.  Average total loans, including nonaccrual loans, increased $123,706,000 or 31.66% while average total investments and interest-earning deposits increased $113,855,000 or 28.39% in the three month period ended March 31, 2014 compared to the same period in 2013.  Average interest-bearing liabilities increased $124,667,000 or 24.11% over the same period. Average non-interest bearing demand deposits increased 54.35% to $348,552,000 in 2014 compared to $225,814,000 for 2013.  The ratio of average non-interest bearing demand deposits to average total deposits was 35.38% in the first quarter of 2014 compared to 30.69% for 2013.

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

Central Valley Community Bank (Bank)

The Bank commenced operations in January 1980 as a state-chartered bank.  As a state-chartered bank, the Bank is subject to primary supervision, examination and regulation by the Department of Business Oversight (DBO).  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the applicable limits thereof, and the Bank is subject to supervision, examination and regulations of the FDIC.

The Bank is a member of the FDIC, which currently insures customer deposits in each member bank to a maximum of $250,000 per depositor.  For this protection, the Bank is subject to the rules and regulations of the FDIC, and, as is the case with all insured banks, may be required to pay a quarterly statutory assessment.

The Bank operates 21 branches which serve the communities of Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2013 FDIC data, the Bank’s branches in Fresno, Madera, and Tulare Counties had a 4.58% combined deposit market share of all insured depositories. The

Bank’s branches in Merced, Sacramento, San Joaquin, and Stanislaus Counties had a 0.47% combined deposit market share of all insured depositories.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is determined in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 8.37% for the three months ended March 31, 2014 compared to 6.89% for the year ended December 31, 2013 and 6.07% for the annualized three months ended March 31, 2013.  Our net income for the three months ended March 31, 2014 increased $833,000 or 46.72% to $2,616,000 compared to $1,783,000 for the three months ended March 31, 2013.  Net income increased primarily due to an increase in interest income, partially offset by an increase in tax expense, a decrease in non-interest income, and an increase in non-interest expenses. Net interest margin (NIM) increased 39 basis points comparing the three month periods ended March 31, 2014 and 2013.  Diluted EPS was $0.24 for the three months ended March 31, 2014 and $0.18 for the same period in 2013.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2014 was 0.93% compared to 0.84% for the year ended December 31, 2013 and 0.82% for the annualized three months ended March 31, 2013.  The increase in ROA compared to December 2013 and same period in 2013 is due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the three months ended March 31, 2014 were $1,128,628,000 compared to $986,924,000 for the year ended December 31, 2013.  ROA for our peer group was 0.90% for the year ended December 31, 2013.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.24% for the three months ended March 31, 2014, compared to 3.85% for the same period in 2013.  The increase in net interest margin is principally due to an increase in the yield on earning assets which was greater than the decrease in our rates on interest-bearing liabilities.  An increase in the yield on the Company’s investment portfolio, the loan portfolio, and a decrease in the Company’s cost of funds contributed to the increase in the Company’s net interest margin. In comparing the two periods, the effective yield on total earning assets increased 35 basis points, while the cost of total interest bearing liabilities decreased 6 basis points and the cost of total deposits decreased 4 basis points.  The Company’s total cost of deposits for the three months ended March 31, 2014 was 0.12% compared to 0.16% for the same period in 2013.  At March 31, 2014, 35.38% of the Company’s average deposits were non-interest bearing compared to 31.56% for the Company’s peer group as of

December 31, 2013.  Net interest income before the provision for credit losses for the three month period ended March 31, 2014 was $10,099,000 compared to $6,845,000 for the same period in 2013.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank owned life insurance, and gains from sales of investment securities. Non-interest income for the three months ended March 31, 2014 decreased $249,000 or 11.19%, to $1,977,000 compared to $2,226,000 for the three months ended March 31, 2013.  The decrease resulted primarily from decreases in net realized gains on sales and calls of investment securities, and loan placement fees, offset by increases in service charge income, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and interchange fees compared to the comparable 2013 period.  Further detail of non-interest income is provided below.

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

The Company had non-performing loans totaling $4,982,000 or 0.97% of total loans as of March 31, 2014 and $7,586,000 or 1.48% of total loans at December 31, 2013.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods and collectibility has been reasonably assured.  The Company had no other real estate owned (OREO) at March 31, 2014. The Company had $190,000 OREO at December 31, 2013. The Company’s ratio of non-performing assets as a percentage of total assets was 0.44% as of March 31, 2014 and 0.68% at December 31, 2013.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $6,133,000 or 0.54% during the quarter ended ended March 31, 2014 to $1,139,502,000 compared to $1,145,635,000 as of December 31, 2013.  Total gross loans increased $2,064,000 to $514,421,000 as of March 31, 2014 compared to $512,357,000 as of December 31, 2013.  Total deposits decreased 1.31% to $990,996,000 as of March 31, 2014 compared to $1,004,143,000 as of December 31, 2013. Our loan to deposit ratio at March 31, 2014 was 51.91% compared to 51.02% at December 31, 2013.  The loan to deposit ratio of our peers was 72.44% at December 31, 2013.  Further discussion of loans and deposits is below.

Capital Adequacy

Capital serves as a source of funds and helps protect depositors and shareholders against potential losses.  The Company has historically maintained substantial levels of capital.  The assessment of capital adequacy is dependent on several factors including asset quality, earnings trends, liquidity and economic conditions.  Maintenance of adequate capital levels is integral to providing stability to the Company.  The Company needs to maintain substantial levels of regulatory capital to give it flexibility in the changing regulatory environment and to respond to changes in the market and economic conditions including acquisition opportunities.

The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of March 31, 2014, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 72.67% for the first three months of 2014 compared to 83.35% for the first three months of 2013.  The improvement in the efficiency ratio is primarily due to an increase in net interest income, partially offset by an increase in operating expenses. Further discussion of the increase in net interest income and increase in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains, increased 42.98% to $11,807,000 for the first three months of 2014 compared to $8,258,000 for the same period in 2013, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 24.65% to $8,580,000 from $6,883,000 for the same period in 2013.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $286,239,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013:

Net income increased to $2,616,000 for the three months ended March 31, 2014 compared to $1,783,000 for the three months ended March 31, 2013.  Basic and diluted earnings per share for March 31, 2014 were $0.24. Basic and diluted earnings per share for the same period in 2013 were $0.18. Annualized ROE was 8.37% for the three months ended March 31, 2014 compared to 6.07% for the three months ended March 31, 2013.  Annualized ROA for the three month periods ended March 31, 2014 and 2013 was 0.93% and 0.82%, respectively.

The increase in net income for the three months ended March 31, 2014 compared to the same period in 2013 can be attributed to an increase in interest income and a decrease in interest expense, partially offset by a decrease in non-interest income, an increase in income tax expense, and an increase in non-interest expense. The decrease in non-interest income was primarily driven by a decrease in net realized gains on sales and calls of investment securities, and a decrease in loan placement fees, partially offset by an increase in interchange fees, an increase in service charge income, and an increase in Federal Home Loan Bank dividends compared to the comparable 2013. period. Non-interest expenses increased due to an increase in salaries and employee benefits, occupancy and equipment expenses, data processing expenses, Internet banking expenses, regulatory assessments, ATM/debit card expenses, license and maintenance contracts and advertising expenses. Further discussion of non-interest expenses is below.

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

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and nonaccrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$68,761	$53	0.31%	$31,249	$30	0.39%
Securities
Taxable securities	289,845	1,347	1.86%	220,593	402	0.73%
Non-taxable securities (1)	156,026	2,124	5.45%	148,847	2,027	5.45%
Total investment securities	445,871	3,471	3.11%	369,440	2,429	2.63%
Federal funds sold	239	—	0.25%	327	—	0.30%
Total securities and interest-earning deposits	514,871	3,524	2.74%	401,016	2,459	2.45%
Loans (2) (3)	507,736	7,618	6.08%	380,075	5,411	5.77%
Federal Home Loan Bank stock	4,499	76	6.76%	3,850	22	2.29%
Total interest-earning assets	1,027,106	$11,218	4.37%	784,941	$7,892	4.02%
Allowance for credit losses	(9,234)			(10,006)
Nonaccrual loans	6,643			10,598
Other real estate owned	32			—
Cash and due from banks	24,449			19,150
Bank premises and equipment	10,533			6,237
Other non-earning assets	69,099			59,498
Total average assets	$1,128,628			$870,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$253,136	$70	0.11%	$201,973	$72	0.14%
Money market accounts	216,338	53	0.10%	169,302	57	0.14%
Time certificates of deposit, under $100,000	53,246	53	0.40%	54,460	55	0.41%
Time certificates of deposit, $100,000 and over	113,777	121	0.43%	84,179	109	0.53%
Total interest-bearing deposits	636,497	297	0.19%	509,914	293	0.23%
Other borrowed funds	5,155	24	1.89%	7,071	42	2.41%
Total interest-bearing liabilities	641,652	$321	0.20%	516,985	$335	0.26%
Non-interest bearing demand deposits	348,552			225,814
Other liabilities	13,460			10,162
Shareholders’ equity	124,964			117,457
Total average liabilities and shareholders’ equity	$1,128,628			$870,418
Interest income and rate earned on average earning assets		$11,218	4.37%		$7,892	4.02%
Interest expense and interest cost related to average interest-bearing liabilities		321	0.20%		335	0.26%
Net interest income and net interest margin (4)		$10,897	4.24%		$7,557	3.85%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $722 and $689 in 2014 and 2013, respectively.

(2)	Loan interest income includes loan fees of $42 in 2014 and $30 in 2013

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $2,207,000 or 40.79% for the three months ended March 31, 2014 compared to the same period in 2013. Net interest income during the first quarter of 2014 was positively impacted by the collection of nonaccrual loans totaling $1,618,000 which resulted in recovery of interest income of $721,000. Average total loans, including nonaccrual loans, for the three months ended March 31, 2014 increased $123,706,000 or 31.66% to $514,379,000 compared to $390,673,000 for the same period in 2013.  The yield on average loans was 6.08% for the three months ended 2014 as compared to 5.77% for the same period in 2013.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $1,033,000 in the first three months of 2014 to $2,802,000 compared to $1,769,000, for the same period in 2013.  The yield on average investments increased 29 basis points to 2.74% for the three month period ended March 31, 2014 compared to 2.45% for the same period in 2013. The realized yields on mortgage-backed securities increased due to a slowdown in mortgage prepayments during this period compared to the prior year period, which contributed to the increase in net interest margin. Average total securities and interest-earning deposits for the first three months of 2014 increased $113,855,000 or 28.39% to $514,871,000 compared to $401,016,000 for the same period in 2013.  Income from investments represents 27.75% of net interest income for the first three months of 2014 compared to 25.84% for the same period in 2013.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2014, we held $272,036,000 or 64.45% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.86%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized gain on the investment portfolio was $1,734,000 at March 31, 2014 and is reflected in the Company’s equity.  At March 31, 2014, the average life of the investment portfolio was 5.86 years and the fair value of the portfolio reflected a pre-tax loss of $2,701,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2014, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $39,989,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $26,502,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income on a non-tax equivalent basis for the three months ended March 31, 2014 increased $3,240,000 or 45.13% to $10,420,000 compared to $7,180,000 for the three months ended March 31, 2013.  The yield on interest earning assets increased 35 basis point to 4.37% on a fully tax equivalent basis for the three months ended March 31, 2014 from 4.02% for the three months ended March 31, 2013, primarily due to the increase in yields on investments and loans.  Average interest earning assets increased to $1,027,106,000 for the three months ended March 31, 2014 compared to $784,941,000 for the three months ended March 31, 2013.  The $242,165,000 increase in average earning assets can be attributed to the $113,855,000 increase in average investments and a $127,661,000 or 33.59% increase in average loans.

Interest expense on deposits for the three months ended March 31, 2014 increased $4,000 or 1.37% to $297,000 compared to $293,000 for the three months ended March 31, 2013.  This increase in interest expense was primarily due to increase in average interest bearing deposits. The average interest rate on interest bearing deposits decreased 4 basis points to 0.19% for the three months ended March 31, 2014 from 0.23% in 2013 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 24.82% or $126,583,000 to $636,497,000 for the three months ended March 31, 2014 compared to $509,914,000 for the same period ended March 31, 2013.

Average other borrowed funds decreased $1,916,000 or 27.10% to $5,155,000 with an effective rate of 1.89% for the three months ended March 31, 2014 compared to $7,071,000 with an effective rate of 2.41% for the three months ended March 31, 2013.  As a result, total interest expense on other borrowed funds decreased $18,000 to $24,000 for the three months ended March 31, 2014 from $42,000 for the three months ended March 31, 2013.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term borrowings. FHLB advances have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.84% and 1.90% at March 31, 2014 and 2013, respectively.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 6 basis points to 0.20% for the three month period ended March 31, 2014 compared to 0.26% for 2013, while the cost of total deposits decreased to 0.12% for the three month period ended March 31, 2014 compared to 0.16% for same period in 2013.  Average non-interest bearing demand deposits increased 54.35% to $348,552,000 in 2014 compared to $225,814,000 for 2013.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 35.38% in the three month period of 2014 compared to 30.69% for the same period in 2013.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2014 increased by $3,254,000 or 47.54% to $10,099,000 compared to $6,845,000 for the same period in 2013.  The increase was due to the increase in average earning assets, a 4 basis point decrease in the average interest rate on deposits, asset mix changes, partially offset by an increase in average interest-bearing liabilities. Net interest income for the first three months of 2014 was positively impacted by the collection of nonaccrual loans totaling $1,618,000 which resulted in recover of interest income of $721,000. Average interest earning assets were $1,027,106,000 for the three months ended March 31, 2014 with a net interest margin (fully tax equivalent basis) of 4.24% compared to $784,941,000 with a net interest margin (fully tax equivalent basis) of 3.85% for the three months ended March 31, 2013.  The $242,165,000 increase in average earning assets can be attributed to the $113,855,000 increase in total investments and $127,661,000 or 33.59% in average loans.  Average interest bearing liabilities increased 24.11% to $641,652,000 for the three months ended March 31, 2014, compared to $516,985,000 for the same period in 2013.  For the three months ended March 31, 2014, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 29 basis points. The effective yield on loans increased 31 basis points.

Provision for Credit Losses

We provide for probable incurred credit losses by a charge to operating income based upon the composition of the loan portfolio, delinquency levels, losses and nonperforming assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or when continuance as an active earning bank asset is not warranted.

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

The allowance for credit losses is reviewed at least quarterly by the Board’s Audit/Compliance Committee and by the Board of Directors.  Reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired credit for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s potential loss exposure.

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	March 31, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$1,711	17.0%	$1,928	17.0%
Agricultural land and production	301	6.1%	516	6.1%
Total commercial	2,012		2,444
Real estate:
Owner occupied	1,635	30.6%	1,697	30.6%
Real estate construction and other land loans	1,114	8.3%	1,289	8.3%
Commercial real estate	1,245	16.8%	1,406	16.8%
Agricultural real estate	621	8.6%	672	8.6%
Other real estate	57	0.9%	110	0.9%
Total real estate	4,672	65.2%	5,174	65.2%
Consumer:
Equity loans and lines of credit	1,116	9.5%	874	9.5%
Consumer and installment	275	2.2%	294	2.2%
Total consumer	1,391		1,168
Unallocated reserves	246		422
Total allowance for credit losses	$8,321		$9,208

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio as of any reporting date. We assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

There were no additions made to the allowance for credit losses in the first three months of 2014 and 2013.  The absence of provisions is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below. The reserves on real estate related credits declined due to reductions in specific reserves on impaired credits as a result of improvements in the Company’s collateral position. During the three months ended March 31, 2014, the Company had net charge offs totaling $887,000 compared to $644,000 for the same period in 2013. The majority of the net decrease in the allowance was related to a nonaccrual commercial and industrial loan charged off.  The charged off loans were previously classified and sufficient funds related to these impaired credits were held in the allowance for credit losses as of December 31, 2013.

Nonperforming loans were $4,982,000 and $7,586,000 at March 31, 2014 and December 31, 2013, respectively, and $11,015,000 at March 31, 2013.  Nonperforming loans as a percentage of total loans were 0.97% at March 31, 2014 compared to 1.48% at December 31, 2013 and 2.82% at March 31, 2013.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 0.69% for the three months ended March 31, 2014, and 0.66% for the same period in 2013.

We anticipate weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make significant provisions to the allowance for credit losses in the future.  We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of March 31, 2014, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $10,099,000 for the three months period ended March 31, 2014 and $6,845,000 for the same period in 2013.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $1,977,000 for the three months ended March 31, 2014 compared to $2,226,000 for the same period in 2013.  The $249,000 or 11.19% decrease in non-interest income was primarily due to a $544,000 decrease in net realized gains on sales and calls of investment securities and a $107,000 decrease in loan placement fees, partially offset by a $54,000 increase in Federal Home Loan Bank dividends, and an increase in customer service charges of $110,000.

During the three months ended March 31, 2014, we realized a net gain on sales and calls of investment securities of $269,000 compared to $813,000 for the same period in 2013.  The net gain realized on sales and calls of investment securities was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges increased $110,000 or 15.76% to $808,000 for the first three months of 2014 compared to $698,000 for the same period in 2013. Interchange fees increased $91,000 to $287,000 first three months of 2014 compared to $196,000 for the same period in 2013. Loan placement fees decreased $107,000 or 64.85% to $58,000 for the first three months of 2014 compared to $165,000 for the same period in 2013, primarily due to an decrease in mortgage refinances.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $4,499,000 in FHLB stock.  We received dividends totaling $76,000 in the three months ended March 31, 2014, compared to $22,000 for the same period in 2013.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,803,000 or 26.01% to $8,736,000 for the three months ended March 31, 2014, compared to $6,933,000 for the three months ended March 31, 2013.  The net increase in 2014 was a result of increases in occupancy and equipment expenses of $229,000, salaries and employee benefits of $892,000, data processing expenses of $147,000, Internet banking expenses of $57,000, ATM/Debit card expenses of $41,000, license and maintenance contracts of $31,000, other non-interest expenses of $307,000, regulatory assessments of $55,000, and advertising fees of $13,000.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sales and calls of investments and OREO related gains and losses) was 72.67% for the first three months of 2014 compared to 83.35% for the three months ended March 31, 2013. The improvement in the efficiency ratio is primarily due to an increase in net interest income, partially offset by increases in operating expenses.

Salaries and employee benefits increased $892,000 or 22.19% to $4,911,000 for the first three months of 2014 compared to $4,019,000 for the three months ended March 31, 2013.  Full time equivalents were 267 at March 31, 2014, compared to 208 at March 31, 2013. The increase in full time equivalent employees was primarily a result of the VCB acquisition.

Occupancy and equipment expense increased $229,000 or 25.42% to $1,130,000 for the three months ended March 31, 2014 compared to $901,000 for the three months ended March 31, 2013. The increase in 2014 was primarily due to increases in rent and depreciation expense for the premises acquired from VCB. The Company made no changes in its depreciation expense methodology.

Regulatory assessments increased to $198,000 for the three month period ended March 31, 2014 compared to $143,000 for the same period in 2013.  The assessment base for calculating the amount owed is average assets minus average tangible equity.

Other categories of non-interest expenses increased $307,000 or 31.98% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Quarter Ended March 31,
	2014		2013
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$69	0.02%	$55	0.03%
Director fees and related expenses	66	0.02%	55	0.03%
Amortization of software	61	0.02%	58	0.03%
Loss on sale or write-down of assets	66	0.02%	102	0.05%
Postage	60	0.02%	43	0.02%
Legal	60	0.02%	31	0.01%
Donations	56	0.02%	42	0.02%
Personnel other	53	0.02%	38	0.02%
Armored courier fees	52	0.02%	28	0.01%
Consulting	50	0.02%	38	0.02%
Telephone	42	0.01%	45	0.02%
Appraisal fees	37	0.01%	18	0.01%
Education/training	35	0.01%	26	0.01%
General insurance	34	0.01%	30	0.01%
Operating losses	2	—%	5	—%
Acquisition and integration	—	—%	8	—%
Other	524	0.19%	338	0.16%
Total other non-interest expense	$1,267	0.45%	$960	0.44%

Provision for Income Taxes

Our effective income tax rate was 21.68% for the three months ended March 31, 2014 compared to 16.60% for the three months ended March 31, 2013. The Company reported an income tax provision of $724,000 for the three months ended March 31, 2014, compared to $355,000 for the three months ended March 31, 2013.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits. In 2013, the Company benefited from tax credits and deductions related to the California enterprise zone program; however, those benefits were reduced beginning January 1, 2014 due to legislative changes affecting the program. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2014, the Company determined that the deferred tax valuation allowance in the amount of $108,000 for California capital loss carryforwards was appropriate.

Preferred Stock Dividends and Accretion

On August 18, 2011, the Company entered into a Securities Purchase Agreement with the Small Business Lending Fund of the United States Department of the Treasury (the “Treasury”), under which the Company issued 7,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, to the Treasury for an aggregate purchase price of $7,000,000.

On December 31, 2013, the Company redeemed all 7,000 outstanding shares of its Series C Preferred from the Treasury, in exercise of its optional redemption rights pursuant to the terms of the Series C Preferred under the Company’s charter and the SPA. The Company paid the Treasury $7,087,500 in connection with the redemption, representing $1,000 per share of the Series C Preferred plus all accrued and unpaid dividends through the date of the redemption. The obligations of the Company under the SPA were terminated as a result of the redemption. No additional shares of Series C Preferred are outstanding.

The Company accrued preferred stock dividends to the Treasury in the amount of $87,000 during the three months ended March 31, 2013.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2014 compared to December 31, 2013.

Total assets were $1,139,502,000 as of March 31, 2014, compared to $1,145,635,000 as of December 31, 2013, a decrease of 0.54% or $6,133,000.  Total gross loans were $514,421,000 as of March 31, 2014, compared to $512,357,000 as of December 31, 2013, an increase of $2,064,000 or 0.40%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 1.68% or $8,895,000 to $520,503,000.  Total deposits decreased 1.31% or $13,147,000 to $990,996,000 as of March 31, 2014, compared to $1,004,143,000 as of December 31, 2013.  Shareholders’ equity increased $6,125,000 or 5.10% to $126,168,000 as of March 31, 2014, compared to $120,043,000 as of December 31, 2013, driven by increases in retained earnings and accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $17,183,000 as of March 31, 2014, compared to $16,294,000 as of December 31, 2013, an increase of $889,000.

Fair Value

The Company measures the fair values of its financial instruments utilizing a hierarchical framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 3 of the Notes to Consolidated Financial Statements (unaudited) for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2014, investment securities with a fair value of $96,749,000, or 22.92% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The size of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at March 31, 2014 was 51.91% compared to 51.02% at December 31, 2013.  The loan to deposit ratio of our peers was 72.44% at December 31, 2013.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 1.68% or $8,895,000 to $520,503,000 at March 31, 2014, from $529,398,000 at December 31, 2013.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $2,701,000 at March 31, 2014, compared to an unrealized gain of $3,884,000 at December 31, 2013.

The board and management have had many discussions about their strategy for risk management in dealing with potential losses should interest rates begin to rise. Since June 2013, we have been managing the portfolio with an objective of minimizing the risk of rising interest rates on the fair value of the overall portfolio.  We have restructured the portfolio a few times by selling off securities and investing in variable rate securities with shorter duration.  In January, 2014 management designated a block of municipal debt securities with a “Held-to-Maturity” (HTM) designation, to further minimize the impact of unrealized losses in the portfolio affecting our tangible net worth.

As of February 1, 2014, approximately $31 million (book value) in municipal debt securities were transferred to HTM status. The net unrealized gain on the block identified was $163,000. The net unrealized gain as of the transfer will continue to be recorded in accumulated other comprehensive income (AOCI); however, it will be amortized/accreted (depending upon whether or not there was a gain or loss) prospectively over the remaining life of the security from AOCI. The amortization/accretion will be in a manner consistent with the recognition of a premium or discount (e.g., the effective interest method). In addition, the transfer created a net premium of $163,000 to the carrying amount of the security. Typically, this amortization/accretion will have no net impact on the reported yield of the security because the amortization/accretion of the amount in AOCI and the amortization/accretion of the discount/premium will offset each other.

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

Management evaluated all available-for-sale and held-to-maturity investment securities with an unrealized loss at March 31, 2014 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2014 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.

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

At March 31, 2014, the Company held seven U.S. Government agency securities, of which one was in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, the Company held 140 obligations of states and political subdivision securities of which 23 were in a loss position for less than 12 months and 15 were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, the Company held 217 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 43 were in a loss position for less than 12 months and 16 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, the Company had a total of 21 PLRMBS with a remaining principal balance of $3,957,000 and a net unrealized gain of approximately $1,254,000.  Eight of these PLRMBS with a remaining principal balance of $3,144,000 had credit ratings below investment grade.  There were no PLRMBS in a loss position at March 31, 2014. The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the three month period ended March 31, 2014.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $2,064,000 or 0.40% to $514,421,000 as of March 31, 2014, compared to $512,357,000 as of December 31, 2013. The table below includes loans acquired at fair value on July 1, 2013 with outstanding balances of $91,682,000 and $99,948,000 as of March 31, 2014 and December 31, 2013, respectively.
The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	March 31, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$87,353	17.0%	$87,082	17.0%
Agricultural land and production	24,969	4.8%	31,649	6.1%
Total commercial	112,322	21.8%	118,731	23.1%
Real estate:
Owner occupied	159,343	31.0%	156,781	30.6%
Real estate construction and other land loans	37,081	7.2%	42,329	8.3%
Commercial real estate	90,794	17.6%	86,117	16.8%
Agricultural real estate	52,107	10.1%	44,164	8.6%
Other real estate	4,520	0.9%	4,548	0.9%
Total real estate	343,845	66.8%	333,939	65.2%
Consumer:
Equity loans and lines of credit	47,210	9.2%	48,594	9.5%
Consumer and installment	11,160	2.2%	11,252	2.2%
Total consumer	58,370	11.4%	59,846	11.7%
Deferred loan fees, net	(116)		(159)
Total gross loans	514,421	100.0%	512,357	100.0%
Allowance for credit losses	(8,321)		(9,208)
Total loans	$506,100		$503,149

As of March 31, 2014, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 97.8% of total loans, of which 21.8% were commercial and 76.0% were real-estate-related.  This level of concentration is consistent with 97.8% at December 31, 2013.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at March 31, 2014 or December 31, 2013.

At March 31, 2014, loans acquired in the VCB acquisition had a balance of $91,682,000, of which $8,972,000 were commercial loans, $68,430,000 were real estate loans, and $14,280,000 were consumer loans. At December 31, 2013, loans acquired in the VCB acquisition had a balance of $99,948,000, of which $12,686,000 were commercial loans, $71,833,000 were real estate loans, and $15,429,000 were consumer loans.

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

At March 31, 2014, total nonperforming assets totaled $4,982,000, or 0.44% of total assets, compared to $7,776,000, or 0.68% of total assets at December 31, 2013.  Total nonperforming assets at March 31, 2014, included nonaccrual loans totaling $4,982,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2013 consisted of $7,586,000 in nonaccrual loans, $190,000 OREO, and no repossessed assets. At March 31, 2014, we had nine loans considered troubled debt restructurings (“TDRs”) totaling $3,519,000 which are included in nonaccrual loans compared to ten TDRs totaling $4,595,000 at December 31, 2013. At March 31, 2014, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

A summary of nonperforming loans at March 31, 2014 and December 31, 2013 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2014 or December 31, 2013.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans
Commercial and industrial	$76	$335
Owner occupied	816	1,777
Commercial real estate	149	158
Equity loans and lines of credit	422	721
Troubled debt restructured loans (non-accruing)
Commercial and industrial	215	1,192
Owner occupied	375	384
Real estate construction and other land loans	1,401	1,450
Equity loans and lines of credit	1,528	1,565
Consumer and installment	—	4
Total nonaccrual	4,982	7,586
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$4,982	$7,586
Nonperforming loans to total loans	0.97%	1.48%
Ratio of nonperforming loans to allowance for credit losses	59.87%	82.38%
Loans considered to be impaired	$10,558	$13,357
Related allowance for credit losses on impaired loans	$338	$1,007

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2014 and December 31, 2013, we had impaired loans totaling $10,558,000 and $13,357,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in nonaccrual loans for the first three months of 2014.

(In thousands)	Balance, December 31, 2013	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, March 31, 2014
Nonaccrual loans:
Commercial and industrial	$335	$—	$(259)	$—	$—	$—	$76
Real estate	1,935	—	(970)	—	—	—	965
Equity loans and lines of credit	721	—	(240)	—	—	(59)	422
Restructured loans (non-accruing):
Commercial and industrial	1,192	—	(54)	—	—	(923)	215
Real estate	384	—	(9)	—	—	—	375
Real estate construction and other land loans	1,450	—	(49)	—	—	—	1,401
Equity loans and lines of credit	1,565	—	(37)	—	—	—	1,528
Consumer	4	—	—	—	(4)	—	—
Total nonaccrual	$7,586	$—	$(1,618)	$—	$(4)	$(982)	$4,982

The following table provides a summary of the change in the OREO balance for the three months ended March 31, 2014:

Balance
(In thousands)	March 31, 2014
Balance, December 31, 2013	$190
Additions	—
Dispositions	(254)
Write-downs	—
Net gain on disposition	64
Balance, March 31, 2014	—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs.   We had no OREO properties at March 31, 2014.

Allowance for Credit Losses

We have established a methodology for the determination of provisions for credit losses made up of general and specific allocations.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans.  The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan portfolio as of the balance-sheet date. The allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. During the first quarter of 2013, management determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators. Management determined that it was necessary to expand the average period, from a 16 quarter rolling average to a 20 quarter, to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.

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

The allowance for credit losses is an estimate of the probable incurred losses in our loan and lease portfolio.  The allowance is based on: (1) losses accrued for on loans when they are probable of occurring and can be reasonably estimated and (2) losses accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013	2013
Balance, beginning of period	$9,208	$10,133	$10,133
Provision charged to operations	—	—	—
Losses charged to allowance	(1,014)	(1,446)	(715)
Recoveries	127	521	71
Balance, end of period	$8,321	$9,208	$9,489
Allowance for credit losses to total loans at end of period	1.62%	1.80%	2.43%

As of March 31, 2014, the balance in the allowance for credit losses was $8,321,000 compared to $9,208,000 as of December 31, 2013.  The decrease was due to net charge offs during the three months ended March 31, 2014 being greater than the amount of the provision for credit losses.  Net charge offs totaled $887,000 while there was no provision for credit losses. The majority of the net charge off in 2014 was related to a nonaccrual commercial and industrial loan charged off in the first quarter which was reserved for as of December 31, 2013 The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $197,533,000 as of March 31, 2014, compared to $192,667,000 as of December 31, 2013.  At March 31, 2014, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $157,000.  The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of March 31, 2014, the allowance for credit losses was 1.62% of total gross loans compared to 1.80% as of December 31, 2013. The decrease in the ALLL as a percentage of total loans is primarily due to historical losses dropping out of the required reserve computation. In addition, the specific reserves on impaired real estate related credits declined due to improvements in the Company’s collateral position. The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios.

Non-performing loans totaled $4,982,000 as of March 31, 2014, and $7,586,000 as of December 31, 2013.  The allowance for credit losses as a percentage of nonperforming loans was 167.02% and 121.38% as of March 31, 2014 and December 31, 2013, respectively.  Management believes the allowance at March 31, 2014 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2014, was $29,917,000 consisting of $14,643,000, $8,934,000 and $6,340,000 representing the excess of the cost of Service 1st, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

Management performed an annual impairment test in the third quarter of 2013 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2014.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of seven to ten years from the date of acquisition.  The carrying value of intangible assets at March 31, 2014 was $1,596,000, net of $1,169,000 in accumulated amortization expense.  The carrying value at December 31, 2013 was $1,680,000, net of $1,085,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2014.  Amortization expense recognized was $84,000 for the three month period ended March 31, 2014 and $50,000 for the three month period ended March 31, 2013.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2014	$253
2015	320
2016	137
2017	137
2018	137
Thereafter	612
$1,596

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits decreased $13,147,000 or 1.31% to $990,996,000 as of March 31, 2014, compared to $1,004,143,000 as of December 31, 2013, due to recurring seasonal patterns.  Interest-bearing deposits decreased $11,132,000 or 1.72% to

$636,619,000 as of March 31, 2014, compared to $647,751,000 as of December 31, 2013.  Non-interest bearing deposits decreased $2,015,000 or 0.57% to $354,377,000 as of March 31, 2014, compared to $356,392,000 as of December 31, 2013.  Average non-interest bearing deposits to average total deposits was 35.38% for the three months ended March 31, 2014 compared to 30.69% for the same period in 2013.

The composition of the deposits and average interest rates paid at March 31, 2014 and December 31, 2013 is summarized in the table below.

(Dollars in thousands)	March 31, 2014	% of Total Deposits	Effective Rate	December 31, 2013	% of Total Deposits	Effective Rate
NOW accounts	$194,877	19.7%	0.13%	$182,364	18.2%	0.15%
MMA accounts	208,921	21.0%	0.10%	234,515	23.3%	0.12%
Time deposits	165,384	16.7%	0.42%	168,954	16.8%	0.48%
Savings deposits	67,437	6.8%	0.07%	61,918	6.2%	0.08%
Total interest-bearing	636,619	64.2%	0.19%	647,751	64.5%	0.22%
Non-interest bearing	354,377	35.8%		356,392	35.5%
Total deposits	$990,996	100.0%		$1,004,143	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of March 31, 2014 or December 31, 2013. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to Liquidity section below for further discussion of FHLB advances.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 1.84% and 1.90% at March 31, 2014 and 2013, respectively. Interest expense recognized by the Company for the three months ended March 31, 2014 and 2013 was $24,000 and $25,000, respectively.

Capital

Our shareholders’ equity was $126,168,000 as of March 31, 2014, compared to $120,043,000 as of December 31, 2013.  The increase in shareholders’ equity is the result of an increase of $35,000 in common stock, an increase of $2,070,000 in retained earnings, and an increase in accumulated other comprehensive income net of tax of $4,020,000 for the three months ended March 31, 2014.

During the first quarter ended of 2014, the Company declared and paid $546,000 in cash dividends ($0.05 per common share) to holders of common stock. The Company declared and paid a total of $2,048,000 in cash dividends ($0.20 per common share) to holders of common stock during the year ended December 31, 2013. During the first quarter of 2014, the Bank declared and paid cash dividends to the Company of $500,000 in connection with the cash dividends approved by the Company’s Board of Directors. During 2013, the Bank declared and paid cash dividends to the Company of $18,000,000 in connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends approved by the Company’s Board of Directors. The Bank would not declare any dividend that, subsequent to payment, would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$94,381	8.63%	$88,320	8.14%
Minimum regulatory requirement	$43,739	4.00%	$43,394	4.00%
Central Valley Community Bank	$93,844	8.59%	$87,674	8.09%
Minimum requirement for “Well-Capitalized” institution	$54,648	5.00%	$54,218	5.00%
Minimum regulatory requirement	$43,718	4.00%	$43,375	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$94,381	14.67%	$88,320	13.88%
Minimum regulatory requirement	$25,734	4.00%	$25,454	4.00%
Central Valley Community Bank	$93,844	14.60%	$87,674	13.79%
Minimum requirement for “Well-Capitalized” institution	$38,567	6.00%	$38,151	6.00%
Minimum regulatory requirement	$25,711	4.00%	$25,434	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$102,428	15.92%	$96,292	15.13%
Minimum regulatory requirement	$51,468	8.00%	$50,908	8.00%
Central Valley Community Bank	$101,884	15.85%	$95,639	15.04%
Minimum requirement for “Well-Capitalized” institution	$64,278	10.00%	$63,585	10.00%
Minimum regulatory requirement	$51,422	8.00%	$50,868	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital. Accordingly, $3,637,000 in disallowed deferred tax assets were deducted from Tier 1 capital for the Company at March 31, 2014, compared to $7,330,000 at December 31, 2013. $3,442,000 in disallowed deferred tax assets were deducted from Tier 1 capital for the Bank at March 31, 2014, compared to $7,155,000 at December 31, 2013. The Company's deferred tax assets decreased approximately $3.147 million since December 31, 2013.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2014, the Company had unpledged securities totaling $325,324,000 available as a secondary source of liquidity and total cash and cash equivalents of $95,531,000.  Cash and cash equivalents at March 31, 2014 decreased 14.74% compared to December 31, 2013.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2014, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $286,239,000 in unused FHLB advances and a $19,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2014, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2014 and December 31, 2013:

Credit Lines (In thousands)	March 31, 2014	December 31, 2013
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$286,239	$272,797
Balance outstanding	$—	$—
Collateral pledged	$153,611	$119,539
Fair value of collateral	$153,814	$119,902
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$19	$51
Balance outstanding	$—	$—
Collateral pledged	$18	$48
Fair value of collateral	$19	$52

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 9 of the Notes to Consolidated Financial Statements included herein and Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2013 Annual Report to Shareholders on Form 10-K.

In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2013 Annual Report to Shareholders on Form 10-K.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With respect to risks and uncertainties relating to the recently completed acquisition of Visalia Community Bank, you should consider the factors discussed under the caption “Risk Factors” in the Registration Statement on Form S-4 filed with the SEC relating to the acquisition.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

No material changes to report.

ITEM 4 MINE SAFETY DISCLOSURES

None to report

ITEM 5 OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

10.110	Executive Salary Continuation Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014

10.111	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014

10.112	Restricted Stock Agreement by and between Central Valley Community Bancorp and James M. Ford, dated March 19, 2014

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: May 12, 2014	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: May 12, 2014	/s/ David A. Kinross
David A. Kinross
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

10.110	Executive Salary Continuation Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014 (1)

10.111	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014 (1)

10.112	Restricted Stock Agreement by and between Central Valley Community Bancorp and James M. Ford, dated March 19, 2014 (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.