Form 10-Q
period 2014-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2014-08-07
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 1, 2014 there were 10,927,925 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2014 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$30,504	$25,878
Interest-earning deposits in other banks	36,096	85,956
Federal funds sold	295	218
Total cash and cash equivalents	66,895	112,052
Available-for-sale investment securities (Amortized cost of $434,162 at June 30, 2014 and $447,108 at December 31, 2013)	441,223	443,224
Held-to-maturity investment securities (Fair value of $33,666 at June 30, 2014)	31,711	—
Loans, less allowance for credit losses of $7,307 at June 30, 2014 and $9,208 at December 31, 2013	537,848	503,149
Bank premises and equipment, net	10,540	10,541
Other real estate owned	—	190
Bank owned life insurance	20,647	19,443
Federal Home Loan Bank stock	4,791	4,499
Goodwill	29,917	29,917
Core deposit intangibles	1,512	1,680
Accrued interest receivable and other assets	15,604	20,940
Total assets	$1,160,688	$1,145,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$351,341	$356,392
Interest bearing	657,871	647,751
Total deposits	1,009,212	1,004,143

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	15,390	16,294
Total liabilities	1,029,757	1,025,592
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,927,925 at June 30, 2014 and 10,914,680 at December 31, 2013	54,066	53,981
Retained earnings	72,565	68,348
Accumulated other comprehensive income (loss), net of tax	4,300	(2,286)
Total shareholders’ equity	130,931	120,043
Total liabilities and shareholders’ equity	$1,160,688	$1,145,635

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$7,278	$5,435	$14,896	$10,846
Interest on deposits in other banks	44	29	97	59
Interest and dividends on investment securities:
Taxable	1,439	352	2,786	753
Exempt from Federal income taxes	1,434	1,398	2,836	2,736
Total interest income	10,195	7,214	20,615	14,394
INTEREST EXPENSE:
Interest on deposits	267	312	564	605
Interest on junior subordinated deferrable interest debentures	23	24	47	49
Other	—	—	—	17
Total interest expense	290	336	611	671
Net interest income before provision for credit losses	9,905	6,878	20,004	13,723
PROVISION FOR CREDIT LOSSES	(400)	—	(400)	—
Net interest income after provision for credit losses	10,305	6,878	20,404	13,723
NON-INTEREST INCOME:
Service charges	822	673	1,630	1,371
Appreciation in cash surrender value of bank owned life insurance	157	97	303	193
Interchange fees	342	213	629	409
Net (loss) gain on disposal of other real estate owned	(1)	—	63	—
Net realized gains on sales of investment securities	64	320	333	1,133
Federal Home Loan Bank dividends	75	32	151	54
Loan placement fees	131	214	189	379
Other income	454	278	723	514
Total non-interest income	2,044	1,827	4,021	4,053
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,845	3,974	9,756	7,868
Occupancy and equipment	1,320	901	2,450	1,802
Data processing	463	289	913	592
Regulatory assessments	193	154	391	297
ATM/Debit card expenses	160	109	310	218
License and maintenance contracts	128	100	258	199
Advertising	153	80	308	222
Audit and accounting fees	175	136	307	271
Internet banking expense	96	76	225	148
Acquisition and integration	—	380	—	513
Amortization of core deposit intangibles	84	50	168	100
Other	1,117	974	2,384	1,926
Total non-interest expenses	8,734	7,223	17,470	14,156
Income before provision for income taxes	3,615	1,482	6,955	3,620
Provision for income taxes	922	195	1,646	550
Net income	$2,693	$1,287	$5,309	$3,070
Preferred stock dividends and accretion	—	88	—	175
Net income available to common shareholders	$2,693	$1,199	$5,309	$2,895
Earnings per common share:
Basic earnings per share	$0.25	$0.13	$0.49	$0.30
Weighted average common shares used in basic computation	10,918,065	9,587,376	10,917,010	9,573,257
Diluted earnings per share	$0.24	$0.12	$0.48	$0.30
Weighted average common shares used in diluted computation	10,999,663	9,644,938	10,996,572	9,629,771
Cash dividend per common share	$0.05	$0.05	$0.10	$0.10

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$2,693	$1,287	$5,309	$3,070
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising and transferred during the period	4,424	(11,921)	11,441	(13,992)
Less: reclassification for net gains included in net income	64	320	333	1,133
Amortization of net unrealized gains transferred during the period	—	—	(18)	—
Other comprehensive income (loss), before tax	4,360	(12,241)	11,090	(15,125)
Tax (expense) benefit related to items of other comprehensive income	(1,794)	5,037	(4,504)	6,224
Total other comprehensive income (loss)	2,566	(7,204)	6,586	(8,901)
Comprehensive income (loss)	$5,259	$(5,917)	$11,895	$(5,831)

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,309	$3,070
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(146)	(162)
Depreciation	675	501
Accretion	(451)	(385)
Amortization	3,807	4,675
Stock-based compensation	54	50
Tax benefit from exercise of stock options	(6)	(16)
Provision for credit losses	(400)	—
Net realized gains on sales of available-for-sale investment securities	(333)	(1,133)
Net loss (gain) on disposal of premises and equipment	66	(1)
Net gain on sale of other real estate owned	(63)	—
Increase in bank owned life insurance, net of expenses	(303)	(193)
Net decrease (increase) in accrued interest receivable and other assets	22	(205)
Net decrease in prepaid FDIC assessments	—	1,542
Net increase in accrued interest payable and other liabilities	(903)	(124)
Provision for (benefit from) deferred income taxes	815	(548)
Net cash provided by operating activities	8,143	7,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(96,574)	(75,306)
Proceeds from sales or calls of available-for-sale investment securities	52,241	35,853
Proceeds from maturity and principal repayments of available-for-sale investment securities	22,856	44,822
Net increase in loans	(34,388)	(9,997)
Proceeds from sale of other real estate owned	488	—
Purchases of premises and equipment	(739)	(620)
Purchases of bank owned life insurance	(900)	—
FHLB stock (purchased) redeemed	(292)	48
Proceeds from sale of premises and equipment	—	1
Net cash used in investing activities	(57,308)	(5,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	10,157	(18,308)
Net (decrease) increase in time deposits	(5,088)	5,273
Repayments of short-term borrowings to Federal Home Loan Bank	—	(4,000)
Proceeds from exercise of stock options	25	773
Excess tax benefit from exercise of stock options	6	16
Cash dividend payments on common stock	(1,092)	(956)
Cash dividend payments on preferred stock	—	(175)
Net cash provided by (used in) financing activities	4,008	(17,377)
Decrease in cash and cash equivalents	(45,157)	(15,505)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,052	52,956
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,895	$37,451

	For the Six Months Ended June 30,
(In thousands)	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$627	$750
Income taxes	$620	$940
Non-cash investing and financing activities:
Foreclosure of loan collateral and recognition of other real estate owned	$235	$—
Transfer of securities from available-for-sale to held-to-maturity	$31,346	$—
Unrealized gain on transfer of securities from available-for-sale to held-to-maturity	$163	$—
Accrued preferred stock dividends	$—	$87
Purchases of Available-for-sale investment securities, not yet settled	$—	$4,425

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  As discussed in Note 2, on July 1, 2013, the Company completed an acquisition under which Visalia Community Bank merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2013 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2014, and the results of its operations and its cash flows for the three and six month interim periods ended June 30, 2014 and 2013 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2014 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred as of January 1, 2013. The pro forma results of operations for the six months ended June 30, 2013 include the historical accounts of the Company and Visalia Community Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Pro Forma Results of Operations	For the Six Months Ended June 30,
(In thousands, except per share amounts)	2013
Net interest income	$17,045
Provision for credit losses	298
Non-interest income	4,797
Non-interest expense	19,592
Income before provision for income taxes	1,952
Benefit from income taxes	(14)
Net income	$1,966
Basic earnings per share	$0.17
Diluted earnings per share	$0.16

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

	June 30, 2014
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$30,504	$30,504	$—	$—	$30,504
Interest-earning deposits in other banks	36,096	36,096	—	—	36,096
Federal funds sold	295	295	—	—	295
Available-for-sale investment securities	441,223	7,633	433,590	—	441,223
Held-to-maturity investment securities	31,711	—	33,666		33,666
Loans, net	537,848	—	—	540,215	540,215
Federal Home Loan Bank stock	4,791	N/A	N/A	N/A	N/A
Accrued interest receivable	5,346	20	3,121	2,205	5,346
Financial liabilities:
Deposits	1,009,212	844,682	164,186	—	1,008,868
Junior subordinated deferrable interest debentures	5,155	—	—	2,900	2,900
Accrued interest payable	113	—	89	24	113

	December 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,878	$25,878	$—	$—	$25,878
Interest-earning deposits in other banks	85,956	85,956	—	—	85,956
Federal funds sold	218	218	—	—	218
Available-for-sale investment securities	443,224	7,514	435,710	—	443,224
Loans, net	503,149	—	—	507,361	507,361
Federal Home Loan Bank stock	4,499	N/A	N/A	N/A	N/A
Accrued interest receivable	5,026	21	2,976	2,029	5,026
Financial liabilities:
Deposits	1,004,143	834,864	169,065	—	1,003,929
Junior subordinated deferrable interest debentures	5,155	—	—	2,750	2,750
Accrued interest payable	129	—	105	24	129

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2014:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of June 30, 2014 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$17,336	$—	$17,336	$—
Obligations of states and political subdivisions	137,117	—	137,117	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	274,102	—	274,102	—
Private label residential mortgage backed securities	5,035	—	5,035	—
Other equity securities	7,633	7,633	—	—
Total assets measured at fair value on a recurring basis	$441,223	$7,633	$433,590	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the six months ended June 30, 2014, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the six month period ended June 30, 2014. Also there were no liabilities measured at fair value on a recurring basis at June 30, 2014.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2014 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Consumer:
Equity loans and lines of credit	$145	$—	$—	$145
Total assets measured at fair value on a non-recurring basis	$145	$—	$—	$145

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market date, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan's effective interest rate which is not a market rate. There were no changes in valuation techniques used during the six month period ended June 30, 2014.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $174,000 with a valuation allowance of $29,000 at June 30, 2014, resulting in fair value of $145,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

During the three and six months ended June 30, 2014, there was no provision for credit losses recorded related to loans carried at fair value. During the three and six months ended June 30, 2014, there was $287,000 and $308,000 of charge-offs related to loans carried at fair value, respectively.
During the three and six months ended June 30, 2013, there was no provision for credit losses recorded related to loans carried at fair value. During the three and six months ended June 30, 2013, there were no of charge-offs related to loans carried at fair value.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2013 (in thousands).

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
There were no Level 3 assets measured at fair value on a recurring basis at or during the year ended December 31, 2013. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2013.

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

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of June 30, 2014, $107,847,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $7,061,000 at June 30, 2014 compared to an unrealized loss of $3,884,000 at December 31, 2013.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	June 30, 2014
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$17,286	$100	$(50)	$17,336
Obligations of states and political subdivisions	133,521	4,561	(965)	137,117
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	272,082	2,823	(803)	274,102
Private label residential mortgage backed securities	3,677	1,358	—	5,035
Other equity securities	7,596	37	—	7,633
Total available-for-sale	$434,162	$8,879	$(1,818)	$441,223

	June 30, 2014
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$31,711	$1,983	$(28)	$33,666

	December 31, 2013
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$18,172	$115	$(84)	$18,203
Obligations of states and political subdivisions	162,018	2,906	(6,517)	158,407
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	254,978	1,075	(2,344)	253,709
Private label residential mortgage backed securities	4,344	1,047	—	5,391
Other equity securities	7,596	2	(84)	7,514
Total available-for-sale	$447,108	$5,145	$(9,029)	$443,224

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended June 30, 2014 and 2013 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2014	2013	2014	2013
Proceeds from sales or calls	$25,525	$13,696	$52,241	$35,853
Gross realized gains from sales or calls	190	395	1,152	1,401
Gross realized losses from sales or calls	(126)	(75)	(819)	(268)

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
The provision for income taxes includes $137,000 and $466,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the six months ended June 30, 2014 and 2013, respectively. The provision for income taxes includes $26,000 and $132,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended June 30, 2014 and 2013, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$11,854	$(44)	$916	$(6)	$12,770	$(50)
Obligations of states and political subdivisions	4,982	(37)	40,715	(928)	45,697	(965)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	46,082	(388)	34,120	(415)	80,202	(803)
Total available-for-sale	$62,918	$(469)	$75,751	$(1,349)	$138,669	$(1,818)

June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,055	$(28)	$—	$—	$1,055	$(28)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$4,132	$(75)	$968	$(9)	$5,100	$(84)
Obligations of states and political subdivisions	89,556	(5,007)	15,015	(1,510)	104,571	(6,517)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	148,853	(2,070)	19,199	(274)	168,052	(2,344)
Other equity securities	7,416	(84)	—	—	7,416	(84)
Total available-for-sale	$249,957	$(7,236)	$35,182	$(1,793)	$285,139	$(9,029)

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
     As of June 30, 2014, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2014 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2014 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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

U.S. Government Agencies

At June 30, 2014, the Company held seven U.S. Government agency securities, of which four were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Obligations of States and Political Subdivisions

At June 30, 2014, the Company held 142 obligations of states and political subdivision securities of which five were in a loss position for less than 12 months and 25 were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At June 30, 2014, the Company held 211 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 22 were in a loss position for less than 12 months and 19 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Private Label Residential Mortgage Backed Securities

At June 30, 2014, the Company had a total of 21 PLRMBS with a remaining principal balance of $3,677,000 and a net unrealized gain of approximately $1,358,000.  None of these securities were recorded with an unrealized loss at June 30, 2014.  Eleven of these PLRMBS with a remaining principal balance of $3,121,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities.

Other Equity Securities

At June 30, 2014, the Company had a total of two mutual fund equity investments. Neither of these investments were recorded with an unrealized loss at June 30, 2014.

The following tables provide a roll forward for the three and six month periods ended June 30, 2014 and 2013 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$800	$800	$800	$783
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—	—	17
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—	—	—
Realized losses for securities sold	—	—	—	—
Ending balance	$800	$800	$800	$800

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at June 30, 2014 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	2,673	2,956
After five years through ten years	15,317	15,936
After ten years	115,531	118,225
	133,521	137,117
Investment securities not due at a single maturity date:
U.S. Government agencies	17,286	17,336
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	272,082	274,102
Private label residential mortgage backed securities	3,677	5,035
Other equity securities	7,596	7,633
Total available-for-sale	$434,162	$441,223

	June 30, 2014
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
After ten years	$31,711	$33,666

During the quarter ended March 31, 2014, to better manage our interest rate risk, we transferred from available for sale to held to maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrealized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. There were no transfers or reclassifications of securities in or out of held-to-maturity during the quarter ended June 30, 2014.

Note 5.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	June 30, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$89,145	16.4%	$87,082	17.0%
Agricultural land and production	42,021	7.6%	31,649	6.1%
Total commercial	131,166	24.0%	118,731	23.1%
Real estate:
Owner occupied	157,938	29.0%	156,781	30.6%
Real estate construction and other land loans	38,969	7.1%	42,329	8.3%
Commercial real estate	96,805	17.8%	86,117	16.8%
Agricultural real estate	58,106	10.7%	44,164	8.6%
Other real estate	5,054	0.9%	4,548	0.9%
Total real estate	356,872	65.5%	333,939	65.2%
Consumer:
Equity loans and lines of credit	47,735	8.8%	48,594	9.5%
Consumer and installment	9,394	1.7%	11,252	2.2%
Total consumer	57,129	10.5%	59,846	11.7%
Deferred loan fees, net	(12)		(159)
Total gross loans	545,155	100.0%	512,357	100.0%
Allowance for credit losses	(7,307)		(9,208)
Total loans	$537,848		$503,149

The table above includes loans acquired at fair value on July 1, 2013 in the VCB acquisition with outstanding balances of $82,262,000 and $99,948,000 as of June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, loans originated under Small Business Administration (SBA) programs totaling $7,667,000 and $7,345,000, respectively, were included in the real estate and commercial categories.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2014 and December 31, 2013. The amounts of loans at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Real estate	$—	$2,465
Outstanding balance	$—	$2,465
Carrying amount, net of allowance of $0	$—	$2,465

Accretable yield, or income expected to be collected for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$8	$—	$94	$—
Additions	—	—	—	—
Accretion	(129)	—	(907)	—
Reclassification from (to) non-accretable difference	121	—	813	—
Disposals	—	—	—	—
Balance at end of period	$—	$—	$—	$—

Loans acquired during each period or year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	June 30, 2014	December 31, 2013
Contractually required payments receivable at acquisition:
Real estate	$—	$6,912
Total	$—	$6,912
Cash flows expected to be collected at acquisition	$—	$2,681
Fair value of in acquired loans at acquisition	$—	$2,576

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows (in thousands):

	June 30, 2014	December 31, 2013
Loans acquired during the period	$—	$1,324
Loans at the end of the period	$—	$1,324

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

The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended June 30, 2014 and 2013 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, April 1, 2014	$2,012	$4,672	$1,391	$246	$8,321
Provision charged to operations	78	(340)	(187)	49	(400)
Losses charged to allowance	(265)	(183)	(325)	—	(773)
Recoveries	49	8	102	—	159
Ending balance, June 30, 2014	$1,874	$4,157	$981	$295	$7,307
Allowance for credit losses:
Beginning balance, April 1, 2013	$2,261	$5,536	$1,315	$377	$9,489
Provision charged to operations	433	(479)	(77)	123	—
Losses charged to allowance	(4)		(18)	—	(22)
Recoveries	102	—	32	—	134
Ending balance, June 30, 2013	$2,792	$5,057	$1,252	$500	$9,601

The following table shows the summary of activities for the allowance for credit losses as of and for the six months ended June 30, 2014 and 2013 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2014	$2,444	$5,174	$1,168	$422	$9,208
Provision charged to operations	526	(850)	51	(127)	(400)
Losses charged to allowance	(1,194)	(183)	(410)	—	(1,787)
Recoveries	98	16	172	—	286
Ending balance, June 30, 2014	$1,874	$4,157	$981	$295	$7,307

Allowance for credit losses:
Beginning balance, January 1, 2013	$2,676	$5,877	$1,541	$39	$10,133
Provision charged to operations	674	(820)	(315)	461	—
Losses charged to allowance	(702)	—	(35)	—	(737)
Recoveries	144	—	61	—	205
Ending balance, June 30, 2013	$2,792	$5,057	$1,252	$500	$9,601

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of June 30, 2014 and December 31, 2013 (in thousands).

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, June 30, 2014	$1,874	$4,157	981	$295	$7,307
Ending balance: individually evaluated for impairment	$—	$324	42	$—	$366
Ending balance: collectively evaluated for impairment	$1,874	$3,833	939	$295	$6,941

Ending balance, December 31, 2013	$2,444	$5,174	$1,168	$422	$9,208
Ending balance: individually evaluated for impairment	$469	$465	$73	$—	$1,007
Ending balance: collectively evaluated for impairment	$1,975	$4,709	$1,095	$422	$8,201

The table above excludes ending balance of loans acquired with deteriorated quality of $2,465,000 with no allowance at December 31, 2013. There were no such loans at June 30, 2014.

The following table shows the ending balances of loans as of June 30, 2014 and December 31, 2013 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, June 30, 2014	$131,166	$356,872	$57,129	$545,167
Ending balance: individually evaluated for impairment	$38	$8,072	$2,037	$10,147
Ending balance: collectively evaluated for impairment	$131,128	$348,800	$55,092	$535,020

Loans:
Ending balance, December 31, 2013	$118,731	$333,939	$59,846	$512,516
Ending balance: individually evaluated for impairment	$1,527	$9,540	$2,290	$13,357
Ending balance: collectively evaluated for impairment	$117,204	$324,399	$57,556	$499,159

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at June 30, 2014 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$83,572	$2,649	$2,924	$—	$89,145
Agricultural land and production	42,021	—	—	—	42,021
Real Estate:
Owner occupied	149,835	4,058	4,045	—	157,938
Real estate construction and other land loans	30,266	1,944	6,759	—	38,969
Commercial real estate	85,465	3,880	7,460	—	96,805
Agricultural real estate	55,598	2,508	—	—	58,106
Other real estate	5,054	—	—	—	5,054
Consumer:
Equity loans and lines of credit	40,985	1,970	4,780	—	47,735
Consumer and installment	9,368	—	26	—	9,394
Total	$502,164	$17,009	$25,994	$—	$545,167

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2013 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$81,732	$2,244	$3,106	$—	$87,082
Agricultural land and production	31,649	—	—	—	31,649
Real Estate:
Owner occupied	144,082	5,229	7,470	—	156,781
Real estate construction and other land loans	31,776	3,959	6,594	—	42,329
Commercial real estate	77,589	3,718	4,810	—	86,117
Agricultural real estate	42,151	2,013	—	—	44,164
Other real estate	4,548	—	—	—	4,548
Consumer:
Equity loans and lines of credit	41,999	2,400	4,195	—	48,594
Consumer and installment	10,946	46	260	—	11,252
Total	$466,472	$19,609	$26,435	$—	$512,516

The following table shows an aging analysis of the loan portfolio by class and the time past due at June 30, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$69	$—	$—	$69	$89,076	$89,145	$—	$38
Agricultural land and production	—	—	—	—	42,021	42,021	—	—
Real estate:	—			—	—	—
Owner occupied	—	256	58	314	157,624	157,938	—	1,068
Real estate construction and other land loans	—	—	—	—	38,969	38,969	—	1,358
Commercial real estate	—	—	—	—	96,805	96,805	—	134
Agricultural real estate	—	—	—	—	58,106	58,106	—	—
Other real estate	—	—	—	—	5,054	5,054	—	—
Consumer:				—	—	—
Equity loans and lines of credit	423	—	227	650	47,085	47,735	—	2,012
Consumer and installment	99	—	—	99	9,295	9,394	—	22
Total	$591	$256	$285	$1,132	$544,035	$545,167	$—	$4,632

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$274	$236	$—	$510	$86,572	$87,082	$—	$1,527
Agricultural land and production	—	—	—	—	31,649	31,649	—	—
Real estate:	—
Owner occupied	1,272	134	418	1,824	154,957	156,781	—	2,161
Real estate construction and other land loans	—	—	—	—	42,329	42,329	—	1,450
Commercial real estate	—	—	—	—	86,117	86,117	—	158
Agricultural real estate	—	—	—	—	44,164	44,164	—	—
Other real estate	—	—	—	—	4,548	4,548	—	—
Consumer:
Equity loans and lines of credit	10	147	252	409	48,185	48,594	—	2,286
Consumer and installment	86	—	—	86	11,166	11,252	—	4
Total	$1,642	$517	$670	$2,829	$509,687	$512,516	$—	$7,586

The following table shows information related to impaired loans by class at June 30, 2014 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$38	$871	$—
Real estate:
Owner occupied	2,427	2,691	—
Real estate construction and other land loans	1,358	1,307	—
Commercial real estate	469	490	—
Total real estate	4,254	4,488	—
Consumer:
Equity loans and lines of credit	1,741	2,411	—
Consumer and installment	25	28	—
Total consumer	1,766	2,439	—
Total with no related allowance recorded	6,058	7,798	—

With an allowance recorded:
Real estate:
Real estate construction and other land loans	3,818	3,817	324
Consumer:
Equity loans and lines of credit	271	277	42
Total with an allowance recorded	4,089	4,094	366
Total	$10,147	$11,892	$366

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$350	$385	$—
Real estate:
Owner occupied	3,160	4,159	—
Real estate construction and other land loans	1,449	2,136	—
Commercial real estate	502	891	—
Total real estate	5,111	7,186	—
Consumer:
Equity loans and lines of credit	2,029	2,826	—
Consumer and installment	4	5	—
Total consumer	2,033	2,831	—
Total with no related allowance recorded	7,494	10,402	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,177	1,222	469
Real estate:
Owner occupied	385	425	3
Real estate construction and other land loans	4,044	4,044	462
Total real estate	4,429	4,469	465
Consumer:
Equity loans and lines of credit	257	264	73
Total with an allowance recorded	5,863	5,955	1,007
Total	$13,357	$16,357	$1,007

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$155	$—	$—	$—
Real estate:
Owner occupied	2,532	20	204	—
Real estate construction and other land loans	1,245	—	5,432	—
Commercial real estate	632	—	156	—
Total real estate	4,409	20	5,792	—
Consumer:
Equity loans and lines of credit	1,883	—	1,719	—
Consumer and installment	23	—	—	—
Total consumer	1,906	—	1,719	—
Total with no related allowance recorded	6,470	20	7,511	—

With an allowance recorded:
Commercial:
Commercial and industrial	—	—	1,589	32
Real estate:
Owner occupied	—	—	1,322	30
Real estate construction and other land loans	3,832	68	5,695	85
Total real estate	3,832	68	7,017	115
Consumer:
Equity loans and lines of credit	222	—	143	—
Total with an allowance recorded	4,054	68	8,749	147
Total	$10,524	$88	$16,260	$147

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$255	$—	$—	$—
Total commercial	255	—	—	—
Real estate:
Owner occupied	2,911	41	137	—
Real estate construction and other land loans	1,349	—	5,488	—
Commercial real estate	554	—	130	—
Total real estate	4,814	41	5,755	—
Consumer:
Equity loans and lines of credit	1,917	—	1,692	—
Consumer and installment	12	—	—	—
Total consumer	1,929	—	1,692	—
Total with no related allowance recorded	6,998	41	7,447	—

With an allowance recorded:
Commercial:
Commercial and industrial	498	—	1,803	65
Total commercial	498	—	1,803	65
Real estate:
Owner occupied	55	—	1,402	30
Real estate construction and other land loans	3,923	138	5,612	170
Total real estate	3,978	138	7,014	200
Consumer:
Equity loans and lines of credit	224	—	146	—
Consumer and installment	35	—	—	—
Total consumer	259	—	146	—
Total with an allowance recorded	4,735	138	8,963	265
Total	$11,733	$179	$16,410	$265

Foregone interest on nonaccrual loans totaled $185,000 and $378,000 for the six month periods ended June 30, 2014 and 2013, respectively. For the three month periods ended June 30, 2014 and 2013, foregone interest on nonaccrual loans totaled $95,000and $216,000, respectively.

Troubled Debt Restructurings:
As of June 30, 2014 and December 31, 2013, the Company has a recorded investment in troubled debt restructurings of $8,734,000 and $10,366,000, respectively. The Company has allocated $324,000 and $946,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively. The Company has committed to lend no additional amounts as of June 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.
During the six month periods ended June 30, 2014 one loan was modified as a troubled debt restructuring. The modification of the terms of such loan included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2014 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Equity loans and line of credit	1	7	—	7	6

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2014 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Equity loans and line of credit	1	7	—	7	6

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the six months ended June 30, 2014 and June 30, 2013.

Note 6.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2014 was $29,917,000 consisting of $14,643,000, $8,934,000, and $6,340,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, and Visalia Community Bank, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first six months of 2014.
The intangible assets at June 30, 2014 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank of $1,365,000, and Service 1st Bancorp in 2008 of $1,400,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at June 30, 2014 was $1,512,000 net of $1,253,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2014. Management performed an annual impairment test on core deposit intangibles as of September 30, 2013 and determined no impairment was necessary. Amortization expense recognized was $168,000 and $100,000 for the six month periods ended June 30, 2014 and 2013, respectively. Amortization expense recognized was $84,000 and $50,000 for the three month periods ended June 30, 2014 and 2013, respectively.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending	Estimated Core Deposit Intangible Amortization
2014	$169
2015	320
2016	137
2017	137
2018	137
Thereafter	612
$1,512

Note 7.  Borrowing Arrangements

As of June 30, 2014 or December 31, 2013, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $1,657,000 and $3,985,000, and market values totaling $1,795,000 and $4,084,000 at June 30, 2014 and December 31, 2013, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of June 30, 2014 and December 31, 2013, the Company had no Federal funds purchased.

Note 8.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of June 30, 2014 and December 31, 2013, the Company maintained a deferred tax valuation allowance of $108,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the six months ended June 30, 2014, the Company did not increase its reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California. During the six months ended June 30, 2013, the Company increased its reserve for uncertain tax positions by $15,000. Based on management’s analysis as of June 30, 2014 and December 31, 2013, the Company determined that the deferred tax valuation allowance in the amount of $108,000 for California capital loss carryforwards was appropriate. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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
     Commitments to extend credit amounting to $198,161,000 and $192,667,000 were outstanding at June 30, 2014 and December 31, 2013, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $196,876,000 and $191,072,000 at June 30, 2014 and December 31, 2013, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $25,865,000 and $26,402,000 as of June 30, 2014 and December 31, 2013, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $1,285,000 and $1,595,000 were outstanding at June 30, 2014 and December 31, 2013, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2014 and December 31, 2013.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2014 and December 31, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $109,000 and $141,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes.
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

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
Net Income	$2,693	$1,287	$5,309	$3,070
Less: Preferred stock dividends and accretion	—	(88)	—	(175)
Income available to common shareholders	$2,693	$1,199	$5,309	$2,895
Weighted average shares outstanding	10,918,065	9,587,376	10,917,010	9,573,257
Basic earnings per share	$0.25	$0.13	$0.49	$0.30

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
Net Income	$2,693	$1,287	$5,309	$3,070
Less: Preferred stock dividends and accretion	—	(88)	—	(175)
Income available to common shareholders	$2,693	$1,199	$5,309	$2,895
Weighted average shares outstanding	10,918,065	9,587,376	10,917,010	9,573,257
Effect of dilutive stock options	81,598	57,562	79,562	56,514
Weighted average shares of common stock and common stock equivalents	10,999,663	9,644,938	10,996,572	9,629,771
Diluted earnings per share	$0.24	$0.12	$0.48	$0.30

During the six month periods ended June 30, 2014 and 2013, options to purchase 122,640 and 206,085 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 11.  Share-Based Compensation

The Company has two share based compensation plans as described below. Share-based compensation cost recognized for those plans was $54,000 and $50,000 for the six months ended June 30, 2014 and 2013, respectively. For the quarter ended June 30, 2014 and 2013, shared-based compensation was $28,000 and $25,000, respectively. The recognized tax benefits for the share based compensation expense were $10,000 and $15,000, respectively, for the six month periods ended June 30, 2014 and 2013. For the quarter ended June 30, 2014 and 2013, recognized tax benefits were $3,000 and $11,000, respectively.
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
     No options to purchase shares of the Company’s common stock were granted during the six months ended June 30, 2014 and 2013.
A summary of the combined activity of the Company’s Stock Option Compensation Plans for the six month period ended June 30, 2014 follows(in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2014	380,430	$8.83
Options exercised	(4,340)	$5.86
Options forfeited	(620)	$7.80
Options outstanding at June 30, 2014	375,470	$8.87	4.20	$1,632
Options vested or expected to vest at June 30, 2014	370,178	$8.89	4.15	$1,602
Options exercisable at June 30, 2014	276,850	$9.40	2.98	$1,067

Information related to the stock option plan is as follows (in thousands, except per share amounts):

	For the Six Months Ended June 30,
	2014	2013
Intrinsic value of options exercised	$24	$73
Cash received from options exercised	$25	$773
Excess tax benefit realized for option exercises	$6	$16

As of June 30, 2014, there was $220,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under both plans.  The cost is expected to be recognized over a weighted average period of 2.74 years. The total fair value of options vested was $3,000 for the six months ended June 30, 2014 and 2013.

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
The following table summarizes restricted stock activity for the six month period ended June 30, 2014 as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2014	—	$—
Granted	8,905	$11.23
Vested	—	$—
Forfeited	—	$—
Nonvested outstanding shares at June 30, 2014	8,905	$11.23

    During the quarter ended June 30, 2014, 8,905 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $11.23 per share on the date of grant. These restricted common stock awards vest 20% after Year 1. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of June 30, 2014, there were 8,905 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $7,000 for the six month period ended June 30, 2014. Share-based compensation cost charged against income for restricted stock awards was $5,000 for the three month period ended June 30, 2014. None was charged to income for the six month period ended June 30, 2013.
As of June 30, 2014, there was $93,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 4.59 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $117,000 at June 30, 2014.

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

OVERVIEW

Second Quarter of 2014

In the second quarter of 2014, our consolidated net income was $2,693,000 compared to net income of $1,287,000 for the same period in 2013. Diluted EPS was $0.24 for the second quarter ended June 30, 2014 compared to $0.12 for the same period in 2013. The increase in net income was primarily driven by an increase in net interest income and a reverse provision for credit losses of $400,000, partially offset by increases in non-interest expense for the second quarter of 2014 compared to the corresponding period in 2013. No provision for credit losses was booked for the second quarter of 2013. Net interest income before the provision for credit losses increased $3,027,000 or 44.01% comparing the quarter ended June 30, 2014 to the same period in 2013.

Net interest margin (fully tax equivalent basis) was 4.09% for the quarter ended June 30, 2014 compared to 3.84% for the same period in 2013, a 25 basis point increase. The margin increased principally due to an increase in yields on interest-earning assets combined with a decrease in rates on interest-bearing liabilities. The yield on average total interest-earning assets increased 19 basis points and interest rates on deposits decreased 8 basis points comparing the quarter ended June 30, 2014 to the same period in 2013. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 6 basis points to 0.11% for the quarter ended June 30, 2014 compared to 0.17% for the same period in 2013.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.

Non-interest income increased $217,000 or 11.88% primarily due to a $149,000 increase in service charge income, a $129,000 increase in interchange fees, and a $43,000 increase in Federal Home Loan Bank dividends, partially offset by a decrease in net realized gains on sales and calls of investment securities of $256,000, and a $83,000 decrease in loan placement fees. The net gains realized on sales and calls of investment securities reported in 2013 was the result of a partial restructuring of the investment portfolio designed to improve future performance. Non-interest expense increased $1,511,000 or 20.92% for the same periods mainly due to increase in salary and employee benefits, occupancy expense, data processing expenses, Internet banking expenses, and regulatory assessments.

Annualized return on average equity for the second quarter of 2014 was 8.27% compared to 4.45% for the same period in 2013. Total average equity was $130,203,000 for the second quarter 2014 compared to $115,673,000 for the second quarter 2013. The increase in ROE reflects an increase in net income notwithstanding an increase in capital from the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).

The balance sheet increases during 2013 were primarily driven by the VCB acquisition which was completed on July 1, 2013. Recognized amounts of identifiable assets acquired and liabilities assumed as of the acquisition date were $197,621,000 in total assets, $128,983,000 in interest earning assets and $174,206,000 in deposit liabilities. Our average total assets increased $273,685,000 or 31.14% to $1,152,451,000 at the end of the second quarter 2014 compared to the same period in 2013.  Total average interest-earning assets increased $253,732,000 or 31.95% comparing the second quarter of 2014 to the same period of 2013.  Average total loans, including nonaccrual loans, increased $133,171,000 or 33.37% comparing the second quarter of 2014 to the same period of 2013. Average total investments and interest-earning deposits increased $114,098,000 or 28.39% in the three month period ended June 30, 2014 compared to the same period in 2013.  Average interest-bearing liabilities increased $140,377,000 or 27.00% over the same period. Average non-interest bearing demand deposits increased 53.69% to $347,575,000 in 2014 compared to $226,157,000 for 2013.  The ratio of average non-interest bearing demand deposits to average total deposits was 34.66% in the second quarter of 2014 compared to 30.53% for 2013.

First Six Months of 2014

For the six months ended June 30, 2014, our consolidated net income was $5,309,000 compared to net income of $3,070,000 for the same period in 2013.  Diluted EPS was $0.48 for the first six months of 2014 compared to $0.30 for the first six months of 2013.  Net income increased 72.93%, primarily driven by an increase in net interest income in 2014 compared to 2013. During the six month period ended June 30, 2014, our net interest margin (fully tax equivalent basis) increased 32 basis points to 4.17%.  Net interest income before the provision for credit losses increased $6,281,000 or 45.77%.  Net interest income during the first quarter of 2014 was positively impacted by payment collections of nonaccrual loans totaling $1,846,000 which resulted in a recovery of interest income of $861,000. Non-interest income decreased $32,000 or 0.79%, and non-interest expense increased $3,314,000 or 23.41% in the first six months of 2014 compared to 2013. During the six months ended June 30, 2014 the Company recorded a reverse provision for credit losses of $400,000. The Company did not record a provision during the six months ended June 30, 2013. Unless otherwise noted, material changes in year-over-year operating performance in dollar terms for the six months ended June 30, 2014 were the result of the VCB acquisition.

Annualized return on average equity for the six months ended June 30, 2014 was 8.32% compared to 5.27% for the same period in 2013.  Annualized return on average assets was 0.93% and 0.70% for the six months ended June 30, 2014 and 2013, respectively.  Total average equity was $127,583,000 for the six months ended June 30, 2014 compared to $116,565,000 for the same period in 2013.  The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).

Our average total assets increased $265,985,000 or 30.41% in the first six months of 2014 compared to the same period in 2013.  Total average interest-earning assets increased $247,967,000 or 31.40% comparing the first six months of 2014 to the same period in 2013.  Average total loans increased 128,458,000 or 32.53%. Average total investments increased $113,975,000, or 28.39% in the six month period ended June 30, 2014 compared to the same period in 2013.  Average interest-bearing liabilities increased $132,585,000 or 25.57% over the same period.

Our net interest margin (fully tax equivalent basis) for the first six months ended June 30, 2014 was 4.17% compared to 3.85% for the same period in 2013.  The increase in net interest margin in the period-to-period comparison resulted primarily from an increase in the yield on the Company’s investment portfolio, the loan portfolio, and a decrease in the Company’s cost of funds.  The effective yield on interest earning assets increased 26 basis points to 4.28% for the six month period ended June 30, 2014 compared to 4.02% for the same period in 2013. For the six months ended June 30, 2014, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 32 basis points. The effective yield on loans also increased 11 basis points. The cost of total interest-bearing liabilities decreased 7 basis points to 0.19% compared to 0.26% for the same period in 2013.  The cost of total deposits, including noninterest bearing accounts, decreased 5 basis points to 0.12% for the six months ended 2014 compared to 0.17% for the same period in 2013.

Net interest income before the provision for credit losses for the second quarter of 2014 was $20,004,000 compared to $13,723,000 for the same period in 2013, an increase of $6,281,000 or 45.77%.  Net interest income increased as a result of yield changes, the recovery of $861,000 of foregone interest income from the repayment of loans previously identified as nonaccrual, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities, primarily as a result of the VCB acquisition. The Bank had non-accrual loans totaling $4,632,000 at June 30, 2014, compared to $7,586,000 at December 31, 2013 and $10,267,000 at June 30, 2013.  The Company had no other real estate owned at June 30, 2014 or June 30, 2013, compared to $190,000 at December 31, 2013.

At June 30, 2014, we had total net loans of $537,848,000, total assets of $1,160,688,000, total deposits of $1,009,212,000, and shareholders’ equity of $130,931,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is determined in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 8.32% for the six months ended June 30, 2014 compared to 6.89% for the year ended December 31, 2013 and 5.27% for the annualized six months ended June 30, 2013.  Our net income for the six months ended June 30, 2014 increased $2,239,000 or 72.93% to $5,309,000 compared to $3,070,000 for the six months ended June 30, 2013.  Net income increased due to an increase in interest income and a reverse provision for credit losses, partially offset by an increase in tax expense, a decrease in non-interest income, and an increase in non-interest expenses. Net interest margin (NIM) increased 32 basis points comparing the six month periods ended June 30, 2014 and 2013.  Diluted EPS was $0.48 for the six months ended June 30, 2014 and $0.30 for the same period in 2013.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2014 was 0.93% compared to 0.84% for the year ended December 31, 2013 and 0.70% for the annualized six months ended June 30, 2013.  The increase in ROA compared to December 2013 and same period in 2013 is due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the six months ended June 30, 2014 were $1,140,602,000 compared to $986,924,000 for the year ended December 31, 2013.  ROA for our peer group was 0.90% for the year ended December 31, 2013.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.17% for the six months ended June 30, 2014, compared to 3.85% for the same period in 2013.  The increase in net interest margin is principally due to an increase in the yield on earning assets and further benefited by the decrease in our rates on interest-bearing liabilities.  More specifically, increases in the yield on the Company’s investment and loan portfolios, and a decrease in the Company’s cost of funds contributed to the increase in the Company’s net interest margin. In comparing the two periods, the effective yield on total earning assets increased 26 basis points, while the cost of total interest bearing liabilities decreased 7 basis points and the cost of total deposits decreased 5 basis points.  The Company’s total cost of deposits for the six months ended June 30, 2014 was 0.12% compared to 0.17% for the same period in 2013.  At June 30, 2014, 35.02% of the Company’s average deposits were non-interest bearing compared to 31.56% for the Company’s peer group as of December 31, 2013.  Net interest income before the provision for credit losses for the six month period ended June 30, 2014 was $20,004,000 compared to $13,723,000 for the same period in 2013.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank owned life insurance, and gains from sales of investment securities. Non-interest income for the six months ended June 30, 2014 decreased $32,000 or 0.79%, to $4,021,000 compared to $4,053,000 for the six months ended June 30, 2013.  The decrease resulted primarily from decreases in net realized gains on sales and calls of investment securities, and loan placement fees, offset by increases in service charge income, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and interchange fees compared to the comparable 2013 period.  Further detail of non-interest income is provided below.

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

The Company had non-performing loans totaling $4,632,000 or 0.85% of total loans as of June 30, 2014 and $7,586,000 or 1.48% of total loans at December 31, 2013.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods and collectibility has been reasonably assured.  The Company had no other real estate owned (OREO) at June 30, 2014. The Company had $190,000 OREO at December 31, 2013. The Company’s ratio of non-performing assets as a percentage of total assets was 0.40% as of June 30, 2014 and 0.68% at December 31, 2013.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $15,053,000 or 1.31% during the six months ended ended June 30, 2014 to $1,160,688,000 compared to $1,145,635,000 as of December 31, 2013.  Total gross loans increased $32,798,000 to $545,155,000 as of June 30, 2014 compared to $512,357,000 as of December 31, 2013.  Total deposits increased 0.50% to $1,009,212,000 as of June 30, 2014 compared to $1,004,143,000 as of December 31, 2013. Our loan to deposit ratio at June 30, 2014 was 54.02% compared to 51.02% at December 31, 2013.  The loan to deposit ratio of our peers was 72.44% at December 31, 2013.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of June 30, 2014, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 72.91% for the first six months of 2014 compared to 84.46% for the first six months of 2013.  The improvement in the efficiency ratio is primarily due to an increase in net interest income, partially offset by an increase in operating expenses. Further discussion of the increase in net interest income and increase in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains, increased 41.98% to $23,629,000 for the first six months of 2014 compared to $16,643,000 for the same period in 2013, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 22.56% to $17,227,000 from $14,056,000 for the same period in 2013.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $284,687,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013:

Net income increased to $5,309,000 for the six months ended June 30, 2014 compared to $3,070,000 for the six months ended June 30, 2013.  Basic and diluted earnings per share for June 30, 2014 were $0.49 and $0.48, respectively. Basic and diluted earnings per share for the same period in 2013 were $0.30. Annualized ROE was 8.32% for the six months ended June 30, 2014 compared to 5.27% for the six months ended June 30, 2013.  Annualized ROA for the six month periods ended June 30, 2014 and 2013 was 0.93% and 0.70%, respectively. Unless otherwise noted, material changes in year-over-year operating performance in dollar terms for the six months ended June 30, 2014 were the result of the VCB acquisition, which closed on July 1, 2013.

The increase in net income for the six months ended June 30, 2014 compared to the same period in 2013 can be attributed to an increase in interest income, decreases in interest expense and the reversal of credit loss provisions, partially offset by a decrease in non-interest income, an increase in income tax expense, and an increase in non-interest expense. The decrease in non-interest income was primarily driven by a decrease in net realized gains on sales and calls of investment securities, and a decrease in loan placement fees, partially offset by an increase in interchange fees, an increase in service charge income, and an increase in Federal Home Loan Bank dividends compared to the comparable 2013 period. Non-interest expenses increased due to an increase in salaries and employee benefits, occupancy and equipment expenses, data processing expenses, Internet banking expenses, regulatory assessments, ATM/debit card expenses, license and maintenance contracts and advertising expenses. Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$60,843	$97	0.32%	$29,881	$59	0.40%
Securities
Taxable securities	296,008	2,786	1.88%	217,198	753	0.69%
Non-taxable securities (1)	158,336	4,296	5.43%	154,116	4,146	5.38%
Total investment securities	454,344	7,082	3.12%	371,314	4,899	2.64%
Federal funds sold	256	—	0.25%	273	—	0.25%
Total securities and interest-earning deposits	515,443	7,179	2.79%	401,468	4,958	2.47%
Loans (2) (3)	517,500	14,896	5.80%	384,277	10,846	5.69%
Federal Home Loan Bank stock	4,607	151	6.56%	3,838	54	2.81%
Total interest-earning assets	1,037,550	$22,226	4.28%	789,583	$15,858	4.02%
Allowance for credit losses	(8,787)			(9,763)
Nonaccrual loans	5,848			10,613
Other real estate owned	73			—
Cash and due from banks	24,096			18,740
Bank premises and equipment	10,579			6,297
Other non-earning assets	71,243			59,147
Total average assets	$1,140,602			$874,617
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$258,281	$127	0.10%	$199,374	$139	0.14%
Money market accounts	221,996	94	0.09%	174,148	110	0.13%
Time certificates of deposit, under $100,000	55,771	106	0.38%	46,480	109	0.47%
Time certificates of deposit, $100,000 and over	109,827	237	0.44%	92,300	247	0.54%
Total interest-bearing deposits	645,875	564	0.18%	512,302	605	0.24%
Other borrowed funds	5,155	47	1.84%	6,143	66	2.17%
Total interest-bearing liabilities	651,030	$611	0.19%	518,445	$671	0.26%
Non-interest bearing demand deposits	348,061			225,984
Other liabilities	13,928			13,623
Shareholders’ equity	127,583			116,565
Total average liabilities and shareholders’ equity	$1,140,602			$874,617
Interest income and rate earned on average earning assets		$22,226	4.28%		$15,858	4.02%
Interest expense and interest cost related to average interest-bearing liabilities		611	0.19%		671	0.26%
Net interest income and net interest margin (4)		$21,615	4.17%		$15,187	3.85%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,460 and $1,410 in 2014 and 2013, respectively.

(2)	Loan interest income includes loan fees of $172 in 2014 and $41 in 2013

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Six Months Ended June 30, 2014 and June 30 2013			For the Three Months Ended June 30, 2014 and June 30 2013
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$47	$(9)	$38	$19	$(4)	$15
Investment securities:
Taxable	355	1,678	2,033	196	891	1,087
Non-taxable (1)	114	36	150	17	38	55
Total investment securities	469	1,714	2,183	213	929	1,142
Federal funds sold	—	—	—	—	—	—
Loans	3,831	219	4,050	1,914	(71)	1,843
FHLB Stock	13	84	97	9	34	43
Total earning assets (1)	4,360	2,008	6,368	2,155	888	3,043
Interest expense:
Deposits:
Savings, NOW and MMA	322	(350)	(28)	100	(122)	(22)
Certificates of deposit under $100,000	(58)	55	(3)	32	(34)	(2)
Certificates of deposit $100,000 and over	510	(520)	(10)	42	(63)	(21)
Total interest-bearing deposits	774	(815)	(41)	174	(219)	(45)
Other borrowed funds	(10)	(9)	(19)	—	(1)	(1)
Total interest bearing liabilities	764	(824)	(60)	174	(220)	(46)
Net interest income (1)	$3,596	$2,832	$6,428	$1,981	$1,108	$3,089

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $4,050,000 or 37.34% for the six months ended June 30, 2014 compared to the same period in 2013. Net interest income during the first six months of 2014 was positively impacted by the collection of nonaccrual loans totaling $1,846,000 which resulted in recovery of interest income of $861,000. Average total loans, including nonaccrual loans, for the six months ended June 30, 2014 increased $128,458,000 or 32.53% to $523,348,000 compared to $394,890,000 for the same period in 2013.  The yield on average loans was 5.80% for the six months ended 2014 as compared to 5.69% for the same period in 2013.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $2,171,000 in the first six months of 2014 to $5,719,000 compared to $3,548,000, for the same period in 2013.  The yield on average investments increased 32 basis points to 2.79% for the six month period ended June 30, 2014 compared to 2.47% for the same period in 2013. The realized yields on mortgage-backed securities increased due to a slowdown in mortgage prepayments during this period compared to the prior year period, which contributed to the increase in net interest margin. Average total securities and interest-earning deposits for the first six months of 2014 increased $113,975,000 or 28.39% to $515,443,000 compared to $401,468,000 for the same period in 2013.  Income from investments represents 28.59% of net interest income for the first six months of 2014 compared to 25.85% for the same period in 2013.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2014, we held $279,137,000 or 59.02% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.87%.

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

The net-of-tax unrealized gain on the investment portfolio was $4,300,000 at June 30, 2014 and is reflected in the Company’s equity.  At June 30, 2014, the average life of the investment portfolio was 5.67 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $7,061,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2014, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $40,738,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $27,083,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income on a non-tax equivalent basis for the six months ended June 30, 2014 increased $6,221,000 or 43.22% to $20,615,000 compared to $14,394,000 for the six months ended June 30, 2013.  The yield on interest earning assets increased 26 basis point to 4.28% on a fully tax equivalent basis for the six months ended June 30, 2014 from 4.02% for the six months ended June 30, 2013, primarily due to the increase in yields on investments and loans.  Average interest earning assets increased to $1,037,550,000 for the six months ended June 30, 2014 compared to $789,583,000 for the six months ended June 30, 2013.  The $247,967,000 increase in average earning assets can be attributed to the $113,975,000 increase in average investments and a $133,223,000 or 34.67% increase in average loans.

Interest expense on deposits for the six months ended June 30, 2014 decreased $41,000 or 6.78% to $564,000 compared to $605,000 for the six months ended June 30, 2013.  This decrease in interest expense was primarily due to repricing of interest bearing deposits. The average interest rate on interest bearing deposits decreased 6 basis points to 0.18% for the six months ended June 30, 2014 from 0.24% in 2013 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 26.07% or $133,573,000 to $645,875,000 for the six months ended June 30, 2014 compared to $512,302,000 for the same period ended June 30, 2013.

Average other borrowed funds decreased $988,000 or 16.08% to $5,155,000 with an effective rate of 1.84% for the six months ended June 30, 2014 compared to $6,143,000 with an effective rate of 2.17% for the six months ended June 30, 2013.  As a result, total interest expense on other borrowed funds decreased $19,000 to $47,000 for the six months ended June 30, 2014 from $66,000 for the six months ended June 30, 2013.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term borrowings. FHLB advances have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.83% and 1.90% at June 30, 2014 and 2013, respectively.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 7 basis points to 0.19% for the six month period ended June 30, 2014 compared to 0.26% for 2013, while the cost of total deposits decreased to 0.12% for the six month period ended June 30, 2014 compared to 0.17% for same period in 2013.  Average non-interest bearing demand deposits increased 54.02% to $348,061,000 in 2014 compared to $225,984,000 for 2013.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 35.02% in the six month period of 2014 compared to 30.61% for the same period in 2013.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2014 increased by $6,281,000 or 45.77% to $20,004,000 compared to $13,723,000 for the same period in 2013.  The increase was due to the increase in average earning assets, a 6 basis point decrease in the average interest rate on interest bearing deposits, asset mix changes, partially offset by an increase in average interest bearing liabilities. Net interest income for the first six months of 2014 was positively impacted by the collection of nonaccrual loans totaling $1,846,000 which resulted in recover of interest income of $861,000. Average interest earning assets were $1,037,550,000 for the six months ended June 30, 2014 with a net interest margin (fully tax equivalent basis) of 4.17% compared to $789,583,000 with a net interest margin (fully tax equivalent basis) of 3.85% for the six months ended June 30, 2013.  The $247,967,000 increase in average earning assets can be attributed to the $113,975,000 increase in total investments and $133,223,000 or 34.67% in average loans.  Average interest bearing liabilities increased 25.57% to $651,030,000 for the six months ended June 30, 2014, compared to $518,445,000 for the same period in 2013.  For the six months ended June 30, 2014, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 32 basis points. The effective yield on loans increased 11 basis points.

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

The allowance for credit losses is reviewed at least quarterly by the Board’s Audit/Compliance Committee and by the Board of Directors.  Reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired credit for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Changes in the allowance for credit losses may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Adjustments are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s potential loss exposure. Management believes that all adjustments, if any, to the allowance for credit losses are supported by the timely and consistent application of methodologies and processes resulting in detailed documentation of the allowance calculation and other portfolio trending analysis.

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	June 30, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$1,482	16.4%	$1,928	17.0%
Agricultural land and production	392	7.6%	516	6.1%
Total commercial	1,874		2,444
Real estate:
Owner occupied	1,223	29.0%	1,697	30.6%
Real estate construction and other land loans	1,145	7.1%	1,289	8.3%
Commercial real estate	1,176	17.8%	1,406	16.8%
Agricultural real estate	559	10.7%	672	8.6%
Other real estate	54	0.9%	110	0.9%
Total real estate	4,157	65.5%	5,174	65.2%
Consumer:
Equity loans and lines of credit	717	8.8%	874	9.5%
Consumer and installment	264	1.7%	294	2.2%
Total consumer	981		1,168
Unallocated reserves	295		422
Total allowance for credit losses	$7,307		$9,208

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to ensure that the allowance remains adequate to cover all probable loan charge-offs that exist in the portfolio as of any reporting date. We assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

During the six months ended June 30, 2014 the Company recorded a reversal of the allowance for credit losses of $400,000. There were no additions made to the allowance for credit losses in the first six months of 2013.  The reverse provision and the absence of provisions is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below. The reserves declined as a result of continued improvements in levels of classified and nonperforming loans, improvements in the economy as well as improvements in real estate collateral values. The majority of the net decrease in the allowance was related to a nonaccrual commercial and industrial loan charged off.  During the six months ended June 30, 2014, the Company had net charge offs totaling $1,501,000 compared to $532,000 for the same period in 2013. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses as of December 31, 2013.

Nonperforming loans were $4,632,000 and $7,586,000 at June 30, 2014 and December 31, 2013, respectively, and $11,015,000 at June 30, 2013.  Nonperforming loans as a percentage of total loans were 0.85% at June 30, 2014 compared to 1.48% at December 31, 2013 and 2.82% at June 30, 2013.

The annualized net charge off ratio, which reflects net charge-offs to average loans was 0.46% for the six months ended June 30, 2014, and 0.66% for the same period in 2013.

Notwithstanding improvements in the economy, we expect some weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make significant provisions to the allowance for credit losses in the future.  We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of June 30, 2014, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $20,404,000 for the six months period ended June 30, 2014 and $13,723,000 for the same period in 2013.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $4,021,000 for the six months ended June 30, 2014 compared to $4,053,000 for the same period in 2013.  The $32,000 or 0.79% decrease in non-interest income was primarily due to a $800,000 decrease in net realized gains on sales and calls of investment securities and a $190,000 decrease in loan placement fees, partially offset by a $97,000 increase in Federal Home Loan Bank dividends, a $220,000 increase in interchange fees, and an increase in customer service charges of $259,000.

During the six months ended June 30, 2014, we realized a net gain on sales and calls of investment securities of $333,000 compared to $1,133,000 for the same period in 2013.  The net gain realized on sales and calls of investment securities in 2013 was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges increased $259,000 or 18.89% to $1,630,000 for the first six months of 2014 compared to $1,371,000 for the same period in 2013. Interchange fees increased $220,000 to $629,000 first six months of 2014 compared to $409,000 for the same period in 2013. Loan placement fees decreased $190,000 or 50.13% to $189,000 for the first six months of 2014 compared to $379,000 for the same period in 2013, primarily due to an decrease in mortgage refinances.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $4,791,000 in FHLB stock.  We received dividends totaling $151,000 in the six months ended June 30, 2014, compared to $54,000 for the same period in 2013.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $3,314,000 or 23.41% to $17,470,000 for the six months ended June 30, 2014, compared to $14,156,000 for the six months ended June 30, 2013.  The net increase in 2014 was a result of increases in occupancy and equipment expenses of $648,000, salaries and employee benefits of $1,888,000, data processing expenses of $321,000, Internet banking expenses of $77,000, ATM/Debit card expenses of $92,000, license and maintenance contracts of $59,000, other non-interest expenses of $458,000, regulatory assessments of $94,000, and advertising fees of $86,000.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sales and calls of investments and OREO related gains and losses) was 72.91% for the first six months of 2014 compared to 84.46% for the six months ended June 30, 2013. The improvement in the efficiency ratio is primarily due to an increase in net interest income, partially offset by increases in operating expenses.

Salaries and employee benefits increased $1,888,000 or 24.00% to $9,756,000 for the first six months of 2014 compared to $7,868,000 for the six months ended June 30, 2013.  Full time equivalent employees were 268 at June 30, 2014, compared to 216 at June 30, 2013. The increase in full time equivalent employees was primarily a result of the VCB acquisition.

Occupancy and equipment expense increased $648,000 or 35.96% to $2,450,000 for the six months ended June 30, 2014 compared to $1,802,000 for the six months ended June 30, 2013. The increase in 2014 was primarily due to increases in rent and depreciation expense for the premises acquired from VCB. The Company made no changes in its depreciation expense methodology.

Regulatory assessments increased to $391,000 for the six month period ended June 30, 2014 compared to $297,000 for the same period in 2013.  The assessment base for calculating the amount owed is average assets minus average tangible equity.

Other categories of non-interest expenses increased $458,000 or 23.78% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Six Months Ended June 30,
	2014		2013
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$131	0.02%	$115	0.03%
Director fees and related expenses	131	0.02%	109	0.02%
Amortization of software	119	0.02%	118	0.03%
Postage	119	0.02%	86	0.02%
Compliance Expense	114	0.02%	68	0.02%
Legal	105	0.02%	102	0.02%
Personnel other	104	0.02%	83	0.02%
Armored courier fees	107	0.02%	57	0.01%
Consulting	100	0.02%	118	0.03%
Telephone	103	0.02%	91	0.02%
Donations	84	0.01%	66	0.02%
Appraisal fees	72	0.01%	31	0.01%
Education/training	73	0.01%	65	0.01%
General insurance	67	0.01%	60	0.01%
Loss on sale or write-down of assets	66	0.01%	—	—%
Operating losses	20	—%	15	—%
Other	869	0.15%	742	0.17%
Total other non-interest expense	$2,384	0.42%	$1,926	0.44%

Provision for Income Taxes

Our effective income tax rate was 23.67% for the six months ended June 30, 2014 compared to 15.19% for the six months ended June 30, 2013. The Company reported an income tax provision of $1,646,000 for the six months ended June 30, 2014, compared to $550,000 for the six months ended June 30, 2013.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits. The increase in the effective tax rate during 2014 was primarily due to the loss of the tax credits related to the California enterprise zone program, offset by a slight increase in interest income on non-taxable investment securities. Beginning January 1, 2014, tax credits and deductions related to the California enterprise zone program were reduced due to legislative changes affecting the program. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of June 30, 2014, the Company determined that the deferred tax valuation allowance in the amount of $108,000 for California capital loss carryforwards was appropriate.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $175,000 during the six months ended June 30, 2013.

Net Income for the Second Quarter of 2014 Compared to the Second Quarter of 2013:

Net income was $2,693,000 for the quarter ended June 30, 2014 compared to $1,287,000 for the quarter ended June 30, 2013.  Basic earnings per share was $0.25 for the quarter ended June 30, 2014 compared to $0.13 for the same period in 2013. Diluted earnings per share was $0.24 for the quarter ended June 30, 2014 compared to $0.12 for the same period in 2013  Annualized ROE was 8.27% for the quarter ended June 30, 2014 compared to 4.45% for the quarter ended June 30, 2013.  Annualized ROA for the three months ended June 30, 2014 was 0.93% compared to 0.59% for the quarter ended June 30, 2013.

The increase in net income for the quarter ended June 30, 2014 compared to the same period in the prior year was due to increase in net interest income and a reverse provision for credit losses of $400,000, partially offset by an increase in non-interest expense and an increase in the provision for income taxes. Net interest income before the provision for credit losses increased due to an increase in the yield of average earning assets and an increase in the average loan balances and a decrease in our cost of interest bearing liabilities and an increase in the average balance of investment securities. Non-interest income increased primarily due to the increase in service charges of $149,000, an increase in interchange fees of $129,000, and an increase in other income of $176,000, partially offset by a decrease of $256,000 in net realized gains on sales and calls of investment securities.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$53,013	$44	0.33%	$28,527	$29	0.40%
Securities
Taxable securities	302,103	1,439	1.91%	213,839	352	0.66%
Non-taxable securities (1)	160,621	2,173	5.41%	159,327	2,118	5.32%
Total investment securities	462,724	3,612	3.12%	373,166	2,470	2.65%
Federal funds sold	273	—	0.25%	219	—	0.25%
Total securities and interest-earning deposits	516,010	3,656	2.83%	401,912	2,499	2.49%
Loans (2) (3)	527,177	7,278	5.54%	388,431	5,435	5.61%
Federal Home Loan Bank stock	4,714	75	6.36%	3,826	32	3.35%
Total interest-earning assets	1,047,901	$11,009	4.20%	794,169	$7,966	4.01%
Allowance for credit losses	(8,356)			(9,524)
Non-accrual loans	5,053			10,628
Other real estate owned	114			—
Cash and due from banks	23,746			18,335
Bank premises and equipment	10,624			6,358
Other non-earning assets	73,369			58,800
Total average assets	$1,152,451			$878,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$263,370	$56	0.09%	$196,803	$67	0.14%
Money market accounts	227,592	41	0.07%	178,941	52	0.12%
Time certificates of deposit, under $100,000	53,182	53	0.40%	45,930	55	0.48%
Time certificates of deposit, $100,000 and over	111,006	117	0.42%	93,028	138	0.59%
Total interest-bearing deposits	655,150	267	0.16%	514,702	312	0.24%
Other borrowed funds	5,155	23	1.79%	5,226	24	1.84%
Total interest-bearing liabilities	660,305	$290	0.18%	519,928	$336	0.26%
Non-interest bearing demand deposits	347,575			226,157
Other liabilities	14,368			17,008
Shareholders’ equity	130,203			115,673
Total average liabilities and shareholders’ equity	$1,152,451			$878,766
Interest income and rate earned on average earning assets		$11,009	4.20%		$7,966	4.01%
Interest expense and interest cost related to average interest-bearing liabilities		290	0.18%		336	0.26%
Net interest income and net interest margin (4)		$10,719	4.09%		$7,630	3.84%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $739 and $720 in 2014 and 2013, respectively.

(2)	Loan interest income includes loan fees of $130 in 2014 and $11 in 2013

(3)	Average loans do not include non-accrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $1,843,000 or 33.91% to $7,278,000 for the second quarter of 2014 compared to $5,435,000 for the same period in 2013.  Average total loans, including nonaccrual loans, for the second quarter of 2014 increased $133,171,000 or 33.37% to $532,230,000 compared to $399,059,000 for the same period in 2013.  Yield on the loan portfolio was 5.54% and 5.61% for the second quarters ending June 30, 2014 and 2013, respectively.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 29.45% of net interest income for the second quarter of 2014 compared to 25.87% for the same quarter in 2013. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $1,138,000 in the second quarter of 2014 to $2,917,000 compared to $1,779,000, for the same period in 2013.  The increase is attributed to higher volume of total investments.  The yield on average investments increased 34 basis points to 2.83% on a fully tax equivalent basis for the second quarter of 2014 compared to 2.49% on a fully tax equivalent basis for the second quarter of 2013. We experienced a increase in yield in our investment securities in 2014 due to a decrease in the rate of prepayments on mortgage backed securities compared to the same period in 2013.  In 2013, we experienced large pay downs and calls of higher yielding CMOs.  Average total investments for the second quarter of 2014 increased $114,098,000 or 28.39% to $516,010,000 compared to $401,912,000 for the second quarter of 2013.

Total interest income for the second quarter of 2014 increased $2,981,000 or 41.32% to $10,195,000 compared to $7,214,000 for the second quarter ended June 30, 2013.  The increase was due to the 19 basis point increase in the tax equivalent yield on average interest earning assets. The yield on interest earning assets increased to 4.20% on a fully tax equivalent basis for the second quarter ended June 30, 2014 from 4.01% on a fully tax equivalent basis for the second quarter ended June 30, 2013.  Average interest earning assets increased to $1,047,901,000 for the second quarter ended June 30, 2014 compared to $794,169,000 for the second quarter ended June 30, 2013.  The $253,732,000 increase in average earning assets can be attributed to the $114,098,000 increase in total investments and a $138,746,000 increase in average loans.

Interest expense on deposits for the quarter ended June 30, 2014 decreased $45,000 or 14.42% to $267,000 compared to $312,000 for the quarter ended June 30, 2013.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 6 basis points to 0.11% for the quarter ended June 30, 2014 compared to 0.17% for the same period in 2013.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 27.29% or $140,448,000 comparing the second quarter of 2014 to the same period in 2013.  Average interest-bearing deposits were $655,150,000 for the quarter ended June 30, 2014, with an effective rate paid of 0.16%, compared to $514,702,000 for the same period in 2013, with an effective rate paid of 0.24%.

Average other borrowed funds totaled $5,155,000 for the quarters ended June 30, 2014 and 2013, with an effective rate of 1.79% for the quarter ended June 30, 2014 compared to 1.84% for the quarter ended June 30, 2013.  As a result, interest expense on borrowed funds decreased $1,000 to $23,000 for the quarter ended June 30, 2014, from $24,000 for the quarter ended June 30, 2013.  Other borrowings include junior subordinated deferrable interest debentures. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 1.83% and 1.90% at June 30, 2014 and 2013, respectively.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities decreased 8 basis points to 0.18% for the quarter ended June 30, 2014 compared to 0.26% for the quarter ended June 30, 2013.  The decrease is due to the lower current interest rate environment as mentioned above.  The cost of total deposits decreased to 0.11% for the quarter ended June 30, 2014 compared to 0.17% for quarter ended June 30, 2013.  Average non-interest bearing demand deposits increased 53.69% to $347,575,000 in 2014 compared to $226,157,000 for 2013.  The ratio of average non-interest bearing demand deposits to average total deposits was 34.66% in the second quarter of 2014 compared to 30.53% for 2013.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2014, increased $3,027,000 or 44.01% to $9,905,000 compared to $6,878,000 for the quarter ended June 30, 2013.  The increase was due to the increase in average interest earning assets, a 8 basis point decrease in the average interest rate on interest-bearing deposits, asset mix changes, partially offset by and increase in average interest-bearing liabilities. Our net interest margin increased 25 basis points.  Average interest earning assets were $1,047,901,000 for the three months ended June 30, 2014, with a net interest margin (fully tax equivalent basis) of 4.09% compared to $794,169,000 with a net interest margin (fully tax equivalent basis) of 3.84% for the quarter ended June 30, 2013.  The $253,732,000 increase in average earning assets can be attributed to the $114,098,000 increase in total investments and a $133,171,000 increase in loans.  Average interest bearing liabilities increased 27.00% to $660,305,000 for the three months ended June 30, 2014 compared to $519,928,000 for the same period in 2013.

Provision for Credit Losses

During the quarter ended June 30, 2014 the Company recorded a reverse provision for credit losses of $400,000. There were no additions made to the allowance for credit losses in the second quarter of 2013.  The reverse provision and the absence of provision in the same period of 2013 is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below. The reserves on real estate related credits declined due to reductions in specific reserves on impaired credits as a result of improvements in the Company’s collateral position.  The annualized net charge-off (recoveries) ratio, which reflects net charge-offs (recoveries) to average loans, was 0.46% for the quarter ended June 30, 2014 compared to (0.11)% for the quarter ended June 30, 2013.  During the quarter ended June 30, 2014, the Company had net charge-offs totaling $614,000 compared to net recovery of $112,000 for the same period in 2013. Recoveries of previously charged off loan balances during the quarters ended June 30, 2014 and 2013 were $159,000 and $134,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses as of December 31, 2013.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $2,044,000 for the quarter ended June 30, 2014 compared to $1,827,000 for the same period ended June 30, 2013.  The $217,000 or 11.88% increase in non-interest income for the quarter ended June 30, 2014 was primarily due to an $149,000 increase in service charge income, a $129,000 increase in interchange fees, a $43,000 increase in Federal Home Loan Bank dividends, and the $60,000 increase in appreciation in cash surrender value of bank owned life insurance, partially offset by a $256,000 decrease in net realized gains on sales and calls of investment securities and a $83,000 decrease in loan placement fees.

Customer service charges increased $149,000 or 22.14% to $822,000 for the second quarter of 2014 compared to $673,000 for the same period in 2013, due primarily to an increase in overdraft fee income.  Other income increased $176,000 or 63.31% to $454,000 for the second quarter of 2014 compared to $278,000 for the same period in 2013.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $1,511,000 or 20.92% to $8,734,000 for the quarter ended June 30, 2014 compared to $7,223,000 for the same period in 2013. Consistent with the changes discussed above for the six month periods, the net increase quarter over quarter was a result of increases in salaries and employee benefits of $871,000, increases in occupancy and equipment of $419,000, increases in data processing expenses of $174,000, partially offset by a decrease in acquisition and integration expenses of $380,000, and decreases in consulting and legal fees. Advertising expenses, audit and accounting fees, ATM/debit card expenses and Internet banking expenses also increased comparing the second quarter of 2014 to the same period in 2013.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), improved to 72.91% for the second quarter of 2014 compared to 84.46% for the second quarter of 2013.

Salaries and employee benefits increased $871,000 or 21.92% to $4,845,000 for the second quarter of 2014 compared to $3,974,000 for the second quarter of 2013.  The increase in salaries and employee benefits for the second quarter of 2014 can be attributed to a increase in the number of full-time equivalent employees. The number of full time equivalent employees as of June 30, 2014, December 31, 2013 and June 30, 2013 were 268, 241, and 216, respectively.

Regulatory assessments increased $39,000 or 25.32% to $193,000 for the second quarter of 2014 compared to $154,000 for the second quarter of 2013 as a result of the Bank's continued growth in assets.

Provision for Income Taxes

The effective income tax rate was 25.50% for the second quarter of 2014 compared to 13.16% for the same period in 2013.  Provision for income taxes totaled $922,000 and $195,000 for the quarters ended June 30, 2014 and 2013, respectively.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits. The increase in the effective tax rate during 2014 was primarily due to the loss of the tax credits related to the California enterprise zone program, offset by a slight increase in interest income on non-taxable investment securities. Beginning January 1, 2014, tax credits and deductions related to the California enterprise zone program were reduced due to legislative changes affecting the program.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $88,000 during the second quarter of 2013.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2014 compared to December 31, 2013.

Total assets were $1,160,688,000 as of June 30, 2014, compared to $1,145,635,000 as of December 31, 2013, an increase of 1.31% or $15,053,000.  Total gross loans were $545,155,000 as of June 30, 2014, compared to $512,357,000 as of December 31, 2013, an increase of $32,798,000 or 6.40%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 3.79% or $20,073,000 to $509,325,000.  Total deposits increased 0.50% or $5,069,000 to $1,009,212,000 as of June 30, 2014, compared to $1,004,143,000 as of December 31, 2013.  Shareholders’ equity increased $10,888,000 or 9.07% to $130,931,000 as of June 30, 2014, compared to $120,043,000 as of December 31, 2013, The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $15,390,000 as of June 30, 2014, compared to $16,294,000 as of December 31, 2013, a decrease of $904,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2014, investment securities with a fair value of $107,847,000, or 24.44% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The size of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at June 30, 2014 was 54.02% compared to 51.02% at December 31, 2013.  The loan to deposit ratio of our peers was 72.44% at December 31, 2013.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 3.79% or $20,073,000 to $509,325,000 at June 30, 2014, from $529,398,000 at December 31, 2013.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $7,061,000 at June 30, 2014, compared to an unrealized loss of $3,884,000 at December 31, 2013.

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

Management evaluated all available-for-sale and held-to-maturity investment securities with an unrealized loss at June 30, 2014 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2014 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.

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

At June 30, 2014, the Company held seven U.S. Government agency securities, of which four were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, the Company held 142 obligations of states and political subdivision securities of which five were in a loss position for less than 12 months and 25 were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, the Company held 211 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 22 were in a loss position for less than 12 months and 19 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, the Company had a total of 21 PLRMBS with a remaining principal balance of $3,677,000 and a net unrealized gain of approximately $1,358,000.  Eleven of these PLRMBS with a remaining principal balance of $3,121,000 had credit ratings below investment grade.  There were no PLRMBS in a loss position at June 30, 2014. The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the six month period ended June 30, 2014.

At June 30, 2014, the Company had a total of two mutual fund equity investments. Neither of these investments were recorded with an unrealized loss at June 30, 2014.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $32,798,000 or 6.40% to $545,155,000 as of June 30, 2014, compared to $512,357,000 as of December 31, 2013. The table below includes loans acquired at fair value on July 1, 2013 with outstanding balances of $82,262,000 and $99,948,000 as of June 30, 2014 and December 31, 2013, respectively.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	June 30, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$89,145	16.4%	$87,082	17.0%
Agricultural land and production	42,021	7.6%	31,649	6.1%
Total commercial	131,166	24.0%	118,731	23.1%
Real estate:
Owner occupied	157,938	29.0%	156,781	30.6%
Real estate construction and other land loans	38,969	7.1%	42,329	8.3%
Commercial real estate	96,805	17.8%	86,117	16.8%
Agricultural real estate	58,106	10.7%	44,164	8.6%
Other real estate	5,054	0.9%	4,548	0.9%
Total real estate	356,872	65.5%	333,939	65.2%
Consumer:
Equity loans and lines of credit	47,735	8.8%	48,594	9.5%
Consumer and installment	9,394	1.7%	11,252	2.2%
Total consumer	57,129	10.5%	59,846	11.7%
Deferred loan fees, net	(12)		(159)
Total gross loans	545,155	100.0%	512,357	100.0%
Allowance for credit losses	(7,307)		(9,208)
Total loans	$537,848		$503,149

As of June 30, 2014, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 98.3% of total loans, of which 24% were commercial and 74.3% were real-estate-related.  This level of concentration is consistent with 97.8% at December 31, 2013.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at June 30, 2014 or December 31, 2013.

At June 30, 2014, loans acquired in the VCB acquisition had a balance of $82,262,000, of which $7,215,000 were commercial loans, $61,372,000 were real estate loans, and $13,675,000 were consumer loans. At December 31, 2013, loans acquired in the VCB acquisition had a balance of $99,948,000, of which $12,686,000 were commercial loans, $71,833,000 were real estate loans, and $15,429,000 were consumer loans.

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

At June 30, 2014, total nonperforming assets totaled $4,632,000, or 0.40% of total assets, compared to $7,776,000, or 0.68% of total assets at December 31, 2013.  Total nonperforming assets at June 30, 2014, included nonaccrual loans totaling $4,632,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2013 consisted of $7,586,000 in nonaccrual loans, $190,000 OREO, and no repossessed assets. At June 30, 2014, we had eight loans considered troubled debt restructurings (“TDRs”) totaling $3,219,000 which are included in nonaccrual loans compared to ten TDRs totaling $4,595,000 at December 31, 2013. At June 30, 2014, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

A summary of nonperforming loans at June 30, 2014 and December 31, 2013 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2014 or December 31, 2013.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans
Commercial and industrial	$38	$335
Owner occupied	702	1,777
Commercial real estate	134	158
Equity loans and lines of credit	517	721
Consumer and installment	22	—
Troubled debt restructured loans (non-accruing)
Commercial and industrial	—	1,192
Owner occupied	366	384
Real estate construction and other land loans	1,358	1,450
Equity loans and lines of credit	1,495	1,565
Consumer and installment	—	4
Total nonaccrual	4,632	7,586
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$4,632	$7,586
Nonperforming loans to total loans	0.85%	1.48%
Ratio of nonperforming loans to allowance for credit losses	63.39%	82.38%
Loans considered to be impaired	$10,147	$13,357
Related allowance for credit losses on impaired loans	$366	$1,007

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of June 30, 2014 and December 31, 2013, we had impaired loans totaling $10,147,000 and $13,357,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in nonaccrual loans for the first six months of 2014.

(In thousands)	Balance, December 31, 2013	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, June 30, 2014
Nonaccrual loans:
Commercial and industrial	$335	$129	$(277)	$—	$(20)	$(129)	$38
Real estate	1,935	314	(995)	(235)	—	(183)	836
Equity loans and lines of credit	721	97	(242)	—	—	(59)	517
Consumer	—	23	(1)	—	—	—	22
Restructured loans (non-accruing):
Commercial and industrial	1,192	—	(145)	—	—	(1,047)	—
Real estate	384	—	(18)	—	—	—	366
Real estate construction and other land loans	1,450	—	(92)	—	—	—	1,358
Equity loans and lines of credit	1,565	6	(76)	—	—	—	1,495
Consumer	4	—	—	—	(4)	—	—
Total nonaccrual	$7,586	$569	$(1,846)	$(235)	$(24)	$(1,418)	$4,632

The following table provides a summary of the change in the OREO balance for the six months ended June 30, 2014:

Balance
(In thousands)	June 30, 2014
Balance, December 31, 2013	$190
Additions	235
Dispositions	(488)
Write-downs	—
Net gain on disposition	63
Balance, June 30, 2014	—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs.   We had no OREO properties at June 30, 2014.

Allowance for Credit Losses

We have established a methodology for the determination of the adequacy of the allowance for credit losses made up of general and specific allocations.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans.  The allowance for credit losses is an estimate of probable incurred credit losses inherent in the Company’s loan portfolio as of the balance-sheet date. The allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole. Management has determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2013
Balance, beginning of period	$9,208	$10,133	$10,133
Provision charged to operations	(400)	—	—
Losses charged to allowance	(1,787)	(1,446)	(737)
Recoveries	286	521	205
Balance, end of period	$7,307	$9,208	$9,601
Allowance for credit losses to total loans at end of period	1.34%	1.80%	2.37%

As of June 30, 2014, the balance in the allowance for credit losses was $7,307,000 compared to $9,208,000 as of December 31, 2013.  The decrease was due to net charge offs during the six months ended June 30, 2014 being greater than the amount of the provision for credit losses in addition to a reverse provision for credit losses of $400,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $198,161,000 as of June 30, 2014, compared to $192,667,000 as of December 31, 2013.  At June 30, 2014 and December 31, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $109,000 and $141,000, respectively.  The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of June 30, 2014, the allowance for credit losses (ALLL) was 1.34% of total gross loans compared to 1.80% as of December 31, 2013. The decrease in the ALLL as a percentage of total loans is due to both the increase in the loan balances and the decrease in the ALLL balance.  The loan portfolio acquired in the VCB merger was booked at fair value and no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.  The Company’s loan portfolio balances also increased through organic growth.  The ALLL balance decreased through charge offs and the reverse provision.  The lower ALLL-to-total loans ratio is supported by the improvements in the level of nonperforming and classified loans, recent improvements in real estate collateral values and the general economic conditions experienced in the central California communities serviced by the Bank. The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. Historically, the highest annualized rates of net charge-offs experienced by the Company occurred prior to 2011. Under the current ALLL methodology, as periods of high charge-off rates included in the rolling 20 quarter analysis are replaced by lower charge-off rates, the calculated reserve rates are expected to continue to decline. However, the total reserve rates on non-impaired loans may be augmented by changes in qualitative factors. Based on the continued improvement in historical charge-off rates included in the ALLL modeling and the improvement in other factors such as declines in the level of non-performing and impaired loans, management determined that a reversal to the ALLL was appropriate during the quarter ended June 30, 2014.

Non-performing loans totaled $4,632,000 as of June 30, 2014, and $7,586,000 as of December 31, 2013.  The allowance for credit losses as a percentage of nonperforming loans was 157.75% and 121.38% as of June 30, 2014 and December 31, 2013, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at June 30, 2014 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The following table illustrates and sets forth additional analysis which portrays the positive trends that are occurring in the loan portfolio.

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$4,089	0.75%	$5,863	1.14%	$8,511	2.10%
Past due loans	591	0.11%	1,642	0.32%	54	0.13%
Nonaccrual loans	4,632	0.85%	7,586	1.48%	10,267	2.54%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2014, was $29,917,000 consisting of $14,643,000, $8,934,000 and $6,340,000 representing the excess of the cost of Service 1st, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

Management performed an annual impairment test in the third quarter of 2013 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first six months of 2014.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of seven to ten from the date of acquisition.  The carrying value of intangible assets at June 30, 2014 was $1,512,000, net of $1,253,000 in accumulated amortization expense.  The carrying value at December 31, 2013 was $1,680,000, net of $1,085,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first six months of 2014.  Amortization expense recognized was $168,000 for the six month period ended June 30, 2014 and $100,000 for the six month period ended June 30, 2013.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2014	$169
2015	320
2016	137
2017	137
2018	137
Thereafter	612
$1,512

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $5,069,000 or 0.50% to $1,009,212,000 as of June 30, 2014, compared to $1,004,143,000 as of December 31, 2013, due to recurring seasonal patterns.  Interest-bearing deposits increased $10,120,000 or 1.56% to $657,871,000 as of June 30, 2014, compared to $647,751,000 as of December 31, 2013.  Non-interest bearing deposits decreased $5,051,000 or 1.42% to $351,341,000 as of June 30, 2014, compared to $356,392,000 as of December 31, 2013.  Average non-interest bearing deposits to average total deposits was 35.02% for the six months ended June 30, 2014 compared to 30.61% for the same period in 2013.

The composition of the deposits and average interest rates paid at June 30, 2014 and December 31, 2013 is summarized in the table below.

(Dollars in thousands)	June 30, 2014	% of Total Deposits	Average Effective Rate	December 31, 2013	% of Total Deposits	Average Effective Rate
NOW accounts	$196,205	19.4%	0.11%	$182,364	18.2%	0.15%
MMA accounts	228,180	22.7%	0.09%	234,515	23.3%	0.12%
Time deposits	163,866	16.2%	0.42%	168,954	16.8%	0.48%
Savings deposits	69,620	6.9%	0.05%	61,918	6.2%	0.08%
Total interest-bearing	657,871	65.2%	0.18%	647,751	64.5%	0.22%
Non-interest bearing	351,341	34.8%		356,392	35.5%
Total deposits	$1,009,212	100.0%		$1,004,143	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of June 30, 2014 or December 31, 2013. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 1.83% and 1.90% at June 30, 2014 and 2013, respectively. Interest expense recognized by the Company for the six months ended June 30, 2014 and 2013 was $47,000 and $49,000, respectively.

Capital

Our shareholders’ equity was $130,931,000 as of June 30, 2014, compared to $120,043,000 as of December 31, 2013.  The increase in shareholders’ equity is the result of an increase of $85,000 in common stock, an increase of $4,217,000 in retained earnings, and an increase in accumulated other comprehensive income net of tax of $6,586,000 for the six months ended June 30, 2014.

During the first six months of 2014, the Company declared and paid $1,092,000 in cash dividends ($0.10 per common share) to holders of common stock. The Company declared and paid a total of $2,048,000 in cash dividends ($0.20 per common share) to holders of common stock during the year ended December 31, 2013. During the first six months of 2014, the Bank declared and paid cash dividends to the Company of $1,050,000 in connection with the cash dividends approved by the Company’s Board of Directors. During 2013, the Bank declared and paid cash dividends to the Company of $18,000,000 in connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends approved by the Company’s Board of Directors. The Bank would not declare any dividend that, subsequent to payment, would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$99,763	8.93%	$88,320	8.14%
Minimum regulatory requirement	$44,681	4.00%	$43,394	4.00%
Central Valley Community Bank	$99,296	8.89%	$87,674	8.09%
Minimum requirement for “Well-Capitalized” institution	$55,820	5.00%	$54,218	5.00%
Minimum regulatory requirement	$44,656	4.00%	$43,375	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$99,763	14.73%	$88,320	13.88%
Minimum regulatory requirement	$27,086	4.00%	$25,454	4.00%
Central Valley Community Bank	$99,296	14.68%	$87,674	13.79%
Minimum requirement for “Well-Capitalized” institution	$40,598	6.00%	$38,151	6.00%
Minimum regulatory requirement	$27,065	4.00%	$25,434	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$107,196	15.83%	$96,292	15.13%
Minimum regulatory requirement	$54,173	8.00%	$50,908	8.00%
Central Valley Community Bank	$106,729	15.77%	$95,639	15.04%
Minimum requirement for “Well-Capitalized” institution	$67,663	10.00%	$63,585	10.00%
Minimum regulatory requirement	$54,130	8.00%	$50,868	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital. Accordingly, $584,000 in disallowed deferred tax assets were deducted from Tier 1 capital for the Company at June 30, 2014, compared to $7,330,000 at December 31, 2013. $377,000 in disallowed deferred tax assets were deducted from Tier 1 capital for the Bank at June 30, 2014, compared to $7,155,000 at December 31, 2013. The Company's deferred tax assets decreased approximately $5.309 million since December 31, 2013.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2014, the Company had unpledged securities totaling $333,376,000 available as a secondary source of liquidity and total cash and cash equivalents of $66,895,000.  Cash and cash equivalents at June 30, 2014 decreased 40.30% compared to December 31, 2013.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2014, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $284,687,000 in unused FHLB advances and a $18,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2014, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2014 and December 31, 2013:

Credit Lines (In thousands)	June 30, 2014	December 31, 2013
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$284,687	$272,797
Balance outstanding	$—	$—
Collateral pledged	$168,049	$119,539
Fair value of collateral	$168,230	$119,902
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$18	$51
Balance outstanding	$—	$—
Collateral pledged	$163	$48
Fair value of collateral	$165	$52

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Central Valley Community Bancorp

Date: August 7, 2014	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: August 7, 2014	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.