Form 10-Q
period 2014-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2014-11-06
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 1, 2014 there were 10,979,790 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2014 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$28,059	$25,878
Interest-earning deposits in other banks	26,658	85,956
Federal funds sold	331	218
Total cash and cash equivalents	55,048	112,052
Available-for-sale investment securities (Amortized cost of $439,576 at September 30, 2014 and $447,108 at December 31, 2013)	447,016	443,224
Held-to-maturity investment securities (Fair value of $34,523 at September 30, 2014)	31,837	—
Loans, less allowance for credit losses of $7,489 at September 30, 2014 and $9,208 at December 31, 2013	547,247	503,149
Bank premises and equipment, net	10,443	10,541
Other real estate owned	—	190
Bank owned life insurance	20,802	19,443
Federal Home Loan Bank stock	4,791	4,499
Goodwill	29,917	29,917
Core deposit intangibles	1,428	1,680
Accrued interest receivable and other assets	15,590	20,940
Total assets	$1,164,119	$1,145,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$345,003	$356,392
Interest bearing	663,860	647,751
Total deposits	1,008,863	1,004,143

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	17,088	16,294
Total liabilities	1,031,106	1,025,592
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,979,370 at September 30, 2014 and 10,914,680 at December 31, 2013	54,125	53,981
Retained earnings	74,367	68,348
Accumulated other comprehensive income (loss), net of tax	4,521	(2,286)
Total shareholders’ equity	133,013	120,043
Total liabilities and shareholders’ equity	$1,164,119	$1,145,635

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$7,301	$8,677	$22,197	$19,523
Interest on deposits in other banks	37	45	134	104
Interest on Federal funds sold	—	—	1	—
Interest and dividends on investment securities:
Taxable	1,341	588	4,127	1,341
Exempt from Federal income taxes	1,469	1,593	4,305	4,329
Total interest income	10,148	10,903	30,764	25,297
INTEREST EXPENSE:
Interest on deposits	249	342	813	947
Interest on junior subordinated deferrable interest debentures	23	25	72	74
Other	—	—	—	17
Total interest expense	272	367	885	1,038
Net interest income before provision for credit losses	9,876	10,536	29,879	24,259
PROVISION FOR CREDIT LOSSES	—	—	(400)	—
Net interest income after provision for credit losses	9,876	10,536	30,279	24,259
NON-INTEREST INCOME:
Service charges	811	911	2,441	2,282
Appreciation in cash surrender value of bank owned life insurance	156	149	459	342
Interchange fees	295	268	924	678
Net gain on disposal of other real estate owned	—	—	63	—
Net realized gains on sales of investment securities	240	—	573	1,133
Federal Home Loan Bank dividends	86	59	237	113
Loan placement fees	212	128	401	507
Other income	261	298	983	811
Total non-interest income	2,061	1,813	6,081	5,866
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,076	5,048	14,833	12,916
Occupancy and equipment	1,222	1,134	3,671	2,936
Data processing	448	357	1,362	949
Regulatory assessments	177	220	569	517
ATM/Debit card expenses	166	170	476	388
License and maintenance contracts	128	139	384	338
Advertising	155	124	462	346
Audit and accounting fees	185	135	492	406
Internet banking expense	134	109	359	257
Acquisition and integration	—	271	—	784
Amortization of core deposit intangibles	84	84	252	184
Other	1,276	1,200	3,660	3,126
Total non-interest expenses	9,051	8,991	26,520	23,147
Income before provision for income taxes	2,886	3,358	9,840	6,978
Provision for income taxes	535	389	2,180	939
Net income	$2,351	$2,969	$7,660	$6,039
Preferred stock dividends and accretion	—	87	—	262
Net income available to common shareholders	$2,351	$2,882	$7,660	$5,777
Earnings per common share:
Basic earnings per share	$0.22	$0.26	$0.70	$0.58
Weighted average common shares used in basic computation	10,919,630	10,899,086	10,917,892	10,020,057
Diluted earnings per share	$0.21	$0.26	$0.70	$0.57
Weighted average common shares used in diluted computation	11,014,907	10,958,811	11,005,553	10,080,034
Cash dividend per common share	$0.05	$0.05	$0.15	$0.15

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$2,351	$2,969	$7,660	$6,039
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising and transferred during the period	619	797	12,060	(13,195)
Less: reclassification for net gains included in net income	240	—	573	1,133
Amortization of net unrealized gains transferred during the period	(2)		(20)
Other comprehensive income (loss), before tax	377	797	11,467	(14,328)
Tax (expense) benefit related to items of other comprehensive income	(156)	(328)	(4,660)	5,896
Total other comprehensive income (loss)	221	469	6,807	(8,432)
Comprehensive income (loss)	$2,572	$3,438	$14,467	$(2,393)

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,660	$6,039
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(336)	(217)
Depreciation	1,019	801
Accretion	(730)	(614)
Amortization	5,841	7,031
Stock-based compensation	93	73
Tax benefit from exercise of stock options	(6)	(16)
Provision for credit losses	(400)	—
Net realized gains on sales of available-for-sale investment securities	(573)	(1,133)
Net gain (loss) on disposal of premises and equipment	191	(1)
Net gain on sale of other real estate owned	(63)	—
Increase in bank owned life insurance, net of expenses	(459)	(342)
Net (increase) decrease in accrued interest receivable and other assets	(505)	873
Net decrease in prepaid FDIC assessments	—	1,542
Net increase in accrued interest payable and other liabilities	(409)	(1,741)
Provision for (benefit from) deferred income taxes	1,201	(1,191)
Net cash provided by operating activities	12,524	11,104
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisition	—	40,729
Purchases of available-for-sale investment securities	(137,360)	(129,572)
Proceeds from sales or calls of available-for-sale investment securities	73,982	37,428
Proceeds from maturity and principal repayments of available-for-sale investment securities	36,133	63,666
Net increase in loans	(43,598)	(6,633)
Proceeds from sale of other real estate owned	488	139
Purchases of premises and equipment	(1,112)	(852)
Purchases of bank owned life insurance	(900)	—
FHLB stock (purchased) redeemed	(292)	48
Proceeds from sale of premises and equipment	1	1
Net cash (used in) provided by investing activities	(72,658)	4,954
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	12,745	11,334
Net (decrease) increase in time deposits	(8,025)	6,816
Repayments of short-term borrowings to Federal Home Loan Bank	—	(4,000)
Proceeds from exercise of stock options	45	782
Excess tax benefit from exercise of stock options	6	16
Cash dividend payments on common stock	(1,641)	(1,502)
Cash dividend payments on preferred stock	—	(262)
Net cash provided by financing activities	3,130	13,184
(Decrease) increase in cash and cash equivalents	(57,004)	29,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,052	52,956
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,048	$82,198

	For the Nine Months Ended September 30,
(In thousands)	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$904	$1,078
Income taxes	$1,030	$1,340
Non-cash investing and financing activities:
Foreclosure of loan collateral and recognition of other real estate owned	$235	$—
Transfer of securities from available-for-sale to held-to-maturity	$31,346
Unrealized gain on transfer of securities from available-for-sale to held-to-maturity	$163
Accrued preferred stock dividends	$—	$87
Purchases of available-for-sale investment securities, not yet settled	$1,203	$—
Common stock issued in Visalia Community Bank acquisition	$—	$12,494

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  As discussed in Note 2, on July 1, 2013, the Company completed an acquisition under which Visalia Community Bank merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2013 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2014, and the results of its operations and its cash flows for the three and nine month interim periods ended September 30, 2014 and 2013 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2014 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred as of January 1, 2013. The pro forma results of operations for the nine months ended September 30, 2013 include the historical accounts of the Company and Visalia Community Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Pro Forma Results of Operations	For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2013
Net interest income	$27,581
Provision for credit losses	298
Non-interest income	6,611
Non-interest expense	28,619
Income before provision for income taxes	5,275
Provision for income taxes	375
Net income	$4,900
Basic earnings per share	$0.46
Diluted earnings per share	$0.46

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

	September 30, 2014
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,059	$28,059	$—	$—	$28,059
Interest-earning deposits in other banks	26,658	26,658	—	—	26,658
Federal funds sold	331	331	—	—	331
Available-for-sale investment securities	447,016	7,529	439,487	—	447,016
Held-to-maturity investment securities	31,837	—	34,523	—	34,523
Loans, net	547,247	—	—	550,002	550,002
Federal Home Loan Bank stock	4,791	N/A	N/A	N/A	N/A
Accrued interest receivable	5,223	22	2,819	2,382	5,223
Financial liabilities:
Deposits	1,008,863	847,644	161,213	—	1,008,857
Junior subordinated deferrable interest debentures	5,155	—	—	3,175	3,175
Accrued interest payable	110	—	86	24	110

	December 31, 2013
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,878	$25,878	$—	$—	$25,878
Interest-earning deposits in other banks	85,956	85,956	—	—	85,956
Federal funds sold	218	218	—	—	218
Available-for-sale investment securities	443,224	7,514	435,710	—	443,224
Loans, net	503,149	—	—	507,361	507,361
Federal Home Loan Bank stock	4,499	N/A	N/A	N/A	N/A
Accrued interest receivable	5,026	21	2,976	2,029	5,026
Financial liabilities:
Deposits	1,004,143	834,864	169,065	—	1,003,929
Junior subordinated deferrable interest debentures	5,155	—	—	2,750	2,750
Accrued interest payable	129	—	105	24	129

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2014:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of September 30, 2014 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$33,742	$—	$33,742	$—
Obligations of states and political subdivisions	148,150	—	148,150	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	252,778	—	252,778	—
Private label residential mortgage backed securities	4,817	—	4,817	—
Other equity securities	7,529	7,529	—	—
Total assets measured at fair value on a recurring basis	$447,016	$7,529	$439,487	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the nine months ended September 30, 2014, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the nine month period ended September 30, 2014. Also there were no liabilities measured at fair value on a recurring basis at September 30, 2014.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at September 30, 2014 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Consumer:
Equity loans and lines of credit	$145	$—	$—	$145
Total assets measured at fair value on a non-recurring basis	$145	$—	$—	$145

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the nine month period ended September 30, 2014.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $174,000 with a valuation allowance of $29,000 at September 30, 2014, resulting in fair value of $145,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.

During the three and nine months ended September 30, 2014, there was no provision for credit losses recorded related to loans carried at fair value. During the three months ended September 30, 2014, there was a net recovery of $131,000, and for the nine months then ended, there were net charge-offs of $177,000 related to loans carried at fair value.

During the three and nine months ended September 30, 2013, there was no provision for credit losses recorded related to loans carried at fair value. During the three and nine months ended September 30, 2013, there were no charge-offs related to loans carried at fair value.

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

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2013.
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

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of September 30, 2014, $102,793,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $7,440,000 at September 30, 2014 compared to an unrealized loss of $3,884,000 at December 31, 2013.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2014
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$33,827	$154	$(239)	$33,742
Obligations of states and political subdivisions	143,027	5,581	(458)	148,150
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	251,870	2,023	(1,115)	252,778
Private label residential mortgage backed securities	3,352	1,465	—	4,817
Other equity securities	7,500	29	—	7,529
Total available-for-sale	$439,576	$9,252	$(1,812)	$447,016

	September 30, 2014
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$31,837	$2,701	$(15)	$34,523

	December 31, 2013
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$18,172	$115	$(84)	$18,203
Obligations of states and political subdivisions	162,018	2,906	(6,517)	158,407
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	254,978	1,075	(2,344)	253,709
Private label residential mortgage backed securities	4,344	1,047	—	5,391
Other equity securities	7,596	2	(84)	7,514
Total available-for-sale	$447,108	$5,145	$(9,029)	$443,224

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2014 and 2013 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2014	2013	2014	2013
Proceeds from sales or calls	$21,741	$1,575	$73,982	$37,428
Gross realized gains from sales or calls	271	—	1,423	1,401
Gross realized losses from sales or calls	(31)	—	(850)	(268)

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
The provision for income taxes includes $236,000 and $466,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the nine months ended September 30, 2014 and 2013, respectively. The provision for income taxes includes $99,000 and $0 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended September 30, 2014 and 2013, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$13,082	$(197)	$1,778	$(42)	$14,860	$(239)
Obligations of states and political subdivisions	13,140	(63)	26,483	(395)	39,623	(458)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	72,844	(610)	30,588	(505)	103,432	(1,115)
Total available-for-sale	$99,066	$(870)	$58,849	$(942)	$157,915	$(1,812)

September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,064	$(15)	$—	$—	$1,064	$(15)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$4,132	$(75)	$968	$(9)	$5,100	$(84)
Obligations of states and political subdivisions	89,556	(5,007)	15,015	(1,510)	104,571	(6,517)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	148,853	(2,070)	19,199	(274)	168,052	(2,344)
Other equity securities	7,416	(84)	—	—	7,416	(84)
Total available-for-sale	$249,957	$(7,236)	$35,182	$(1,793)	$285,139	$(9,029)

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
     As of September 30, 2014, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2014 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2014 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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

U.S. Government Agencies

At September 30, 2014, the Company held ten U.S. Government agency securities, of which three were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Obligations of States and Political Subdivisions

At September 30, 2014, the Company held 146 obligations of states and political subdivision securities of which six were in a loss position for less than 12 months and 19 were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At September 30, 2014, the Company held 204 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 34 were in a loss position for less than 12 months and 16 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Private Label Residential Mortgage Backed Securities

At September 30, 2014, the Company had a total of 21 PLRMBS with a remaining principal balance of $3,352,000 and a net unrealized gain of approximately $1,465,000.  None of these securities were recorded with an unrealized loss at September 30, 2014.  Eleven of these PLRMBS with a remaining principal balance of $2,855,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities.

Other Equity Securities

At September 30, 2014, the Company had a total of one mutual fund equity investment. The equity investment was not recorded with an unrealized loss at September 30, 2014.

The following tables provide a roll forward for the three and nine month periods ended September 30, 2014 and 2013 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

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

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at September 30, 2014 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	2,898	3,206
After five years through ten years	17,627	18,470
After ten years	122,502	126,474
	143,027	148,150
Investment securities not due at a single maturity date:
U.S. Government agencies	33,827	33,742
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	251,870	252,778
Private label residential mortgage backed securities	3,352	4,817
Other equity securities	7,500	7,529
Total available-for-sale	$439,576	$447,016

	September 30, 2014
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
After ten years	$31,837	$34,523

During the quarter ended March 31, 2014, to better manage our interest rate risk, we transferred from available for sale to held to maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrecognized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. There were no transfers or reclassifications of securities in or out of held-to-maturity during the quarter ended September 30, 2014.

Note 5.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$88,756	16.0%	$87,082	17.0%
Agricultural land and production	44,421	7.9%	31,649	6.1%
Total commercial	133,177	23.9%	118,731	23.1%
Real estate:
Owner occupied	158,339	28.5%	156,781	30.6%
Real estate construction and other land loans	43,453	7.8%	42,329	8.3%
Commercial real estate	99,966	18.0%	86,117	16.8%
Agricultural real estate	57,807	10.5%	44,164	8.6%
Other real estate	4,239	0.8%	4,548	0.9%
Total real estate	363,804	65.6%	333,939	65.2%
Consumer:
Equity loans and lines of credit	47,812	8.7%	48,594	9.5%
Consumer and installment	9,766	1.8%	11,252	2.2%
Total consumer	57,578	10.5%	59,846	11.7%
Net deferred origination costs and (fees)	177		(159)
Total gross loans	554,736	100.0%	512,357	100.0%
Allowance for credit losses	(7,489)		(9,208)
Total loans	$547,247		$503,149

The table above includes loans acquired at fair value on July 1, 2013 in the VCB acquisition with outstanding balances of $81,442,000 and $99,948,000 as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, loans originated under Small Business Administration (SBA) programs totaling $7,250,000 and $7,345,000, respectively, were included in the real estate and commercial categories.

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

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2014 and December 31, 2013. The amounts of loans at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Real estate	$—	$2,465
Outstanding balance	$—	$2,465
Carrying amount, net of allowance of $0	$—	$2,465

Accretable yield, or income expected to be collected for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$—	$—	$94	$—
Additions	—	105	—	105
Accretion	—	(70)	(907)	(70)
Reclassification from non-accretable difference	—	77	813	77
Disposals	—	—	—	—
Balance at end of period	$—	$112	$—	$112

Loans acquired during each period or year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	September 30, 2014	December 31, 2013
Contractually required payments receivable at acquisition:
Real estate	$—	$6,912
Total	$—	$6,912
Cash flows expected to be collected at acquisition	$—	$2,681
Fair value of acquired loans at acquisition	$—	$2,576

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows (in thousands):

	September 30, 2014	December 31, 2013
Loans acquired during the period	$—	$1,324
Loans at the end of the period	$—	$1,324

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

The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended September 30, 2014 and 2013 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 1, 2014	$1,874	$4,157	$981	$295	$7,307
Provision charged to operations	243	(121)	(85)	(37)	—
Losses charged to allowance	(1)	—	(57)	—	(58)
Recoveries	41	159	40	—	240
Ending balance, September 30, 2014	$2,157	$4,195	$879	$258	$7,489

Allowance for credit losses:
Beginning balance, July 1, 2013	$2,792	$5,057	$1,252	$500	$9,601
Provision charged to operations	(52)	(331)	48	335	—
Losses charged to allowance	(5)	—	(51)	—	(56)
Recoveries	111	8	68	—	187
Ending balance, September 30, 2013	$2,846	$4,734	$1,317	$835	$9,732

The following table shows the summary of activities for the allowance for credit losses as of and for the nine months ended September 30, 2014 and 2013 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2014	$2,444	$5,174	$1,168	$422	$9,208
Provision charged to operations	768	(970)	(34)	(164)	(400)
Losses charged to allowance	(1,195)	(183)	(467)	—	(1,845)
Recoveries	140	174	212	—	526
Ending balance, September 30, 2014	$2,157	$4,195	$879	$258	$7,489

Allowance for credit losses:
Beginning balance, January 1, 2013	$2,676	$5,877	$1,541	$39	$10,133
Provision charged to operations	622	(1,151)	(267)	796	—
Losses charged to allowance	(706)	—	(86)	—	(792)
Recoveries	254	8	129	—	391
Ending balance, September 30, 2013	$2,846	$4,734	$1,317	$835	$9,732

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of September 30, 2014 and December 31, 2013 (in thousands).

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2014	$2,157	$4,195	879	$258	$7,489
Ending balance: individually evaluated for impairment	$—	$312	48	$—	$360
Ending balance: collectively evaluated for impairment	$2,157	$3,883	831	$258	$7,129

Ending balance, December 31, 2013	$2,444	$5,174	$1,168	$422	$9,208
Ending balance: individually evaluated for impairment	$469	$465	$73	$—	$1,007
Ending balance: collectively evaluated for impairment	$1,975	$4,709	$1,095	$422	$8,201

The table above excludes ending balance of loans acquired with deteriorated quality of $2,465,000 with no allowance at December 31, 2013. There were no such loans at September 30, 2014.

The following table shows the ending balances of loans as of September 30, 2014 and December 31, 2013 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2014	$133,177	$363,804	$57,578	$554,559
Ending balance: individually evaluated for impairment	$22	$7,163	$1,935	$9,120
Ending balance: collectively evaluated for impairment	$133,155	$356,641	$55,643	$545,439

Loans:
Ending balance, December 31, 2013	$118,731	$333,939	$59,846	$512,516
Ending balance: individually evaluated for impairment	$1,527	$9,540	$2,290	$13,357
Ending balance: collectively evaluated for impairment	$117,204	$324,399	$57,556	$499,159

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2014 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$72,871	$13,462	$2,423	$—	$88,756
Agricultural land and production	44,421	—	—	—	44,421
Real Estate:
Owner occupied	150,368	3,964	4,007	—	158,339
Real estate construction and other land loans	35,770	1,142	6,541	—	43,453
Commercial real estate	91,486	1,209	7,271	—	99,966
Agricultural real estate	55,214	2,593	—	—	57,807
Other real estate	4,239	—	—	—	4,239
Consumer:
Equity loans and lines of credit	40,588	2,732	4,492	—	47,812
Consumer and installment	9,741	—	25	—	9,766
Total	$504,698	$25,102	$24,759	$—	$554,559

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2013 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$81,732	$2,244	$3,106	$—	$87,082
Agricultural land and production	31,649	—	—	—	31,649
Real Estate:
Owner occupied	144,082	5,229	7,470	—	156,781
Real estate construction and other land loans	31,776	3,959	6,594	—	42,329
Commercial real estate	77,589	3,718	4,810	—	86,117
Agricultural real estate	42,151	2,013	—	—	44,164
Other real estate	4,548	—	—	—	4,548
Consumer:
Equity loans and lines of credit	41,999	2,400	4,195	—	48,594
Consumer and installment	10,946	46	260	—	11,252
Total	$466,472	$19,609	$26,435	$—	$512,516

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$90	$—	$—	$90	$88,666	$88,756	$—	$22
Agricultural land and production	—	—	—	—	44,421	44,421	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	253	253	158,086	158,339	—	990
Real estate construction and other land loans	—	—	—	—	43,453	43,453	—	1,319
Commercial real estate	—	—	—	—	99,966	99,966	—	—
Agricultural real estate	—	—	—	—	57,807	57,807	—	—
Other real estate	—	—	—	—	4,239	4,239	—	—
Consumer:				—	—	—
Equity loans and lines of credit	—	—	227	227	47,585	47,812	—	1,914
Consumer and installment	44	—	—	44	9,722	9,766	—	21
Total	$134	$—	$480	$614	$553,945	$554,559	$—	$4,266

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$274	$236	$—	$510	$86,572	$87,082	$—	$1,527
Agricultural land and production	—	—	—	—	31,649	31,649	—	—
Real estate:	—
Owner occupied	1,272	134	418	1,824	154,957	156,781	—	2,161
Real estate construction and other land loans	—	—	—	—	42,329	42,329	—	1,450
Commercial real estate	—	—	—	—	86,117	86,117	—	158
Agricultural real estate	—	—	—	—	44,164	44,164	—	—
Other real estate	—	—	—	—	4,548	4,548	—	—
Consumer:
Equity loans and lines of credit	10	147	252	409	48,185	48,594	—	2,286
Consumer and installment	86	—	—	86	11,166	11,252	—	4
Total	$1,642	$517	$670	$2,829	$509,687	$512,516	$—	$7,586

The following table shows information related to impaired loans by class at September 30, 2014 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$14	$34	$—
Real estate:
Owner occupied	784	909	—
Real estate construction and other land loans	1,319	2,111	—
Commercial real estate	331	344	—
Total real estate	2,434	3,364	—
Consumer:
Equity loans and lines of credit	1,655	2,317	—
Total with no related allowance recorded	4,103	5,715	—

With an allowance recorded:
Commercial:
Commercial and industrial	8	8	—
Real estate:
Owner occupied	1,094	1,250	97
Real estate construction and other land loans	3,635	3,635	215
Total real estate	4,729	4,885	312
Consumer:
Equity loans and lines of credit	258	277	44
Consumer and installment	22	23	4
Total consumer	280	300	48
Total with an allowance recorded	5,017	5,193	360
Total	$9,120	$10,908	$360

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$350	$385	$—
Real estate:
Owner occupied	3,160	4,159	—
Real estate construction and other land loans	1,449	2,136	—
Commercial real estate	502	891	—
Total real estate	5,111	7,186	—
Consumer:
Equity loans and lines of credit	2,029	2,826	—
Consumer and installment	4	5	—
Total consumer	2,033	2,831	—
Total with no related allowance recorded	7,494	10,402	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,177	1,222	469
Real estate:
Owner occupied	385	425	3
Real estate construction and other land loans	4,044	4,044	462
Total real estate	4,429	4,469	465
Consumer:
Equity loans and lines of credit	257	264	73
Total with an allowance recorded	5,863	5,955	1,007
Total	$13,357	$16,357	$1,007

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$20	$—	$412	$—
Real estate:
Owner occupied	1,227	14	2,196	—
Real estate construction and other land loans	1,335	18	2,172	—
Commercial real estate	377	—	332	—
Total real estate	2,939	32	4,700	—
Consumer:
Equity loans and lines of credit	1,652	—	2,057	—
Consumer and installment	8	—	14	—
Total consumer	1,660	—	2,071	—
Total with no related allowance recorded	4,619	32	7,183	—

With an allowance recorded:
Commercial:
Commercial and industrial	8	—	1,271	15
Real estate:
Owner occupied	816	—	1,471	35
Real estate construction and other land loans	3,687	66	4,049	85
Commercial real estate	43	—	—	—
Total real estate	4,546	66	5,520	120
Consumer:
Equity loans and lines of credit	314	—	571	—
Total with an allowance recorded	4,882	66	7,362	135
Total	$9,501	$98	$14,545	$135

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$184	$—	$309	$—
Total commercial	184	—	309	—
Real estate:
Owner occupied	2,406	41	1,681	—
Real estate construction and other land loans	1,345	18	3,001	—
Commercial real estate	501	—	282	—
Total real estate	4,252	59	4,964	—
Consumer:
Equity loans and lines of credit	1,837	—	1,966	—
Consumer and installment	11	—	10	—
Total consumer	1,848	—	1,976	—
Total with no related allowance recorded	6,284	59	7,249	—

With an allowance recorded:
Commercial:
Commercial and industrial	351	—	1,404	80
Total commercial	351	—	1,404	80
Real estate:
Owner occupied	283	—	1,454	65
Real estate construction and other land loans	3,852	204	4,440	255
Commercial real estate	13	—	—	—
Total real estate	4,148	204	5,894	320
Consumer:
Equity loans and lines of credit	251	—	465	—
Consumer and installment	29	—	—	—
Total consumer	280	—	465	—
Total with an allowance recorded	4,779	204	7,763	400
Total	$11,063	$263	$15,012	$400

Foregone interest on nonaccrual loans totaled $270,000 and $523,000 for the nine month periods ended September 30, 2014 and 2013, respectively. For the three month periods ended September 30, 2014 and 2013, foregone interest on nonaccrual loans totaled $95,000 and $145,000, respectively.

Troubled Debt Restructurings:
As of September 30, 2014 and December 31, 2013, the Company has a recorded investment in troubled debt restructurings of $7,903,000 and $10,366,000, respectively. The Company has allocated $288,000 and $946,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013, respectively. The Company has committed to lend no additional amounts as of September 30, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.
During the nine month periods ended September 30, 2014 one loan was modified as a troubled debt restructuring. The modification of the terms of such loan included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2014 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Equity loans and lines of credit	1	7	—	7	4

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

During the three months ended September 30, 2014 and 2013 no loans were modified as troubled debt restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the nine months ended September 30, 2014 and September 30, 2013.

Note 6.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2014 was $29,917,000 consisting of $14,643,000, $8,934,000, and $6,340,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, and Visalia Community Bank, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2014.
The intangible assets at September 30, 2014 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank of $1,365,000, and Service 1st Bancorp in 2008 of $1,400,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2014 was $1,428,000 net of $1,337,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2014. Management performed an annual impairment test on core deposit intangibles as of September 30, 2014 and determined no impairment was necessary. Amortization expense recognized was $252,000 and $184,000 for the nine month periods ended September 30, 2014 and 2013, respectively. Amortization expense recognized was $84,000 for the three month periods ended September 30, 2014 and 2013.
The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending	Estimated Core Deposit Intangible Amortization
2014	$85
2015	320
2016	137
2017	137
2018	137
Thereafter	612
$1,428

Note 7.  Borrowing Arrangements

As of September 30, 2014 or December 31, 2013, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $1,446,000 and $3,985,000, and market values totaling $1,570,000 and $4,084,000 at September 30, 2014 and December 31, 2013, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of September 30, 2014 and December 31, 2013, the Company had no Federal funds purchased.

Note 8.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of September 30, 2014 and December 31, 2013, the Company maintained a deferred tax valuation allowance of $108,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  During the nine months ended September 30, 2014, the Company did not increase its reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California. During the nine months ended September 30, 2013, the Company decreased its reserve for uncertain tax positions by $141,000. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

     Commitments to extend credit amounting to $195,081,000 and $192,667,000 were outstanding at September 30, 2014 and December 31, 2013, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $194,643,000 and $191,072,000 at September 30, 2014 and December 31, 2013, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $21,718,000 and $26,402,000 as of September 30, 2014 and December 31, 2013, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $438,000 and $1,595,000 were outstanding at September 30, 2014 and December 31, 2013, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2014 and December 31, 2013.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2014 and December 31, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $59,000 and $141,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes.
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

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
Net Income	$2,351	$2,969	$7,660	$6,039
Less: Preferred stock dividends and accretion	—	(87)	—	(262)
Income available to common shareholders	$2,351	$2,882	$7,660	$5,777
Weighted average shares outstanding	10,919,630	10,899,086	10,917,892	10,020,057
Basic earnings per share	$0.22	$0.26	$0.70	$0.58

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
Net Income	$2,351	$2,969	$7,660	$6,039
Less: Preferred stock dividends and accretion	—	(87)	—	(262)
Income available to common shareholders	$2,351	$2,882	$7,660	$5,777
Weighted average shares outstanding	10,919,630	10,899,086	10,917,892	10,020,057
Effect of dilutive stock options	95,277	59,725	87,661	59,977
Weighted average shares of common stock and common stock equivalents	11,014,907	10,958,811	11,005,553	10,080,034
Diluted earnings per share	$0.21	$0.26	$0.70	$0.57

During the nine month periods ended September 30, 2014 and 2013, options to purchase 171,065 and 202,355 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.  During the three month periods ended September 30, 2014 and 2013, options to purchase 162,160 and 202,355 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 11.  Share-Based Compensation

The Company has two share based compensation plans as described below. Share-based compensation cost recognized for those plans was $93,000 and $73,000 for the nine months ended September 30, 2014 and 2013, respectively. For the quarters ended September 30, 2014 and 2013, shared-based compensation was $39,000 and $23,000, respectively. The recognized tax benefits for the share based compensation expense were $12,000 and $13,000, respectively, for the nine month periods ended September 30, 2014 and 2013. For the quarters ended September 30, 2014 and 2013, recognized tax benefits were $2,000 and $4,000, respectively.
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
     No options to purchase shares of the Company’s common stock were granted during the nine month periods ended September 30, 2014 and 2013.
A summary of the combined activity of the Company’s Stock Option Compensation Plans for the nine month period ended September 30, 2014 follows(in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2014	380,430	$8.83
Options exercised	(7,360)	$6.16
Options forfeited	(2,220)	$9.27
Options outstanding at September 30, 2014	370,850	$8.88	3.95	$1,194
Options vested or expected to vest at September 30, 2014	366,882	$8.89	3.91	$1,178
Options exercisable at September 30, 2014	304,250	$9.18	3.16	$931

Information related to the stock option plan is as follows (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Intrinsic value of options exercised	$39	$77
Cash received from options exercised	$45	$782
Excess tax benefit realized for option exercises	$6	$16

As of September 30, 2014, there was $194,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under both plans.  The cost is expected to be recognized over a weighted average period of 2.54 years. The total fair value of options vested was $98,000 for the nine months ended September 30, 2014 and 2013.

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
The following table summarizes restricted stock activity for the nine month period ended September 30, 2014 as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2014	—	$—
Granted	57,330	$12.68
Vested	—	$—
Forfeited	—	$—
Nonvested outstanding shares at September 30, 2014	57,330	$12.68

    During the quarter ended September 30, 2014, 48,425 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $12.95 per share on the date of grant. During the nine month period ended September 30, 2014, 57,330 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $12.68 per share on the date of grant. These restricted common stock awards vest 20% after Year 1. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of September 30, 2014, there were 57,330 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $24,000 for the nine month period ended September 30, 2014. Share-based compensation cost charged against income for restricted stock awards was $17,000 for the three month period ended September 30, 2014. None was charged to income for the nine month period ended September 30, 2013.
As of September 30, 2014, there was $698,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 4.73 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $658,000 at September 30, 2014.

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

OVERVIEW

Third Quarter of 2014

In the third quarter of 2014, our consolidated net income was $2,351,000 compared to net income of $2,969,000 for the same period in 2013. Diluted EPS was $0.21 for the third quarter ended September 30, 2014 compared to $0.26 for the same period in 2013. The decrease in net income was primarily driven by a decrease in net interest income for the third quarter of 2014 compared to the corresponding period in 2013. Net interest income during the third quarter of 2013 was positively impacted by payment collections of nonaccrual loans totaling $4,731,000 which resulted in a recovery of interest income of $1,484,000. No provision for credit losses was booked for the third quarter of 2014 or 2013. Net interest income before the provision for credit losses decreased $660,000 or 6.26% comparing the quarter ended September 30, 2014 to the same period in 2013.

Net interest margin (fully tax equivalent basis) was 4.06% for the quarter ended September 30, 2014 compared to 4.66% for the same period in 2013, a 60 basis point decrease. The margin decreased principally due to a decrease in yields on interest-earning assets offset by a decrease in rates on interest-bearing liabilities. The yield on average total interest-earning assets decreased 65 basis points and interest rates on deposits decreased 7 basis points comparing the quarter ended September 30, 2014 to the same period in 2013. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 4 basis points to 0.10% for the quarter ended September 30, 2014 compared to 0.14% for the same period in 2013.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.

Non-interest income increased $248,000 or 13.68% primarily due to a $27,000 increase in interchange fees, a $27,000 increase in Federal Home Loan Bank dividends, an increase in net realized gains on sales and calls of investment securities of $240,000, and a $84,000 increase in loan placement fees, partially offset by a $100,000 decrease in service charge income. The decrease in the service charge income resulted from a decrease in NSF fees. The net gains realized on sales and calls of investment securities reported in 2014 was the result of a partial restructuring of the investment portfolio designed to improve future performance. Non-interest expense increased $60,000 or 0.67% for the same periods mainly due to increases in salary and employee benefits, occupancy expense, data processing expenses, legal fees, Internet banking expenses, and net losses incurred on disposal or writedown of premises and equipment.

Annualized return on average equity for the third quarter of 2014 was 7.10% compared to 9.87% for the same period in 2013. Total average equity was $132,458,000 for the third quarter 2014 compared to $120,307,000 for the third quarter 2013. The decrease in ROE reflects a decrease in net income and an increase in capital from the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).

Our average total assets increased $88,969,000 or 8.30% to $1,160,690,000 at the end of the third quarter 2014 compared to the same period in 2013.  Total average interest-earning assets increased $77,623,000 or 7.93% comparing the third quarter of 2014 to the same period of 2013.  Average total loans, including nonaccrual loans, increased $29,160,000 or 5.65% comparing the third quarter of 2014 to the same period of 2013. Average total investments and interest-earning deposits increased $45,007,000 or 9.67% in the three month period ended September 30, 2014 compared to the same period in 2013.  Average interest-bearing liabilities increased $60,994,000 or 9.97% over the same period. Average non-interest bearing demand deposits increased 2.41% to $340,066,000 in 2014 compared to $332,070,000 for 2013.  The ratio of average non-interest bearing demand deposits to average total deposits was 33.76% in the third quarter of 2014 compared to 35.38% for 2013.

First Nine Months of 2014

For the nine months ended September 30, 2014, our consolidated net income was $7,660,000 compared to net income of $6,039,000 for the same period in 2013.  Diluted EPS was $0.70 for the first nine months of 2014 compared to $0.57 for the first nine months of 2013.  Net income increased 26.84%, primarily driven by an increase in net interest income in 2014 compared to 2013. During the nine month period ended September 30, 2014, our net interest margin (fully tax equivalent basis) decreased 3 basis points to 4.13%.  Net interest income before the provision for credit losses increased $5,620,000 or 23.17%.  Net interest income during the first nine months of 2014 was positively impacted by payment collections of nonaccrual loans totaling $1,846,000 which resulted in a recovery of interest income of $861,000. Net interest income in 2013 was positively impacted when we collected nonaccrual loans of $4,731,000 which resulted in an interest income recovery of $1,484,000. Non-interest income increased $215,000 or 3.67%, and non-interest expense increased $3,373,000 or 14.57% in the first nine months of 2014 compared to 2013. During the nine months ended September 30, 2014 the Company recorded a reverse provision for credit losses of $400,000. The Company did not record a provision during the nine months ended September 30, 2013. Unless otherwise noted, material changes in year-over-year operating performance in dollar terms for the nine months ended September 30, 2014 were the result of the VCB acquisition.

Annualized return on average equity for the nine months ended September 30, 2014 was 7.90% compared to 6.83% for the same period in 2013.  Annualized return on average assets was 0.89% and 0.86% for the nine months ended September 30, 2014 and 2013, respectively.  Total average equity was $129,208,000 for the nine months ended September 30, 2014 compared to $117,812,000 for the same period in 2013.  The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).

Our average total assets increased $206,336,000 or 21.93% in the first nine months of 2014 compared to the same period in 2013.  Total average interest-earning assets increased $190,568,000 or 22.33% comparing the first nine months of 2014 to the same period in 2013.  Average total loans increased 94,996,000 or 21.79%. Average total investments increased $90,733,000, or 21.45% in the nine month period ended September 30, 2014 compared to the same period in 2013.  Average interest-bearing liabilities increased $108,460,000 or 19.73% over the same period.

Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2014 was 4.13% compared to 4.16% for the same period in 2013.  The decrease in net interest margin in the period-to-period comparison resulted primarily from a decrease in the yield on the the loan portfolio, offset by an increase in the yield on the Company’s investment portfolio, and a decrease in the Company’s cost of funds.  The effective yield on interest earning assets decreased 8 basis points to 4.24% for the nine month period ended September 30, 2014 compared to 4.32% for the same period in 2013. For the nine months ended September 30, 2014, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 28 basis points. The effective yield on loans also decreased 47 basis points. The cost of total interest-bearing liabilities decreased 7 basis points to 0.18% compared to 0.25% for the same period in 2013.  The cost of total deposits, including noninterest bearing accounts, decreased 5 basis points to 0.11% for the nine months ended 2014 compared to 0.16% for the same period in 2013.

Net interest income before the provision for credit losses for the third quarter of 2014 was $29,879,000 compared to $24,259,000 for the same period in 2013, an increase of $5,620,000 or 23.17%.  Net interest income increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities, primarily as a result of the VCB acquisition, and a decrease in the recovery of foregone interest income in 2014 compared to 2013 from the repayment of loans previously identified as non-accrual. The Bank recovered $861,000 of foregone interest income in 2014 compared to $1,484,000 in 2013. The Bank had non-accrual loans totaling $4,266,000 at September 30, 2014, compared to $7,586,000 at December 31, 2013 and $8,022,000 at September 30, 2013.  The Company had no other real estate owned at September 30, 2014, compared to $190,000 at December 31, 2013 and $124,000 at September 30, 2013.

At September 30, 2014, we had total net loans of $547,247,000, total assets of $1,164,119,000, total deposits of $1,008,863,000, and shareholders’ equity of $133,013,000.

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

The Bank operates 21 branches which serve the communities of Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2014 FDIC data, the Bank’s branches in Fresno, Madera, and Tulare Counties had a 4.81% combined deposit market share of all insured depositories. The Bank’s branches in Merced, Sacramento, San Joaquin, and Stanislaus Counties had a 0.44% combined deposit market share of all insured depositories.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to our shareholders is determined in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 7.90% for the nine months ended September 30, 2014 compared to 6.89% for the year ended December 31, 2013 and 6.83% for the annualized nine months ended September 30, 2013.  Our net income for the nine months ended September 30, 2014 increased $1,621,000 or 26.84% to $7,660,000 compared to $6,039,000 for the nine months ended September 30, 2013.  Net income increased due to an increase in interest income, a reverse provision for credit losses, an increase in non-interest income, partially offset by an increase in tax expense, and an increase in non-interest expenses. Net interest margin (NIM) decreased 3 basis points comparing the nine month periods ended September 30, 2014 and 2013.  Diluted EPS was $0.70 for the nine months ended September 30, 2014 and $0.57 for the same period in 2013.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2014 was 0.89% compared to 0.84% for the year ended December 31, 2013 and 0.86% for the annualized nine months ended September 30, 2013.  The increase in ROA compared to December 2013 and same period in 2013 is due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the nine months ended September 30, 2014 were $1,147,366,000 compared to $986,924,000 for the year ended December 31, 2013.  ROA for our peer group was 0.90% for the year ended December 31, 2013.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $300 million to $2 billion that are not subchapter S corporations.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.13% for the nine months ended September 30, 2014, compared to 4.16% for the same period in 2013.  The decrease in net interest margin is principally due to continued growth in earning assets in a low rate and competitive economic environment. The Company's net interest margin was positively impacted by the decrease in our rates on interest-bearing liabilities.  More specifically, increases in the yield on the Company’s investment portfolio, and a decrease in the Company’s cost of funds offset the decrease in the yield on the Company's loan portfolio. In comparing the two periods, the effective yield on total earning assets decreased 8 basis points, while the cost of total interest bearing liabilities decreased 7 basis points and the cost of total deposits decreased 5 basis points.  The Company’s total cost of deposits for the nine months ended September 30, 2014 was 0.11% compared to 0.16% for the same period in 2013.  At September 30, 2014, 34.57% of the Company’s average deposits were non-interest bearing compared to 31.56% for the Company’s peer group as of December 31, 2013.  Net interest income before the provision for credit losses for the nine month period ended September 30, 2014 was $29,879,000 compared to $24,259,000 for the same period in 2013.

Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank owned life insurance, and gains from sales of investment securities. Non-interest income for the nine months ended September 30, 2014 increased $215,000 or 3.67%, to $6,081,000 compared to $5,866,000 for the nine months ended September 30, 2013.  The increase resulted primarily from increases in service charge income, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and interchange fees, offset by decreases in net realized gains on sales and calls of investment securities, and loan placement fees compared to the comparable 2013 period.  Further detail of non-interest income is provided below.

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

The Company had non-performing loans totaling $4,266,000 or 0.77% of total loans as of September 30, 2014 and $7,586,000 or 1.48% of total loans at December 31, 2013.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had no other real estate owned (OREO) at September 30, 2014. The Company had $190,000 in OREO at December 31, 2013. The Company’s ratio of non-performing assets as a percentage of total assets was 0.37% as of September 30, 2014 and 0.68% at December 31, 2013.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $18,484,000 or 1.61% during the nine months ended ended September 30, 2014 to $1,164,119,000 compared to $1,145,635,000 as of December 31, 2013.  Total gross loans increased $42,379,000 to $554,736,000 as of September 30, 2014 compared to $512,357,000 as of December 31, 2013.  Total deposits increased 0.47% to $1,008,863,000 as of September 30, 2014 compared to $1,004,143,000 as of December 31, 2013. Our loan to deposit ratio at September 30, 2014 was 54.99% compared to 51.02% at December 31, 2013.  The loan to deposit ratio of our peers was 74.46% at June 30, 2014.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2014, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 74.03% for the first nine months of 2014 compared to 79.19% for the first nine months of 2013.  The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense. Further discussion of the increase in net interest income and increase in operating expenses is below.

The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains, increased 21.84% to $35,324,000 for the first nine months of 2014 compared to $28,992,000 for the same period in 2013, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 13.90% to $26,150,000 from $22,958,000 for the same period in 2013.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $289,987,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013:

Net income increased to $7,660,000 for the nine months ended September 30, 2014 compared to $6,039,000 for the nine months ended September 30, 2013.  Basic and diluted earnings per share for September 30, 2014 were $0.70. Basic and diluted earnings per share for the same period in 2013 were $0.58 and $0.57, respectively. Annualized ROE was 7.90% for the nine months ended September 30, 2014 compared to 6.83% for the nine months ended September 30, 2013.  Annualized ROA for the nine month periods ended September 30, 2014 and 2013 was 0.89% and 0.86%, respectively. Unless otherwise noted, material changes in year-over-year operating performance in dollar terms for the nine months ended September 30, 2014 were the result of the VCB acquisition, which closed on July 1, 2013.

The increase in net income for the nine months ended September 30, 2014 compared to the same period in 2013 can be attributed to an increase in interest income, an increase in non-interest income, decreases in interest expense and the reversal of credit loss provisions, partially offset by a an increase in income tax expense, and an increase in non-interest expense. The increase in non-interest income was primarily driven by an increase in interchange fees, an increase in service charge income, and an increase in Federal Home Loan Bank dividends, an increase in appreciation in cash surrender value of bank owned life insurance, partially offset by a decrease in net realized gains on sales and calls of investment securities, and a decrease in loan placement fees compared to the comparable 2013 period. Non-interest expenses increased due to an increase in salaries and employee benefits, occupancy and equipment expenses, data processing expenses, Internet banking expenses, regulatory assessments, ATM/debit card expenses, license and maintenance contracts, legal fees, and advertising expenses. Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$55,463	$134	0.32%	$35,910	$104	0.39%
Securities
Taxable securities	297,528	4,127	1.85%	223,901	1,341	0.80%
Non-taxable securities (1)	160,513	6,522	5.42%	163,020	6,559	5.36%
Total investment securities	458,041	10,649	3.10%	386,921	7,900	2.72%
Federal funds sold	274	1	0.25%	214	—	0.25%
Total securities and interest-earning deposits	513,778	10,784	2.80%	423,045	8,004	2.52%
Loans (2) (3)	525,492	22,197	5.65%	426,265	19,523	6.12%
Federal Home Loan Bank stock	4,669	237	6.77%	4,061	113	3.71%
Total interest-earning assets	1,043,939	$33,218	4.24%	853,371	$27,640	4.32%
Allowance for credit losses	(8,333)			(9,720)
Nonaccrual loans	5,377			9,608
Other real estate owned	48			55
Cash and due from banks	23,447			20,011
Bank premises and equipment	10,591			6,856
Other non-earning assets	72,297			60,849
Total average assets	$1,147,366			$941,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$262,390	$184	0.09%	$208,116	$217	0.14%
Money market accounts	226,637	133	0.08%	186,202	170	0.12%
Time certificates of deposit, under $100,000	59,375	171	0.39%	41,023	137	0.45%
Time certificates of deposit, $100,000 and over	104,720	326	0.42%	108,666	423	0.52%
Total interest-bearing deposits	653,122	814	0.17%	544,007	947	0.23%
Other borrowed funds	5,155	72	1.87%	5,810	91	2.09%
Total interest-bearing liabilities	658,277	$886	0.18%	549,817	$1,038	0.25%
Non-interest bearing demand deposits	345,091			261,735
Other liabilities	14,790			11,666
Shareholders’ equity	129,208			117,812
Total average liabilities and shareholders’ equity	$1,147,366			$941,030
Interest income and rate earned on average earning assets		$33,218	4.24%		$27,640	4.32%
Interest expense and interest cost related to average interest-bearing liabilities		886	0.18%		1,038	0.25%
Net interest income and net interest margin (4)		$32,332	4.13%		$26,602	4.16%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $2,217 and $2,230 in 2014 and 2013, respectively.

(2)	Loan interest income includes loan fees of $236 in 2014 and $185 in 2013

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans..

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Nine Months Ended September 30, 2014 and 2013
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$43	$(13)	$30
Investment securities:
Taxable	557	2,229	2,786
Non-taxable (1)	(104)	67	(37)
Total investment securities	453	2,296	2,749
Federal funds sold	1	—	1
Loans	4,015	(1,341)	2,674
FHLB Stock	19	105	124
Total earning assets (1)	4,531	1,047	5,578
Interest expense:
Deposits:
Savings, NOW and MMA	169	(239)	(70)
Certificates of deposit under $100,000	49	(15)	34
Certificates of deposit $100,000 and over	(15)	(82)	(97)
Total interest-bearing deposits	203	(336)	(133)
Other borrowed funds	(9)	(10)	(19)
Total interest bearing liabilities	194	(346)	(152)
Net interest income (1)	$4,337	$1,393	$5,730

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $2,674,000 or 13.70% for the nine months ended September 30, 2014 compared to the same period in 2013. Net interest income during the first nine months of 2014 was positively impacted by an increase in average total loans in 2014, increasing by $94,996,000 or 21.79% to $530,869,000 compared to $435,873,000 for the same period in 2013, and offset by a decrease in the recovery of foregone interest income in 2014 compared to 2013 from the repayment of loans previously identified as non-accrual, and a decrease in the yield on average loans. The Bank recovered $861,000 of foregone interest income in 2014 compared to $1,484,000 in 2013. The yield on average loans, excluding nonaccrual loans, was 5.65% for the nine months ended 2014 as compared to 6.12% for the same period in 2013.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $2,793,000 in the first nine months of 2014 to $8,567,000 compared to $5,774,000, for the same period in 2013.  The yield on average investments increased 28 basis points to 2.80% for the nine month period ended September 30, 2014 compared to 2.52% for the same period in 2013. The realized yields on mortgage-backed securities increased due to a slowdown in mortgage prepayments during this period compared to the prior year period, which contributed to the increase in the yield on the investment portfolio. Average total securities and interest-earning deposits for the first nine months of 2014 increased $90,733,000 or 21.45% to $513,778,000 compared to $423,045,000 for the same period in 2013.  Income from investments represents 28.67% of net interest income for the first nine months of 2014 compared to 23.80% for the same period in 2013.

In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2014, we held $257,595,000 or 53.79% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.88%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized gain on the investment portfolio was $4,521,000 at September 30, 2014 and is reflected in the Company’s equity.  At September 30, 2014, the average life of the investment portfolio was 5.59 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $7,440,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.

A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2014, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $40,066,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $25,574,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income on a non-tax equivalent basis for the nine months ended September 30, 2014 increased $5,467,000 or 21.61% to $30,764,000 compared to $25,297,000 for the nine months ended September 30, 2013.  The yield on interest earning assets decreased 8 basis point to 4.24% on a fully tax equivalent basis for the nine months ended September 30, 2014 from 4.32% for the nine months ended September 30, 2013, primarily due to the decrease in yields on loans.  Average interest earning assets increased to $1,043,939,000 for the nine months ended September 30, 2014 compared to $853,371,000 for the nine months ended September 30, 2013.  The $190,568,000 increase in average earning assets can be attributed to the $90,733,000 increase in average investments and a $99,227,000 or 23.28% increase in average loans.

Interest expense on deposits for the nine months ended September 30, 2014 decreased $133,000 or 14.04% to $814,000 compared to $947,000 for the nine months ended September 30, 2013.  This decrease in interest expense was primarily due to repricing of interest bearing deposits. The average interest rate on interest bearing deposits decreased 6 basis points to 0.17% for the nine months ended September 30, 2014 from 0.23% in 2013 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 20.06% or $109,115,000 to $653,122,000 for the nine months ended September 30, 2014 compared to $544,007,000 for the same period ended September 30, 2013.

Average other borrowed funds decreased $655,000 or 11.27% to $5,155,000 with an effective rate of 1.87% for the nine months ended September 30, 2014 compared to $5,810,000 with an effective rate of 2.09% for the nine months ended September 30, 2013.  As a result, total interest expense on other borrowed funds decreased $19,000 to $72,000 for the nine months ended September 30, 2014 from $91,000 for the nine months ended September 30, 2013.  Other borrowings include advances from the Federal Home Loan Bank (FHLB) and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term borrowings. FHLB advances have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.83% and 1.87% at September 30, 2014 and 2013, respectively.  See the section on Financial Condition for more detail.

The cost of our interest-bearing liabilities decreased 7 basis points to 0.18% for the nine month period ended September 30, 2014 compared to 0.25% for 2013, while the cost of total deposits decreased to 0.11% for the nine month period ended September 30, 2014 compared to 0.16% for same period in 2013.  Average non-interest bearing demand deposits increased 31.85% to $345,091,000 in 2014 compared to $261,735,000 for 2013.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 34.57% in the nine month period of 2014 compared to 32.48% for the same period in 2013.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2014 increased by $5,620,000 or 23.17% to $29,879,000 compared to $24,259,000 for the same period in 2013.  The increase was due to the increase in average earning assets, asset mix changes, partially offset by a 6 basis point decrease in the average interest rate on interest bearing deposits, and an increase in average interest bearing liabilities. Net interest income for the first nine months of 2014 was positively impacted by the collection of nonaccrual loans totaling $1,846,000 which resulted in recover of interest income of $861,000, compared to 2013 when we collected nonaccrual loans of $4,731,000 which resulted in an interest income recovery of $1,484,000. Average interest earning assets were $1,043,939,000 for the nine months ended September 30, 2014 with a net interest margin (fully tax equivalent basis) of 4.13% compared to $853,371,000 with a net interest margin (fully tax equivalent basis) of 4.16% for the nine months ended September 30, 2013.  The $190,568,000 increase in average earning assets can be attributed to the $90,733,000 increase in total investments and $99,227,000 or 23.28% in average loans.  Average interest bearing liabilities increased 19.73% to $658,277,000 for the nine months ended September 30, 2014, compared to $549,817,000 for the same period in 2013.  For the nine months ended September 30, 2014, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 28 basis points. The effective yield on loans decreased 47 basis points.

Provision for Credit Losses

We provide for probable incurred credit losses by a charge to operating income based upon the composition of the loan portfolio, delinquency levels, historical losses, nonperforming asset levels, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or when continuance as an active earning bank asset is not warranted.

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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	September 30, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$1,741	16.0%	$1,928	17.0%
Agricultural land and production	416	7.9%	516	6.1%
Total commercial	2,157	23.9%	2,444	23.1%
Real estate:
Owner occupied	1,233	28.5%	1,697	30.6%
Real estate construction and other land loans	1,118	7.8%	1,289	8.3%
Commercial real estate	1,241	18.0%	1,406	16.8%
Agricultural real estate	557	10.5%	672	8.6%
Other real estate	46	0.8%	110	0.9%
Total real estate	4,195	65.6%	5,174	65.2%
Consumer:
Equity loans and lines of credit	619	8.7%	874	9.5%
Consumer and installment	260	1.8%	294	2.2%
Total consumer	879	10.5%	1,168	11.7%
Unallocated reserves	258		422
Total allowance for credit losses	$7,489	100.0%	$9,208	100.0%

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

During the nine months ended September 30, 2014 the Company recorded a reversal of the allowance for credit losses of $400,000. There were no additions made to the allowance for credit losses in the first nine months of 2013.  The reverse provision and the absence of provisions is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below. The reserves declined as a result of continued improvements in levels of classified and nonperforming loans, improvements in the economy as well as improvements in real estate collateral values. The majority of the net decrease in the allowance was related to a nonaccrual commercial and industrial loan charged off.  During the nine months ended September 30, 2014, the Company had net charge offs totaling $1,319,000 compared to $401,000 for the same period in 2013. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses as of December 31, 2013.

Nonperforming loans were $4,266,000 and $7,586,000 at September 30, 2014 and December 31, 2013, respectively, and $8,022,000 at September 30, 2013.  Nonperforming loans as a percentage of total loans were 0.77% at September 30, 2014 compared to 1.48% at December 31, 2013 and 1.56% at September 30, 2013.

The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was 0.33% for the nine months ended September 30, 2014, and 0.12% for the same period in 2013.

Notwithstanding improvements in the economy, we expect some weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make significant provisions to the allowance for credit losses in the future. Many of the agricultural crops grown by our Central Valley customers have been harvested with preliminary results demonstrating that California’s drought has definitely had an impact with lower crop yields compared to the previous year for certain crops. Many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. The offset to lower yields is crop prices remaining at levels allowing profitability for most farming operations, although the end result of the 2014 crop year will not be realized until the fourth quarter and into first quarter of 2015 when proceeds from crop sales are finalized. By closely monitoring the water and the related issues affecting our customers in 2014 we are optimistic as we look to 2015, knowing that the need for rain and a significant snow pack continue to be important factors for the short and long-term economic impact on agribusiness in California’s San Joaquin Valley.  We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.

As of September 30, 2014, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $30,279,000 for the nine months period ended September 30, 2014 and $24,259,000 for the same period in 2013.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $6,081,000 for the nine months ended September 30, 2014 compared to $5,866,000 for the same period in 2013.  The $215,000 or 3.67% increase in non-interest income was primarily due to $124,000 increase in Federal Home Loan Bank dividends, a $246,000 increase in interchange fees, and an increase in customer service charges of $159,000, an increase in appreciation in cash surrender value of bank owned life insurance of $117,000, partially offset by a $560,000 decrease in net realized gains on sales and calls of investment securities and a $106,000 decrease in loan placement fees.

During the nine months ended September 30, 2014, we realized a net gain on sales and calls of investment securities of $573,000 compared to $1,133,000 for the same period in 2013.  The net gain realized on sales and calls of investment securities in 2013 was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges increased $159,000 or 6.97% to $2,441,000 for the first nine months of 2014 compared to $2,282,000 for the same period in 2013. Interchange fees increased $246,000 to $924,000 first nine months of 2014 compared to $678,000 for the same period in 2013. Loan placement fees decreased $106,000 or 20.91% to $401,000 for the first nine months of 2014 compared to $507,000 for the same period in 2013, primarily due to an decrease in mortgage refinances.

The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $4,791,000 in FHLB stock.  We received dividends totaling $237,000 in the nine months ended September 30, 2014, compared to $113,000 for the same period in 2013.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $3,373,000 or 14.57% to $26,520,000 for the nine months ended September 30, 2014, compared to $23,147,000 for the nine months ended September 30, 2013.  The net increase in 2014 was a result of increases in occupancy and equipment expenses of $735,000, salaries and employee benefits of $1,917,000, data processing expenses of $413,000, Internet banking expenses of $102,000, ATM/Debit card expenses of $88,000, license and maintenance contracts of $46,000, other non-interest expenses of $534,000, regulatory assessments of $52,000, and advertising fees of $116,000, offset by a decrease in acquisition and integration expenses of $784,000.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sales and calls of investments and OREO related gains and losses) was 74.03% for the first nine months of 2014 compared to 79.19% for the nine months ended September 30, 2013. The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense.

Salaries and employee benefits increased $1,917,000 or 14.84% to $14,833,000 for the first nine months of 2014 compared to $12,916,000 for the nine months ended September 30, 2013.  Full time equivalent employees were 269 at September 30, 2014, compared to 230 at September 30, 2013. The increase in full time equivalent employees was primarily a result of the VCB acquisition.

Occupancy and equipment expense increased $735,000 or 25.03% to $3,671,000 for the nine months ended September 30, 2014 compared to $2,936,000 for the nine months ended September 30, 2013. The increase in 2014 was primarily due to increases in rent and depreciation expense for the premises acquired from VCB. The Company made no changes in its depreciation expense methodology.

Regulatory assessments increased to $569,000 for the nine month period ended September 30, 2014 compared to $517,000 for the same period in 2013.  The assessment base for calculating the amount owed is average assets minus average tangible equity.

Other categories of non-interest expenses increased $534,000 or 17.08% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2014		2013
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$201	0.02%	$187	0.03%
Director fees and related expenses	197	0.02%	167	0.02%
Amortization of software	174	0.02%	179	0.03%
Postage	179	0.02%	146	0.02%
Compliance Expense	161	0.02%	112	0.02%
Legal	220	0.03%	84	0.01%
Personnel other	116	0.01%	96	0.01%
Armored courier fees	169	0.02%	105	0.01%
Consulting	174	0.02%	279	0.04%
Telephone	163	0.02%	156	0.02%
Donations	135	0.02%	122	0.02%
Appraisal fees	96	0.01%	46	0.01%
Education/training	113	0.01%	96	0.01%
General insurance	104	0.01%	93	0.01%
Loss on sale or write-down of assets	191	0.02%	—	—%
Operating losses	32	—%	37	0.01%
Other	1,235	0.14%	1,221	0.17%
Total other non-interest expense	$3,660	0.43%	$3,126	0.44%

Provision for Income Taxes

Our effective income tax rate was 22.15% for the nine months ended September 30, 2014 compared to 13.46% for the nine months ended September 30, 2013. The Company reported an income tax provision of $2,180,000 for the nine months ended September 30, 2014, compared to $939,000 for the nine months ended September 30, 2013.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits. The increase in the effective tax rate during 2014 was primarily due to an increase in pre-tax income in the 2014 period while permanent tax adjustments in 2014 remained consistent with the 2013 amounts, as well as the loss of the California net interest deduction for enterprise zone loans. Beginning January 1, 2014, tax credits and deductions related to the California enterprise zone program were reduced due to legislative changes affecting the program. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.

The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of September 30, 2014 and December 31, 2013, the Company determined that the deferred tax valuation allowance in the amount of $108,000 for California capital loss carryforwards was appropriate.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $262,000 during the nine months ended September 30, 2013.

Net Income for the Third Quarter of 2014 Compared to the Third Quarter of 2013:

Net income was $2,351,000 for the quarter ended September 30, 2014 compared to $2,969,000 for the quarter ended September 30, 2013.  Basic earnings per share was $0.22 for the quarter ended September 30, 2014 compared to $0.26 for the same period in 2013. Diluted earnings per share was $0.21 for the quarter ended September 30, 2014 compared to $0.26 for the same period in 2013  Annualized ROE was 7.10% for the quarter ended September 30, 2014 compared to 9.87% for the quarter ended September 30, 2013.  Annualized ROA for the three months ended September 30, 2014 was 0.81% compared to 1.11% for the quarter ended September 30, 2013.

The decrease in net income for the quarter ended September 30, 2014 compared to the same period in the prior year was due to decrease in net interest income, an increase in non-interest expense and an increase in the provision for income taxes, partially offset by an increase in non-interest income. Net interest income before the provision for credit losses decreased due to an decrease in the yield of average earning assets and an increase in the average loan balances and a decrease in our cost of interest bearing liabilities and an increase in the average balance of investment securities. Net interest income for the quarter ended September 30, 2013 included the recovery of foregone interest of $1,484,000 related to the collection of a $4,731,000 non-accrual loan. Non-interest income increased primarily due to an increase of $240,000 in net realized gains on sales and calls of investment securities, an increase in interchange fees of $27,000, an increase in loan placement fees of $84,000, and an increase in Federal Home Loan Bank dividends of $27,000, partially offset by the decrease in service charges of $100,000, and a decrease in other income of $37,000.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$44,877	$37	0.32%	$47,770	$45	0.37%
Securities
Taxable securities	300,520	1,341	1.75%	237,088	588	0.99%
Non-taxable securities (1)	164,796	2,226	5.29%	180,540	2,414	5.35%
Total investment securities	465,316	3,567	3.00%	417,628	3,002	2.88%
Federal funds sold	310	—	0.25%	98	—	0.25%
Total securities and interest-earning deposits	510,503	3,604	2.76%	465,496	3,047	2.62%
Loans (2) (3)	541,229	7,301	5.35%	508,905	8,677	6.76%
Federal Home Loan Bank stock	4,791	86	7.12%	4,499	59	5.25%
Total interest-earning assets	1,056,523	$10,991	4.16%	978,900	$11,783	4.81%
Allowance for credit losses	(7,439)			(9,635)
Non-accrual loans	4,436			7,600
Other real estate owned	—			163
Cash and due from banks	22,153			22,512
Bank premises and equipment	10,615			7,955
Other non-earning assets	74,402			64,226
Total average assets	$1,160,690			$1,071,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$270,474	$57	0.08%	$225,315	$78	0.14%
Money market accounts	235,769	39	0.07%	209,917	60	0.11%
Time certificates of deposit, under $100,000	54,221	64	0.47%	62,556	28	0.18%
Time certificates of deposit, $100,000 and over	106,916	89	0.33%	108,598	176	0.64%
Total interest-bearing deposits	667,380	249	0.15%	606,386	342	0.22%
Other borrowed funds	5,155	23	1.77%	5,155	25	1.92%
Total interest-bearing liabilities	672,535	$272	0.16%	611,541	$367	0.24%
Non-interest bearing demand deposits	340,066			332,070
Other liabilities	15,631			7,803
Shareholders’ equity	132,458			120,307
Total average liabilities and shareholders’ equity	$1,160,690			$1,071,721
Interest income and rate earned on average earning assets		$10,991	4.16%		$11,783	4.81%
Interest expense and interest cost related to average interest-bearing liabilities		272	0.16%		367	0.24%
Net interest income and net interest margin (4)		$10,719	4.06%		$11,416	4.66%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $757 and $821 in 2014 and 2013, respectively.

(2)	Loan interest income includes loan fees of $64 in 2014 and $144 in 2013

(3)	Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans..

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended September 30, 2014 and 2013
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(3)	$(5)	$(8)
Investment securities:
Taxable	191	562	753
Non-taxable (1)	(213)	25	(188)
Total investment securities	(22)	587	565
Federal funds sold	—	—	—
Loans	601	(1,977)	(1,376)
FHLB Stock	4	23	27
Total earning assets (1)	580	(1,372)	(792)
Interest expense:
Deposits:
Savings, NOW and MMA	29	(71)	(42)
Certificates of deposit under $100,000	(3)	39	36
Certificates of deposit $100,000 and over	(3)	(84)	(87)
Total interest-bearing deposits	23	(116)	(93)
Other borrowed funds	—	(2)	(2)
Total interest bearing liabilities	23	(118)	(95)
Net interest income (1)	$557	$(1,254)	$(697)

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans decreased $1,376,000 or 15.86% to $7,301,000 for the third quarter of 2014 compared to $8,677,000 for the same period in 2013.  The decrease in interest and fee income from loans is primarily due to the recovery of foregone interest of $1,484,000 related to the collection of a $4,731,000 non-accrual loan during the third quarter of 2013.  Average total loans, including nonaccrual loans, for the third quarter of 2014 increased $29,160,000 or 5.65% to $545,665,000 compared to $516,505,000 for the same period in 2013.  Yield on the loan portfolio was 5.35% and 6.76% for the third quarters ending September 30, 2014 and 2013, respectively.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 28.83% of net interest income for the third quarter of 2014 compared to 21.13% for the same quarter in 2013. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $621,000 in the third quarter of 2014 to $2,847,000 compared to $2,226,000, for the same period in 2013.  The increase is attributed to higher volume of total investments.  The yield on average investments increased 14 basis points to 2.76% on a fully tax equivalent basis for the third quarter of 2014 compared to 2.62% on a fully tax equivalent basis for the third quarter of 2013. We experienced a increase in yield in our investment securities in 2014 due to a decrease in the rate of prepayments on mortgage backed securities compared to the same period in 2013.  In 2013, we experienced large pay downs and calls of higher yielding CMOs which accelerated the amortization of the purchase premium associated with those securities.  Average total investments for the third quarter of 2014 increased $45,007,000 or 9.67% to $510,503,000 compared to $465,496,000 for the third quarter of 2013.

Total interest income for the third quarter of 2014 decreased $755,000 or 6.92% to $10,148,000 compared to $10,903,000 for the third quarter ended September 30, 2013.  The decrease was primarily due to the aforementioned interest recovery from a nonaccrual loan in 2013, as well as 65 basis point decrease of the tax equivalent yield on average interest earning assets. The yield on interest earning assets decreased to 4.16% on a fully tax equivalent basis for the third quarter ended September 30, 2014 from 4.81% on a fully tax equivalent basis for the third quarter ended September 30, 2013.  Average interest earning assets increased to $1,056,523,000 for the third quarter ended September 30, 2014 compared to $978,900,000 for the third quarter ended September 30, 2013.  The $77,623,000 increase in average earning assets can be attributed to the $45,007,000 increase in total investments and a $32,324,000 increase in average loans.

Interest expense on deposits for the quarter ended September 30, 2014 decreased $93,000 or 27.19% to $249,000 compared to $342,000 for the quarter ended September 30, 2013.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 4 basis points to 0.10% for the quarter ended September 30, 2014 compared to 0.14% for the same period in 2013.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 10.06% or $60,994,000 comparing the third quarter of 2014 to the same period in 2013.  Average interest-bearing deposits were $667,380,000 for the quarter ended September 30, 2014, with an effective rate paid of 0.15%, compared to $606,386,000 for the same period in 2013, with an effective rate paid of 0.22%.

Average other borrowed funds totaled $5,155,000 for the quarters ended September 30, 2014 and 2013, with an effective rate of 1.77% for the quarter ended September 30, 2014 compared to 1.92% for the quarter ended September 30, 2013.  As a result, interest expense on borrowed funds decreased $2,000 to $23,000 for the quarter ended September 30, 2014, from $25,000 for the quarter ended September 30, 2013.  Other borrowings include junior subordinated deferrable interest debentures. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 1.83% and 1.87% at September 30, 2014 and 2013, respectively.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities decreased 8 basis points to 0.16% for the quarter ended September 30, 2014 compared to 0.24% for the quarter ended September 30, 2013.  The decrease is due to the lower current interest rate environment as mentioned above.  The cost of total deposits decreased to 0.10% for the quarter ended September 30, 2014 compared to 0.14% for quarter ended September 30, 2013.  Average non-interest bearing demand deposits increased 2.41% to $340,066,000 in 2014 compared to $332,070,000 for 2013.  The ratio of average non-interest bearing demand deposits to average total deposits was 33.76% in the third quarter of 2014 compared to 35.38% for 2013.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2014, decreased $660,000 or 6.26% to $9,876,000 compared to $10,536,000 for the quarter ended September 30, 2013.  The decrease was due to the increase in average interest earning assets, an 8 basis point decrease in the average interest rate on interest-bearing deposits, asset mix changes, partially offset by and increase in average interest-bearing liabilities. Net interest income for the quarter ended September 30, 2013 included the recovery of foregone interest of $1,484,000 related to the collection of a $4,731,000 non-accrual loan. Our net interest margin decreased 60 basis points.  Average interest earning assets were $1,056,523,000 for the three months ended September 30, 2014, with a net interest margin (fully tax equivalent basis) of 4.06% compared to $978,900,000 with a net interest margin (fully tax equivalent basis) of 4.66% for the quarter ended September 30, 2013.  The $77,623,000 increase in average earning assets can be attributed to the $45,007,000 increase in total investments and a $29,160,000 increase in loans.  Average interest bearing liabilities increased 9.97% to $672,535,000 for the three months ended September 30, 2014 compared to $611,541,000 for the same period in 2013.

Provision for Credit Losses

There were no additions made to the allowance for credit losses in the third quarter of 2014 or 2013.  The decision to record no addition to the allowance for credit losses in either period is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below. The reserves on real estate related credits declined due to reductions in specific reserves on impaired credits as a result of improvements in the Company’s collateral position.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.13)% for the quarter ended September 30, 2014 compared to (0.10)% for the quarter ended September 30, 2013.  During the quarter ended September 30, 2014, the Company had a net recovery totaling $182,000 compared to net recovery of $131,000 for the same period in 2013. Recoveries of previously charged off loan balances during the quarters ended September 30, 2014 and 2013 were $240,000 and $187,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses as of December 31, 2013.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, appreciation in cash surrender value of bank owned life insurance, FHLB stock dividends, and other income.  Non-interest income was $2,061,000 for the quarter ended September 30, 2014 compared to $1,813,000 for the same period ended September 30, 2013.  The $248,000 or 13.68% increase in non-interest income for the quarter ended September 30, 2014 was primarily due to a $240,000 increase in net realized gains on sales and calls of investment securities, a $84,000 increase in loan placement fees, a $27,000 increase in interchange fees, a $27,000 increase in Federal Home Loan Bank dividends, and the $7,000 increase in appreciation in cash surrender value of bank owned life insurance, partially offset by a $100,000 decrease in service charge income.

Customer service charges decreased $100,000 or 10.98% to $811,000 for the third quarter of 2014 compared to $911,000 for the same period in 2013, due primarily to a decrease in overdraft fee income.  Other income decreased $37,000 or 12.42% to $261,000 for the third quarter of 2014 compared to $298,000 for the same period in 2013.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $60,000 or 0.67% to $9,051,000 for the quarter ended September 30, 2014 compared to $8,991,000 for the same period in 2013. Consistent with the changes discussed above for the nine month periods, the net increase quarter over quarter was a result of increases in salaries and employee benefits of $28,000, increases in occupancy and equipment of $88,000, increases in data processing expenses of $91,000, partially offset by a decrease in acquisition and integration expenses of $271,000, and decreases in consulting, ATM/debit card expenses, and regulatory assessments. Advertising expenses, legal fees, audit and accounting fees, and Internet banking expenses also increased comparing the third quarter of 2014 to the same period in 2013.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses plus non-interest income (excluding net gains from sales of securities and assets), improved to 74.03% for the third quarter of 2014 compared to 79.19% for the third quarter of 2013.

Salaries and employee benefits increased $28,000 or 0.55% to $5,076,000 for the third quarter of 2014 compared to $5,048,000 for the third quarter of 2013.  The increase in salaries and employee benefits for the third quarter of 2014 can be attributed to a increase in the number of full-time equivalent employees. The number of full time equivalent employees as of September 30, 2014, December 31, 2013 and September 30, 2013 were 269, 241, and 230, respectively. The salaries and employee benefits increase can also be attributed to higher commissions paid on a larger volume of loan placements, higher compensation expense related to the restricted common stock awards, and higher 401K match expense, offset by lower incentive expense, lower deferred compensation interest expense, and lower workers compensation expense.

Other non-interest expenses included increases of $125,000 in net losses on disposal or writedown of premises and equipment, $133,000 in legal fees, offset by decreases of $86,000 in consulting expenses $37,000 in credit card processing expenses, and $26,000 in check printing expense, as compared to the same period in 2013.

Provision for Income Taxes

The effective income tax rate was 18.54% for the third quarter of 2014 compared to 11.58% for the same period in 2013.  Provision for income taxes totaled $535,000 and $389,000 for the quarters ended September 30, 2014 and 2013, respectively.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits. The increase in the effective tax rate during 2014 was primarily due to the loss of the tax credits related to the California enterprise zone program, offset by a slight increase in interest income on non-taxable investment securities. Beginning January 1, 2014, tax credits and deductions related to the California enterprise zone program were reduced due to legislative changes affecting the program.

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

The Company accrued preferred stock dividends to the Treasury in the amount of $87,000 during the third quarter of 2013.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2014 compared to December 31, 2013.

Total assets were $1,164,119,000 as of September 30, 2014, compared to $1,145,635,000 as of December 31, 2013, an increase of 1.61% or $18,484,000.  Total gross loans were $554,736,000 as of September 30, 2014, compared to $512,357,000 as of December 31, 2013, an increase of $42,379,000 or 8.27%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 4.45% or $23,556,000 to $505,842,000.  Total deposits increased 0.47% or $4,720,000 to $1,008,863,000 as of September 30, 2014, compared to $1,004,143,000 as of December 31, 2013.  Shareholders’ equity increased $12,970,000 or 10.80% to $133,013,000 as of September 30, 2014, compared to $120,043,000 as of December 31, 2013, The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $17,088,000 as of September 30, 2014, compared to $16,294,000 as of December 31, 2013, an increase of $794,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2014, investment securities with a fair value of $102,793,000, or 23.00% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The size of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at September 30, 2014 was 54.99% compared to 51.02% at December 31, 2013.  The loan to deposit ratio of our peers was 74.46% at June 30, 2014.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 4.45% or $23,556,000 to $505,842,000 at September 30, 2014, from $529,398,000 at December 31, 2013.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $7,440,000 at September 30, 2014, compared to an unrealized loss of $3,884,000 at December 31, 2013.

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

Management evaluated all available-for-sale and held-to-maturity investment securities with an unrealized loss at September 30, 2014 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2014 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.

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

At September 30, 2014, the Company held ten U.S. Government agency securities, of which three were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, the Company held 146 obligations of states and political subdivision securities of which six were in a loss position for less than 12 months and 19 were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, the Company held 204 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 34 were in a loss position for less than 12 months and 16 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, the Company had a total of 21 PLRMBS with a remaining principal balance of $3,352,000 and a net unrealized gain of approximately $1,465,000.  Eleven of these PLRMBS with a remaining principal balance of $2,855,000 had credit ratings below investment grade.  There were no PLRMBS in a loss position at September 30, 2014. The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the nine month period ended September 30, 2014.

At September 30, 2014, the Company had a total of one mutual fund equity investments. The equity investment was not recorded with an unrealized loss at September 30, 2014.

See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $42,379,000 or 8.27% to $554,736,000 as of September 30, 2014, compared to $512,357,000 as of December 31, 2013. The table below includes loans acquired at fair value on July 1, 2013 with outstanding balances of $81,442,000 and $99,948,000 as of September 30, 2014 and December 31, 2013, respectively.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	September 30, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$88,756	16.0%	$87,082	17.0%
Agricultural land and production	44,421	7.9%	31,649	6.1%
Total commercial	133,177	23.9%	118,731	23.1%
Real estate:
Owner occupied	158,339	28.5%	156,781	30.6%
Real estate construction and other land loans	43,453	7.8%	42,329	8.3%
Commercial real estate	99,966	18.0%	86,117	16.8%
Agricultural real estate	57,807	10.5%	44,164	8.6%
Other real estate	4,239	0.8%	4,548	0.9%
Total real estate	363,804	65.6%	333,939	65.2%
Consumer:
Equity loans and lines of credit	47,812	8.7%	48,594	9.5%
Consumer and installment	9,766	1.8%	11,252	2.2%
Total consumer	57,578	10.5%	59,846	11.7%
Net deferred origination costs and (fees)	177		(159)
Total gross loans	554,736	100.0%	512,357	100.0%
Allowance for credit losses	(7,489)		(9,208)
Total loans	$547,247		$503,149

As of September 30, 2014, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 98.2% of total loans, of which 23.9% were commercial and 74.3% were real-estate-related.  This level of concentration is consistent with 97.8% at December 31, 2013.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at September 30, 2014 or December 31, 2013.

At September 30, 2014, loans acquired in the VCB acquisition had a balance of $81,442,000, of which $4,701,000 were commercial loans, $63,707,000 were real estate loans, and $13,034,000 were consumer loans. At December 31, 2013, loans acquired in the VCB acquisition had a balance of $99,948,000, of which $12,686,000 were commercial loans, $71,833,000 were real estate loans, and $15,429,000 were consumer loans.

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

At September 30, 2014, total nonperforming assets totaled $4,266,000, or 0.37% of total assets, compared to $7,776,000, or 0.68% of total assets at December 31, 2013.  Total nonperforming assets at September 30, 2014, included nonaccrual loans totaling $4,266,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2013 consisted of $7,586,000 in nonaccrual loans, $190,000 OREO, and no repossessed assets. At September 30, 2014, we had six loans considered troubled debt restructurings (“TDRs”) totaling $3,049,000 which are included in nonaccrual loans compared to ten TDRs totaling $4,595,000 at December 31, 2013. At September 30, 2014, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

A summary of nonperforming loans at September 30, 2014 and December 31, 2013 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2014 or December 31, 2013.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans
Commercial and industrial	$22	$335
Owner occupied	630	1,777
Commercial real estate	—	158
Equity loans and lines of credit	544	721
Consumer and installment	21	—
Troubled debt restructured loans (non-accruing)
Commercial and industrial	—	1,192
Owner occupied	360	384
Real estate construction and other land loans	1,319	1,450
Equity loans and lines of credit	1,370	1,565
Consumer and installment	—	4
Total nonaccrual	4,266	7,586
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$4,266	$7,586
Nonperforming loans to total loans	0.77%	1.48%
Ratio of nonperforming loans to allowance for credit losses	56.96%	82.38%
Loans considered to be impaired	$9,120	$13,357
Related allowance for credit losses on impaired loans	$360	$1,007

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2014 and December 31, 2013, we had impaired loans totaling $9,120,000 and $13,357,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in nonaccrual loans for the first nine months of 2014.

(In thousands)	Balance, December 31, 2013	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balance, September 30, 2014
Nonaccrual loans:
Commercial and industrial	$335	$129	$(293)	$—	$(20)	$(129)	$22
Real estate	1,935	314	(1,014)	(235)	(187)	(183)	630
Equity loans and lines of credit	751	97	(245)	—	—	(59)	544
Consumer	—	23	(2)	—	—	—	21
Restructured loans (non-accruing):
Commercial and industrial	1,192	—	(145)	—	—	(1,047)	—
Real estate	384	—	(24)	—	—	—	360
Real estate construction and other land loans	1,450	—	(131)	—	—	—	1,319
Equity loans and lines of credit	1,535	6	(105)	—	(66)	—	1,370
Consumer	4	—	—	—	(4)	—	—
Total nonaccrual	$7,586	$569	$(1,959)	$(235)	$(277)	$(1,418)	$4,266

The following table provides a summary of the change in the OREO balance for the nine months ended September 30, 2014:

Balance
(In thousands)	September 30, 2014
Balance, December 31, 2013	$190
Additions	235
Dispositions	(488)
Write-downs	—
Net gain on disposition	63
Balance, September 30, 2014	—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs.   We had no OREO properties at September 30, 2014.

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

The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2013
Balance, beginning of period	$9,208	$10,133	$10,133
Provision charged to operations	(400)	—	—
Losses charged to allowance	(1,845)	(1,446)	(792)
Recoveries	526	521	391
Balance, end of period	$7,489	$9,208	$9,732
Allowance for credit losses to total loans at end of period	1.35%	1.62%	1.89%

As of September 30, 2014, the balance in the allowance for credit losses was $7,489,000 compared to $9,208,000 as of December 31, 2013.  The decrease was due to net charge offs during the nine months ended September 30, 2014 being greater than the amount of the provision for credit losses in addition to a reverse provision for credit losses of $400,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $195,081,000 as of September 30, 2014, compared to $192,667,000 as of December 31, 2013.  At September 30, 2014 and December 31, 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $59,000 and $141,000, respectively.  The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

As of September 30, 2014, the allowance for credit losses (ALLL) was 1.35% of total gross loans compared to 1.80% as of December 31, 2013. The decrease in the ALLL as a percentage of total loans is due to both the increase in the loan balances and the decrease in the ALLL balance.  The loan portfolio acquired in the VCB merger was booked at fair value and no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.  The Company’s loan portfolio balances also increased through organic growth.  The ALLL balance decreased through charge offs and the reverse provision.  The lower ALLL-to-total loans ratio is supported by the improvements in the level of nonperforming and classified loans, recent improvements in real estate collateral values and the general economic conditions experienced in the central California communities serviced by the Bank. The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. Historically, the highest annualized rates of net charge-offs experienced by the Company occurred prior to 2011. Under the current ALLL methodology, as periods of high charge-off rates included in the rolling 20 quarter analysis are replaced by lower charge-off rates, the calculated reserve rates may continue to decline. However, the total reserve rates on non-impaired loans may be augmented by changes in qualitative factors. Based on the continued improvement in historical charge-off rates included in the ALLL modeling and the improvement in other factors such as declines in the level of non-performing and impaired loans, management determined that the ALLL was appropriate as of September 30, 2014.

Non-performing loans totaled $4,266,000 as of September 30, 2014, and $7,586,000 as of December 31, 2013.  The allowance for credit losses as a percentage of nonperforming loans was 175.55% and 121.38% as of September 30, 2014 and December 31, 2013, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at September 30, 2014 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The following table illustrates and sets forth additional analysis which portrays the positive trends that are occurring in the loan portfolio.

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$5,017	0.90%	$5,863	1.14%	$4,488	0.87%
Past due loans	134	0.24%	1,642	0.32%	27	0.05%
Nonaccrual loans	4,266	0.77%	7,586	1.48%	9,695	1.88%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2014, was $29,917,000 consisting of $14,643,000, $8,934,000 and $6,340,000 representing the excess of the cost of Service 1st, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

Management performed an annual impairment test in the third quarter of 2014 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2014.

The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of seven to ten from the date of acquisition.  The carrying value of intangible assets at September 30, 2014 was $1,428,000, net of $1,337,000 in accumulated amortization expense.  The carrying value at December 31, 2013 was $1,680,000, net of $1,085,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of 2014.  Amortization expense recognized was $252,000 for the nine month period ended September 30, 2014 and $184,000 for the nine month period ended September 30, 2013.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2014	$85
2015	320
2016	137
2017	137
2018	137
Thereafter	612
$1,428

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $4,720,000 or 0.47% to $1,008,863,000 as of September 30, 2014, compared to $1,004,143,000 as of December 31, 2013, due to recurring seasonal patterns.  Interest-bearing deposits increased $16,109,000 or 2.49% to $663,860,000 as of September 30, 2014, compared to $647,751,000 as of December 31, 2013.  Non-interest bearing deposits decreased $11,389,000 or 3.20% to $345,003,000 as of September 30, 2014, compared to $356,392,000 as of December 31, 2013.  Average non-interest bearing deposits to average total deposits was 34.57% for the nine months ended September 30, 2014 compared to 32.48% for the same period in 2013.

The composition of the deposits and average interest rates paid at September 30, 2014 and December 31, 2013 is summarized in the table below.

(Dollars in thousands)	September 30, 2014	% of Total Deposits	Average Effective Rate	December 31, 2013	% of Total Deposits	Average Effective Rate
NOW accounts	$199,773	19.8%	0.11%	$182,364	18.2%	0.15%
MMA accounts	233,451	23.1%	0.08%	234,515	23.3%	0.12%
Time deposits	160,929	16.0%	0.40%	168,954	16.8%	0.48%
Savings deposits	69,707	6.9%	0.05%	61,918	6.2%	0.08%
Total interest-bearing	663,860	65.8%	0.17%	647,751	64.5%	0.22%
Non-interest bearing	345,003	34.2%		356,392	35.5%
Total deposits	$1,008,863	100.0%		$1,004,143	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of September 30, 2014 or December 31, 2013. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 1.83% and 1.87% at September 30, 2014 and 2013, respectively. Interest expense recognized by the Company for the nine months ended September 30, 2014 and 2013 was $72,000 and $74,000, respectively.

Capital

Our shareholders’ equity was $133,013,000 as of September 30, 2014, compared to $120,043,000 as of December 31, 2013.  The increase in shareholders’ equity is the result of an increase of $144,000 in common stock, an increase of $6,019,000 in retained earnings, and an increase in accumulated other comprehensive income net of tax of $6,807,000 for the nine months ended September 30, 2014.

During the first nine months of 2014, the Company declared and paid $1,641,000 in cash dividends ($0.15 per common share) to holders of common stock. The Company declared and paid a total of $2,048,000 in cash dividends ($0.20 per common share) to holders of common stock during the year ended December 31, 2013. During the first nine months of 2014, the Bank declared and paid cash dividends to the Company of $1,050,000 in connection with the cash dividends approved by the Company’s Board of Directors. During 2013, the Bank declared and paid cash dividends to the Company of $18,000,000 in connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends approved by the Company’s Board of Directors. The Bank would not declare any dividend that, subsequent to payment, would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$102,290	9.09%	$88,320	8.14%
Minimum regulatory requirement	$44,996	4.00%	$43,394	4.00%
Central Valley Community Bank	$101,417	9.02%	$87,674	8.09%
Minimum requirement for “Well-Capitalized” institution	$56,201	5.00%	$54,218	5.00%
Minimum regulatory requirement	$44,961	4.00%	$43,375	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$102,290	14.95%	$88,320	13.88%
Minimum regulatory requirement	$27,368	4.00%	$25,454	4.00%
Central Valley Community Bank	$101,417	14.84%	$87,674	13.79%
Minimum requirement for “Well-Capitalized” institution	$41,009	6.00%	$38,151	6.00%
Minimum regulatory requirement	$27,339	4.00%	$25,434	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$109,851	16.06%	$96,292	15.13%
Minimum regulatory requirement	$54,736	8.00%	$50,908	8.00%
Central Valley Community Bank	$108,978	15.94%	$95,639	15.04%
Minimum requirement for “Well-Capitalized” institution	$68,349	10.00%	$63,585	10.00%
Minimum regulatory requirement	$54,679	8.00%	$50,868	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital. Accordingly, no disallowed deferred tax assets were deducted from Tier 1 capital for the Company at September 30, 2014, compared to $7,330,000 at December 31, 2013. No disallowed deferred tax assets were deducted from Tier 1 capital for the Bank at September 30, 2014, compared to $7,155,000 at December 31, 2013. The Company's deferred tax assets decreased approximately $5.309 million since December 31, 2013.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2014, the Company had unpledged securities totaling $344,223,000 available as a secondary source of liquidity and total cash and cash equivalents of $55,048,000.  Cash and cash equivalents at September 30, 2014 decreased 50.87% compared to December 31, 2013.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2014, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $289,987,000 in unused FHLB advances and a $17,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2014, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2014 and December 31, 2013:

Credit Lines (In thousands)	September 30, 2014	December 31, 2013
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$289,987	$272,797
Balance outstanding	$—	$—
Collateral pledged	$177,332	$119,539
Fair value of collateral	$177,493	$119,902
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$17	$51
Balance outstanding	$—	$—
Collateral pledged	$74	$48
Fair value of collateral	$75	$52

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

No material changes to report.

ITEM 4 MINE SAFETY DISCLOSURES

None to report

ITEM 5 OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

10.1
Form of Restricted Common Stock Award Agreement for Central Valley Community Bancorp 2005 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed July 18, 2014).

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

Central Valley Community Bancorp

Date: November 6, 2014	/s/ Daniel J. Doyle
Daniel J. Doyle
President and Chief Executive Officer

Date: November 6, 2014	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

10.1
Form of Restricted Common Stock Award Agreement for Central Valley Community Bancorp 2005 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed July 18, 2014).

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