Form 10-K
period 2014-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2015-03-16
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $112,910,000 based on the price at which the stock was last sold on June 30, 2014.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 11, 2015
[Common Stock, No par value per share]	10,980,115	shares
 DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015 (Proxy Statement)	Part III

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
Copies of the annual report on Form 10-K for the year ended December 31, 2014 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720.
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
At December 31, 2014, we had one banking subsidiary, the Bank.  Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California.  We serve seven contiguous counties in California’s central valley including Fresno County, Madera County, Merced County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2014, we had consolidated total assets of approximately $1,192,183,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
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
On December 31, 2013, the Company redeemed all 7,000 outstanding shares of its Series C Preferred from the Treasury, in exercise of its optional redemption rights pursuant to the terms of the Series C Preferred under the Company’s charter and the SPA. The Company paid the Treasury $7,087,500 in connection with the redemption, representing $1,000 per share of the Series C Preferred plus all accrued and unpaid dividends through the date of the redemption. The obligations of the Company under the SPA are terminated as a result of the redemption. No shares of Series C Preferred remain outstanding.
On August 15, 2012, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock. Under the program, the Company was to repurchase up to five percent of the Company’s outstanding shares of common stock, or approximately 479,850 shares based on the shares outstanding as of August 15, 2012, for the period beginning on August 15, 2012, and ending February 15, 2013. During 2012, the Company repurchased and retired a total of 58,100 shares at an average price of $8.41 for a total cost of $488,000. The stock repurchase program was suspended after the Company entered into the Merger Agreement with Visalia Community Bank on December 19, 2012. The Company had no stock repurchase plans in place during 2013 or 2014.
As of March 1, 2015, we had a total of 290 employees and 271 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 21 full-service banking offices in Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia.  The Oakhurst and Madera branches were added through the Bank of Madera County merger in 2005.  The Tracy, Stockton and Lodi offices were added through the merger with Service 1st Bank in November of 2008.  The Exeter and Visalia offices were added through the Visalia Community Bank merger in 2013. The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, and Tulare counties were 4.81% in 2014 compared to 3.49% in 2013 based on FDIC deposit market share information published as of June 30, 2014.
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
In 2013, the Company acquired Visalia Community Bank, adding four branches located in Exeter and Visalia, California.
Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices may initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates additional future branch openings to meet the growing service needs of its customers, although none are planned during 2015.
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
The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2014, we had total loans of $572,588,000.  Total commercial and industrial loans outstanding were $89,007,000, total agricultural land and production loans outstanding were $39,140,000, total real estate construction and other land loans outstanding were $38,923,000; total other real estate loans outstanding were $347,704,000, total equity loans and lines of credit were $47,575,000 and total consumer installment loans outstanding were $10,093,000.  We accept real estate, listed securities, savings and time deposits, automobiles, inventory, machinery and equipment as collateral for loans.
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2014 approximately 75.9% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 22.3% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, real estate and consumer loans.  In addition, our business activities currently are mainly concentrated in Fresno, Madera, Merced, Sacramento, San Joaquin, Stanislaus, and Tulare County, California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, droughts, and floods in this region, or as a result of energy shortages in California.
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

Automated teller machines operate at 19 branch locations. All operate 24 hours per day, seven days per week.  No automated teller machines are currently located at the Sacramento office.  Our Real Estate, Small Business Administration (SBA) Departments and Agribusiness office maintain business hours of 8:00 A.M. to 5:00 P.M., Monday through Friday, and extended hours are available upon customer request.

To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, extended hours, personalized service and our reputation in the communities we serve.
In Fresno and Madera Counties, in addition to our 12 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2014 there were 155 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2014 FDIC Summary of Deposits report indicated the Company had 4.87% of the total deposits held by all depositories in Fresno County and 7.97% in Madera County.  In San Joaquin County, in addition to our three full service branch locations, as of June 30, 2014 there were 106 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2014 report indicated the Company had 1.72% of total deposits held by all depositories in San Joaquin County. In Merced County, in addition to our one branch, as of June 30, 2014 there were 31 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our one branch, as of June 30, 2014 there were 230 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 92 operating banking and credit union offices in our primary service area. In Tulare County, in addition to our four branches there were 60 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which we do not offer directly but which we usually can offer indirectly through correspondent institutions.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2014, the Bank’s legal lending limits to individual customers were $15,566,000 for unsecured loans and $25,943,000 for unsecured and secured loans combined.  For borrowers desiring loans in excess of the Bank’s lending limits, the Bank makes, and may in the future make, such loans on a participation basis with other community banks taking the amount of loans in excess of the Bank’s lending limits.  In other cases, the Bank may refer such borrowers to larger banks or other lending institutions.
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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2014, 2013, and 2012 and an analysis of interest rates and the interest rate differential for the years then ended.  Table B sets forth the changes in interest income and interest expense in 2014 and 2013 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2014, 2013, and 2012 and the book value, maturities and weighted average yield of investment securities at December 31, 2014 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2014, 2013, 2012, 2011, and 2010, is summarized in Table D. Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2014 are summarized in Table E. Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 2014, 2013, 2012, 2011, and 2010. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on nonaccrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.
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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2014, 2013, and 2012. Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2014.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2014, 2013, and 2012.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2014, 2013, and 2012. The average balances reflect daily averages except nonaccrual loans, which were computed using quarterly averages.

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$53,781	$175	0.32%	$46,672	$164	0.35%	$36,836	$108	0.29%
Securities:
Taxable securities	296,014	5,538	1.87%	235,487	2,375	1.01%	218,325	3,289	1.51%
Non-taxable securities (1)	163,778	8,837	5.40%	163,494	8,755	5.35%	113,039	6,830	6.04%
Total investment securities	459,792	14,375	3.13%	398,981	11,130	2.79%	331,364	10,119	3.05%
Federal funds sold	293	1	0.25%	206	1	0.25%	618	2	0.30%
Total securities and interest-earning deposits	513,866	14,551	2.83%	445,859	11,295	2.53%	368,818	10,229	2.77%
Loans (2)(3)	533,531	29,493	5.53%	445,300	26,519	5.96%	394,575	23,913	6.06%
Federal Home Loan Bank stock	4,700	327	6.96%	4,171	177	4.24%	3,544	36	1.02%
Total interest-earning assets (1)	1,052,097	$44,371	4.22%	895,330	$37,991	4.24%	766,937	$34,178	4.46%
Allowance for credit losses	(8,147)			(9,713)			(10,365)
Nonaccrual loans	5,998			9,183			10,465
Other real estate owned	36			50			919
Cash and due from banks	23,905			21,296			19,525
Bank premises and equipment	10,511			7,816			6,217
Other non-earning assets	73,083			62,962			59,380
Total average assets	$1,157,483			$986,924			$853,078

	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$265,751	$241	0.09%	$215,668	$291	0.13%	$177,205	$302	0.17%
Money market accounts (MMA)	229,769	174	0.08%	193,833	229	0.12%	178,734	392	0.22%
Time certificates of deposit, under $100,000	60,630	228	0.38%	48,729	219	0.45%	59,838	466	0.78%
Time certificates of deposit, $100,000 and over	101,588	417	0.41%	106,307	531	0.50%	86,295	470	0.54%
Total interest-bearing deposits	657,738	1,060	0.16%	564,537	1,270	0.22%	502,072	1,630	0.32%
Other borrowed funds	5,155	96	1.83%	5,645	116	2.05%	9,156	253	2.76%
Total interest-bearing liabilities	662,893	$1,156	0.17%	570,182	$1,386	0.24%	511,228	$1,883	0.37%
Non-interest bearing demand deposits	348,822			283,956			217,529
Other liabilities	15,354			13,040			9,760
Shareholders’ equity	130,414			119,746			114,561
Total average liabilities and shareholders’ equity	$1,157,483			$986,924			$853,078
Interest income and rate earned on average earning assets (1)		$44,371	4.22%		$37,991	4.24%		$34,178	4.46%
Interest expense and interest cost related to average interest-bearing liabilities		1,156	0.17%		1,386	0.24%		1,883	0.37%
Net interest income and net interest margin (4)		$43,215	4.11%		$36,605	4.09%		$32,295	4.21%

(1)
Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $3,005, $2,977 and $2,322 in 2014, 2013 and 2012, respectively.

(2)	Loan interest income includes loan fees of $272 in 2014, $320 in 2013, and $646 in 2012.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Years Ended December 31,
	2014 Compared to 2013			2013 Compared to 2012
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$21	$(10)	$11	$32	$24	$56
Investment securities:
Taxable	731	2,432	3,163	285	(1,199)	(914)
Non-taxable (1)	15	67	82	2,583	(658)	1,925
Total investment securities	746	2,499	3,245	2,868	(1,857)	1,011
Loans	4,479	(1,505)	2,974	3,012	(406)	2,606
FHLB Stock	25	125	150	7	134	141
Total earning assets (1)	5,271	1,109	6,380	5,918	(2,105)	3,813
Interest expense:
Deposits:
Savings, NOW and MMA	169	(274)	(105)	132	(306)	(174)
Time certificates of deposit under $100,000	27	(18)	9	(75)	(172)	(247)
Time certificates of deposit $100,000 and over	(23)	(91)	(114)	95	(34)	61
Total interest-bearing deposits	173	(383)	(210)	152	(512)	(360)
Other borrowed funds	(10)	(10)	(20)	(132)	(5)	(137)
Total interest bearing liabilities	163	(393)	(230)	20	(517)	(497)
Net interest income (1)	$5,108	$1,502	$6,610	$5,898	$(1,588)	$4,310

(1)	Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The amortized cost of investment securities at December 31, 2014, 2013, and 2012 is set forth in the following table.  At December 31, 2014, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available-for-Sale Securities	Amortized Cost at December 31,
(In thousands)	2014	2013	2012
U.S. Government agencies	$33,088	$18,172	9,443
Obligations of states and political subdivisions	143,343	162,018	151,312
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	236,629	254,978	206,465
Private label residential mortgage backed securities	3,079	4,344	6,258
Corporate debt securities	—	—	—
Other equity securities	7,500	7,596	7,596
Total Available-for-Sale Securities	$423,639	$447,108	$381,074

Held-to-Maturity Securities	Amortized Cost at December 31,
(In thousands)	2014	2013	2012
Obligations of states and political subdivisions	$31,964	$—	$—

The amortized cost, maturities and weighted average yield of investment securities at December 31, 2014 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(2)
U.S. Government agencies	$—	—	$—	—	$2,359	2.45%	$30,729	4.12%	$33,088	4.00%
Obligations of states and political subdivisions	—	—	2,904	3.29%	17,592	4.53%	122,847	4.89%	143,343	4.81%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	9,871	2.46%	25,834	3.76%	200,924	4.19%	236,629	4.07%
Private label residential mortgage backed securities	—	—	413	4.75%	9	5.00%	2,657	5.78%	3,079	5.64%
Other equity securities	7,500	2.18%	—	—	—	—	—	—	7,500	2.18%
	$7,500	2.18%	$13,188	2.72%	$45,794	3.99%	$357,157	4.44%	$423,639	4.33%

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Held-to-Maturity Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(2)
Obligations of states and political subdivisions	$—	—%	$—	—%	—	—%	31,964	3.20%	31,964	3.20%

(1)	Not computed on a tax equivalent basis.

(2)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2014, 2013, 2012, 2011, and 2010 is summarized in the table below.

(In thousands)	2014	2013	2012	2011	2010
Commercial:
Commercial and industrial	$89,007	$87,082	$77,956	$78,089	$81,318
Agricultural land and production	39,140	31,649	26,599	29,958	20,604
Total commercial	128,147	118,731	104,555	108,047	101,922
Real estate:
Owner occupied	176,804	156,781	114,444	113,183	111,888
Real estate construction and other land loans	38,923	42,329	33,199	33,047	32,038
Commercial real estate	106,788	86,117	53,797	62,523	63,627
Agricultural real estate	57,501	44,164	28,400	42,596	44,397
Other real estate	6,611	4,548	8,098	7,892	8,103
Total real estate	386,627	333,939	237,938	259,241	260,053
Consumer:
Equity loans and lines of credit	47,575	48,594	42,932	51,106	58,860
Consumer and installment	10,093	11,252	10,346	9,765	11,261
Total consumer	57,668	59,846	53,278	60,871	70,121
Deferred loan costs (fees), net	146	(159)	(453)	(764)	(499)
Total gross loans (1)	572,588	512,357	395,318	427,395	431,597
Allowance for credit losses	(8,308)	(9,208)	(10,133)	(11,396)	(11,014)
Total (1)	$564,280	$503,149	$385,185	$415,999	$420,583

	2014	2013	2012	2011	2010
(1) Includes nonaccrual loans of:	$14,052	$7,586	$9,695	$14,434	$18,561

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2014.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$85,382	$29,030	$13,735	$128,147
Real estate construction and other land loans	35,551	2,854	518	38,923
Other real estate	28,388	31,226	288,090	347,704
Consumer and installment	14,270	8,302	35,096	57,668
	$163,591	$71,412	$337,439	$572,442
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$38,038	$36,969	$41,700	$116,707
Loans with floating interest rates (1)	125,553	34,443	295,739	455,735
	$163,591	$71,412	$337,439	$572,442

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$83,806	$20,306	$175,538	$279,650

Table F

COMPOSITION OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of nonaccrual, restructured and past due loans at December 31, 2014, 2013, 2012, 2011, and 2010 is set forth below:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual	$12,226	$2,991	$450	$3,833	$7,906
Restructured nonaccrual loans	1,826	4,595	9,245	10,601	10,655
	$14,052	$7,586	$9,695	$14,434	$18,561
Accruing loans past due 90 days or more	—	—	—	—	—
Accruing troubled debt restructurings	$4,774	$5,771	$7,410	$—	$—
Nonaccrual loans to total loans	2.45%	1.48%	2.45%	3.38%	4.30%

Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans.  Interest income from nonaccrual loans is recorded only if collection of principal in full is not in doubt and when cash payments, if any, are received.
Loans are placed on nonaccrual status and any accrued but unpaid interest income is reversed and charged against income when the payment of interest or principal is 90 days or more past due.  Loans in the nonaccrual category are treated as nonaccrual loans even though we may ultimately recover all or a portion of the interest due.  These loans return to accrual status when the loan becomes contractually current, future collectability of amounts due is reasonably assured, and a minimum of six months of satisfactory principal repayment performance has occurred.  As of December 31, 2014, nonaccrual loans totaled $14,052,000 and interest foregone on nonaccrual loans totaled $716,000 for the year then ended.  As of December 31,

2013, we had nonaccrual loans totaling $7,586,000 and interest foregone on nonaccrual loans totaled $661,000 for the year then ended.  As of December 31, 2012, we had nonaccrual loans totaling $9,695,000 and interest foregone on nonaccrual loans totaled $693,000 for the year then ended. As of December 31, 2011, we had nonaccrual loans totaling $14,434,000 and interest foregone on nonaccrual loans totaled $954,000 for the year then ended.  We had nonaccrual loans totaling $18,561,000 at December 31, 2010 and interest foregone on nonaccrual loans totaled $1,228,000 for the year then ended.  See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.
During the fourth quarter of 2014, the Company recorded a provision for credit losses of approximately $8.4 million in connection with the partial charge-off of a single commercial and agricultural relationship. The total charge-off related to this credit was $7.7 million. The remaining loan balance of $10,226,000, which management believes is adequately secured by real estate and various business assets, was placed on non-accrual status during the fourth quarter of 2014, and resulted in the reversal of unpaid interest and fees of $224,000. The Company believes this reduced loan balance is reasonably collectible, although further credit deterioration is possible. Management of the Company continues to work to minimize any future charge-offs related to this credit.
Included in nonaccrual loans at December 31, 2014 were three loans totaling $1,824,000 that were considered troubled debt restructurings (TDRs).  None of these TDR loans were in default at December 31, 2014. There are no outstanding commitments to lend additional funds to any of these borrowers.  Included in nonaccrual loans at December 31, 2013 were ten loans that totaled $4,595,000 that were considered to be TDRs at December 31, 2013. At December 31, 2012, the Company had seven loans totaling $9,245,000 that were on nonaccrual and considered TDR. The Company had six loans at December 31, 2011 totaling $10,601,000 that were considered to be TDRs. As of December 31, 2010, the Company had 12 loans totaling $10,655,000 that were on nonaccrual and considered TDR. See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when a reasonable doubt exists as to the collectability of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $716,000 for the year ended December 31, 2014 of which $139,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans was $661,000 and $693,000 for 2013 and 2012, respectively of which $279,000 and $669,000 was attributable to troubled debt restructurings, respectively.
Other than as discussed above, as of December 31, 2014, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

(Dollars in thousands)	2014	2013	2012	2011	2010
Loans outstanding at December 31,	$572,442	$512,516	$395,771	$428,159	$432,096
Average loans outstanding during the year	$539,529	$454,483	$405,040	$428,291	$455,340
Allowance for credit losses:
Balance at beginning of year	$9,208	$10,133	$11,396	$11,014	$10,200
Deduct loans charged off:
Commercial and industrial	(7,423)	(713)	(123)	(280)	(1,938)
Agricultural land and production	(1,722)	—	—	—	—
Owner occupied	(183)	(281)	(217)	—	(218)
Real estate construction and other land loans	—	—	(319)	(286)	(823)
Commercial real estate	—	(4)	(1,430)	(26)	(11)
Other real estate	—	—	—	—	(453)
Consumer loans	(506)	(448)	(761)	(940)	(679)
Total loans charged off	(9,834)	(1,446)	(2,850)	(1,532)	(4,122)
Add recoveries of loans previously charged off:
Commercial and industrial	171	315	515	286	429
Owner occupied	150	—	45	—	258
Real estate construction and other land loans	364	16	—	52	42
Commercial real estate	—	—	—	176	—
Other real estate	—	—	—	—	81
Consumer loans	264	190	327	350	326
Total recoveries	949	521	887	864	1,136
Net charge offs	(8,885)	(925)	(1,963)	(668)	(2,986)
Add provision charged to operating expense	7,985	—	700	1,050	3,800
Balance at end of year	$8,308	$9,208	$10,133	$11,396	$11,014
Allowance for credit losses as a percentage of outstanding loan balance	1.45%	1.80%	2.56%	2.66%	2.55%
Net charge offs to average loans outstanding	(1.65)%	(0.20)%	(0.48)%	(0.16)%	(0.66)%

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
During the year ended December 31, 2014, the Company recorded a provision for credit losses of $7,985,000. The amount of provision is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors, including the increase or decrease in the volume of outstanding loans and the level of net charge offs during the year. The large provision in 2014 was recorded in connection with the partial charge off of a single commercial and agricultural relationship. No provision was added to the allowance for credit losses for the year ended

December 31, 2013, and net charge-offs were $925,000. The provision for credit losses for the year ended December 31, 2012 was $700,000 and net charge-offs were $1,963,000. For 2011, the provision was $1,050,000 and net charge offs which were $668,000. During the year ended December 31, 2010, the provision was $3,800,000 and net charge offs were $2,986,000.

Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial	$2,724	15.0%	$1,872	16.4%	$1,955	18.4%	$1,853	16.8%	$2,149	17.4%
Real estate construction, land development and other land loans	837	6.8%	1,289	8.3%	1,035	8.4%	2,954	7.7%	1,791	7.4%
Real estate - other	2,657	50.8%	3,213	48.3%	4,196	44.5%	3,712	42.8%	3,579	42.5%
Equity loans and lines of credit	811	8.3%	874	9.5%	1,158	10.9%	1,419	12.0%	1,975	13.6%
Loans to finance agricultural and other loans to farmers	941	16.8%	1,189	14.7%	1,251	13.9%	831	16.9%	674	15.1%
Loans to individuals for household, family and other personal expenditures and other loans	267	1.8%	295	2.2%	383	2.6%	417	2.3%	528	2.6%
Other	29	0.5%	54	0.6%	116	1.3%	71	1.5%	80	1.4%
Unallocated reserve	42	—	422	—	39	—	139	—	238	—
	$8,308	100.0%	$9,208	100.0%	$10,133	100.0%	$11,396	100.0%	$11,014	100.0%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge offs that exist in the portfolio at that time. We assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.

Table H

DEPOSITS

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2014, 2013, and 2012.

	2014		2013		2012
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$197,630	0.11%	$163,034	0.15%	$142,231	0.19%
Money market accounts	$229,769	0.08%	$193,833	0.12%	$178,734	0.22%
Time certificates of deposit	$162,218	0.40%	$155,036	0.48%	$146,133	0.64%
Non-interest bearing demand	$348,822	—	$283,956	—	$217,529	—
Total deposits	$1,006,560	0.11%	$848,493	0.15%	$719,601	0.23%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2014.

(In thousands)
Three months or less	$38,307
Over 3 through 6 months	19,419
Over 6 through 12 months	28,697
Over 12 months	17,517
$103,940

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Net income:
To average assets	0.46%	0.84%	0.88%
To average shareholders’ equity	4.06%	6.89%	6.56%
Dividends declared per share to net income per share	41.67%	26.32%	6.33%
Average shareholders’ equity to average assets	11.27%	12.13%	13.43%

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
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2014 are as follows:

	Requirement		Actual
	Adequately Capitalized	For the Bank to be Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	14.80%	14.88%
Tier 1 risk-based capital ratio	4.00%	6.00%	13.59%	13.67%
Tier 1 leverage capital ratio	4.00%	5.00%	8.31%	8.36%

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

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act.  Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.  Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The additional “countercyclical capital buffer” is also required for larger and more complex institutions.  The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank intend to exercise).  The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, would be phased in through 2019.  The implementation of the Basel III framework commenced on January 1, 2015.  The Company has reviewed and will continue to evaluate the new Basel III regulatory capital requirements.
VOLCKER RULE

The final rules adopted on December 10, 2013, to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule”, would prohibit insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. These rules became effective on April 1, 2014.  Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.
Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.
The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2014 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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
The Bank conducts banking operations principally in California’s Central Valley.  As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in California’s Central Valley.  Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and continued adverse economic conditions could have a material adverse effect upon us.  In addition, the Central Valley remains largely dependent on agriculture.  A downturn in agriculture and agricultural related business could indirectly and adversely affect our results of operations and financial condition. Since the beginning of 2014, California has been experiencing a severe drought. If the drought significantly harms the business of our customers, the credit quality of the loans to those customers could decline as a specific consequence of the drought.
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
At December 31, 2014, our non-performing loans and leases were 2.45% of total loans and leases compared to 1.48% at December 31, 2013, and 2.45% at December 31, 2012, and our non-performing assets (which include foreclosed real estate) were 1.18% of total assets compared to 0.68% at December 31, 2013.  The allowance for credit losses as a percentage of non-performing loans and leases was 59.12% as of December 31, 2014 compared to 121.38% at December 31, 2013.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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
At December 31, 2014, $434 million, or 75.90% of our total loan and lease portfolio, consisted of real estate related loans.  Substantially all of our real property collateral is located in our operating markets in the Central Valley in California.

Deteriorating economic conditions in California and in our operating markets have and may continue to contribute to an overall decline in commercial and residential real estate values.  A continuing substantial decline in commercial and residential real estate values in our primary market areas could occur as a result of worsening economic conditions or other events including natural disasters such as earthquakes, fires, drought, and floods.  Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.  The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.
Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment.  We may experience significant credit losses that could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the size of the allowance, we rely on our experience and our evaluation of economic conditions.  If our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Significant additions to our allowance would materially decrease our net income.
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
We are unable to predict fluctuations of market interest rates, which are affected by the following factors:

•	inflation;

•	recession;

•	competition;

•	a rise in unemployment;

•	tightening money supply;

•	international disorder; and

•	instability in domestic and foreign financial markets.
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
Legislation that has or may be passed at the Federal level and/or by the State of California in response to current conditions affecting credit markets could cause us to experience higher credit losses if such legislation reduces the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts.  Such legislation could also result in the imposition of limitations upon the Bank’s ability to foreclose on property or other collateral or make foreclosure less economically feasible.  Such events could result in increased loan and lease losses and require a material increase in the allowance for credit losses.

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
Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses and securities that have been downgraded to below investment grade by national rating agencies.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings.
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2014, we held stock in the FHLB totaling $4,791,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB's dividend paying practices will continue.  As of December 31, 2014, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
At December 31, 2014, we had approximately $29,917,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, and Visalia Community Bank in July 2013.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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

ITEM 1B -	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 -	DESCRIPTION OF PROPERTY.

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
None of our directors, officers, affiliates, more than 5% shareholders or any associates of these persons is a party adverse to the Company or the Bank or has a material interest adverse to the Company or the Bank in any material legal proceeding.

ITEM 4 -	MINE SAFETY DISCLOSURES

None to report.

PART II

ITEM 5 -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY.  As of March 1, 2015, we had approximately 965 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Quarter 1 2013	Quarter 2 2013	Quarter 3 2013	Quarter 4 2013	Quarter 1 2014	Quarter 2 2014	Quarter 3 2014	Quarter 4 2014
High	$9.00	$10.14	$10.50	$12.82	11.90	13.90	13.46	11.61
Low	$7.69	$8.00	$9.09	$9.50	10.67	10.61	10.63	10.45

We paid $0.20 per common share cash dividends in 2014 and 2013. The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 14 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2014, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	368,360	(1)	$8.89	241,760	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	368,360		$8.89	241,760
 (1)    Under the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). During 2014, the Company issued 57,330 shares of restricted stock and entered into an agreement with an executive to issue $100,000 of restricted stock per year during each of 2015 and 2016 (based on then-prevailing market prices). At December 31, 2014, there were 56,850 shares of restricted stock issued and outstanding. See Note 15 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
(2)    Includes securities available for issuance of stock options and restricted stock.

No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2014 and 2013 from any of the Company’s stock based compensation plans. During the year ended December 31, 2014, 57,330 shares of restricted common stock were granted from the 2005 Plan as compared to none during the year ending December 31, 2013.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Statements of Income
Total interest income	$41,039	$34,836	$31,820	$34,299	$34,299
Total interest expense	1,156	1,385	1,883	2,942	4,283
Net interest income before provision for credit losses	39,883	33,451	29,937	31,357	31,730
Provision for credit losses	7,985	—	700	1,050	3,800
Net interest income after provision for credit losses	31,898	33,451	29,237	30,307	27,930
Non-interest income	8,164	7,831	7,242	6,271	3,711
Non-interest expenses	35,338	31,685	27,274	28,240	28,731
Income before provision for (benefit from) income taxes	4,724	9,597	9,205	8,338	2,910
Provision for (benefit from) income taxes	(570)	1,347	1,685	1,861	(369)
Net income	5,294	8,250	7,520	6,477	3,279
Preferred stock dividends and accretion of discount	—	350	350	486	395
Net income available to common shareholders	$5,294	$7,900	$7,170	$5,991	$2,884
Basic earnings per share	$0.48	$0.77	$0.75	$0.63	$0.31
Diluted earnings per share	$0.48	$0.77	$0.75	$0.63	$0.31
Cash dividends declared per common share	$0.20	$0.20	$0.05	$—	$—

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$520,511	$529,398	$424,516	$353,808	$280,967
Net loans	564,280	503,149	385,185	415,999	420,583
Total deposits	1,039,152	1,004,143	751,432	712,986	650,495
Total assets	1,192,183	1,145,635	890,228	849,023	777,594
Shareholders’ equity	131,045	120,043	117,665	107,482	97,391
Earning assets	1,074,942	1,042,552	801,098	762,654	695,410
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$513,866	$445,859	$368,818	$299,935	$231,761
Net loans	531,382	444,770	394,675	417,273	444,418
Total deposits	1,006,560	848,493	719,601	677,789	636,166
Total assets	1,157,483	986,924	853,078	800,178	758,852
Shareholders’ equity	130,414	119,746	114,561	103,386	96,174
Earning assets	1,052,097	895,330	766,937	715,862	672,804

Data from 2013 reflects the partial year impact of the acquisition of Visalia Community Bank on July 1, 2013.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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
 During 2014, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
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
Agriculture and agricultural related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices and demand. Since the beginning of 2014, California has been experiencing a severe drought. If the drought significantly harms the business of our customers, the credit quality of the loans to those customers could decline as a specific consequence of the drought.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2014 was $0.48 compared to $0.77 and $0.75 for the years ended December 31, 2013 and 2012, respectively.  Net income for 2014 was $5,294,000 compared to $8,250,000 and $7,520,000 for the years ended December 31, 2013 and 2012, respectively.  The decrease in net income and EPS was primarily driven by an increase in provision for credit losses and increases in non-interest expense offset by an increase in net interest income and an increase in non-interest income in 2014 compared to 2013. Total assets at December 31, 2014 were $1,192,183,000 compared to $1,145,635,000 at December 31, 2013.
Return on average equity for 2014 was 4.06% compared to 6.89% and 6.56% for 2013 and 2012, respectively.  Return on average assets for 2014 was 0.46% compared to 0.84% and 0.88% for 2013 and 2012, respectively.  Total equity was $131,045,000 at December 31, 2014 compared to $120,043,000 at December 31, 2013.  The increase in equity in 2014 compared to 2013 was driven by the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).
Average total loans increased $85,046,000 or 18.71% to $539,529,000 in 2014 compared to $454,483,000 in 2013.  In 2014, we recorded $7,985,000 provision for credit losses compared to none in 2013 and $700,000 in 2012.  The Company had nonperforming assets, consisting entirely of nonaccrual loans, totaling $14,052,000 at December 31, 2014.  At December 31, 2013, nonperforming assets totaled $7,776,000 consisting of $7,586,000 in nonaccrual loans and Other Real Estate Owned (OREO) totaling $190,000.  Net charge-offs for 2014 were $8,885,000 compared to $925,000 for 2013 and $1,963,000 for 2012.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE).  Our ROE was 4.06% for the year ended 2014 compared to 6.89% and 6.56% for the years ended 2013 and 2012, respectively.  In 2014, compared to 2013 we experienced a decrease in net income primarily driven by an increase in provision for credit losses. We experienced an increase in capital due to increases in retained earnings and an increase in accumulated other comprehensive income.
Our net income for the year ended December 31, 2014 decreased $2,956,000 compared to 2013 and increased $730,000 in 2013 compared to 2012.  During 2014, net income decreased due to an increase in the provision for credit losses, increases in non-interest expenses, partially offset by increases in net interest income, increases in non-interest income, and a decrease in tax expense compared to 2013.  Net interest income increased because of increases in loan and investment income and decreases in interest expense on deposits. Net interest income increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities, primarily as a result of the VCB acquisition in 2013. Net interest income during 2014 was positively impacted by the collection of nonaccrual loans totaling $1,870,000 which resulted in a recovery of interest income of approximately $879,000. The recovery was partially offset by reversal of approximately $237,000 in interest income on loans put on nonaccrual during the year. Net interest income during 2013 was positively impacted by the collection in full of a non-accrual loan of $4,731,000 which resulted in a recovery of foregone interest of $1,484,000, partially offset by the reversal of approximately $49,000 in interest income associated with loans placed on nonaccrual status during the year. During the year ended 2014, non-interest income increased primarily driven by a $124,000 increase in service charge income, a $243,000 increase in interchange fees, a $150,000 increase in Federal Home Loan Bank dividends, a $128,000 increase in other income, and an increase of $63,000 in gains on the sale of other real estate owned, partially offset by a $361,000 decrease in net realized gains on sales and calls of investment securities and a decrease in loan placement fees of $133,000 in 2014 compared to 2013.
Non-interest expenses increased in 2014 compared to 2013 primarily due to increases in salary and employee benefit expenses of $2,294,000, occupancy and equipment expenses of $726,000, data processing expenses of $437,000, advertising fees of $113,000, Internet banking expenses of $123,000, ATM/Debit card expenses of $97,000, amortization of core deposit intangibles of $69,000, and regulatory assessments of $66,000, partially offset by decreases in acquisition and integration-related expenses of $976,000, and consulting expenses of $222,000. During 2014, our net interest margin (NIM) increased 2 basis points to 4.11% compared to 2013.  Basic EPS was $0.48 for 2014 compared to $0.77 and $0.75 for 2013 and 2012, respectively.  Diluted EPS was $0.48 for 2014 compared to $0.77 and $0.75 for 2013 and 2012, respectively.  The decrease in EPS in 2014 was due primarily to the decrease in net income and to a lesser extent an increase in the weighted average common shares outstanding.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2014 was 0.46% compared to 0.84% and 0.88% for the years ended December 31, 2013 and 2012, respectively.  The 2014 decrease in ROA is primarily due to the decrease in net income.  Annualized ROA for our peer group was 1.10% at December 31, 2014.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $2.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specially, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.11% for the year ended December 31, 2014, compared to 4.09% and 4.21% for the years ended December 31, 2013 and 2012, respectively.  While we experienced an increase in 2014 net interest margin compared to 2013, this increase resulted from the decline in our cost of funds being greater than the aggregate decline in loan and investment yields.  The effective yield on total earning assets decreased 2 basis points, while the cost of total interest-bearing liabilities decreased 7 basis points and the cost of total deposits decreased 4 basis points.  Our cost of total deposits in 2014 was 0.11% compared to 0.15% for the same period in 2013 and 0.23% for the year ended December 31, 2012.  Our net interest income before provision for credit losses increased $6,432,000 or 19.23% to $39,883,000 for the year ended 2014 compared to $33,451,000 and $29,937,000 for the years ended 2013 and 2012, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2014 increased $333,000 or 4.25% to $8,164,000 compared to $7,831,000 in 2013 and $7,242,000 in 2012.  The increase resulted primarily from increases in service charge income, interchange fees, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and gain on sale of other real estate owned compared to 2013, partially offset by a decrease in net realized gains on sales and calls of investment securities and loan placement fees. Customer service charges increased $124,000 or 3.93% to $3,280,000 in 2014 compared to $3,156,000 and $2,774,000 in 2013 and 2012, respectively.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $14,052,000 and $7,776,000 at December 31, 2014 and 2013, respectively.  Nonperforming assets totaled 2.45% of gross loans as of December 31, 2014 and 1.52% of gross loans as of December 31, 2013.  The Company had no other real estate owned (OREO) at December 31, 2014 as compared to

$190,000 at December 31, 2013. The OREO property held at December 31, 2013 was sold for book value during January 2014. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 4.06% during 2014 to $1,192,183,000 as of December 31, 2014 from $1,145,635,000 as of December 31, 2013.  Total gross loans increased 11.76% to $572,588,000 as of December 31, 2014, compared to $512,357,000 at December 31, 2013.  Total investment securities and Federal funds sold increased 4.83% to $464,865,000 as of December 31, 2014 compared to $443,442,000 as of December 31, 2013.  Total deposits increased 3.49% to $1,039,152,000 as of December 31, 2014 compared to $1,004,143,000 as of December 31, 2013.  Our loan to deposit ratio at December 31, 2014 was 55.10% compared to 51.02% at December 31, 2013.  The loan to deposit ratio of our peers was 76.07% at December 31, 2014.

Capital Adequacy

At December 31, 2014, we had a total capital to risk-weighted assets ratio of 14.88%, a Tier 1 risk-based capital ratio of 13.67% and a leverage ratio of 8.36%.  At December 31, 2013, we had a total capital to risk-weighted assets ratio of 15.13%, a Tier 1 risk-based capital ratio of 13.88% and a leverage ratio of 8.14%.  At December 31, 2014, on a stand-alone basis, the Bank had a total risk-based capital ratio of 14.80%, a Tier 1 risk based capital ratio of 13.59% and a leverage ratio of 8.31%.  At December 31, 2013, the Bank had a total risk-based capital ratio of 15.04%, Tier 1 risk-based capital of 13.79% and a leverage ratio of 8.09%.  Note 14 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 73.85% for 2014 compared to 78.50% for 2013 and 75.99% for 2012.  The improvement in the efficiency ratio in 2014 is due to the growth in revenues outpacing the growth in non-interest expense. The increase in the efficiency ratio in 2013 compared to 2012 is due to an increase in net interest income that is less than the increase in operating expenses. The Company’s net interest income before provision for credit losses plus non-interest income increased 16.39% to $48,047,000 in 2014 compared to $41,282,000 in 2013 and $37,179,000 in 2012, while operating expenses increased 11.53% in 2014, increased 16.17% in 2013, and decreased 3.42% in 2012.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $290,851,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $509,863,000 or 42.77% of total assets at December 31, 2014 and $555,276,000 or 48.47% of total assets as of December 31, 2013.

RESULTS OF OPERATIONS

Net Income

Net income was $5,294,000 in 2014 compared to $8,250,000 and $7,520,000 in 2013 and 2012, respectively.  Basic earnings per share was $0.48, $0.77, and $0.75 for 2014, 2013, and 2012, respectively.  Diluted earnings per share was $0.48, $0.77, and $0.75 for 2014, 2013, and 2012, respectively.  ROE was 4.06% for 2014 compared to 6.89% for 2013 and 6.56% for 2012.  ROA for 2014 was 0.46% compared to 0.84% for 2013 and 0.88% for 2012.
The decrease in net income for 2014 compared to 2013 can be attributed to an increase in the provision for credit losses and an increase in non-interest expense, partially offset by an increase in net interest income, an increase in non-interest income, and a decrease in provision for income taxes. The increase in net income for 2013 compared to 2012 can be attributed to a decrease in the provision for credit losses, an increase in interest income, an increase in non-interest income, and a decrease in provision for income taxes, partially offset by an increase in non-interest income.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$53,781	$175	0.32%	$46,672	$164	0.35%	$36,836	$108	0.29%
Securities
Taxable securities	296,014	5,538	1.87%	235,487	2,375	1.01%	218,325	3,289	1.51%
Non-taxable securities (1)	163,778	8,837	5.40%	163,494	8,755	5.35%	113,039	6,830	6.04%
Total investment securities	459,792	14,375	3.13%	398,981	11,130	2.79%	331,364	10,119	3.05%
Federal funds sold	293	1	0.25%	206	1	0.25%	618	2	0.30%
Total securities and interest-earning deposits	513,866	14,551	2.83%	445,859	11,295	2.53%	368,818	10,229	2.77%
Loans (2) (3)	533,531	29,493	5.53%	445,300	26,519	5.96%	394,575	23,913	6.06%
Federal Home Loan Bank stock	4,700	327	6.96%	4,171	177	4.24%	3,544	36	1.02%
Total interest-earning assets	1,052,097	$44,371	4.22%	895,330	$37,991	4.24%	766,937	$34,178	4.46%
Allowance for credit losses	(8,147)			(9,713)			(10,365)
Nonaccrual loans	5,998			9,183			10,465
Other real estate owned	36			50			919
Cash and due from banks	23,905			21,296			19,525
Bank premises and equipment	10,511			7,816			6,217
Other non-earning assets	73,083			62,962			59,380
Total average assets	$1,157,483			$986,924			$853,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$265,751	$241	0.09%	$215,668	$291	0.13%	$177,205	$302	0.17%
Money market accounts	229,769	174	0.08%	193,833	229	0.12%	178,734	392	0.22%
Time certificates of deposit, under $100,000	60,630	228	0.38%	48,729	219	0.45%	59,838	466	0.78%
Time certificates of deposit, $100,000 and over	101,588	417	0.41%	106,307	531	0.50%	86,295	470	0.54%
Total interest-bearing deposits	657,738	1,060	0.16%	564,537	1,270	0.22%	502,072	1,630	0.32%
Other borrowed funds	5,155	96	1.83%	5,645	116	2.05%	9,156	253	2.76%
Total interest-bearing liabilities	662,893	$1,156	0.17%	570,182	$1,386	0.24%	511,228	$1,883	0.37%
Non-interest bearing demand deposits	348,822			283,956			217,529
Other liabilities	15,354			13,040			9,760
Shareholders’ equity	130,414			119,746			114,561
Total average liabilities and shareholders’ equity	$1,157,483			$986,924			$853,078
Interest income and rate earned on average earning assets		$44,371	4.22%		$37,991	4.24%		$34,178	4.46%
Interest expense and interest cost related to average interest-bearing liabilities		1,156	0.17%		1,386	0.24%		1,883	0.37%
Net interest income and net interest margin (4)		$43,215	4.11%		$36,605	4.09%		$32,295	4.21%

(1)
Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $3,005, $2,977, and $2,322 in 2014, 2013, and 2012, respectively.

(2)	Loan interest income includes loan fees of $272 in 2014, $320 in 2013, and $646 in 2012.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

Interest and fee income from loans increased $2,974,000 or 11.21% in 2014 compared to 2013.  Interest and fee income increased $2,606,000 or 10.90% in 2013 compared to 2012.  The increase in 2014 is attributable to an increase in average total loans outstanding offset by a 43 basis point decrease in the yield on loans.  Interest income during 2014 was positively impacted by the collection of nonaccrual loans totaling $1,870,000 which resulted in a recovery of interest income of approximately $879,000. The recovery was partially offset by reversal of approximately $237,000 in interest income on loans put on nonaccrual status during the year. The increase in 2013 is attributable to a increase in average total loans outstanding offset by a 10 basis point decrease in the yield on loans. Interest and fee income from loans during 2013 was positively impacted by the collection in full of a non-accrual loan of $4,731,000 which resulted in a recovery of foregone interest of $1,484,000, partially offset by the reversal of approximately $49,000 in interest income associated with loans placed on nonaccrual status during the year.  Average total loans for 2014 increased $85,046,000 to $539,529,000 compared to $454,483,000 for 2013 and $405,040,000 for 2012.  The yield on loans for 2014 was 5.53% compared to 5.96% and 6.06% for 2013 and 2012, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), increased $3,229,000 or 38.82% in 2014 compared to 2013. The yield on average investments increased 30 basis points to 2.83% for the year ended December 31, 2014 from 2.53% for the year ended December 31, 2013. Average total investments increased $68,007,000 to $513,866,000 in 2014 compared to $445,859,000 in 2013.  In 2013, total investment income decreased $410,000 or 5.19% compared to 2012.
A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2014, we held $242,565,000 or 52.22% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 1.90%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The cumulative net of tax effect of the change in market value of the available-for-sale investment portfolio was a gain of $5,377,000 and is reflected in the Company’s equity.  At December 31, 2014, the average life of the investment portfolio was 5.59 years and the market value reflected a pre-tax gain of $8,896,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2014 and 2012, no OTTI was recorded. For the year ended December 31, 2013, OTTI was recorded in the amount of $17,000.  Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2014, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $34,993,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $26,513,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2014 increased $6,203,000 to $41,039,000 compared to $34,836,000 in 2013 and $31,820,000 in 2012.  The increase was the result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities, primarily as a result of the VCB acquisition.  The yield on interest earning assets decreased to 4.22% for the year ended December 31, 2014 from 4.24% for the year ended December 31, 2013.  Average interest earning assets increased to $1,052,097,000 for the year ended December 31, 2014 compared to $895,330,000 for the year ended December 31, 2013.  Average interest-earning deposits in other banks increased $7,109,000 comparing 2014 to 2013.  Average yield on these deposits was 0.32%.  Average investments increased $68,007,000 but the tax equivalent yield on average investment securities increased 30 basis points.  Average total loans increased $85,046,000 and the yield on average loans decreased 43 basis points.
Impacting the increase in total interest income in 2013 was the collection of $1,435,000 of net foregone interest, asset mix changes, and increase in average earning assets, partially offset by an increase in interest-bearing liabilities. The yield on interest-earning assets decreased to 4.24% for the year ended December 31, 2013 from 4.46% for the year ended December 31, 2012.  Average interest-earning assets increased to $895,330,000 for the year ended December 31, 2013 compared to $766,937,000 for the year ended December 31, 2012.
Interest expense on deposits in 2014 decreased $210,000 or 16.54% to $1,060,000 compared to $1,270,000 in 2013 and $1,630,000 in 2012.  The decrease in interest expense in 2014 compared to 2013 was primarily due to the repricing of interest-bearing deposits which decreased 6 basis points to 0.16% in 2014 from 0.22% in 2013.  The decrease in interest expense in 2013 compared to 2012 was due to repricing of interest-bearing deposits, which decreased 10 basis points to 0.22% in 2013 from 0.32% in 2012.  Average interest-bearing deposits were $657,738,000 for 2014 compared to $564,537,000 and $502,072,000 for 2013 and 2012, respectively.  The increases in average interest-bearing deposits in 2014 and 2013 was the result of the VCB acquisition and our own organic growth.
Average other borrowings decreased to $5,155,000 with an effective rate of 1.83% for 2014 compared to $5,645,000 with an effective rate of 2.05% for 2013.  In 2012, the average other borrowings were $9,156,000 with an effective rate of 2.76%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit and advances from the Federal Home Loan Bank (FHLB).  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin 1.60%. The rate was 1.83% for 2014, 1.84% for 2013, and 1.94% for 2012. The FHLB advances are fixed rate short-term and long-term borrowings.  Advances were utilized as part of a leveraged strategy in the first quarter of 2008 to purchase investment securities.  The FHLB advances have matured and have not been replaced due to the influx of deposits. The effective rate of the FHLB advances was 3.64 for 2013, and 3.59% 2012.
The cost of all of our interest-bearing liabilities decreased 7 basis points to 0.17% for 2014 compared to 0.24% for 2013 and 0.37% for 2012.  The cost of total deposits decreased to 0.11% for the year ended December 31, 2014 compared to 0.15% and 0.23% for the years ended December 31, 2013 and 2012, respectively.  Average demand deposits increased 22.84% to $348,822,000 in 2014 compared to $283,956,000 for 2013 and $217,529,000 for 2012. The ratio of non-interest demand deposits to total deposits increased to 34.65% for 2014 compared to 33.47% and 30.23% for 2013 and 2012, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2014 increased $6,432,000 or 19.23% to $39,883,000 compared to $33,451,000 for 2013 and $29,937,000 for 2012.  The increase in 2014 was due to the increase in average earning assets and 7 basis point decrease in the average interest rate on interest-bearing deposits, partially offset by the decrease in the average rate on earning assets. Our net interest margin (NIM) increased 2 basis points. Yield on interest earning assets decreased 2 basis points while the effective rate on interest bearing liabilities decreased 7 basis points.  The change in the mix of average interest earning assets also affected NIM.  Interest-earning deposits in other banks and investment securities, which tend to have lower effective yields, increased.  Net interest income before provision for credit losses increased $3,514,000 in 2013 compared to 2012, mainly due to the increase in average earning assets and 9 basis point decrease in the average interest rate on deposits liabilities. Average interest-earning assets were $1,052,097,000 for the year ended December 31, 2014 with a net interest margin (NIM) of 4.11% compared to $895,330,000 with a NIM of 4.09% in 2013, and $766,937,000 with a NIM of 4.21% in 2012.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

Provision for Credit Losses

We provide for probable incurred credit losses through a charge to operating income based upon the composition of the loan portfolio, delinquency levels, losses and nonperforming assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning bank asset is not warranted.
The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Officer (CCO), who reviews the grades for accuracy and gives final approval.  The CCO is not involved in loan originations.  The risk grading and reserve allocation is analyzed quarterly by the CCO and the Board and at least annually by a third party credit reviewer and by various regulatory agencies.

Quarterly, the CCO sets the specific reserve for all adversely risk-graded impaired credits.  This process includes the utilization of loan delinquency reports, classified asset reports, collateral analysis, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not impaired based on inherent risk in those loans.
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

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	December 31, 2014	% of Total Loans	December 31, 2013	% of Total Loans
Commercial:
Commercial and industrial	$2,753	15.5%	$1,928	17.0%
Agricultural land and production	377	6.8%	516	6.1%
Real estate:
Owner occupied	1,380	30.9%	1,697	30.6%
Real estate construction and other land loans	837	6.8%	1,289	8.3%
Commercial real estate	1,201	18.7%	1,406	16.8%
Agricultural real estate	564	10.0%	672	8.6%
Other real estate	76	1.2%	110	0.9%
Total real estate	4,058	67.6%	5,174	65.2%
Consumer:
Equity loans and lines of credit	811	8.3%	874	9.5%
Consumer and installment	267	1.8%	294	2.2%
Unallocated reserves	42		422
Total allowance for credit losses	$8,308		$9,208

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable incurred credit losses that exist in the portfolio at that time. We assign qualitative and environmental factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.
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
There were $7,985,000 additions made to the allowance for credit losses in 2014, compared to none and $700,000 for the same period in 2013 and 2012, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the fourth quarter of 2014, the Company recorded a provision for credit losses of approximately $8.4 million in connection with the partial charge-off of a single commercial and agricultural relationship. The total charge-off related to this credit was $7.7 million. The remaining loan balance of $10,226,000, which management believes is adequately secured by real estate and various business assets, was placed on non-accrual status during the fourth quarter of 2014, and resulted in the reversal of unpaid interest and fees of $224,000. The Company believes this reduced loan balance is reasonably collectible, although further credit deterioration is possible. Management of the Company continues to work to minimize any future charge-offs related to this credit. In addition, based on the facts leading to the identification of this impaired loan relationship and the subsequent charge-off, management believes that the risk characteristics of this loan relationship are isolated and not an indication of an increase in the overall risk profile of the loan portfolio as a whole. Absent this loan relationship’s impact on the allowance ratios and criticized and non-performing loan totals noted above, management believes that activities during the year ended 2014 resulted in an overall improvement in the risk profile of the Company’s loan portfolio as compared to 2013 and 2012.
The decrease in unallocated reserves in the current period is primarily due to an additional risk factor which management is further analyzing related to the recent increase in long-term interest rates and the effects that higher rates may have on certain borrowers’ debt service capabilities, particularly those with home equity loans. During the year ended December 31, 2014, the Company had net charge offs totaling $8,885,000 compared to $925,000 and $668,000 for the same periods in 2013 and 2012, respectively.  The net charge off ratio, which reflects net charge-offs to average loans, was 1.65%, 0.20% and 0.16% for 2014, 2013, and 2012, respectively.
Nonperforming loans were $14,052,000 and $7,586,000 at December 31, 2014 and 2013, respectively.  Nonperforming loans as a percentage of total loans were 2.45% at December 31, 2014 compared to 1.48% at December 31, 2013.  The Company had no other real estate owned at December 31, 2014 and December 31, 2012 as compared to $190,000 at December 31, 2013.
We had loans past due, not including non accrual loans, totaling $298,000 at December 31, 2014 compared to $637,000 at December 31, 2013.  Losses in the loan portfolio and non-accruing balances remain elevated relative to historical periods and an increase in the level of charge-offs and the number and dollar volume of past due and nonperforming loans may result in further provisions to the allowance for credit losses.
Notwithstanding improvements in the economy, we anticipate weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future.  Many of the agricultural crops grown by our Central Valley customers have been harvested with preliminary results demonstrating that California’s drought has definitely had an impact with lower crop yields compared to the previous year for certain crops. Many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. By closely monitoring the water and the related issues affecting our customers in 2014, we believe that drought-related risks are being mitigated as we look to 2015 knowing that the need for rain and a significant snow pack in the Sierra Nevada Mountain Range continue to be important factors for the short and long-term economic impact on agribusiness in California’s San Joaquin Valley. We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.
As of December 31, 2014, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses of $7,985,000 in 2014, none in 2013, and $700,000 in 2012, was $31,898,000 for 2014 compared to $33,451,000 and $29,237,000 for 2013 and 2012, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $8,164,000 in 2014 compared to $7,831,000 and $7,242,000 in 2013 and 2012, respectively. The $333,000 or 4.25% increase in non-interest income was due to increases in service charge income, interchange fees, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and gain on sale of other real estate owned compared to the comparable 2013 period, partially offset by a decrease in net realized gains on sales and calls of investment securities and loan placement fees. The $590,000 or 8.15% increases non-interest income comparing 2013 to 2012 was due to increases in service charge income, interchange fees, Federal Home Loan Bank dividends, and loan placement fees partially offset by gains on sales and calls of investment securities.
Customer service charges increased $124,000 to $3,280,000 in 2014 compared to $3,156,000 in 2013 and $2,774,000 in 2012.  The increase in 2014 from 2013, and in 2013 from 2012 is mainly due to increases in overdraft and analyzed service charge fee income. The $382,000 increase in 2013 is due to the inclusion of VCB service charges of approximately $510,000 offset by a decrease in the legacy Company service charge income of 128,000.
During the year ended December 31, 2014, we realized net gains on sales and calls of investment securities of $904,000. In 2013, we realized a net gain of $1,265,000 compared to a net gain of $1,639,000 in 2012 from sales and calls of securities. The net gains in 2014 , 2013, and 2012 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  See Footnote 4 to the audited Consolidated Financial Statements for more detail.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $614,000 in 2014 compared to $495,000 and $391,000 in 2013 and 2012, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.
Interchange fees totaled $1,205,000 in 2014 compared to $962,000 and $767,000 in 2013 and 2012, respectively. Part of the increases in 2014 and 2013 are attributable to the VCB acquisition.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $133,000 in 2014 to $544,000 compared to $677,000 in 2013 and $631,000 in 2012.  Fees were lower in 2014 compared to 2013 and 2012. Refinancing and new mortgage activity decreased slightly in 2014 and 2013, even though we continue to see the historically low mortgage rates, a decline in housing values and first time home buyer tax incentives.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2014, we held $4,791,000 in FHLB stock compared to $4,499,000 at December 31, 2013.  Dividends in 2014 increased to $327,000 compared to $177,000 in 2013 and $36,000 in 2012.
Other income increased to $1,227,000 in 2014 compared to $1,099,000 and $992,000 in 2013 and 2012, respectively. The period-to-period increase in 2014 compared to 2013 was primarily due to increases in electronic funds transfer fee income and non-customer check cashing fees.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $3,653,000 or 11.53% to $35,338,000 in 2014 compared to $31,685,000 in 2013, and $27,274,000 in 2012.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles and other real estate owned expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 73.85% for 2014 compared to 78.50% for 2013 and 75.99% for 2012. The improvement in the efficiency ratio in 2014 is due to the growth in revenues outpacing the growth in non-interest expense. The decline in the efficiency ratio in 2013 compared to 2012 is due to an increase in operating expenses partially offset by an increase in net interest income.
Salaries and employee benefits increased $2,294,000 or 13.16% to $19,721,000 in 2014 compared to $17,427,000 in 2013 and $15,597,000 in 2012.  Full time equivalents were 271 for the year ended December 31, 2014 compared to 241 for the year ended December 31, 2013.
At December 31, 2014, we had two share based compensation plans under which compensation expense is recognized based on the estimated fair value of the awards at the date of the grant.  The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 198,830 shares remain reserved for issuance for options already granted under incentive and nonstatutory agreements. This plan expired in November 2010 and no new options will be granted under this plan.  The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  Currently under the 2005 Plan, there are 226,380 shares reserved for issuance for options and restricted stock awards already granted to employees and directors.
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
For the years ended December 31, 2014, 2013, and 2012, the compensation cost recognized for share based compensation was $173,000, $98,000 and $108,000, respectively.
As of December 31, 2014, there was $169,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the two plans.  The cost is expected to be recognized over a weighted average period of 2.36 years.  See Notes 1 and 15 to the audited Consolidated Financial Statements for more detail.
No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2014 and 2013. In 2012, options to purchase 92,150 shares of common stock were granted from the 2005 Plan at exercise prices between $8.02 and $8.75. All options were granted with an exercise price equal to the market value on the grant date.
During the year ended December 31, 2014, 57,330 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $12.68 per share on the date of grant.
Occupancy and equipment expense increased $726,000 or 17.67% to $4,835,000 in 2014 compared to $4,109,000 in 2013 and $3,578,000 in 2012.  The increases in 2014 and 2013 were primarily due to increases in rent and depreciation expense for the premises acquired from VCB. The Company made no changes in depreciation expense methodology.

Regulatory assessments decreased $66,000 or 9.48% to $762,000 in 2014 compared to $696,000 and $652,000 in 2013 and 2012, respectively.
Acquisition and integration-related expenses which were all related to the VCB acquisition decreased $976,000 to none in 2014 compared to 2013. We recorded $284,000 in acquisition and integration expenses in 2012.
Data processing expenses were $1,820,000 in 2014 compared to $1,383,000 in 2013 and $1,125,000 in 2012.  The $437,000 or 31.60% increase in 2014, and the $258,000 or 22.93% increase in 2013 compared to 2012 is the result of increased processing charges related to increase of accounts and services provided to our customers and branches.
Amortization of core deposit intangibles was $337,000 for 2014, $268,000 for 2013, and $200,000 for 2012. During 2014, amortization expense related to Service 1st Bank core deposit intangible (CDI) was $200,000, and amortization expense related to VCB CDI was $137,000. During 2013, amortization expense related to Service 1st Bank core deposit intangible (CDI) was $200,000, and amortization expense related to VCB CDI was $68,000. During 2012, CDI amortization expense related solely to Service 1st Bank CDI.
Consulting fees decreased $222,000 to $239,000 for the year ended December 31, 2014 compared to $461,000 and $162,000 in 2013 and 2012, respectively.  Higher consulting fees in 2013 related to costs for recruiting qualified candidates for a Bank President position and for support and defense for the Company’s tax examination.
ATM/Debit card expenses increased $97,000 to $624,000 for the year ended December 31, 2014 compared to $527,000 in 2013 and 2012.  License and maintenance contracts increased $16,000 to $488,000 for the year ended December 31, 2014 compared to $472,000 and $362,000 in 2013 and 2012, respectively.  Other non-interest expenses increased $757,000 or 19.01% to $4,739,000 in 2014 compared to $3,982,000 in 2013 and $3,603,000 in 2012, primarily due to the VCB acquisition.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2014	% Average Assets	Other Expense 2013	% Average Assets	Other Expense 2012	% Average Assets
Legal	$273	0.02%	$116	0.01%	$185	0.02%
Stationery/supplies	266	0.02%	257	0.03%	221	0.03%
Amortization of software	224	0.02%	243	0.02%	196	0.02%
Director fees and related expenses	262	0.02%	233	0.02%	215	0.03%
Telephone	230	0.02%	219	0.02%	169	0.02%
Postage	238	0.02%	202	0.02%	183	0.02%
Armored courier fees	221	0.02%	155	0.02%	88	0.01%
Compliance Expense	207	0.02%	155	0.02%	118	0.01%
Loss (gain) on sale or write-down of assets	201	0.02%	(1)	—%	—	—%
Donations	179	0.02%	160	0.02%	148	0.02%
Personnel other	154	0.01%	122	0.01%	89	0.01%
Education/training	135	0.01%	135	0.01%	155	0.02%
General insurance	141	0.01%	126	0.01%	120	0.01%
Appraisal fees	130	0.01%	89	0.01%	77	0.01%
Operating losses	53	—%	67	0.01%	85	0.01%
Other	1,825	0.16%	1,704	0.17%	1,554	0.18%
Total other non-interest expense	$4,739	0.41%	$3,982	0.40%	$3,603	0.42%

Provision for Income Taxes

Our effective income tax rate was (12.07)% for 2014 compared to 14.04% for 2013 and 18.31% for 2012.  The Company reported an income tax provision (benefit) of $(570,000), $1,347,000, and $1,685,000 for the years ended December 31, 2014, 2013, and 2012, respectively.  The decrease in the effective tax rate in 2014 compared to 2013 was primarily due to a significant increase in the proportion of nontaxable income, such as interest earned on municipal securities and earnings on Bank owned life insurance, to net income. The decrease in the effective tax rate in 2013 compared to 2012 is due to an increase in interest income on non-taxable investment securities and the reversal of a reserve for prior years’ uncertain tax positions. The Company maintains a reserve for uncertain income taxes in accordance with ASC 710-10-25 (formerly FIN 48). During the third quarter of 2013, the California Franchise Tax Board concluded the tax examination of the Company’s 2008, 2009, and 2010 tax filings; and we accordingly reversed the remaining reserve for those tax years. The Company has also benefited from tax credits and deductions related to the California enterprise zone program; however, those benefits were reduced beginning January 1, 2014 due to the legislative changes affecting the program. Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits.

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
We accrued preferred stock dividends to the Treasury and accretion of the issuance discount in the amount of $350,000 during the year ended December 31, 2013.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2014 compared to December 31, 2013.

Total assets were $1,192,183,000 as of December 31, 2014, compared to $1,145,635,000 as of December 31, 2013, an increase of 4.06% or $46,548,000.  Total gross loans were $572,588,000 as of December 31, 2014, compared to $512,357,000 as of December 31, 2013, an increase of $60,231,000 or 11.76%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 1.68% or $8,887,000 to $520,511,000.  Total deposits increased 3.49% or $35,009,000 to $1,039,152,000 as of December 31, 2014, compared to $1,004,143,000 as of December 31, 2013.  Shareholders’ equity increased $11,002,000 or 9.17% to $131,045,000 as of December 31, 2014, compared to $120,043,000 as of December 31, 2013. The increase in shareholders' equity was driven by the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale investment securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $16,831,000 as of December 31, 2014, compared to $16,294,000 as of December 31, 2013, an increase of $537,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2014, investment securities with a fair value of $100,747,000, or 21.69% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at December 31, 2014 was 55.10% compared to 51.02% at December 31, 2013.  The loan to deposit ratio of our peers was 74.53% at September 30, 2014.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $2.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 1.68% or $8,887,000 to $520,511,000 at December 31, 2014, from $529,398,000 at December 31, 2013.  The market value of the portfolio reflected an unrealized gain of $8,896,000 at December 31, 2014, compared to an unrealized loss of $3,884,000 at December 31, 2013.
Losses recognized in 2014, 2013, and 2012 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased.  The Company is addressing risks in the security portfolio by selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile.
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
As of December 31, 2014, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2014, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2014 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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
At December 31, 2014, the Company had a total of 20 PLRMBS with a remaining principal balance of $3,079,000 and a net unrealized gain of approximately $1,614,000.  Ten of these PLRMBS with a remaining principal balance of $2,614,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities as well as all whole loan CMOs. No credit related OTTI charges related to PLRMBS were recorded during the year ended December 31, 2014.
See Note 4 to the audited Consolidated Financial Statements for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $60,231,000 or 11.76% to $572,588,000 as of December 31, 2014, compared to $512,357,000 as of December 31, 2013.

The following table sets forth information concerning the composition of our loan portfolio as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

	2014		2013		2012		2011		2010
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$89,007	15.5%	$87,082	17.0%	$77,956	19.7%	$78,089	18.3%	$81,318	18.8%
Agricultural land and production	39,140	6.8%	31,649	6.1%	26,599	6.7%	29,958	7.0%	20,604	4.8%
Total commercial	128,147	22.3%	118,731	23.1%	104,555	26.4%	108,047	25.3%	101,922	23.6%
Real estate:
Owner occupied	176,804	30.9%	156,781	30.6%	114,444	28.9%	113,183	26.4%	111,888	25.9%
Real estate-construction and other land loans	38,923	6.8%	42,329	8.3%	33,199	8.4%	33,047	7.7%	32,038	7.4%
Commercial real estate	106,788	18.7%	86,117	16.8%	53,797	13.6%	62,523	14.6%	63,627	14.7%
Agricultural real estate	57,501	10.0%	44,164	8.6%	28,400	7.2%	42,596	9.9%	44,397	10.3%
Other real estate	6,611	1.2%	4,548	0.9%	8,098	2.0%	7,892	1.8%	8,103	1.9%
Total real estate	386,627	67.6%	333,939	65.2%	237,938	60.1%	259,241	60.4%	260,053	60.2%
Consumer:
Equity loans and lines of credit	47,575	8.3%	48,594	9.5%	42,932	10.9%	51,106	12.0%	58,860	13.6%
Consumer and installment	10,093	1.8%	11,252	2.2%	10,346	2.6%	9,765	2.3%	11,261	2.6%
Total consumer	57,668	10.1%	59,846	11.7%	53,278	13.5%	60,871	14.3%	70,121	16.2%
Deferred loan fees, net	146		(159)		(453)		(764)		(499)
Total gross loans	572,588	100.0%	512,357	100.0%	395,318	100.0%	427,395	100.0%	431,597	100.0%
Allowance for credit losses	(8,308)		(9,208)		(10,133)		(11,396)		(11,014)
Total loans	$564,280		$503,149		$385,185		$415,999		$420,583

At December 31, 2014, loans acquired in the VCB acquisition had a balance of $77,882,000, of which $3,590,000 were commercial loans, $62,792,000 were real estate loans, and $11,500,000 were consumer loans. At December 31, 2013, loans acquired in the VCB acquisition had a balance of $99,948,000, of which $12,686,000 were commercial loans, $71,833,000 were real estate loans, and $15,429,000 were consumer loans.
At December 31, 2014, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 98.2% of total loans of which 22.3% were commercial and 75.9% were real-estate-related.  This level of concentration is consistent with 97.8% at December 31, 2013.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2014 and 2013.
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
At December 31, 2014, total nonperforming assets totaled $14,052,000, or 1.18% of total assets, compared to $7,776,000, or 0.68% of total assets at December 31, 2013.  Total nonperforming assets at December 31, 2014, included nonaccrual loans totaling $14,052,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2013 consisted of $7,586,000 in nonaccrual loans, $190,000 in OREO, and no repossessed assets. At December 31, 2014, we had three loans considered troubled debt restructurings (“TDRs”) totaling $1,826,000 which are included in nonaccrual loans compared to ten TDRs totaling $4,595,000 at December 31, 2013. We have no outstanding commitments to lend additional funds to any of these borrowers.

A summary of nonaccrual, restructured, and past due loans at December 31, 2014 and 2013 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2014 and 2013.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2014, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Nonaccrual Loans
Commercial and industrial	$7,265	$335	$—	$267	$377
Owner occupied	1,363	1,777	213	353	1,407
Real estate construction and other land loans	360	—	—	—	5,634
Commercial real estate	1,468	158	—	2,434	—
Equity loans and line of credit	1,751	721	237	705	488
Consumer and installment	19	—	—	74	—
Restructured loans (non-accruing)
Commercial and industrial	—	1,192	—	—	1,978
Owner occupied	—	384	1,362	1,019	2,370
Real estate construction and other land loans	547	1,450	6,288	6,823	2,193
Commercial real estate	—	—	—	1,110	1,828
Other real estate	—	—	—	—	2,286
Equity loans and line of credit	1,279	1,565	1,595	1,649	—
Consumer and Installment	—	4	—	—	—
Total nonaccrual	14,052	7,586	9,695	14,434	18,561
Accruing loans past due 90 days or more	—	—		—	—
Total nonperforming loans	$14,052	$7,586	$9,695	$14,434	$18,561

Nonperforming loans to total loans	2.45%	1.48%	2.45%	3.38%	4.30%
Ratio of nonperforming loans to allowance for credit losses	169.14%	82.38%	95.68%	126.66%	168.52%
Loans considered to be impaired	$18,826	$13,357	$17,105	$23,644	$18,561
Related allowance for credit losses on impaired loans	$612	$1,007	$510	$4,368	$2,124

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of December 31, 2014 and 2013, we had impaired loans totaling $18,826,000 and $13,357,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $716,000 for the year ended December 31, 2014 of which $139,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $661,000 and $693,000 for the years ended December 31, 2013 and 2012, respectively of which $279,000 and $669,000 was attributable to troubled debt restructurings, respectively.

The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2014.

(Dollars in thousands)	Balances December 31, 2013	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balances December 31, 2014
Non-accrual loans:
Commercial and industrial	$335	$13,651	$(346)	$—	$(20)	$(6,355)	$7,265
Agricultural land and production	—	1,722				(1,722)	—
Real estate	1,935	4,426	(2,925)	(235)	(187)	(183)	2,831
Agricultural real estate	—	360	—	—	—	—	360
Equity loans and lines of credit	751	1,318	(259)	—	—	(59)	1,751
Consumer	—	23	(4)	—	—	—	19
Restructured loans (non-accruing):
Commercial and industrial	1,192	—	(145)	—	—	(1,047)	—
Real estate	384	—	(384)	—	—	—	—
Real estate construction and land development	1,450	—	(903)	—	—	—	547
Equity loans and lines of credit	1,535	6	(196)	—	(66)	—	1,279
Consumer	4	—	—	—	(4)	—	—
Total non-accrual	$7,586	$21,506	$(5,162)	$(235)	$(277)	$(9,366)	$14,052

The following table provides a summary of the annual change in the OREO balance:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Balance, Beginning of year	$190	$—
Additions	235	453
Dispositions	(488)	(263)
Write-downs	—	—
Net gain on disposition	63	—
Balance, End of year	$—	$190

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value, less selling costs. As of December 31, 2014, the Company had no OREO properties. As of December 31, 2013 the Company had $190,000 in OREO property which was subsequently sold for book value during January 2014.

Allowance for Credit Losses

We have established a methodology for the determination of the adequacy of the allowance for credit losses made up of general and specific allocations.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans.  The allowance for credit losses is an estimate of probable incurred credit losses in the Company’s loan portfolio. The allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 20 quarters, and qualitative factors including economic trends in the

Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 20 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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
The allowance for credit losses is maintained to cover probable incurred losses in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit Committee.  They delegate the authority to the Chief Credit Officer (CCO) to determine the loss reserve ratio for each type of asset and to review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.
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
 Credit Administration adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover probable incurred losses.  The Bank’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories.  The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets.  In general, all credit facilities exceeding 90 days of delinquency require classification and are placed on nonaccrual.
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Balance, beginning of year	$9,208	$10,133
Provision charged to operations	7,985	—
Losses charged to allowance	(9,834)	(1,446)
Recoveries	949	521
Balance, end of year	$8,308	$9,208
Allowance for credit losses to total loans	1.45%	1.80%

As of December 31, 2014, the allowance for credit losses (ALLL) stood at $8,308,000, compared to $9,208,000 at December 31, 2013, a net decrease of $900,000 reflecting the net charge-offs, the majority of which related to nonaccrual commercial and agricultural loans charged off.  The decrease in the ALLL was due to net charge offs during the year ended December 31, 2014 being greater than the amount of the provision for credit losses and improvement in the historical loss rates by portfolio segment.  Net charge offs totaled $8,885,000 while the provision for credit losses was $7,985,000.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $214,131,000 as of December 31, 2014, compared to $192,667,000 as of December 31, 2013. At December 31, 2014 and 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $165,000 and $141,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
The ALLL as a percentage of total loans was 1.45% at December 31, 2014, and 1.80% at December 31, 2013. Total loans include VCB loans that were recorded at fair value in connection with the acquisition of $77,882,000 at December 31, 2014 and $99,948,000 at December 31, 2013. Excluding these VCB loans from the calculation, the ALLL to total gross loans was 1.68% and 2.23% as of December 31, 2014 and 2013, respectively and general reserves associated with non-

impaired loans to total non-impaired loans was 1.62% and 2.05%, respectively. The loan portfolio acquired in the VCB merger was booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.  The Company’s loan portfolio balances also increased through organic growth.  The lower allowance for credit losses to total loans ratio is supported by the recent improvements in credit quality and risk factors such as real estate collateral values and the general economic conditions experienced in the central California communities serviced by the Bank and improvement in the historical loss rates by portfolio segment. In addition, during the fourth quarter of 2014, the Company recorded a charge-off of $7.7 million in connection with the impairment identification of a single commercial and agricultural relationship. The remaining loan balance of $10,226,000, which management believes is adequately secured by real estate and various business assets, was placed on non-accrual status during the fourth quarter of 2014. The Company believes this reduced loan balance is reasonably collectible, and management of the Company continues to work to minimize any future charge-offs related to this credit. Based on the facts leading to the identification of this impaired loan relationship and the subsequent charge-off, management believes that the risk characteristics of this loan relationship are isolated and not an indication of an increase in the overall risk profile of the loan portfolio as a whole. Absent this loan relationship’s impact on the allowance ratios and criticized and non-performing loan totals noted above, management believes that activities during the year ended 2014 resulted in an overall improvement in the risk profile of the Company’s loan portfolio as compared to 2013 and 2012.
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. Historically, the highest annualized rates of net charge-offs experienced by the Company occurred prior to 2011. Under the current ALLL methodology, as periods of high charge-off rates included in the rolling 20 quarter analysis are replaced by lower charge-off rates, the calculated reserve rates may continue to decline. However, the total reserve rates on non-impaired loans may be augmented by changes in qualitative factors. Based on the above considerations and given continued improvement in historical charge-off rates and other factors such as declines in the level of delinquent and adversely graded loans in the general reserve pools, management determined that the ALLL was appropriate as of December 31, 2014.
Non-performing loans totaled $14,052,000 as of December 31, 2014, and $7,586,000 as of December 31, 2013.  The allowance for credit losses as a percentage of nonperforming loans was 59.12% and 121.38% as of December 31, 2014 and December 31, 2013, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2014 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2014 was $29,917,000 consisting of $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2014, so goodwill was not required to be retested.
     The intangible assets at December 31, 2014 represent the estimated fair value of the core deposit relationships acquired in the 2008 acquisition of Service 1st Bank of $1,400,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2014 was $1,344,000, net of $1,421,000 in accumulated amortization expense.  The carrying value at December 31, 2013 was $1,680,000, net of $1,085,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2014 and determined no impairment was necessary.  Amortization expense recognized was $337,000 for 2014, $268,000 for 2013 and $200,000 2012.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2015	$320
2016	137
2017	137
2018	137
2019	137
Thereafter	476
Total	$1,344

  Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, will be insured by the FDIC up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits increased $35,009,000 or 3.49% to $1,039,152,000 as of December 31, 2014, compared to $1,004,143,000 as of December 31, 2013.  Interest-bearing deposits increased $14,999,000 or 2.32% to $662,750,000 as of December 31, 2014, compared to $647,751,000 as of December 31, 2013.  Non-interest bearing deposits increased $20,010,000 or 5.61% to $376,402,000 as of December 31, 2014, compared to $356,392,000 as of December 31, 2013.  Average non-interest bearing deposits to average total deposits was 34.65% for the year ended December 31, 2014 compared to 33.47% for the same period in 2013. Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.81% in 2014 compared to 2.91% in 2013 based on FDIC deposit market share information published as of June 2014.

The composition of the deposits and average interest rates paid at December 31, 2014 and December 31, 2013 is summarized in the table below.

(Dollars in thousands)	December 31, 2014	% of Total Deposits	Effective Rate	December 31, 2013	% of Total Deposits	Effective Rate
NOW accounts	$209,781	20.2%	0.11%	$182,364	18.2%	0.15%
MMA accounts	228,268	22.0%	0.08%	234,515	23.3%	0.12%
Time deposits	153,320	14.7%	0.40%	168,954	16.8%	0.48%
Savings deposits	71,381	6.9%	0.05%	61,918	6.2%	0.08%
Total interest-bearing	662,750	63.8%	0.16%	647,751	64.5%	0.22%
Non-interest bearing	376,402	36.2%		356,392	35.5%
Total deposits	$1,039,152	100.0%		$1,004,143	100.0%

There were no short term borrowings as of December 31, 2014 and December 31, 2013. There were no long-term FHLB borrowings outstanding at December 31, 2014 or December 31, 2013. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances.
The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2014, the rate was 1.83%.  Interest expense recognized by the Company for the years ended December 31, 2014, 2013, and 2012 was $96,000, $98,000 and $107,000, respectively.

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
Our shareholders’ equity was $131,045,000 as of December 31, 2014, compared to $120,043,000 as of December 31, 2013.  The increase in shareholders’ equity is the result of increase in retained earnings from net income of $5,294,000, exercise of stock options, including the related tax benefit of $62,000, and the effect of share based compensation expense of $173,000, an increase in accumulated other comprehensive income (AOCI) of $7,663,000, offset by common stock cash dividends of $2,190,000.
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
During 2014, the Bank declared and paid cash dividends to the Company in the amount of $2,350,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. The Company declared and paid a total of $2,190,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2014.
During 2013, the Bank declared and paid cash dividends to the Company in the amount of $18,000,000 in connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $2,048,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2014.

During 2012, the Bank declared and paid cash dividends to the Company of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company’s Board of Directors. On October 17, 2012, the Company declared a $0.05 per common share cash dividend to shareholders of record at the close of business on November 15, 2012 which was paid on November 30, 2012. No dividends on common shares were declared in 2012.
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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$95,936	8.36%	$88,320	8.14%
Minimum regulatory requirement	$45,894	4.00%	$43,394	4.00%
Central Valley Community Bank	$95,298	8.31%	$87,674	8.09%
Minimum requirement for “Well-Capitalized” institution	$57,341	5.00%	$54,218	5.00%
Minimum regulatory requirement	$45,873	4.00%	$43,375	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$95,936	13.67%	$88,320	13.88%
Minimum regulatory requirement	$28,075	4.00%	$25,454	4.00%
Central Valley Community Bank	$95,298	13.59%	$87,674	13.79%
Minimum requirement for “Well-Capitalized” institution	$42,080	6.00%	$38,151	6.00%
Minimum regulatory requirement	$28,053	4.00%	$25,434	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$104,447	14.88%	$96,292	15.13%
Minimum regulatory requirement	$56,150	8.00%	$50,908	8.00%
Central Valley Community Bank	$103,809	14.80%	$95,639	15.04%
Minimum requirement for “Well-Capitalized” institution	$70,133	10.00%	$63,585	10.00%
Minimum regulatory requirement	$56,106	8.00%	$50,868	8.00%

We are required to deduct the disallowed portion of net deferred tax assets from Tier 1 capital in calculating our capital ratios.  Generally, disallowed deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that we expect to realize within one year, based on projected future taxable income, or 10% of the amount of our Tier 1 capital.  Disallowed deferred tax assets deducted from Tier 1 capital were $3,613,000 and $7,330,000 at December 31, 2014 and 2013, respectively.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2014, the Company had unpledged securities totaling $366,884,000 available as a secondary source of liquidity and total cash and cash equivalents of $77,328,000.  Cash and cash equivalents at December 31, 2014 decreased 30.99% compared to December 31, 2013.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.  Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality.  Consequently, expanding our loan portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.
As a means of augmenting our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2014, our available borrowing capacity includes approximately $40,000,000 in Federal funds lines with our correspondent banks and $290,851,000 in unused FHLB advances.  At December 31, 2014, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.  The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2014 and 2013:

Credit Lines (In thousands)	December 31, 2014	December 31, 2013
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$290,851	$272,797
Balance outstanding	$—	$—
Collateral pledged	$183,036	$119,539
Fair value of collateral	$183,171	$119,902
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$2,441	$51
Balance outstanding	$—	$—
Collateral pledged	$2,729	$48
Fair value of collateral	$2,757	$52

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $214,131,000 as of December 31, 2014 compared to $192,667,000 as of December 31, 2013.  For a more detailed discussion of these financial instruments, see Note 13 to the audited Consolidated Financial Statements in this Annual Report.
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

Allowance for Credit Losses

Our most significant management accounting estimate is the appropriate level for the allowance for credit losses.  The allowance for credit losses is an estimate of probable incurred credit losses in the Company’s loan portfolio.  The adequacy of the allowance is monitored on an on-going basis and is based on our management’s evaluation of numerous factors.  These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. See Note 1 to the audited Consolidated Financial Statements in this Annual Report for more detail regarding our allowance for credit losses.
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
At December 31, 2014, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Market Risk section for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2014, 79.59% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2014, 82.17% of our time deposits matures within one year or less.
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
The assets and liabilities of a financial institution are primarily monetary in nature. As such they represent obligations to pay or receive fixed and determinable amounts of money that are not affected by future changes in prices. Generally, the impact of inflation on a financial institution is reflected by fluctuations in interest rates, the ability of customers to repay their obligations and upward pressure on operating expenses. Although inflationary pressures are not considered to be of any particular hindrance in the current economic environment, they may have an impact on the company’s future earnings in the event those pressures become more prevalent.
As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level other than $5.2 million in subordinated debentures issued by the Company’s subsidiary Service 1st Capital Trust I. As a result, all significant interest rate risk procedures are performed at the Bank level.
The fundamental objective of the Company’s management of its assets and liabilities is to maximize the Company’s economic value while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest earning assets, such as loans and investments, and its interest expense on interest bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest earning assets re-price differently than its interest bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.
The Company seeks to control interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. Management believes historically it has effectively managed the effect of changes in interest rates on its operating results and believes that it can continue to manage the short-term effects of interest rate changes under various interest rate scenarios.
Management employs asset and liability management software to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2014. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2014 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2015, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2015	% Change from Rates at December 31, 2015
Up 400 bps	$51,835	$5,370	11.56%
Up 300 bps	50,273	3,808	8.20%
Up 200 bps	48,690	2,225	4.79%
Up 100 bps	47,873	1,408	3.03%
Unchanged	46,465	—	—
Down 100 bps	44,747	(1,718)	(3.70)%

It is important to note that the above table is a summary of several forecasts and actual results may vary from any of the forecasted amounts and such difference may be material and adverse. The forecasts are based on estimates and assumptions made by management, and that may turn out to be different, and may change over time. Factors affecting these estimates and assumptions include, but are not limited to: 1) competitor behavior, 2) economic conditions both locally and nationally, 3) actions taken by the Federal Reserve Board, 4) customer behavior and 5) management’s responses to each of the foregoing. Factors that vary significantly from the assumptions and estimates may have material and adverse effects on the Company’s net interest income; therefore, the results of this analysis should not be relied upon as indicative of actual future results.
The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$455,735	79.59%	$399,338	77.94%
Fixed rate	116,853	20.41%	113,019	22.06%
Total gross loans	$572,588	100.00%	$512,357	100.00%

Approximately 79.59% of our loan portfolio is tied to adjustable rate indices and 40.38% of our loan portfolio reprices within 90 days.  As of December 31, 2014, we had 984 commercial and real estate loans totaling $298,669,000 with floors ranging from 3.25% to 7.50% and ceilings ranging from 7.00% to 30.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$253,221	44.22%	$232,041	45.29%
1-3 Years	115,022	20.09%	107,553	20.99%
3-5 Years	120,065	20.97%	116,206	22.68%
> 5 Years	84,280	14.72%	56,557	11.04%
Total gross loans	$572,588	100.00%	$512,357	100.00%

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary
Fresno, California

The management of Central Valley Community Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

*    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets:

*    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

*    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria issued in the 2013 Internal Control-Integrated Framework (Framework) established and updated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, the Company’s management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary
Fresno, California

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Central Valley Community Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Sacramento, California
March 16, 2015

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

(In thousands, except share amounts)	2014	2013
ASSETS
Cash and due from banks	$21,316	$25,878
Interest-earning deposits in other banks	55,646	85,956
Federal funds sold	366	218
Total cash and cash equivalents	77,328	112,052
Available-for-sale investment securities (Amortized cost of $423,639 at December 31, 2014 and $447,108 at December 31, 2013)	432,535	443,224
Held-to-maturity investment securities (Fair value of $35,096 at December 31, 2014)	31,964	—
Loans, less allowance for credit losses of $8,308 at December 31, 2014 and $9,208 at December 31, 2013	564,280	503,149
Bank premises and equipment, net	9,949	10,541
Other real estate owned	—	190
Bank owned life insurance	20,957	19,443
Federal Home Loan Bank stock	4,791	4,499
Goodwill	29,917	29,917
Core deposit intangibles	1,344	1,680
Accrued interest receivable and other assets	19,118	20,940
Total assets	$1,192,183	$1,145,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$376,402	$356,392
Interest bearing	662,750	647,751
Total deposits	1,039,152	1,004,143
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	16,831	16,294
Total liabilities	1,061,138	1,025,592
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,980,440 at December 31, 2014 and 10,914,680 at December 31, 2013	54,216	53,981
Retained earnings	71,452	68,348
Accumulated other comprehensive income (loss), net of tax	5,377	(2,286)
Total shareholders’ equity	131,045	120,043
Total liabilities and shareholders’ equity	$1,192,183	$1,145,635
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013, and 2012

(In thousands, except per share amounts)	2014	2013	2012
Interest income:
Interest and fees on loans	$29,493	$26,519	$23,913
Interest on deposits in other banks	176	164	110
Interest and dividends on investment securities:
Taxable	5,538	2,375	3,289
Exempt from Federal income taxes	5,832	5,778	4,508
Total interest income	41,039	34,836	31,820
Interest expense:
Interest on deposits	1,060	1,270	1,630
Interest on junior subordinated deferrable interest debentures	96	98	107
Other	—	17	146
Total interest expense	1,156	1,385	1,883
Net interest income before provision for credit losses	39,883	33,451	29,937
Provision for credit losses	7,985	—	700
Net interest income after provision for credit losses	31,898	33,451	29,237
Non-interest income:
Service charges	3,280	3,156	2,774
Appreciation in cash surrender value of bank owned life insurance	614	495	391
Interchange fees	1,205	962	767
Loan placement fees	544	677	631
Gain on disposal of other real estate owned	63	—	12
Net realized gains on sales and calls of investment securities	904	1,265	1,639
Federal Home Loan Bank dividends	327	177	36
Other income	1,227	1,099	992
Total non-interest income	8,164	7,831	7,242
Non-interest expenses:
Salaries and employee benefits	19,721	17,427	15,597
Occupancy and equipment	4,835	4,109	3,578
Regulatory assessments	762	696	652
Data processing expense	1,820	1,383	1,125
ATM/Debit card expenses	624	527	369
License & maintenance contracts	488	472	362
Consulting fees	239	461	162
Advertising	589	476	558
Audit and accounting fees	664	511	514
Internet banking expenses	520	397	270
Acquisition and integration	—	976	284
Amortization of core deposit intangibles	337	268	200
Other expense	4,739	3,982	3,603
Total non-interest expenses	35,338	31,685	27,274
Income before provision for income taxes	4,724	9,597	9,205
Provision (benefit) for income taxes	(570)	1,347	1,685
Net income	$5,294	$8,250	$7,520

Net income	$5,294	$8,250	$7,520
Preferred stock dividends and accretion	—	350	350
Net income available to common shareholders	$5,294	$7,900	$7,170
Basic earnings per common share	$0.48	$0.77	$0.75
Diluted earnings per common share	$0.48	$0.77	$0.75
Cash dividends per common share	$0.20	$0.20	$0.05
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2014, 2013, and 2012

(In thousands)	2014	2013	2012
Net income	$5,294	$8,250	7,520
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	13,847	(15,510)	7,522
Less: reclassification for net gains included in net income	904	1,265	1,639
Amortization of net unrealized gains transferred during the period	(21)	—	—
Other comprehensive income (loss), before tax	12,922	(16,775)	5,883
Tax (expense) benefit related to items of other comprehensive income	(5,259)	6,903	(2,421)
Total other comprehensive income (loss)	7,663	(9,872)	3,462
Comprehensive income (loss)	$12,957	$(1,622)	$10,982
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013, and 2012

	Preferred Stock				Common Stock			Accumulated Other Compre-hensive Income (Loss) (Net of Taxes)	Total Share-holders’ Equity
	Series A		Series C				Retained Earnings
(In thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2012	—	$—	7,000	$7,000	9,547,816	$40,552	$55,806	$4,124	$107,482
Net income	—	—	—	—	—	—	7,520	—	7,520
Other comprehensive income	—	—	—	—	—	—	—	3,462	3,462
Cash dividend ($0.05 per common share)	—	—	—	—	—	—	(480)	—	(480)
Repurchase and retirement of common stock warrants	—	—	—	—	(58,100)	(488)	—	—	(488)
Stock-based compensation expense	—	—	—	—	—	108	—	—	108
Stock options exercised and related tax benefit	—	—	—	—	69,030	411	—	—	411
Preferred stock dividends and accretion	—	—	—	—	—	—	(350)	—	(350)
Balance, December 31, 2012	—	—	7,000	7,000	9,558,746	40,583	62,496	7,586	117,665
Net income	—	—	—	—	—	—	8,250	—	8,250
Other comprehensive loss	—	—	—	—	—	—	—	(9,872)	(9,872)
Stock issued for acquisition	—	—	—	—	1,262,605	12,494	—	—	12,494
Redemption of preferred stock Series C	—	—	(7,000)	(7,000)	—	—	—	—	(7,000)
Stock-based compensation expense	—	—	—	—	—	98	—	—	98
Cash dividend ($0.20 per common share)	—	—	—	—	—	—	(2,048)	—	(2,048)
Stock options exercised and related tax benefit	—	—	—	—	93,329	806	—	—	806
Preferred stock dividends	—	—	—	—	—	—	(350)	—	(350)
Balance, December 31, 2013	—	—	—	—	10,914,680	53,981	68,348	(2,286)	120,043
Net income	—	—	—	—	—	—	5,294	—	5,294
Other comprehensive income	—	—	—	—	—	—	—	7,663	7,663
Restricted stock granted	—	—	—	—	56,850	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	173	—	—	173
Cash dividend ($0.20 per common share)	—	—	—	—	—	—	(2,190)	—	(2,190)
Stock options exercised and related tax benefit	—	—	—	—	8,910	62	—	—	62
Balance, December 31, 2014	—	$—	—	$—	10,980,440	$54,216	$71,452	$5,377	$131,045

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2014, 2013, and 2012

(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$5,294	$8,250	$7,520
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(305)	(294)	(311)
Depreciation	1,355	1,133	972
Accretion	(1,015)	(852)	(713)
Amortization	7,949	9,179	7,549
Stock-based compensation	173	98	108
Excess tax benefit from exercise of stock options	(7)	(17)	(26)
Provision for credit losses	7,985	—	700
Net realized gains on sales and calls of available-for-sale investment securities	(904)	(1,265)	(1,639)
Net loss (gain) on sale and disposal of equipment	201	(1)	(4)
Net gain on sale of other real estate owned	(63)	—	(12)
Increase in bank owned life insurance, net of expenses	(614)	(495)	(391)
Net (increase) decrease in accrued interest receivable and other assets	(3,021)	410	(19)
Net decrease in prepaid FDIC Assessments	—	1,542	513
Net increase (decrease) in accrued interest payable and other liabilities	537	(1,805)	(7,425)
(Benefit) provision for deferred income taxes	(408)	(296)	440
Net cash provided by operating activities	17,157	15,587	7,262
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisition	—	40,935	—
Purchases of available-for-sale investment securities	(146,468)	(222,668)	(194,583)
Proceeds from sales or calls of available-for-sale investment securities	79,757	88,146	39,119
Proceeds from maturity and principal repayment of available-for-sale investment securities	52,665	76,512	90,798
Net (increase) decrease in loans	(69,047)	(4,393)	28,089
Proceeds from sale of other real estate owned	488	263	2,349
Purchases of premises and equipment	(1,328)	(1,159)	(1,353)
Purchases of bank owned life insurance	(900)	—	(116)
FHLB stock (purchased) redeemed	(292)	48	(957)
Proceeds from sale of premises and equipment	363	1	5
Net cash used in investing activities	(84,762)	(22,315)	(36,649)
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	50,643	75,663	53,265
Net (decrease) increase in time deposits	(15,634)	2,841	(14,819)
Repayments of short-term borrowings to Federal Home Loan Bank	—	(4,000)	—
Redemption of preferred stock Series C	—	(7,000)	—
Purchase and retirement of common stock	—	—	(488)
Proceeds from exercise of stock options	55	789	385
Excess tax benefit from exercise of stock options	7	17	26
Cash dividend payments on common stock	(2,190)	(2,048)	(480)
Cash dividend payments on preferred stock	—	(438)	(350)
Net cash provided by financing activities	32,881	65,824	37,539
Increase (decrease) in cash and cash equivalents	(34,724)	59,096	8,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	112,052	52,956	44,804
CASH AND CASH EQUIVALENTS AT END OF YEAR	$77,328	$112,052	$52,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,171	$1,430	$1,939
Income taxes	$1,360	$1,790	$1,193

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2014, 2013, and 2012

(In thousands)	2014	2013	2012
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	$31,346	$—	—
Unrealized gain on transfer of securities from available-for-sale to held-to-maturity	$163	$—	—
Transfer of loans to other real estate owned	$235	$190	$2,337
Common stock issued in Visalia Community Bank acquisition	$—	$12,494	$—
Accrued preferred stock dividends	$—	$—	$88

The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates - The preparation of these financial statements in accordance with U.S. Generally Accepted Accounting Principles requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  On an ongoing basis, management evaluates the estimates used.  Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances.
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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value. During the year ended December 31, 2014 management transferred $31,346,000 of securities from available-for-sale to held-to-maturity. For the year ended December 31, 2013, there were no transfers between categories. At December 31, 2013, the Company had no held-to-maturity securities.
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

Loans - For all loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at principal balances outstanding net of deferred loan fees and costs, and the allowance for credit losses.  Interest is accrued daily based upon outstanding loan balances.  However, for all loans when, in the opinion of management, loans are considered impaired and the future collectability of interest and principal is in serious doubt, a loan is placed on nonaccrual status and the accrual of interest income is suspended.  Any loan 90 days or more delinquent is automatically placed on nonaccrual status. Any interest accrued but unpaid is charged against income.  Payments received are applied to reduce principal to ensure collection.  Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to principal until fully collected and then to interest.
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

Allowance for Credit Losses - The allowance for credit losses (the "allowance") is a valuation allowance for probable incurred credit losses in the Company’s loan portfolio.  The allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
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
At December 31, 2013, the Company had loans that were acquired in an acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the Company’s allowance for credit losses. The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. At December 31, 2014, the Company no longer had any purchased credit impaired loans.
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management,  including but not limited to, consideration of a simple average of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
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
The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2014. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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
The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.  Inherent credit risk and qualitative reserve factors are inherently subjective and are driven by the repayment risk associated with each class of loans described below.

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

Goodwill - Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2014 and 2013 represents the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2014, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Intangible Assets - The intangible assets at December 31, 2014 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008, and the 2013 acquisition of Visalia Community Bank.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven - ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2014 and determined no impairment was necessary.

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

Earnings Per Common Share - Basic earnings per common share (EPS), which excludes dilution, is computed by dividing income available to common shareholders (net income after deducting dividends, if any, on preferred stock and accretion of discount) by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or warrants, result in the issuance of common stock which shares in the earnings of the Company.  All data with respect to computing earnings per share is retroactively adjusted to reflect stock dividends and splits and the treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

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
The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2014, 2013, and 2012 were $7,000, $17,000, and $26,000, respectively.

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

2. ACQUISITION OF VISALIA COMMUNITY BANK

Effective July 1, 2013, the Company acquired Visalia Community Bank, headquartered in Visalia, California, wherein Visalia Community Bank, with three branches in Visalia and one branch in Exeter, merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. Visalia Community Bank’s assets (unaudited) as of July 1, 2013 totaled approximately $197.621 million. The acquired assets and liabilities were recorded at fair value at the date of acquisition.
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
In accordance with GAAP guidance for business combinations, the Company recorded $6.34 million of goodwill and $1.4 million of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes purchase accounting adjustments, including goodwill are all non-taxable and/or non-deductible.
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

Pro Forma Results of Operations

The accompanying consolidated financial statements include the accounts of Visalia Community Bank since July 1, 2013. The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2012 after giving effect to certain adjustments. The pro forma results of operations for the years ended December 31, 2013 and 2012 include the historical accounts of the Company and Visalia Community Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2012. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012
Net interest income	$36,773	$36,964
Provision for credit losses	298	1,534
Non-interest income	8,576	9,394
Non-interest expense	36,917	35,531
Income before provision for income taxes	8,134	9,293
Provision for income taxes	783	1,625
Net income	$7,351	$7,668
Preferred stock dividends and accretion	350	350
Net income available to common shareholders	$7,001	$7,318
Basic earnings per common share	$0.68	$0.67
Diluted earnings per common share	$0.68	$0.68

3.	FAIR VALUE MEASUREMENTS

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$21,316	$21,316	$—	$—	$21,316
Interest-earning deposits in other banks	55,646	55,646	—	—	55,646
Federal funds sold	366	366	—	—	366
Available-for-sale investment securities	432,535	7,585	424,950	—	432,535
Held-to-maturity investment securities	31,964	—	35,096	—	35,096
Loans, net	564,280	—	—	564,667	564,667
Federal Home Loan Bank stock	4,791	N/A	N/A	N/A	N/A
Accrued interest receivable	5,793	25	3,212	2,556	5,793
Financial liabilities:
Deposits	1,039,152	885,704	153,475	—	1,039,179
Junior subordinated deferrable interest debentures	5,155	—	—	3,119	3,119
Accrued interest payable	114	—	90	24	114

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,878	$25,878	$—	$—	$25,878
Interest-earning deposits in other banks	85,956	85,956	—	—	85,956
Federal funds sold	218	218	—	—	218
Available-for-sale investment securities	443,224	7,514	435,710	—	443,224
Loans, net	503,149	—	—	507,361	507,361
Federal Home Loan Bank stock	4,499	N/A	N/A	N/A	N/A
Accrued interest receivable	5,026	21	2,976	2,029	5,026
Financial liabilities:
Deposits	1,004,143	834,864	169,065	—	1,003,929
Junior subordinated deferrable interest debentures	5,155	—	—	2,750	2,750
Accrued interest payable	129	—	105	24	129

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

e) Other real estate owned — OREO is measured at fair value less estimated costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. The Company records OREO as non-recurring with level 3 measurement inputs.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$33,090	$—	$33,090	$—
Obligations of states and political subdivisions	149,295	—	149,295	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,872	—	237,872	—
Private label residential mortgage backed securities	4,693	—	4,693	—
Other equity securities	7,585	7,585	—	—
Total assets measured at fair value on a recurring basis	$432,535	$7,585	$424,950	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2014, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2014. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2014.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$7,019	$—	$—	$7,019
Total commercial	7,019	—	—	7,019
Consumer:
Equity loans and lines of credit	777	$—	—	777
Total consumer	777	—	—	777
Total impaired loans	7,796	—	—	7,796
Total assets measured at fair value on a non-recurring basis	$7,796	$—	$—	$7,796

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31,2014.

Description	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Commercial and industrial	$7,019	Sales comparison	Appraiser adjustments on sales comparable data	0.00%-6.00%
		Management estimates	Management adjustments for depreciation in values depending on property types	8.00%-25.00%
Equity loans and lines of credit	$777	Sales comparison	Appraiser adjustments on sales comparable data	0.00%-3.50%
		Management estimates	Management adjustments for depreciation in values depending on property types	11.00%

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2014.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $8,239,000 with a valuation allowance of $443,000 at December 31, 2014, down to their fair value of $7,796,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
During the year ended December 31, 2014 and December 31, 2013, there was $3,921,000 and $0 provision for credit losses related to loans carried at fair value . During the year ended December 31, 2014 there was $$3,539,000 net charge-offs related to loans carried at fair value compared to no charge-offs at December 31, 2013.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2014.

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Consumer:
Equity loans and lines of credit	$133	$—	$—	$133
Total consumer	133	—	—	133
Total impaired loans	133	—	—	133
Total assets measured at fair value on a non-recurring basis	$133	$—	$—	$133

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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $194,000 with a valuation allowance of $61,000 at December 31, 2013, down to their fair value of $133,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2013.

4.	INVESTMENT SECURITIES

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $8,896,000 at December 31, 2014 compared to an unrealized loss of $3,884,000 at December 31, 2013. The unrealized gain or loss recorded is net of $3,661,000 in tax liabilities and $1,598,000 in tax benefits as accumulated other comprehensive income within shareholders’ equity at December 31, 2014 and 2013, respectively. The Company did not have any held-to-maturity securities during the year ended December 31, 2013.
The following two tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$33,088	$245	$(243)	$33,090
Obligations of states and political subdivisions	143,343	6,266	(314)	149,295
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	236,629	2,033	(790)	237,872
Private label residential mortgage backed securities	3,079	1,614	—	4,693
Other equity securities	7,500	85	—	7,585
	$423,639	$10,243	$(1,347)	$432,535

	December 31, 2014
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$31,964	$3,138	$(6)	$35,096

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$18,172	$115	$(84)	$18,203
Obligations of states and political subdivisions	162,018	2,906	(6,517)	158,407
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	254,978	1,075	(2,344)	253,709
Private label residential mortgage backed securities	4,344	1,047	—	5,391
Other equity securities	7,596	2	(84)	7,514
`	$447,108	$5,145	$(9,029)	$443,224

During 2014, the Company transferred from available-for-sale to held-to-maturity selected municipal securities having a book value of $31,346,000, and a market value of $31,509,000, including a net unrealized gain of $163,000. During 2014, accretion of this unrealized gain totaling $21,000 was recorded as interest income and the remaining balance of unamortized unrealized gains of $142,000 is included as a component of accumulated other comprehensive income in shareholders’ equity.

Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2014, 2013, and 2012 are shown below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Available-for-Sale Securities
Proceeds from sales or calls	$79,757	$88,146	$39,119
Gross realized gains from sales or calls	$1,754	$2,728	$2,121
Gross realized losses from sales or calls	$(850)	$(1,463)	$(482)

The provision for income taxes includes $372,000, $521,000, and $674,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2014, 2013, and 2012, respectively.
Investment securities with unrealized losses at December 31, 2014 and 2013 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$10,950	$(193)	$1,737	$(50)	$12,687	$(243)
Obligations of states and political subdivisions	16,776	(89)	15,290	(225)	32,066	(314)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	52,905	(420)	31,000	(370)	83,905	(790)
	$80,631	$(702)	$48,027	$(645)	$128,658	$(1,347)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$1,067	$(6)	$—	$—	$1,067	$(6)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$4,132	$(75)	$968	$(9)	$5,100	$(84)
Obligations of states and political subdivisions	89,556	(5,007)	15,015	(1,510)	104,571	(6,517)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	148,853	(2,070)	19,199	(274)	168,052	(2,344)
Other equity securities	7,416	(84)	—	—	7,416	(84)
	$249,957	$(7,236)	$35,182	$(1,793)	$285,139	$(9,029)

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
As of December 31, 2014, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2014, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2014 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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

U.S. Government Agencies - At December 31, 2014, the Company held 10 U.S. Government agency securities of which two were in a loss position for less than 12 months and one was in a loss position and has been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. Government Agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Obligations of States and Political Subdivisions - At December 31, 2014, the Company held 148 obligations of states and political subdivision securities of which eight were in a loss position for less than 12 months and 10 were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2014, the Company held 203 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 32 were in a loss position for less than 12 months and 15 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Private Label Residential Mortgage Backed Securities - At December 31, 2014, the Company had a total of 20 PLRMBS with a remaining principal balance of $3,079,000 and a gross and net unrealized gain of approximately $1,614,000.  None of these securities had an unrealized loss at December 31, 2014.  10 of these PLRMBS with a remaining principal balance of $2,614,000 had credit ratings below investment grade. The Company continues to perform extensive analyses on these securities.

The following table provides a roll forward for the years ended December 31, 2014 and 2013 of investment securities credit losses recorded in earnings (in thousands). The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	Years ended December 31,
	2014	2013
Beginning balance of credit losses recognized	$800	783
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	17
Change in value attributable to other factors	(53)	—
Ending balance of credit losses recognized	$747	$800

The amortized cost and estimated fair value of investment securities at December 31, 2014 and 2013 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	2,904	3,167
After five years through ten years	17,592	18,457
After ten years	122,847	127,671
	143,343	149,295
Investment securities not due at a single maturity date:
U.S. Government agencies	33,088	33,090
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	236,629	237,872
Private label residential mortgage backed securities	3,079	4,693
Other equity securities	7,500	7,585
	$423,639	$432,535

	December 31, 2014
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
After ten years	31,964	35,096

     Investment securities with amortized costs totaling $96,490,000 and $98,701,000 and fair values totaling $100,747,000 and $99,209,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2014 and 2013, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2014	% of Total loans	December 31, 2013	% of Total loans
Commercial:
Commercial and industrial	$89,007	15.5%	$87,082	17.0%
Agricultural land and production	39,140	6.8%	31,649	6.1%
Total commercial	128,147	22.3%	118,731	23.1%
Real estate:
Owner occupied	176,804	30.9%	156,781	30.6%
Real estate construction and other land loans	38,923	6.8%	42,329	8.3%
Commercial real estate	106,788	18.7%	86,117	16.8%
Agricultural real estate	57,501	10.0%	44,164	8.6%
Other real estate	6,611	1.2%	4,548	0.9%
Total real estate	386,627	67.6%	333,939	65.2%
Consumer:
Equity loans and lines of credit	47,575	8.3%	48,594	9.5%
Consumer and installment	10,093	1.8%	11,252	2.2%
Total consumer	57,668	10.1%	59,846	11.7%
Net deferred origination costs (fees)	146		(159)
Total gross loans	572,588	100.0%	512,357	100.0%
Allowance for credit losses	(8,308)		(9,208)
Total loans	$564,280		$503,149

The table above includes loans acquired at fair value on July 1, 2013 with outstanding balances of $77,882,000 and $99,948,000 as of December 31, 2014 and 2013, respectively.
At December 31, 2014 and 2013, loans originated under Small Business Administration (SBA) programs totaling $8,782,000 and $7,345,000, respectively, were included in the real estate and commercial categories. Approximately $183,036,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $290,851,000 as of December 31, 2014. FHLB advances are secured by investment securities with amortized costs totaling $1,256,000 and $3,985,000 and market values totaling $1,364,000 and $4,084,000 at December 31, 2014 and 2013, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $1,657,000, $1,373,000, and $754,000 have been deferred as loan origination costs for the years ended December 31, 2014, 2013, and 2012, respectively.

Purchased Credit Impaired Loans

At December 31, 2013, the Company had loans that were acquired in an acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. There were no such loans outstanding at December 31, 2014.
These purchased credit impaired (PCI) loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the Company’s allowance for credit losses. The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

The carrying amount of PCI loans is included in the balance sheet amounts of loans receivable at December 31, 2014 and 2013. The amounts of PCI loans at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Real estate	$—	$2,465
Outstanding balance	$—	$2,465
Carrying amount, net of allowance of $0	$—	$2,465

Accretable yield, or income expected to be collected for the year ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Balance at beginning of year	$94	$—	$—
New loans acquired	—	105	—
Accretion of income	(907)	(124)	—
Reclassification from non-accretable difference	813	113	—
Disposals	—	—	—
Balance at end of year	$—	$94	$—

Loans acquired during each period or year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	December 31,
	2014	2013
Contractually required payments receivable on PCI loans at acquisition:
Real estate	$—	$6,912
Total	$—	$6,912
Cash flows expected to be collected at acquisition	$—	$2,681
Fair value of acquired loans at acquisition	$—	$2,576

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows (in thousands):

	December 31,
	2014	2013
Loans acquired during the year	$—	$1,324
Loans at the end of the year	$—	$1,324

The allowance for credit losses (the “allowance”) is a valuation allowance for probable incurred credit losses in the Company’s loan portfolio. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged-off credits is recorded as a recovery to the allowance. The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for probable incurred losses related to loans that are not impaired.
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the

Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$9,208	$10,133	$11,396
Provision charged to operations	7,985	—	700
Losses charged to allowance	(9,834)	(1,446)	(2,850)
Recoveries	949	521	887
Balance, end of year	$8,308	$9,208	$10,133

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2014 and 2013 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2014	$2,444	$5,174	$1,168	$422	$9,208
Provision charged to operations	9,660	(1,447)	152	(380)	7,985
Losses charged to allowance	(9,145)	(183)	(506)	—	(9,834)
Recoveries	171	514	264	—	949
Ending balance, December 31, 2014	$3,130	$4,058	$1,078	$42	$8,308

Allowance for credit losses:
Beginning balance, January 1, 2013	$2,676	$5,877	$1,541	$39	$10,133
Provision charged to operations	166	(434)	(115)	383	—
Losses charged to allowance	(713)	(285)	(448)	—	(1,446)
Recoveries	315	16	190	—	521
Ending balance, December 31, 2013	$2,444	$5,174	$1,168	$422	$9,208

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2014 and December 31, 2013 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2014	$3,130	$4,058	$1,078	$42	$8,308
Ending balance: individually evaluated for impairment	$230	$162	$220	$—	$612
Ending balance: collectively evaluated for impairment	$2,900	$3,896	$858	$42	$7,696

Ending balance, December 31, 2013	$2,444	$5,174	$1,168	$422	$9,208
Ending balance: individually evaluated for impairment	$469	$465	$73	$—	$1,007
Ending balance: collectively evaluated for impairment	$1,975	$4,709	$1,095	$422	$8,201

The table above excludes the recorded investment in loans acquired with deteriorated quality of $2,465,000 with no allowance at December 31, 2013. There are no such loans at December 31, 2014.

The following table shows the ending balances of loans as of December 31, 2014 and December 31, 2013 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2014	$128,147	$386,627	$57,668	$572,442
Ending balance: individually evaluated for impairment	$7,268	$8,512	$3,046	$18,826
Ending balance: collectively evaluated for impairment	$120,879	$378,115	$54,622	$553,616

Loans:
Ending balance, December 31, 2013	$118,731	$333,939	$59,846	$512,516
Ending balance: individually evaluated for impairment	$1,527	$9,540	$2,290	$13,357
Ending balance: collectively evaluated for impairment	$117,204	$324,399	$57,556	$499,159

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$78,333	$2,345	$8,329	$—	$89,007
Agricultural land and production	39,140	—	—	—	39,140
Real Estate:
Owner occupied	170,568	2,778	3,458	—	176,804
Real estate construction and other land loans	32,114	1,130	5,679	—	38,923
Commercial real estate	95,831	215	10,742	—	106,788
Agricultural real estate	55,018	2,123	360	—	57,501
Other real estate	6,611	—	—	—	6,611
Consumer:
Equity loans and lines of credit	42,334	72	5,169	—	47,575
Consumer and installment	10,072	—	21	—	10,093
Total	$530,021	$8,663	$33,758	$—	$572,442

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$81,732	$2,244	$3,106	$—	$87,082
Agricultural land and production	31,649	—	—	—	31,649
Real Estate:
Owner occupied	144,082	5,229	7,470	—	156,781
Real estate construction and other land loans	31,776	3,959	6,594	—	42,329
Commercial real estate	77,589	3,718	4,810	—	86,117
Agricultural real estate	42,151	2,013	—	—	44,164
Other real estate	4,548	—	—	—	4,548
Consumer:
Equity loans and lines of credit	41,999	2,400	4,195	—	48,594
Consumer and installment	10,946	46	260	—	11,252
Total	$466,472	$19,609	$26,435	$—	$512,516

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$172	$88	$—	$260	$88,747	$89,007	$—	$7,265
Agricultural land and production	—	—	—	—	39,140	39,140	—	—
Real estate:	—				—	—
Owner occupied	164	—	249	413	176,391	176,804	—	1,363
Real estate construction and other land loans	547	—	—	547	38,376	38,923	—	547
Commercial real estate	—	—	—	—	106,788	106,788	—	1,468
Agricultural real estate	—	—	—	—	57,501	57,501	—	360
Other real estate	—	—	—	—	6,611	6,611	—	—
Consumer:					—	—
Equity loans and lines of credit	—	—	227	227	47,348	47,575	—	3,030
Consumer and installment	30	—	—	30	10,063	10,093	—	19
Total	$913	$88	$476	$1,477	$570,965	$572,442	$—	$14,052

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2013 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$274	$236	$—	$510	$86,572	$87,082	$—	$1,527
Agricultural land and production	—	—	—	—	31,649	31,649	—	—
Real estate:	—					—
Owner occupied	1,272	134	418	1,824	154,957	156,781	—	2,161
Real estate construction and other land loans	—	—	—	—	42,329	42,329	—	1,450
Commercial real estate	—	—	—	—	86,117	86,117	—	158
Agricultural real estate	—	—	—	—	44,164	44,164	—	—
Other real estate	—	—	—	—	4,548	4,548	—	—
Consumer:						—
Equity loans and lines of credit	10	147	252	409	48,185	48,594	—	2,286
Consumer and installment	86	—	—	86	11,166	11,252	—	4
Total	$1,642	$517	$670	$2,829	$509,687	$512,516	$—	$7,586

The following table shows information related to impaired loans by class at December 31, 2014 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,440	$9,991	$—
Agricultural land and production	—	1,722	—
Total commercial	6,440	11,713	—
Real estate:
Owner occupied	1,188	1,255	—
Real estate construction and other land loans	547	799	—
Commercial real estate	1,794	1,794	—
Agricultural real estate	360	360	—
Other real estate	—	—	—
Total real estate	3,889	4,208	—
Consumer:
Equity loans and lines of credit	2,019	2,707	—
Consumer and installment	—	—	—
Total consumer	2,019	2,707	—
Total with no related allowance recorded	12,348	18,628	—

With an allowance recorded:
Commercial:
Commercial and industrial	828	835	230
Agricultural land and production	—	—	—
Total commercial	828	835	230
Real estate:
Owner occupied	199	219	30
Real estate construction and other land loans	3,542	3,542	72
Commercial real estate	882	1,022	60
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	4,623	4,783	162
Consumer:
Equity loans and lines of credit	1,008	1,026	217
Consumer and installment	19	21	3
Total consumer	1,027	1,047	220
Total with an allowance recorded	6,478	6,665	612
Total	$18,826	$25,293	$612

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$350	$385	$—
Agricultural land and production	—	—	—
Total commercial	350	385	—
Real estate:
Owner occupied	3,160	4,159	—
Real estate construction and other land loans	1,449	2,136	—
Commercial real estate	502	891	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	5,111	7,186	—
Consumer:
Equity loans and lines of credit	2,029	2,826	—
Consumer and installment	4	5	—
Total consumer	2,033	2,831	—
Total with no related allowance recorded	7,494	10,402	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,177	1,222	469
Agricultural land and production	—	—	—
Total commercial	1,177	1,222	469
Real estate:
Owner occupied	385	425	3
Real estate construction and other land loans	4,044	4,044	462
Commercial real estate	—	—	—
Agricultural real estate	—	—	—
Other real estate	—	—	—
Total real estate	4,429	4,469	465
Consumer:
Equity loans and lines of credit	257	264	73
Consumer and installment	—	—	—
Total consumer	257	264	73
Total with an allowance recorded	5,863	5,955	1,007
Total	$13,357	$16,357	$1,007

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$638	$—	$329	$—	$952	$—
Total commercial	638	—	329	—	952	—
Real estate:
Owner occupied	2,063	2	2,321	—	1,053	—
Real estate construction and other land loans	1,276	24	2,342	—	4,933	—
Commercial real estate	574	—	279	—	301	—
Agricultural real estate	28	—	—	—	—	—
Total real estate	3,941	26	4,942	—	6,287	—
Consumer:
Equity loans and lines of credit	1,826	—	1,998	—	1,561	—
Consumer and installment	8	—	9	—	6	—
Total consumer	1,834	—	2,007	—	1,567	—
Total with no related allowance recorded	6,413	26	7,278	—	8,806	—
	—
With an allowance recorded:	—
Commercial:	1,624,000	178,000	721,000	—	721,000	—
Commercial and industrial	423	—	1,309	111	1,581	226
Total commercial	423	—	1,309	111	1,581	226
Real estate:		—		—		—
Owner occupied	264	—	997	86	633	—
Real estate construction and other land loans	3,782	267	4,295	329	6,490	375
Commercial real estate	214	55	—	47	145	—
Total real estate	4,260	322	5,292	462	7,268	375
Consumer:
Equity loans and lines of credit	303	—	489	—	600	—
Consumer and installment	27	—	—	—	37	—
Total consumer	330	—	489	—	637	—
Total with an allowance recorded	5,013	322	7,090	573	9,486	601
Total	$11,426	$348	$14,368	$573	$18,292	$601

Foregone interest on nonaccrual loans totaled $716,000, $661,000, and $693,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2014 and 2013, the Company has a recorded investment in troubled debt restructurings of $6,600,000 and, $10,366,000, respectively. The Company has allocated $132,000 and $946,000 of specific reserves for those loans at December 31, 2014 and 2013, respectively. The Company has committed to lend no additional amounts as of December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.
For the years ended December 31, 2014 and 2013 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2014 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$25	$—	$25	$25
Consumer:
Equity loans and line of credit	1	7	—	7	4
Total	2	$32	$—	$32	$29

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2013 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Real Estate:
Commercial real estate	1	$620	$—	$620	$344

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There was no defaults on troubled debt restructurings within twelve months following the modification during the year ended December 31, 2014. There was no default on troubled debt restructurings within twelve months following the modification during the year ended December 31, 2013.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$1,131	$1,131
Buildings and improvements	6,545	6,982
Furniture, fixtures and equipment	9,943	8,875
Leasehold improvements	4,055	4,091
	21,674	21,079
Less accumulated depreciation and amortization	(11,725)	(10,538)
	$9,949	$10,541

Depreciation and amortization included in occupancy and equipment expense totaled $1,355,000, $1,133,000 and $972,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

7.	OTHER REAL ESTATE OWNED

The Company had no other real estate owned (OREO) at December 31, 2014 as compared to $190,000 at December 31, 2013. The table below provides a summary of the change in other real estate owned (OREO) balances for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Balance, beginning of year	$190	$—
Additions	235	453
Dispositions	(488)	(263)
Write-downs	—	—
Net gain on dispositions	63	—
Balance, end of year	$—	$190

As of December 31, 2014 the Bank had no OREO properties. In 2014, the Bank foreclosed on one property collateralized by real estate. Proceeds from OREO sales totaled $488,000 during 2014. The Company realized $63,000 in net gains from the sale of all properties.
As of December 31, 2013 the Bank had $190,000 OREO properties. In 2013, the Bank foreclosed on one property collateralized by real estate. During the year ended December 31, 2013, the Bank acquired two properties through the Visalia Community Bank acquisition which were subsequently sold by year end 2013.

8.  GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	2014	2013	2012
Beginning of year	$29,917	$23,577	$23,577
Acquired goodwill	—	6,340	—
Impairment	—	—	—
End of year	$29,917	$29,917	$23,577

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2014 and 2013 was $29,917,000. Total goodwill at December 31, 2014 consisted of $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2014, so goodwill was not required to be retested.
     The intangible assets at December 31, 2014 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven to ten years from the date of acquisition. At December 31, 2014, the weighted average remaining amortization period is five years.  The carrying value of intangible assets at December 31, 2014 was $1,344,000, net of $1,421,000 in accumulated amortization expense.  The carrying value at December 31, 2013 was $1,680,000, net of $1,085,000 in accumulated amortization expense.

Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2014 and determined no impairment was necessary. Amortization expense recognized was $337,000 for 2014, $268,000 for 2013, and $200,000 for 2012.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2015	$320
2016	137
2017	137
2018	137
2019	137
Thereafter	476
Total	$1,344

9.	DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2014	2013
Savings	$71,381	$61,918
Money market	228,268	234,515
NOW accounts	209,781	182,364
Time, $250,000 or more	45,792	52,598
Time, under $250,000	107,528	116,356
	$662,750	$647,751

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2015	$125,999
2016	8,586
2017	12,265
2018	4,352
2019	1,760
Thereafter	358
$153,320

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Savings	$32	$40	$32
Money market	174	229	392
NOW accounts	209	251	270
Time certificates of deposit	645	750	936
	$1,060	$1,270	$1,630

10.	BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2014 and 2013, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.

Approximately $183,036,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $290,851,000 as of December 31, 2014. FHLB advances are also secured by investment securities with amortized costs totaling $1,256,000 and $3,985,000 and market values totaling $1,364,000 and $4,084,000 at December 31, 2014 and 2013, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of December 31, 2014 and 2013, the Company had no Federal funds purchased.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2014 and $40,000,000 at December 31, 2013, at interest rates which vary with market conditions.  The Bank also had a line of credit in the amount of $2,441,000 and $51,000 with the Federal Reserve Bank of San Francisco at December 31, 2014 and 2013, respectively which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $2,729,000 and $48,000 and market values totaling $2,757,000 and $52,000, respectively.  At December 31, 2014 and 2013, the Bank had no outstanding short-term borrowings under these lines of credit.

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2014, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2014, the rate was 1.83%.  Interest expense recognized by the Company for the years ended December 31, 2014, 2013, and 2012 was $96,000, $98,000 and $107,000, respectively.

12.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2014, 2013, and 2012 consisted of the following (in thousands):

	Federal	State	Total
2014
Current	$(125)	$(37)	$(162)
Deferred	(397)	(11)	(408)
Benefit from income taxes	$(522)	$(48)	$(570)
2013
Current	$2,217	$(445)	$1,772
Deferred	(645)	220	(425)
Provision for (benefit from) income taxes	$1,572	$(225)	$1,347
2012
Current	$1,196	$49	$1,245
Deferred	249	191	440
Provision for income taxes	$1,445	$240	$1,685

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Based on management’s analysis as of December 31, 2014 and 2013, the Company established a deferred tax valuation allowance in the amount of $20,000 and $108,000, respectively, for California capital loss carryforwards.

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for credit losses	$3,188	$3,492
Deferred compensation	4,979	5,102
Unrealized loss on available-for-sale investment securities	—	1,598
Net operating loss carryovers	698	206
Bank premises and equipment	186	264
Mark to market adjustment	98	154
Other deferred	511	601
Other than temporary impairment	267	289
Loan and investment impairment	887	1,914
State Enterprise Zone credit carry-forward	1,444	981
State capital loss carry-forward	20	108
Alternative minimum tax credit	3,338	2,238
Partnership income	70	70
State taxes	1	32
Other	—	—
Total deferred tax assets	15,687	17,049
Valuation allowance	(20)	(108)
Net deferred tax asset after valuation allowance	15,667	16,941
Deferred tax liabilities:
Finance leases	(1,871)	(1,963)
Unrealized gain on available-for-sale investment securities	(3,661)	—
Core deposit intangible	(553)	(692)
FHLB stock	(319)	(319)
Loan origination costs	(553)	(406)
Total deferred tax liabilities	(6,957)	(3,380)
Net deferred tax assets	$8,710	$13,561
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2014, 2013, and 2012 consisted of the following:

	2014	2013	2012
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	(0.7)%	0.4%	2.8%
Tax exempt investment security income, net	(42.2)%	(20.5)%	(16.7)%
Bank owned life insurance, net	(3.9)%	(1.8)%	(1.4)%
Solar credits	(2.4)%	(1.4)%	(1.4)%
Change in uncertain tax positions	—%	(1.4)%	0.5%
Change in prior year estimates	0.1%	1.4%	—%
Other	3.1%	3.4%	0.5%
Effective tax rate	(12.0)%	14.1%	18.3%

At December 31, 2014, the Company had Federal net operating loss (“NOL”) carry-forwards of approximately $1,694,000. The Federal NOL will begin to expire in 2034. At December 31, 2014, the Company had a Federal Alternative Minimum Tax credit of approximately $3,338,000 which does not expire, and a California NOL of $1,712,000, from prior business combinations that is subject to Internal Revenue Code (IRC) Sec. 382 annual limitations.  The California NOL will begin to expire in 2029. The Company had Enterprise Zone Credits of approximately $2,188,000 which begin expiring in 2023. In addition, the Company had a California capital loss carry-forward of $282,000 which will expire at the end of 2015. Management expects to fully utilize the value of all carry-forward amounts with the exception of the California capital loss. Management has established a valuation allowance for this carry-forward as of December 31, 2014.
The Company and its Subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California. At December 31, 2014, the Company had one state income tax examination in process by the California Franchise Tax Board for the years ended December 31, 2011 and 2012. The outcome of the examination is not settled. There are no pending U.S. federal or local income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2011 and by the state and local taxing authorities for the years ended before December 31, 2010.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013
Balance, beginning of year	$180	$316
Additions based on tax positions related to the current year	—	55
Reductions for tax positions of prior years	—	(191)
Balance, end of year	$180	$180

This represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
During the years ended December 31, 2014, 2013, and 2012, the Company did not recognize any interest or penalties related to uncertain tax positions.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $2,391,000, $2,123,000 and $1,947,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2015	$2,507
2016	1,836
2017	1,589
2018	1,395
2019	1,003
Thereafter	2,923
$11,253

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The Bank had no reserve balances required at December 31, 2014.

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $20,926,000 at December 31, 2014.

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

The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2014	2013
Commitments to extend credit	$212,501	$191,072
Standby letters of credit	$1,630	$1,595

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2014 and 2013.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2014, commercial loan commitments represent 62% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 27% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 11% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2014 and 2013, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $165,000 and $141,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.

Concentrations of Credit Risk - At December 31, 2014, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 98.2% of total loans of which 22.3% were commercial and 75.9% were real-estate-related.
At December 31, 2013, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.8% of total loans of which 23.1% were commercial and 74.7% were real-estate-related.
Management believes the loans within these concentrations have no more than the typical risks of collectability.  However, in light of the current economic environment, additional declines in the performance of the economy in general, or a continued decline in real estate values or drought-related decline in agricultural business in the Company’s primary market area could have an adverse impact on collectability, increase the level of real-estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

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
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2014 and 2013.  There are no conditions or events since those notifications that management believes have changed those categories.

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$95,936	8.36%	$88,320	8.14%
Minimum regulatory requirement	$45,894	4.00%	$43,394	4.00%
Central Valley Community Bank	$95,298	8.31%	$87,674	8.09%
Minimum requirement for “Well-Capitalized” institution	$57,341	5.00%	$54,218	5.00%
Minimum regulatory requirement	$45,873	4.00%	$43,375	4.00%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$95,936	13.67%	$88,320	13.88%
Minimum regulatory requirement	$28,075	4.00%	$25,454	4.00%
Central Valley Community Bank	$95,298	13.59%	$87,674	13.79%
Minimum requirement for “Well-Capitalized” institution	$42,080	6.00%	$38,151	6.00%
Minimum regulatory requirement	$28,053	4.00%	$25,434	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$104,447	14.88%	$96,292	15.13%
Minimum regulatory requirement	$56,150	8.00%	$50,908	8.00%
Central Valley Community Bank	$103,809	14.80%	$95,639	15.04%
Minimum requirement for “Well-Capitalized” institution	$70,133	10.00%	$63,585	10.00%
Minimum regulatory requirement	$56,106	8.00%	$50,868	8.00%

Dividends - During 2014, the Bank declared and paid cash dividends to the Company in the amount of $2,350,000 in connection with cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. The Company declared and paid a total of $2,190,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2014.
During 2013, the Bank declared and paid cash dividends to the Company in the amount of $18,000,000, connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $2,048,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2013.
During 2012, the Bank declared and paid cash dividends to the Company in the amount of $3,000,000, in connection with stock repurchase agreements and cash dividends approved by the Company's Board of Directors. On October 17, 2012, the Company declared a $480,000 or $0.05 per common share cash dividend to shareholders of record at the close of business on November 15, 2012 which was paid on November 30, 2012.
The Company’s primary source of income with which to pay cash dividends are dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2014, no amounts of the Bank’s retained earnings were free of these restrictions.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2014	2013	2012
Basic Earnings Per Common Share:
Net income	$5,294	$8,250	$7,520
Less: Preferred stock dividends and accretion	—	(350)	(350)
Income available to common shareholders	$5,294	$7,900	$7,170
Weighted average shares outstanding	10,919,235	10,245,448	9,587,784
Net income per common share	$0.48	$0.77	$0.75
Diluted Earnings Per Common Share:
Net income	$5,294	$8,250	$7,520
Less: Preferred stock dividends and accretion	—	(350)	(350)
Income available to common shareholders	$5,294	$7,900	$7,170
Weighted average shares outstanding	10,919,235	10,245,448	9,587,784
Effect of dilutive stock options and warrants	80,703	62,592	28,629
Weighted average shares of common stock and common stock equivalents	10,999,938	10,308,040	9,616,413
Net income per diluted common share	$0.48	$0.77	$0.75

Outstanding options, restricted stock, and warrants of 170,585, 202,355, and 352,319 were not factored into the calculation of dilutive stock options at December 31, 2014, 2013, and 2012, respectively, because they were anti-dilutive.

15.	SHARED-BASED COMPENSATION

On December 31, 2014, the Company had two share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 198,830 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements. The plan expired on November 15, 2010. Outstanding options under this plan are exercisable until their expiration, however, no new options will be granted under this plan. The plan required that the option price may not be less than the fair market value of the stock at the date the option was granted, and that the option price must be paid in full at the time it is exercised. The options under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant. The vesting period was determined by the Board of Directors and was generally over 5 years.
In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than 10 years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. The maximum number of shares that can be issued with respect to all awards under the plan is 476,000. Currently under the 2005 Plan, there are 226,380 shares reserved for issuance for options and restricted common stock awards already granted to employees and 241,760 remain reserved for future grants as of December 31, 2014. The 2005 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.
For the years ended December 31, 2014, 2013, and 2012, the compensation cost recognized for share based compensation was $173,000, $98,000, and $108,000, respectively. The recognized tax benefit for share based compensation expense was $12,000, $28,000, and $16,000 for 2014, 2013, and 2012, respectively.

Stock Option Plan - The Company bases the fair value of the options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term and level of estimated forfeitures of the Company’s options are based on the Company’s own historical experience.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2014 and 2013 from any of the Company’s stock based compensation plans. In 2012, options to purchase 92,150 shares of common stock were granted from the 2005 Plan at exercise prices between $8.02 and $8.75. All options were granted with an exercise price equal to the market value on the grant date.
The fair value of each option is estimated on the date of grant using the following assumptions:

2012
Dividend yield	0.00%
Expected volatility	42%
Risk-free interest rate	0.71%
Expected option term	6.5 years

A summary of the combined activity of the Plans for the year ended December 31, 2014 follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	380,430	$8.83
Options exercised	(8,910)	$6.22
Options forfeited	(3,160)	$8.81
Options outstanding at December 31, 2014	368,360	$8.89	3.68	$1,081
Options vested or expected to vest at December 31, 2014	364,495	$8.91	3.65	$1,067
Options exercisable at December 31, 2014	302,780	$9.19	2.90	$848

Information related to the stock option plan during each year follows (in thousands, except per share amounts):

	2014	2013	2012
Weighted-average per share grant-date fair value of options granted	$—	$—	$3.40
Intrinsic value of options exercised	$45	$82	$93
Cash received from options exercised	$55	$789	$385
Excess tax benefit realized for option exercises	$7	$17	$26

As of December 31, 2014, there was $169,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans. The cost is expected to be recognized over a weighted average period of 2.36 years. The total fair value of options vested was $99,000 and $102,000 for the years ended December 31, 2014 and 2013, respectively.

Restricted Common Stock Awards - The 2005 Plan provides for the issuance of shares to directors and officers. Restricted common stock grants typically vest over a five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.
The following table summarizes restricted stock activity for the year ended December 31, 2014 as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2014	—	$—
Granted	57,330	$12.68
Vested	—	$—
Forfeited	(480)	$12.95
Nonvested outstanding shares at December 31, 2014	56,850	$12.68

    During the year ended December 31, 2014, 57,330 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a weighted average fair value of $12.68 per share on the date of grant. These restricted common stock awards vest 20% after Year 1. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of December 31, 2014, there were 56,850 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $82,000 for the year ended December 31, 2014. None was charged to income for the year ended December 31, 2013.
As of December 31, 2014, there was $640,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 4.48 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $630,000 at December 31, 2014.

16.	EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  There was no contribution by the Bank to the profit sharing plan in 2014. The Bank contributed $225,000 and $210,000 to the profit sharing plan in 2013 and 2012, respectively.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2014, 2013, and 2012, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2014, 2013, and 2012, the Bank made matching contributions totaling $499,000, $382,000, and $388,000, respectively.

Deferred Compensation Plan - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.92% at December 31, 2014).  At December 31, 2014 and 2013, the total net deferrals included in accrued interest payable and other liabilities were $3,154,000 and $2,976,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,519,000 and $3,416,000 and at December 31, 2014 and 2013, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2014, 2013, and 2012, was $103,000, $108,000, and $103,000, respectively.

Salary Continuation Plans - The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 15 years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2014, 2013, and 2012, totaled $537,000, $581,000, and $658,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $5,283,000 and $4,834,000 at December 31, 2014 and 2013, respectively.
In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $5,870,000 and $4,804,000 at December 31, 2014 and 2013, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2014, 2013, and 2012 totaled $166,000, $145,000, and $150,000, respectively.
In connection with the acquisition of Service 1st Bank, the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st.  The liability relates to change in control benefits associated with Service 1st’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2014 and 2013, the total amount of the liability was $1,965,000 and $1,907,000, respectively.  Expense recognized by the Bank in 2014, 2013 and 2012 associated with these plans was $153,000, $194,000, and $184,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $4,456,000, and $4,326,000 at December 31, 2014 and 2013, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2014, 2013, and 2012, was $130,000, $130,000, and $150,000, respectively.
In connection with the acquisition of Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of VCB.  The liability relates to change in control benefits associated with VCB’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2014 and 2013, the total amount of the liability was $933,000 and,863,000 respectively.  Expense recognized by the Company in 2014 and 2013 associated with these plans was $80,000 and $8,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $7,112,000 and $6,897,000 at December 31, 2014 and 2013, respectively. Income recognized on these policies, net of related expenses, for the years ended December 31, 2014 and 2013 was $215,000 and $111,000, respectively.
The current annual tax-free interest rate on all life insurance policies is 4.01%.

17.	LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related party borrowers (in thousands):

Balance, January 1, 2014	$807
Disbursements	338
Amounts repaid	(362)
Balance, December 31, 2014	$783

Undisbursed commitments to related parties, December 31, 2014	$946

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2014 and 2013

(In thousands)	2014	2013
ASSETS
Cash and cash equivalents	$368	$385
Investment in Bank subsidiary	135,366	124,378
Other assets	589	523
Total assets	$136,323	$125,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	123	88
Total liabilities	5,278	5,243
Shareholders’ equity:
Preferred stock, Series C	—	—
Common stock	54,216	53,981
Retained earnings	71,452	68,348
Accumulated other comprehensive (loss) income, net of tax	5,377	(2,286)
Total shareholders’ equity	131,045	120,043
Total liabilities and shareholders’ equity	$136,323	$125,286

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2014, 2013, and 2012

(In thousands)	2014	2013	2012
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$2,350	$18,000	$3,000
Other income	3	5	3
Total income	2,353	18,005	3,003
Expenses:
Interest on junior subordinated deferrable interest debentures	96	98	107
Professional fees	187	102	140
Other expenses	389	424	587
Total expenses	672	624	834
Income before equity in undistributed net income of Subsidiary	1,681	17,381	2,169
Equity in undistributed net income of Subsidiary, net of distributions	3,325	(9,414)	4,993
Income before income tax benefit	5,006	7,967	7,162
Benefit from income taxes	288	283	358
Net income	5,294	8,250	7,520
Preferred stock dividend and accretion of discount	—	350	350
Income available to common shareholders	$5,294	$7,900	$7,170

Comprehensive income (loss)	$12,957	$(1,622)	$10,982

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012

(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$5,294	$8,250	$7,520
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(3,325)	9,414	(4,993)
Stock-based compensation	173	98	108
Tax benefit from exercise of stock options	(7)	(17)	(26)
Net (increase) decrease in other assets	(50)	86	(28)
Net increase (decrease)in other liabilities	34	(198)	179
Benefit from deferred income taxes	(8)	(18)	(15)
Net cash provided by operating activities	2,111	17,615	2,745
Cash flows used in investing activities:
Investment in subsidiary	—	(11,358)	—
Cash flows from financing activities:
Cash dividend payments on common stock	(2,190)	(2,048)	(480)
Cash dividend payments on preferred stock	—	(437)	(350)
Share repurchase and retirement	—	—	(488)
Proceeds from exercise of stock options	55	789	385
Redemption of preferred stock Series C	—	(7,000)	—
Tax benefit from exercise of stock options	7	17	26
Net cash used in financing activities	(2,128)	(8,679)	(907)
(Decrease) increase in cash and cash equivalents	(17)	(2,422)	1,838
Cash and cash equivalents at beginning of year	385	2,807	969
Cash and cash equivalents at end of year	$368	$385	$2,807

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$194	$125	$109
Non-cash investing and financing activities:
Common stock issued in Visalia Community Bank acquisition	$—	$12,494	$—

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(Dollars in thousands, except per share data)

	Q4 2014	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
Net interest income	$10,005	$9,876	$9,905	$10,099	$9,192	$10,536	$6,878	$6,845
Provision for credit losses	8,385	—	(400)	—	—	—	—	—
Net interest income after provision for credit losses	1,620	9,876	10,305	10,099	9,192	10,536	6,878	6,845
Total non-interest income	2,083	2,061	2,044	1,977	1,965	1,813	1,828	2,226
Total non-interest expense	8,819	9,051	8,734	8,736	8,538	8,991	7,224	6,933
Provision for (benefit from)income taxes	(2,750)	535	922	724	408	389	195	355
Net income (loss)	$(2,366)	$2,351	$2,693	$2,616	$2,211	$2,969	$1,287	$1,783
Net income (loss) available to common shareholders	$(2,366)	$2,351	$2,693	$2,616	$2,123	$2,882	$1,199	$1,696
Basic earnings (loss) per share	$(0.22)	$0.22	$0.25	$0.24	$0.19	$0.26	$0.13	$0.18
Diluted earnings (loss) per share	$(0.22)	$0.22	$0.24	$0.24	$0.19	$0.26	$0.12	$0.18

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -	CONTROLS AND PROCEDURES

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

See “MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” as set forth on page 62.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of Crowe Horwath LLP on the Company’s internal control over financial reporting is set forth on page 63.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 16, 2015	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 16, 2015	By:	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

ITEM 9B -	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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
Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2014 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

For information concerning principal accounting fees and services, see “PRINCIPAL ACCOUNTING FEES AND SERVICES” in the Company’s Definitive Proxy Statement, which section of the Proxy Statement is incorporated herein by reference.

ITEM 15 -	EXHIBITS

(a)  EXHIBITS

See Index to Exhibits of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 16, 2015	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 16, 2015	By:	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James M. Ford		Date: March 16, 2015
James M. Ford,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross		Date: March 16, 2015
David A. Kinross,
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Daniel J. Doyle *		Date: March 16, 2015
Daniel J. Doyle,
Chairman of the Board and Director

Daniel N. Cunningham *		Date: March 16, 2015
Daniel N. Cunningham, Lead Independent Director

Sidney B. Cox *		Date: March 16, 2015
Sidney B. Cox, Director

Edwin S. Darden *		Date: March 16, 2015
Edwin S. Darden, Director

F.T. “Tommy” Elliott, IV *		Date: March 16, 2015
F.T. “Tommy” Elliott, IV, Director

Steven D. McDonald *		Date: March 16, 2015
Steven D. McDonald, Director

Louis McMurray *		Date: March 16, 2015
Louis McMurray, Director

William S. Smittcamp *		Date: March 16, 2015
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 16, 2015
Joseph B. Weirick, Director

* By	/s/ James M. Ford	Date: March 16, 2015
James M. Ford, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

2.3	Agreement and Plan of Reorganization and Merger dated December 19, 2012, by and among Central Valley Community Bancorp, Central Valley Community Bank and Visalia Community Bank (24)

3.1	Certificate of Determination for Preferred Stock (20).

3.1.1	Articles of Incorporation of the Company. (1)

3.1.2	Certificate of Amendment of Articles of Incorporation, dated July 6, 2000. (2)

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

3.2	Bylaws of the Company as amended to date. (25)

4.1	Form of Stock Purchase Agreement dated as of December 22, 2009 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K dated December 22, 2009).

4.2	Form of Stock Purchase Agreement dated as of December 22, 2009 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Report on Form 8-K dated December 22, 2009).

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (3) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (2) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (2) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (2) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (2) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (2) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (2) *

10.11	Deferred Fee Agreement by and between Clovest Corporation and Steven McDonald. (2) *

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (2) *

10.13	Deferred Fee Agreement by and between Clovest Corporation and Wanda Lee Rogers. (16) *

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (2) *

10.15	Clovis Community Bank 1999 Senior Management Incentive Plan. (2) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (2) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (2)*

10.20	Salary Continuation Agreement by and between Clovis Community Bank and Gayle Graham, dated June 7, 2000. (2) *

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (2) *

10.22	Salary Continuation Agreement by and between Clovis Community Bank and Tom Sommer, dated June 7, 2000. (2) *

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (2)*

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (2) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (2) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (2) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (2) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (2) *

10.29	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Dorothy Graham, dated June 21, 2000. (3) *

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (3) *

10.31	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Tom Sommer, dated June 21, 2000. (3) *

10.32	Salary Continuation Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.33	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Shirley Wilburn, dated April 1, 2001. (5) *

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (6) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (6) *

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

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference

(18)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2008, filed March 19, 2009 and incorporated herein by reference

(19)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(20)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(21)	Filed as Exhibit to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.

(22)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(23)	Filed as Exhibits to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.

(24)	Filed as Exhibit to Registration Statement on Form S-4 No. 333-187260, filed March 14, 2013.

(25)	Filed as Exhibits to Annual Report on Form 10K for the year ended December 31, 2014, filed March 16, 2015 filed here.