Form 10-Q
period 2015-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2015-05-11
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 6, 2015 there were 10,988,383 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2015 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$27,213	$21,316
Interest-earning deposits in other banks	57,974	55,646
Federal funds sold	184	366
Total cash and cash equivalents	85,371	77,328
Available-for-sale investment securities (Amortized cost of $417,257 at March 31, 2015 and $423,639 at December 31, 2014)	427,811	432,535
Held-to-maturity investment securities (Fair value of $35,486 at March 31, 2015 and $35,096 at December 31, 2014)	32,096	31,964
Loans, less allowance for credit losses of $8,399 at March 31, 2015 and $8,308 at December 31, 2014	568,594	564,280
Bank premises and equipment, net	9,787	9,949
Other real estate owned	348	—
Bank owned life insurance	21,436	20,957
Federal Home Loan Bank stock	4,791	4,791
Goodwill	29,917	29,917
Core deposit intangibles	1,260	1,344
Accrued interest receivable and other assets	16,998	19,118
Total assets	$1,198,409	$1,192,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$375,779	$376,402
Interest bearing	666,084	662,750
Total deposits	1,041,863	1,039,152

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	16,844	16,831
Total liabilities	1,063,862	1,061,138
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,989,383 at March 31, 2015 and 10,980,440 at December 31, 2014	54,277	54,216
Retained earnings	73,918	71,452
Accumulated other comprehensive income, net of tax	6,352	5,377
Total shareholders’ equity	134,547	131,045
Total liabilities and shareholders’ equity	$1,198,409	$1,192,183

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2015	2014
INTEREST INCOME:
Interest and fees on loans	$7,286	$7,618
Interest on deposits in other banks	46	53
Interest and dividends on investment securities:
Taxable	1,107	1,347
Exempt from Federal income taxes	1,538	1,402
Total interest income	9,977	10,420
INTEREST EXPENSE:
Interest on deposits	233	297
Interest on junior subordinated deferrable interest debentures	24	24
Total interest expense	257	321
Net interest income before provision for credit losses	9,720	10,099
PROVISION FOR CREDIT LOSSES	—	—
Net interest income after provision for credit losses	9,720	10,099
NON-INTEREST INCOME:
Service charges	871	808
Appreciation in cash surrender value of bank owned life insurance	154	146
Interchange fees	278	287
Net realized gains on sales of investment securities	726	269
Federal Home Loan Bank dividends	86	76
Loan placement fees	298	58
Other income	278	333
Total non-interest income	2,691	1,977
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,163	4,911
Occupancy and equipment	1,150	1,130
Professional services	481	242
Data processing	281	450
Regulatory assessments	336	198
ATM/Debit card expenses	137	150
License and maintenance contracts	138	130
Advertising	159	155
Internet banking expense	203	129
Amortization of core deposit intangibles	84	84
Other	1,156	1,157
Total non-interest expenses	9,288	8,736
Income before provision for income taxes	3,123	3,340
Provision for income taxes	657	724
Net income available to common shareholders	$2,466	$2,616
Earnings per common share:
Basic earnings per share	$0.23	$0.24
Weighted average common shares used in basic computation	10,923,590	10,915,945
Diluted earnings per share	$0.22	$0.24
Weighted average common shares used in diluted computation	11,002,976	10,998,630
Cash dividend per common share	$—	$0.05

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2015	2014
Net income	$2,466	$2,616
Other Comprehensive Income:
Unrealized gains on securities:
Unrealized holdings gains arising and transferred during the period	2,384	7,017
Less: reclassification for net gains included in net income	726	269
Amortization of net unrealized gains transferred during the period	(1)	(18)
Other comprehensive income, before tax	1,657	6,730
Tax expense related to items of other comprehensive income	(682)	(2,710)
Total other comprehensive income	975	4,020
Comprehensive income	$3,441	$6,636

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,466	$2,616
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(117)	(43)
Depreciation	339	330
Accretion	(248)	(189)
Amortization	2,054	1,858
Stock-based compensation	61	25
Net realized gains on sales of available-for-sale investment securities	(726)	(269)
Net loss on disposal of premises and equipment	2	66
Net gain on sale of other real estate owned	—	(64)
Increase in bank owned life insurance, net of expenses	(154)	(146)
Net decrease in accrued interest receivable and other assets	1,471	645
Net decrease in accrued interest payable and other liabilities	(108)	(1,367)
(Benefit) provision for deferred income taxes	(33)	437
Net cash provided by operating activities	5,007	3,899
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(45,842)	(40,549)
Proceeds from sales or calls of available-for-sale investment securities	38,933	26,716
Proceeds from maturity and principal repayments of available-for-sale investment securities	12,161	11,066
Net increase in loans	(4,424)	(2,909)
Proceeds from sale of other real estate owned	—	254
Purchases of premises and equipment	(178)	(415)
Purchases of bank owned life insurance	(325)	(900)
Net cash provided by (used in) investing activities	325	(6,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	4,772	(9,577)
Net decrease in time deposits	(2,061)	(3,570)
Proceeds from exercise of stock options	—	10
Cash dividend payments on common stock	—	(546)
Net cash provided by (used in) financing activities	2,711	(13,683)
Increase (decrease) in cash and cash equivalents	8,043	(16,521)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,328	112,052
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,371	$95,531

	For the Quarter Ended March 31,
(In thousands)	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$260	$330
Income taxes	$—	$250
Non-cash investing and financing activities:
Foreclosure of loan collateral and recognition of other real estate owned	$227	$—
Assumption of other real estate owned liabilities	$121	$—
Transfer of securities from available-for-sale to held-to-maturity	$—	$31,346
Unrealized gain on transfer of securities from available-for-sale to held-to-maturity	$—	$163
Purchases of available-for-sale investment securities, not yet settled	$—	$2,256

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2014 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2015, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2015 and 2014 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2015 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

	March 31, 2015
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,213	$27,213	$—	$—	$27,213
Interest-earning deposits in other banks	57,974	57,974	—	—	57,974
Federal funds sold	184	184	—	—	184
Available-for-sale investment securities	427,811	7,655	420,156	—	427,811
Held-to-maturity investment securities	32,096	—	35,486	—	35,486
Loans, net	568,594	—	—	566,525	566,525
Federal Home Loan Bank stock	4,791	N/A	N/A	N/A	N/A
Accrued interest receivable	5,203	24	2,811	2,368	5,203
Financial liabilities:
Deposits	1,041,863	890,367	151,438	—	1,041,805
Junior subordinated deferrable interest debentures	5,155	—	—	3,175	3,175
Accrued interest payable	111	—	87	24	111

	December 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$21,316	$21,316	$—	$—	$21,316
Interest-earning deposits in other banks	55,646	55,646	—	—	55,646
Federal funds sold	366	366	—	—	366
Available-for-sale investment securities	432,535	7,585	424,950	—	432,535
Held-to-maturity investment securities	31,964	—	35,096	—	35,096
Loans, net	564,280	—	—	564,667	564,667
Federal Home Loan Bank stock	4,791	N/A	N/A	N/A	N/A
Accrued interest receivable	5,793	25	3,212	2,556	5,793
Financial liabilities:
Deposits	1,039,152	885,704	153,475	—	1,039,179
Junior subordinated deferrable interest debentures	5,155	—	—	3,119	3,119
Accrued interest payable	114	—	90	24	114

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2015:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of March 31, 2015 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$50,648	$—	$50,648	$—
Obligations of states and political subdivisions	152,451	—	152,451	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	212,581	—	212,581	—
Private label residential mortgage backed securities	4,476	—	4,476	—
Other equity securities	7,655	7,655	—	—
Total assets measured at fair value on a recurring basis	$427,811	$7,655	$420,156	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2015, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the three month period ended March 31, 2015. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2015.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2015 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Commercial:
Commercial and industrial	$320	$—	$—	$320
Total commercial	320	—	—	320
Consumer:
Equity loans and lines of credit	$144	$—	$—	$144
Total impaired loans	464	—	—	464
Other real estate owned	348	—	—	348
Total assets measured at fair value on a non-recurring basis	$812	$—	$—	$812

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 (dollars in thousands):

Description	Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range (Weighted Average)
Commercial and industrial	$320	Sales comparison	Appraiser adjustments on sales comparable data	3.20%-18.00%
		Management estimates	Management adjustments for depreciation in values depending on property types	26.80%
Equity loans and lines of credit	$144	Sales comparison	Appraiser adjustments on sales comparable data	9.60%-18.00%
		Management estimates	Management adjustments for depreciation in values depending on property types	15.00%
Other real estate owned	$348	Collateral	External appraised values, management assumptions regarding market trends or other relevant factors less estimated selling costs	6.00%-8.00%

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the three month period ended March 31, 2015.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $555,000 with a valuation allowance of $91,000 at March 31, 2015, resulting in fair value of $464,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
During the three months ended March 31, 2015, there was $245,000 provision for credit losses recorded related to loans carried at fair value. During the three months ended March 31, 2015, there was a net charge-off of $400,000 compared to $923,000 at March 31, 2014.
Certain residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2014:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2014 (in thousands).

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
There were no Level 3 assets measured at fair value on a recurring basis at or during the year ended December 31, 2014. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2014.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2014 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$7,019	$—	$—	$7,019
Total commercial	7,019	—	—	7,019
Consumer:
Equity loans and lines of credit	$777	$—	$—	$777
Total consumer	777	—	—	777
Total impaired loans	7,796	—	—	7,796
Total assets measured at fair value on a non-recurring basis	$7,796	$—	$—	$7,796

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 (dollars in thousands):

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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $8,239,000 with a valuation allowance of $443,000 at December 31, 2014, resulting in fair value of $7,796,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
During the year ended December 31, 2014, there was $3,921,000 provision for credit losses related to loans carried at fair value . During the year ended December 31, 2014 there was $3,539,000 net charge-offs related to loans carried at fair value.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2014.

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of March 31, 2015, $109,341,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $10,554,000 at March 31, 2015 compared to an unrealized gain of $8,896,000 at December 31, 2014. The unrealized gain recorded is net of $4,343,000 and $3,661,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at March 31, 2015 and December 31, 2014, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2015
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$50,661	$244	$(257)	$50,648
Obligations of states and political subdivisions	145,696	6,988	(233)	152,451
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	210,617	2,554	(590)	212,581
Private label residential mortgage backed securities	2,783	1,693	—	4,476
Other equity securities	7,500	155	—	7,655
Total available-for-sale	$417,257	$11,634	$(1,080)	$427,811

	March 31, 2015
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$32,096	$3,397	$(7)	$35,486

	December 31, 2014
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$33,088	$245	$(243)	$33,090
Obligations of states and political subdivisions	143,343	6,266	(314)	149,295
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	236,629	2,033	(790)	237,872
Private label residential mortgage backed securities	3,079	1,614	—	4,693
Other equity securities	7,500	85	—	7,585
Total available-for-sale	$423,639	$10,243	$(1,347)	$432,535

	December 31, 2014
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	31,964	3,138	(6)	$35,096

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2015 and 2014 are shown below (in thousands):

	For the Quarter Ended March 31,
Available-for-Sale Securities	2015	2014
Proceeds from sales or calls	$38,933	$26,716
Gross realized gains from sales or calls	765	962
Gross realized losses from sales or calls	(39)	(693)

Losses recognized in 2015 and 2014 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased.  The Company is addressing risks in the security portfolio by selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile.
The provision for income taxes includes $299,000 and $110,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the quarter ended March 31, 2015 and 2014, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$26,143	$(257)	$—	$—	$26,143	$(257)
Obligations of states and political subdivisions	13,503	(135)	3,741	(98)	17,244	(233)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	46,827	(370)	20,437	(220)	67,264	(590)
Total available-for-sale	$86,473	$(762)	$24,178	$(318)	$110,651	$(1,080)

March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,062	$(7)	$—	$—	$1,062	$(7)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$10,950	$(193)	$1,737	$(50)	$12,687	$(243)
Obligations of states and political subdivisions	16,776	(89)	15,290	(225)	32,066	(314)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	52,905	(420)	31,000	(370)	83,905	(790)
Other equity securities	—	—	—	—	—	—
Total available-for-sale	$80,631	$(702)	$48,027	$(645)	$128,658	$(1,347)

December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,067	$(6)	$—	$—	$1,067	$(6)

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
     As of March 31, 2015, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2015 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2015 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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

U.S. Government Agencies

At March 31, 2015, the Company held 14 U.S. Government agency securities, of which six were in a loss position for less than 12 months and none were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Obligations of States and Political Subdivisions

At March 31, 2015, the Company held 151 obligations of states and political subdivision securities of which seven were in a loss position for less than 12 months and four were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At March 31, 2015, the Company held 182 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 24 were in a loss position for less than 12 months and 10 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Private Label Residential Mortgage Backed Securities

At March 31, 2015, the Company had a total of 20 PLRMBS with a remaining principal balance of $2,783,000 and a net unrealized gain of approximately $1,693,000.  None of these securities were recorded with an unrealized loss at March 31, 2015.  Ten of these PLRMBS with a remaining principal balance of $2,346,000 had credit ratings below investment grade.  The Company continues to perform extensive analyses on these securities.

Other Equity Securities

At March 31, 2015, the Company had a total of one mutual fund equity investment. The equity investment was not recorded with an unrealized loss at March 31, 2015.

The following tables provide a roll forward for the three month periods ended March 31, 2015 and 2014 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Quarter Ended March 31,
(In thousands)	2015	2014
Beginning balance	$747	$800
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized losses for securities sold	—	—
Ending balance	$747	$800

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at March 31, 2015 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	3,510	3,853
After five years through ten years	20,110	21,013
After ten years	122,076	127,585
	145,696	152,451
Investment securities not due at a single maturity date:
U.S. Government agencies	50,661	50,648
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	210,617	212,581
Private label residential mortgage backed securities	2,783	4,476
Other equity securities	7,500	7,655
Total available-for-sale	$417,257	$427,811

	March 31, 2015
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
After ten years	$32,096	$35,486

During 2014, to better manage our interest rate risk, the Company transferred from available-for-sale to held-to-maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately

$32 million, and a net unrecognized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. There were no transfers or reclassifications of securities in or out of held-to-maturity during the quarter ended March 31, 2015. At March 31, 2015 and December 31, 2014 the remaining unaccreted balance of these securities included in accumulated other comprehensive income was $141,000 and $142,000, respectively.

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2015	% of Total Loans	December 31, 2014	% of Total Loans
Commercial:
Commercial and industrial	$90,236	15.6%	$89,007	15.5%
Agricultural land and production	34,103	5.9%	39,140	6.8%
Total commercial	124,339	21.5%	128,147	22.3%
Real estate:
Owner occupied	175,756	30.6%	176,804	30.9%
Real estate construction and other land loans	40,280	7.0%	38,923	6.8%
Commercial real estate	108,086	18.7%	106,788	18.7%
Agricultural real estate	67,202	11.6%	57,501	10.0%
Other real estate	7,674	1.3%	6,611	1.2%
Total real estate	398,998	69.2%	386,627	67.6%
Consumer:
Equity loans and lines of credit	45,744	7.9%	47,575	8.3%
Consumer and installment	7,649	1.4%	10,093	1.8%
Total consumer	53,393	9.3%	57,668	10.1%
Net deferred origination costs	263		146
Total gross loans	576,993	100.0%	572,588	100.0%
Allowance for credit losses	(8,399)		(8,308)
Total loans	$568,594		$564,280

The table above includes loans acquired at fair value on July 1, 2013 when the Company acquired Visalia Community Bank (VCB), in a combined cash and stock transaction. The acquired VCB assets and liabilities were recorded at fair value at the date of acquisition. Loans acquired in the VCB acquisition had outstanding balances of $73,187,000 and $77,882,000 as of March 31, 2015 and December 31, 2014, respectively.
At March 31, 2015 and December 31, 2014, loans originated under Small Business Administration (SBA) programs totaling $9,790,000 and $8,782,000, respectively, were included in the real estate and commercial categories.

Purchased Credit Impaired Loans

At December 31, 2013, the Company had loans that were acquired in an acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. There were no such loans outstanding at March 31, 2015 or December 31, 2014.
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

Accretable yield, or income expected to be collected for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	For the Quarter Ended March 31,
	2015	2014
Balance at beginning of period	$—	$94
Additions	—	—
Accretion	—	(778)
Reclassification from non-accretable difference	—	692
Disposals	—	—
Balance at end of period	$—	$8

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
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer data) over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
The following table shows the summary of activities for the Allowance as of and for the three months ended March 31, 2015 and 2014 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2015	$3,130	$4,058	$1,078	$42	$8,308
Provision charged to operations	308	391	(705)	6	—
Losses charged to allowance	(410)	—	(31)	—	(441)
Recoveries	101	8	423	—	532
Ending balance, March 31, 2015	$3,129	$4,457	$765	$48	$8,399

Allowance for credit losses:
Beginning balance, January 1, 2014	$2,444	$5,174	$1,168	$422	$9,208
Provision charged to operations	449	(510)	237	(176)	—
Losses charged to allowance	(929)	—	(85)	—	(1,014)
Recoveries	48	8	71	—	127
Ending balance, March 31, 2014	$2,012	$4,672	$1,391	$246	$8,321

The following is a summary of the Allowance by impairment methodology and portfolio segment as of March 31, 2015 and December 31, 2014 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2015	$3,129	$4,457	765	$48	$8,399
Ending balance: individually evaluated for impairment	$37	$188	59	$—	$284
Ending balance: collectively evaluated for impairment	$3,092	$4,269	706	$48	$8,115

Ending balance, December 31, 2014	$3,130	$4,058	$1,078	$42	$8,308
Ending balance: individually evaluated for impairment	$230	$162	$220	$—	$612
Ending balance: collectively evaluated for impairment	$2,900	$3,896	$858	$42	$7,696

The following table shows the ending balances of loans as of March 31, 2015 and December 31, 2014 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2015	$124,339	$398,998	$53,393	$576,730
Ending balance: individually evaluated for impairment	$6,422	$8,930	$2,826	$18,178
Ending balance: collectively evaluated for impairment	$117,917	$390,068	$50,567	$558,552

Loans:
Ending balance, December 31, 2014	$128,147	$386,627	$57,668	$572,442
Ending balance: individually evaluated for impairment	$7,268	$8,512	$3,046	$18,826
Ending balance: collectively evaluated for impairment	$120,879	$378,115	$54,622	$553,616

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2015 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$70,498	$12,790	$6,948	$—	$90,236
Agricultural land and production	34,103	—	—	—	34,103
Real Estate:
Owner occupied	167,311	5,444	3,001	—	175,756
Real estate construction and other land loans	33,849	2,557	3,874	—	40,280
Commercial real estate	97,933	3,773	6,380	—	108,086
Agricultural real estate	64,318	2,524	360	—	67,202
Other real estate	7,674	—	—	—	7,674
Consumer:
Equity loans and lines of credit	40,749	468	4,527	—	45,744
Consumer and installment	7,630	—	19	—	7,649
Total	$524,065	$27,556	$25,109	$—	$576,730

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2014 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$78,333	$2,345	$8,329	$—	$89,007
Agricultural land and production	39,140	—	—	—	39,140
Real Estate:
Owner occupied	170,568	2,778	3,458	—	176,804
Real estate construction and other land loans	32,114	1,130	5,679	—	38,923
Commercial real estate	95,831	215	10,742	—	106,788
Agricultural real estate	55,018	2,123	360	—	57,501
Other real estate	6,611	—	—	—	6,611
Consumer:
Equity loans and lines of credit	42,334	72	5,169	—	47,575
Consumer and installment	10,072	—	21	—	10,093
Total	$530,021	$8,663	$33,758	$—	$572,442

The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$886	$30	$62	$978	$89,258	$90,236	$—	$6,422
Agricultural land and production	—	—	—	—	34,103	34,103	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	247	247	175,509	175,756	—	1,375
Real estate construction and other land loans	—	—	589	589	39,691	40,280	—	589
Commercial real estate	—	—	—	—	108,086	108,086	—	2,124
Agricultural real estate	—	—	—	—	67,202	67,202	—	360
Other real estate	—	—	—	—	7,674	7,674	—	—
Consumer:				—	—	—
Equity loans and lines of credit	1,437	—	—	1,437	44,307	45,744	—	2,808
Consumer and installment	15	—	—	15	7,634	7,649	—	18
Total	$2,338	$30	$898	$3,266	$573,464	$576,730	$—	$13,696

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$172	$88	$—	$260	$88,747	$89,007	$—	$7,265
Agricultural land and production	—	—	—	—	39,140	39,140	—	—
Real estate:	—
Owner occupied	164	—	249	413	176,391	176,804	—	1,363
Real estate construction and other land loans	547	—	—	547	38,376	38,923	—	547
Commercial real estate	—	—	—	—	106,788	106,788	—	1,468
Agricultural real estate	—	—	—	—	57,501	57,501	—	360
Other real estate	—	—	—	—	6,611	6,611	—	—
Consumer:
Equity loans and lines of credit	—	—	227	227	47,348	47,575	—	3,030
Consumer and installment	30	—	—	30	10,063	10,093	—	19
Total	$913	$88	$476	$1,477	$570,965	$572,442	$—	$14,052

The following table shows information related to impaired loans by class at March 31, 2015 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,282	$6,696	$—
Real estate:
Owner occupied	1,179	1,253	—
Real estate construction and other land loans	589	842	—
Commercial real estate	2,604	2,783	—
Agricultural real estate	360	360	—
Total real estate	4,732	5,238	—
Consumer:
Equity loans and lines of credit	2,591	3,274	—
Total with no related allowance recorded	13,605	15,208	—

With an allowance recorded:
Commercial:
Commercial and industrial	140	141	37
Real estate:
Owner occupied	196	219	28
Real estate construction and other land loans	3,286	3,286	31
Commercial real estate	716	720	129
Total real estate	4,198	4,225	188
Consumer:
Equity loans and lines of credit	217	237	57
Consumer and installment	18	20	2
Total consumer	235	257	59
Total with an allowance recorded	4,573	4,623	284
Total	$18,178	$19,831	$284

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2014 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,440	$9,991	$—
Agricultural land and production	—	1,722	—
Total commercial	6,440	11,713	—
Real estate:
Owner occupied	1,188	1,255	—
Real estate construction and other land loans	547	799	—
Commercial real estate	1,794	1,794	—
Agricultural real estate	360	360	—
Total real estate	3,889	4,208	—
Consumer:
Equity loans and lines of credit	2,019	2,707	—
Consumer and installment	—	—	—
Total consumer	2,019	2,707	—
Total with no related allowance recorded	12,348	18,628	—

With an allowance recorded:
Commercial:
Commercial and industrial	828	835	230
Real estate:
Owner occupied	199	219	30
Real estate construction and other land loans	3,542	3,542	72
Commercial real estate	882	1,022	60
Total real estate	4,623	4,783	162
Consumer:
Equity loans and lines of credit	1,008	1,026	217
Consumer and installment	19	21	3
Total consumer	1,027	1,047	220
Total with an allowance recorded	6,478	6,665	612
Total	$18,826	$25,293	$612

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,191	$—	$329	$—
Real estate:
Owner occupied	1,184	—	3,195	20
Real estate construction and other land loans	557	60	1,427	—
Commercial real estate	1,965	—	496	—
Agricultural real estate	360	—	—	—
Total real estate	4,066	60	5,118	20
Consumer:
Equity loans and lines of credit	2,315	—	1,943	—
Consumer and installment	—	—	4	—
Total consumer	2,315	—	1,947	—
Total with no related allowance recorded	12,572	60	7,394	20

With an allowance recorded:
Commercial:
Commercial and industrial	668	—	872	—
Real estate:
Owner occupied	198	—	96	—
Real estate construction and other land loans	3,436	—	3,988	70
Commercial real estate	992	19	—	—
Total real estate	4,626	19	4,084	70
Consumer:
Equity loans and lines of credit	605	—	236	—
Consumer and installment	19	—	—	—
Total consumer	624	—	236	—
Total with an allowance recorded	5,918	19	5,192	70
Total	$18,490	$79	$12,586	$90

Foregone interest on nonaccrual loans totaled $259,000 and $164,000 for the three month periods ended March 31, 2015 and 2014, respectively.

Troubled Debt Restructurings:
As of March 31, 2015 and December 31, 2014, the Company has a recorded investment in troubled debt restructurings of $6,361,000 and $6,600,000, respectively. The Company has allocated $32,000 and $132,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014, respectively. The Company has committed to lend no additional amounts as of March 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.
During the three month period ended March 31, 2015 two loans were modified as a troubled debt restructuring. The modification of the terms of such loan included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven.

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ended March 31, 2015 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	2	$42	$—	$42	$42

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

During the three month period ended March 31, 2014 no loans were modified as troubled debt restructurings. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the quarter ended March 31, 2015 or March 31, 2014.

Note 5.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2015 was $29,917,000 consisting of $14,643,000, $8,934,000, and $6,340,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, and Visalia Community Bank, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2015.
The intangible assets at March 31, 2015 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank of $1,365,000, and Service 1st Bancorp in 2008 of $1,400,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at March 31, 2015 was $1,260,000 net of $1,505,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2015. Management performed an annual impairment test on core deposit intangibles as of September 30, 2014 and determined no impairment was necessary. Amortization expense recognized was $84,000 for the three month periods ended March 31, 2015 and 2014.
The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending	Estimated Core Deposit Intangible Amortization
2015	$236
2016	137
2017	137
2018	137
2019	137
Thereafter	476
$1,260

Note 6.  Borrowing Arrangements

As of March 31, 2015 and December 31, 2014, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $1,078,000 and $1,256,000, and market values totaling $1,182,000 and $1,364,000 at March 31, 2015 and December 31, 2014, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of March 31, 2015 and December 31, 2014, the Company had no Federal funds purchased.

Note 7.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2015 and December 31, 2014, the Company maintained a deferred tax valuation allowance of $20,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of March 31, 2015 and December 31, 2014, the reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California remained unchanged at $180,000. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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
     Commitments to extend credit amounting to $210,439,000 and $214,131,000 were outstanding at March 31, 2015 and December 31, 2014, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $208,809,000 and $212,501,000 at March 31, 2015 and December 31, 2014, respectively.  Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $17,674,000 and $15,977,000 as of March 31, 2015 and December 31, 2014, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $1,630,000 were outstanding at March 31, 2015 and December 31, 2014. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2015 or December 31, 2014.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2015 and December 31, 2014, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $245,000 and $165,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
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

Basic Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2015	2014
Net income available to common shareholders	$2,466	$2,616
Weighted average shares outstanding	10,923,590	10,915,945
Basic earnings per share	$0.23	$0.24

Diluted Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2015	2014
Net income available to common shareholders	$2,466	$2,616
Weighted average shares outstanding	10,923,590	10,915,945
Effect of dilutive stock options	79,386	82,685
Weighted average shares of common stock and common stock equivalents	11,002,976	10,998,630
Diluted earnings per share	$0.22	$0.24

During the three month periods ended March 31, 2015 and 2014, options to purchase 147,403 and 122,640 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.
Note 10.  Share-Based Compensation

The Company has two share based compensation plans as described below. Share-based compensation cost recognized for those plans was $61,000 and $25,000 for the quarters ended March 31, 2015 and 2014, respectively. The recognized tax benefits for the share based compensation expense were $1,000 and $7,000, respectively, for the three month periods ended March 31, 2015 and 2014.
The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) expired on November 15, 2010. Outstanding options under this plan are exercisable until their expiration, however no new options will be granted under this plan.
The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) was adopted in May 2005 and expired March 16, 2015. The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. Outstanding arrangements to issue shares under this plan including options, continue in force until expiration according to their respective terms, but no new share grants may be made under this plan.

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
     No options to purchase shares of the Company’s common stock were granted during the three month periods ended March 31, 2015 and 2014.
A summary of the combined activity of the Company’s Stock Option Compensation Plans for the three month period ended March 31, 2015 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2015	368,360	$8.89
Options exercised	—	$—
Options forfeited	(1,260)	$6.67
Options outstanding at March 31, 2015	367,100	$8.90	3.43	$1,049
Options vested or expected to vest at March 31, 2015	363,235	$8.92	3.39	$1,036
Options exercisable at March 31, 2015	301,520	$9.20	2.65	$823

Information related to the stock option plan is as follows (in thousands):

	For the Quarter Ended March 31,
	2015	2014
Intrinsic value of options exercised	$—	$7
Cash received from options exercised	$—	$10

As of March 31, 2015, there was $146,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2000 Plan and 2005 Plan.  The cost is expected to be recognized over a weighted average period of 2.21 years. No options vested during the first quarter of 2015. The total fair value of options vested was $2,000 for the three months ended March 31, 2014.

Restricted Common Stock Awards

The 2005 Plan provides for the issuance of restricted common stock to directors and officers. Restricted common stock grants typically vest over a five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.
The following table summarizes restricted stock activity for the three month period ended March 31, 2015 as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2015	56,850	$12.68
Granted	9,268	$10.79
Vested	(1,781)	$11.23
Forfeited	(325)	$12.95
Nonvested outstanding shares at March 31, 2015	64,012	$12.45

    During the quarter ended March 31, 2015, 9,268 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $10.79 per share on the date of grant. These restricted common stock awards vest 20% after Year 1. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of March 31, 2015, there were 64,012 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $38,000 for the three month period ended March 31, 2015. None was charged to income for the three month period ended March 31, 2014.
As of March 31, 2015, there was $696,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 4.33 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $722,000 at March 31, 2015.

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
There have been no material changes to the Company’s critical accounting policies during 2015.  Please refer to the Company’s 2014 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
This discussion should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

First Quarter of 2015

In the first quarter of 2015, our consolidated net income was $2,466,000 compared to net income of $2,616,000 for the same period in 2014. Diluted EPS was $0.22 for the first quarter ended March 31, 2015 compared to $0.24 for the same period in 2014. The decrease in net income was primarily driven by an increase in non-interest expense and a decrease in net interest income for the first quarter of 2015 compared to the corresponding period in 2014. These were offset by increases in realized gains from the sale of investment securities and further by increases in loan placement fees. Net interest income during the first quarter of 2014 had been positively impacted by payment collections of nonaccrual loans totaling $1,618,000 which resulted in a recovery of interest income of $721,000. No provision for credit losses was booked for the first quarter of 2015 or 2014. Net interest income before the provision for credit losses decreased $379,000 or 3.75% comparing the quarter ended March 31, 2015 to the same period in 2014.
Net interest margin (fully tax equivalent basis) was 3.95% for the quarter ended March 31, 2015 compared to 4.24% for the same period in 2014, a 29 basis point decrease. The margin decreased principally due to a decrease in yields on interest-earning assets offset by a decrease in rates on interest-bearing liabilities. The yield on average total interest-earning assets decreased 32 basis points and interest rates on deposits decreased 5 basis points comparing the quarter ended March 31, 2015 to the same period in 2014. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 3 basis points to 0.09% for the quarter ended March 31, 2015 compared to 0.12% for the same period in 2014.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment and the continued increase in the ratio of non-interest bearing deposits to total deposits.
Non-interest income increased $714,000 or 36.12% primarily due to an increase in net realized gains on sales and calls of investment securities of $457,000, a $240,000 increase in loan placement fees, a $63,000 increase in service charge income, and a $10,000 increase in Federal Home Loan Bank dividends, partially offset by a $9,000 decrease in interchange fees and a $55,000 decrease in other income. The net gains realized on sales and calls of investment securities reported in 2015 was the result of a partial restructuring of the investment portfolio designed to improve future performance. Non-interest expense increased $552,000 or 6.32% for the same periods mainly due to increases in salary and employee benefits, occupancy expense, professional services, Internet banking expenses, and regulatory assessments.
Annualized return on average equity for the first quarter of 2015 was 7.41% compared to 8.37% for the same period in 2014. Total average equity was $133,080,000 for the first quarter 2015 compared to $124,964,000 for the first quarter 2014. The decrease in ROE reflects a decrease in net income, as well as an increase in capital from the retention of earnings net of dividends paid and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).
Our average total assets increased $63,892,000 or 5.66% to $1,192,520,000 at the end of the first quarter 2015 compared to the same period in 2014.  Total average interest-earning assets increased $45,806,000 or 4.46% comparing the first quarter of 2015 to the same period of 2014.  Average total loans, including nonaccrual loans, increased $53,647,000 or 10.43% comparing the first quarter of 2015 to the same period of 2014. Average total investments and interest-earning deposits decreased $997,000 or 0.19% in the three month period ended March 31, 2015 compared to the same period in 2014.  Average interest-bearing liabilities increased $29,181,000 or 4.55% over the same period. Average non-interest bearing demand deposits increased 6.89% to $372,570,000 in 2015 compared to $348,552,000 for 2014.  The ratio of average non-interest bearing demand deposits to average total deposits was 35.88% in the first quarter of 2015 compared to 35.38% for 2014.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 7.41% for the three months ended March 31, 2015 compared to 4.06% for the year ended December 31, 2014 and 8.37% for the annualized three months ended March 31, 2014.  Our net income for the three months ended March 31, 2015 decreased $150,000 or 5.73% to $2,466,000 compared to $2,616,000 for the three months ended March 31, 2014.  Net income decreased due to a decrease in interest income, and an increase in non-interest expenses, partially offset by a decrease in tax expense, and an increase in non-interest income. Net interest margin (NIM) decreased 29 basis points comparing the three month periods ended March 31, 2015 and 2014.  Diluted EPS was $0.22 for the three months ended March 31, 2015 and $0.24 for the same period in 2014.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2015 was 0.83% compared to 0.46% for the year ended December 31, 2014 and 0.93% for the annualized three months ended March 31, 2014.  The increase in ROA compared to December 2014 is due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the three months ended March 31, 2015 were $1,192,520,000 compared to $1,157,483,000 for the year ended December 31, 2014.  ROA for our peer group was 1.10% for the year ended December 31, 2014.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $600 million to $2.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 3.95% for the three months ended March 31, 2015, compared to 4.24% for the same period in 2014.  The decrease in net interest margin is principally due to continued growth in earning assets in a low rate and competitive economic environment. The Company's net interest margin was positively impacted by the decrease in our rates on interest-bearing liabilities.  More specifically, a decrease in the Company’s cost of funds offset the decrease in the yield on the Company's loan portfolio and the decrease in the yield on the Company’s investment portfolio. Net interest income during the first quarter of 2014 had been positively impacted by the collection of nonaccrual loans totaling $1,618,000 which resulted in a recovery of interest income of $721,000. In comparing the two periods, the effective yield on total earning assets decreased 32 basis points, while the cost of total interest bearing liabilities decreased 4 basis points and the cost of total deposits decreased 3 basis points.  The Company’s total cost of deposits for the three months ended March 31, 2015 was 0.09% compared to 0.12% for the same period in 2014.  At March 31, 2015, 35.88% of the Company’s average deposits were non-interest bearing compared to 34.08% for the Company’s peer group as of December 31, 2014.  Net interest income before the provision for credit losses for the three month period ended March 31, 2015 was $9,720,000 compared to $10,099,000 for the same period in 2014.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank owned life insurance, and net gains from sales of investment securities. Non-interest income for the three months ended March 31, 2015 increased $714,000 or 36.12%, to $2,691,000 compared to $1,977,000 for the three months ended December 31, 2014.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, service charge income, appreciation in cash surrender value of bank owned life insurance, and Federal Home Loan Bank dividends, offset by decreases in interchange fees and gain on disposal of other real estate owned compared to the comparable 2014 period.  Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Nonperforming assets consist of nonperforming loans, other real estate owned (OREO), and repossessed assets.  Nonperforming loans are those loans which have (i) been placed on nonaccrual status; (ii) been classified as doubtful under our asset classification system; or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status.  A loan is classified as nonaccrual when 1) it is maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) payment in full of principal or interest under the original contractual terms is not expected; or 3) principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection.
The Company had non-performing loans totaling $13,696,000 or 2.37% of total loans as of March 31, 2015 and $14,052,000 or 2.45% of total loans at December 31, 2014.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had $348,000 in other real estate owned (OREO) at March 31, 2015. The Company had no OREO at December 31, 2014. The Company’s ratio of nonperforming assets as a percentage of total assets was 1.17% as of March 31, 2015 and 1.18% at December 31, 2014.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $6,226,000 or 0.52% during the quarter ended March 31, 2015 to $1,198,409,000 compared to $1,192,183,000 as of December 31, 2014.  Total gross loans increased $4,405,000 to $576,993,000 as of March 31, 2015 compared to $572,588,000 as of December 31, 2014.  Total deposits increased 0.26% to $1,041,863,000 as of March 31, 2015 compared to $1,039,152,000 as of December 31, 2014. Our loan to deposit ratio at March 31, 2015 was 55.38% compared to 55.10% at December 31, 2014.  The loan to deposit ratio of our peers was 76.07% at December 31, 2014.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of March 31, 2015, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses plus non-interest income, excluding gains from sales of securities and OREO) was 78.07% for the first three months of 2015 compared to 72.67% for the first three months of 2014.  The deterioration in the efficiency ratio is due to the growth in non-interest expense outpacing the growth in revenues. Further discussion of the decrease in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses plus non-interest income, net of OREO related gain and investment securities related gains, decreased 1.03% to $11,685,000 for the first three months of 2015 compared to $11,807,000 for the same period in 2014, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 6.32% to $9,122,000 from $8,580,000 for the same period in 2014.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $297,860,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014:

Net income decreased to $2,466,000 for the three months ended March 31, 2015 compared to $2,616,000 for the three months ended March 31, 2014.  Basic and diluted earnings per share for March 31, 2015 were $0.23 and $0.22, respectively. Basic and diluted earnings per share for the same period in 2014 were $0.24. Annualized ROE was 7.41% for the three months ended March 31, 2015 compared to 8.37% for the three months ended March 31, 2014.  Annualized ROA for the three month periods ended March 31, 2015 and 2014 was 0.83% and 0.93%, respectively.
The decrease in net income for the three months ended March 31, 2015 compared to the same period in 2014 can be attributed to a decrease in interest income and an increase in non-interest expense, partially offset by an increase in non-interest income, a decrease in interest expense, and a decrease in income tax expense. The increase in non-interest income was primarily driven by an increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees, an increase in service charge income, an increase in Federal Home Loan Bank dividends, and an increase in appreciation in cash surrender value of bank owned life insurance, partially offset by a decrease in interchange fees compared to the comparable 2014 period. Non-interest expense increased for the same periods mainly due to increases in salary and employee benefits, occupancy expense, professional services, Internet banking expenses, regulatory assessments, and license and maintenance contracts. Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$61,369	$46	0.30%	$68,761	$53	0.31%
Securities
Taxable securities	277,348	1,107	1.60%	289,845	1,347	1.86%
Non-taxable securities (1)	174,877	2,330	5.33%	156,026	2,124	5.45%
Total investment securities	452,225	3,437	3.04%	445,871	3,471	3.11%
Federal funds sold	280	—	0.25%	239	—	0.25%
Total securities and interest-earning deposits	513,874	3,483	2.71%	514,871	3,524	2.74%
Loans (2) (3)	554,247	7,286	5.33%	507,736	7,618	6.08%
Federal Home Loan Bank stock	4,791	86	7.18%	4,499	76	6.76%
Total interest-earning assets	1,072,912	$10,855	4.05%	1,027,106	$11,218	4.37%
Allowance for credit losses	(8,947)			(9,234)
Nonaccrual loans	13,779			6,643
Other real estate owned	131			32
Cash and due from banks	25,736			24,449
Bank premises and equipment	9,930			10,533
Other non-earning assets	78,979			69,099
Total average assets	$1,192,520			$1,128,628
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$294,301	$59	0.08%	$253,136	$70	0.11%
Money market accounts	219,975	35	0.06%	216,338	53	0.10%
Time certificates of deposit, under $100,000	50,431	43	0.35%	53,246	53	0.40%
Time certificates of deposit, $100,000 and over	100,967	96	0.39%	113,777	121	0.43%
Total interest-bearing deposits	665,674	233	0.14%	636,497	297	0.19%
Other borrowed funds	5,159	24	1.85%	5,155	24	1.89%
Total interest-bearing liabilities	670,833	$257	0.16%	641,652	$321	0.20%
Non-interest bearing demand deposits	372,570			348,552
Other liabilities	16,037			13,460
Shareholders’ equity	133,080			124,964
Total average liabilities and shareholders’ equity	$1,192,520			$1,128,628
Interest income and rate earned on average earning assets		$10,855	4.05%		$11,218	4.37%
Interest expense and interest cost related to average interest-bearing liabilities		257	0.16%		321	0.20%
Net interest income and net interest margin (4)		$10,598	3.95%		$10,897	4.24%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $792 and $722 in 2015 and 2014, respectively.

(2)	Loan interest income includes loan fees of $79 in 2015 and $42 in 2014

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended March 31, 2015 and 2014
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(6)	$(1)	$(7)
Investment securities:
Taxable	(58)	(182)	(240)
Non-taxable (1)	257	(51)	206
Total investment securities	199	(233)	(34)
Federal funds sold	—	—	—
Loans	697	(1,029)	(332)
FHLB Stock	5	5	10
Total earning assets (1)	895	(1,258)	(363)
Interest expense:
Deposits:
Savings, NOW and MMA	12	(41)	(29)
Certificates of deposit under $100,000	(3)	(7)	(10)
Certificates of deposit $100,000 and over	(14)	(11)	(25)
Total interest-bearing deposits	(5)	(59)	(64)
Other borrowed funds	—	—	—
Total interest bearing liabilities	(5)	(59)	(64)
Net interest income (1)	$900	$(1,199)	$(299)

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans decreased $332,000 or 4.36% for the three months ended March 31, 2015 compared to the same period in 2014. Net interest income during the first quarter of 2014 had been positively impacted by the collection of nonaccrual loans totaling $1,618,000, which resulted in a recovery of interest income of $721,000. Net interest income during the first three months of 2015 was positively impacted by an increase in average total loans in 2015, increasing by $53,647,000 or 10.43% to $568,026,000 compared to $514,379,000 for the same period in 2014. Net interest income was also positively affected by an increase in the recovery of foregone interest income in 2015 compared to 2014 from the repayment of loans previously identified as non-accrual, and offset by a decrease in the yield on average loans. The yield on average loans, excluding nonaccrual loans, was 5.33% for the three months ended 2015 as compared to 6.08% for the same period in 2014.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $111,000 in the first three months of 2015 to $2,691,000 compared to $2,802,000, for the same period in 2014.  The yield on average investments decreased 3 basis points to 2.71% for the three month period ended March 31, 2015 compared to 2.74% for the same period in 2014. Average total securities and interest-earning deposits for the first three months of 2015 decreased $997,000 or 0.19% to $513,874,000 compared to $514,871,000 for the same period in 2014.  Income from investments represents 27.69% of net interest income for the first three months of 2015 compared to 27.75% for the same period in 2014.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2015, we held $217,057,000 or 47.20% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.76%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and

CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The net-of-tax unrealized gain on the investment portfolio was $6,352,000 at March 31, 2015 and is reflected in the Company’s equity.  At March 31, 2015, the average life of the investment portfolio was 5.59 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $10,554,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2015, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $33,352,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $24,740,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the three months ended March 31, 2015 decreased $443,000 or 4.25% to $9,977,000 compared to $10,420,000 for the three months ended March 31, 2014.  The yield on interest earning assets decreased 32 basis point to 4.05% on a fully tax equivalent basis for the three months ended March 31, 2015 from 4.37% for the three months ended March 31, 2014, primarily due to the decrease in yields on loans and investment securities. Net interest income during the first quarter of 2014 had been positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of $721,000.  Average interest earning assets increased to $1,072,912,000 for the three months ended March 31, 2015 compared to $1,027,106,000 for the three months ended March 31, 2014.  The $45,806,000 increase in average earning assets can be attributed to the $46,511,000 or 9.16% increase in average loans offset by the $997,000 decrease in average investments.
Interest expense on deposits for the three months ended March 31, 2015 decreased $64,000 or 21.55% to $233,000 compared to $297,000 for the three months ended March 31, 2014.  This decrease in interest expense was primarily due to repricing of interest bearing deposits. The average interest rate on interest bearing deposits decreased 5 basis points to 0.14% for the three months ended March 31, 2015 from 0.19% in 2014 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 4.58% or $29,177,000 to $665,674,000 for the three months ended March 31, 2015 compared to $636,497,000 for the same period ended March 31, 2014.
Average other borrowed funds increased $4,000 or 0.08% to $5,159,000 with an effective rate of 1.85% for the three months ended March 31, 2015 compared to $5,155,000 with an effective rate of 1.89% for the three months ended March 31, 2014.  Total interest expense on other borrowed funds was $24,000 for the three months ended March 31, 2015 and $24,000 for the three months ended March 31, 2014.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term borrowings. FHLB advances have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.85% and 1.84% at March 31, 2015 and 2014, respectively.  See the section on Financial Condition for more detail.
The cost of our interest-bearing liabilities decreased 4 basis points to 0.16% for the three month period ended March 31, 2015 compared to 0.20% for 2014. The cost of total deposits decreased to 0.09% for the three month period ended March 31, 2015 compared to 0.12% for same period in 2014.  Average non-interest bearing demand deposits increased 6.89% to $372,570,000 in 2015 compared to $348,552,000 for 2014.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 35.88% in the three month period of 2015 compared to 35.38% for the same period in 2014.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2015 decreased by $379,000 or 3.75% to $9,720,000 compared to $10,099,000 for the same period in 2014.  The decrease was a result of yield changes, an increase in average earning assets, asset mix changes, partially offset by a 5 basis point decrease in the average interest rate on interest bearing deposits, and an increase in average interest bearing liabilities. Net interest income for the first three months of 2015 was impacted by the collection of nonaccrual loans which resulted in recovery of interest income of approximately $13,000 compared to 2014 when we collected nonaccrual loans of $1,618,000 which resulted in an interest income recovery of $721,000. Average interest earning assets were $1,072,912,000 for the three months ended March 31, 2015 with a net interest margin (fully tax equivalent basis) of 3.95% compared to $1,027,106,000 with a net interest margin (fully tax equivalent basis) of 4.24% for the three months ended March 31, 2014.  The $45,806,000 increase in average earning assets can be attributed to the $46,511,000 or 9.16% increase in average loans, offset by the $997,000 decrease in total investments.  Average interest bearing liabilities increased 4.55% to $670,833,000 for the three months ended March 31, 2015, compared to $641,652,000 for the same period in 2014.  For the three months ended March 31, 2015, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 3 basis points. The effective yield on loans decreased 75 basis points.

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
Quarterly, the CCO sets the specific reserve for all adversely risk-graded credits.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not impaired based on inherent risk in those loans.
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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	March 31, 2015	% of Total Loans	December 31, 2014	% of Total Loans
Commercial:
Commercial and industrial	$2,780	15.6%	$2,753	15.5%
Agricultural land and production	349	5.9%	377	6.8%
Total commercial	3,129	21.5%	3,130	22.3%
Real estate:
Owner occupied	1,455	30.6%	1,380	30.9%
Real estate construction and other land loans	843	7.0%	837	6.8%
Commercial real estate	1,362	18.7%	1,201	18.7%
Agricultural real estate	703	11.6%	564	10.0%
Other real estate	94	1.3%	76	1.2%
Total real estate	4,457	69.2%	4,058	67.6%
Consumer:
Equity loans and lines of credit	618	7.9%	811	8.3%
Consumer and installment	147	1.4%	267	1.8%
Total consumer	765	9.3%	1,078	10.1%
Unallocated reserves	48		42
Total allowance for credit losses	$8,399	100.0%	$8,308	100.0%

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
There were no additions made to the allowance for credit losses in the first three months of 2015 and 2014.  The absence of provisions is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.
During the fourth quarter of 2014, the Company recorded a provision for credit losses of approximately $8.4 million in connection with the partial charge-off of a single commercial and agricultural relationship. The Company is actively working to collect the remaining non-accrual loan balance of $9,743,000 that arose from that relationship, and any or all of the charge-off, which is secured by real estate and various business and personal assets.  Three entities and one individual involved in this relationship have sought bankruptcy protection.  The Company continues to pursue all of its legal rights in connection with the collection of this loan relationship, including the filing of a Notice of Default on February 9, 2015.  Most of the assets securing these loans were, as of the date of this filing, listed for sale, with any sale now or in the future to be supervised by the Bankruptcy Court.  The Company is holding the proceeds from a sale of one of the securing assets that concluded during the first quarter of 2015 pending further disposition while the early stages of the bankruptcies proceed.  The Company plans to continue to track and identify any expenses, net of recoveries, associated with the collection efforts of this commercial and agricultural relationship.  For the quarter ended March 31, 2015, collection expenses related to this relationship totaled $209,000.
During the three months ended March 31, 2015, the Company had net recoveries totaling $91,000 compared to net charge-offs of $887,000 for the same period in 2014. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses as of December 31, 2013.
Nonperforming loans were $13,696,000 and $14,052,000 at March 31, 2015 and December 31, 2014, respectively, and $4,982,000 at March 31, 2014.  Nonperforming loans as a percentage of total loans were 2.37% at March 31, 2015 compared to 2.45% at December 31, 2014 and 0.97% at March 31, 2014.  The Company had $348,000 in other real estate owned (OREO) at March 31, 2015. The Company had no OREO at December 31, 2014.
The annualized net charge-off (recovery) ratio, which reflects net (recoveries) charge-offs to average loans was (0.06)% for the three months ended March 31, 2015, and 0.69% for the same period in 2014.

Notwithstanding improvements in the economy, we expect some weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future. Many of the agricultural crops grown by our Central Valley customers have been harvested with results demonstrating that California’s drought has harmed crop yields compared to the previous year for certain crops. Many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. We closely monitored the water and the related issues affecting our customers in 2014 and first quarter of 2015, and we will continue to remain vigilant for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.
As of March 31, 2015, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $9,720,000 for the three months period ended March 31, 2015 and $10,099,000 for the same period in 2014.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $2,691,000 for the three months ended March 31, 2015 compared to $1,977,000 for the same period in 2014.  The $714,000 or 36.12% increase in non-interest income was primarily due to a $457,000 increase in net realized gains on sales and calls of investment securities, a $240,000 increase in loan placement fees, a $10,000 increase in Federal Home Loan Bank dividends, an increase in customer service charges of $63,000, and an increase in appreciation in cash surrender value of bank owned life insurance of $8,000, partially offset by a $9,000 decrease in interchange fees.
During the three months ended March 31, 2015, we realized a net gain on sales and calls of investment securities of $726,000 compared to $269,000 for the same period in 2014.  The net gain realized on sales and calls of investment securities in 2015 and 2014 was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges increased $63,000 or 7.80% to $871,000 for the first three months of 2015 compared to $808,000 for the same period in 2014. Loan placement fees increased $240,000 or 413.79% to $298,000 for the first three months of 2015 compared to $58,000 for the same period in 2014, primarily due to an increase in mortgage refinances. Interchange fees decreased $9,000 to $278,000 first three months of 2015 compared to $287,000 for the same period in 2014.
The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $4,791,000 in FHLB stock.  We received dividends totaling $86,000 in the three months ended March 31, 2015, compared to $76,000 for the same period in 2014.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $552,000 or 6.32% to $9,288,000 for the three months ended March 31, 2015, compared to $8,736,000 for the three months ended March 31, 2014.  The net increase in 2015 was a result of increases in professional services of $239,000, occupancy and equipment expenses of $20,000, salaries and employee benefits of $252,000, Internet banking expenses of $74,000, license and maintenance contracts of $8,000, regulatory assessments of $138,000, and advertising fees of $4,000, offset by a decrease in data processing expenses of $169,000, ATM/Debit card expenses of $13,000,and other non-interest expenses of $1,000. The increase in professional services was driven by $209,000 related to defending and collecting a deteriorated credit.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains on sales and calls of investments and OREO related gains and losses) was 78.07% for the first three months of 2015 compared to 72.67% for the three months ended March 31, 2014. The deterioration in the efficiency ratio is due to the growth in non-interest expense outpacing the growth in revenues.
Salaries and employee benefits increased $252,000 or 5.13% to $5,163,000 for the first three months of 2015 compared to $4,911,000 for the three months ended March 31, 2014.  Full time equivalent employees were 271 at March 31,

2015, compared to 267 at March 31, 2014. The increase in salaries and employee benefits was primarily the result of a change in the discount rate used to calculate the present value of nonqualified defined benefit obligations and higher health insurance expenses.
Occupancy and equipment expense increased $20,000 or 1.77% to $1,150,000 for the three months ended March 31, 2015 compared to $1,130,000 for the three months ended December 31, 2014. The Company made no changes in its depreciation expense methodology.
Regulatory assessments increased to $336,000 for the three month period ended March 31, 2015 compared to $198,000 for the same period in 2014.  The assessment base for calculating the amount owed is average assets minus average tangible equity. The increase in regulatory assessments was a result of a higher assessment rate which was a result of changes in credit quality ratios used in determining the assessment rate along with higher average assets.
Other categories of non-interest expenses decreased $1,000 or 0.09% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Quarter Ended March 31,
	2015		2014
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$71	0.02%	$69	0.02%
Director fees and related expenses	68	0.02%	66	0.02%
Amortization of software	50	0.02%	61	0.02%
Postage	54	0.02%	60	0.02%
Compliance Expense	39	0.01%	42	0.01%
Personnel other	57	0.02%	53	0.02%
Armored courier fees	54	0.02%	52	0.02%
Telephone	64	0.02%	42	0.01%
Donations	63	0.02%	56	0.02%
Appraisal fees	29	0.01%	37	0.01%
Education/training	32	0.01%	35	0.01%
General insurance	37	0.01%	34	0.01%
Loss on sale or write-down of assets	2	—%	66	0.02%
Operating losses	22	0.01%	2	—%
Other	514	0.17%	482	0.17%
Total other non-interest expense	$1,156	0.39%	$1,157	0.41%

Provision for Income Taxes

Our effective income tax rate was 21.04% for the three months ended March 31, 2015 compared to 21.68% for the three months ended March 31, 2014. The Company reported an income tax provision of $657,000 for the three months ended March 31, 2015, compared to $724,000 for the three months ended March 31, 2014.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits. The decrease in the effective tax rate during 2015 was primarily due to a decrease in pre-tax income in the 2015 period while permanent tax adjustments in 2015 remained consistent with the 2014 amounts. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.
The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of March 31, 2015 and December 31, 2014, the Company determined that the deferred tax valuation allowance in the amount of $20,000 for California capital loss carryforwards was appropriate.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2015 compared to December 31, 2014.

Total assets were $1,198,409,000 as of March 31, 2015, compared to $1,192,183,000 as of December 31, 2014, an increase of 0.52% or $6,226,000.  Total gross loans were $576,993,000 as of March 31, 2015, compared to $572,588,000 as of December 31, 2014, an increase of $4,405,000 or 0.77%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 0.47% or $2,446,000 to $518,065,000.  Total deposits increased 0.26% or $2,711,000 to $1,041,863,000 as of March 31, 2015, compared to $1,039,152,000 as of December 31, 2014.  Shareholders’ equity increased $3,502,000 or 2.67% to $134,547,000 as of March 31, 2015, compared to $131,045,000 as of December 31, 2014, The increase in shareholders’ equity was driven by the retention of earnings and improvement in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $16,844,000 as of March 31, 2015, compared to $16,831,000 as of December 31, 2014, an increase of $13,000.

Fair Value

The Company measures the fair values of its financial instruments utilizing a hierarchical framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 2 of the Notes to Consolidated Financial Statements (unaudited) for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2015, investment securities with a fair value of $109,341,000, or 23.77% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at March 31, 2015 was 55.38% compared to 55.10% at December 31, 2014.  The loan to deposit ratio of our peers was 76.07% at December 31, 2014.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 0.47% or $2,446,000 to $518,065,000 at March 31, 2015, from $520,511,000 at December 31, 2014.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $10,554,000 at March 31, 2015, compared to an unrealized gain of $8,896,000 at December 31, 2014.
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
During 2014, the Company transferred from available-for-sale to held-to-maturity selected municipal securities having a book value of $31,346,000, and market value of $31,509,000. The net unrealized gain on the block identified was $163,000. The net unrealized gain as of the transfer will continue to be recorded in accumulated other comprehensive income (AOCI); however, it will be amortized/accreted (depending upon whether or not there was a gain or loss) prospectively over the remaining life of the security from AOCI. The amortization/accretion will be in a manner consistent with the recognition of a premium or discount (e.g., the effective interest method). In addition, the transfer created a net premium of $163,000 to the carrying amount of the security. Typically, this amortization/accretion will have no net impact on the reported yield of the security because the amortization/accretion of the amount in AOCI and the amortization/accretion of the discount/premium will offset each other.
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
Management evaluated all available-for-sale and held-to-maturity investment securities with an unrealized loss at March 31, 2015 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2015 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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
At March 31, 2015, the Company held 14 U.S. Government agency securities, of which six were in a loss position for less than 12 months and none was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.
At March 31, 2015, the Company held 151 obligations of states and political subdivision securities of which seven were in a loss position for less than 12 months and four were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.
At March 31, 2015, the Company held 182 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 24 were in a loss position for less than 12 months and 10 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.
At March 31, 2015, the Company had a total of 20 PLRMBS with a remaining principal balance of $2,783,000 and a net unrealized gain of approximately $1,693,000.  10 of these PLRMBS with a remaining principal balance of $2,346,000 had credit ratings below investment grade.  There were no PLRMBS in a loss position at March 31, 2015. The Company continues to perform extensive analyses on these securities. No credit related OTTI charges related to PLRMBS were recorded during the three month period ended March 31, 2015.
At March 31, 2015, the Company had one mutual fund equity investment. The equity investment had an unrealized gain at March 31, 2015.
See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $4,405,000 or 0.77% to $576,993,000 as of March 31, 2015, compared to $572,588,000 as of December 31, 2014. The table below includes loans acquired at fair value on July 1, 2013 with outstanding balances of $73,187,000 and $77,882,000 as of March 31, 2015 and December 31, 2014, respectively.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	March 31, 2015	% of Total Loans	December 31, 2014	% of Total Loans
Commercial:
Commercial and industrial	$90,236	15.6%	$89,007	15.5%
Agricultural land and production	34,103	5.9%	39,140	6.8%
Total commercial	124,339	21.5%	128,147	22.3%
Real estate:
Owner occupied	175,756	30.6%	176,804	30.9%
Real estate construction and other land loans	40,280	7.0%	38,923	6.8%
Commercial real estate	108,086	18.7%	106,788	18.7%
Agricultural real estate	67,202	11.6%	57,501	10.0%
Other real estate	7,674	1.3%	6,611	1.2%
Total real estate	398,998	69.2%	386,627	67.6%
Consumer:
Equity loans and lines of credit	45,744	7.9%	47,575	8.3%
Consumer and installment	7,649	1.4%	10,093	1.8%
Total consumer	53,393	9.3%	57,668	10.1%
Net deferred origination costs and (fees)	263		146
Total gross loans	576,993	100.0%	572,588	100.0%
Allowance for credit losses	(8,399)		(8,308)
Total loans	$568,594		$564,280

As of March 31, 2015, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 98.6% of total loans, of which 21.5% were commercial and 77.1% were real-estate-related.  This level of concentration is consistent with 98.2% at December 31, 2014.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at March 31, 2015 or December 31, 2014.
At March 31, 2015, loans acquired in the VCB acquisition had a balance of $73,187,000, of which $2,567,000 were commercial loans, $60,303,000 were real estate loans, and $10,317,000 were consumer loans. At December 31, 2014, loans acquired in the VCB acquisition had a balance of $77,882,000, of which $3,590,000 were commercial loans, $62,792,000 were real estate loans, and $11,500,000 were consumer loans.
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
At March 31, 2015, total nonperforming assets totaled $14,044,000, or 1.17% of total assets, compared to $14,052,000, or 1.18% of total assets at December 31, 2014.  Total nonperforming assets at March 31, 2015, included nonaccrual loans totaling $13,696,000, $348,000 of OREO, and no repossessed assets. Nonperforming assets at December 31, 2014 consisted of $14,052,000 in nonaccrual loans, no OREO, and no repossessed assets. At March 31, 2015, we had six loans considered troubled debt restructurings (“TDRs”) totaling $1,880,000 which are included in nonaccrual loans compared to three TDRs totaling $1,826,000 at December 31, 2014. At March 31, 2015, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.
A summary of nonperforming loans at March 31, 2015 and December 31, 2014 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2015 or December 31, 2014.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans:
Commercial and industrial	$6,380	$7,265
Owner occupied	1,351	1,363
Real estate construction and other land loans	42	—
Agricultural real estate	360	360
Commercial real estate	2,124	1,468
Equity loans and lines of credit	1,541	1,751
Consumer and installment	18	19
Troubled debt restructured loans (non-accruing):
Commercial and industrial	42	—
Owner occupied	24	—
Real estate construction and other land loans	547	547
Equity loans and lines of credit	1,267	1,279
Consumer and installment	—	—
Total nonaccrual	13,696	14,052
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$13,696	$14,052
Nonperforming loans to total loans	2.37%	2.45%
Ratio of nonperforming loans to allowance for credit losses	163.07%	169.14%
Loans considered to be impaired	$18,178	$18,826
Related allowance for credit losses on impaired loans	$284	$612

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2015 and December 31, 2014, we had impaired loans totaling $18,178,000 and $18,826,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record a charge off for any material difference between the book value of the loan and the appraised less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in nonaccrual loans for the first three months of 2015.

(In thousands)	Balance, December 31, 2014	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge- Offs	Balance, March 31, 2015
Nonaccrual loans:
Commercial and industrial	$7,209	$105	$(534)	$—	$—	$(400)	$6,380
Real estate	2,831	720	(76)	—	—	—	3,475
Real estate construction and other land loans	—	53	(11)	—	—	—	42
Agricultural real estate	360	—	—	—	—	—	360
Equity loans and lines of credit	1,751	29	(12)	(227)	—	—	1,541
Consumer	19	—	(1)	—	—	—	18
Restructured loans (non-accruing):
Commercial and industrial	56	—	(14)	—	—	—	42
Real estate	—	25	(1)	—	—	—	24
Real estate construction and other land loans	547	—	—	—	—	—	547
Equity loans and lines of credit	1,279	—	(12)	—	—	—	1,267
Total nonaccrual	$14,052	$932	$(661)	$(227)	$—	$(400)	$13,696

The following table provides a summary of the change in the OREO balance for the three months ended March 31, 2015:

Balance
(In thousands)	March 31, 2015
Balance, January 1, 2015	$—
Additions	227
1st lien assumed	121
Dispositions	—
Write-downs	—
Net gain on disposition	—
Balance, March 31, 2015	$348

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs.  The OREO additions reported were higher than reflected in the nonaccrual table above due to the payoff of the 1st mortgage holder after taking title. The Company subsequently sold the OREO property in the table above during April 2015. We had no OREO properties at December 31, 2014.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014	2014
Balance, beginning of period	$8,308	$9,208	$9,208
Provision charged to operations	—	7,985	—
Losses charged to allowance	(441)	(9,834)	(1,014)
Recoveries	532	949	127
Balance, end of period	$8,399	$8,308	$8,321
Allowance for credit losses to total loans at end of period	1.46%	1.45%	1.62%

As of March 31, 2015, the balance in the allowance for credit losses was $8,399,000 compared to $8,308,000 as of December 31, 2014.  The increase was due to net recoveries during the three months ended March 31, 2015.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $210,439,000 as of March 31, 2015, compared to $214,131,000 as of December 31, 2014.  At March 31, 2015 and December 31, 2014, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $245,000 and $165,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of March 31, 2015, the allowance for credit losses (ALLL) was 1.46% of total gross loans compared to 1.45% as of December 31, 2014.  Total loans included VCB loans that were recorded at fair value in connection with the acquisition, which stood at $73,187,000 at March 31, 2015 and $77,882,000 at December 31, 2014. Excluding these VCB loans from the calculation, the allowance for credit losses to total gross loans was 1.67% and 1.68% as of March 31, 2015 and December 31, 2014, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.67% and 1.62%, respectively. The loan portfolio acquired in the VCB merger was booked at fair value and no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.  The Company’s loan portfolio balances also increased through organic growth.  The ALLL balance increased through net recoveries.  The higher ALLL-to-total loans ratio is supported by the improvements in the level of nonperforming and classified loans, recent improvements in real estate collateral values and the general economic conditions experienced in the central California communities serviced by the Bank. During the fourth quarter of 2014, the Company recorded a provision for credit losses of approximately $8.4 million in connection with the partial charge-off of a single commercial and agricultural relationship. The Company is actively working to collect the remaining non-accrual loan balance of $9,743,000 that arose from that relationship, and any or all of the charge-off, which is secured by real estate and various business and personal assets.  Three entities and one individual involved in this relationship have sought bankruptcy protection.  The Company continues to pursue all of its legal rights in connection with the collection of this loan relationship, including the filing of a Notice of Default on February 9, 2015.  Most of the assets securing these loans were listed for sale, with any sale now or in the future to be supervised by the Bankruptcy Court.  The Company is holding the proceeds from a sale of one of the securing assets that concluded during the first quarter of 2015 pending further disposition while the early stages of the bankruptcies proceed.  The Company plans to continue to track and identify any expenses, net of recoveries, associated with the collection efforts of this commercial and agricultural relationship.
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. Historically, the highest annualized rates of net charge-offs experienced by the Company occurred prior to 2011. Under the current ALLL methodology, as periods of high charge-off rates included in the rolling 20 quarter analysis are replaced by lower charge-off rates, the calculated reserve rates may continue to decline. However, the total reserve rates on non-impaired loans may be augmented by changes in qualitative factors. Based on the above considerations and given continued improvement in historical charge-off rates included in the ALLL modeling and the improvement in other factors, management determined that the ALLL was appropriate as of March 31, 2015.
Non-performing loans totaled $13,696,000 as of March 31, 2015, and $14,052,000 as of December 31, 2014.  The allowance for credit losses as a percentage of nonperforming loans was 61.32% and 59.12% as of March 31, 2015 and December 31, 2014, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at March 31, 2015 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$4,573	0.79%	$6,478	1.14%	$4,037	0.78%
Past due loans	3,266	0.57%	1,477	0.26%	1,533	0.30%
Nonaccrual loans	13,696	2.37%	14,052	1.48%	4,982	0.97%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2015, was $29,917,000 consisting of $14,643,000, $8,934,000 and $6,340,000 representing the excess of the cost of Service 1st, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2014 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2015.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of seven to ten from the date of acquisition.  The carrying value of intangible assets at March 31, 2015 was $1,260,000, net of $1,505,000 in accumulated amortization expense.  The carrying value at December 31, 2014 was $1,344,000, net of $1,421,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2015.  Amortization expense recognized was $84,000 for the three month period ended March 31, 2015 and $84,000 for the three month period ended March 31, 2014.
The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2015	$236
2016	137
2017	137
2018	137
2019	137
Thereafter	476
$1,260

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits increased $2,711,000 or 0.26% to $1,041,863,000 as of March 31, 2015, compared to $1,039,152,000 as of December 31, 2014, due to recurring seasonal patterns.  Interest-bearing deposits increased $3,334,000 or 0.50% to $666,084,000 as of March 31, 2015, compared to $662,750,000 as of December 31, 2014.  Non-interest bearing deposits decreased $623,000 or 0.17% to $375,779,000 as of March 31, 2015, compared to $376,402,000 as of December 31, 2014.  Average non-interest bearing deposits to average total deposits was 35.88% for the three months ended March 31, 2015 compared to 35.38% for the same period in 2014.
The composition of the deposits and average interest rates paid at March 31, 2015 and December 31, 2014 is summarized in the table below.

(Dollars in thousands)	March 31, 2015	% of Total Deposits	Average Effective Rate	December 31, 2014	% of Total Deposits	Average Effective Rate
NOW accounts	$216,788	20.8%	0.10%	$209,781	20.2%	0.11%
MMA accounts	220,877	21.2%	0.06%	228,268	22.0%	0.08%
Time deposits	151,259	14.5%	0.37%	153,320	14.7%	0.40%
Savings deposits	77,160	7.4%	0.04%	71,381	6.9%	0.05%
Total interest-bearing	666,084	63.9%	0.14%	662,750	63.8%	0.16%
Non-interest bearing	375,779	36.1%		376,402	36.2%
Total deposits	$1,041,863	100.0%		$1,039,152	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of March 31, 2015 or December 31, 2014. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.
The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2015, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 1.85% and 1.84% at March 31, 2015 and 2014, respectively. Interest expense recognized by the Company for the three months ended March 31, 2015 and 2014 was $24,000.

Capital

Our shareholders’ equity was $134,547,000 as of March 31, 2015, compared to $131,045,000 as of December 31, 2014.  The increase in shareholders’ equity is the result of an increase of $61,000 in common stock, an increase of $2,466,000 in retained earnings, and an increase in accumulated other comprehensive income net of tax of $975,000 for the three months ended March 31, 2015.
During the first three months of 2015, the Company did not declare or pay any cash dividends to holders of common stock. The Company declared and paid a total of $546,000 in cash dividends ($0.05 per common share) to holders of common stock during the first quarter ended March 31, 2014. During the first three months of 2014, the Bank declared and paid cash dividends to the Company of $500,000 in connection with the cash dividends approved by the Company’s Board of Directors. The Bank would not declare any dividend that, subsequent to payment, would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.
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
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).
The final rules set forth certain changes for the calculation of risk-weighted assets, which we were required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.
The following table presents the Company’s and the Bank’s Regulatory capital ratios as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$99,032	8.57%	$95,936	8.36%
Minimum regulatory requirement	$46,217	4.00%	$45,894	4.00%
Central Valley Community Bank	$98,237	8.54%	$95,298	8.31%
Minimum requirement for “Well-Capitalized” institution	$57,527	5.00%	$57,341	5.00%
Minimum regulatory requirement	$46,022	4.00%	$45,873	4.00%
Common Equity Tier 1 Ratio
Central Valley Community Bancorp and Subsidiary	$96,401	12.95%	N/A	N/A
Minimum regulatory requirement	$33,499	4.50%	N/A	N/A
Central Valley Community Bank	$98,237	13.21%	N/A	N/A
Minimum requirement for “Well-Capitalized” institution	$48,331	6.50%	N/A	N/A
Minimum regulatory requirement	$33,460	4.50%	N/A	N/A
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$99,032	13.30%	$95,936	13.67%
Minimum regulatory requirement	$44,665	6.00%	$28,075	4.00%
Central Valley Community Bank	$98,237	13.21%	$95,298	13.59%
Minimum requirement for “Well-Capitalized” institution	$59,484	8.00%	$42,080	6.00%
Minimum regulatory requirement	$44,613	6.00%	$28,053	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$107,746	14.47%	$104,447	14.88%
Minimum regulatory requirement	$59,554	8.00%	$56,150	8.00%
Central Valley Community Bank	$106,951	14.38%	$103,809	14.80%
Minimum requirement for “Well-Capitalized” institution	$74,355	10.00%	$70,133	10.00%
Minimum regulatory requirement	$59,484	8.00%	$56,106	8.00%

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2015, the Company had unpledged securities totaling $353,956,000 available as a secondary source of liquidity and total cash and cash equivalents of $85,371,000.  Cash and cash equivalents at March 31, 2015 increased 10.40% compared to December 31, 2014.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2015, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $297,860,000 in unused FHLB advances and a $2,413,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2015, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2015 and December 31, 2014:

Credit Lines (In thousands)	March 31, 2015	December 31, 2014
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$297,860	$290,851
Balance outstanding	$—	$—
Collateral pledged	$198,205	$183,036
Fair value of collateral	$198,325	$183,171
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$2,413	$2,441
Balance outstanding	$—	$—
Collateral pledged	$2,666	$2,729
Fair value of collateral	$2,714	$2,757

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 8 of the Notes to Consolidated Financial Statements included herein and Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2014 Annual Report to Shareholders on Form 10-K.
In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2014 Annual Report to Shareholders on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None to report

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports provided by a number of executives. During the first quarter of 2015, a consulting agreement for a retiring named executive officer was inadvertently reported late. The Company has acted to correct the issue.    Based upon, and as of the date of the evaluation of the disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures, as so amended, were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Central Valley Community Bancorp

Date: May 8, 2015	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: May 8, 2015	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.