Form 10-Q
period 2015-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2015-11-04
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 2, 2015 there were 10,993,463 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2015 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$27,148	$21,316
Interest-earning deposits in other banks	47,872	55,646
Federal funds sold	266	366
Total cash and cash equivalents	75,286	77,328
Available-for-sale investment securities (Amortized cost of $444,728 at September 30, 2015 and $423,639 at December 31, 2014)	452,842	432,535
Held-to-maturity investment securities (Fair value of $35,256 at September 30, 2015 and $35,096 at December 31, 2014)	32,367	31,964
Loans, less allowance for credit losses of $9,093 at September 30, 2015 and $8,308 at December 31, 2014	590,197	564,280
Bank premises and equipment, net	9,494	9,949
Bank owned life insurance	20,557	20,957
Federal Home Loan Bank stock	4,823	4,791
Goodwill	29,917	29,917
Core deposit intangibles	1,091	1,344
Accrued interest receivable and other assets	17,421	19,118
Total assets	$1,233,995	$1,192,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$386,408	$376,402
Interest bearing	688,446	662,750
Total deposits	1,074,854	1,039,152

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	16,533	16,831
Total liabilities	1,096,542	1,061,138
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,993,463 at September 30, 2015 and 10,980,440 at December 31, 2014	54,345	54,216
Retained earnings	78,195	71,452
Accumulated other comprehensive income, net of tax	4,913	5,377
Total shareholders’ equity	137,453	131,045
Total liabilities and shareholders’ equity	$1,233,995	$1,192,183

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$7,747	$7,301	$22,677	$22,197
Interest on deposits in other banks	49	37	147	134
Interest on Federal funds sold	—	—	—	1
Interest and dividends on investment securities:
Taxable	1,234	1,341	3,477	4,127
Exempt from Federal income taxes	1,593	1,469	4,627	4,305
Total interest income	10,623	10,148	30,928	30,764
INTEREST EXPENSE:
Interest on deposits	246	249	718	813
Interest on junior subordinated deferrable interest debentures	25	23	73	72
Total interest expense	271	272	791	885
Net interest income before provision for credit losses	10,352	9,876	30,137	29,879
PROVISION FOR CREDIT LOSSES	100	—	600	(400)
Net interest income after provision for credit losses	10,252	9,876	29,537	30,279
NON-INTEREST INCOME:
Service charges	700	811	2,321	2,441
Appreciation in cash surrender value of bank owned life insurance	142	156	451	459
Interchange fees	297	295	881	924
Net gain on disposal of other real estate owned	—	—	11	63
Net realized gains on sales of investment securities	—	240	1,459	573
Federal Home Loan Bank dividends	120	86	474	237
Loan placement fees	241	212	794	401
Other income	222	261	1,117	983
Total non-interest income	1,722	2,061	7,508	6,081
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,254	5,076	15,472	14,833
Occupancy and equipment	1,204	1,222	3,522	3,671
Professional services	395	375	1,212	886
Data processing	287	448	862	1,362
Regulatory assessments	223	177	821	569
ATM/Debit card expenses	145	166	411	476
License and maintenance contracts	123	128	392	384
Advertising	157	155	474	462
Internet banking expense	167	134	541	359
Amortization of core deposit intangibles	85	84	253	252
Other	988	1,086	3,053	3,266
Total non-interest expenses	9,028	9,051	27,013	26,520
Income before provision for income taxes	2,946	2,886	10,032	9,840
Provision for income taxes	429	535	1,971	2,180
Net income available to common shareholders	$2,517	$2,351	$8,061	$7,660
Earnings per common share:
Basic earnings per share	$0.23	$0.22	$0.74	$0.70
Weighted average common shares used in basic computation	10,938,160	10,919,630	10,928,780	10,917,892
Diluted earnings per share	$0.23	$0.21	$0.73	$0.70
Weighted average common shares used in diluted computation	11,024,954	11,014,907	11,012,024	11,005,553
Cash dividend per common share	$0.06	$0.05	$0.12	$0.15

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$2,517	$2,351	$8,061	$7,660
Other Comprehensive Income (Loss):
Unrealized gains on securities:
Unrealized holdings gains arising and transferred during the period	3,946	619	677	12,060
Less: reclassification for net gains included in net income	—	240	1,459	573
Amortization of net unrealized gains transferred	(2)	(2)	(4)	(20)
Other comprehensive income (loss), before tax	3,944	377	(786)	11,467
Tax (expense) benefit related to items of other comprehensive income	(1,624)	(156)	322	(4,660)
Total other comprehensive income (loss)	2,320	221	(464)	6,807
Comprehensive income	$4,837	$2,572	$7,597	$14,467

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,061	$7,660
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(111)	(336)
Depreciation	1,043	1,019
Accretion	(881)	(730)
Amortization	5,995	5,841
Stock-based compensation	184	93
Tax benefit from exercise of stock options	(4)	(6)
Provision for credit losses	600	(400)
Net realized gains on sales of available-for-sale investment securities	(1,459)	(573)
Net loss on disposal of premises and equipment	6	191
Net gain on sale of other real estate owned	(11)	(63)
Increase in bank owned life insurance, net of expenses	(451)	(459)
Net gain on bank owned life insurance	(345)	—
Net decrease (increase) in accrued interest receivable and other assets	2,079	(505)
Net decrease in accrued interest payable and other liabilities	(421)	(409)
Provision for deferred income taxes	6	1,201
Net cash provided by operating activities	14,291	12,524
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(156,905)	(137,360)
Proceeds from sales or calls of available-for-sale investment securities	92,647	73,982
Proceeds from maturity and principal repayments of available-for-sale investment securities	39,359	36,133
Net increase in loans	(26,633)	(43,598)
Proceeds from sale of other real estate owned	359	488
Purchases of premises and equipment	(594)	(1,112)
Purchases of bank owned life insurance	(325)	(900)
FHLB stock purchased	(32)	(292)
Proceeds from bank owned life insurance	1,365	—
Proceeds from sale of premises and equipment	—	1
Net cash used in investing activities	(50,759)	(72,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	40,301	12,745
Net decrease in time deposits	(4,599)	(8,025)
Proceeds from exercise of stock options	38	45
Excess tax benefit from exercise of stock options	4	6
Cash dividend payments on common stock	(1,318)	(1,641)
Net cash provided by financing activities	34,426	3,130
Decrease in cash and cash equivalents	(2,042)	(57,004)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,328	112,052
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,286	$55,048

	For the Nine Months Ended September 30,
(In thousands)	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$798	$904
Income taxes	$845	$1,030
Non-cash investing and financing activities:
Foreclosure of loan collateral and recognition of other real estate owned	$227	$235
Assumption of other real estate owned liabilities	$121	$—
Transfer of securities from available-for-sale to held-to-maturity	$—	$31,346
Unrealized gain on transfer of securities from available-for-sale to held-to-maturity	$—	$163
Purchases of available-for-sale investment securities, not yet settled	$—	$1,203
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2014 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2015, and the results of its operations and its cash flows for the three and nine month interim periods ended September 30, 2015 and 2014 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2015 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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
The Company terminated its interest in Central Valley Community Insurance Service, LLC (CVCIS) at the beginning of the third quarter of 2015. The Bank’s interest in CVCIS was originally established in 2006 for the purpose of providing health, commercial property and casualty insurance products and services primarily to business customers. The termination of this entity did not have a material impact on the Company’s financial statements.

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

	September 30, 2015
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,148	$27,148	$—	$—	$27,148
Interest-earning deposits in other banks	47,872	47,872	—	—	47,872
Federal funds sold	266	266	—	—	266
Available-for-sale investment securities	452,842	7,641	445,201	—	452,842
Held-to-maturity investment securities	32,367	—	35,256	—	35,256
Loans, net	590,197	—	—	587,752	587,752
Federal Home Loan Bank stock	4,823	N/A	N/A	N/A	N/A
Accrued interest receivable	5,592	24	2,968	2,600	5,592
Financial liabilities:
Deposits	1,074,854	925,902	148,783	—	1,074,685
Junior subordinated deferrable interest debentures	5,155	—	—	3,019	3,019
Accrued interest payable	108	—	83	25	108

	December 31, 2014
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$21,316	$21,316	$—	$—	$21,316
Interest-earning deposits in other banks	55,646	55,646	—	—	55,646
Federal funds sold	366	366	—	—	366
Available-for-sale investment securities	432,535	7,585	424,950	—	432,535
Held-to-maturity investment securities	31,964	—	35,096	—	35,096
Loans, net	564,280	—	—	564,667	564,667
Federal Home Loan Bank stock	4,791	N/A	N/A	N/A	N/A
Accrued interest receivable	5,793	25	3,212	2,556	5,793
Financial liabilities:
Deposits	1,039,152	885,704	153,475	—	1,039,179
Junior subordinated deferrable interest debentures	5,155	—	—	3,119	3,119
Accrued interest payable	114	—	90	24	114

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2015:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of September 30, 2015 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$51,914	$—	$51,914	$—
Obligations of states and political subdivisions	178,999	—	178,999	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	210,543	—	210,543	—
Private label residential mortgage backed securities	3,745	—	3,745	—
Other equity securities	7,641	7,641	—	—
Total assets measured at fair value on a recurring basis	$452,842	$7,641	$445,201	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the nine months ended September 30, 2015, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the nine month period ended September 30, 2015. Also there were no liabilities measured at fair value on a recurring basis at September 30, 2015.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at September 30, 2015 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Commercial:
Commercial and industrial	$9	$—	$—	$9
Total commercial	9	—	—	9
Consumer:
Equity loans and lines of credit	$142	$—	$—	$142
Total impaired loans	151	—	—	151
Other real estate owned	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$151	$—	$—	$151

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the nine month period ended September 30, 2015.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $184,000 with a valuation allowance of $33,000 at September 30, 2015, resulting in fair value of $151,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
When present, certain residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals and/or evaluations. These appraisals and/or evaluations may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. As of September 30, 2015, the adjustments made by appraisers or management in arriving at the fair value of financial instruments measured on a non-recurring basis were not considered significant for financial reporting purposes.
During the three and nine months ended September 30, 2015, provisions for credit losses and charge-offs related to loans carried at fair value were not considered significant for financial reporting purposes.
During the three and nine months ended September 30, 2014 there was no provision for credit losses related to loans carried at fair value. During the three months ended September 30, 2014 there was a net recovery of $131,000, and for the nine months then ended, there were net charge-offs of $177,000 related to loans carried at fair value.
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2015.
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
Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of September 30, 2015, $126,238,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $8,114,000 at September 30, 2015 compared to an unrealized gain of $8,896,000 at December 31, 2014. The unrealized gain recorded is net of $3,339,000 and $3,661,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at September 30, 2015 and December 31, 2014, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2015
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$51,679	$377	$(142)	$51,914
Obligations of states and political subdivisions	174,758	5,358	(1,117)	178,999
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	208,318	2,633	(408)	210,543
Private label residential mortgage backed securities	2,473	1,272	—	3,745
Other equity securities	7,500	141	—	7,641
Total available-for-sale	$444,728	$9,781	$(1,667)	$452,842

	September 30, 2015
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$32,367	$2,900	$(11)	$35,256

	December 31, 2014
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$33,088	$245	$(243)	$33,090
Obligations of states and political subdivisions	143,343	6,266	(314)	149,295
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	236,629	2,033	(790)	237,872
Private label residential mortgage backed securities	3,079	1,614	—	4,693
Other equity securities	7,500	85	—	7,585
Total available-for-sale	$423,639	$10,243	$(1,347)	$432,535

	December 31, 2014
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	31,964	3,138	(6)	$35,096

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2015 and 2014 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2015	2014	2015	2014
Proceeds from sales or calls	$—	$21,741	$92,647	$73,982
Gross realized gains from sales or calls	—	271	1,692	1,423
Gross realized losses from sales or calls	—	(31)	(233)	(850)

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
The provision for income taxes includes $601,000 and $236,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the nine months ended September 30, 2015 and 2014, respectively. The provision for income taxes includes $0 and $99,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended September 30, 2015 and 2014, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$14,470	$(27)	$4,797	$(115)	$19,267	$(142)
Obligations of states and political subdivisions	67,406	(1,117)	—	—	67,406	(1,117)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	24,951	(139)	18,440	(269)	43,391	(408)
Total available-for-sale	$106,827	$(1,283)	$23,237	$(384)	$130,064	$(1,667)

September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,048	$(11)	$—	$—	$1,048	$(11)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$10,950	$(193)	$1,737	$(50)	$12,687	$(243)
Obligations of states and political subdivisions	16,776	(89)	15,290	(225)	32,066	(314)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	52,905	(420)	31,000	(370)	83,905	(790)
Total available-for-sale	$80,631	$(702)	$48,027	$(645)	$128,658	$(1,347)

December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$1,067	$(6)	$—	$—	$1,067	$(6)

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
     As of September 30, 2015, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all individual available-for-sale investment securities with an unrealized loss at September 30, 2015 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2015 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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

U.S. Government Agencies

At September 30, 2015, the Company held 15 U.S. Government agency securities, of which four were in a loss position for less than 12 months and one was in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Obligations of States and Political Subdivisions

At September 30, 2015, the Company held 150 obligations of states and political subdivision securities of which 25 were in a loss position for less than 12 months and none were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At September 30, 2015, the Company held 180 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 15 were in a loss position for less than 12 months and 11 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Private Label Residential Mortgage Backed Securities

At September 30, 2015, the Company had a total of 17 PLRMBS with a remaining principal balance of $2,473,000 and a net unrealized gain of approximately $1,272,000.  None of these securities was recorded with an unrealized loss at September 30, 2015.  Nine of these PLRMBS with a remaining principal balance of $2,155,000 had credit ratings below investment grade.  The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Other Equity Securities

At September 30, 2015, the Company had one mutual fund equity investment. The equity investment was not recorded with an unrealized loss at September 30, 2015.

The following tables provide a roll forward for the three and nine month periods ended September 30, 2015 and 2014 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

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

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at September 30, 2015 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	11,621	12,010
After five years through ten years	30,472	31,322
After ten years	132,665	135,667
	174,758	178,999
Investment securities not due at a single maturity date:
U.S. Government agencies	51,679	51,914
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	208,318	210,543
Private label residential mortgage backed securities	2,473	3,745
Other equity securities	7,500	7,641
Total available-for-sale	$444,728	$452,842

	September 30, 2015
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
After ten years	$32,367	$35,256

During 2014, to better manage our interest rate risk, the Company transferred from available-for-sale to held-to-maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrecognized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. There were no transfers or reclassifications of securities in or out of held-to-maturity during the three or nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014 the remaining unaccreted balance of these securities included in accumulated other comprehensive income was $138,000 and $142,000, respectively.

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2015	% of Total Loans	December 31, 2014	% of Total Loans
Commercial:
Commercial and industrial	$104,567	17.5%	$89,007	15.5%
Agricultural land and production	41,544	6.9%	39,140	6.8%
Total commercial	146,111	24.4%	128,147	22.3%
Real estate:
Owner occupied	170,377	28.5%	176,804	30.9%
Real estate construction and other land loans	36,210	6.0%	38,923	6.8%
Commercial real estate	116,931	19.5%	106,788	18.7%
Agricultural real estate	70,485	11.8%	57,501	10.0%
Other real estate	7,732	1.3%	6,611	1.2%
Total real estate	401,735	67.1%	386,627	67.6%
Consumer:
Equity loans and lines of credit	41,398	6.9%	47,575	8.3%
Consumer and installment	9,789	1.6%	10,093	1.8%
Total consumer	51,187	8.5%	57,668	10.1%
Net deferred origination costs	257		146
Total gross loans	599,290	100.0%	572,588	100.0%
Allowance for credit losses	(9,093)		(8,308)
Total loans	$590,197		$564,280

The table above includes loans acquired at fair value on July 1, 2013 when the Company acquired Visalia Community Bank (VCB), in a combined cash and stock transaction. The acquired VCB assets and liabilities were recorded at fair value at the date of acquisition. Loans acquired in the VCB acquisition had outstanding balances of $66,572,000 and $77,882,000 as of September 30, 2015 and December 31, 2014, respectively.
At September 30, 2015 and December 31, 2014, loans originated under Small Business Administration (SBA) programs totaling $11,516,000 and $8,782,000, respectively, were included in the real estate and commercial categories.

Purchased Credit Impaired Loans

At December 31, 2013, the Company had loans that were acquired in an acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. There were no such loans outstanding at September 30, 2015 or December 31, 2014.
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

Accretable yield, or income expected to be collected for the nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$—	$94
Additions	—	—
Accretion	—	(907)
Reclassification from non-accretable difference	—	813
Disposals	—	—
Balance at end of period	$—	$—

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
The following table shows the summary of activities for the Allowance as of and for the three months ended September 30, 2015 and 2014 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 1, 2015	$3,553	$4,429	$732	$—	$8,714
Provision charged to operations	(186)	154	27	105	100
Losses charged to allowance	(11)	—	(22)	—	(33)
Recoveries	267	8	37	—	312
Ending balance, September 30, 2015	$3,623	$4,591	$774	$105	$9,093

Allowance for credit losses:
Beginning balance, July 1, 2014	$1,874	$4,157	$981	$295	$7,307
Provision charged to operations	243	(121)	(85)	(37)	—
Losses charged to allowance	(1)	—	(57)	—	(58)
Recoveries	41	159	40	—	240
Ending balance, September 30, 2014	$2,157	$4,195	$879	$258	$7,489

The following table shows the summary of activities for the allowance for loan losses as of and for the nine months ended September 30, 2015 and 2014 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2015	$3,130	$4,058	$1,078	$42	$8,308
Provision charged to operations	731	509	(703)	63	600
Losses charged to allowance	(708)	—	(95)	—	(803)
Recoveries	470	24	494	—	988
Ending balance, September 30, 2015	$3,623	$4,591	$774	$105	$9,093
Allowance for credit losses:
Beginning balance, January 1, 2014	$2,444	$5,174	$1,168	$422	$9,208
Provision charged to operations	768	(970)	(34)	(164)	(400)
Losses charged to allowance	(1,195)	(183)	(467)	—	(1,845)
Recoveries	140	174	212	—	526
Ending balance, September 30, 2014	$2,157	$4,195	$879	$258	$7,489

The following is a summary of the Allowance by impairment methodology and portfolio segment as of September 30, 2015 and December 31, 2014 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2015	$3,623	$4,591	774	$105	$9,093
Ending balance: individually evaluated for impairment	$10	$145	36	$—	$191
Ending balance: collectively evaluated for impairment	$3,613	$4,446	738	$105	$8,902

Ending balance, December 31, 2014	$3,130	$4,058	$1,078	$42	$8,308
Ending balance: individually evaluated for impairment	$230	$162	$220	$—	$612
Ending balance: collectively evaluated for impairment	$2,900	$3,896	$858	$42	$7,696

The following table shows the ending balances of loans as of September 30, 2015 and December 31, 2014 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2015	$146,111	$401,735	$51,187	$599,033
Ending balance: individually evaluated for impairment	$55	$5,294	$1,498	$6,847
Ending balance: collectively evaluated for impairment	$146,056	$396,441	$49,689	$592,186

Loans:
Ending balance, December 31, 2014	$128,147	$386,627	$57,668	$572,442
Ending balance: individually evaluated for impairment	$7,268	$8,512	$3,046	$18,826
Ending balance: collectively evaluated for impairment	$120,879	$378,115	$54,622	$553,616

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2015 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$93,454	$9,343	$1,770	$—	$104,567
Agricultural land and production	29,794	11,750	—	—	41,544
Real Estate:
Owner occupied	164,316	4,481	1,580	—	170,377
Real estate construction and other land loans	30,829	2,202	3,179	—	36,210
Commercial real estate	108,437	3,720	4,774	—	116,931
Agricultural real estate	58,253	12,232	—	—	70,485
Other real estate	7,732	—	—	—	7,732
Consumer:
Equity loans and lines of credit	38,947	459	1,992	—	41,398
Consumer and installment	9,772	—	17	—	9,789
Total	$541,534	$44,187	$13,312	$—	$599,033

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2014 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$78,333	$2,345	$8,329	$—	$89,007
Agricultural land and production	39,140	—	—	—	39,140
Real Estate:
Owner occupied	170,568	2,778	3,458	—	176,804
Real estate construction and other land loans	32,114	1,130	5,679	—	38,923
Commercial real estate	95,831	215	10,742	—	106,788
Agricultural real estate	55,018	2,123	360	—	57,501
Other real estate	6,611	—	—	—	6,611
Consumer:
Equity loans and lines of credit	42,334	72	5,169	—	47,575
Consumer and installment	10,072	—	21	—	10,093
Total	$530,021	$8,663	$33,758	$—	$572,442

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$18	$18	$104,549	$104,567	$—	$55
Agricultural land and production	—	—	—	—	41,544	41,544	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	—	—	170,377	170,377	—	358
Real estate construction and other land loans	—	—	—	—	36,210	36,210	—	—
Commercial real estate	—	—	—	—	116,931	116,931	—	583
Agricultural real estate	—	—	—	—	70,485	70,485	—	—
Other real estate	—	—	—	—	7,732	7,732	—	—
Consumer:				—	—	—
Equity loans and lines of credit	—	—	1,266	1,266	40,132	41,398	—	1,484
Consumer and installment	36	15	—	51	9,738	9,789	—	14
Total	$36	$15	$1,284	$1,335	$597,698	$599,033	$—	$2,494

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$172	$88	$—	$260	$88,747	$89,007	$—	$7,265
Agricultural land and production	—	—	—	—	39,140	39,140	—	—
Real estate:	—
Owner occupied	164	—	249	413	176,391	176,804	—	1,363
Real estate construction and other land loans	547	—	—	547	38,376	38,923	—	547
Commercial real estate	—	—	—	—	106,788	106,788	—	1,468
Agricultural real estate	—	—	—	—	57,501	57,501	—	360
Other real estate	—	—	—	—	6,611	6,611	—	—
Consumer:
Equity loans and lines of credit	—	—	227	227	47,348	47,575	—	3,030
Consumer and installment	30	—	—	30	10,063	10,093	—	19
Total	$913	$88	$476	$1,477	$570,965	$572,442	$—	$14,052

The following table shows information related to impaired loans by class at September 30, 2015 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$3	$5	$—
Real estate:
Owner occupied	173	246	—
Real estate construction and other land loans	—	—	—
Commercial real estate	1,174	1,314	—
Agricultural real estate	—	—	—
Total real estate	1,347	1,560	—
Consumer:
Equity loans and lines of credit	1,276	1,951	—
Total with no related allowance recorded	2,626	3,516	—

With an allowance recorded:
Commercial:
Commercial and industrial	52	55	10
Real estate:
Owner occupied	185	214	21
Real estate construction and other land loans	3,179	3,179	5
Commercial real estate	583	598	119
Total real estate	3,947	3,991	145
Consumer:
Equity loans and lines of credit	208	222	35
Consumer and installment	14	17	1
Total consumer	222	239	36
Total with an allowance recorded	4,221	4,285	191
Total	$6,847	$7,801	$191

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2014 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,440	$9,991	$—
Agricultural land and production	—	1,722	—
Total commercial	6,440	11,713	—
Real estate:
Owner occupied	1,188	1,255	—
Real estate construction and other land loans	547	799	—
Commercial real estate	1,794	1,794	—
Agricultural real estate	360	360	—
Total real estate	3,889	4,208	—
Consumer:
Equity loans and lines of credit	2,019	2,707	—
Consumer and installment	—	—	—
Total consumer	2,019	2,707	—
Total with no related allowance recorded	12,348	18,628	—

With an allowance recorded:
Commercial:
Commercial and industrial	828	835	230
Real estate:
Owner occupied	199	219	30
Real estate construction and other land loans	3,542	3,542	72
Commercial real estate	882	1,022	60
Total real estate	4,623	4,783	162
Consumer:
Equity loans and lines of credit	1,008	1,026	217
Consumer and installment	19	21	3
Total consumer	1,027	1,047	220
Total with an allowance recorded	6,478	6,665	612
Total	$18,826	$25,293	$612

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$143	$—	$20	$—
Real estate:
Owner occupied	556	—	1,227	14
Real estate construction and other land loans	1,064	57	1,335	18
Commercial real estate	2,020	—	377	—
Agricultural real estate	72	—	—	—
Total real estate	3,712	57	2,939	32
Consumer:
Equity loans and lines of credit	1,595	—	1,652	—
Consumer and installment	—	—	8	—
Total consumer	1,595	—	1,660	—
Total with no related allowance recorded	5,450	57	4,619	32

With an allowance recorded:
Commercial:
Commercial and industrial	55	—	8	—
Real estate:
Owner occupied	187	—	816	—
Real estate construction and other land loans	2,123	—	3,687	66
Commercial real estate	660	20	43	—
Total real estate	2,970	20	4,546	66
Consumer:
Equity loans and lines of credit	209	—	314	—
Consumer and installment	14	—	14	—
Total consumer	223	—	328	—
Total with an allowance recorded	3,248	20	4,882	66
Total	$8,698	$77	$9,501	$98

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,797	$—	$184	$—
Agricultural land and production	—	—	—	—
Total commercial	3,797	—	184	—
Real estate:
Owner occupied	950	—	2,406	41
Real estate construction and other land loans	706	175	1,345	18
Commercial real estate	2,171	—	501	—
Agricultural real estate	274	—	—	—
Other real estate	—	—	—	—
Total real estate	4,101	175	4,252	59
Consumer:
Equity loans and lines of credit	2,032	—	1,837	—
Consumer and installment	—	—	11	—
Total consumer	2,032	—	1,848	—
Total with no related allowance recorded	9,930	175	6,284	59

With an allowance recorded:
Commercial:
Commercial and industrial	307	—	351	—
Agricultural land and production	—	—	—	—
Total commercial	307	—	351	—
Real estate:
Owner occupied	193	—	283	—
Real estate construction and other land loans	2,986	—	3,852	204
Commercial real estate	807	59	13	—
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	3,986	59	4,148	204
Consumer:
Equity loans and lines of credit	373	—	251	—
Consumer and installment	17	—	29	—
Total consumer	390	—	280	—
Total with an allowance recorded	4,683	59	4,779	204
Total	$14,613	$234	$11,063	$263

Foregone interest on nonaccrual loans totaled $366,000 and $270,000 for the nine month periods ended September 30, 2015 and 2014, respectively. For the three month periods ended September 30, 2015 and 2014, foregone interest on nonaccrual loans totaled $91,000 and $95,000, respectively.

Troubled Debt Restructurings:
As of September 30, 2015 and December 31, 2014, the Company has a recorded investment in troubled debt restructurings of $5,676,000 and $6,600,000, respectively. The Company has allocated $6,000 and $132,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2015 and December 31, 2014, respectively. The Company has committed to lend no additional amounts as of September 30, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.
During the nine month period ended September 30, 2015 two loans were modified as a troubled debt restructuring. The modification of the terms of such loan included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven. During the three months ended September 30, 2015 and September 30, 2014, no loans were modified as troubled debt restructurings.
The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial and Industrial	2	$42	$—	$42	$34

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2014 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Equity loans and lines of credit	1	$7	$—	$7	$4

During the three months ended September 30, 2015 and 2014 no loans were modified as troubled debt restructuring.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the nine months ended September 30, 2015 or September 30, 2014.

Note 5.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2015 was $29,917,000 consisting of $14,643,000, $8,934,000, and $6,340,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, and Visalia Community Bank, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. As of September 30, 2015, management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2015.
The intangible assets at September 30, 2015 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank of $1,365,000, and Service 1st Bancorp in 2008 of $1,400,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at

September 30, 2015 was $1,091,000 net of $1,674,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the third quarter of 2015. Management performed an annual impairment test on core deposit intangibles as of September 30, 2015 and determined no impairment was necessary. Amortization expense recognized was $253,000 and $252,000 for the nine month periods ended September 30, 2015 and 2014, respectively. Amortization expense recognized was $85,000 and $84,000 for the three month periods ended September 30, 2015 and 2014, respectively.
The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending	Estimated Core Deposit Intangible Amortization
2015	$68
2016	137
2017	137
2018	137
2019	137
Thereafter	475
$1,091

Note 6.  Borrowing Arrangements

As of September 30, 2015 and December 31, 2014, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $800,000 and $1,256,000, and market values totaling $884,000 and $1,364,000 at September 30, 2015 and December 31, 2014, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of September 30, 2015 and December 31, 2014, the Company had no Federal funds purchased.

Note 7.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of September 30, 2015 and December 31, 2014, the Company maintained a deferred tax valuation allowance of $20,000 related to California capital loss carryforwards.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of September 30, 2015 and December 31, 2014, the reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California was $206,000 and $180,000, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

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
     Commitments to extend credit amounting to $200,880,000 and $214,131,000 were outstanding at September 30, 2015 and December 31, 2014, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $199,673,000 and $212,501,000 at September 30, 2015 and December 31, 2014, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $24,505,000 and $15,977,000 as of September 30, 2015 and December 31, 2014, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $1,207,000 and $1,630,000 were outstanding at September 30, 2015 and December 31, 2014, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2015 or December 31, 2014.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2015 and December 31, 2014, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $195,000 and $165,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
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

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Net income available to common shareholders	$2,517	$2,351	$8,061	$7,660
Weighted average shares outstanding	10,938,160	10,919,630	10,928,780	10,917,892
Basic earnings per share	$0.23	$0.22	$0.74	$0.70

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Net income available to common shareholders	$2,517	$2,351	$8,061	$7,660
Weighted average shares outstanding	10,938,160	10,919,630	10,928,780	10,917,892
Effect of dilutive stock options	86,794	95,277	83,244	87,661
Weighted average shares of common stock and common stock equivalents	11,024,954	11,014,907	11,012,024	11,005,553
Diluted earnings per share	$0.23	$0.21	$0.73	$0.70

During the nine month periods ended September 30, 2015 and 2014, options to purchase 26,704 and 171,065 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.  During the three month periods ended September 30, 2015 and 2014, options to purchase 36,636 and 162,160 shares of common stock, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 10.  Share-Based Compensation

The Company has three share based compensation plans as described below. Share-based compensation cost recognized for those plans was $184,000 and $93,000 for the nine months ended September 30, 2015 and 2014, respectively. For the quarters ended September 30, 2015 and 2014, share-based compensation was $61,000 and $39,000, respectively. The recognized tax benefits for the share based compensation expense were $11,000 and $12,000, respectively, for the nine month periods ended September 30, 2015 and 2014. For the quarters ended September 30, 2015 and 2014, recognized tax benefits were $1,000 and $2,000, respectively.
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
     No options to purchase shares of the Company’s common stock were granted during the nine month periods ended September 30, 2015 and 2014.

A summary of the combined activity of the Company’s Stock Option Compensation Plans for the nine month period ended September 30, 2015 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2015	368,360	$8.89
Options exercised	(5,760)	$6.62
Options forfeited	(118,195)	$13.27
Options outstanding at September 30, 2015	244,405	$6.83	4.31	$1,288
Options vested or expected to vest at September 30, 2015	242,453	$6.82	4.29	$1,280
Options exercisable at September 30, 2015	211,885	$6.65	3.91	$1,155

Information related to the stock option plan is as follows (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Intrinsic value of options exercised	$26	$39
Cash received from options exercised	$38	$45
Excess tax benefit realized for option exercises	$4	$6

As of September 30, 2015, there was $99,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 1.97 years. The total fair value of options vested was $90,000 and $98,000 for the nine months ended September 30, 2015 and 2014.

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
The following table summarizes restricted stock activity for the nine month period ended September 30, 2015 as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2015	56,850	$12.68
Granted	9,268	$10.79
Vested	(11,085)	$12.67
Forfeited	(2,005)	$12.95
Nonvested outstanding shares at September 30, 2015	53,028	$12.34

    There were no grants of restrictive stock during the three month period ended September 30, 2015. During the quarter ended September 30, 2014, 48,425 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $12.95 per share on the date of grant. During the nine month period ended September 30, 2015, 9,268 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $10.79 per share on the date of grant. During the nine month period ended September 30, 2014, 57,330 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of 12.68 per share on the date of grant.These restricted common stock awards vest 20% after Year 1. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.

As of September 30, 2015, there were 53,028 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2015, there was $595,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 3.83 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $642,000 at September 30, 2015.

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

OVERVIEW

Third Quarter of 2015

In the third quarter of 2015, our consolidated net income was $2,517,000 compared to net income of $2,351,000 for the same period in 2014. Diluted EPS was $0.23 for the third quarter ended September 30, 2015 compared to $0.21 for the same period in 2014. The increase in net income during the third quarter of 2015 compared to the same period in 2014 is due to an increase in net interest income, partially offset by a decrease in non-interest income, and an increase in provision for credit losses. The Company recorded $100,000 in provision for credit losses during the third quarter of 2015 compared to none during the same period of 2014. Net interest income before the provision for credit losses increased $476,000 or 4.82% comparing the quarter ended September 30, 2015 to the same period in 2014.
Net interest margin (fully tax equivalent basis) was 4.01% for the quarter ended September 30, 2015 compared to 4.06% for the same period in 2014, a 5 basis point decrease. The margin decreased principally due to a decrease in yields on interest-earning assets. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 1 basis point to 0.09% for the quarter ended September 30, 2015 compared to 0.10% for the same period in 2014.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment and the continued increase in the ratio of non-interest bearing deposits to total deposits.
Non-interest income decreased $339,000 or 16.45% primarily due to an decrease in net realized gains on sales and calls of investment securities of $240,000, a $111,000 decrease in service charge income, and a $39,000 decrease in other income, partially offset by a $29,000 increase in loan placement fees, a $34,000 increase in Federal Home Loan Bank dividends, and a $2,000 increase in interchange fees. Non-interest expense decreased $23,000 or 0.25% for the same periods mainly due to decreases in data processing expenses, occupancy expenses, and net losses incurred on disposal or writedown of premises and equipment, offset by increases in salary and employee benefits, professional services, Internet banking expenses, and regulatory assessments.
Annualized return on average equity for the third quarter of 2015 was 7.47% compared to 7.10% for the same period in 2014. Total average equity was $134,709,000 for the third quarter 2015 compared to $132,458,000 for the third quarter 2014. The increase in ROE reflects an increase in net income, offset by an increase in capital from the retention of earnings net of dividends paid and decrease in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).
Our average total assets increased $69,997,000 or 6.03% to $1,230,687,000 at the end of the third quarter 2015 compared to the same period in 2014.  Total average interest-earning assets increased $69,401,000 or 6.57% comparing the third quarter of 2015 to the same period of 2014.  Average total loans, including nonaccrual loans, increased $52,063,000 or 9.54% comparing the third quarter of 2015 to the same period of 2014. Average total investments and interest-earning deposits increased $17,203,000 or 3.37% in the three month period ended September 30, 2015 compared to the same period in 2014.  Average interest-bearing liabilities increased $5,893,000 or 0.88% over the same period. Average non-interest bearing demand deposits increased 18.03% to $401,385,000 in 2015 compared to $340,066,000 for 2014.  The ratio of average non-interest bearing demand deposits to average total deposits was 37.35% in the third quarter of 2015 compared to 33.76% for 2014.

First Nine Months of 2015

For the nine months ended September 30, 2015, our consolidated net income was $8,061,000 compared to net income of $7,660,000 for the same period in 2014.  Diluted EPS was $0.73 for the first nine months of 2015 compared to $0.70 for the first nine months of 2014.  Net income increased 5.23%, primarily driven by an increase in non-interest income, offset by an increase in provision for credit losses in 2015 compared to 2014. During the nine month period ended September 30, 2015, our net interest margin (fully tax equivalent basis) decreased 12 basis points to 4.01%.  Net interest income before the provision for credit losses increased $258,000 or 0.86%.  Net interest income during the first nine months of 2015 and 2014 was benefited by approximately $274,000 and $861,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. Excluding these benefits, net interest income for the first nine months ended September 30, 2015 increased by $845,000 compared to the nine months ended September 30, 2014. Non-interest income increased $1,427,000 or 23.47%, and non-interest expense increased $493,000 or 1.86% in the first nine months of 2015 compared to 2014. During the nine months ended September 30, 2015, the Company recorded a provision for credit losses of $600,000. During the nine months ended September 30, 2014 the Company recorded a reverse provision for credit losses of $400,000.

Annualized return on average equity for the nine months ended September 30, 2015 was 8.01% compared to 7.90% for the same period in 2014.  Annualized return on average assets was 0.89% and 0.89% for the nine months ended September 30, 2015 and 2014, respectively.  Total average equity was $134,109,000 for the nine months ended September 30, 2015 compared to $129,208,000 for the same period in 2014.  The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid, partially offset by a decrease in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).

Our average total assets increased $61,777,000 or 5.38% in the first nine months of 2015 compared to the same period in 2014.  Total average interest-earning assets increased $53,470,000 or 5.12% comparing the first nine months of 2015 to the same period in 2014.  Average total loans increased 55,164,000 or 10.39%. Average total investments increased $2,465,000, or 0.48% in the nine month period ended September 30, 2015 compared to the same period in 2014.  Average interest-bearing liabilities increased $18,533,000 or 2.82% over the same period.

Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2015 was 4.01% compared to 4.13% for the same period in 2014. The decrease in net interest margin in the period-to-period comparison resulted primarily from a decrease in the yield on the loan portfolio and a decrease in the yield on the Company’s investment portfolio, offset by a decrease in the Company’s cost of funds.  The effective yield on interest earning assets decreased 14 basis points to 4.10% for the nine month period ended September 30, 2015 compared to 4.24% for the same period in 2014. For the nine months ended September 30, 2015, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 5 basis points. The effective yield on loans also decreased 39 basis points. The cost of total interest-bearing liabilities decreased 2 basis points to 0.16% compared to 0.18% for the same period in 2014.  The cost of total deposits, including noninterest bearing accounts, decreased 2 basis points to 0.09% for the nine months ended 2015 compared to 0.11% for the same period in 2014.

Net interest income before the provision for credit losses for the nine months ended September 30, 2015 was $30,137,000 compared to $29,879,000 for the same period in 2014, an increase of $258,000 or 0.86%.  Net interest income increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities. The Bank recovered $274,000 and $861,000 of foregone interest income and prepaid payment penalties in 2015 and 2014 , respectively. The Bank had non-accrual loans totaling $2,494,000 at September 30, 2015, compared to $14,052,000 at December 31, 2014 and $4,266,000 at September 30, 2014.  The Company had no other real estate owned at September 30, 2015, December 31, 2014, or September 30, 2014.

At September 30, 2015, we had total net loans of $590,197,000, total assets of $1,233,995,000, total deposits of $1,074,854,000, and shareholders’ equity of $137,453,000.

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
The Bank operates 21 branches which serve the communities of Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2015 FDIC data, the Bank’s branches in Fresno, Madera, and Tulare Counties had a 4.76% combined deposit market share of all insured depositories. The Bank’s branches in Merced, Sacramento, San Joaquin, and Stanislaus Counties had a 0.43% combined deposit market share of all insured depositories.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 8.01% for the nine months ended September 30, 2015 compared to 4.06% for the year ended December 31, 2014 and 7.90% for the annualized nine months ended September 30, 2014.  Our net income for the nine months ended September 30, 2015 increased $401,000 or 5.23% to $8,061,000 compared to $7,660,000 for the nine months ended September 30, 2014.  Net income increased due to an increase in non-interest income, and an increase in net interest income offset by an increase in provision for credit losses, and an increase in non-interest expenses in 2015 compared to 2014. Net interest margin (NIM) decreased 12 basis points comparing the nine month periods ended September 30, 2015 and 2014.  Diluted EPS was $0.73 for the nine months ended September 30, 2015 and $0.70 for the same period in 2014.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2015 was 0.89% compared to 0.46% for the year ended December 31, 2014 and 0.89% for the annualized nine months ended September 30, 2014.  The increase in ROA compared to December 2014 is due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the nine months ended September 30, 2015 were $1,209,143,000 compared to $1,157,483,000 for the year ended December 31, 2014.  ROA for our peer group was 1.10% for the year ended December 31, 2014.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $600 million to $2.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  The Company’s net interest margin (fully tax equivalent basis) was 4.01% for the nine months ended September 30, 2015, compared to 4.13% for the same period in 2014.  The decrease in net interest margin is principally due to continued growth in earning assets in a low rate and competitive economic environment. The Company’s net interest margin was positively impacted by the decrease in our rates on interest-bearing liabilities.  More specifically, a decrease in the Company’s cost of funds partially offset the decrease in the yield on the Company’s loan portfolio and the decrease in the yield on the Company’s investment portfolio. Net interest income was positively impacted during the nine months ended September 30, 2015 and 2014 by the collection of nonaccrual loans which resulted in a recovery of interest income of $274,000 and $861,000, respectively. In comparing the two periods, the effective yield on total earning assets decreased 14 basis points, while the cost of total interest bearing liabilities decreased 2 basis points and the cost of total deposits decreased 2 basis points.  The Company’s total cost of deposits for the nine months ended September 30, 2015 was 0.09% compared to 0.11% for the same period in 2014.  At September 30, 2015, 36.23% of the Company’s average total deposits were non-interest bearing compared to 34.08% for the Company’s peer group as of December 31, 2014.  Net interest income before the provision for credit losses for the nine month period ended September 30, 2015 was $30,137,000 compared to $29,879,000 for the same period in 2014.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank owned life insurance, and net gains from sales of investment securities. Non-interest income for the nine months ended September 30, 2015 increased $1,427,000 or 23.47%, to $7,508,000 compared to $6,081,000 for the nine months ended September 30, 2014.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, and Federal Home Loan Bank dividends, offset by decreases in interchange fees, and service charge income compared to the comparable 2014 period. Further detail of non-interest income is provided below.

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
The Company had non-performing loans totaling $2,494,000 or 0.42% of total loans as of September 30, 2015 and $14,052,000 or 2.45% of total loans at December 31, 2014.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had no other real estate owned (OREO) at September 30, 2015 or December 31, 2014. The Company’s ratio of nonperforming assets as a percentage of total assets was 0.20% as of September 30, 2015 and 1.18% at December 31, 2014.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $41,812,000 or 3.51% during the nine months ended September 30, 2015 to $1,233,995,000 compared to $1,192,183,000 as of December 31, 2014.  Total gross loans increased by 4.66% or $26,702,000 to $599,290,000 as of September 30, 2015 compared to $572,588,000 as of December 31, 2014.  Total deposits increased 3.44% to $1,074,854,000 as of September 30, 2015 compared to $1,039,152,000 as of December 31, 2014. Our loan to deposit ratio at September 30, 2015 was 55.76% compared to 55.10% at December 31, 2014.  The loan to deposit ratio of our peers was 76.07% at December 31, 2014.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2015, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 69.93% for the first nine months of 2015 compared to 69.66% for the first nine months of 2014.  The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense. More interest income was recovered on nonaccrual loans in 2014 as compared to 2015. Further discussion of the change in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of OREO related gain, investment securities related gains, and gain related to the collection of life insurance proceeds, increased 1.79% to $38,213,000 for the first nine months of 2015 compared to $37,541,000 for the same period in

2014, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 2.19% to $26,722,000 from $26,150,000 for the same period in 2014.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $304,043,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the First Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014:

Net income increased to $8,061,000 for the nine months ended September 30, 2015 compared to $7,660,000 for the nine months ended September 30, 2014.  Basic and diluted earnings per share for September 30, 2015 were $0.74 and $0.73, respectively. Basic and diluted earnings per share for the same period in 2014 were $0.70 and $0.70, respectively. Annualized ROE was 8.01% for the nine months ended September 30, 2015 compared to 7.90% for the nine months ended September 30, 2014.  Annualized ROA for both nine month periods ended September 30, 2015 and 2014 was 0.89%.

The increase in net income for the nine months ended September 30, 2015 compared to the same period in 2014 can be attributed primarily to an increase in non-interest income, and also to an increase in net interest income, and a decrease in income tax expense, partially offset by an increase in provision for credit losses, and an increase in non-interest expense. The increase in non-interest income was primarily driven by an increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees, and an increase in Federal Home Loan Bank dividends, partially offset by a decrease in interchange fees and a decrease in service charge income, compared to the comparable 2014 period. The Company realized a $345,000 tax-free gain related to the collection of life insurance proceeds in June 2015 which is included in Other non-interest income. Non-interest expense increased for the same periods mainly due to increases in salaries and employee benefits, professional services, Internet banking expenses, regulatory assessments, telephone expenses, license and maintenance contracts, and advertising fees, offset by decreases in occupancy expense, net losses on disposal or writedown of premises and equipment, data processing expense, risk management expenses, and ATM/Debit card expenses. Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$62,664	$147	0.31%	$55,463	$134	0.32%
Securities:
Taxable securities	277,262	3,477	1.67%	297,528	4,127	1.85%
Non-taxable securities (1)	176,075	7,010	5.31%	160,513	6,522	5.42%
Total investment securities	453,337	10,487	3.08%	458,041	10,649	3.10%
Federal funds sold	242	—	0.25%	274	1	0.25%
Total securities and interest-earning deposits	516,243	10,634	2.75%	513,778	10,784	2.80%
Loans (2) (3)	576,356	22,677	5.26%	525,492	22,197	5.65%
Federal Home Loan Bank stock	4,810	474	13.14%	4,669	237	6.77%
Total interest-earning assets	1,097,409	$33,785	4.10%	1,043,939	$33,218	4.24%
Allowance for credit losses	(8,782)			(8,333)
Nonaccrual loans	9,677			5,377
Other real estate owned	45			48
Cash and due from banks	24,991			23,447
Bank premises and equipment	9,733			10,591
Other non-earning assets	76,070			72,297
Total average assets	$1,209,143			$1,147,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$297,590	$194	0.09%	$262,390	$183	0.09%
Money market accounts	223,530	108	0.06%	226,637	133	0.08%
Time certificates of deposit, under $100,000	55,712	137	0.33%	59,375	171	0.39%
Time certificates of deposit, $100,000 and over	94,822	279	0.39%	104,720	326	0.42%
Total interest-bearing deposits	671,654	718	0.14%	653,122	813	0.17%
Other borrowed funds	5,156	73	1.87%	5,155	72	1.87%
Total interest-bearing liabilities	676,810	$791	0.16%	658,277	$885	0.18%
Non-interest bearing demand deposits	381,653			345,091
Other liabilities	16,571			14,790
Shareholders’ equity	134,109			129,208
Total average liabilities and shareholders’ equity	$1,209,143			$1,147,366
Interest income and rate earned on average earning assets		$33,785	4.10%		$33,218	4.24%
Interest expense and interest cost related to average interest-bearing liabilities		791	0.16%		885	0.18%
Net interest income and net interest margin (4)		$32,994	4.01%		$32,333	4.13%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $2,383 and $2,217 in 2015 and 2014, respectively.

(2)	Loan interest income includes loan fees of $96 in 2015 and $236 in 2014

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Nine Months Ended September 30, 2015 and 2014
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$17	$(4)	$13
Investment securities:
Taxable	(284)	(366)	(650)
Non-taxable (1)	632	(144)	488
Total investment securities	348	(510)	(162)
Federal funds sold	(1)	—	(1)
Loans	2,149	(1,669)	480
FHLB Stock	7	230	237
Total earning assets (1)	2,520	(1,953)	567
Interest expense:
Deposits:
Savings, NOW and MMA	23	(38)	(15)
Certificates of deposit under $100,000	(11)	(23)	(34)
Certificates of deposit $100,000 and over	(31)	(16)	(47)
Total interest-bearing deposits	(19)	(77)	(96)
Other borrowed funds	1	—	1
Total interest bearing liabilities	(18)	(77)	(95)
Net interest income (1)	$2,538	$(1,876)	$662

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $480,000 or 2.16% for the nine months ended September 30, 2015 compared to the same period in 2014. Net interest income during the first nine months of 2015 was positively impacted by an increase in average total loans in 2015, increasing by $55,164,000 or 10.39% to $586,033,000 compared to $530,869,000 for the same period in 2014. Net interest income during the first nine months of 2015 was positively impacted by approximately $274,000 in nonrecurring income from prepayment penalties and payoff of nonaccrual loans. Net interest income during the first nine months of 2014 had been positively impacted by the collection of nonaccrual loans totaling $1,846,000, which resulted in a recovery of interest income of $861,000. The yield on average loans, excluding nonaccrual loans, was 5.26% for the nine months ended 2015 as compared to 5.65% for the same period in 2014.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $316,000 in the first nine months of 2015 to $8,251,000 compared to $8,567,000, for the same period in 2014.  The yield on average investments decreased 5 basis points to 2.75% for the nine month period ended September 30, 2015 compared to 2.80% for the same period in 2014. Average total securities and interest-earning deposits for the first nine months of 2015 increased $2,465,000 or 0.48% to $516,243,000 compared to $513,778,000 for the same period in 2014.  Income from investments represents 27.38% of net interest income for the first nine months of 2015 compared to 28.67% for the same period in 2014.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2015, we held $214,288,000 or 44.16% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.77%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and

MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The net-of-tax unrealized gain on the investment portfolio was $4,913,000 at September 30, 2015 and is reflected in the Company’s equity.  At September 30, 2015, the average life of the investment portfolio was 5.89 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $8,114,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail.  Future deterioration in the market values of our investment securities may require the Company to recognize future OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2015, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $37,701,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $29,215,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the nine months ended September 30, 2015 increased $164,000 or 0.53% to $30,928,000 compared to $30,764,000 for the nine months ended September 30, 2014.  The yield on interest earning assets decreased 14 basis point to 4.10% on a fully tax equivalent basis for the nine months ended September 30, 2015 from 4.24% for the nine months ended September 30, 2014, primarily due to the decrease in yields on loans and investment securities. Net interest income during the nine months ended September 30, 2015 and 2014 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of $274,000 and $861,000, respectively.  Average interest earning assets increased to $1,097,409,000 for the nine months ended September 30, 2015 compared to $1,043,939,000 for the nine months ended September 30, 2014.  The $53,470,000 increase in average earning assets can be attributed to the $50,864,000 or 9.68% increase in average loans and the $2,465,000 increase in average investments.
Interest expense on deposits for the nine months ended September 30, 2015 decreased $95,000 or 11.69% to $718,000 compared to $813,000 for the nine months ended September 30, 2014.  This decrease in interest expense was primarily due to repricing of interest bearing deposits. The average interest rate on interest bearing deposits decreased 3 basis points to 0.14% for the nine months ended September 30, 2015 from 0.17% in 2014 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 2.84% or $18,532,000 to $671,654,000 for the nine months ended September 30, 2015 compared to $653,122,000 for the same period ended September 30, 2014.
Average other borrowed funds increased $1,000 or 0.02% to $5,156,000 with an effective rate of 1.87% for the nine months ended September 30, 2015 compared to $5,155,000 with an effective rate of 1.87% for the nine months ended September 30, 2014.  Total interest expense on other borrowed funds was $73,000 for the nine months ended September 30, 2015 and $72,000 for the nine months ended September 30, 2014.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The FHLB advances are fixed rate short-term borrowings. FHLB advances have matured and have not been replaced due to the influx of deposits. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.88% and 1.83% at September 30, 2015 and 2014, respectively.  See the section on Financial Condition for more detail.
The cost of our interest-bearing liabilities decreased 2 basis points to 0.16% for the nine month period ended September 30, 2015 compared to 0.18% for 2014. The cost of total deposits decreased to 0.09% for the nine month period ended September 30, 2015 compared to 0.11% for same period in 2014.  Average non-interest bearing demand deposits increased 10.59% to $381,653,000 in 2015 compared to $345,091,000 for 2014.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 36.23% in the nine month period of 2015 compared to 34.57% for the same period in 2014.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2015 increased by $258,000 or 0.86% to $30,137,000 compared to $29,879,000 for the same period in 2014.  The increase was a result of yield changes, an increase in average earning assets, asset mix changes, partially offset by a three basis point decrease in the average interest rate on interest bearing deposits, and an increase in average interest bearing liabilities. Net interest income for the first nine months of 2015 was impacted by the collection of nonaccrual loans which resulted in recovery of interest income of approximately $274,000 compared to 2014 when we collected nonaccrual loans of $1,846,000 which resulted in an interest income recovery of $861,000. Average interest earning assets were $1,097,409,000 for the nine months ended September 30, 2015 with a net interest margin (fully tax equivalent basis) of 4.01% compared to $1,043,939,000 with a net interest margin (fully tax equivalent basis) of 4.13% for the nine months ended September 30, 2014.  The $53,470,000 increase in average earning assets can be attributed to the $50,864,000 or 9.68% increase in average loans, and the $2,465,000 increase in average total investments.  Average interest bearing liabilities increased 2.82% to $676,810,000 for the nine months ended September 30, 2015, compared to $658,277,000 for the same period in 2014.  For the nine months ended September 30, 2015, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased five basis points. The effective yield on loans decreased 39 basis points, of which, 16 basis points were attributed to the decline in recovered interest income from loans previously identified as non-accrual
.

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
The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board has established initial responsibility for the accuracy of credit risk grades with the individual credit officer.  The grading is then submitted to the Chief Credit Officer (CCO), who reviews the grades for accuracy and gives final approval.  The CCO is not involved in loan originations.  The risk grading and reserve allocation is analyzed quarterly by the Senior Risk Manager, CCO, Chief Financial Officer, and Board; and at least annually by a third party credit reviewer and by various regulatory agencies.
Quarterly, the Senior Risk Manager and the CCO set the specific reserve for all adversely risk-graded credits.  This process includes the utilization of loan delinquency reports, classified asset reports, and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not impaired based on inherent risk in those loans.
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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	September 30, 2015	December 31, 2014
Commercial:
Commercial and industrial	$3,170	$2,753
Agricultural land and production	453	377
Total commercial	3,623	3,130
Real estate:
Owner occupied	1,483	1,380
Real estate construction and other land loans	661	837
Commercial real estate	1,553	1,201
Agricultural real estate	795	564
Other real estate	99	76
Total real estate	4,591	4,058
Consumer:
Equity loans and lines of credit	571	811
Consumer and installment	203	267
Total consumer	774	1,078
Unallocated reserves	105	42
Total allowance for credit losses	$9,093	$8,308

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
During the nine months ended September 30, 2015, the Company recorded a provision for credit losses of $600,000. The company recorded a reverse provision for credit losses of $400,000 during the nine months ended September 30, 2014.  The additions and reversal of the provisions is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.
During the fourth quarter of 2014, the Company recorded a provision for credit losses of approximately $8.4 million in connection with the partial charge-off of a single commercial and agricultural relationship. The Company is actively working to collect all balances legally owed to the Company. The Company plans to continue to track and identify any expenses, net of recoveries, associated with the collection efforts of this commercial and agricultural relationship.  For the nine months ended September 30, 2015, collection expenses related to this relationship totaled $303,000.
During the nine months ended September 30, 2015, the Company had net recoveries totaling $185,000 compared to net charge-offs of $1,319,000 for the same period in 2014. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.
Nonperforming loans were $2,494,000 and $14,052,000 at September 30, 2015 and December 31, 2014, respectively, and $4,266,000 at September 30, 2014.  Nonperforming loans as a percentage of total loans were 0.42% at September 30, 2015 compared to 2.45% at December 31, 2014 and 0.77% at September 30, 2014.  The Company had no other real estate owned (OREO) at September 30, 2015 or December 31, 2014.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.04)% for the nine months ended September 30, 2015, and 0.33% for the same period in 2014.
Notwithstanding improvements in the economy, we expect some weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future.  Many of the agricultural crops grown by our Central Valley customers have been harvested with results demonstrating that California’s drought has harmed crop yields compared to the previous year for certain crops. Many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. We closely monitored the water and the related issues affecting our customers in 2014 and first nine months of 2015, and we will continue to remain vigilant for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.
As of September 30, 2015, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $29,537,000 for the nine months period ended September 30, 2015 and $30,279,000 for the same period in 2014.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $7,508,000 for the nine months ended September 30, 2015 compared to $6,081,000 for the same period in 2014.  The $1,427,000 or 23.47% increase in non-interest income was primarily due to a $886,000 increase in net realized gains on sales and calls of investment securities, a $393,000 increase in loan placement fees, a $237,000 increase in Federal Home Loan Bank dividends, partially offset by a $43,000 decrease in interchange fees, a $120,000 decrease in customer service charges, and a decrease in appreciation in cash surrender value of bank owned life insurance of $8,000. The Company realized a $345,000 tax-free gain related to the collection of life insurance proceeds in June 2015 which is included in Other non-interest income.
During the nine months ended September 30, 2015, we realized a net gain on sales and calls of investment securities of $1,459,000 compared to $573,000 for the same period in 2014.  The net gain realized on sales and calls of investment securities in 2015 and 2014 was the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges decreased $120,000 or 4.92% to $2,321,000 for the first nine months of 2015 compared to $2,441,000 for the same period in 2014. Loan placement fees increased $393,000 or 98.00% to $794,000 for the first nine months of 2015 compared to $401,000 for the same period in 2014, primarily due to an increase in mortgage refinances. Interchange fees decreased $43,000 to $881,000 first nine months of 2015 compared to $924,000 for the same period in 2014.
The Bank holds stock from the Federal Home Loan Bank in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $4,823,000 in FHLB stock.  We received dividends totaling $474,000 in the nine months ended September 30, 2015, compared to $237,000 for the same period in 2014.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $493,000 or 1.86% to $27,013,000 for the nine months ended September 30, 2015, compared to $26,520,000 for the nine months ended September 30, 2014.  The net increase in 2015 was a result of increases in professional services of $326,000, salaries and employee benefits of $639,000, Internet banking expenses of $182,000, license and maintenance contracts of $8,000, regulatory assessments of $252,000, and advertising fees of $12,000, offset by a decrease in data processing expenses of $500,000, occupancy and equipment expenses of $149,000, ATM/Debit card expenses of $65,000,and other non-interest expenses of $213,000. The increase in professional services was driven by $303,000 related to defending and collecting a deteriorated credit.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 69.93% for the first nine months of 2015 compared to 69.66% for the nine months ended September 30, 2014.
Salaries and employee benefits increased $639,000 or 4.31% to $15,472,000 for the first nine months of 2015 compared to $14,833,000 for the nine months ended September 30, 2014.  Full time equivalent employees were 271 at September 30, 2015, compared to 269 at September 30, 2014. The increase in salaries and employee benefits was primarily the result of higher health insurance expenses and increased performance incentives.

Occupancy and equipment expense decreased $149,000 or 4.06% to $3,522,000 for the nine months ended September 30, 2015 compared to $3,671,000 for the nine months ended September 30, 2014. The Company made no changes in its depreciation expense methodology.
Data processing expense decreased to $862,000 for the nine month period ended September 30, 2015 compared to $1,362,000 for the same period in 2014. The first nine months of 2014 included higher expenses which related to final conversion from VCB platforms. Also, the contracts were renegotiated for 2015 which the Company has benefited from tremendously.
Regulatory assessments increased to $821,000 for the nine month period ended September 30, 2015 compared to $569,000 for the same period in 2014.  The assessment base for calculating the amount owed is average assets minus average tangible equity. The increase in regulatory assessments was a result of a higher assessment rate which was a result of changes in credit quality ratios used in determining the assessment rate along with higher average assets.
Other categories of non-interest expenses decreased $213,000 or 6.52% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2015		2014
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$211	0.02%	$201	0.02%
Director fees and related expenses	214	0.02%	197	0.02%
Amortization of software	174	0.02%	174	0.02%
Postage	158	0.02%	179	0.02%
Risk management expense	121	0.01%	161	0.02%
Personnel other	128	0.01%	116	0.01%
Armored courier fees	163	0.02%	169	0.02%
Telephone	209	0.02%	163	0.02%
Donations	134	0.01%	135	0.02%
Appraisal fees	48	0.01%	96	0.01%
Education/training	113	0.01%	113	0.01%
General insurance	112	0.01%	104	0.01%
Loss on sale or write-down of assets	6	—%	191	0.02%
Operating losses	35	—%	32	—%
Other	1,227	0.14%	1,235	0.14%
Total other non-interest expense	$3,053	0.34%	$3,266	0.38%

Provision for Income Taxes

Our effective income tax rate was 19.65% for the nine months ended September 30, 2015 compared to 22.15% for the nine months ended September 30, 2014. The Company reported an income tax provision of $1,971,000 for the nine months ended September 30, 2015, compared to $2,180,000 for the nine months ended September 30, 2014.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits. The decrease in the effective tax rate during 2015 was primarily due to the additional nontaxable gain on collection of life insurance proceeds received in the second quarter of 2015. Permanent tax adjustments in 2015 remained consistent with the 2014 amounts. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.
The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation is recorded as an additional income tax expense in the period the tax valuation allowance is created.  Based on management’s analysis as of September 30, 2015 and December 31, 2014, the Company determined that the deferred tax valuation allowance in the amount of $20,000 for California capital loss carryforwards was appropriate.

Net Income for the Third Quarter of 2015 Compared to the Third Quarter of 2014:

Net income was $2,517,000 for the quarter ended September 30, 2015 compared to $2,351,000 for the quarter ended September 30, 2014.  Basic earnings per share was $0.23 for the quarter ended September 30, 2015 compared to $0.22 for the same period in 2014. Diluted earnings per share was $0.23 for the quarter ended September 30, 2015 compared to $0.21 for the same period in 2014  Annualized ROE was 7.47% for the quarter ended September 30, 2015 compared to 7.10% for the quarter ended September 30, 2014.  Annualized ROA for the three months ended September 30, 2015 was 0.82% compared to 0.81% for the quarter ended September 30, 2014.

The increase in net income for the quarter ended September 30, 2015 compared to the same period in the prior year was primarily due to an increase in net interest income before the provision for credit losses, and also to a decrease in non-interest expense, and a decrease in the provision for income taxes, partially offset by an increase in provision for credit losses, and a decrease in non-interest income. The Company recorded $100,000 in provision for credit losses during the third quarter of 2015 compared to none during the same period of 2014. Non-interest income decreased primarily due to a decrease of $240,000 in net realized gains on sales and calls of investment securities, a decrease in service charges of $111,000, and an decrease in other income of $39,000, partially offset by the increase in Federal Home Loan Bank dividends of $34,000, an increase in loan placement fees of $29,000, and an increase in interchange fees of $2,000.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$60,569	$49	0.32%	$44,877	$37	0.32%
Securities
Taxable securities	285,655	1,234	1.69%	300,520	1,341	1.78%
Non-taxable securities (1)	181,233	2,413	5.21%	164,796	2,226	5.40%
Total investment securities	466,888	3,647	3.06%	465,316	3,567	3.00%
Federal funds sold	249	—	0.25%	310	—	0.25%
Total securities and interest-earning deposits	527,706	3,696	2.74%	510,503	3,604	2.76%
Loans (2) (3)	593,395	7,747	5.18%	541,229	7,301	5.35%
Federal Home Loan Bank stock	4,823	120	9.95%	4,791	86	7.18%
Total interest-earning assets	1,125,924	$11,563	4.11%	1,056,523	$10,991	4.16%
Allowance for credit losses	(8,857)			(7,439)
Non-accrual loans	4,333			4,436
Other real estate owned	—			—
Cash and due from banks	24,482			22,153
Bank premises and equipment	9,517			10,615
Other non-earning assets	75,288			74,402
Total average assets	$1,230,687			$1,160,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$300,076	$71	0.09%	$270,474	$57	0.08%
Money market accounts	223,912	37	0.07%	235,769	39	0.07%
Time certificates of deposit, under $100,000	52,765	47	0.35%	54,221	64	0.47%
Time certificates of deposit, $100,000 and over	96,520	91	0.37%	106,916	89	0.33%
Total interest-bearing deposits	673,273	246	0.14%	667,380	249	0.15%
Other borrowed funds	5,155	25	1.90%	5,155	23	1.77%
Total interest-bearing liabilities	678,428	$271	0.16%	672,535	$272	0.16%
Non-interest bearing demand deposits	401,385			340,066
Other liabilities	16,165			15,631
Shareholders’ equity	134,709			132,458
Total average liabilities and shareholders’ equity	$1,230,687			$1,160,690
Interest income and rate earned on average earning assets		$11,563	4.11%		$10,991	4.16%
Interest expense and interest cost related to average interest-bearing liabilities		271	0.16%		272	0.16%
Net interest income and net interest margin (4)		$11,292	4.01%		$10,719	4.06%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $820 and $757 in 2015 and 2014, respectively.

(2)	Loan interest income includes loan (costs) fees of $(54) in 2015 and $64 in 2014

(3)	Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans..

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended September 30, 2015 and 2014
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$13	$(1)	$12
Investment securities:
Taxable	(66)	(41)	(107)
Non-taxable (1)	222	(35)	187
Total investment securities	156	(76)	80
Federal funds sold	—	—	—
Loans	704	(258)	446
FHLB Stock	—	34	34
Total earning assets (1)	873	(301)	572
Interest expense:
Deposits:
Savings, NOW and MMA	4	8	12
Certificates of deposit under $100,000	(2)	(15)	(17)
Certificates of deposit $100,000 and over	(9)	11	2
Total interest-bearing deposits	(7)	4	(3)
Other borrowed funds	—	2	2
Total interest bearing liabilities	(7)	6	(1)
Net interest income (1)	$880	$(307)	$573

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $446,000 or 6.11% to $7,747,000 for the third quarter of 2015 compared to $7,301,000 for the same period in 2014.  Average total loans, including nonaccrual loans, for the third quarter of 2015 increased $52,063,000 or 9.54% to $597,728,000 compared to $545,665,000 for the same period in 2014.  Yield on the loan portfolio was 5.18% and 5.35% for the third quarters ending September 30, 2015 and 2014, respectively.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 27.78% of net interest income for the third quarter of 2015 compared to 28.83% for the same quarter in 2014. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $29,000 in the third quarter of 2015 to $2,876,000 compared to $2,847,000, for the same period in 2014.  The yield on average investments decreased 2 basis points to 2.74% on a fully tax equivalent basis for the third quarter of 2015 compared to 2.76% on a fully tax equivalent basis for the third quarter of 2014. We experienced a decrease in yield in our investment securities in 2015 due to an increase in the rate of prepayments on mortgage backed securities compared to the same period in 2014 as well as purchases at lower yielding bonds with higher purchase premiums.  Average total investments for the third quarter of 2015 increased $17,203,000 or 3.37% to $527,706,000 compared to $510,503,000 for the third quarter of 2014.

Total interest income for the third quarter of 2015 increased $475,000 or 4.68% to $10,623,000 compared to $10,148,000 for the third quarter ended September 30, 2014.  The yield on interest earning assets decreased to 4.11% on a fully tax equivalent basis for the third quarter ended September 30, 2015 from 4.16% on a fully tax equivalent basis for the third quarter ended September 30, 2014.  Average interest earning assets increased to $1,125,924,000 for the third quarter ended September 30, 2015 compared to $1,056,523,000 for the third quarter ended September 30, 2014.  The $69,401,000 increase in average earning assets can be attributed to the $52,166,000 increase in average loans, and the $17,203,000 increase in total investments.

Interest expense on deposits for the quarter ended September 30, 2015 decreased $3,000 or 1.20% to $246,000 compared to $249,000 for the quarter ended September 30, 2014.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, decreased 1 basis points to 0.09% for the quarter ended September 30, 2015 compared to 0.10% for the same period in 2014.  This decrease was due to the repricing of interest bearing deposits in the lower current interest rate environment.  Average interest bearing deposits increased 0.88% or $5,893,000 comparing the third quarter of 2015 to the same period in 2014.  Average interest-bearing deposits were $673,273,000 for the quarter ended September 30, 2015, with an effective rate paid of 0.14%, compared to $667,380,000 for the same period in 2014, with an effective rate paid of 0.15%.

Average other borrowed funds totaled $5,155,000 for the quarters ended September 30, 2015 and 2014, with an effective rate of 1.90% for the quarter ended September 30, 2015 compared to 1.77% for the quarter ended September 30, 2014.  As a result, interest expense on borrowed funds increased $2,000 to $25,000 for the quarter ended September 30, 2015, from $23,000 for the quarter ended September 30, 2014.  Other borrowings are comprised entirely of junior subordinated deferrable interest debentures. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 1.88% and 1.83% at September 30, 2015 and 2014, respectively.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities was 0.16% for both of the quarters ending September 30, 2015 and September 30, 2014.  The cost of total deposits decreased to 0.09% for the quarter ended September 30, 2015 compared to 0.10% for quarter ended September 30, 2014.  Average non-interest bearing demand deposits increased 18.03% to $401,385,000 in 2015 compared to $340,066,000 for 2014.  The ratio of average non-interest bearing demand deposits to average total deposits was 37.35% in the third quarter of 2015 compared to 33.76% for 2014.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2015, increased $476,000 or 4.82% to $10,352,000 compared to $9,876,000 for the quarter ended September 30, 2014.  The increase was due to the increase in average interest earning assets, asset mix changes, partially offset by an increase in average interest-bearing liabilities. Our net interest margin decreased 5 basis points.  Average interest earning assets were $1,125,924,000 for the three months ended September 30, 2015, with a net interest margin (fully tax equivalent basis) of 4.01% compared to $1,056,523,000 with a net interest margin (fully tax equivalent basis) of 4.06% for the quarter ended September 30, 2014.  The $69,401,000 increase in average earning assets can be attributed to a $52,063,000 increase in loans, and the $17,203,000 increase in total investments.  Average interest bearing liabilities increased 0.88% to $678,428,000 for the three months ended September 30, 2015 compared to $672,535,000 for the same period in 2014.

Provision for Credit Losses

The Company recorded $100,000 in provision for credit losses during the third quarter of 2015 compared to none during the same period of 2014.  The decision to record the provision adjustments to the allowance for credit losses in either period is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.19)% for the quarter ended September 30, 2015 compared to (0.13)% for the quarter ended September 30, 2014.  During the quarter ended September 30, 2015, the Company had a net recovery totaling $279,000 compared to a net recovery of $182,000 for the same period in 2014. Gross recoveries of previously charged off loan balances during the quarters ended September 30, 2015 and 2014 were $312,000 and $240,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off. The $100,000 provision for loan losses recorded during the quarter was necessitated by loan growth.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, FHLB stock dividends, and other income.  Non-interest income was $1,722,000 for the quarter ended September 30, 2015 compared to $2,061,000 for the same period ended September 30, 2014.  The $339,000 or 16.45% decrease in non-interest income for the quarter ended September 30, 2015 was primarily due to a $240,000 decrease in net realized gains on sales and calls of investment securities, a $111,000 decrease in service charge income, and a $14,000 decrease in appreciation in cash surrender value of bank owned life insurance, partially offset by a $29,000 increase in loan placement fees, a $34,000 increase in Federal Home Loan Bank dividends, and a $2,000 increase in interchange fees.

Customer service charges decreased $111,000 or 13.69% to $700,000 for the third quarter of 2015 compared to $811,000 for the same period in 2014, due primarily to a decrease in overdraft and analysis fee income.  Other income decreased $39,000 or 14.94% to $222,000 for the third quarter of 2015 compared to $261,000 for the same period in 2014.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses decreased $23,000 or 0.25% to $9,028,000 for the quarter ended September 30, 2015 compared to $9,051,000 for the same period in 2014. Consistent with the changes discussed above for the nine month periods, the net decrease quarter over quarter was a result of decreases in occupancy and equipment of $18,000, decreases in data processing expenses of $161,000, decreases in ATM/Debit card expenses of $21,000,and decreases in license and maintenance expenses of $5,000, offset by increases in salaries and employee benefits of $178,000, increases in professional fees of $20,000, and increases in regulatory assessments of $46,000, and increases in Internet banking of $33,000. Contract renegotiation aided the data processing expense decrease for the quarter ended September 30, 2015.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (excluding net gains from sales of securities and assets and gains on collection of insurance proceeds), improved to 69.36% for the third quarter of 2015 compared to 71.40% for the third quarter of 2014.

Salaries and employee benefits increased $178,000 or 3.51% to $5,254,000 for the third quarter of 2015 compared to $5,076,000 for the third quarter of 2014.  The increase in salaries and employee benefits for the third quarter of 2015 can be attributed to a slight increase in the number of full-time equivalent employees. The number of full time equivalent employees as of September 30, 2015, December 31, 2014 and September 30, 2014 were 271, 271, and 269, respectively. The salaries and employee benefits increase can also be attributed to higher commissions paid on a larger volume of loan placements, higher compensation expense related to the restricted common stock awards, higher health insurance expense, higher deferred compensation interest expense, higher workers compensation expense, and higher 401K match expense, offset by lower incentive expense and higher loan origination costs recognized.

Other non-interest expenses included decreases of $125,000 in net losses on disposal or writedown of premises and equipment, $6,000 in risk management expense, $11,000 in appraisal expenses, 8,000 in armored courier expense, 7,000 in postage fees, $6,000 in check printing expense, offset by increases of 19,000 in telephone expenses, $17,000 in donations, 14,000 in software amortization, $3,000 in education/training expenses, $1,000 in credit card processing expenses, as compared to the same period in 2014.

Provision for Income Taxes

The effective income tax rate was 14.56% for the third quarter of 2015 compared to 18.54% for the same period in 2014.  Provision for income taxes totaled $429,000 and $535,000 for the quarters ended September 30, 2015 and 2014, respectively.  Our low effective tax rate is due primarily to federal tax deductions for tax free municipal bond income, solar tax credits, and state hiring tax credits. Permanent tax adjustments in 2015 remained consistent with the 2014 amounts.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2015 compared to December 31, 2014.

Total assets were $1,233,995,000 as of September 30, 2015, compared to $1,192,183,000 as of December 31, 2014, an increase of 3.51% or $41,812,000.  Total gross loans were $599,290,000 as of September 30, 2015, compared to $572,588,000 as of December 31, 2014, an increase of $26,702,000 or 4.66%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 2.47% or $12,836,000 to $533,347,000.  Total deposits increased 3.44% or $35,702,000 to $1,074,854,000 as of September 30, 2015, compared to $1,039,152,000 as of December 31, 2014.  Shareholders’ equity increased $6,408,000 or 4.89% to $137,453,000 as of September 30, 2015, compared to $131,045,000 as of December 31, 2014, The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid offset by a decrease in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $16,533,000 as of September 30, 2015, compared to $16,831,000 as of December 31, 2014, a decrease of $298,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2015, investment securities with a fair value of $126,238,000, or 26.02% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at September 30, 2015 was 55.76% compared to 55.10% at December 31, 2014.  The loan to deposit ratio of our peers was 76.07% at December 31, 2014.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 2.47% or $12,836,000 to $533,347,000 at September 30, 2015, from $520,511,000 at December 31, 2014.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $8,114,000 at September 30, 2015, compared to an unrealized gain of $8,896,000 at December 31, 2014.
The board and management have had many discussions about their strategy for risk management in dealing with potential losses should interest rates begin to rise. Since June 2013, we have been managing the portfolio with an objective of minimizing the risk of rising interest rates on the fair value of the overall portfolio.  We have restructured the portfolio a few times by selling off securities and investing in variable rate securities with shorter duration.  In January 2014, management designated a block of municipal debt securities with a “Held-to-Maturity” (HTM) designation, to further minimize the impact of unrealized losses in the portfolio affecting our tangible net worth.
During 2014, the Company transferred from available-for-sale to held-to-maturity selected municipal securities having a book value of $31,346,000, and market value of $31,509,000. The net unrealized gain on the block identified was $163,000. The net unrealized gain as of the transfer will continue to be recorded in accumulated other comprehensive income (AOCI); however, it will be amortized/accreted (depending upon whether or not there was a gain or loss) prospectively over the remaining life of the security from AOCI. The amortization/accretion will be in a manner consistent with the recognition of a premium or discount (e.g., the effective interest method). In addition, the transfer created a net premium of $163,000 to the carrying amount of the security. Typically, this amortization/accretion will have no net impact on the reported yield of the security because the amortization/accretion of the amount in AOCI and the amortization/accretion of the discount/premium will offset each other. The balance of the net premium as of September 30, 2015 and December 31, 2014, was $138,000 and $142,000, respectively.
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
Management evaluated all available-for-sale and held-to-maturity investment securities with an unrealized loss at September 30, 2015 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2015 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.

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
At September 30, 2015, the Company held 15 U.S. Government agency securities, of which four were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
At September 30, 2015, the Company held 150 obligations of states and political subdivision securities of which 25 were in a loss position for less than 12 months and none were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
At September 30, 2015, the Company held 180 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 15 were in a loss position for less than 12 months and 11 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
At September 30, 2015, the Company had a total of 17 PLRMBS with a remaining principal balance of $2,473,000 and a net unrealized gain of approximately $1,272,000.  Nine of these PLRMBS with a remaining principal balance of $2,155,000 had credit ratings below investment grade.  None of these securities was recorded with an unrealized loss at September 30, 2015. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary. No credit related OTTI charges related to PLRMBS were recorded during the nine month period ended September 30, 2015.
At September 30, 2015, the Company had one mutual fund equity investment. The equity investment had an unrealized gain at September 30, 2015.
See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $26,702,000 or 4.66% to $599,290,000 as of September 30, 2015, compared to $572,588,000 as of December 31, 2014. The table below includes loans acquired at fair value on July 1, 2013 with outstanding balances of $66,572,000 and $77,882,000 as of September 30, 2015 and December 31, 2014, respectively.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	September 30, 2015	% of Total Loans	December 31, 2014	% of Total Loans
Commercial:
Commercial and industrial	$104,567	17.5%	$89,007	15.5%
Agricultural land and production	41,544	6.9%	39,140	6.8%
Total commercial	146,111	24.4%	128,147	22.3%
Real estate:
Owner occupied	170,377	28.5%	176,804	30.9%
Real estate construction and other land loans	36,210	6.0%	38,923	6.8%
Commercial real estate	116,931	19.5%	106,788	18.7%
Agricultural real estate	70,485	11.8%	57,501	10.0%
Other real estate	7,732	1.3%	6,611	1.2%
Total real estate	401,735	67.1%	386,627	67.6%
Consumer:
Equity loans and lines of credit	41,398	6.9%	47,575	8.3%
Consumer and installment	9,789	1.6%	10,093	1.8%
Total consumer	51,187	8.5%	57,668	10.1%
Net deferred origination costs and (fees)	257		146
Total gross loans	599,290	100.0%	572,588	100.0%
Allowance for credit losses	(9,093)		(8,308)
Total loans	$590,197		$564,280

As of September 30, 2015, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 98.4% of total loans, of which 24.4% were commercial and 74.0% were real-estate-related.  This level of concentration is consistent with 98.2% at December 31, 2014.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at September 30, 2015 or December 31, 2014.
At September 30, 2015, loans acquired in the VCB acquisition had a balance of $66,572,000, of which $2,094,000 were commercial loans, $54,102,000 were real estate loans, and $10,376,000 were consumer loans. At December 31, 2014, loans acquired in the VCB acquisition had a balance of $77,882,000, of which $3,590,000 were commercial loans, $62,792,000 were real estate loans, and $11,500,000 were consumer loans.
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
At September 30, 2015, total nonperforming assets totaled $2,494,000, or 0.20% of total assets, compared to $14,052,000, or 1.18% of total assets at December 31, 2014.  Total nonperforming assets at September 30, 2015, included nonaccrual loans totaling $2,494,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2014 consisted of $14,052,000 in nonaccrual loans, no OREO, and no repossessed assets. At September 30, 2015, we had four loans considered to be troubled debt restructurings (“TDRs”) totaling $1,324,000 which are included in nonaccrual loans compared to three TDRs totaling $1,826,000 at December 31, 2014. At September 30, 2015, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.
A summary of nonperforming loans at September 30, 2015 and December 31, 2014 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2015 or December 31, 2014.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans:
Commercial and industrial	$21	$7,265
Owner occupied	335	1,363
Real estate construction and other land loans	—	—
Agricultural real estate	—	360
Commercial real estate	583	1,468
Equity loans and lines of credit	217	1,751
Consumer and installment	14	19
Troubled debt restructured loans (non-accruing):
Commercial and industrial	34	—
Owner occupied	23	—
Real estate construction and other land loans	—	547
Equity loans and lines of credit	1,267	1,279
Consumer and installment	—	—
Total nonaccrual	2,494	14,052
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$2,494	$14,052
Nonperforming loans to total loans	0.42%	2.45%
Ratio of nonperforming loans to allowance for credit losses	27.43%	169.14%
Loans considered to be impaired	$6,847	$18,826
Related allowance for credit losses on impaired loans	$191	$612

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2015 and December 31, 2014, we had impaired loans totaling $6,847,000 and $18,826,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record a charge off for any material difference between the book value of the loan and the appraised less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in nonaccrual loans for the first nine months of 2015.

(In thousands)	Balance, December 31, 2014	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge- Offs	Balance, September 30, 2015
Nonaccrual loans:
Commercial and industrial	$7,209	$105	$(6,607)	$—	$—	$(686)	$21
Real estate	2,831	720	(2,633)	—	—	—	918
Real estate construction and other land loans	—	53	(53)	—	—	—	—
Agricultural real estate	360	—	(360)	—	—	—	—
Equity loans and lines of credit	1,751	152	(1,319)	(227)	(111)	(29)	217
Consumer	19	—	(5)	—	—	—	14
Restructured loans (non-accruing):
Commercial and industrial	56	—	(22)	—	—	—	34
Real estate	—	25	(2)	—	—	—	23
Real estate construction and other land loans	547	—	(547)	—	—	—	—
Equity loans and lines of credit	1,279	—	(12)	—	—	—	1,267
Total nonaccrual	$14,052	$1,055	$(11,560)	$(227)	$(111)	$(715)	$2,494

The following table provides a summary of the change in the OREO balance for the nine months ended September 30, 2015 and September 30, 2014:

	For the Nine Months Ended September 30,
(In thousands)	2015	2014
Beginning balance	$—	$190
Additions	227	235
1st lien assumed	121	—
Dispositions	(359)	(488)
Write-downs	—	—
Net gain on disposition	11	63
Ending balance	$—	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs.  The OREO additions reported were higher than reflected in the nonaccrual table above due to the payoff of the 1st mortgage holder after taking title. We had no OREO properties at September 30, 2015.

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
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 20 quarters was an appropriate look back period based on several factors including various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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
The allowance for credit losses is maintained to cover probable incurred credit losses in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit Committee.  They delegate the authority to the Senior Risk Manager and the Chief Credit Officer (CCO) to determine the loss reserve ratio for each type of asset and to review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.
The allowance for credit losses is an estimate of the probable incurred credit losses in our loan and lease portfolio.  The allowance is based on: (1) losses accrued for on loans when they are probable of occurring and can be reasonably estimated and (2) losses accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
Management adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover probable incurred losses.  The Bank’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories.  The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets.  All credit facilities exceeding 90 days of delinquency require classification and are placed on nonaccrual.
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2014
Balance, beginning of period	$8,308	$9,208	$9,208
Provision charged to operations	600	7,985	(400)
Losses charged to allowance	(803)	(9,834)	(1,845)
Recoveries	988	949	526
Balance, end of period	$9,093	$8,308	$7,489
Allowance for credit losses to total loans at end of period	1.52%	1.45%	1.35%

As of September 30, 2015, the balance in the allowance for credit losses was $9,093,000 compared to $8,308,000 as of December 31, 2014.  The increase was due to the provision charged to operations as well as net recoveries during the nine months ended September 30, 2015.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $200,880,000 as of September 30, 2015, compared to $214,131,000 as of December 31, 2014.  At September 30, 2015 and December 31, 2014, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $195,000 and $165,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of September 30, 2015, the allowance for credit losses (ALLL) was 1.52% of total gross loans compared to 1.45% as of December 31, 2014.  Total loans included VCB loans that were recorded at fair value in connection with the acquisition, which stood at $66,572,000 at September 30, 2015 and $77,882,000 at December 31, 2014. Excluding these VCB loans from the calculation, the allowance for credit losses to total gross loans was 1.71% and 1.68% as of September 30, 2015 and December 31, 2014, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.69% and 1.62%, respectively. The loan portfolio acquired in the VCB merger was booked at fair value and no associated allocation in the ALLL.  The size of the fair value discount on the VCB loans remains adequate for all non-impaired acquired loans; therefore, there is no associated ALLL for the remaining loans acquired from VCB.
The Company’s loan portfolio balances in 2015 increased through organic growth and necessitated the provision for credit losses.  The higher ALLL-to-total loans ratio is supported by the changes in the level and composition of loans and the general economic conditions experienced in the central California communities serviced by the Bank, partially offset by changes in the level of nonperforming and classified loans, and recent improvements in real estate collateral values.
During the fourth quarter of 2014, the Company recorded a provision for credit losses of approximately $8.4 million in connection with the partial charge-off of a single commercial and agricultural relationship. The Company is actively working to collect all balances legally owed to the Company. The Company plans to continue to track and identify any expenses, net of recoveries, associated with the collection efforts of this commercial and agricultural relationship.
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. Historically, the highest annualized rates of net charge-offs experienced by the Company occurred prior to 2011. Under the current ALLL methodology, as periods of high charge-off rates included in the rolling 20 quarter analysis are replaced by lower charge-off rates, the calculated reserve rates may continue to decline. However, the total reserve rates on non-impaired loans may be augmented by changes in qualitative factors. Based on the above considerations and given recent improvement in historical charge-off rates included in the ALLL modeling and the improvement in other factors, management determined that the ALLL was appropriate as of September 30, 2015.
Non-performing loans totaled $2,494,000 as of September 30, 2015, and $14,052,000 as of December 31, 2014.  The allowance for credit losses as a percentage of nonperforming loans was 364.60% and 59.12% as of September 30, 2015 and December 31, 2014, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at September 30, 2015 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$4,221	0.70%	$6,478	1.14%	$5,017	0.90%
Past due loans	1,335	0.22%	1,477	0.26%	134	0.24%
Nonaccrual loans	2,494	0.42%	14,052	1.48%	4,266	0.77%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2015, was $29,917,000 consisting of $14,643,000, $8,934,000 and $6,340,000 representing the excess of the cost of Service 1st, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2015 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2015.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of seven to ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2015 was $1,091,000, net of $1,674,000 in accumulated amortization expense.  The carrying value at December 31, 2014 was $1,344,000, net of $1,421,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of 2015.  Amortization expense recognized was $253,000 and $252,000 for the nine month period ended September 30, 2015 and September 30, 2014.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2015	$68
2016	137
2017	137
2018	137
2019	137
Thereafter	475
$1,091

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits increased $35,702,000 or 3.44% to $1,074,854,000 as of September 30, 2015, compared to $1,039,152,000 as of December 31, 2014, due to recurring seasonal patterns.  Interest-bearing deposits increased $25,696,000 or 3.88% to $688,446,000 as of September 30, 2015, compared to $662,750,000 as of December 31, 2014.  Non-interest bearing deposits increased $10,006,000 or 2.66% to $386,408,000 as of September 30, 2015, compared to $376,402,000 as of December 31, 2014.  Average non-interest bearing deposits to average total deposits was 36.23% for the nine months ended September 30, 2015 compared to 34.57% for the same period in 2014.
The composition of the deposits and average interest rates paid at September 30, 2015 and December 31, 2014 is summarized in the table below.

(Dollars in thousands)	September 30, 2015	% of Total Deposits	Average Effective Rate	December 31, 2014	% of Total Deposits	Average Effective Rate
NOW accounts	$227,946	21.2%	0.10%	$209,781	20.2%	0.11%
MMA accounts	232,221	21.6%	0.06%	228,268	22.0%	0.08%
Time deposits	148,721	13.8%	0.37%	153,320	14.7%	0.40%
Savings deposits	79,558	7.4%	0.04%	71,381	6.9%	0.05%
Total interest-bearing	688,446	64.0%	0.14%	662,750	63.8%	0.16%
Non-interest bearing	386,408	36.0%		376,402	36.2%
Total deposits	$1,074,854	100.0%		$1,039,152	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of September 30, 2015 or December 31, 2014. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.
The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2015, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 1.88% and 1.83% at September 30, 2015 and 2014, respectively. Interest expense recognized by the Company for the nine months ended September 30, 2015 and 2014 was $73,000 and $72,000 respectively.

Capital

Our shareholders’ equity was $137,453,000 as of September 30, 2015, compared to $131,045,000 as of December 31, 2014.  The increase in shareholders’ equity is the result of an increase of $129,000 in common stock, an increase of $6,743,000 in retained earnings, and a decrease in accumulated other comprehensive income net of tax of $464,000 for the nine months ended September 30, 2015.
During the first nine months of 2015, the Company declared and paid $1,318,000 in cash dividends ($0.12 per common share) to holders of common stock. The Company declared and paid a total of $2,190,000 in cash dividends ($0.20 per common share) to holders of common stock during the year ended December 31, 2014. During the first nine months of 2015, the Bank declared and paid cash dividends to the Company of $2,260,000 in connection with the cash dividends approved by the Company’s Board of Directors. The Bank would not declare any dividend that, subsequent to payment, would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.
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
The following table presents the Company’s and the Bank’s Regulatory capital ratios as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$103,581	8.68%	$95,936	8.36%
Minimum regulatory requirement	$47,732	4.00%	$45,894	4.00%
Central Valley Community Bank	$101,988	8.55%	$95,298	8.31%
Minimum requirement for “Well-Capitalized” institution	$59,626	5.00%	$57,341	5.00%
Minimum regulatory requirement	$47,701	4.00%	$45,873	4.00%
Common Equity Tier 1 Ratio
Central Valley Community Bancorp and Subsidiary	$100,852	13.18%	N/A	N/A
Minimum regulatory requirement	$34,526	4.50%	N/A	N/A
Central Valley Community Bank	$101,988	13.34%	N/A	N/A
Minimum requirement for “Well-Capitalized” institution	$49,834	6.50%	N/A	N/A
Minimum regulatory requirement	$34,501	4.50%	N/A	N/A
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$103,581	13.54%	$95,936	13.67%
Minimum regulatory requirement	$46,035	6.00%	$28,075	4.00%
Central Valley Community Bank	$101,988	13.34%	$95,298	13.59%
Minimum requirement for “Well-Capitalized” institution	$61,335	8.00%	$42,080	6.00%
Minimum regulatory requirement	$46,001	6.00%	$28,053	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$112,932	14.76%	$104,447	14.88%
Minimum regulatory requirement	$61,380	8.00%	$56,150	8.00%
Central Valley Community Bank	$111,339	14.57%	$103,809	14.80%
Minimum requirement for “Well-Capitalized” institution	$76,668	10.00%	$70,133	10.00%
Minimum regulatory requirement	$61,335	8.00%	$56,106	8.00%

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2015, the Company had unpledged securities totaling $361,860,000 available as a secondary source of liquidity and total cash and cash equivalents of $75,286,000.  Cash and cash equivalents at September 30, 2015 decreased 2.64% compared to December 31, 2014.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2015, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $304,043,000 in unused FHLB advances and a $2,672,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2015, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2015 and December 31, 2014:

Credit Lines (In thousands)	September 30, 2015	December 31, 2014
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$304,043	$290,851
Balance outstanding	$—	$—
Collateral pledged	$216,325	$183,036
Fair value of collateral	$216,425	$183,171
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$2,672	$2,441
Balance outstanding	$—	$—
Collateral pledged	$2,471	$2,729
Fair value of collateral	$2,365	$2,757

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
There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

Central Valley Community Bancorp

Date: November 4, 2015	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: November 4, 2015	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (2)

(1)           Filed herewith.

(2)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.