Form 10-K
period 2015-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2016-03-15
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $103,500,000 based on the price at which the stock was last sold on June 30, 2015.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 7, 2016
[Common Stock, No par value per share]	11,015,929	shares
 DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2016 (Proxy Statement)	Part III

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
Copies of the annual report on Form 10-K for the year ended December 31, 2015 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720.
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
At December 31, 2015, we had one banking subsidiary, the Bank.  Our principal business is to provide, through our banking subsidiary, financial services in our primary market area in California.  We serve seven contiguous counties in California’s central valley including Fresno County, Madera County, Merced County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2015, we had consolidated total assets of approximately $1,276,736,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
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
As of March 1, 2016, we had a total of 282 employees and 272 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 21 full-service banking offices in Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia.  The Oakhurst and Madera branches were added through the Bank of Madera County merger in 2005.  The Tracy, Stockton and Lodi offices were added through the merger with Service 1st Bank in November of 2008.  The Exeter and Visalia offices were added through the Visalia Community Bank merger in 2013. The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, and Tulare counties were 4.76% in 2015 compared to 4.81% in 2014 based on FDIC deposit market share information published as of June 30, 2015.
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
In 2013, the Company acquired Visalia Community Bank, adding four branches located in Exeter and Visalia, California.
Branch expansions provide the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices may initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates additional future branch openings to meet the growing service needs of its customers, although none are planned during 2016. After extensive analysis combined with the rising popularity of online and mobile banking trends, the Company has chosen to consolidate the Sunnyside office into our Fresno Downtown office in April 2016.
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
The Company terminated its interest in Central Valley Community Insurance Services, LLC (CVCIS) at the beginning of the third quarter of 2015. The Bank’s interest in CVCIS was originally established in 2006 for the purpose of providing health, commercial property and casualty insurance products and services primarily to business customers. The operating results of CVCIS were not significant to the Company’s operations. The termination of this entity did not have a material impact on the Company’s financial statements.
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
The Bank’s operating policy since its inception has emphasized serving the banking needs of individuals and the business and professional communities in the central valley area of California.  At December 31, 2015, we had total loans of $598,111,000.  Total commercial and industrial loans outstanding were $102,197,000, total agricultural land and production loans outstanding were $30,472,000, total real estate construction and other land loans outstanding were $38,685,000; total other real estate loans outstanding were $371,541,000, total equity loans and lines of credit were $42,296,000 and total consumer installment loans outstanding were $12,503,000.  We accept real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment as collateral for loans.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2015 approximately 75.7% of our loan portfolio held for investment consisted of real estate-related loans, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 22.2% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We believe that these concentrations are mitigated by the diversification of our loan portfolio among commercial, real estate and consumer loans.  In addition, our business activities currently are mainly concentrated in Fresno, Madera, Merced, Sacramento, San Joaquin, Stanislaus, and Tulare County, California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, droughts, and floods in this region, or as a result of energy shortages in California.
Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would not have a material adverse effect on our business.
In order to attract loan and deposit business from individuals and small businesses, we maintain the following lobby hours at our branches:

Branch	Monday — Thursday	Friday	Saturday
Clovis Main	9:00 a.m. to 4:00 p.m. Drive Up 8:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:00 a.m. to 6:00 p.m.	None
Fresno Downtown	9:00 a.m. to 4:00 p.m. Walk-up window 8:00 a.m. to 9:00 a.m.	9:00 a.m. to 5:00 p.m. Walk-up window 8:00 a.m. to 9:00 a.m.	None
Fig Garden Village	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Herndon & Fowler	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m. Drive Up 9:00 a.m. to 1:00 p.m.
River Park	9:00 a.m. to 5:00 p.m. Drive Up 9:00 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 9:00 a.m. to 6:00 p.m.	None
Sunnyside *	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Kerman	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Lodi	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Madera	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Merced	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Modesto	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Oakhurst	8:30 a.m. to 5:00 p.m.	8:30 a.m. to 6:00 p.m.	None
Prather (Foothill office)	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m.
Sacramento Private Banking	9:00 a.m. to 4:00 p.m.	9:00 a.m. to 4:00 p.m.	None
Stockton	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Tracy	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Exeter	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Caldwell	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	9:00 a.m. to 1:00 p.m. Drive Up 9:00 a.m. to 1:00 p.m.
Floral	9:00 a.m. to 5:00 p.m.	9:00 a.m. to 6:00 p.m.	None
Mission Oaks	9:00 a.m. to 5:00 p.m. Drive Up 8:30 a.m. to 5:30 p.m.	9:00 a.m. to 6:00 p.m. Drive Up 8:30 a.m. to 6:00 p.m.	None
Financial Drive	8:00 a.m. to 5:00 p.m.	8:00 a.m. to 5:00 p.m.	None
* The Sunnyside office is scheduled for closure and consolidation with the Fresno Downtown office in April 2016.

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
In Fresno and Madera Counties, in addition to our 11 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2015 there were 147 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2015 FDIC Summary of Deposits report indicated the Company had 4.76% of the total deposits held by all depositories in Fresno County and 8.62% in Madera County.  In San Joaquin County, in addition to our three full service branch locations, as of June 30, 2015 there were 102 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2015 report indicated the Company had 1.67% of total deposits held by all depositories in San Joaquin County. In Merced County, in addition to our one branch, as of June 30, 2015 there were 30 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our one branch, as of June 30, 2015 there were 225 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 88 operating banking and credit union offices in our primary service area. In Tulare County, in addition to our four branches there were 55 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which we do not offer directly but which we usually can offer indirectly through correspondent institutions.  In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2015, the Bank’s legal lending limits to individual customers were $17,173,000 for unsecured loans and $28,622,000 for unsecured and secured loans combined. As of December 31, 2015 the Bank’s largest lending relationships totaled $139,205,000 on an unsecured basis and $85,890,000 on a secured basis.
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

Distribution of Average Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Table A sets forth our average consolidated balance sheets for the years ended December 31, 2015, 2014, and 2013 and an analysis of interest rates and the interest rate differential for the years then ended.  Table B sets forth the changes in interest income and interest expense in 2015 and 2014 resulting from changes in volume and changes in rates.

Investment Portfolio

The book value (amortized cost) of investment securities at December 31, 2015, 2014, and 2013 and the book value, maturities and weighted average yield of investment securities at December 31, 2015 are set forth in Table C.

Loan Portfolio

The composition of the loan portfolio at December 31, 2015, 2014, 2013, 2012, and 2011, is summarized in Table D. Maturities and sensitivity to changes in interest rates in the loan portfolio at December 31, 2015 are summarized in Table E. Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 2015, 2014, 2013, 2012, and 2011. Set forth in the text accompanying Table F is a discussion of the Company’s policy for placing loans on nonaccrual status.

Summary of Loan Loss Experience

Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.
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

Deposits

Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 2015, 2014, and 2013. Table I sets forth the maturity of time certificates of deposit of $100,000 or more at December 31, 2015.

Return on Equity and Assets

Table J sets forth certain financial ratios for the years ended December 31, 2015, 2014, and 2013.

Table A

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS’
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth consolidated average assets, liabilities and shareholders’ equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 2015, 2014, and 2013. The average balances reflect daily averages except nonaccrual loans, which were computed using quarterly averages.

	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS:
Interest-earning deposits in other banks	$64,963	$209	0.32%	$53,781	$175	0.32%	$46,672	$164	0.35%
Securities:
Taxable securities	285,585	4,793	1.68%	296,014	5,538	1.87%	235,487	2,375	1.01%
Non-taxable securities (1)	178,247	9,569	5.37%	163,778	8,837	5.40%	163,494	8,755	5.35%
Total investment securities	463,832	14,362	3.10%	459,792	14,375	3.13%	398,981	11,130	2.79%
Federal funds sold	251	1	0.25%	293	1	0.25%	206	1	0.25%
Total securities and interest-earning deposits	529,046	14,572	2.75%	513,866	14,551	2.83%	445,859	11,295	2.53%
Loans (2)(3)	578,899	30,504	5.27%	533,531	29,493	5.53%	445,300	26,519	5.96%
Federal Home Loan Bank stock	4,813	580	12.05%	4,700	327	6.96%	4,171	177	4.24%
Total interest-earning assets (1)	1,112,758	$45,656	4.10%	1,052,097	$44,371	4.22%	895,330	$37,991	4.24%
Allowance for credit losses	(8,978)			(8,147)			(9,713)
Nonaccrual loans	7,863			5,998			9,183
Other real estate owned	33			36			50
Cash and due from banks	25,019			23,905			21,296
Bank premises and equipment	9,664			10,511			7,816
Other non-earning assets	76,167			73,083			62,962
Total average assets	$1,222,526			$1,157,483			$986,924

	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities
Interest-bearing deposits:
Savings and NOW accounts	$300,741	$261	0.09%	$265,751	$241	0.09%	$215,668	$291	0.13%
Money market accounts (MMA)	227,743	141	0.06%	229,769	174	0.08%	193,833	229	0.12%
Time certificates of deposit, under $100,000	59,810	191	0.32%	60,630	228	0.38%	48,729	219	0.45%
Time certificates of deposit, $100,000 and over	89,573	355	0.40%	101,588	417	0.41%	106,307	531	0.50%
Total interest-bearing deposits	677,867	948	0.14%	657,738	1,060	0.16%	564,537	1,270	0.22%
Other borrowed funds	5,156	99	1.89%	5,155	96	1.83%	5,645	116	2.05%
Total interest-bearing liabilities	683,023	$1,047	0.15%	662,893	$1,156	0.17%	570,182	$1,386	0.24%
Non-interest bearing demand deposits	387,931			348,822			283,956
Other liabilities	16,510			15,354			13,040
Shareholders’ equity	135,062			130,414			119,746
Total average liabilities and shareholders’ equity	$1,222,526			$1,157,483			$986,924
Interest income and rate earned on average earning assets (1)		$45,656	4.10%		$44,371	4.22%		$37,991	4.24%
Interest expense and interest cost related to average interest-bearing liabilities		1,047	0.15%		1,156	0.17%		1,386	0.24%
Net interest income and net interest margin (4)		$44,609	4.01%		$43,215	4.11%		$36,605	4.09%

(1)
Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $3,254, $3,005 and $2,977 in 2015, 2014 and 2013, respectively.

(2)	Loan interest income includes loan fees of $255 in 2015, $272 in 2014, and $320 in 2013.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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

	Years Ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$36	$(2)	$34	$21	$(10)	$11
Investment securities:
Taxable	(195)	(550)	(745)	731	2,432	3,163
Non-taxable (1)	780	(48)	732	15	67	82
Total investment securities	585	(598)	(13)	746	2,499	3,245
Loans	2,507	(1,496)	1,011	4,479	(1,505)	2,974
FHLB Stock	7	246	253	25	125	150
Total earning assets (1)	3,135	(1,850)	1,285	5,271	1,109	6,380
Interest expense:
Deposits:
Savings, NOW and MMA	30	(43)	(13)	169	(274)	(105)
Time certificates of deposit under $100,000	(3)	(34)	(37)	27	(18)	9
Time certificates of deposit $100,000 and over	(50)	(12)	(62)	(23)	(91)	(114)
Total interest-bearing deposits	(23)	(89)	(112)	173	(383)	(210)
Other borrowed funds	1	2	3	(10)	(10)	(20)
Total interest bearing liabilities	(22)	(87)	(109)	163	(393)	(230)
Net interest income (1)	$3,157	$(1,763)	$1,394	$5,108	$1,502	$6,610

(1)	Computed on a tax equivalent basis for securities exempt from federal income taxes.

Table C

INVESTMENT PORTFOLIO

The amortized cost of investment securities at December 31, 2015, 2014, and 2013 is set forth in the following table.  At December 31, 2015, we held no investment securities from any issuer which totaled over 10% of our shareholders’ equity.

Available-for-Sale Securities	Amortized Cost at December 31,
(In thousands)	2015	2014	2013
U.S. Government agencies	$52,803	$33,088	18,172
Obligations of states and political subdivisions	181,785	143,343	162,018
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,636	236,629	254,978
Private label residential mortgage backed securities	2,356	3,079	4,344
Other equity securities	7,500	7,500	7,596
Total Available-for-Sale Securities	$470,080	$423,639	$447,108

Held-to-Maturity Securities	Amortized Cost at December 31,
(In thousands)	2015	2014	2013
Obligations of states and political subdivisions	$31,712	$31,964	$—

The amortized cost, maturities and weighted average yield of investment securities at December 31, 2015 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(2)
U.S. Government agencies	$—	—	$7,627	1.94%	$4,046	4.33%	$41,130	3.96%	$52,803	3.70%
Obligations of states and political subdivisions	—	—	12,297	3.02%	37,376	3.82%	132,112	4.87%	181,785	4.53%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	3	7.60%	30,331	3.48%	20,810	2.95%	174,492	4.22%	225,636	4.00%
Private label residential mortgage backed securities	—	—	212	4.73%	6	5.00%	2,138	5.89%	2,356	5.78%
Other equity securities	7,500	2.13%	—	—	—	—	—	—	7,500	2.13%
	$7,503	2.32%	$50,467	3.14%	$62,238	3.56%	$349,872	4.44%	$470,080	4.18%

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Held-to-Maturity Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(2)
Obligations of states and political subdivisions	$—	—%	$—	—%	—	—%	31,712	3.08%	31,712	3.08%

(1)	Not computed on a tax equivalent basis.

(2)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

Table D

LOAN PORTFOLIO

The composition of the loan portfolio at December 31, 2015, 2014, 2013, 2012, and 2011 is summarized in the table below.

(In thousands)	2015	2014	2013	2012	2011
Commercial:
Commercial and industrial	$102,197	$89,007	$87,082	$77,956	$78,089
Agricultural land and production	30,472	39,140	31,649	26,599	29,958
Total commercial	132,669	128,147	118,731	104,555	108,047
Real estate:
Owner occupied	168,910	176,804	156,781	114,444	113,183
Real estate construction and other land loans	38,685	38,923	42,329	33,199	33,047
Commercial real estate	117,244	106,788	86,117	53,797	62,523
Agricultural real estate	74,867	57,501	44,164	28,400	42,596
Other real estate	10,520	6,611	4,548	8,098	7,892
Total real estate	410,226	386,627	333,939	237,938	259,241
Consumer:
Equity loans and lines of credit	42,296	47,575	48,594	42,932	51,106
Consumer and installment	12,503	10,093	11,252	10,346	9,765
Total consumer	54,799	57,668	59,846	53,278	60,871
Deferred loan costs (fees), net	417	146	(159)	(453)	(764)
Total gross loans (1)	598,111	572,588	512,357	395,318	427,395
Allowance for credit losses	(9,610)	(8,308)	(9,208)	(10,133)	(11,396)
Total (1)	$588,501	$564,280	$503,149	$385,185	$415,999

	2015	2014	2013	2012	2011
(1) Includes nonaccrual loans of:	$2,413	$14,052	$7,586	$9,695	$14,434

Table E

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2015.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$90,970	$24,245	$17,454	$132,669
Real estate construction and other land loans	33,985	3,504	1,196	38,685
Other real estate	27,348	35,719	308,474	371,541
Consumer and installment	8,146	10,295	36,358	54,799
	$160,449	$73,763	$363,482	$597,694
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$32,353	$47,006	$46,578	$125,937
Loans with floating interest rates (1)	128,096	26,757	316,904	471,757
	$160,449	$73,763	$363,482	$597,694

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$42,214	$18,012	$201,831	$262,057

Table F

COMPOSITION OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

A summary of nonaccrual, restructured and past due loans at December 31, 2015, 2014, 2013, 2012, and 2011 is set forth below:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual	$1,076	$12,226	$2,991	$450	$3,833
Restructured nonaccrual loans	1,337	1,826	4,595	9,245	10,601
	$2,413	$14,052	$7,586	$9,695	$14,434
Interest foregone	$340	$716	$661	$693	$954
Accruing loans past due 90 days or more	—	—	—	—	—
Accruing troubled debt restructurings	$4,286	$4,774	$5,771	$7,410	$—
Nonaccrual loans to total loans	0.40%	2.45%	1.48%	2.45%	3.38%

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
Included in nonaccrual loans at December 31, 2015 were four loans totaling $1,337,000 that were considered troubled debt restructurings (TDRs).  None of these TDR loans were in default at December 31, 2015. There are no outstanding commitments to lend additional funds to any of these borrowers.  Included in nonaccrual loans at December 31, 2014 were three loans that totaled $1,826,000 that were considered to be TDRs at December 31, 2014. At December 31, 2013, the Company had ten loans totaling $4,595,000 that were on nonaccrual and considered TDR. The Company had seven loans at December 31, 2012 totaling $9,245,000 that were considered to be TDRs. As of December 31, 2011, the Company had six loans totaling $10,601,000 that were on nonaccrual and considered TDR. See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when a reasonable doubt exists as to the collectability of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $340,000 for the year ended December 31, 2015 of which $104,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans was $716,000 and $661,000 for 2014 and 2013, respectively of which $139,000 and $279,000 was attributable to troubled debt restructurings, respectively.
Other than as discussed above, as of December 31, 2015, we had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as impaired loans.

Table G

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

(Dollars in thousands)	2015	2014	2013	2012	2011
Loans outstanding at December 31,	$597,694	$572,442	$512,516	$395,771	$428,159
Average loans outstanding during the year	$586,762	$539,529	$454,483	$405,040	$428,291
Allowance for credit losses:
Balance at beginning of year	$8,308	$9,208	$10,133	$11,396	$11,014
Deduct loans charged off:
Commercial and industrial	(802)	(7,423)	(713)	(123)	(280)
Agricultural production	—	(1,722)	—	—	—
Owner occupied	—	(183)	(281)	(217)	—
Real estate construction and other land loans	—	—	—	(319)	(286)
Commercial real estate	—	—	(4)	(1,430)	(26)
Consumer loans	(159)	(506)	(448)	(761)	(940)
Total loans charged off	(961)	(9,834)	(1,446)	(2,850)	(1,532)
Add recoveries of loans previously charged off:
Commercial and industrial	954	171	315	515	286
Agricultural production	90	—	—	—	—
Owner occupied	—	150	—	45	—
Real estate construction and other land loans	32	364	16	—	52
Commercial real estate	—	—	—	—	176
Consumer loans	587	264	190	327	350
Total recoveries	1,663	949	521	887	864
Net recoveries (charge offs)	702	(8,885)	(925)	(1,963)	(668)
Add provision charged to operating expense	600	7,985	—	700	1,050
Balance at end of year	$9,610	$8,308	$9,208	$10,133	$11,396
Allowance for credit losses as a percentage of outstanding loan balance	1.61%	1.45%	1.80%	2.56%	2.66%
Net recoveries (charge offs) to average loans outstanding	0.12%	(1.65)%	(0.20)%	(0.48)%	(0.16)%

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
During the year ended December 31, 2015, the Company recorded a provision for credit losses of $600,000. The amount of provision is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors, including the increase or decrease in the volume of outstanding loans and the level of net recoveries during the year. The provision of $7,985,000 in 2014 was recorded in connection with the partial charge off of a single commercial and agricultural relationship. Net charge-offs were $8,885,000 in 2014. No provision was added to the allowance for credit losses for the year ended December 31, 2013, and net charge-offs were $925,000. The provision for credit losses for the year ended December 31, 2012 was $700,000 and net charge-offs were $1,963,000. For 2011, the provision was $1,050,000 and net charge offs which were $668,000.
Using the criteria on the previous page, the allocation of the allowance for credit losses is set forth below:

	2015		2014		2013		2012		2011
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	3,143	17.1%	2,753	15.5%	1,928	17%	2,071	19.7%	1,924	18.3%
Agricultural land and production	419	5.1%	377	6.8%	516	6.1%	605	6.7%	342	7%
Real estate:
Owner occupied	1,556	28.2%	1,380	30.9%	1,697	30.6%	2,153	28.9%	1,578	26.4%
Real estate construction and other land loans	694	6.5%	837	6.8%	1,289	8.3%	1,035	8.4%	2,954	7.7%
Commercial real estate	1,686	19.6%	1,201	18.7%	1,406	16.8%	1,886	13.6%	2,043	14.6%
Agricultural real estate	1,149	12.5%	564	10%	672	8.6%	646	7.2%	489	9.9%
Other real estate	119	1.8%	76	1.2%	110	0.9%	157	2%	91	1.8%
Consumer:
Equity loans and lines of credit	500	7.1%	811	8.3%	874	9.5%	1,158	10.9%	1,419	12%
Consumer and installment	234	2.1%	267	1.8%	294	2.2%	383	2.6%	417	2.3%
Unallocated reserves	110		42		422		39		139
Total allowance for credit losses	$9,610	100%	$8,308	100%	$9,208	100%	$10,133	100%	$11,396	100%

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

Table H

DEPOSITS

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2015, 2014, and 2013.

	2015		2014		2013
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$222,839	0.10%	$197,630	0.11%	$163,034	0.15%
Money market accounts	$227,743	0.06%	$229,769	0.08%	$193,833	0.12%
Time certificates of deposit	$149,383	0.37%	$162,218	0.40%	$155,036	0.48%
Non-interest bearing demand	$387,931	—	$348,822	—	$283,956	—
Total deposits	$1,065,798	0.09%	$1,006,560	0.11%	$848,493	0.15%

Table I

TIME DEPOSITS

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2015.

(In thousands)
Three months or less	$33,923
Over 3 through 6 months	18,195
Over 6 through 12 months	20,980
Over 12 months	20,412
$93,510

Table J

FINANCIAL RATIOS

The following table sets forth certain financial ratios for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Net income:
To average assets	0.90%	0.46%	0.84%
To average shareholders’ equity	8.12%	4.06%	6.89%
Dividends declared per share to net income per share	18.00%	41.67%	26.32%
Average shareholders’ equity to average assets	11.05%	11.27%	12.13%

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

PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code.  See Note 14 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning preferred stock issued through the Small Business Lending Fund of the United States Department of the Treasury on August 18, 2011.
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

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act.  Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased in basis to all banking organizations, including the Company and the Bank.  Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The additional “countercyclical capital buffer” is also required for larger and more complex institutions.  The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank intend to exercise).  The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, would be phased in through 2019.  The implementation of the Basel III framework commenced on January 1, 2015.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company on a consolidated basis as of December 31, 2015 are as follows:

	Requirement		Actual
	Adequately Capitalized	For the Bank to be Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	14.93%	15.04%
Tier 1 risk-based capital ratio	6.00%	8.00%	13.67%	13.79%
Common equity tier 1 ratio	4.50%	6.50%	13.67%	13.44%
Tier 1 leverage capital ratio	4.00%	5.00%	8.58%	8.65%

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
The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2015 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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
The economic conditions in the United States in general and within California and in our operating markets have not fully recovered from the economic downturn of 2007 through 2010.  Unemployment nationwide and in California increased significantly through this economic downturn and has returned to more normal historical levels, however, there is no certainty that these levels will continue in the future.  Availability of credit and consumer spending, real estate values, and consumer confidence have all been adversely affected.  The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system.  There is no assurance that such conditions will improve or be resolved in the foreseeable future.
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
At December 31, 2015, our non-performing loans and leases were 0.40% of total loans and leases compared to 2.45% at December 31, 2014, and 1.48% at December 31, 2013, and our non-performing assets (which include foreclosed real estate) were 0.19% of total assets compared to 1.18% at December 31, 2014.  The allowance for credit losses as a percentage of non-performing loans and leases was 398.26% as of December 31, 2015 compared to 59.12% at December 31, 2014.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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
At December 31, 2015, $453 million, or 75.70% of our total loan and lease portfolio, consisted of real estate related loans.  Substantially all of our real property collateral is located in our operating markets in the Central Valley in California.  In the past decade, deteriorating economic conditions in California and in our operating markets adversely affected commercial and residential real estate values; a return of such conditions could harm the performance of the Company’s real estate related loans, as could a continuing substantial decline in commercial and residential real estate values in our primary market areas as a result of natural disasters such as earthquakes, fires, drought, and floods.  Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.  The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.

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
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2015, we held stock in the FHLB totaling $4,823,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB’s dividend paying practices will continue.  As of December 31, 2015, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
At December 31, 2015, we had approximately $29,917,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, and Visalia Community Bank in July 2013.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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
The Company continually evaluates the suitability and adequacy of the Company’s offices and has a program of relocating or remodeling them as necessary to be efficient and attractive facilities. The Sunnyside office is scheduled for closure and consolidation with the Fresno Downtown office in April 2016.  Management believes that its remaining existing facilities are adequate for its present purposes.
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

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY.  As of March 7, 2016, we had approximately 943 shareholders of record.

The following table shows the high and low sales prices for the common stock for each quarter as reported by NASDAQ.

Common Stock Prices

	Quarter 1 2014	Quarter 2 2014	Quarter 3 2014	Quarter 4 2014	Quarter 1 2015	Quarter 2 2015	Quarter 3 2015	Quarter 4 2015
High	$11.90	$13.90	$13.46	$11.61	12.16	12.35	12.50	12.50
Low	$10.67	$10.61	$10.63	$10.45	9.55	10.25	10.66	10.51

We paid $0.18 and $0.20 per common share cash dividends in 2015 and 2014, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 14 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2015, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	240,695	(1)	$6.83	241,760	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	240,695		$6.83	241,760
 (1)    Under the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). During 2015, the Company issued 9,268 shares of restricted stock. During 2014, the Company entered into an agreement with an executive to issue $100,000 of restricted stock per year during each of 2015 and 2016 (based on then-prevailing market prices). At December 31, 2015, there were 53,028 shares of restricted stock issued and outstanding. See Note 15 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
(2)    Includes securities available for issuance of stock options and restricted stock.

No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2015 and 2014 from any of the Company’s stock based compensation plans. During the year ended December 31, 2015, 9,268 shares of restricted common stock were granted from the 2005 Plan as compared to 57,330 during the year ending December 31, 2014.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Statements of Income
Total interest income	$41,822	$41,039	$34,836	$31,820	$31,820
Total interest expense	1,047	1,156	1,385	1,883	2,942
Net interest income before provision for credit losses	40,775	39,883	33,451	29,937	31,357
Provision for credit losses	600	7,985	—	700	1,050
Net interest income after provision for credit losses	40,175	31,898	33,451	29,237	30,307
Non-interest income	9,387	8,164	7,831	7,242	6,271
Non-interest expenses	36,016	35,338	31,685	27,274	28,240
Income before provision for (benefit from) income taxes	13,546	4,724	9,597	9,205	8,338
Provision for (benefit from) income taxes	2,582	(570)	1,347	1,685	1,861
Net income	10,964	5,294	8,250	7,520	6,477
Preferred stock dividends and accretion of discount	—	—	350	350	486
Net income available to common shareholders	$10,964	$5,294	$7,900	$7,170	$5,991
Basic earnings per share	$1.00	$0.48	$0.77	$0.75	$0.63
Diluted earnings per share	$1.00	$0.48	$0.77	$0.75	$0.63
Cash dividends declared per common share	$0.18	$0.20	$0.20	$0.05	$—

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$580,544	$520,511	$529,398	$424,516	$353,808
Net loans	588,501	564,280	503,149	385,185	415,999
Total deposits	1,116,267	1,039,152	1,004,143	751,432	712,986
Total assets	1,276,736	1,192,183	1,145,635	890,228	849,023
Shareholders’ equity	139,323	131,045	120,043	117,665	107,482
Earning assets	1,173,591	1,074,942	1,042.552	801,098	762,654
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$529,046	$513,866	$445,859	$368,818	$299,935
Net loans	577,784	531,382	444,770	394,675	417,273
Total deposits	1,065,798	1,006,560	848,493	719,601	677,789
Total assets	1,222,526	1,157,483	986,924	853,078	800,178
Shareholders’ equity	135,062	130,414	119,746	114,561	103,386
Earning assets	1,112,758	1,052,097	895,330	766,937	715,862

Data from 2013 reflects the partial year impact of the acquisition of Visalia Community Bank on July 1, 2013.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

INTRODUCTION

Central Valley Community Bancorp (NASDAQ: CVCY) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Central Valley Community Bank (the Bank) and one business trust subsidiary, Service 1st Capital Trust 1.  The Bank of Madera County (BMC) was merged with and into the Bank on January 1, 2005.  BMC had two branches in Madera County which continue to be operated by the Bank.  After the close of business on November 12, 2008, Service 1st Bancorp (Service 1st) was merged with and into the Company, and Service 1st Bank was merged with and into the Bank.  Service 1st Bank had three branches in Stockton, Tracy, and Lodi which continue to be operated by the Bank.  Service 1st Capital Trust 1 (the Trust) is a business trust formed for the purpose of issuing trust preferred securities.  The Company succeeded to all the rights and obligations of Service 1st in connection with the acquisition of Service 1st.  The Trust is a subsidiary of the Company. Effective July 1, 2013, the Company and Visalia Community Bank (VCB) completed a merger under which VCB was merged with and into the Bank. VCB had three full-service offices in Visalia and one in Exeter which continue to be operated by the Bank. The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.
 During 2015, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
As of December 31, 2015, the Bank operated 21 full-service offices. The Sunnyside office is scheduled for closure and consolidation with the Fresno Downtown office in April 2016. The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.

ECONOMIC CONDITIONS

The economy in California’s Central Valley had been negatively impacted by the recession that began in 2007 and the related real estate market and the slowdown in residential construction. The recession impacted most industries in our market area.  Initially, housing values throughout the nation and especially in the Central Valley decreased dramatically, which in turn negatively affected the personal net worth of much of the population in our service area. Over the last several years the economy, as evidenced by the California and Central Valley unemployment rates, and housing prices have shown slow but steady improvement.  Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California.
Agriculture and agricultural related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices, currency exchanges, and demand. Since the beginning of 2012, California has been experiencing a severe drought. If the drought significantly harms the business of our customers, the credit quality of the loans to those customers could decline as a specific consequence of the drought. We closely monitored the water and the related issues affecting our customers in 2015 and 2014, and we will continue to remain vigilant for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any losses.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2015 was $1.00 compared to $0.48 and $0.77 for the years ended December 31, 2014 and 2013, respectively.  Net income for 2015 was $10,964,000 compared to $5,294,000 and $8,250,000 for the years ended December 31, 2014 and 2013, respectively.  The increase in net income and EPS was primarily driven by a decrease in provision for credit losses, an increase in net interest income, and an increase in non-interest income offset by increases in non-interest expense in 2015 compared to 2014. Total assets at December 31, 2015 were $1,276,736,000 compared to $1,192,183,000 at December 31, 2014.
Return on average equity for 2015 was 8.12% compared to 4.06% and 6.89% for 2014 and 2013, respectively.  Return on average assets for 2015 was 0.90% compared to 0.46% and 0.84% for 2014 and 2013, respectively.  Total equity was $139,323,000 at December 31, 2015 compared to $131,045,000 at December 31, 2014.  The increase in equity in 2015 compared to 2014 was driven by the retention of earnings net of dividends paid offset by a decrease in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).
Average total loans increased $47,233,000 or 8.75% to $586,762,000 in 2015 compared to $539,529,000 in 2014.  In 2015, we recorded $600,000 provision for credit losses compared to $7,985,000 in 2014 and none in 2013.  The Company had nonperforming assets, consisting entirely of nonaccrual loans, totaling $2,413,000 at December 31, 2015.  At December 31, 2014, nonperforming assets totaled $14,052,000.  Net recoveries (charge-offs) for 2015 were $702,000 compared to $(8,885,000) for 2014 and $(925,000) for 2013.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE).  Our ROE was 8.12% for the year ended 2015 compared to 4.06% and 6.89% for the years ended 2014 and 2013, respectively.  In 2015, compared to 2014 we experienced an increase in net income primarily driven by a decrease in provision for credit losses and an increase in non-interest income, offset by an increase in provision for income taxes and an increase in non-interest expenses. We experienced an increase in capital due to increases in retained earnings offset by a decrease in accumulated other comprehensive income.
Our net income for the year ended December 31, 2015 increased $5,670,000 compared to 2014 and decreased $2,956,000 in 2014 compared to 2013.  During 2015, net income increased due to a decrease in the provision for credit losses, increases in net interest income, and increases in non-interest income, partially offset by an increase in tax expense and increases in non-interest expenses, compared to 2014.  Net interest income increased because of increases in loan and investment income and decreases in interest expense on deposits. Net interest income increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities. Net interest income during 2015 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $431,000. The recovery was partially offset by reversal of approximately $7,000 in interest income on loans put on nonaccrual during the year. Net interest income during 2014 was positively impacted by the collection in full of a non-accrual loan of $1,870,000 which resulted in a recovery of foregone interest of $879,000, partially offset by the reversal of approximately $237,000 in interest income associated with loans placed on nonaccrual status during the year. During the year ended 2015, the non-interest income increase was primarily driven by a $591,000 increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees of $498,000, a $253,000 increase in Federal Home Loan Bank dividends, and a $345,000 gain on life insurance which is included in other income, partially offset by a $210,000 decrease in service charge income, a $176,000 decrease in other income, a decrease of $52,000 in gains on the sale of other real estate owned, and a $8,000 decrease in interchange fees, in 2015 compared to 2014.
Non-interest expenses increased in 2015 compared to 2014 primarily due to increases in salary and employee benefit expenses of $1,115,000, internet banking expenses of $189,000, professional services of $328,000, regulatory assessments of $297,000, and advertising fees of $19,000, partially offset by decreases of data processing expenses of $681,000, occupancy and equipment expenses of $166,000, ATM/Debit card expenses of $76,000, and amortization of core deposit intangibles of $17,000. During 2015, our net interest margin (NIM) decreased 10 basis points to 4.01% compared to 2014.  Basic EPS was $1.00 for 2015 compared to $0.48 and $0.77 for 2014 and 2013, respectively.  Diluted EPS was $1.00 for 2015 compared to $0.48 and $0.77 for 2014 and 2013, respectively.  The increase in EPS in 2015 was due primarily to the increase in net income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2015 was 0.90% compared to 0.46% and 0.84% for the years ended December 31, 2014 and 2013, respectively.  The 2015 increase in ROA is primarily due to the increase in net income.  Annualized ROA for our peer group was 1.16% at December 31, 2015.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $2.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specially, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.01% for the year ended December 31, 2015, compared to 4.11% and 4.09% for the years ended December 31, 2014 and 2013, respectively.  We experienced a decrease in 2015 net interest margin compared to 2014, resulting from the decline in loan and investment yields.  The effective tax equivalent yield on total earning assets decreased 12 basis points, while the cost of total interest-bearing liabilities decreased 2 basis points and the cost of total deposits decreased 2 basis points.  Our cost of total deposits in 2015 was 0.09% compared to 0.11% for the same period in 2014 and 0.15% for the year ended December 31, 2013.  Our net interest income before provision for credit losses increased $892,000 or 2.24% to $40,775,000 for the year ended 2015 compared to $39,883,000 and $33,451,000 for the years ended 2014 and 2013, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2015 increased $1,223,000 or 14.98% to $9,387,000 compared to $8,164,000 in 2014 and $7,831,000 in 2013.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, and Federal Home Loan Bank dividends, partially offset by a decrease in service charge income, interchange fees, appreciation in cash surrender value of bank owned life insurance, and gain on sale of other real estate owned compared to 2014. Customer service charges decreased $210,000 or 6.40% to $3,070,000 in 2015 compared to $3,280,000 and $3,156,000 in 2014 and 2013, respectively.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $2,413,000 and $14,052,000 at December 31, 2015 and 2014, respectively.  Nonperforming assets totaled 0.40% of gross loans as of December 31, 2015 and 2.45% of gross loans as of December 31, 2014.  The Company had no other real estate owned (OREO) at December 31, 2015 or December 31, 2014. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 7.09% during 2015 to $1,276,736,000 as of December 31, 2015 from $1,192,183,000 as of December 31, 2014.  Total gross loans increased 4.46% to $598,111,000 as of December 31, 2015, compared to $572,588,000 at December 31, 2014.  Total investment securities and Federal funds sold increased 9.61% to $509,556,000 as of December 31, 2015 compared to $464,865,000 as of December 31, 2014.  Total deposits increased 7.42% to $1,116,267,000 as of December 31, 2015 compared to $1,039,152,000 as of December 31, 2014.  Our loan to deposit ratio at December 31, 2015 was 53.58% compared to 55.10% at December 31, 2014.  The loan to deposit ratio of our peers was 75.73% at December 31, 2015.

Capital Adequacy

At December 31, 2015, we had a total capital to risk-weighted assets ratio of 15.04%, a Tier 1 risk-based capital ratio of 13.79%, common equity Tier 1 ratio of 13.44%, and a leverage ratio of 8.65%.  At December 31, 2014, we had a total capital to risk-weighted assets ratio of 14.88%, a Tier 1 risk-based capital ratio of 13.67% and a leverage ratio of 8.36%.  At December 31, 2015, on a stand-alone basis, the Bank had a total risk-based capital ratio of 14.93%, a Tier 1 risk based capital ratio of 13.67%, common equity Tier 1 ratio of 13.67%, and a leverage ratio of 8.58%.  At December 31, 2014, the Bank had a total risk-based capital ratio of 14.80%, Tier 1 risk-based capital of 13.59% and a leverage ratio of 8.31%.  Note 14 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more were required to comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 69.24% for 2015 compared to 69.42% for 2014 and 73.06% for 2013.  The improvement in the efficiency ratio in 2015 is due to the growth in revenues outpacing the growth in non-interest expense. The increase in the efficiency ratio in 2014 compared to 2013 is due to the growth in revenues outpacing the growth in non-interest expense. The Company’s net interest income before provision for credit losses plus non-interest income increased 4.40% to $50,162,000 in 2015 compared to $48,047,000 in 2014 and $41,282,000 in 2013, while operating expenses increased 1.92% in 2015, 11.53% in 2014, and 16.17% in 2013.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $308,356,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $572,171,000 or 44.82% of total assets at December 31, 2015 and $509,863,000 or 42.77% of total assets as of December 31, 2014.

RESULTS OF OPERATIONS

Net Income

Net income was $10,964,000 in 2015 compared to $5,294,000 and $8,250,000 in 2014 and 2013, respectively.  Basic earnings per share was $1.00, $0.48, and $0.77 for 2015, 2014, and 2013, respectively.  Diluted earnings per share was $1.00, $0.48, and $0.77 for 2015, 2014, and 2013, respectively.  ROE was 8.12% for 2015 compared to 4.06% for 2014 and 6.89% for 2013.  ROA for 2015 was 0.90% compared to 0.46% for 2014 and 0.84% for 2013.
The increase in net income for 2015 compared to 2014 can be attributed to a decrease in the provision for credit losses, an increase in net interest income, and an increase in non-interest income, partially offset by an increase in provision for income taxes and an increase in non-interest expense. The decrease in net income for 2014 compared to 2013 can be attributed to an increase in the provision for credit losses and an increase in non-interest expense, partially offset by an increase in net-interest income before provision for credit losses, an increase in non-interest income, and a decrease in provision for income taxes.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$64,963	$209	0.32%	$53,781	$175	0.32%	$46,672	$164	0.35%
Securities
Taxable securities	285,585	4,793	1.68%	296,014	5,538	1.87%	235,487	2,375	1.01%
Non-taxable securities (1)	178,247	9,569	5.37%	163,778	8,837	5.40%	163,494	8,755	5.35%
Total investment securities	463,832	14,362	3.10%	459,792	14,375	3.13%	398,981	11,130	2.79%
Federal funds sold	251	1	0.25%	293	1	0.25%	206	1	0.25%
Total securities and interest-earning deposits	529,046	14,572	2.75%	513,866	14,551	2.83%	445,859	11,295	2.53%
Loans (2) (3)	578,899	30,504	5.27%	533,531	29,493	5.53%	445,300	26,519	5.96%
Federal Home Loan Bank stock	4,813	580	12.05%	4,700	327	6.96%	4,171	177	4.24%
Total interest-earning assets	1,112,758	$45,656	4.10%	1,052,097	$44,371	4.22%	895,330	$37,991	4.24%
Allowance for credit losses	(8,978)			(8,147)			(9,713)
Nonaccrual loans	7,863			5,998			9,183
Other real estate owned	33			36			50
Cash and due from banks	25,019			23,905			21,296
Bank premises and equipment	9,664			10,511			7,816
Other non-earning assets	76,167			73,083			62,962
Total average assets	$1,222,526			$1,157,483			$986,924
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$300,741	$261	0.09%	$265,751	$241	0.09%	$215,668	$291	0.13%
Money market accounts	227,743	141	0.06%	229,769	174	0.08%	193,833	229	0.12%
Time certificates of deposit, under $100,000	59,810	191	0.32%	60,630	228	0.38%	48,729	219	0.45%
Time certificates of deposit, $100,000 and over	89,573	355	0.40%	101,588	417	0.41%	106,307	531	0.50%
Total interest-bearing deposits	677,867	948	0.14%	657,738	1,060	0.16%	564,537	1,270	0.22%
Other borrowed funds	5,156	99	1.89%	5,155	96	1.83%	5,645	116	2.05%
Total interest-bearing liabilities	683,023	$1,047	0.15%	662,893	$1,156	0.17%	570,182	$1,386	0.24%
Non-interest bearing demand deposits	387,931			348,822			283,956
Other liabilities	16,510			15,354			13,040
Shareholders’ equity	135,062			130,414			119,746
Total average liabilities and shareholders’ equity	$1,222,526			$1,157,483			$986,924
Interest income and rate earned on average earning assets		$45,656	4.10%		$44,371	4.22%		$37,991	4.24%
Interest expense and interest cost related to average interest-bearing liabilities		1,047	0.15%		1,156	0.17%		1,386	0.24%
Net interest income and net interest margin (4)		$44,609	4.01%		$43,215	4.11%		$36,605	4.09%

(1)
Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $3,254, $3,005, and $2,977 in 2015, 2014, and 2013, respectively.

(2)	Loan interest income includes loan fees of $255 in 2015, $272 in 2014, and $320 in 2013.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Years Ended December 31, 2015 Compared to 2014			For the Years Ended December 31, 2014 Compared to 2013
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$36	$(2)	$34	$21	$(10)	$11
Investment securities:
Taxable	(195)	(550)	(745)	731	2,432	3,163
Non-taxable (1)	780	(48)	732	15	67	82
Total investment securities	585	(598)	(13)	746	2,499	3,245
Federal funds sold	—	—	—	—	—	—
Loans	2,507	(1,496)	1,011	4,479	(1,505)	2,974
FHLB Stock	7	246	253	25	125	150
Total earning assets (1)	3,135	(1,850)	1,285	5,271	1,109	6,380
Interest expense:
Deposits:
Savings, NOW and MMA	30	(43)	(13)	169	(274)	(105)
Certificates of deposit under $100,000	(3)	(34)	(37)	27	(18)	9
Certificates of deposit $100,000 and over	(50)	(12)	(62)	(23)	(91)	(114)
Total interest-bearing deposits	(23)	(89)	(112)	173	(383)	(210)
Other borrowed funds	1	2	3	(10)	(10)	(20)
Total interest bearing liabilities	(22)	(87)	(109)	163	(393)	(230)
Net interest income (1)	$3,157	$(1,763)	$1,394	$5,108	$1,502	$6,610
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $1,011,000 or 3.43% in 2015 compared to 2014.  Interest and fee income increased $2,974,000 or 11.21% in 2014 compared to 2013.  The increase in 2015 is attributable to an increase in average total loans outstanding offset by a 26 basis point decrease in the yield on loans.  Interest income during 2015 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $431,000. The recovery was partially offset by reversal of approximately $7,000 in interest income on loans put on nonaccrual status during the year. The increase in 2014 is attributable to a increase in average total loans outstanding offset by a 43 basis point decrease in the yield on loans. Interest and fee income from loans during 2014 was positively impacted by the collection in full of nonaccrual loans totaling $1,870,000 which resulted in a recovery of net interest income of approximately $642,000.  Average total loans for 2015 increased $47,233,000 to $586,762,000 compared to $539,529,000 for 2014 and $454,483,000 for 2013.  The yield on loans for 2015 was 5.27% compared to 5.53% and 5.96% for 2014 and 2013, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), decreased $228,000 or 1.97% in 2015 compared to 2014. The yield on average investments decreased 8 basis points to 2.75% for the year ended December 31, 2015 from 2.83% for the year ended December 31, 2014. Average total investments increased $15,180,000 to $529,046,000 in 2015 compared to $513,866,000 in 2014.  In 2014, total investment income on a non tax-equivalent basis increased $3,229,000 or 38.82% compared to 2013.
A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2015, we held $228,849,000 or 44.94% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 1.80%.  We invest in Collateralized Mortgage Obligations (CMO) and

Mortgage Backed Securities, (MBS) as part of the overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The cumulative net of tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2015 was an unrealized gain of $4,462,000 and is reflected in the Company’s equity.  At December 31, 2015, the average life of the investment portfolio was 5.77 years and the market value reflected a pre-tax unrealized gain of $7,474,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2015 and 2014, no OTTI was recorded. For the year ended December 31, 2013, OTTI was recorded in the amount of $17,000.  Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2015, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $37,255,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $31,622,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2015 increased $783,000 to $41,822,000 compared to $41,039,000 in 2014 and $34,836,000 in 2013.  The increase was the result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities.  The tax equivalent yield on interest earning assets decreased to 4.10% for the year ended December 31, 2015 from 4.22% for the year ended December 31, 2014.  Average interest earning assets increased to $1,112,758,000 for the year ended December 31, 2015 compared to $1,052,097,000 for the year ended December 31, 2014.  Average interest-earning deposits in other banks increased $11,182,000 comparing 2015 to 2014.  Average yield on these deposits was 0.32%.  Average investments and interest-earning deposits increased $15,180,000 but the tax equivalent yield on those assets decreased 8 basis points.  Average total loans increased $47,233,000 and the yield on average loans decreased 26 basis points.
Impacting the increase in total interest income in 2014 was the collection of approximately $642,000 of net foregone interest, asset mix changes, and increase in average earning assets, partially offset by an increase in interest-bearing liabilities. The yield on interest-earning assets decreased to 4.22% for the year ended December 31, 2014 from 4.24% for the year ended December 31, 2013.  Average interest-earning assets increased to $1,052,097,000 for the year ended December 31, 2014 compared to $895,330,000 for the year ended December 31, 2013.
Interest expense on deposits in 2015 decreased $112,000 or 10.57% to $948,000 compared to $1,060,000 in 2014 and $1,270,000 in 2013.  The decrease in interest expense in 2015 compared to 2014 was primarily due to the repricing of interest-bearing deposits which decreased 2 basis points to 0.14% in 2015 from 0.16% in 2014.  The decrease in interest expense in 2014 compared to 2013 was due to repricing of interest-bearing deposits, which decreased 6 basis points to 0.16% in 2014 from 0.22% in 2013.  Average interest-bearing deposits were $677,867,000 for 2015 compared to $657,738,000 and $564,537,000 for 2014 and 2013, respectively.  The increases in average interest-bearing deposits in 2015 and 2014 was the result of organic growth.
Average other borrowings were $5,156,000 with an effective rate of 1.89% for 2015 compared to $5,155,000 with an effective rate of 1.83% for 2014.  In 2013, the average other borrowings were $5,645,000 with an effective rate of 2.05%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit and advances from the Federal Home Loan Bank (FHLB).  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin 1.60%. The rate was 1.92% for 2015, 1.83% for 2014, and 1.84% for 2013.
The cost of all of our interest-bearing liabilities decreased 2 basis points to 0.15% for 2015 compared to 0.17% for 2014 and 0.24% for 2013.  The cost of total deposits decreased to 0.09% for the year ended December 31, 2015 compared to

0.11% and 0.15% for the years ended December 31, 2014 and 2013, respectively.  Average demand deposits increased 11.21% to $387,931,000 in 2015 compared to $348,822,000 for 2014 and $283,956,000 for 2013. The ratio of non-interest demand deposits to total deposits increased to 36.40% for 2015 compared to 34.65% and 33.47% for 2014 and 2013, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2015 increased $892,000 or 2.24% to $40,775,000 compared to $39,883,000 for 2014 and $33,451,000 for 2013.  The increase in 2015 was due to the increase in average earning assets and 2 basis point decrease in the average interest rate on interest-bearing deposits, partially offset by the decrease in the average rate on earning assets. Our net interest margin (NIM) decreased 10 basis points. Yield on interest earning assets decreased 12 basis points while the effective rate on interest bearing liabilities decreased 2 basis points.  The change in the mix of average interest earning assets also affected NIM.  Interest-earning deposits in other banks and investment securities, which tend to have lower effective yields, increased.  Net interest income before provision for credit losses increased $6,432,000 in 2014 compared to 2013, mainly due to the increase in average earning assets and 7 basis point decrease in the average interest rate on deposits liabilities. Average interest-earning assets were $1,112,758,000 for the year ended December 31, 2015 with a NIM of 4.01% compared to $1,052,097,000 with a NIM of 4.11% in 2014, and $895,330,000 with a NIM of 4.09% in 2013.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

Provision for Credit Losses

We provide for probable incurred credit losses through a charge to operating income based upon the composition of the loan portfolio, delinquency levels, historical losses and nonperforming assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or of such little value that continuance as an active earning bank asset is not warranted.
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
The allowance for credit losses is reviewed at least quarterly by the Board’s Audit/Compliance Committee and by the Board of Directors.  Reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired credit for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Changes in the allowance for credit losses may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s probable loss exposure. Management believes that all adjustments, if any, to the allowance for credit losses are supported by the timely and consistent application of methodologies and processes resulting in detailed documentation of the allowance of the allowance calculation and other portfolio trending analysis.

The allocation of the allowance for credit losses is set forth below:

Loan Type (Dollars in thousands)	December 31, 2015	December 31, 2014
Commercial:
Commercial and industrial	$3,143	$2,753
Agricultural land and production	419	377
Real estate:
Owner occupied	1,556	1,380
Real estate construction and other land loans	694	837
Commercial real estate	1,686	1,201
Agricultural real estate	1,149	564
Other real estate	119	76
Consumer:
Equity loans and lines of credit	500	811
Consumer and installment	234	267
Unallocated reserves	110	42
Total allowance for credit losses	$9,610	$8,308

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
There were $600,000 additions made to the allowance for credit losses in 2015, compared to $7,985,000 and none for the same periods in 2014 and 2013, respectively.  These provisions are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section below.  During the fourth quarter of 2014, the Company recorded a provision for credit losses of approximately $8.4 million in connection with the partial charge-off of a single commercial and agricultural relationship. The Company is actively working to collect all balances legally owed to the Company. The Company plans to continue to track and identify any expenses, net of recoveries, associated with the collection efforts of this commercial and agricultural relationship. For the year ended December 31, 2015 and 2014, collection expenses related to this relationship totaled $436,000 and $27,000, respectively.
During the year ended December 31, 2015, the Company had net recoveries totaling $702,000 compared to net charge-offs of $8,885,000 and $925,000 for the same periods in 2014 and 2013, respectively.  The net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.12)%, 1.65% and 0.20% for 2015, 2014, and 2013, respectively.
Nonperforming loans were $2,413,000 and $14,052,000 at December 31, 2015 and 2014, respectively.  Nonperforming loans as a percentage of total loans were 0.40% at December 31, 2015 compared to 2.45% at December 31, 2014.  The Company had no other real estate owned at December 31, 2015 and December 31, 2014 as compared to $190,000 at December 31, 2013.
We had loans past due, not including nonaccrual loans, totaling $136,000 at December 31, 2015 compared to $336,000 at December 31, 2014.  Excluding 2014, the Company has seen a decline in the amount of non-performing loans to an amount more in line with historical levels before the recession triggered by the financial crisis of 2008.
Notwithstanding improvements in the economy, we anticipate weakness in economic conditions on national, state and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future.  Many of the agricultural crops grown by our Central Valley customers have been harvested with preliminary results demonstrating that California’s drought and unusual weather patterns have had an impact with lower crop yields compared to the previous year for certain crops. Many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. We closely monitored the water and the related issues affecting our customers in 2015 and 2014. We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses.
As of December 31, 2015, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses of $600,000 in 2015, $7,985,000 in 2014, and none in 2013, was $40,175,000 for 2015 compared to $31,898,000 and $33,451,000 for 2014 and 2013, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $9,387,000 in 2015 compared to $8,164,000 and $7,831,000 in 2014 and 2013, respectively. The $1,223,000 or 14.98% increase in non-interest income was due to increases in net realized gains on sales and calls of investment securities, loan placement fees, Federal Home Loan Bank dividends, and other income, compared to the comparable 2014 period, partially offset by a decrease in service charge income, interchange fees, and appreciation in cash surrender value of bank owned life insurance. The $333,000 or 4.25% increases in non-interest income comparing 2014 to 2013 was due to increases in service charge income, interchange fees, appreciation in cash surrender value of bank owned life insurance, Federal Home Loan Bank dividends, and gain on sale of other real estate owned, partially offset by gains on sales and calls of investment securities and loan placement fees.
Customer service charges decreased $210,000 to $3,070,000 in 2015 compared to $3,280,000 in 2014 and $3,156,000 in 2013.  The decrease in 2015 from 2014, is due to lower analyzed service charge fee income. The increase in 2014 from 2013 is mainly due to increases in overdraft and analyzed service charge fee income.
During the year ended December 31, 2015, we realized net gains on sales and calls of investment securities of $1,495,000. In 2014, we realized a net gain of $904,000 compared to a net gain of $1,265,000 in 2013 from sales and calls of investment securities. The net gains in 2015 , 2014, and 2013 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  See Footnote 4 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $596,000 in 2015 compared to $614,000 and $495,000 in 2014 and 2013, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.
Interchange fees totaled $1,197,000 in 2015 compared to $1,205,000 and $962,000 in 2014 and 2013, respectively. Part of the increases in 2014 is attributable to the VCB acquisition.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $498,000 in 2015 to $1,042,000 compared to $544,000 in 2014 and $677,000 in 2013.  Fees were higher in 2015 compared to 2014 and 2013. Refinancing and new mortgage activity increased in 2015 and decreased slightly in 2014. We continue to see the historically low mortgage rates and first time home buyer tax incentives.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2015, we held $4,823,000 in FHLB stock compared to $4,791,000 at December 31, 2014.  Dividends in 2015 increased to $580,000 compared to $327,000 in 2014 and $177,000 in 2013.
Other income increased to $1,396,000 in 2015 compared to $1,227,000 and $1,099,000 in 2014 and 2013, respectively. The period-to-period increase in 2015 compared to 2014 was primarily due to increases in electronic funds transfer fee income and non-customer check cashing fees. In addition, the Company realized a $345,000 tax-free gain related to the collection of life insurance proceeds in June 2015 which is included in Other income.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $678,000 or 1.92% to $36,016,000 in 2015 compared to $35,338,000 in 2014, and $31,685,000 in 2013.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles and other real estate owned expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 69.24% for 2015 compared to 69.42% for 2014 and 73.06% for 2013. The improvement in the efficiency ratio in 2015 is due to the growth in revenues outpacing the growth in non-interest expense. The improvement in the efficiency ratio in 2014 compared to 2013 is also due to the growth in revenues outpacing the growth in non-interest expense.

Salaries and employee benefits increased $1,115,000 or 5.65% to $20,836,000 in 2015 compared to $19,721,000 in 2014 and $17,427,000 in 2013.  Full time equivalents were 273 for the year ended December 31, 2015 compared to 271 for the year ended December 31, 2014. In addition, the increase in 2015 as compared to 2014 is a result of higher commissions on loan originations, group health insurance expenses and profit sharing expenses. The Company had no profit sharing expense in 2014. 2015 also had higher loan origination costs which reduce the Company’s total salaries and employee benefits.
At December 31, 2015, we had three share based compensation plans under which compensation expense is recognized based on the estimated fair value of the awards at the date of the grant. In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. Currently under the 2015 Plan, there are 875,000 shares remain reserved for future grants as of December 31, 2015.  The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 80,045 shares remain reserved for issuance for options already granted under incentive and nonstatutory agreements. This plan expired in November 2010 and no new options will be granted under this plan.  The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) provided for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock.  Currently under the 2005 Plan, there are 213,678 shares reserved for issuance for options and restricted stock awards already committed to be granted to employees and directors under incentive and nonstatutory agreements. The 2005 Plan expired May 16, 2015 and no additional grants will be made under this plan.
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
For the years ended December 31, 2015, 2014, and 2013, the compensation cost recognized for share based compensation was $238,000, $173,000 and $98,000, respectively.
As of December 31, 2015, there was $86,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 1.72 years.  See Notes 1 and 15 to the audited Consolidated Financial Statements for more detail.
No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2015 and 2014.
During the year ended December 31, 2015, 9,268 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a fair market value of $10.79 per share on the date of grant. As of December 31, 2015, there was $554,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 3.58 years and will be adjusted for subsequent changes in estimated forfeitures.
Occupancy and equipment expense decreased $166,000 or 3.43% to $4,669,000 in 2015 compared to $4,835,000 in 2014 and $4,109,000 in 2013.  The decrease in 2015 was the result of the closure of an ATM location in Visalia. The increase in 2014 was primarily due to increases in rent and depreciation expense for the premises acquired from VCB. The Company made no changes in depreciation expense methodology.
Regulatory assessments increased $297,000 or 38.98% to $1,059,000 in 2015 compared to $762,000 and $696,000 in 2014 and 2013, respectively.  The assessment base for calculating the amount owed is average assets minus average tangible equity. The increase in regulatory assessments was a result of higher assessment rate which was a result of changes in credit quality ratios used in determining the assessment rate along with higher average assets.
Data processing expenses were $1,139,000 in 2015 compared to $1,820,000 in 2014 and $1,383,000 in 2013.  The $681,000 or 37.42% decrease in 2015, was a result of higher expenses in 2014 which related to final conversion from VCB platforms and largely due to the renegotiation of data processing contracts which became effective January 1, 2015. The $437,000 or 31.60% increase in 2014 compared to 2013 is the result of increased processing charges related to the VCB acquisition and an increase of accounts and services provided to our customers and branches.
Amortization of core deposit intangibles was $320,000 for 2015, $337,000 for 2014, and $268,000 for 2013. During 2015, amortization expense related to Service 1st Bank core deposit intangible (CDI) was $183,000, and amortization expense related to VCB CDI was $137,000. During 2014, amortization expense related to Service 1st Bank core deposit intangible (CDI) was $200,000, and amortization expense related to VCB CDI was $137,000. During 2013, amortization expense related to Service 1st Bank core deposit intangible (CDI) was $200,000, and amortization expense related to VCB CDI was $68,000.
ATM/Debit card expenses decreased $76,000 to $548,000 for the year ended December 31, 2015 compared to $624,000 in 2014 and $527,000 in 2013.  License and maintenance contracts increased $32,000 to $520,000 for the year ended December 31, 2015 compared to $488,000 and $472,000 in 2014 and 2013, respectively.  Other non-interest expenses decreased $362,000 or 8.11% to $4,104,000 in 2015 compared to $4,466,000 in 2014 and $3,866,000 in 2013.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2015	% Average Assets	Other Expense 2014	% Average Assets	Other Expense 2013	% Average Assets
Stationery/supplies	$269	0.02%	$266	0.02%	$257	0.02%
Amortization of software	240	0.02%	224	0.02%	243	0.02%
Director fees and related expenses	306	0.03%	262	0.02%	233	0.02%
Telephone	292	0.02%	230	0.02%	219	0.02%
Postage	212	0.02%	238	0.02%	202	0.02%
Armored courier fees	218	0.02%	221	0.02%	155	0.01%
Risk management expense	163	0.01%	207	0.02%	155	0.01%
Loss (gain) on sale or write-down of assets	6	—%	201	0.02%	(1)	—%
Donations	185	0.02%	179	0.02%	160	0.01%
Personnel other	173	0.01%	154	0.01%	122	0.01%
Education/training	148	0.01%	135	0.01%	135	0.01%
General insurance	150	0.01%	141	0.01%	126	0.01%
Appraisal fees	66	0.01%	130	0.01%	89	0.01%
Operating losses	56	—%	53	—%	67	0.01%
Other	1,620	0.13%	1,825	0.16%	1,704	0.15%
Total other non-interest expense	$4,104	0.34%	$4,466	0.39%	$3,866	0.34%

Provision for Income Taxes

Our effective income tax rate was 19.1% for 2015 compared to (12.0)% for 2014 and 14.1% for 2013.  The Company reported an income tax provision (benefit) of $2,582,000, $(570,000), and $1,347,000 for the years ended December 31, 2015, 2014, and 2013, respectively.  Changes in the Company’s effective tax rate other than changes in the level of income before taxes were due in part to changes in tax law which limited the use of various tax credits and incentive beginning in 2014 and the ratio of non-taxable income to total income before taxes.

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

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2015 compared to December 31, 2014.

Total assets were $1,276,736,000 as of December 31, 2015, compared to $1,192,183,000 as of December 31, 2014, an increase of 7.09% or $84,553,000.  Total gross loans were $598,111,000 as of December 31, 2015, compared to $572,588,000 as of December 31, 2014, an increase of $25,523,000 or 4.46%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 11.53% or $60,033,000 to $580,544,000.  Total deposits increased 7.42% or $77,115,000 to $1,116,267,000 as of December 31, 2015, compared to $1,039,152,000 as of December 31, 2014.  Shareholders’ equity increased $8,278,000 or 6.32% to $139,323,000 as of December 31, 2015, compared to $131,045,000 as of December 31, 2014. The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid, partially offset by a decrease in unrealized gains on available-for-sale investment securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $15,991,000 as of December 31, 2015, compared to $16,831,000 as of December 31, 2014, a decrease of $840,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2015, investment securities with a fair value of $118,400,000, or 23.25% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2015 was 53.58% compared to 55.10% at December 31, 2014.  The loan to deposit ratio of our peers was 75.73% at December 31, 2015.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $2.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 11.53% or $60,033,000 to $580,544,000 at December 31, 2015, from $520,511,000 at December 31, 2014.  The market value of the portfolio reflected an unrealized gain of $7,474,000 at December 31, 2015, compared to an unrealized gain of $8,896,000 at December 31, 2014.
Losses recognized in 2015, 2014, and 2013 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased.  The Company is addressing risks in the security portfolio by selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile.
On January 20, 2016, management sold certain investment securities with a book value of $23.0 million in a routine restructuring of the investment portfolio. Through the proper operation of the Company’s internal control process related to investment securities, management discovered after the transaction settled that five of the 13 securities sold were previously designated as Held to Maturity (HTM). The book value of the HTM securities sold was $8.0 million. The gain realized on the sale of the HTM securities was $648,000. The Company will reclassify the remaining HTM securities as Available for Sale as of January 20, 2016.
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
As of December 31, 2015, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2015, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2015 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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
At December 31, 2015, the Company had a total of 17 PLRMBS with a remaining principal balance of $2,356,000 and a net unrealized gain of approximately $1,234,000.  Nine of these PLRMBS with a remaining principal balance of $2,094,000 had credit ratings below investment grade.  The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. No credit related OTTI charges related to PLRMBS were recorded during the year ended December 31, 2015.
See Note 4 to the audited Consolidated Financial Statements for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $25,523,000 or 4.46% to $598,111,000 as of December 31, 2015, compared to $572,588,000 as of December 31, 2014.

The following table sets forth information concerning the composition of our loan portfolio as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

	2015		2014		2013		2012		2011
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$102,197	17.1%	$89,007	15.5%	$87,082	17.0%	$77,956	19.7%	$78,089	18.3%
Agricultural land and production	30,472	5.1%	39,140	6.8%	31,649	6.1%	26,599	6.7%	29,958	7.0%
Total commercial	132,669	22.2%	128,147	22.3%	118,731	23.1%	104,555	26.4%	108,047	25.3%
Real estate:
Owner occupied	168,910	28.2%	176,804	30.9%	156,781	30.6%	114,444	28.9%	113,183	26.4%
Real estate-construction and other land loans	38,685	6.5%	38,923	6.8%	42,329	8.3%	33,199	8.4%	33,047	7.7%
Commercial real estate	117,244	19.6%	106,788	18.7%	86,117	16.8%	53,797	13.6%	62,523	14.6%
Agricultural real estate	74,867	12.5%	57,501	10.0%	44,164	8.6%	28,400	7.2%	42,596	9.9%
Other real estate	10,520	1.8%	6,611	1.2%	4,548	0.9%	8,098	2.0%	7,892	1.8%
Total real estate	410,226	68.6%	386,627	67.6%	333,939	65.2%	237,938	60.1%	259,241	60.4%
Consumer:
Equity loans and lines of credit	42,296	7.1%	47,575	8.3%	48,594	9.5%	42,932	10.9%	51,106	12.0%
Consumer and installment	12,503	2.1%	10,093	1.8%	11,252	2.2%	10,346	2.6%	9,765	2.3%
Total consumer	54,799	9.2%	57,668	10.1%	59,846	11.7%	53,278	13.5%	60,871	14.3%
Deferred loan fees, net	417		146		(159)		(453)		(764)
Total gross loans	598,111	100.0%	572,588	100.0%	512,357	100.0%	395,318	100.0%	427,395	100.0%
Allowance for credit losses	(9,610)		(8,308)		(9,208)		(10,133)		(11,396)
Total loans	$588,501		$564,280		$503,149		$385,185		$415,999

At December 31, 2015, loans acquired in the VCB acquisition had a balance of $62,395,000, of which $1,617,000 were commercial loans, $51,576,000 were real estate loans, and $9,202,000 were consumer loans. At December 31, 2014, loans acquired in the VCB acquisition had a balance of $77,882,000, of which $3,590,000 were commercial loans, $62,792,000 were real estate loans, and $11,500,000 were consumer loans.
At December 31, 2015, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.9% of total loans of which 22.2% were commercial and 75.7% were real-estate-related.  This level of concentration is consistent with 98.2% at December 31, 2014.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial further decline in the performance of the economy in general or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2015 and 2014.
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
At December 31, 2015, total nonperforming assets totaled $2,413,000, or 0.19% of total assets, compared to $14,052,000, or 1.18% of total assets at December 31, 2014.  Total nonperforming assets at December 31, 2015, included nonaccrual loans totaling $2,413,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2014 consisted of $14,052,000 in nonaccrual loans, no OREO, and no repossessed assets. At December 31, 2015, we had four loans considered troubled debt restructurings (“TDRs”) totaling $1,337,000 which are included in nonaccrual loans compared to three TDRs totaling $1,826,000 at December 31, 2014. We have no outstanding commitments to lend additional funds to any of these borrowers.
A summary of nonaccrual, restructured, and past due loans at December 31, 2015 and 2014 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2015 and 2014.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2015, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual Loans:
Commercial and industrial	$—	$7,265	$335	$—	$267
Owner occupied	324	1,363	1,777	213	353
Agricultural real estate	—	360	—	—	—
Commercial real estate	567	1,468	158	—	2,434
Equity loans and line of credit	172	1,751	721	237	705
Consumer and installment	13	19	—	—	74
Restructured loans (non-accruing):
Commercial and industrial	29	—	1,192	—	—
Owner occupied	23	—	384	1,362	1,019
Real estate construction and other land loans	—	547	1,450	6,288	6,823
Commercial real estate	—	—	—	—	1,110
Equity loans and line of credit	1,285	1,279	1,565	1,595	1,649
Consumer and Installment	—	—	4	—	—
Total nonaccrual	2,413	14,052	7,586	9,695	14,434
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$2,413	$14,052	$7,586	$9,695	$14,434

Nonperforming loans to total loans	0.40%	2.45%	1.48%	2.45%	3.38%
Ratio of nonperforming loans to allowance for credit losses	25.11%	169.14%	82.38%	95.68%	126.66%
Loans considered to be impaired	$6,699	$18,826	$13,357	$17,105	$23,644
Related allowance for credit losses on impaired loans	$164	$612	$1,007	$510	$4,368

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of December 31, 2015 and 2014, we had impaired loans totaling $6,699,000 and $18,826,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral.  We perform quarterly internal reviews on substandard loans.  We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $340,000 for the year ended December 31, 2015 of which $104,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $716,000 and $661,000 for the years ended December 31, 2014 and 2013, respectively of which $139,000 and $279,000 was attributable to troubled debt restructurings, respectively.

The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2015.

(Dollars in thousands)	Balances December 31, 2014	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral - OREO	Returns to Accrual Status	Charge Offs	Balances December 31, 2015
Non-accrual loans:
Commercial and industrial	$7,209	$190	$(6,620)	$—	$—	$(779)	$—
Real estate	2,831	720	(2,660)	—	—	—	891
Real estate construction and land development	—	53	(53)	—	—	—	—
Agricultural real estate	360	—	(360)	—	—	—	—
Equity loans and lines of credit	1,751	152	(1,364)	(227)	(111)	(29)	172
Consumer	19	3	(6)	—	—	(3)	13
Restructured loans (non-accruing):
Commercial and industrial	56	—	(27)	—	—	—	29
Real estate	—	25	(2)	—	—	—	23
Real estate construction and land development	547	—	(547)	—	—	—	—
Equity loans and lines of credit	1,279	41	(35)	—	—	—	1,285
Total non-accrual	$14,052	$1,184	$(11,674)	$(227)	$(111)	$(811)	$2,413

The following table provides a summary of the annual change in the OREO balance:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Balance, beginning of year	$—	$190
Additions	227	235
1st lien assumed upon foreclosure	121	—
Dispositions	(359)	(488)
Write-downs	—	—
Net gain on disposition	11	63
Balance, end of year	$—	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value, less selling costs. As of December 31, 2015 the Bank had no OREO properties. In 2015, the Bank foreclosed on one property collateralized by real estate. Proceeds from OREO sales totaled $359,000 during 2015. The Company realized $11,000 in net gains from the sale of all properties.
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
In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan.  The allowance is increased by provisions charged against earnings and recoveries, and reduced by net loan charge offs.  Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible.  Recoveries are generally recorded only when cash payments are received.
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
Management adheres to an internal asset review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover probable incurred losses.  The Bank’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans, into various risk categories.  The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets.  In general, all credit facilities exceeding 90 days of delinquency require classification and are placed on nonaccrual.
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Balance, beginning of year	$8,308	$9,208
Provision charged to operations	600	7,985
Losses charged to allowance	(961)	(9,834)
Recoveries	1,663	949
Balance, end of year	$9,610	$8,308
Allowance for credit losses to total loans	1.61%	1.45%

As of December 31, 2015, the allowance for credit losses (ALLL) stood at $9,610,000, compared to $8,308,000 at December 31, 2014, a net increase of $1,302,000.  The increase in the ALLL was due to net recoveries and a provision for credit losses during the year ended December 31, 2015, the retention of which was necessitated by management’s observations and assumptions about the existing credit quality of the loan portfolio.  Net recoveries totaled $702,000 while the provision for credit losses was $600,000. The balance of classified loans and loans graded special mention, totaled $31,764,000 and $28,719,000 at December 31, 2015 and $33,758,000 and $8,663,000 at December 31, 2014.   The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $217,166,000 as of December 31, 2015, compared to $214,131,000 as of December 31, 2014. At December 31, 2015 and 2014, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $150,000 and $165,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
The ALLL as a percentage of total loans was 1.61% at December 31, 2015, and 1.45% at December 31, 2014. Total loans include VCB loans that were recorded at fair value in connection with the acquisition of $62,395,000 at December 31, 2015 and $77,882,000 at December 31, 2014. Excluding these VCB loans from the calculation, the ALLL to total gross loans was 1.79% and 1.68% as of December 31, 2015 and 2014, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.79% and 1.62%, respectively. The loan portfolio acquired in the VCB merger was booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.  While non-performing loans improved substantially during 2015, the liquidation of collateral associated with a single commercial and agricultural relationship that was charged down to its net realizable value during the year ended December 31, 2014, the migration of special mention loans from $8,663,000 to $28,719,000 and changes in qualitative factors during the year ended December 31, 2015 gave rise to the need for additional general loan loss reserves.
The Company’s loan portfolio balances in 2015 increased through organic growth.  The higher allowance for credit losses to total loans ratio is supported by the recent acceleration of growth rates of loans included in the ALLL as well as the high loss experienced in 2014. During the fourth quarter of 2014, the Company recorded a provision for credit losses of approximately $8.4 million in connection with the partial charge-off of a single commercial and agricultural relationship. The Company is actively working to collect all balances legally owed to the Company. The Company plans to continue to track and identify any expenses, net of recoveries, associated with the collection efforts of this commercial and agricultural relationship, and management of the Company continues to work to minimize any future losses related to this credit. For the year ended December 31, 2015, collection expenses related to this relationship totaled $436,000 as compared to $27,000 in 2014.
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses (or peer data) by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of December 31, 2015.
Non-performing loans totaled $2,413,000 as of December 31, 2015, and $14,052,000 as of December 31, 2014.  The allowance for credit losses as a percentage of nonperforming loans was 398.26% and 59.12% as of December 31, 2015 and December 31, 2014, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2015 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2015 was $29,917,000 consisting of $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2015, so goodwill was not required to be retested.
The intangible assets at December 31, 2015 represent the estimated fair value of the core deposit relationships acquired in the 2008 acquisition of Service 1st Bank of $1,400,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2015 was $1,024,000, net of $1,741,000 in accumulated amortization expense.  The carrying value at December 31, 2014 was $1,344,000, net of $1,421,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2015 and determined no impairment was necessary. In addition, management determined that no events had occurred between the annual evaluation date and December 31, 2015 which would necessitate further analysis. Amortization expense recognized was $320,000 for 2015, $337,000 for 2014 and $268,000 2013.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2016	$137
2017	137
2018	137
2019	137
2020	137
Thereafter	339
Total	$1,024

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
Total deposits increased $77,115,000 or 7.42% to $1,116,267,000 as of December 31, 2015, compared to $1,039,152,000 as of December 31, 2014.  Interest-bearing deposits increased $24,744,000 or 3.73% to $687,494,000 as of December 31, 2015, compared to $662,750,000 as of December 31, 2014.  Non-interest bearing deposits increased $52,371,000 or 13.91% to $428,773,000 as of December 31, 2015, compared to $376,402,000 as of December 31, 2014.  Average non-interest bearing deposits to average total deposits was 36.40% for the year ended December 31, 2015 compared to 34.65% for the same period in 2014. Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.77% in 2015 compared to 3.81% in 2014 based on FDIC deposit market share information published as of June 2015.

The composition of the deposits and average interest rates paid at December 31, 2015 and December 31, 2014 is summarized in the table below.

(Dollars in thousands)	December 31, 2015	% of Total Deposits	Effective Rate	December 31, 2014	% of Total Deposits	Effective Rate
NOW accounts	$227,167	20.4%	0.10%	$209,781	20.2%	0.11%
MMA accounts	239,241	21.4%	0.06%	228,268	22.0%	0.08%
Time deposits	139,703	12.5%	0.37%	153,320	14.7%	0.40%
Savings deposits	81,383	7.3%	0.04%	71,381	6.9%	0.05%
Total interest-bearing	687,494	61.6%	0.14%	662,750	63.8%	0.16%
Non-interest bearing	428,773	38.4%		376,402	36.2%
Total deposits	$1,116,267	100.0%		$1,039,152	100.0%

There were no short-term or long-term FHLB borrowings as of December 31, 2015 and December 31, 2014. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances.
The Company succeeded to all of the rights and obligations of Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2015, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning after five years, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2015, the rate was 1.92%.  Interest expense recognized by the Company for the years ended December 31, 2015, 2014, and 2013 was $99,000, $96,000 and $98,000, respectively.

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
Our shareholders’ equity was $139,323,000 as of December 31, 2015, compared to $131,045,000 as of December 31, 2014.  The increase in shareholders’ equity is the result of increase in retained earnings from net income of $10,964,000, exercise of stock options, including the related tax benefit of $66,000, and the effect of share based compensation expense of $238,000, offset by common stock cash dividends of $1,979,000 and a decrease in accumulated other comprehensive income (AOCI) of $915,000.
During 2015, the Bank declared and paid cash dividends to the Company in the amount of $2,260,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. The Company declared and paid a total of $1,979,000 or $0.18 per common share cash dividend to shareholders of record during the year ended December 31, 2015.
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
During 2013, the Bank declared and paid cash dividends to the Company of $18,000,000, in connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $2,048,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2013.
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

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act.  Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased in basis to all banking organizations, including the Company and the Bank.  Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The additional “countercyclical capital buffer” is also required for larger and more complex institutions.  The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank intend to exercise).  The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, would be phased in through 2019.  The implementation of the Basel III framework commenced on January 1, 2015.
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$105,825	8.65%	$95,936	8.36%
Minimum regulatory requirement	$48,950	4.00%	$45,894	4.00%
Central Valley Community Bank	$104,878	8.58%	$95,298	8.31%
Minimum requirement for “Well-Capitalized” institution	$61,148	5.00%	$57,341	5.00%
Minimum regulatory requirement	$48,918	4.00%	$45,873	4.00%
Common Equity Tier 1 Ratio
Central Valley Community Bancorp and Subsidiary	$103,152	13.44%	N/A	N/A
Minimum regulatory requirement	$34,650	4.50%	N/A	N/A
Central Valley Community Bank	$104,878	13.67%	N/A	N/A
Minimum requirement for “Well-Capitalized” institution	$50,017	6.50%	N/A	N/A
Minimum regulatory requirement	$34,627	4.50%	N/A	N/A
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$105,825	13.79%	$95,936	13.67%
Minimum regulatory requirement	$46,200	6.00%	$28,075	4.00%
Central Valley Community Bank	$104,878	13.67%	$95,298	13.59%
Minimum requirement for “Well-Capitalized” institution	$61,560	8.00%	$42,080	6.00%
Minimum regulatory requirement	$46,170	6.00%	$28,053	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$115,466	15.04%	$104,447	14.88%
Minimum regulatory requirement	$61,601	8.00%	$56,150	8.00%
Central Valley Community Bank	$114,513	14.93%	$103,809	14.80%
Minimum requirement for “Well-Capitalized” institution	$76,949	10.00%	$70,133	10.00%
Minimum regulatory requirement	$61,560	8.00%	$56,106	8.00%

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2015, the Company had unpledged securities totaling $394,296,000 available as a secondary source of liquidity and total cash and cash equivalents of $94,617,000.  Cash and cash equivalents at December 31, 2015 increased 22.36% compared to December 31, 2014.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.  Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality.  Consequently, expanding our loan portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.
As a means of augmenting our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2015, our available borrowing capacity includes approximately $40,000,000 in Federal funds lines with our correspondent banks and $308,356,000 in unused FHLB advances.  At December 31, 2015, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.  The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2015 and 2014:

Credit Lines (In thousands)	December 31, 2015	December 31, 2014
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$308,356	$290,851
Balance outstanding	$—	$—
Collateral pledged	$215,223	$183,036
Fair value of collateral	$215,307	$183,171
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$2,328	$2,441
Balance outstanding	$—	$—
Collateral pledged	$2,578	$2,729
Fair value of collateral	$2,598	$2,757

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $217,166,000 as of December 31, 2015 compared to $214,131,000 as of December 31, 2014.  For a more detailed discussion of these financial instruments, see Note 13 to the audited Consolidated Financial Statements in this Annual Report.
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
At December 31, 2015, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Market Risk section for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2015, 78.87% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2015, 77.77% of our time deposits matures within one year or less.
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
Management employs asset and liability management software to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2015. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2015 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2015, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2015	% Change from Rates at December 31, 2015
Up 400 bps	$46,532	$4,328	10.25%
Up 300 bps	45,429	3,225	7.64%
Up 200 bps	44,323	2,119	5.02%
Up 100 bps	43,233	1,029	2.44%
Unchanged	42,204	—	—
Down 100 bps	40,844	(1,360)	(3.22)%

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
The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$471,757	78.87%	$455,735	79.59%
Fixed rate	126,354	21.13%	116,853	20.41%
Total gross loans	$598,111	100.00%	$572,588	100.00%

Approximately 78.87% of our loan portfolio is tied to adjustable rate indices and 38.67% of our loan portfolio reprices within 90 days.  As of December 31, 2015, we had 1,453 commercial and real estate loans totaling $348,180,000 with floors ranging from 3.25% to 7.50% and ceilings ranging from 7.00% to 30.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$250,705	41.91%	$253,221	44.22%
1-3 Years	124,385	20.80%	115,022	20.09%
3-5 Years	139,417	23.31%	120,065	20.97%
> 5 Years	83,604	13.98%	84,280	14.72%
Total gross loans	$598,111	100.00%	$572,588	100.00%
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria issued in the 2013 Internal Control-Integrated Framework (Framework) established and updated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, the Company’s management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary
Fresno, California

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Central Valley Community Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Sacramento, California
March 15, 2016

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

(In thousands, except share amounts)	2015	2014
ASSETS
Cash and due from banks	$23,339	$21,316
Interest-earning deposits in other banks	70,988	55,646
Federal funds sold	290	366
Total cash and cash equivalents	94,617	77,328
Available-for-sale investment securities (Amortized cost of $470,080 at December 31, 2015 and $423,639 at December 31, 2014)	477,554	432,535
Held-to-maturity investment securities (Fair value of $35,142 at December 31, 2015 and $35,096 at December 31, 2014)	31,712	31,964
Loans, less allowance for credit losses of $9,610 at December 31, 2015 and $8,308 at December 31, 2014	588,501	564,280
Bank premises and equipment, net	9,292	9,949
Bank owned life insurance	20,702	20,957
Federal Home Loan Bank stock	4,823	4,791
Goodwill	29,917	29,917
Core deposit intangibles	1,024	1,344
Accrued interest receivable and other assets	18,594	19,118
Total assets	$1,276,736	$1,192,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$428,773	$376,402
Interest bearing	687,494	662,750
Total deposits	1,116,267	1,039,152
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	15,991	16,831
Total liabilities	1,137,413	1,061,138
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 10,996,773 at December 31, 2015 and 10,980,440 at December 31, 2014	54,424	54,216
Retained earnings	80,437	71,452
Accumulated other comprehensive income, net of tax	4,462	5,377
Total shareholders’ equity	139,323	131,045
Total liabilities and shareholders’ equity	$1,276,736	$1,192,183
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2015, 2014, and 2013

(In thousands, except per share amounts)	2015	2014	2013
Interest income:
Interest and fees on loans	$30,504	$29,493	$26,519
Interest on deposits in other banks	210	176	164
Interest and dividends on investment securities:
Taxable	4,793	5,538	2,375
Exempt from Federal income taxes	6,315	5,832	5,778
Total interest income	41,822	41,039	34,836
Interest expense:
Interest on deposits	948	1,060	1,270
Interest on junior subordinated deferrable interest debentures	99	96	98
Other	—	—	17
Total interest expense	1,047	1,156	1,385
Net interest income before provision for credit losses	40,775	39,883	33,451
Provision for credit losses	600	7,985	—
Net interest income after provision for credit losses	40,175	31,898	33,451
Non-interest income:
Service charges	3,070	3,280	3,156
Appreciation in cash surrender value of bank owned life insurance	596	614	495
Interchange fees	1,197	1,205	962
Loan placement fees	1,042	544	677
Gain on disposal of other real estate owned	11	63	—
Net realized gains on sales and calls of investment securities	1,495	904	1,265
Federal Home Loan Bank dividends	580	327	177
Other income	1,396	1,227	1,099
Total non-interest income	9,387	8,164	7,831
Non-interest expenses:
Salaries and employee benefits	20,836	19,721	17,427
Occupancy and equipment	4,669	4,835	4,109
Regulatory assessments	1,059	762	696
Data processing expense	1,139	1,820	1,383
ATM/Debit card expenses	548	624	527
License & maintenance contracts	520	488	472
Advertising	608	589	476
Professional services	1,504	1,176	1,088
Internet banking expenses	709	520	397
Acquisition and integration	—	—	976
Amortization of core deposit intangibles	320	337	268
Other expense	4,104	4,466	3,866
Total non-interest expenses	36,016	35,338	31,685
Income before provision for income taxes	13,546	4,724	9,597
Provision (benefit) for income taxes	2,582	(570)	1,347
Net income	$10,964	$5,294	$8,250
Preferred stock dividends and accretion	—	—	350
Net income available to common shareholders	$10,964	$5,294	$7,900
Basic earnings per common share	$1.00	$0.48	$0.77
Diluted earnings per common share	$1.00	$0.48	$0.77
Cash dividends per common share	$0.18	$0.20	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)	2015	2014	2013
Net income	$10,964	$5,294	8,250
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)	59	13,847	(15,510)
Less: reclassification for net gains included in net income	1,481	904	1,265
Amortization of net unrealized gains transferred during the period	(78)	(21)	—
Other comprehensive income (loss), before tax	(1,500)	12,922	(16,775)
Tax (expense) benefit related to items of other comprehensive income	585	(5,259)	6,903
Total other comprehensive income (loss)	(915)	7,663	(9,872)
Comprehensive income (loss)	$10,049	$12,957	$(1,622)
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014, and 2013

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Series C				Retained Earnings
(In thousands, except share amounts)	Shares	Amount	Shares	Amount
Balance, January 1, 2013	7,000	$7,000	9,558,746	$40,583	$62,496	$7,586	$117,665
Net income	—	—	—	—	8,250	—	8,250
Other comprehensive loss	—	—	—	—	—	(9,872)	(9,872)
Redemption of preferred stock Series C	(7,000)	(7,000)	—	—	—	—	(7,000)
Cash dividend ($0.20 per common share)	—	—	—	—	(2,048)	—	(2,048)
Stock issued for acquisition	—	—	1,262,605	12,494	—	—	12,494
Stock-based compensation expense	—	—	—	98	—	—	98
Stock options exercised and related tax benefit	—	—	93,329	806	—	—	806
Preferred stock dividends and accretion	—	—	—	—	(350)	—	(350)
Balance, December 31, 2013	—	—	10,914,680	53,981	68,348	(2,286)	120,043
Net income	—	—	—	—	5,294	—	5,294
Other comprehensive income	—	—	—	—	—	7,663	7,663
Restricted stock granted, forfeited and related tax benefit	—	—	56,850	—	—	—	—
Stock-based compensation expense	—	—	—	173	—	—	173
Cash dividend ($0.20 per common share)	—	—	—	—	(2,190)	—	(2,190)
Stock options exercised and related tax benefit	—	—	8,910	62	—	—	62
Balance, December 31, 2014	—	—	10,980,440	54,216	71,452	5,377	131,045
Net income	—	—	—	—	10,964	—	10,964
Other comprehensive loss	—	—	—	—	—	(915)	(915)
Restricted stock granted, forfeited and related tax benefit	—	—	7,263	(96)	—	—	(96)
Stock-based compensation expense	—	—	—	238	—	—	238
Cash dividend ($0.18 per common share)	—	—	—	—	(1,979)	—	(1,979)
Stock options exercised and related tax benefit	—	—	9,070	66	—	—	66
Balance, December 31, 2015	—	$—	10,996,773	$54,424	$80,437	$4,462	$139,323

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$10,964	$5,294	$8,250
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	(270)	(305)	(294)
Depreciation	1,392	1,355	1,133
Accretion	(1,196)	(1,015)	(852)
Amortization	8,024	7,949	9,179
Stock-based compensation	238	173	98
Excess tax benefit from exercise of stock options	(6)	(7)	(17)
Provision for credit losses	600	7,985	—
Net realized gains on sales and calls of available-for-sale investment securities	(1,481)	(904)	(1,265)
Net realized gains on calls of held-to-maturity investment securities	(14)	—	—
Net loss (gain) on sale and disposal of equipment	6	201	(1)
Net gain on sale of other real estate owned	(11)	(63)	—
Increase in bank owned life insurance, net of expenses	(596)	(614)	(495)
Net gain on bank owned life insurance	(345)	—	—
Net decrease (increase) in accrued interest receivable and other assets	2,109	(3,021)	410
Net decrease in prepaid FDIC Assessments	—	—	1,542
Net (decrease) increase in accrued interest payable and other liabilities	(963)	537	(1,805)
Benefit for deferred income taxes	(933)	(408)	(296)
Net cash provided by operating activities	17,518	17,157	15,587
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisition	—	—	40,935
Purchases of available-for-sale investment securities	(198,851)	(146,468)	(222,668)
Proceeds from sales or calls of available-for-sale investment securities	93,167	79,757	88,146
Proceeds from calls of held-to-maturity investment securities	810	—	—
Proceeds from maturity and principal repayment of available-for-sale investment securities	53,593	52,665	76,512
Net increase in loans	(24,776)	(69,047)	(4,393)
Proceeds from sale of other real estate owned	359	488	263
Purchases of premises and equipment	(741)	(1,328)	(1,159)
Purchases of bank owned life insurance	(325)	(900)	—
FHLB stock (purchased) redeemed	(32)	(292)	48
Proceeds from bank owned life insurance	1,365	—	—
Proceeds from sale of premises and equipment	—	363	1
Net cash used in investing activities	(75,431)	(84,762)	(22,315)
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	90,732	50,643	75,663
Net (decrease) increase in time deposits	(13,617)	(15,634)	2,841
Repayments of short-term borrowings to Federal Home Loan Bank	—	—	(4,000)
Redemption of preferred stock Series C	—	—	(7,000)
Proceeds from exercise of stock options	60	55	789
Excess tax benefit from exercise of stock options	6	7	17
Cash dividend payments on common stock	(1,979)	(2,190)	(2,048)
Cash dividend payments on preferred stock	—	—	(438)
Net cash provided by financing activities	75,202	32,881	65,824
Increase (decrease) in cash and cash equivalents	17,289	(34,724)	59,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,328	112,052	52,956
CASH AND CASH EQUIVALENTS AT END OF YEAR	$94,617	$77,328	$112,052

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)	2015	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,059	$1,171	$1,430
Income taxes	$1,865	$1,360	$1,790
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	$—	$31,346	$—
Unrealized gain on transfer of securities from available-for-sale to held-to-maturity	$—	$163	$—
Foreclosure of loan collateral and recognition of other real estate owned	$227	$235	$190
Assumption of debt related to foreclosure of other real estate owned	$121	$—	$—
Common stock issued in Visalia Community Bank acquisition	$—	$—	$12,494

The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents - For the purpose of the statement of cash flows, cash, due from banks with maturities less than 90 days, interest-earning deposits in other banks, and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other banks, and Federal funds purchased.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value in the period which the transfer occurs. For the year ended December 31, 2015, there were no transfers between categories. During the year ended December 31, 2014 management transferred $31,346,000 of securities from available-for-sale to held-to-maturity.
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
Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans past due 90 days still on accrual are individually evaluated and deemed to be well secured, with no loss potential, and expected to be fully paid or brought current within a reasonable time. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment. A loan placed on non-accrual status may be restored to accrual status when principal and interest are no longer past due and unpaid, or the loan otherwise becomes both well secured and in the process of collection. When a loan is brought current, the Company must also have a reasonable assurance that the obligor has the ability to meet all contractual obligations in the future, that the loan will be repaid within a reasonable period of time, and that a minimum of six months of satisfactory repayment performance has occurred.
Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, and amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Allowance for Credit Losses - The allowance for credit losses (the “allowance”) is a valuation allowance for probable incurred credit losses in the Company’s loan portfolio.  The allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
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
The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2015. These risk ratings are also subject to examination by independent specialists engaged by the Company, and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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
Substandard — A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the project’s failure to fulfill economic expectations.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
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

Commercial:
Commercial and industrial — Commercial and industrial loans are generally underwritten to existing cash flows of operating businesses.  Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Past due receivables indicate the borrower’s capacity to repay their obligations may be deteriorating.
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
Real estate construction and other land loans — Land and construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete projects within specified costs and time lines.  Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.
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

Other Real Estate Owned - Other real estate owned (OREO) is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure.  Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses.  OREO, when acquired, is initially recorded at fair value less estimated disposition costs, establishing a new cost basis.  Fair value of OREO is generally based on an independent appraisal of the property.  Subsequent to initial measurement, OREO is carried at the lower of the recorded investment or fair value less disposition costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Revenues and expenses associated with OREO are reported as a component of noninterest expense when incurred.

Bank Owned Life Insurance - The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill - Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2015 and 2014 represents the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2015, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Intangible Assets - The intangible assets at December 31, 2015 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008, and the 2013 acquisition of Visalia Community Bank.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven - ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2015 and determined no impairment was necessary. Core deposit intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2015, so core deposit intangibles were not required to be retested.

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
The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2015, 2014, and 2013 were $6,000, $7,000, and $17,000, respectively.

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

Recently Issued Accounting Standards:

FASB Accounting Standards Update (ASU) 2015-03 - Interest-Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs: ASU 2015-03 requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for the Company on January 1, 2016, and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update (ASU) 2015-16 - Business Combinations (Subtopic 805) - Simplifying the Accounting for Measurement-Period Adjustments: ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date is required to be reported separately on the face of the income statement, or disclosed within the footnotes to the financial statements. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 is effective for the Company on January 1, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update (ASU) 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. ASU 2016-01 addresses certain aspects of recognition, measurement presentation, and disclosure of financial instruments. Most notably the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company will be required to adopt the provisions of ASU 2016-01 on January 1, 2018. Management is evaluating the impact that this ASU will have on the Company’s financial statements.

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
In accordance with GAAP guidance for business combinations, the Company recorded $6.34 million of goodwill and $1.4 million of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible.
The acquisition was consistent with the Company’s strategy to build a regional presence in Central California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Pro Forma Results of Operations

The accompanying consolidated financial statements include the accounts of Visalia Community Bank since July 1, 2013. The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2013 after giving effect to certain adjustments. The pro forma results of operations for the year ended December 31, 2013 include the historical accounts of the Company and Visalia Community Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per share amounts):

For the Year Ended December 31,
2013
Net interest income	$36,773
Provision for credit losses	298
Non-interest income	8,576
Non-interest expense	36,917
Income before provision for income taxes	8,134
Provision for income taxes	783
Net income	$7,351
Preferred stock dividends and accretion	350
Net income available to common shareholders	$7,001
Basic earnings per common share	$0.68
Diluted earnings per common share	$0.68

3.	FAIR VALUE MEASUREMENTS

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
The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$23,339	$23,339	$—	$—	$23,339
Interest-earning deposits in other banks	70,988	70,988	—	—	70,988
Federal funds sold	290	290	—	—	290
Available-for-sale investment securities	477,554	7,536	470,018	—	477,554
Held-to-maturity investment securities	31,712	—	35,142	—	35,142
Loans, net	588,501	—	—	585,737	585,737
Federal Home Loan Bank stock	4,823	N/A	N/A	N/A	N/A
Accrued interest receivable	6,355	27	3,414	2,914	6,355
Financial liabilities:
Deposits	1,116,267	976,433	139,353	—	1,115,786
Junior subordinated deferrable interest debentures	5,155	—	—	3,200	3,200
Accrued interest payable	101	—	76	25	101

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$21,316	$21,316	$—	$—	$21,316
Interest-earning deposits in other banks	55,646	55,646	—	—	55,646
Federal funds sold	366	366	—	—	366
Available-for-sale investment securities	432,535	7,585	424,950	—	432,535
Held-to-maturity investment securities	31,964	—	35,096	—	35,096
Loans, net	564,280	—	—	564,667	564,667
Federal Home Loan Bank stock	4,791	N/A	N/A	N/A	N/A
Accrued interest receivable	5,793	25	3,212	2,556	5,793
Financial liabilities:
Deposits	1,039,152	885,704	153,475	—	1,039,179
Junior subordinated deferrable interest debentures	5,155	—	—	3,119	3,119
Accrued interest payable	114	—	90	24	114

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

(f) Deposits — Fair value of demand deposit, savings, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair value for fixed and variable rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities resulting in a Level 2 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$52,901	$—	$52,901	$—
Obligations of states and political subdivisions	188,268	—	188,268	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,259	—	225,259	—
Private label residential mortgage backed securities	3,590	—	3,590	—
Other equity securities	7,536	7,536	—	—
Total assets measured at fair value on a recurring basis	$477,554	$7,536	$470,018	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2015, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2015. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2015.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Consumer:
Equity loans and lines of credit	$132	$—	$—	$132
Total consumer	132	—	—	132
Total impaired loans	132	—	—	132
Total assets measured at fair value on a non-recurring basis	$132	$—	$—	$132

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2015.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $166,000 with a valuation allowance of $34,000 at December 31, 2015, and a resulting fair value of $132,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
During the year ended December 31, 2015 there was no provision for credit losses related to loans carried at fair value, compared to a provision of $3,921,000 for the year ended December 31, 2014. During the year ended December 31, 2015 there were no net charge-offs related to loans carried at fair value compared to $3,539,000 of charge-offs for the year ended December 31, 2014.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2015.

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$7,019	$—	$—	$7,019
Total commercial	7,019	—	—	7,019
Consumer:
Equity loans and lines of credit	777	—	—	777
Total consumer	777	—	—	777
Total impaired loans	$7,796	$—	$—	$7,796
Total assets measured at fair value on a non-recurring basis	$7,796	$—	$—	$7,796

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $8,239,000 with a valuation allowance of $443,000 at December 31, 2014, and a resulting fair value of $7,796,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
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

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $7,474,000 at December 31, 2015 compared to an unrealized gain of $8,896,000 at December 31, 2014. The unrealized gain recorded is net of $3,076,000 and $3,661,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2015 and 2014, respectively.

The following tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$52,803	$315	$(217)	$52,901
Obligations of states and political subdivisions	181,785	6,779	(296)	188,268
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,636	1,042	(1,419)	225,259
Private label residential mortgage backed securities	2,356	1,234	—	3,590
Other equity securities	7,500	36	—	7,536
	$470,080	$9,406	$(1,932)	$477,554

	December 31, 2015
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$31,712	$3,431	$(1)	$35,142

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$33,088	$245	$(243)	$33,090
Obligations of states and political subdivisions	143,343	6,266	(314)	149,295
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	236,629	2,033	(790)	237,872
Private label residential mortgage backed securities	3,079	1,614	—	4,693
Other equity securities	7,500	85	—	7,585
`	$423,639	$10,243	$(1,347)	$432,535

	December 31, 2014
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$31,964	$3,138	$(6)	$35,096

During 2014, the Company transferred from available-for-sale to held-to-maturity selected municipal securities having a book value of $31,346,000, and a market value of $31,509,000, including a net unrealized gain of $163,000. During the year ended and at December 31, 2015, accretion of this unrealized gain totaling $78,000 was recorded as interest income and the remaining balance of unamortized unrealized gains of $64,000 is included as a component of accumulated other comprehensive income in shareholders’ equity. During the year ended and at December 31, 2014, accretion of this unrealized gain totaling $21,000 was recorded as interest income and the remaining balance of unamortized unrealized gains of $142,000 is included as a component of accumulated other comprehensive income in shareholders’ equity.

Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2015, 2014, and 2013 are shown below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Available-for-Sale Securities
Proceeds from sales or calls	$93,167	$79,757	$88,146
Gross realized gains from sales or calls	$1,715	$1,754	$2,728
Gross realized losses from sales or calls	$(234)	$(850)	$(1,463)
Held-to-Maturity Securities
Proceeds from calls	$810	$—	$—
Gross realized gains from calls	$14	$—	$—

Losses recognized in 2015, 2014, and 2013 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities which were sold at a loss were acquired when the rate environment was not as volatile. The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to purchase securities that fit with the Company’s current risk profile.
The provision for income taxes includes $615,000, $372,000, and $521,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2015, 2014, and 2013, respectively.
Investment securities with unrealized losses at December 31, 2015 and 2014 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$21,348	$(125)	$3,954	$(92)	$25,302	$(217)
Obligations of states and political subdivisions	40,016	(296)	—	—	40,016	(296)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	124,688	(1,109)	16,234	(310)	140,922	(1,419)
	$186,052	$(1,530)	$20,188	$(402)	$206,240	$(1,932)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$1,053	$(1)	$—	$—	$1,053	$(1)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$10,950	$(193)	$1,737	$(50)	$12,687	$(243)
Obligations of states and political subdivisions	16,776	(89)	15,290	(225)	32,066	(314)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	52,905	(420)	31,000	(370)	83,905	(790)
	$80,631	$(702)	$48,027	$(645)	$128,658	$(1,347)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$1,067	$(6)	$—	$—	$1,067	$(6)

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
As of December 31, 2015, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2015, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2015 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
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

U.S. Government Agencies - At December 31, 2015, the Company held 17 U.S. Government agency securities of which seven were in a loss position for less than 12 months and one was in a loss position and has been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. Government Agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Obligations of States and Political Subdivisions - At December 31, 2015, the Company held 154 obligations of states and political subdivision securities of which 13 were in a loss position for less than 12 months and none were in a loss position and have been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2015, the Company held 186 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 48 were in a loss position for less than 12 months and 14 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Private Label Residential Mortgage Backed Securities - At December 31, 2015, the Company had a total of 17 PLRMBS with a remaining principal balance of $2,356,000 and a gross and net unrealized gain of approximately $1,234,000.  None of these securities had an unrealized loss at December 31, 2015.  Nine of these PLRMBS with a remaining principal balance of $2,094,000 had credit ratings below investment grade. The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration.

The following table provides a rollforward for the years ended December 31, 2015 and 2014 of investment securities credit losses recorded in earnings (in thousands). The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	Years ended December 31,
	2015	2014
Beginning balance of credit losses recognized	$747	800
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—
Change in value attributable to other factors	—	(53)
Ending balance of credit losses recognized	$747	$747

The amortized cost and estimated fair value of investment securities at December 31, 2015 and 2014 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	12,297	12,695
After five years through ten years	37,376	38,397
After ten years	132,112	137,176
	181,785	188,268
Investment securities not due at a single maturity date:
U.S. Government agencies	52,803	52,901
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,636	225,259
Private label residential mortgage backed securities	2,356	3,590
Other equity securities	7,500	7,536
	$470,080	$477,554

	December 31, 2015
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
After ten years	31,712	35,142

     Investment securities with amortized costs totaling $116,268,000 and $96,490,000 and fair values totaling $119,773,000 and $100,747,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2015 and 2014, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2015	% of Total loans	December 31, 2014	% of Total loans
Commercial:
Commercial and industrial	$102,197	17.1%	$89,007	15.5%
Agricultural land and production	30,472	5.1%	39,140	6.8%
Total commercial	132,669	22.2%	128,147	22.3%
Real estate:
Owner occupied	168,910	28.2%	176,804	30.9%
Real estate construction and other land loans	38,685	6.5%	38,923	6.8%
Commercial real estate	117,244	19.6%	106,788	18.7%
Agricultural real estate	74,867	12.5%	57,501	10.0%
Other real estate	10,520	1.8%	6,611	1.2%
Total real estate	410,226	68.6%	386,627	67.6%
Consumer:
Equity loans and lines of credit	42,296	7.1%	47,575	8.3%
Consumer and installment	12,503	2.1%	10,093	1.8%
Total consumer	54,799	9.2%	57,668	10.1%
Net deferred origination costs	417		146
Total gross loans	598,111	100.0%	572,588	100.0%
Allowance for credit losses	(9,610)		(8,308)
Total loans	$588,501		$564,280

At December 31, 2015 and 2014, loans originated under Small Business Administration (SBA) programs totaling $10,704,000 and $8,782,000, respectively, were included in the real estate and commercial categories. Approximately $215,223,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $308,356,000 as of December 31, 2015.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $2,056,000, $1,657,000, and $1,373,000 have been deferred as loan origination costs for the years ended December 31, 2015, 2014, and 2013, respectively.

Purchased Credit Impaired Loans

At December 31, 2013, the Company had loans that were acquired in an acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. There were no such loans outstanding at December 31, 2015 and 2014.
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
Accretable yield, or income expected to be collected for the year ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Balance at beginning of year	$—	$94	$—
New loans acquired	—	—	105
Accretion of income	—	(907)	(124)
Reclassification from non-accretable difference	—	813	113
Disposals	—	—	—
Balance at end of year	$—	$—	$94

Allowance for Credit Losses

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

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$8,308	$9,208	$10,133
Provision charged to operations	600	7,985	—
Losses charged to allowance	(961)	(9,834)	(1,446)
Recoveries	1,663	949	521
Balance, end of year	$9,610	$8,308	$9,208

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2015 and 2014 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2015	$3,130	$4,058	$1,078	$42	$8,308
Provision charged to operations	190	1,114	(772)	68	600
Losses charged to allowance	(802)	—	(159)	—	(961)
Recoveries	1,044	32	587	—	1,663
Ending balance, December 31, 2015	$3,562	$5,204	$734	$110	$9,610

Allowance for credit losses:
Beginning balance, January 1, 2014	$2,444	$5,174	$1,168	$422	$9,208
Provision charged to operations	9,660	(1,447)	152	(380)	7,985
Losses charged to allowance	(9,145)	(183)	(506)	—	(9,834)
Recoveries	171	514	264	—	949
Ending balance, December 31, 2014	$3,130	$4,058	$1,078	$42	$8,308

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2015 and December 31, 2014 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2015	$3,562	$5,204	$734	$110	$9,610
Ending balance: individually evaluated for impairment	$1	$128	$35	$—	$164
Ending balance: collectively evaluated for impairment	$3,561	$5,076	$699	$110	$9,446

Ending balance, December 31, 2014	$3,130	$4,058	$1,078	$42	$8,308
Ending balance: individually evaluated for impairment	$230	$162	$220	$—	$612
Ending balance: collectively evaluated for impairment	$2,900	$3,896	$858	$42	$7,696

The following table shows the ending balances of loans as of December 31, 2015 and December 31, 2014 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2015	$132,669	$410,226	$54,799	$597,694
Ending balance: individually evaluated for impairment	$30	$5,199	$1,470	$6,699
Ending balance: collectively evaluated for impairment	$132,639	$405,027	$53,329	$590,995

Loans:
Ending balance, December 31, 2014	$128,147	$386,627	$57,668	$572,442
Ending balance: individually evaluated for impairment	$7,268	$8,512	$3,046	$18,826
Ending balance: collectively evaluated for impairment	$120,879	$378,115	$54,622	$553,616

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$77,783	$22,607	$1,807	$—	$102,197
Agricultural land and production	20,422	—	10,050	—	30,472
Real Estate:
Owner occupied	163,570	3,785	1,555	—	168,910
Real estate construction and other land loans	34,916	644	3,125	—	38,685
Commercial real estate	110,833	1,683	4,728	—	117,244
Agricultural real estate	66,347	—	8,520	—	74,867
Other real estate	10,520	—	—	—	10,520
Consumer:
Equity loans and lines of credit	40,332	—	1,964	—	42,296
Consumer and installment	12,488	—	15	—	12,503
Total	$537,211	$28,719	$31,764	$—	$597,694

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$78,333	$2,345	$8,329	$—	$89,007
Agricultural land and production	39,140	—	—	—	39,140
Real Estate:
Owner occupied	170,568	2,778	3,458	—	176,804
Real estate construction and other land loans	32,114	1,130	5,679	—	38,923
Commercial real estate	95,831	215	10,742	—	106,788
Agricultural real estate	55,018	2,123	360	—	57,501
Other real estate	6,611	—	—	—	6,611
Consumer:
Equity loans and lines of credit	42,334	72	5,169	—	47,575
Consumer and installment	10,072	—	21	—	10,093
Total	$530,021	$8,663	$33,758	$—	$572,442

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$102,197	$102,197	$—	$29
Agricultural land and production	—	—	—	—	30,472	30,472	—	—
Real estate:	—				—	—
Owner occupied	—	—	—	—	168,910	168,910	—	347
Real estate construction and other land loans	—	—	—	—	38,685	38,685	—	—
Commercial real estate	98	—	—	98	117,146	117,244	—	567
Agricultural real estate	—	—	—	—	74,867	74,867	—	—
Other real estate	—	—	—	—	10,520	10,520	—	—
Consumer:					—	—
Equity loans and lines of credit	—	166	—	166	42,130	42,296	—	1,457
Consumer and installment	38	—	—	38	12,465	12,503	—	13
Total	$136	$166	$—	$302	$597,392	$597,694	$—	$2,413

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2014 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$172	$88	$—	$260	$88,747	$89,007	$—	$7,265
Agricultural land and production	—	—	—	—	39,140	39,140	—	—
Real estate:	—					—
Owner occupied	164	—	249	413	176,391	176,804	—	1,363
Real estate construction and other land loans	547	—	—	547	38,376	38,923	—	547
Commercial real estate	—	—	—	—	106,788	106,788	—	1,468
Agricultural real estate	—	—	—	—	57,501	57,501	—	360
Other real estate	—	—	—	—	6,611	6,611	—	—
Consumer:						—
Equity loans and lines of credit	—	—	227	227	47,348	47,575	—	3,030
Consumer and installment	30	—	—	30	10,063	10,093	—	19
Total	$913	$88	$476	$1,477	$570,965	$572,442	$—	$14,052

The following table shows information related to impaired loans by class at December 31, 2015 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$1	$—
Real estate:
Owner occupied	166	245	—
Real estate construction and other land loans	3,125	3,125	—
Commercial real estate	1,162	1,302	—
Total real estate	4,453	4,672	—
Consumer:
Equity loans and lines of credit	1,291	1,991	—
Total with no related allowance recorded	5,744	6,664	—

With an allowance recorded:
Commercial:
Commercial and industrial	30	33	1
Real estate:
Owner occupied	180	212	18
Commercial real estate	566	588	110
Total real estate	746	800	128
Consumer:
Equity loans and lines of credit	166	179	33
Consumer and installment	13	15	2
Total consumer	179	194	35
Total with an allowance recorded	955	1,027	164
Total	$6,699	$7,691	$164

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2014 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,440	$9,991	$—
Agricultural land and production	—	1,722	—
Total commercial	6,440	11,713	—
Real estate:
Owner occupied	1,188	1,255	—
Real estate construction and other land loans	547	799	—
Commercial real estate	1,794	1,794	—
Agricultural real estate	360	360	—
Total real estate	3,889	4,208	—
Consumer:
Equity loans and lines of credit	2,019	2,707	—
Total with no related allowance recorded	12,348	18,628	—

With an allowance recorded:
Commercial:
Commercial and industrial	828	835	230
Real estate:
Owner occupied	199	219	30
Real estate construction and other land loans	3,542	3,542	72
Commercial real estate	882	1,022	60
Total real estate	4,623	4,783	162
Consumer:
Equity loans and lines of credit	1,008	1,026	217
Consumer and installment	19	21	3
Total consumer	1,027	1,047	220
Total with an allowance recorded	6,478	6,665	612
Total	$18,826	$25,293	$612

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,921	$—	$638	$—	$329	$—
Total commercial	2,921	—	638	—	329	—
Real estate:
Owner occupied	770	231	2,063	2	2,321	—
Real estate construction and other land loans	1,266	79	1,276	24	2,342	—
Commercial real estate	1,939	—	574	—	279	—
Agricultural real estate	211	—	28	—	—	—
Total real estate	4,186	310	3,941	26	4,942	—
Consumer:
Equity loans and lines of credit	1,858	—	1,826	—	1,998	—
Consumer and installment	—	—	8	—	9	—
Total consumer	1,858	—	1,834	—	2,007	—
Total with no related allowance recorded	8,965	310	6,413	26	7,278	—
	—
With an allowance recorded:	—
Commercial:	1,624,000	178,000	721,000	—	721,000	—
Commercial and industrial	243	—	423	—	1,309	111
Total commercial	243	—	423	—	1,309	111
Real estate:		—		—		—
Owner occupied	190	—	264	—	997	86
Real estate construction and other land loans	2,297	—	3,782	267	4,295	329
Commercial real estate	753	—	214	55	—	47
Total real estate	3,240	—	4,260	322	5,292	462
Consumer:
Equity loans and lines of credit	328	—	303	—	489	—
Consumer and installment	16	—	27	—	—	—
Total consumer	344	—	330	—	489	—
Total with an allowance recorded	3,827	—	5,013	322	7,090	573
Total	$12,792	$310	$11,426	$348	$14,368	$573

Foregone interest on nonaccrual loans totaled $340,000, $716,000, and $661,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2015 and 2014, the Company has a recorded investment in troubled debt restructurings of $5,623,000 and, $6,600,000, respectively. The Company has allocated $1,000 and $132,000 of specific reserves for those loans at December 31, 2015 and 2014, respectively. The Company has committed to lend no additional amounts as of December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.
For the years ended December 31, 2015 and 2014 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2015 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	2	$42	$—	$42	$30

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

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
Consumer
Equity loans and line of credit	1	7	—	7	4
Total	2	$32	$—	$32	$29

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within 12 months following the modification during the years ended December 31, 2015 and 2014.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$1,131	$1,131
Buildings and improvements	6,680	6,545
Furniture, fixtures and equipment	10,539	9,943
Leasehold improvements	4,005	4,055
	22,355	21,674
Less accumulated depreciation and amortization	(13,063)	(11,725)
	$9,292	$9,949

Depreciation and amortization included in occupancy and equipment expense totaled $1,392,000, $1,355,000 and $1,133,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

7.	OTHER REAL ESTATE OWNED

The Company had no other real estate owned (OREO) at December 31, 2015 or December 31, 2014. The table below provides a summary of the change in other real estate owned (OREO) balances for the years ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Balance, beginning of year	$—	$190
Additions	227	235
1st lien assumed upon foreclosure	121	—
Dispositions	(359)	(488)
Write-downs	—	—
Net gain on dispositions	11	63
Balance, end of year	$—	$—

As of December 31, 2015 the Bank had no OREO properties. In 2015, the Bank foreclosed on one property collateralized by real estate. Proceeds from OREO sales totaled $359,000 during 2015. The Company realized $11,000 in net gains from the sale of all properties.
As of December 31, 2014 the Bank had no OREO properties. In 2014, the Bank foreclosed on one property collateralized by real estate. Proceeds from OREO sales totaled $488,000 during 2015. The Company realized $63,000 in net gains from the sale of all properties.

8.  GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$29,917	$29,917	$23,577
Acquired goodwill	—	—	6,340
Impairment	—	—	—
Balance, end of year	$29,917	$29,917	$29,917

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2015 and 2014 was $29,917,000. Total goodwill at December 31, 2015 consisted of $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2015, so goodwill was not required to be retested.
The intangible assets at December 31, 2015 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st Bank in 2008 of $1,400,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of seven to ten years from the date of acquisition. At December 31, 2015, the weighted average remaining amortization period is seven years.  The carrying value of intangible assets at December 31, 2015 was $1,024,000, net of $1,741,000 in accumulated amortization expense.  The carrying value at December 31, 2014 was $1,344,000, net of $1,421,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2015 and determined no impairment was necessary.  Amortization expense recognized was $320,000 for 2015, $337,000 for 2014, and $268,000 for 2013.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2016	$137
2017	137
2018	137
2019	137
2020	137
Thereafter	339
Total	$1,024

9.	DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2015	2014
Savings	$81,383	$71,381
Money market	239,241	228,268
NOW accounts	227,167	209,781
Time, $250,000 or more	42,149	45,792
Time, under $250,000	97,554	107,528
	$687,494	$662,750

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2016	$108,380
2017	19,485
2018	7,874
2019	1,630
2020	1,693
Thereafter	641
$139,703

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Savings	$30	$32	$40
Money market	141	174	229
NOW accounts	231	209	251
Time certificates of deposit	546	645	750
	$948	$1,060	$1,270

10.	BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2015 and 2014, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.

Approximately $215,223,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $308,356,000 as of December 31, 2015. FHLB advances are also secured by investment securities with amortized costs totaling $750,000 and $1,256,000 and market values totaling $825,000 and $1,364,000 at December 31, 2015 and 2014, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
As of December 31, 2015 and 2014, the Company had no Federal funds purchased.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2015 and 2014, at interest rates which vary with market conditions.  The Bank also had a line of credit in the amount of $2,328,000 and $2,441,000 with the Federal Reserve Bank of San Francisco at December 31, 2015 and 2014, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $2,578,000 and $2,729,000 and market values totaling $2,598,000 and $2,757,000, respectively.  At December 31, 2015 and 2014, the Bank had no outstanding short-term borrowings under these lines of credit.

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2015, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2015, the rate was 1.92%.  Interest expense recognized by the Company for the years ended December 31, 2015, 2014, and 2013 was $99,000, $96,000 and $98,000, respectively.

12.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2015, 2014, and 2013 consisted of the following (in thousands):

	Federal	State	Total
2015
Current	$2,945	$570	$3,515
Deferred	(1,208)	275	(933)
Provision for income taxes	$1,737	$845	$2,582
2014
Current	$(125)	$(37)	$(162)
Deferred	(397)	(11)	(408)
Benefit from income taxes	$(522)	$(48)	$(570)
2013
Current	$2,217	$(445)	$1,772
Deferred	(645)	220	(425)
Provision for (benefit from) income taxes	$1,572	$(225)	$1,347

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  The Company established a deferred tax valuation allowance in the amount $20,000 as of December 31, 2014 for California capital loss carry-forwards. The California capital loss carry-forward expired in 2015 unutilized; thus, the deferred balance as well as the related valuation allowance was written off as of December 31, 2015.

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for credit losses	$3,823	$3,188
Deferred compensation	5,038	4,979
Net operating loss carryovers	75	698
Bank premises and equipment	351	186
Mark-to-market adjustment	96	98
Other deferred	313	511
Other-than-temporary impairment	267	267
Loan and investment impairment	721	887
State Enterprise Zone credit carry-forward	1,067	1,444
State capital loss carry-forward	—	20
Alternative minimum tax credit	3,525	3,338
Partnership income	87	70
State taxes	266	1
Total deferred tax assets	15,629	15,687
Valuation allowance	—	(20)
Net deferred tax asset after valuation allowance	15,629	15,667
Deferred tax liabilities:
Finance leases	(921)	(1,871)
Unrealized gain on available-for-sale investment securities	(3,076)	(3,661)
Core deposit intangible	(421)	(553)
FHLB stock	(319)	(319)
Loan origination costs	(664)	(553)
Total deferred tax liabilities	(5,401)	(6,957)
Net deferred tax assets	$10,228	$8,710

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2015, 2014, and 2013 consisted of the following:

	2015	2014	2013
Federal income tax, at statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	4.1%	(0.7)%	0.4%
Tax exempt investment security income, net	(15.9)%	(42.2)%	(20.5)%
Bank owned life insurance, net	(2.5)%	(3.9)%	(1.8)%
Solar credits	(0.7)%	(2.4)%	(1.4)%
Change in uncertain tax positions	0.8%	—%	(1.4)%
Change in prior year estimates	(3.1)%	0.1%	1.4%
Other	2.4%	3.1%	3.4%
Effective tax rate	19.1%	(12.0)%	14.1%

At December 31, 2015, the Company had no Federal net operating loss (“NOL”) carry-forwards. At December 31, 2015, the Company had a Federal Alternative Minimum Tax credit of approximately $3,525,000 which does not expire, and a California NOL of $1,046,000, from prior business combinations that is subject to Internal Revenue Code (IRC) Sec. 382 annual limitations.  The California NOL will begin to expire in 2027. The Company had Enterprise Zone Credits of approximately $1,596,000 which begin expiring in 2023. In addition, the Company had a California capital loss carry-forward of $282,000 which expired at the end of 2015 unutilized. As such, the deferred balance as well as the related valuation allowance for this carry-forward was written off as of December 31, 2015.
The Company and its Subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California. At December 31, 2015, the Company had one state income tax examination in process by the California Franchise Tax Board for the years ended December 31, 2011 and 2012. The outcome of the examination is not settled. There are no pending U.S. federal or local income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2012 and by the state and local taxing authorities for the years ended before December 31, 2011.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014
Balance, beginning of year	$180	$180
Additions based on tax positions related to prior years	106	—
Reductions for tax positions of prior years	—	—
Balance, end of year	$286	$180

This represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
During the year ended December 31, 2015, the Company recorded $106,000 in interest or penalties related to uncertain tax positions. During the years ended December 31, 2014 and 2013, the Company did not recognize any interest or penalties related to uncertain tax positions.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $2,273,000, $2,391,000 and $2,123,000 for the years ended December 31, 2015, 2014, and 2013, respectively.
Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2016	$2,243
2017	1,955
2018	1,747
2019	1,280
2020	1,124
Thereafter	2,216
$10,565

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2015 was $800,000.

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $21,853,000 at December 31, 2015.

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

The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2015	2014
Commitments to extend credit	$215,952	$212,501
Standby letters of credit	$1,214	$1,630

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2015 and 2014.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2015, commercial loan commitments represent 61% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 28% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 11% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2015 and 2014, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $150,000 and $165,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2015, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 97.9% of total loans of which 22.2% were commercial and 75.7% were real-estate-related.
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
Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more and banks like Central Valley Community Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.
In addition, a “capital conversation buffer” is established which, when fully phased-in, will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2015 and 2014.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$105,825	8.65%	$95,936	8.36%
Minimum regulatory requirement	$48,950	4.00%	$45,894	4.00%
Central Valley Community Bank	$104,878	8.58%	$95,298	8.31%
Minimum requirement for “Well-Capitalized” institution	$61,148	5.00%	$57,341	5.00%
Minimum regulatory requirement	$48,918	4.00%	$45,873	4.00%
Common Equity Tier 1 Ratio
Central Valley Community Bancorp and Subsidiary	$103,152	13.44%	N/A	N/A
Minimum regulatory requirement	$34,650	4.50%	N/A	N/A
Central Valley Community Bank	$104,878	13.67%	N/A	N/A
Minimum requirement for “Well-Capitalized” institution	$50,017	6.50%	N/A	N/A
Minimum regulatory requirement	$34,627	4.50%	N/A	N/A
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$105,825	13.79%	$95,936	13.67%
Minimum regulatory requirement	$46,200	6.00%	$28,075	4.00%
Central Valley Community Bank	$104,878	13.67%	$95,298	13.59%
Minimum requirement for “Well-Capitalized” institution	$61,560	8.00%	$42,080	6.00%
Minimum regulatory requirement	$46,170	6.00%	$28,053	4.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$115,466	15.04%	$104,447	14.88%
Minimum regulatory requirement	$61,601	8.00%	$56,150	8.00%
Central Valley Community Bank	$114,513	14.93%	$103,809	14.80%
Minimum requirement for “Well-Capitalized” institution	$76,949	10.00%	$70,133	10.00%
Minimum regulatory requirement	$61,560	8.00%	$56,106	8.00%

Dividends - During 2015, the Bank declared and paid cash dividends to the Company in the amount of $2,260,000 in connection with cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.

The Company declared and paid a total of $1,979,000 or $0.18 per common share cash dividend to shareholders of record during the year ended December 31, 2015.
During 2014, the Bank declared and paid cash dividends to the Company in the amount of $2,350,000, connection with cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $2,190,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2014.
During 2013, the Bank declared and paid cash dividends to the Company in the amount of $18,000,000, in connection with the VCB acquisition, the Series C Preferred redemption, and cash dividends approved by the Company’s Board of Directors. The Company declared and paid a total of $2,048,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2013.
The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2015, $2,991,000 of the Bank’s retained earnings were free of these restrictions.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Basic Earnings Per Common Share:
Net income	$10,964	$5,294	$8,250
Less: Preferred stock dividends and accretion	—	—	(350)
Income available to common shareholders	$10,964	$5,294	$7,900
Weighted average shares outstanding	10,931,927	10,919,235	10,245,448
Net income per common share	$1.00	$0.48	$0.77
Diluted Earnings Per Common Share:
Net income	$10,964	$5,294	$8,250
Less: Preferred stock dividends and accretion	—	—	(350)
Income available to common shareholders	$10,964	$5,294	$7,900
Weighted average shares outstanding	10,931,927	10,919,235	10,245,448
Effect of dilutive stock options and warrants	83,836	80,703	62,592
Weighted average shares of common stock and common stock equivalents	11,015,763	10,999,938	10,308,040
Net income per diluted common share	$1.00	$0.48	$0.77

Outstanding options, restricted stock, and warrants of 26,704, 170,585, and 202,355 were not factored into the calculation of dilutive stock options at December 31, 2015, 2014, and 2013, respectively, because they were anti-dilutive.

15.	SHARED-BASED COMPENSATION

On December 31, 2015, the Company had three share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
On November 15, 2000, the Company adopted, and subsequently amended on December 20, 2000, the Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) for which 80,045 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements. In May 2005, the Company adopted the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) for which 213,678 shares remain reserved for issuance for options already committed to be granted to employees and directors under incentive and nonstatutory agreements. The 2005 plan expired on March 16, 2015. While outstanding arrangements to issue shares under these plans, including options, continue in force until their expiration, no new options will be granted under these plans. The plans require that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plans expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is generally over five years.
In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The 2015 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, there are 875,000 shares remain reserved for future grants as of December 31, 2015.
For the years ended December 31, 2015, 2014, and 2013, the compensation cost recognized for share-based compensation was $238,000, $173,000, and $98,000, respectively. The recognized tax benefit for share-based compensation expense was $14,000, $12,000, and $28,000 for 2015, 2014, and 2013, respectively.

Stock Options - The Company bases the fair value of the options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term and level of estimated forfeitures of the Company’s options are based on the Company’s own historical experience.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of grant.  The compensation cost for options granted is based on the weighted average grant date fair value per share.
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2015, 2014 and 2013 from any of the Company’s stock based compensation plans.

A summary of the combined activity of the Plans for the year ended December 31, 2015 follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	368,360	$8.89
Options exercised	(9,070)	$6.64
Options forfeited	(118,595)	$13.25
Options outstanding at December 31, 2015	240,695	$6.83	4.06	$1,251
Options vested or expected to vest at December 31, 2015	238,746	$6.82	4.04	$1,243
Options exercisable at December 31, 2015	208,375	$6.65	3.65	$1,122

Information related to the stock option plan during each year follows (in thousands):

	2015	2014	2013
Intrinsic value of options exercised	$42	$45	$82
Cash received from options exercised	$60	$55	$789
Excess tax benefit realized for option exercises	$6	$7	$17

As of December 31, 2015, there was $86,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Plans. The cost is expected to be recognized over a weighted average period of 1.72 years. The total fair value of options vested was $91,000 and $99,000 for the years ended December 31, 2015 and 2014, respectively.

Restricted Common Stock Awards - The 2005 Plan and 2015 Plan provide for the issuance of shares to directors and officers. Restricted common stock grants typically vest over a five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.
The following table summarizes restricted stock activity for the year ended December 31, 2015 as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2015	56,850	$12.68
Granted	9,268	$10.79
Vested	(11,085)	$12.67
Forfeited	(2,005)	$12.95
Nonvested outstanding shares at December 31, 2015	53,028	$12.34

During the years ended December 31, 2015 and 2014, 9,268 and 57,330 shares of restricted common stock were granted from the 2005 Plan. The restricted common stock had a weighted average fair value of $10.79 and $12.68 per share on the date of grant during the years ended December 31, 2015 and 2014, respectively. These restricted common stock awards vest 20% after Year 1. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of December 31, 2015, there were 53,028 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $161,000 for the year ended December 31, 2015, and $82,000 for the year ended December 31, 2014.
As of December 31, 2015, there was $554,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 3.58 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $638,000 at December 31, 2015.

16.	EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $270,000 and $225,000 to the profit sharing plan in 2015 and 2013, respectively.  There was no contribution by the Bank to the profit sharing plan in 2014.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2015, 2014, and 2013, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2015, 2014, and 2013, the Bank made matching contributions totaling $585,000, $499,000, and $382,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.24% at December 31, 2015).  At December 31, 2015 and 2014, the total net deferrals included in accrued interest payable and other liabilities were $3,238,000 and $3,154,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,949,000 and $3,519,000 and at December 31, 2015 and 2014, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2015, 2014, and 2013, was $105,000, $103,000, and $108,000, respectively.
In October 2105, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors. No deferrals were made during the year ended December 31, 2015.

Salary Continuation Plans - The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 15 years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2015, 2014, and 2013, totaled $447,000, $537,000, and $581,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $5,419,000 and $5,283,000 at December 31, 2015 and 2014, respectively.
In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $6,037,000 and $5,870,000 at December 31, 2015 and 2014, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2015, 2014, and 2013 totaled $167,000, $166,000, and $145,000, respectively.
In connection with the acquisition of Service 1st Bank and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st and VCB .  The liability relates to change in control benefits associated with Service 1st’s and VCB’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2015 and 2014, the total amount of the liability was $2,822,000 and $2,898,000, respectively.  Expense recognized by the Bank in 2015, 2014 and 2013 associated with these plans was $78,000, $233,000, and $202,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $10,716,000, and $11,568,000 at December 31, 2015 and 2014, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2015, 2014, and 2013, was $194,000, $345,000, and $241,000, respectively.
The current annual tax-free interest rate on all life insurance policies is 4.49%.

17.	LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2015	$1,778
Disbursements	5,514
Amounts repaid	(886)
Balance, December 31, 2015	$6,406

Undisbursed commitments to related parties, December 31, 2015	$1,954

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2015 and 2014

(In thousands)	2015	2014
ASSETS
Cash and cash equivalents	$584	$368
Investment in Bank subsidiary	143,531	135,366
Other assets	454	589
Total assets	$144,569	$136,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	91	123
Total liabilities	5,246	5,278
Shareholders’ equity:
Common stock	54,424	54,216
Retained earnings	80,437	71,452
Accumulated other comprehensive income, net of tax	4,462	5,377
Total shareholders’ equity	139,323	131,045
Total liabilities and shareholders’ equity	$144,569	$136,323

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)	2015	2014	2013
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$2,260	$2,350	$18,000
Other income	3	3	5
Total income	2,263	2,353	18,005
Expenses:
Interest on junior subordinated deferrable interest debentures	99	96	98
Professional fees	156	187	102
Other expenses	411	389	424
Total expenses	666	672	624
Income before equity in undistributed net income of Subsidiary	1,597	1,681	17,381
Equity in undistributed net income of Subsidiary, net of distributions	9,080	3,325	(9,414)
Income before income tax benefit	10,677	5,006	7,967
Benefit from income taxes	287	288	283
Net income	10,964	5,294	8,250
Preferred stock dividend and accretion of discount	—	—	350
Income available to common shareholders	$10,964	$5,294	$7,900

Comprehensive income (loss)	$10,049	$12,957	$(1,622)

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$10,964	$5,294	$8,250
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(9,080)	(3,325)	9,414
Stock-based compensation	238	173	98
Tax benefit from exercise of stock options	(6)	(7)	(17)
Net (increase) decrease in other assets	50	(50)	86
Net increase (decrease) in other liabilities	(32)	34	(198)
Benefit from deferred income taxes	(5)	(8)	(18)
Net cash provided by operating activities	2,129	2,111	17,615
Cash flows used in investing activities:
Investment in subsidiary	—	—	(11,358)
Cash flows from financing activities:
Cash dividend payments on common stock	(1,979)	(2,190)	(2,048)
Cash dividend payments on preferred stock	—	—	(437)
Proceeds from exercise of stock options	60	55	789
Redemption of preferred stock Series C	—	—	(7,000)
Tax benefit from exercise of stock options	6	7	17
Net cash used in financing activities	(1,913)	(2,128)	(8,679)
Increase (decrease) in cash and cash equivalents	216	(17)	(2,422)
Cash and cash equivalents at beginning of year	368	385	2,807
Cash and cash equivalents at end of year	$584	$368	$385

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$97	$194	$125
Non-cash investing and financing activities:
Common stock issued in Visalia Community Bank acquisition	$—	$—	$12,494

19. SUBSEQUENT EVENT

On January 20, 2016, management sold certain investment securities with a book value of $23.0 million in a routine restructuring of the investment portfolio. Through the proper operation of the Company’s internal control process related to investment securities, management discovered after the transaction settled that five of the 13 securities sold were previously designated as Held to Maturity (HTM). The book value of the HTM securities sold was $8.0 million. The gain realized on the sale of the HTM securities was $648,000. The Company will reclassify the remaining HTM securities as Available for Sale as of January 20, 2016.

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(Dollars in thousands, except per share data)

	Q4 2015	Q3 2015	Q2 2015	Q1 2015	Q4 2014	Q3 2014	Q2 2014	Q1 2014
Net interest income	$10,638	$10,352	$10,065	$9,720	$10,005	$9,876	$9,905	$10,099
Provision for credit losses	—	100	500	—	8,385	—	(400)	—
Net interest income after provision for credit losses	10,638	10,252	9,565	9,720	1,620	9,876	10,305	10,099
Other non-interest income	1,842	1,722	2,364	1,965	1,752	1,821	1,980	1,708
Net realized gains on investment securities	37	—	732	726	331	240	64	269
Total non-interest expense	9,003	9,028	8,697	9,288	8,819	9,051	8,734	8,736
Provision for (benefit from)income taxes	611	429	886	657	(2,750)	535	922	724
Net income (loss)	$2,903	$2,517	$3,078	$2,466	$(2,366)	$2,351	$2,693	$2,616
Net income (loss) available to common shareholders	$2,903	$2,517	$3,078	$2,466	$(2,366)	$2,351	$2,693	$2,616
Basic earnings (loss) per share	$0.27	$0.23	$0.28	$0.23	$(0.22)	$0.22	$0.25	$0.24
Diluted earnings (loss) per share	$0.26	$0.23	$0.28	$0.22	$(0.22)	$0.21	$0.24	$0.24

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -	CONTROLS AND PROCEDURES

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

See “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” as set forth on page 61.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of Crowe Horwath LLP on the Company’s internal control over financial reporting is set forth on page 62.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 15, 2016	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 15, 2016	By:	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

ITEM 9B -	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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
Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2015 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 15, 2016	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 15, 2016	By:	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James M. Ford		Date: March 15, 2016
James M. Ford,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross		Date: March 15, 2016
David A. Kinross,
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Daniel J. Doyle *		Date: March 15, 2016
Daniel J. Doyle,
Chairman of the Board and Director

Daniel N. Cunningham *		Date: March 15, 2016
Daniel N. Cunningham, Lead Independent Director

Edwin S. Darden *		Date: March 15, 2016
Edwin S. Darden, Director

F.T. “Tommy” Elliott, IV *		Date: March 15, 2016
F.T. “Tommy” Elliott, IV, Director

Steven D. McDonald *		Date: March 15, 2016
Steven D. McDonald, Director

Louis McMurray *		Date: March 15, 2016
Louis McMurray, Director

William S. Smittcamp *		Date: March 15, 2016
William S. Smittcamp, Director

Joseph B. Weirick *		Date: March 15, 2016
Joseph B. Weirick, Director

* By	/s/ James M. Ford	Date: March 15, 2016
James M. Ford, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

10.84	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Thomas Sommer. (19)*

10.85	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry. (19)*

10.86	Securities Purchase Agreement, dated August 18, 2011, between the Company and the United States Department of Treasury. (20)

10.87	Letter Agreement, dated August 18, 2011, between the Company and the United States Department of Treasury. (20)

10.88	Share Exchange Agreement, dated August 23, 2011, among the Company and Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (20)

10.89	Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.90	Second Amended and Restated Life Insurance Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.91	Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.92	Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.93	Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.94	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.95	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.96	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.97	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Tom Sommer. (21)*

10.98	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Tom Sommer. (21)*

10.99	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp. (22)*

10.100	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham. (22)*

10.101	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray. (22)*

10.102	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald. (22)*

10.103	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Edwin S. Darden. (22)*

10.104	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham. (23)*

10.105	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Edwin S. Darden. (23)*

10.106	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray. (23)*

10.107	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald. (23)*

10.108	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp. (23)*

10.109	Employment Agreement by and between Central Valley Community Bank and James M. Ford dated January 23, 2014. (23) *

10.110	Central Valley Community Bank Executive Deferred Compensation Plan dated October 21, 2015. (26) *

11	N/A

12	N/A

13	N/A

16	N/A

18	N/A

21	Subsidiaries.

22	N/A

23	Consent of Crowe Horwath LLP

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference

(18)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2008, filed March 19, 2009 and incorporated herein by reference

(19)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(20)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(21)	Filed as Exhibit to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.

(22)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(23)	Filed as Exhibits to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.

(24)	Filed as Exhibit to Registration Statement on Form S-4 No. 333-187260, filed March 14, 2013.

(25)	Filed as Exhibits to Annual Report on Form 10K for the year ended December 31, 2014, filed March 10, 2015 and incorporated herein by reference.

(26)	Filed as Exhibit to Annual Report on Form 10K for the year ended December 31, 2015, filed March 15, 2016 filed here.