Form 10-Q
period 2016-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2016-11-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 2, 2016 there were 12,140,705 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2016 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2016	December 31, 2015

ASSETS
Cash and due from banks	$23,274	$23,339
Interest-earning deposits in other banks	21,803	70,988
Federal funds sold	1	290
Total cash and cash equivalents	45,078	94,617
Available-for-sale investment securities (Amortized cost of $533,044 at September 30, 2016 and $470,080 at December 31, 2015)	551,075	477,554
Held-to-maturity investment securities (Fair value of $35,142 at December 31, 2015)	—	31,712
Loans, less allowance for credit losses of $9,299 at September 30, 2016 and $9,610 at December 31, 2015	620,528	588,501
Bank premises and equipment, net	8,906	9,292
Bank-owned life insurance	20,377	20,702
Federal Home Loan Bank stock	4,823	4,823
Goodwill	29,917	29,917
Core deposit intangibles	922	1,024
Accrued interest receivable and other assets	26,149	18,594
Total assets	$1,307,775	$1,276,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$423,183	$428,773
Interest bearing	704,314	687,494
Total deposits	1,127,497	1,116,267

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	18,801	15,991
Total liabilities	1,151,453	1,137,413
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,081,854 at September 30, 2016 and 10,996,773 at December 31, 2015	54,846	54,424
Retained earnings	91,026	80,437
Accumulated other comprehensive income, net of tax	10,450	4,462
Total shareholders’ equity	156,322	139,323
Total liabilities and shareholders’ equity	$1,307,775	$1,276,736

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$8,112	$7,747	$24,208	$22,677
Interest on deposits in other banks	71	49	210	147
Interest and dividends on investment securities:
Taxable	1,500	1,234	4,486	3,477
Exempt from Federal income taxes	1,582	1,593	4,680	4,627
Total interest income	11,265	10,623	33,584	30,928
INTEREST EXPENSE:
Interest on deposits	240	246	690	718
Interest on junior subordinated deferrable interest debentures	30	25	88	73
Total interest expense	270	271	778	791
Net interest income before provision for credit losses	10,995	10,352	32,806	30,137
(REVERSAL OF) PROVISION FOR CREDIT LOSSES	(1,000)	100	(5,850)	600
Net interest income after provision for credit losses	11,995	10,252	38,656	29,537
NON-INTEREST INCOME:
Service charges	743	700	2,227	2,321
Appreciation in cash surrender value of bank-owned life insurance	131	142	411	451
Interchange fees	312	297	904	881
Net gain on disposal of other real estate owned	—	—	—	11
Net realized gains on sales of investment securities	286	—	1,836	1,459
Other-than-temporary impairment loss on investment securities	—	—	(136)	—
Federal Home Loan Bank dividends	110	120	314	474
Loan placement fees	347	241	792	794
Other income	206	222	1,005	1,117
Total non-interest income	2,135	1,722	7,353	7,508
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,608	5,254	16,304	15,472
Occupancy and equipment	1,124	1,204	3,511	3,522
Professional services	346	395	971	1,212
Data processing	390	287	1,145	862
Regulatory assessments	134	223	469	821
ATM/Debit card expenses	159	145	469	411
License and maintenance contracts	125	123	388	392
Directors’ expenses	163	124	474	316
Advertising	131	157	444	474
Internet banking expense	170	167	497	541
Acquisition and integration	363	—	515	—
Amortization of core deposit intangibles	34	85	102	253
Other	908	864	2,719	2,737
Total non-interest expenses	9,655	9,028	28,008	27,013
Income before provision for income taxes	4,475	2,946	18,001	10,032
Provision for income taxes	1,361	429	5,426	1,971
Net income available to common shareholders	$3,114	$2,517	$12,575	$8,061
Earnings per common share:
Basic earnings per share	$0.28	$0.23	$1.15	$0.74
Weighted average common shares used in basic computation	10,984,141	10,938,160	10,969,633	10,928,780
Diluted earnings per share	$0.28	$0.23	$1.14	$0.73
Weighted average common shares used in diluted computation	11,092,674	11,024,954	11,068,045	11,012,024
Cash dividend per common share	$0.06	$0.06	$0.18	$0.12

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$3,114	$2,517	$12,575	$8,061
Other Comprehensive Income:
Unrealized gains on securities:
Unrealized holdings gains (losses) arising during the period	(4,453)	3,946	8,914	677
Less: reclassification for net gains included in net income	286	—	1,140	1,459
Less: reclassification for other-than-temporary impairment loss included in net income	—	—	(136)	—
Transfer of investment securities from held-to-maturity to available-for-sale	—	—	2,647	—
Amortization of net unrealized gains transferred	—	(2)	(64)	(4)
Other comprehensive income (loss), before tax	(4,739)	3,944	10,493	(786)
Tax (expense) benefit related to items of other comprehensive income	1,790	(1,624)	(4,505)	322
Total other comprehensive income (loss)	(2,949)	2,320	5,988	(464)
Comprehensive income	$165	$4,837	$18,563	$7,597

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,575	$8,061
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net decrease in deferred loan fees	(557)	(111)
Depreciation	989	1,043
Accretion	(889)	(881)
Amortization	5,769	5,995
Stock-based compensation	196	184
Excess tax benefit from exercise of stock options	(19)	(4)
(Reversal of) provision for credit losses	(5,850)	600
Other than temporary impairment losses on investment securities	136	—
Net realized gains on sales of available-for-sale investment securities	(1,140)	(1,459)
Net realized gains on sales of held-to-maturity securities	(696)	—
Net loss on disposal of premises and equipment	5	6
Net gain on sale of other real estate owned	—	(11)
Increase in bank-owned life insurance, net of expenses	(414)	(451)
Net gain on bank-owned life insurance	(190)	(345)
Net (increase) decrease in accrued interest receivable and other assets	(1,240)	2,079
Net increase (decrease) in accrued interest payable and other liabilities	2,810	(421)
Provision for deferred income taxes	(977)	6
Net cash provided by operating activities	10,508	14,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(167,751)	(156,905)
Proceeds from sales or calls of available-for-sale investment securities	84,283	92,647
Proceeds from sales or calls of held-to-maturity investment securities	9,257	—
Proceeds from maturity and principal repayments of available-for-sale investment securities	39,826	39,359
Net increase in loans	(25,983)	(26,633)
Deposit on acquisition of bank	(9,470)	—
Proceeds from sale of other real estate owned	—	359
Purchases of premises and equipment	(608)	(594)
Purchases of bank-owned life insurance	—	(325)
FHLB stock purchased	—	(32)
Proceeds from bank-owned life insurance	928	1,365
Net cash used in investing activities	(69,518)	(50,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	23,212	40,301
Net decrease in time deposits	(11,982)	(4,599)
Proceeds from exercise of stock options	208	38
Excess tax benefit from exercise of stock options	19	4
Cash dividend payments on common stock	(1,986)	(1,318)
Net cash provided by financing activities	9,471	34,426
Decrease in cash and cash equivalents	(49,539)	(2,042)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94,617	77,328
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,078	$75,286

	For the Nine Months Ended September 30,
(In thousands)	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$776	$798
Income taxes	$4,540	$845
Non-cash investing and financing activities:
Foreclosure of loan collateral and recognition of other real estate owned	$—	$227
Assumption of other real estate owned liabilities	$—	$121
Transfer of loans to other assets	$363	$—
Transfer of securities from held-to-maturity to available-for-sale	$23,131	$—
Unrealized gain on transfer of securities from held-to-maturity to available-for-sale	$526	$—
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2015 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2016, and the results of its operations and its cash flows for the three and nine month interim periods ended September 30, 2016 and 2015 have been included. Certain reclassifications have been made to prior year amounts to conform to the 2016 presentation. Reclassifications had no effect on prior period net income or shareholders’ equity. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

FASB Accounting Standards Update (ASU) 2016-13 - Measurement of Credit Losses on Financial Instruments (Subtopic 326): Financial Instruments - Credit Losses was issued June 2016. The amendments in ASU 2016-13 to Topic 326, require that an organization measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on AFS debt securities and purchased financial assets with credit deterioration. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is evaluating the impact that this ASU will have on the Company’s financial statements.

FASB Accounting Standards Update (ASU) 2016-15 - Statement of Cash Flows (Subtopic 230): Classification of Certain Cash Receipts and Cash Payments was issued August 2016. The amendments in ASU 2016-15 to Topic 230, seek to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the ASU becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is evaluating the impact that this ASU will have on the Company’s financial statements.

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

	September 30, 2016
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$23,274	$23,274	$—	$—	$23,274
Interest-earning deposits in other banks	21,803	21,803	—	—	21,803
Federal funds sold	1	1	—	—	1
Available-for-sale investment securities	551,075	7,676	543,399	—	551,075
Loans, net	620,528	—	—	625,587	625,587
Federal Home Loan Bank stock	4,823	N/A	N/A	N/A	N/A
Accrued interest receivable	6,428	19	3,281	3,128	6,428
Financial liabilities:
Deposits	1,127,497	999,635	127,678	—	1,127,313
Junior subordinated deferrable interest debentures	5,155	—	—	3,088	3,088
Accrued interest payable	104	—	74	30	104

	December 31, 2015
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$23,339	$23,339	$—	$—	$23,339
Interest-earning deposits in other banks	70,988	70,988	—	—	70,988
Federal funds sold	290	290	—	—	290
Available-for-sale investment securities	477,554	7,536	470,018	—	477,554
Held-to-maturity investment securities	31,712	—	35,142	—	35,142
Loans, net	588,501	—	—	585,737	585,737
Federal Home Loan Bank stock	4,823	N/A	N/A	N/A	N/A
Accrued interest receivable	6,355	27	3,414	2,914	6,355
Financial liabilities:
Deposits	1,116,267	976,433	139,353	—	1,115,786
Junior subordinated deferrable interest debentures	5,155	—	—	3,200	3,200
Accrued interest payable	101	—	76	25	101

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2016:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of September 30, 2016 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$48,266	$—	$48,266	$—
Obligations of states and political subdivisions	242,208	—	242,208	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	249,966	—	249,966	—
Private label residential mortgage backed securities	2,959	—	2,959	—
Other equity securities	7,676	7,676	—	—
Total assets measured at fair value on a recurring basis	$551,075	$7,676	$543,399	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the nine months ended September 30, 2016, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the nine months ended September 30, 2016. Also there were no liabilities measured at fair value on a recurring basis at September 30, 2016.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at September 30, 2016 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Consumer:
Equity loans and lines of credit	$23	$—	$—	$23
Total impaired loans	23	—	—	23
Other repossessed assets	363	—	—	363
Total assets measured at fair value on a non-recurring basis	$386	$—	$—	$386

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the nine month period ended September 30, 2016.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $58,000 with a valuation allowance of $35,000 at September 30, 2016, resulting in fair value of $23,000.  The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
During the nine months ended September 30, 2016, specific allocation for the allowance for credit losses related to loans carried at fair value was $35,000 compared to none during 2015 related to loans carried at fair value. There were no charge-offs related to loans carried at fair value at September 30, 2016 and 2015.
In 2016, other repossessed assets were recorded at their estimated realizable value of $363,000. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2016.
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
Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of September 30, 2016, $110,723,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $18,031,000 at September 30, 2016 compared to an unrealized gain of $7,474,000 at December 31, 2015. The unrealized gain recorded is net of $7,581,000 and $3,076,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at September 30, 2016 and December 31, 2015, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2016
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$48,007	$411	$(152)	$48,266
Obligations of states and political subdivisions	227,321	15,078	(191)	242,208
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	248,321	2,886	(1,241)	249,966
Private label residential mortgage backed securities	1,895	1,064	—	2,959
Other equity securities	7,500	176	—	7,676
Total available-for-sale	$533,044	$19,615	$(1,584)	$551,075

	December 31, 2015
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$52,803	$315	$(217)	$52,901
Obligations of states and political subdivisions	181,785	6,779	(296)	188,268
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,636	1,042	(1,419)	225,259
Private label residential mortgage backed securities	2,356	1,234	—	3,590
Other equity securities	7,500	36	—	7,536
Total available-for-sale	$470,080	$9,406	$(1,932)	$477,554

	December 31, 2015
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$31,712	$3,431	$(1)	$35,142

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2016 and 2015 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2016	2015	2016	2015
Proceeds from sales or calls	$21,239	$—	$84,283	$92,647
Gross realized gains from sales or calls	306	—	1,277	1,692
Gross realized losses from sales or calls	(20)	—	(137)	(233)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Held-to-Maturity Securities	2016	2015	2016	2015
Proceeds from sales or calls	$—	$—	$9,257	$—
Gross realized gains from sales or calls	—	—	696	—
Gross realized losses from sales or calls	—	—	—	—

During 2014, to better manage our interest rate risk, the Company transferred from available-for-sale to held-to-maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrecognized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. During the first quarter of 2016, management sold certain investment securities of which management discovered, through the proper operation of the Company’s internal control, that five of the 13 securities sold were previously designated as held-to-maturity (HTM). Through an oversight during the portfolio restructuring analysis related to this transaction, management unintentionally sold these five HTM securities. The book value of the HTM securities sold was $8.5 million. The gain realized on the sale of the HTM securities was $696,000. As such, management was required to reclassify the remaining HTM securities with a fair value of $23.1 million to the AFS designation. At September 30, 2016 and December 31, 2015 the remaining unaccreted balance of these HTM securities associated with the original transfer from AFS to HTM and included in accumulated other comprehensive income was $0 and $64,000, respectively.
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
The provision for income taxes includes $469,000 and $601,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the nine months ended September 30, 2016 and 2015, respectively. The provision for income taxes includes $142,000 and $301,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended September 30, 2016 and 2015, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$21,070	$(99)	$5,105	$(53)	$26,175	$(152)
Obligations of states and political subdivisions	17,195	(191)	—	—	17,195	(191)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	90,478	(1,105)	7,838	(136)	98,316	(1,241)
Total available-for-sale	$128,743	$(1,395)	$12,943	$(189)	$141,686	$(1,584)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$21,348	$(125)	$3,954	$(92)	$25,302	$(217)
Obligations of states and political subdivisions	40,016	(296)	—	—	40,016	(296)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	124,688	(1,109)	16,234	(310)	140,922	(1,419)
Total available-for-sale	$186,052	$(1,530)	$20,188	$(402)	$206,240	$(1,932)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
Held-to-Maturity Securities	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Debt securities:
Obligations of states and political subdivisions	$1,053	$(1)	$—	$—	$1,053	$(1)

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
     As of September 30, 2016, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all individual available-for-sale investment securities with an unrealized loss at September 30, 2016 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2016 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the nine months ended September 30, 2016. There were no OTTI losses recorded during the three months ended September 30, 2016 or during the three or nine months ended September 30, 2015.

U.S. Government Agencies

At September 30, 2016, the Company held 17 U.S. Government agency securities, of which 6 were in a loss position for less than 12 months and two were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

Obligations of States and Political Subdivisions

At September 30, 2016, the Company held 158 obligations of states and political subdivision securities of which 13 were in a loss position for less than 12 months and none were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At September 30, 2016, the Company held 168 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 28 were in a loss position for less than 12 months and 11 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

Private Label Residential Mortgage Backed Securities

At September 30, 2016, the Company had a total of 16 PLRMBS with a remaining principal balance of $1,895,000 and a net unrealized gain of approximately $1,064,000.  None of these securities was recorded with an unrealized loss at September 30, 2016.  11 of these PLRMBS with a remaining principal balance of $1,711,000 had credit ratings below investment grade.  The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Other Equity Securities

At September 30, 2016, the Company had one mutual fund equity investment which had an unrealized gain at September 30, 2016.

The following tables provide a roll forward for the nine month periods ended September 30, 2016 and 2015 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$874	$747	$747	$747
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—	136	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—	—	—
Realized gain for securities sold	—	—	(9)	—
Ending balance	$874	$747	$874	$747

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2016 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	15,359	16,027
After five years through ten years	42,334	44,764
After ten years	169,628	181,417
	227,321	242,208
Investment securities not due at a single maturity date:
U.S. Government agencies	48,007	48,266
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	248,321	249,966
Private label residential mortgage backed securities	1,895	2,959
Other equity securities	7,500	7,676
Total available-for-sale	$533,044	$551,075

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2016	% of Total Loans	December 31, 2015	% of Total Loans
Commercial:
Commercial and industrial	$89,037	14.1%	$102,197	17.1%
Agricultural land and production	25,600	4.1%	30,472	5.1%
Total commercial	114,637	18.2%	132,669	22.2%
Real estate:
Owner occupied	169,455	26.9%	168,910	28.2%
Real estate construction and other land loans	42,639	6.8%	38,685	6.5%
Commercial real estate	129,691	20.6%	117,244	19.6%
Agricultural real estate	96,101	15.3%	74,867	12.5%
Other real estate	11,873	1.9%	10,520	1.8%
Total real estate	449,759	71.5%	410,226	68.6%
Consumer:
Equity loans and lines of credit	40,693	6.5%	42,296	7.1%
Consumer and installment	23,765	3.8%	12,503	2.1%
Total consumer	64,458	10.3%	54,799	9.2%
Net deferred origination costs	973		417
Total gross loans	629,827	100.0%	598,111	100.0%
Allowance for credit losses	(9,299)		(9,610)
Total loans	$620,528		$588,501

The table above includes loans acquired at fair value on July 1, 2013 when the Company acquired Visalia Community Bank (VCB), in a combined cash and stock transaction. The acquired VCB assets and liabilities were recorded at fair value at the date of acquisition. Loans acquired in the VCB acquisition had outstanding balances of $50,568,000 and $62,395,000 as of September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016 and December 31, 2015, loans originated under Small Business Administration (SBA) programs totaling $14,191,000 and $10,704,000, respectively, were included in the real estate and commercial categories, of which, $10,381,000 or 73% and $7,295,000 or 68%, respectively, are secured by government guarantees.
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

The following table shows the summary of activities for the Allowance as of and for the three months ended September 30, 2016 and 2015 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 1, 2016	$2,972	$5,660	$948	$292	$9,872
(Reversal) Provision charged to operations	(963)	259	(23)	(273)	(1,000)
Losses charged to allowance	(494)	—	(36)	—	(530)
Recoveries	803	131	23	—	957
Ending balance, September 30, 2016	$2,318	$6,050	$912	$19	$9,299

Allowance for credit losses:
Beginning balance, July 1, 2015	$3,553	$4,429	$732	$—	$8,714
(Reversal) Provision charged to operations	(186)	154	27	105	100
Losses charged to allowance	(11)	—	(22)	—	(33)
Recoveries	267	8	37	—	312
Ending balance, September 30, 2015	$3,623	$4,591	$774	$105	$9,093

The following table shows the summary of activities for the allowance for loan losses as of and for the nine months ended September 30, 2016 and 2015 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2016	$3,562	$5,204	$734	$110	$9,610
(Reversal) Provision charged to operations	(5,787)	(136)	164	(91)	(5,850)
Losses charged to allowance	(499)	—	(148)	—	(647)
Recoveries	5,042	982	162	—	6,186
Ending balance, September 30, 2016	$2,318	$6,050	$912	$19	$9,299

Allowance for credit losses:
Beginning balance, January 1, 2015	$3,130	$4,058	$1,078	$42	$8,308
Provision charged to operations	731	509	(703)	63	600
Losses charged to allowance	(708)	—	(95)	—	(803)
Recoveries	470	24	494	—	988
Ending balance, September 30, 2015	$3,623	$4,591	$774	$105	$9,093

The following is a summary of the Allowance by impairment methodology and portfolio segment as of September 30, 2016 and December 31, 2015 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2016	$2,318	$6,050	$912	$19	$9,299
Ending balance: individually evaluated for impairment	$13	$96	$83	$—	$192
Ending balance: collectively evaluated for impairment	$2,305	$5,954	$829	$19	$9,107

Ending balance, December 31, 2015	$3,562	$5,204	$734	$110	$9,610
Ending balance: individually evaluated for impairment	$1	$128	$35	$—	$164
Ending balance: collectively evaluated for impairment	$3,561	$5,076	$699	$110	$9,446

The following table shows the ending balances of loans as of September 30, 2016 and December 31, 2015 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2016	$114,637	$449,759	$64,458	$628,854
Ending balance: individually evaluated for impairment	$134	$3,898	$374	$4,406
Ending balance: collectively evaluated for impairment	$114,503	$445,861	$64,084	$624,448

Loans:
Ending balance, December 31, 2015	$132,669	$410,226	$54,799	$597,694
Ending balance: individually evaluated for impairment	$30	$5,199	$1,470	$6,699
Ending balance: collectively evaluated for impairment	$132,639	$405,027	$53,329	$590,995

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2016 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$75,494	$7,613	$5,930	$—	$89,037
Agricultural land and production	19,631	4,209	1,760	—	25,600
Real Estate:
Owner occupied	164,295	3,982	1,178	—	169,455
Real estate construction and other land loans	40,384	—	2,255	—	42,639
Commercial real estate	128,184	804	703	—	129,691
Agricultural real estate	60,709	8,320	27,072	—	96,101
Other real estate	11,873	—	—	—	11,873
Consumer:
Equity loans and lines of credit	39,702	97	894	—	40,693
Consumer and installment	23,744	—	21	—	23,765
Total	$564,016	$25,025	$39,813	$—	$628,854

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2015 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$77,783	$22,607	$1,807	$—	$102,197
Agricultural land and production	20,422	—	10,050	—	30,472
Real Estate:
Owner occupied	163,570	3,785	1,555	—	168,910
Real estate construction and other land loans	34,916	644	3,125	—	38,685
Commercial real estate	110,833	1,683	4,728	—	117,244
Agricultural real estate	66,347	—	8,520	—	74,867
Other real estate	10,520	—	—	—	10,520
Consumer:
Equity loans and lines of credit	40,332	—	1,964	—	42,296
Consumer and installment	12,488	—	15	—	12,503
Total	$537,211	$28,719	$31,764	$—	$597,694

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$89,037	$89,037	$—	$92
Agricultural land and production	—	—	—	—	25,600	25,600	—	—
Real estate:	—			—	—	—
Owner occupied	—	92	—	92	169,363	169,455	—	112
Real estate construction and other land loans	—	—	—	—	42,639	42,639	—	166
Commercial real estate	—	—	—	—	129,691	129,691	—	530
Agricultural real estate	—	—	—	—	96,101	96,101	—	—
Other real estate	—	—	—	—	11,873	11,873	—	—
Consumer:				—	—	—
Equity loans and lines of credit	—	—	—	—	40,693	40,693	—	367
Consumer and installment	43	—	—	43	23,722	23,765	—	7
Total	$43	$92	$—	$135	$628,719	$628,854	$—	$1,274

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$102,197	$102,197	$—	$29
Agricultural land and production	—	—	—	—	30,472	30,472	—	—
Real estate:	—
Owner occupied	—	—	—	—	168,910	168,910	—	347
Real estate construction and other land loans	—	—	—	—	38,685	38,685	—	—
Commercial real estate	98	—	—	98	117,146	117,244	—	567
Agricultural real estate	—	—	—	—	74,867	74,867	—	—
Other real estate	—	—	—	—	10,520	10,520	—	—
Consumer:
Equity loans and lines of credit	—	166	—	166	42,130	42,296	—	1,457
Consumer and installment	38	—	—	38	12,465	12,503	—	13
Total	$136	$166	$—	$302	$597,392	$597,694	$—	$2,413

The following table shows information related to impaired loans by class at September 30, 2016 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Owner occupied	$279	$323	$—
Real estate construction and other land loans	2,255	2,255	—
Commercial real estate	835	975	—
Total real estate	3,369	3,553	—
Consumer:
Consumer and installment	7	10	—
Total with no related allowance recorded	3,376	3,563	—

With an allowance recorded:
Commercial:
Commercial and industrial	134	134	13
Real estate:
Commercial real estate	529	565	96
Total real estate	529	565	96
Consumer:
Equity loans and lines of credit	367	370	83
Total with an allowance recorded	1,030	1,069	192
Total	$4,406	$4,632	$192

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2015 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$1	$—
Total commercial	—	1	—
Real estate:
Owner occupied	166	245	—
Real estate construction and other land loans	3,125	3,125	—
Commercial real estate	1,162	1,302	—
Total real estate	4,453	4,672	—
Consumer:
Equity loans and lines of credit	1,291	1,991	—
Total with no related allowance recorded	5,744	6,664	—

With an allowance recorded:
Commercial:
Commercial and industrial	30	33	1
Real estate:
Owner occupied	180	212	18
Commercial real estate	566	588	110
Total real estate	746	800	128
Consumer:
Equity loans and lines of credit	166	179	33
Consumer and installment	13	15	2
Total consumer	179	194	35
Total with an allowance recorded	955	1,027	164
Total	$6,699	$7,691	$164

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$143	$—
Real estate:
Owner occupied	108	—	556	—
Real estate construction and other land loans	2,686	51	1,064	57
Commercial real estate	838	14	2,020	—
Agricultural real estate	—	—	72	—
Total real estate	3,632	65	3,712	57
Consumer:
Equity loans and lines of credit	—	—	1,595	—
Consumer and installment	8	—	—	—
Total consumer	8	—	1,595	—
Total with no related allowance recorded	3,640	65	5,450	57

With an allowance recorded:
Commercial:
Commercial and industrial	519	1	55	—
Real estate:
Owner occupied	127	—	187	—
Real estate construction and other land loans	—	—	2,123	—
Commercial real estate	540	—	660	20
Total real estate	667	—	2,970	20
Consumer:
Equity loans and lines of credit	160	—	209	—
Consumer and installment	15	—	14	—
Total consumer	175	—	223	—
Total with an allowance recorded	1,361	1	3,248	20
Total	$5,001	$66	$8,698	$77

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$104	$—	$3,797	$—
Real estate:
Owner occupied	189	—	950	—
Real estate construction and other land loans	2,884	156	706	175
Commercial real estate	997	41	2,171	—
Agricultural real estate	—	—	274	—
Total real estate	4,070	197	4,101	175
Consumer:
Equity loans and lines of credit	745	—	2,032	—
Consumer and installment	6	—	—	—
Total consumer	751	—	2,032	—
Total with no related allowance recorded	4,925	197	9,930	175

With an allowance recorded:
Commercial:
Commercial and industrial	559	2	307	—
Total commercial	559	2	307	—
Real estate:
Owner occupied	156	—	193	—
Real estate construction and other land loans	—	—	2,986	—
Commercial real estate	552	—	807	59
Total real estate	708	—	3,986	59
Consumer:
Equity loans and lines of credit	162	—	373	—
Consumer and installment	10	—	17	—
Total consumer	172	—	390	—
Total with an allowance recorded	1,439	2	4,683	59
Total	$6,364	$199	$14,613	$234

Foregone interest on nonaccrual loans totaled $104,000 and $366,000 for the nine month periods ended September 30, 2016 and 2015, respectively. For the three month periods ended September 30, 2016 and 2015, foregone interest on nonaccrual loans totaled $12,000 and $91,000, respectively.

Troubled Debt Restructurings:
As of September 30, 2016 and December 31, 2015, the Company has a recorded investment in troubled debt restructurings of $3,153,000 and $5,623,000, respectively. The Company has allocated $3,000 and $1,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2016 and December 31, 2015, respectively. The Company has committed to lend no additional amounts as of September 30, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.
During the nine month period ended September 30, 2016 two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2016 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial and Industrial	2	$45	$—	$45	$42

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	2	$42	$—	$42	$34

During the nine month period ended September 30, 2015 two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.
During the quarter ended September 30, 2016 and 2015 no loans were modified as troubled debt restructuring. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the nine months ended September 30, 2016 or September 30, 2015.

Note 5.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2016 was $29,917,000 consisting of $14,643,000, $8,934,000, and $6,340,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, and Visalia Community Bank, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. As of September 30, 2016, management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2016.
The intangible assets at September 30, 2016 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank of $1,365,000, and Service 1st Bancorp in 2008 of $1,400,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of seven to ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2016 was $922,000 net of $1,843,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the third quarter of 2016. Management performed an annual impairment test on core deposit intangibles as of September 30, 2016 and determined no impairment was necessary. Amortization expense recognized was $102,000 and $253,000 for the nine month periods ended

September 30, 2016 and 2015, respectively. Amortization expense recognized was $34,000 and $85,000 for the three month periods ended September 30, 2016 and 2015, respectively. The Service 1st Bancorp core deposit became fully amortized in the fourth quarter of 2015.
The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending	Estimated Core Deposit Intangible Amortization
2016	$34
2017	137
2018	137
2019	137
2020	137
Thereafter	340
$922

Note 6.  Borrowing Arrangements

As of September 30, 2016 and December 31, 2015, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $631,000 and $750,000, and market values totaling $694,000 and $825,000 at September 30, 2016 and December 31, 2015, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of September 30, 2016 and December 31, 2015, the Company had no Federal funds purchased.

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

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of September 30, 2016 and December 31, 2015, the reserve for uncertain tax positions attributable to tax deductions related to enterprise zone activities in California was $301,000 and $286,000, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

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
     Commitments to extend credit amounting to $223,393,000 and $217,166,000 were outstanding at September 30, 2016 and December 31, 2015, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $222,015,000 and $215,952,000 at September 30, 2016 and December 31, 2015, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $32,126,000 and $25,856,000 as of September 30, 2016 and December 31, 2015, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $1,378,000 and $1,214,000 were outstanding at September 30, 2016 and December 31, 2015, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2016 or December 31, 2015.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2016 and December 31, 2015, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $125,000 and$150,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
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

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Net Income	$3,114	$2,517	$12,575	$8,061
Less: Preferred stock dividends and accretion	—	—	—	—
Net income available to common shareholders	$3,114	$2,517	$12,575	$8,061
Weighted average shares outstanding	10,984,141	10,938,160	10,969,633	10,928,780
Basic earnings per share	$0.28	$0.23	$1.15	$0.74

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Net income available to common shareholders	$3,114	$2,517	$12,575	$8,061
Weighted average shares outstanding	10,984,141	10,938,160	10,969,633	10,928,780
Effect of dilutive stock options	108,533	86,794	98,412	83,244
Weighted average shares of common stock and common stock equivalents	11,092,674	11,024,954	11,068,045	11,012,024
Diluted earnings per share	$0.28	$0.23	$1.14	$0.73

During the nine months month periods ended September 30, 2016 and 2015, options to purchase 54,650 and 26,704 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.  During the three month periods ended September 30, 2016 and 2015, options to purchase 45,800 and 36,636 shares of common stock, respectively, were not factored into the calculation of dilutive stock options because they were anti-dilutive.

Note 10.  Share-Based Compensation

The Company has three share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $196,000 and $184,000 for the nine months ended September 30, 2016 and 2015, respectively. For the quarters ended September 30, 2016 and 2015, share-based compensation was $89,000 and $61,000, respectively. The recognized tax benefits for the share based compensation expense was $38,000 and $11,000, respectively, for the nine month periods ended September 30, 2016 and 2015. For the quarters ended September 30, 2016 and 2015, recognized tax benefits were $10,000 and $1,000, respectively.
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
     No options to purchase shares of the Company’s common stock were granted during the nine month periods ended September 30, 2016 and 2015.

A summary of the combined activity of the Company’s Stock Option Compensation Plans for the nine month periods ended September 30, 2016 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2016	240,695	$6.83
Options exercised	(32,050)	$6.50
Options forfeited	(3,090)	$8.80
Options outstanding at September 30, 2016	205,555	$6.87	3.53	$1,847
Options vested or expected to vest at September 30, 2016	204,655	$6.87	3.52	$1,840
Options exercisable at September 30, 2016	190,135	$6.78	3.33	$1,726

Information related to the stock option plan is as follows (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Intrinsic value of options exercised	$197	$26
Cash received from options exercised	$208	$—
Excess tax benefit realized for option exercises	$19	$—

As of September 30, 2016, there was $45,000 of total unrecognized compensation cost related to nonvested stock options granted under all plans.  The cost is expected to be recognized over a weighted average period of 0.97 years. No options vested during the nine months ended September 30, 2016 and 2015.

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
The following table summarizes restricted stock activity for the nine month period ended September 30, 2016 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2016	53,028	$12.34
Granted	54,650	$14.10
Vested	(12,438)	$12.38
Forfeited	(1,619)	$12.95
Nonvested outstanding shares at September 30, 2016	93,621	$13.35

During the quarter ended September 30, 2016, 45,800 shares of restricted stock were granted compared to none during 2015. During the nine month period ended September 30, 2016, 54,650 shares of restricted common stock were issued from outstanding grants under the 2005 and 2015 Plans. The restricted common stock had a fair market value of $14.10 per share on the date of issuance. During the nine month period ended September 30, 2015, 9,268 shares of restricted common stock were issued from outstanding grants under the 2005 Plan. The restricted common stock had a fair market value of $12.95 per share on the date of issuance. These restricted common stock awards vest 20% after Year 1, and thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of September 30, 2016, there were 93,621 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2016, there was $1,115,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 3.97 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,485,000 at September 30, 2016.

Note 11.  Subsequent Events

Effective October 1, 2016, the Company and Sierra Vista Bank, headquartered in Folsom, California, completed a merger under which Sierra Vista Bank, with three full-service offices in Folsom and Fair Oaks (Sacramento County), and Cameron Park (El Dorado County), merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. Sierra Vista Bank’s assets (unaudited) as of September 30, 2016 totaled approximately $155 million. The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the Company’s December 31, 2016 financial statements. The Company also expects to record goodwill and a core deposit intangible related to this transaction, but those amounts are not yet known as the initial fair value accounting is incomplete. The goodwill will not be deductible for tax purposes.
Under the terms of the merger agreement, the Company issued 1,058,851 shares of its common stock and cash totaling approximately $9.469 million to the former shareholders of Sierra Vista Bank.
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

OVERVIEW

Third Quarter of 2016

In the third quarter of 2016, our consolidated net income was $3,114,000 compared to net income of $2,517,000 for the same period in 2015. Diluted EPS was $0.28 for the quarter ended September 30, 2016 compared to $0.23 for the same period in 2015. The increase in net income during the third quarter of 2016 compared to the same period in 2015 is primarily due to a decrease in provision for credit losses, as well as an increase in net interest income and an increase in non-interest income, partially offset by an increase in non-interest expenses and an increase in provision for income taxes. The Company recorded a reverse provision for credit losses of $1,000,000 during the third quarter of 2016 compared to a provision for credit losses of $100,000 during the same period in 2015. Net interest income before the provision for credit losses increased $643,000 or 6.21% comparing the quarter ended September 30, 2016 to the same period in 2015.
Net interest margin (fully tax equivalent basis) was 4.01% for the quarter ended September 30, 2016 compared to 4.01% for the same period in 2015. The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.09% for the quarter ended September 30, 2016 compared to 0.09% for the same period in 2015.
Non-interest income increased $413,000 or 23.98% primarily due to an increase in net realized gains on sales and calls of investment securities of $286,000, a $106,000 increase in loan placement fees, and a $43,000 increase in service charge income, partially offset by a $10,000 decrease in Federal Home Loan Bank dividends, and a $16,000 decrease in other income. Non-interest expense increased $627,000 or 6.95% for the same periods mainly due to increase in salaries and employee benefits, acquisition and integration expenses, directors’ expenses, and data processing expenses, partially offset by decreases in occupancy and equipment expenses, regulatory assessment fees, professional services, and amortization of core deposit intangibles.
Annualized return on average equity for the third quarter of 2016 was 8.01% compared to 7.47% for the same period in 2015. Total average equity was $155,595,000 for the third quarter of 2016 compared to $134,709,000 for the third quarter of 2015. Notwithstanding an increase in shareholders’ equity, this increase in ROE was achieved due to an increase in net income. The Company declared and paid $0.06 per share in cash dividends to holders of common stock during the third quarter of 2016, consistent with $0.06 in dividends declared and paid during the third quarter of 2015.
Our average total assets increased $66,520,000 or 5.41% to $1,297,207,000 during the third quarter of 2016 compared to the same period in 2015.  Total average interest-earning assets increased $62,181,000 or 5.52% in the third quarter of 2016 compared to the same period of 2015.  Average total loans, including nonaccrual loans, increased $26,556,000 or 4.44% in the third quarter of 2016 compared to the same period in 2015. Average total investments and interest-earning deposits increased $32,621,000 or 6.18% in the three-month period ended September 30, 2016 compared to the same period in 2015.  Average interest-bearing liabilities increased $31,807,000 or 4.69% in the three-month period ended September 30, 2016 compared to the same period in 2015. Average non-interest bearing demand deposits increased 2.66% to $412,043,000 in 2016 compared to $401,385,000 in 2015.  The ratio of average non-interest bearing demand deposits to average total deposits was 36.88% in the third quarter of 2016 compared to 37.35% in 2015.

First Nine Months of 2016

For the nine months ended September 30, 2016, our consolidated net income was $12,575,000 compared to $8,061,000 for the same period in 2015.  Diluted EPS was $1.14 for the first nine months of 2016 compared to $0.73 for the first nine months of 2015.  Net income increased 56.00%, primarily driven by a reversal of the provision for credit losses of $5,850,000, as well as an increase in net interest income, which was partially offset by an increase in non-interest expenses, a decrease in non-interest income, and an increase in provision for income taxes in 2016 compared to 2015. During the nine-month period ended September 30, 2016, our net interest margin (fully tax equivalent basis) increased four basis points to 4.05%.  Net interest income before the provision for credit losses increased $2,669,000 or 8.86%.  Net interest income during the first nine months of 2016 and 2015 benefited by approximately $501,000 and $274,000, respectively, from prepayment penalties and payoff of loans previously on nonaccrual status. Excluding these benefits, net interest income for the first nine months ended September 30, 2016, increased by $2,442,000 compared to the nine months ended September 30, 2015. Non-interest income decreased $155,000 or 2.06%, and non-interest expense increased $995,000 or 3.68% in the first nine months of 2016 compared to 2015. During the nine months ended September 30, 2016, the Company recorded a reverse provision for credit losses of $5,850,000 compared to $600,000 provision during same period in 2015.

Annualized return on average equity for the nine months ended September 30, 2016 was 11.21% compared to 8.01% for the same period in 2015.  Annualized return on average assets was 1.31% and 0.89% for the nine months ended September 30, 2016 and 2015, respectively.  Total average equity was $149,548,000 for the nine months ended September 30, 2016 compared to $134,109,000 for the same period in 2015.  The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid, and an increase in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).

Our average total assets increased $67,071,000 or 5.55% in the first nine months of 2016 compared to the same period in 2015.  Total average interest-earning assets increased $71,188,000 or 6.49% comparing the first nine months of 2016 to the same period in 2015.  Average total loans increased $27,348,000 or 4.67% comparing the first nine months of 2016 compared to the same period in 2015. Average total investments (securities and interest-earning deposits) increased $36,597,000, or 7.09% in the nine months month period ended September 30, 2016 compared to the same period in 2015, with average interest-bearing liabilities increasing $25,244,000 or 3.73% on a period to period comparison.

Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2016 was 4.05% compared to 4.01% for the same period in 2015. The increase in net interest margin in the period-to-period comparison resulted primarily from an increase in the yield on the Company’s investment portfolio, an increase in the yield on the loan portfolio, and a decrease in the Company’s cost of funds.  The effective yield on interest-earning assets increased four basis points to 4.14% for the nine months period ended September 30, 2016 compared to 4.10% for the same period in 2015. For the nine months ended September 30, 2016, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, increased 9 basis points, compared to the same period in the prior year, and the effective yield on loans increased three basis points. The cost of total interest-bearing liabilities decreased one basis point to 0.15% compared to 0.16% for the same period in 2015.  The cost of total deposits, including noninterest bearing accounts, decreased one basis point to 0.08% for the nine months ended 2016 compared to 0.09% for the same period in 2015. The Company recorded other repossessed assets at their estimated realizable value of $363,000 during the nine months ended September 30, 2016. None were recorded as of December 31, 2015.
Net interest income before the provision for credit losses for the nine months ended September 30, 2016 was $32,806,000 compared to $30,137,000 for the same period in 2015, an increase of $2,669,000 or 8.86%.  Net interest income increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities. The Bank recovered $501,000 and $274,000, of foregone interest income and prepaid payment penalties in 2016 and 2015, respectively. The Bank had non-accrual loans totaling $1,274,000 at September 30, 2016, compared to $2,413,000 at December 31, 2015 and $2,494,000 at September 30, 2015.  The Company had no other real estate owned at September 30, 2016, December 31, 2015, or September 30, 2015.

At September 30, 2016, we had total net loans of $620,528,000, total assets of $1,307,775,000, total deposits of $1,127,497,000, and shareholders’ equity of $156,322,000.

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, Madera, Merced, Sacramento, Stanislaus, San Joaquin, and Tulare Counties of central California.  Additionally, we have a private banking office in Sacramento County.  During the second quarter of 2016, the Company announced the pending merger with Sierra Vista Bank (SVB) which has three full-service offices in Folsom, Fair Oaks and Cameron Park, California. On October 1, 2016, the Company announced the completion of the acquisition of SVB, which as of September 30, 2016 had total assets with a pre-merger carrying value of approximately $154,155,000. The Company's results of operations for the nine months ended September 30, 2016 and its balance sheet as of the same date do not reflect the SVB acquisition. As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

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
The Bank operates 20 branches which serve the communities of Clovis, Exeter, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2016 FDIC data, the Bank’s branches in Fresno, Madera, and Tulare Counties had a 4.81% combined deposit market share of all insured depositories. The Bank’s branches in Merced, Sacramento, San Joaquin, and Stanislaus Counties had a 0.42% combined deposit market share of all insured depositories.

During the second quarter of 2016, the Company announced the pending merger with Sierra Vista Bank (SVB) which has three full-service offices in Folsom, Fair Oaks and Cameron Park, California. On October 1, 2016, the Company announced the completion of the acquisition of SVB, which as of September 30, 2016 had total assets with a pre-merger carrying value of approximately $154,155,000. The Company's results of operations for the nine months ended September 30, 2016 and its balance sheet as of the same date do not reflect the SVB acquisition.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  Our annualized ROE was 11.21% for the nine months ended September 30, 2016 compared to 8.12% for the year ended December 31, 2015 and 8.01% for the annualized nine months ended September 30, 2015.  Our net income for the nine months ended September 30, 2016 increased $4,514,000 or 56.00% to $12,575,000 compared to $8,061,000 for the nine months ended September 30, 2015, primarily driven by a decrease in provision for credit losses, as well as an increase in net interest income, offset by an increase in provision for income taxes and an increase in non-interest expenses. Net interest margin (NIM) increased four basis points comparing the nine month periods ended September 30, 2016 and 2015.  Diluted EPS was $1.14 for the nine months ended September 30, 2016 and $0.73 for the same period in 2015.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2016 was 1.31% compared to 0.90% for the year ended December 31, 2015 and 0.89% for the annualized nine months ended September 30, 2015.  The increase in ROA compared to December 2015 is due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the nine months ended September 30, 2016 were $1,276,214,000 compared to $1,222,526,000 for the year ended December 31, 2015.  ROA for our peer group was 1.16% for the year ended December 31, 2015.  Our peer group from SNL Financial data includes certain bank holding companies in central California with assets from $600 million to $2.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the continuing declines in interest rates on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) was 4.05% for the nine months ended September 30, 2016, compared to 4.01% for the same period in 2015.  The increase in net interest margin is principally due to continued growth in earning assets in a low interest rate and competitive economic environment. The Company’s net interest margin was positively impacted by the decrease in our rates on interest-bearing liabilities; more specifically, the increase in the yield on the Company’s loan portfolio, the increase in the yield on the Company’s investment portfolio, and a decrease in the Company’s cost of funds. In comparing the two periods, the effective yield on total earning assets increased four basis points, while the cost of total interest bearing liabilities decreased one basis point and the cost of total deposits decreased one basis point.  The Company’s total cost of deposits for the nine months ended September 30, 2016 was 0.08% compared to 0.09% for the same period in 2015.  At September 30, 2016, 36.86% of the Company’s average total deposits were non-interest bearing compared to 32.73% for the Company’s peer group as of December 31, 2015.  Net interest income before the provision for credit losses for the nine months period ended September 30, 2016 was $32,806,000 compared to $30,137,000 for the same period in 2015.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales of investment securities. Non-interest income for the nine months ended September 30, 2016 decreased $155,000 or 2.06%, to $7,353,000 compared to $7,508,000 for the nine months ended September 30, 2015.  The decrease resulted primarily from decreases in Federal Home Loan Bank dividends, service charge income, loan placement fees, and the cash surrender value of bank-owned life insurance, partially offset by increases in net realized gains on sales and calls of investment securities compared to the comparable 2015 period. Further detail of non-interest income is provided below.

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
The Company had non-performing loans totaling $1,274,000 or 0.20% of total loans as of September 30, 2016 and $2,413,000 or 0.40% of total loans at December 31, 2015.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods and collectability has been reasonably assured.  The Company had no other real estate owned (OREO) at September 30, 2016 or December 31, 2015. The Company recorded $363,000 in repossessed assets at September 30, 2016 versus none at December 31, 2015. The Company’s ratio of nonperforming assets as a percentage of total assets was 0.13% as of September 30, 2016 and 0.19% at December 31, 2015.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $31,039,000 or 2.43% during the nine months ended September 30, 2016 to $1,307,775,000 compared to $1,276,736,000 as of December 31, 2015.  Total gross loans increased by 5.30% or $31,716,000 to $629,827,000 as of September 30, 2016 compared to $598,111,000 as of December 31, 2015.  Total deposits increased 1.01% to $1,127,497,000 as of September 30, 2016 compared to $1,116,267,000 as of December 31, 2015. Our loan to deposit ratio at September 30, 2016 was 55.86% compared to 53.58% at December 31, 2015.  The loan to deposit ratio of our peers was 75.73% at December 31, 2015.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2016, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 68.65% for the first nine months of 2016 compared to 69.93% for the first nine months of 2015.  The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense. Further discussion of the change in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of OREO related gains, investment securities related gains, and gain related to the collection of life insurance proceeds, increased 6.46% to $40,680,000 for the first nine months of 2016 compared to $38,213,000 for the same period in 2015, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 4.51% to $27,926,000 from $26,722,000 for the same period in 2015.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $322,592,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

RESULTS OF OPERATIONS

Net Income for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015:

Net income increased to $12,575,000 for the nine months ended September 30, 2016 compared to $8,061,000 for the nine months ended September 30, 2015.  Basic and diluted earnings per share for September 30, 2016 were $1.15 and $1.14, respectively. Basic and diluted earnings per share for the same period in 2015 were $0.74 and $0.73, respectively. Annualized ROE was 11.21% for the nine months ended September 30, 2016 compared to 8.01% for the nine months ended September 30, 2015.  Annualized ROA for the nine months ended September 30, 2016 and 2015 was 1.31%. and 0.89%, respectively.

The increase in net income for the nine months ended September 30, 2016 compared to the same period in 2015 can be attributed primarily to a decrease in provision for credit losses, as well as an increase in net interest income, partially offset by an increase in non-interest expense, an increase in provision for income taxes and a decrease in non-interest income. During the nine months ended September 30, 2016, the Company recorded a reverse provision for credit losses of $5,850,000, compared to a $600,000 provision during the nine months ended September 30, 2015. The decrease in non-interest income was primarily driven by decreases in Federal Home Loan Bank dividends, service charge income, loan placement fees, and the cash surrender value of bank-owned life insurance, partially offset by increases in net realized gains on sales and calls of investment securities compared to the comparable 2015 period. The Company also recorded an other-than-temporary impairment loss of $136,000 during the nine months ended September 30, 2016. Non-interest expense increased $995,000or 3.68% for the same periods mainly due to increases in salaries and employee benefits, data processing expenses, acquisition and integration expenses, directors’ expenses, telephone expenses, and ATM/Debit card expenses, offset by decreases in regulatory assessments, professional services, Internet banking, occupancy and equipment expenses, and license and maintenance contracts. Further discussion of non-interest expenses is below.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$53,613	$210	0.52%	$62,664	$147	0.31%
Securities:
Taxable securities	313,620	4,486	1.91%	277,262	3,477	1.67%
Non-taxable securities (1)	185,457	7,091	5.10%	176,075	7,010	5.31%
Total investment securities	499,077	11,577	3.09%	453,337	10,487	3.08%
Federal funds sold	150	—	0.50%	242	—	0.25%
Total securities and interest-earning deposits	552,840	11,787	2.84%	516,243	10,634	2.75%
Loans (2) (3)	610,932	24,208	5.29%	576,356	22,677	5.26%
Federal Home Loan Bank stock	4,825	314	8.69%	4,810	474	13.14%
Total interest-earning assets	1,168,597	$36,309	4.14%	1,097,409	$33,785	4.10%
Allowance for credit losses	(10,353)			(8,782)
Nonaccrual loans	2,449			9,677
Other real estate owned	50			45
Cash and due from banks	23,722			24,991
Bank premises and equipment	8,969			9,733
Other non-earning assets	82,780			76,070
Total average assets	$1,276,214			$1,209,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$321,224	$230	0.10%	$297,590	$194	0.09%
Money market accounts	243,176	96	0.05%	223,530	108	0.06%
Time certificates of deposit, under $100,000	49,774	114	0.31%	55,712	137	0.33%
Time certificates of deposit, $100,000 and over	82,725	250	0.40%	94,822	279	0.39%
Total interest-bearing deposits	696,899	690	0.13%	671,654	718	0.14%
Other borrowed funds	5,155	88	2.28%	5,156	73	1.89%
Total interest-bearing liabilities	702,054	$778	0.15%	676,810	$791	0.16%
Non-interest bearing demand deposits	406,856			381,653
Other liabilities	17,756			16,571
Shareholders’ equity	149,548			134,109
Total average liabilities and shareholders’ equity	$1,276,214			$1,209,143
Interest income and rate earned on average earning assets		$36,309	4.14%		$33,785	4.10%
Interest expense and interest cost related to average interest-bearing liabilities		778	0.15%		791	0.16%
Net interest income and net interest margin (4)		$35,531	4.05%		$32,994	4.01%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $2,411 and $2,383 in 2016 and 2015, respectively.

(2)	Loan interest income includes loan (costs) fees of $(31) in 2016 and $96 in 2015

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Nine Months Ended September 30, 2016 and 2015
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(21)	$84	$63
Investment securities:
Taxable	455	554	1,009
Non-taxable (1)	373	(292)	81
Total investment securities	828	262	1,090
Loans	1,361	170	1,531
FHLB Stock	1	(161)	(160)
Total earning assets (1)	2,169	355	2,524
Interest expense:
Deposits:
Savings, NOW and MMA	25	(1)	24
Certificates of deposit under $100,000	(15)	(8)	(23)
Certificates of deposit $100,000 and over	(35)	6	(29)
Total interest-bearing deposits	(25)	(3)	(28)
Other borrowed funds	—	15	15
Total interest bearing liabilities	(25)	12	(13)
Net interest income (1)	$2,194	$343	$2,537

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $1,531,000 or 6.75% for the nine months ended September 30, 2016 compared to the same period in 2015. Net interest income during the first nine months of 2016 was positively impacted by an increase in average total loans in 2016, increasing by $27,348,000 or 4.67% to $613,381,000 compared to $586,033,000 for the same period in 2015. The yield on average loans, excluding nonaccrual loans, was 5.29% for the nine months ended 2016 as compared to 5.26% for the same period in 2015. Net interest income was positively impacted by receipt of nonrecurring income from prepayment penalties and payoff of nonaccrual loans by approximately $501,000 and $274,000 during the first nine months in 2016 and 2015, respectively.  We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $1,125,000 in the first nine months of 2016 to $9,376,000 compared to $8,251,000, for the same period in 2015.  The yield on average total investments (total securities and interest-earning deposits) increased nine basis points to 2.84% for the nine month period ended September 30, 2016 compared to 2.75% for the same period in 2015. Average total securities and interest-earning deposits for the first nine months of 2016 increased $36,597,000 or 7.09% to $552,840,000 compared to $516,243,000 for the same period in 2015.  Income from investments represents 28.58% of net interest income for the first nine months of 2016 compared to 27.38% for the same period in 2015.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2016, we held $252,925,000 or 45.90% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.95%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The net-of-tax unrealized gain on the investment portfolio was $10,450,000 at September 30, 2016 and is reflected in the Company’s equity.  At September 30, 2016, the average life of the investment portfolio was 5.69 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $18,031,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. The Company recorded an other-than-temporary impairment loss of $136,000 during the nine month period ended September 30, 2016.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2016, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $(34,015,000).  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $26,700,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the nine months ended September 30, 2016 increased $2,656,000 or 8.59% to $33,584,000 compared to $30,928,000 for the nine months ended September 30, 2015.  The yield on interest earning assets increased four basis points to 4.14% on a fully tax equivalent basis for the nine months ended September 30, 2016 from 4.10% for the nine months ended September 30, 2015, primarily due to the increase in yields on investment securities and loans. Average interest earning assets increased to $1,168,597,000 for the nine months ended September 30, 2016 compared to $1,097,409,000 for the nine months ended September 30, 2015.  The $71,188,000 increase in average earning assets can be attributed to the $34,576,000 or 6.00% increase in average loans and the $36,597,000 increase in average investments.
Interest expense on deposits for the nine months ended September 30, 2016 decreased $28,000 or 3.90% to $690,000 compared to $718,000 for the nine months ended September 30, 2015.  This decrease in interest expense was primarily due to repricing of interest bearing deposits. The average interest rate on interest bearing deposits decreased one basis point to 0.13% for the nine months ended September 30, 2016 from 0.14% in 2015 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 3.76% or $25,245,000 to $696,899,000 for the nine months ended September 30, 2016 compared to $671,654,000 for the same period ended September 30, 2015.
Average other borrowed funds decreased $1,000 or 0.02% to $5,155,000 with an effective rate of 2.28% for the nine months ended September 30, 2016 compared to $5,156,000 with an effective rate of 1.89% for the nine months ended September 30, 2015.  Total interest expense on other borrowed funds was $88,000 for the nine months ended September 30, 2016 and $73,000 for the nine months ended September 30, 2015.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 2.28% and 1.88% at September 30, 2016 and 2015, respectively.  See the section on Financial Condition for more detail.
The cost of our interest-bearing liabilities decreased one basis point to 0.15% for the nine-month period ended September 30, 2016 compared to 0.16% for 2015. The cost of total deposits decreased to 0.08% for the nine-month period ended September 30, 2016 compared to 0.09% for same period in 2015.  Average non-interest bearing demand deposits increased 6.60% to $406,856,000 in 2016 compared to $381,653,000 for 2015.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 36.86% in the nine-month period of 2016 compared to 36.23% for the same period in 2015.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2016 increased by $2,669,000 or 8.86% to $32,806,000 compared to $30,137,000 for the same period in 2015.  The increase was a result of yield changes, an increase in average earning assets, asset mix changes, partially offset by a one basis point decrease in the average interest rate on interest bearing deposits, and an increase in average interest bearing liabilities. Average interest earning assets were $1,168,597,000 for the nine months ended September 30, 2016 with a net interest margin (fully tax equivalent basis) of 4.05% compared to $1,097,409,000 with a net interest margin (fully tax equivalent basis) of 4.01% for the nine months ended September 30, 2015.  The $71,188,000 increase in average earning assets can be attributed to the $34,576,000 or 6.00% increase in average loans, and the $36,597,000 increase in average total investments.  Average interest bearing liabilities increased 3.73% to $702,054,000 for the nine months ended September 30, 2016, compared to $676,810,000 for the same period in 2015.  For the nine months ended September 30, 2016, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased nine basis points. The effective yield on loans increased three basis points.
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

The allocation of the allowance for credit losses is set forth below:

Loan Type (dollars in thousands)	September 30, 2016	December 31, 2015
Commercial:
Commercial and industrial	$1,967	$3,143
Agricultural land and production	351	419
Total commercial	2,318	3,562
Real estate:
Owner occupied	1,648	1,556
Real estate construction and other land loans	623	694
Commercial real estate	2,017	1,686
Agricultural real estate	1,628	1,149
Other real estate	134	119
Total real estate	6,050	5,204
Consumer:
Equity loans and lines of credit	544	500
Consumer and installment	368	234
Total consumer	912	734
Unallocated reserves	19	110
Total allowance for credit losses	$9,299	$9,610

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
Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.  While the overall level of loans with an internal risk rating of substandard has increased by $8.0 million or 25% to $39.8 million at September 30, 2016 from $31.8 million at December 31, 2015, the classification of those loans has migrated from Agricultural land and production to Agricultural real estate. Management believes that the additional collateral obtained related to these classified assets provides the Company with a reduced risk of loss if a default event was to occur. In addition, the level of commercial and industrial loans graded special mention or worse have substantially declined from $24.4 million at December 31, 2015 to $13.5 million at September 30, 2016. Therefore, the level of allowance for loan losses allocated to Commercial and Real estate loans has been adjusted accordingly.
During the nine months ended September 30, 2016, the Company recorded a reverse provision for credit losses of $5,850,000 compared to provision of $600,000 during 2015. The reversal from the allowance for credit losses is primarily the result of $5,539,000 in net loan loss recoveries and our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the nine months ended September 30, 2016, the Company had net recoveries totaling $5,539,000 compared to net recoveries of $185,000 for the same period in 2015. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.
Nonperforming loans were $1,274,000 and $2,413,000 at September 30, 2016 and December 31, 2015, respectively, and $2,494,000 at September 30, 2015.  Nonperforming loans as a percentage of total loans were 0.20% at September 30, 2016 compared to 0.40% at December 31, 2015 and 0.42% at September 30, 2015.  The Company had no other real estate owned (OREO) at September 30, 2016 or December 31, 2015. The Company recorded $363,000 in repossessed assets at September 30, 2016 versus none at December 31, 2015.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (1.20)% for the nine months ended September 30, 2016, and (0.04)% for the same period in 2015.
Notwithstanding improvements in the economy, we anticipate some weakness in economic conditions on national, state, and local levels to continue.  Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future.  Many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. We continue to closely monitor the water and other related issues affecting our customers. We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses. As of September 30, 2016, there were $39.8 million in classified loans of which $27.1 million related to agricultural real estate, $5.9 million to commercial and industrial loans, $2.3 million to real estate construction, and $1.8 million to commercial agricultural loans. This compares to $31.8 million in classified loans as of December 31, 2015 of which $8.5 million related to agricultural real estate, $1.8 million to commercial and industrial, $10.1 million to agricultural land and production, and $4.7 million to commercial real estate. The reduction in classified agricultural land and production loans relates to the refinance of a single loan which is now secured by agricultural real estate. This increase in classified agricultural real estate relates primarily to a single borrower with multiple loans totaling approximately $21.3 million which continues to perform under the terms of the loan agreements, while management has observed and continues to monitor some indications of deterioration in the borrower’s overall financial condition. These changes in classified loans contributed to the shift in the amount of allowance for credit losses allocated between commercial loans and real estate loans.
As of September 30, 2016, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $38,656,000 for the nine months period ended September 30, 2016 and $29,537,000 for the same period in 2015.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $7,353,000 for the nine months ended September 30, 2016 compared to $7,508,000 for the same period in 2015.  The $155,000 or 2.06% decrease in non-interest income was primarily due to a $160,000 decrease in Federal Home Loan Bank dividends, a $94,000 decrease in customer service charges, a $2,000 decrease in loan placement fees, a $112,000 decrease in other income, and a decrease in appreciation in cash surrender value of bank-owned life insurance of $40,000, partially offset by an increase of $377,000 in net realized gains on sales and calls of investment securities, and a $23,000 increase in interchange fees. The Company realized tax-free gains of $190,000 and $345,000 related to the collection of life insurance proceeds in 2016 and 2015, respectively. The Company also recorded an other-than-temporary impairment loss of $136,000 during the nine months ended September 30, 2016.
During the nine months ended September 30, 2016, we realized a net gain on sales and calls of investment securities of $1,836,000 compared to $1,459,000 for the same period in 2015.  The net gains realized on sales and calls of investment securities in 2016 and 2015 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges decreased $94,000 or 4.05% to $2,227,000 for the first nine months of 2016 compared to $2,321,000 for the same period in 2015. The decrease in service charges was the result of lower NSF fees and lower analysis fees. Loan placement fees decreased $2,000 or 0.25% to $792,000 for the first nine months of 2016 compared to $794,000 for the same period in 2015, primarily due to a decrease in mortgage refinances. Interchange fees increased $23,000 to $904,000 first nine months of 2016 compared to $881,000 for the same period in 2015.
The Bank holds stock from the Federal Home Loan Bank of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $4,823,000 in FHLB stock.  We received dividends totaling $314,000 in the nine months ended September 30, 2016, compared to $474,000 for the same period in 2015.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $995,000 or 3.68% to $28,008,000 for the nine months ended September 30, 2016, compared to $27,013,000 for the nine months ended September 30, 2015.  The net increase in 2016 was a result of increases in salaries and employee benefits of $832,000, acquisition and integration expenses of $515,000, data processing expenses of $283,000, directors’ expenses of $158,000, and ATM/Debit card expenses of $58,000, partially offset by decreases in regulatory assessments of $352,000, professional services of $241,000, Internet banking expenses of $44,000, occupancy and equipment expenses of $11,000, license and maintenance contracts of $4,000, and other non-interest expenses of $18,000
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 68.65% for the first nine months of 2016 compared to 69.93% for the nine months ended September 30, 2015.
Salaries and employee benefits increased $832,000 or 5.38% to $16,304,000 for the first nine months of 2016 compared to $15,472,000 for the nine months ended September 30, 2015.  Full time equivalent employees were 268 at September 30, 2016, compared to 270 at September 30, 2015. The increase of salaries and employee benefits in 2016 as compared to the same period in 2015 is a result of higher overall salary and benefit expenses. However, direct loan origination costs including salaries and employee benefits, which are capitalized and expensed as an adjustment to interest and fees on loans increased during the nine months ended September 30, 2016.
Occupancy and equipment expense decreased $11,000 or 0.31% to $3,511,000 for the nine months ended September 30, 2016 compared to $3,522,000 for the nine months ended September 30, 2015. The Company made no changes in its depreciation expense methodology. The Company incurred exit expenses of approximately $146,000 related to the closure of the Sunnyside Branch during the nine months ended September 30, 2016.
Data processing expense increased to $1,145,000 for the nine month period ended September 30, 2016 compared to $862,000 for the same period in 2015. The first nine months of 2016 included higher expenses from transitioning to a new provider for data transmission.
Regulatory assessments decreased to $469,000 for the nine month period ended September 30, 2016 compared to $821,000 for the same period in 2015.  The assessment base for calculating the amount owed is average assets minus average tangible equity. The higher assessment rate in 2015 which was a result of changes in credit quality ratios used in determining the assessment rate along with higher average assets. In addition, beginning in the third quarter of 2016, the FDIC approved a final rule revising DIF assessment formulas which will result in lower assessments for the Company. The assessments are expected to drop by an average of approximately one-third.
Professional services decreased by $241,000 in the first nine months of 2016 due to lower legal and consulting fees. Other categories of non-interest expenses decreased $18,000 or 0.66% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2016		2015
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$175	0.02%	$211	0.02%
Amortization of software	197	0.02%	174	0.02%
Postage	151	0.02%	158	0.02%
Risk management expense	113	0.01%	121	0.01%
Personnel other	134	0.01%	128	0.01%
Armored courier fees	165	0.02%	163	0.02%
Credit card expense	142	0.01%	96	0.01%
Telephone	283	0.03%	209	0.02%
Donations	133	0.01%	134	0.01%
Education/training	115	0.01%	113	0.01%
General insurance	111	0.01%	112	0.01%
Operating losses	67	0.01%	35	—%
Other	933	0.10%	1,083	0.12%
Total other non-interest expense	$2,719	0.28%	$2,737	0.30%

Provision for Income Taxes

Our effective income tax rate was 30.14% for the nine months ended September 30, 2016 compared to 19.65% for the nine months ended September 30, 2015. The Company reported an income tax provision of $5,426,000 for the nine months ended September 30, 2016, compared to $1,971,000 for the nine months ended September 30, 2015.  The increase in the effective tax rate during 2016 was primarily due to an increase in pre-tax income while permanent tax adjustments in 2016 remained consistent with the 2015 amounts. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of September 30, 2016 and December 31, 2015, the reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California was $301,000 and $286,000, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

Net Income for the Third Quarter of 2016 Compared to the Third Quarter of 2015:

Net income was $3,114,000 for the quarter ended September 30, 2016 compared to $2,517,000 for the quarter ended September 30, 2015.  Basic earnings per share was $0.28 for the quarter ended September 30, 2016 compared to $0.23 for the same period in 2015. Diluted earnings per share was $0.28 for the quarter ended September 30, 2016 compared to $0.23 for the same period in 2015  Annualized ROE was 8.01% for the quarter ended September 30, 2016 compared to 7.47% for the quarter ended September 30, 2015.  Annualized ROA for the three months ended September 30, 2016 was 0.96% compared to 0.82% for the quarter ended September 30, 2015.

The increase in net income for the quarter ended September 30, 2016 compared to the same period in the prior year was primarily due to a decrease in provision for credit losses, an increase in net interest income, and an increase in non-interest income, partially offset by an increase in non-interest expense, and an increase in the provision for income taxes. The Company recorded $1,000,000 reverse provision for credit losses during the third quarter of 2016 compared to provision for credit losses of $100,000 during the same period in 2015. Non-interest income increased primarily due to an increase of $286,000 in net realized gains on sales and calls of investment securities, an increase in service charges of $43,000, and an increase in interchange fees of $15,000, partially offset by a decrease in Federal Home Loan Bank dividends of $10,000, a decrease in appreciation in cash surrender value of bank-owned life insurance of $11,000, and a decrease in other income of $16,000.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$54,618	$71	0.52%	$60,569	$49	0.32%
Securities
Taxable securities	313,769	1,500	1.91%	285,655	1,234	1.73%
Non-taxable securities (1)	191,866	2,397	5.00%	181,233	2,413	5.33%
Total investment securities	505,635	3,897	3.08%	466,888	3,647	3.12%
Federal funds sold	74	—	0.50%	249	—	0.25%
Total securities and interest-earning deposits	560,327	3,968	2.83%	527,706	3,696	2.80%
Loans (2) (3)	622,955	8,112	5.18%	593,395	7,747	5.18%
Federal Home Loan Bank stock	4,823	110	9.07%	4,823	120	9.87%
Total interest-earning assets	1,188,105	$12,190	4.10%	1,125,924	$11,563	4.11%
Allowance for credit losses	(9,982)			(8,857)
Non-accrual loans	1,329			4,333
Other real estate owned	150			—
Cash and due from banks	23,262			24,482
Bank premises and equipment	8,801			9,517
Other non-earning assets	85,542			75,288
Total average assets	$1,297,207			$1,230,687
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$327,124	$86	0.10%	$300,076	$71	0.09%
Money market accounts	249,355	34	0.05%	223,912	37	0.07%
Time certificates of deposit, under $100,000	44,708	40	0.36%	52,765	47	0.35%
Time certificates of deposit, $100,000 and over	83,893	80	0.38%	96,520	91	0.37%
Total interest-bearing deposits	705,080	240	0.14%	673,273	246	0.14%
Other borrowed funds	5,155	30	2.33%	5,155	25	1.90%
Total interest-bearing liabilities	710,235	$270	0.15%	678,428	$271	0.16%
Non-interest bearing demand deposits	412,043			401,385
Other liabilities	19,334			16,165
Shareholders’ equity	155,595			134,709
Total average liabilities and shareholders’ equity	$1,297,207			$1,230,687
Interest income and rate earned on average earning assets		$12,190	4.10%		$11,563	4.11%
Interest expense and interest cost related to average interest-bearing liabilities		270	0.15%		271	0.16%
Net interest income and net interest margin (4)		$11,920	4.01%		$11,292	4.01%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $815 and $820 in 2016 and 2015, respectively.

(2)	Loan interest income includes loan (costs) fees of $(53) in 2016 and $(54) in 2015

(3)	Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended September 30, 2016 and 2015
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(4)	$26	$22
Investment securities:
Taxable	121	145	266
Non-taxable (1)	141	(157)	(16)
Total investment securities	262	(12)	250
Federal funds sold	—	—	—
Loans	385	(20)	365
FHLB Stock	—	(10)	(10)
Total earning assets (1)	643	(16)	627
Interest expense:
Deposits:
Savings, NOW and MMA	11	1	12
Certificates of deposit under $100,000	(7)	—	(7)
Certificates of deposit $100,000 and over	(11)	—	(11)
Total interest-bearing deposits	(7)	1	(6)
Other borrowed funds	—	5	5
Total interest bearing liabilities	(7)	6	(1)
Net interest income (1)	$650	$(22)	$628

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $365,000 or 4.71% to $8,112,000 for the third quarter of 2016 compared to $7,747,000 for the same period in 2015.  Average total loans, including nonaccrual loans, for the third quarter of 2016 increased $26,556,000 or 4.44% to $624,284,000 compared to $597,728,000 for the same period in 2015.  Yield on the loan portfolio was 5.18% and 5.18% for the third quarters ending September 30, 2016 and 2015, respectively.  Net interest income during the third quarters of 2016 and 2015 benefited by approximately $10,000 and $49,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 28.68% of net interest income for the third quarter of 2016 compared to 27.78% for the same quarter in 2015. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $277,000 in the third quarter of 2016 to $3,153,000 compared to $2,876,000, for the same period in 2015.  The yield on average investments increased 3 basis points to 2.83% on a fully tax equivalent basis for the third quarter of 2016 compared to 2.80% on a fully tax equivalent basis for the third quarter of 2015. Average total investments for the third quarter of 2016 increased $32,621,000 or 6.18% to $560,327,000 compared to $527,706,000 for the third quarter of 2015.

Total interest income for the third quarter of 2016 increased $642,000 or 6.04% to $11,265,000 compared to $10,623,000 for the third quarter ended September 30, 2015.  The yield on interest earning assets decreased to 4.10% on a fully tax equivalent basis for the third quarter ended September 30, 2016 from 4.11% on a fully tax equivalent basis for the third quarter ended September 30, 2015.  Average interest earning assets increased to $1,188,105,000 for the third quarter ended September 30, 2016 compared to $1,125,924,000 for the third quarter ended September 30, 2015.  The $62,181,000 increase in average earning assets can be attributed to the $29,560,000 increase in average loans, and the $32,621,000 increase in total investments.

Interest expense on deposits for the quarter ended September 30, 2016 decreased $6,000 or 2.44% to $240,000 compared to $246,000 for the quarter ended September 30, 2015.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.09% for the quarter ended September 30, 2016 compared to 0.09% for the same period in 2015.  Average interest bearing deposits increased 4.72% or $31,807,000 comparing the third quarter of 2016 to the same period in 2015.  Average interest-bearing deposits were $705,080,000 for the quarter ended September 30, 2016, with an effective rate paid of 0.14%, compared to $673,273,000 for the same period in 2015, with an effective rate paid of 0.14%.

Average other borrowed funds totaled $5,155,000 for the quarters ended September 30, 2016 and 2015, with an effective rate of 2.33% for the quarter ended September 30, 2016 compared to 1.90% for the quarter ended September 30, 2015.  As a result, interest expense on borrowed funds increased $5,000 to $30,000 for the quarter ended September 30, 2016, from $25,000 for the quarter ended September 30, 2015.  Other borrowings are comprised entirely of junior subordinated deferrable interest debentures. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 2.28% and 1.88% at September 30, 2016 and 2015, respectively.  See the section on Financial Condition for more detail.

The cost of our interest bearing liabilities was 0.15% and 0.16% for the quarters ended September 30, 2016 and September 30, 2015, respectively.  The cost of total deposits was 0.09% for the quarter ended September 30, 2016 compared to 0.09% for quarter ended September 30, 2015.  Average non-interest bearing demand deposits increased 2.66% to $412,043,000 in 2016 compared to $401,385,000 for 2015.  The ratio of average non-interest bearing demand deposits to average total deposits was 36.88% in the third quarter of 2016 compared to 37.35% for 2015.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2016, increased $643,000 or 6.21% to $10,995,000 compared to $10,352,000 for the quarter ended September 30, 2015.  The increase was due to the increase in average interest earning assets, asset mix changes, partially offset by an increase in average interest-bearing liabilities. Our net interest margin remained unchanged.  Average interest earning assets were $1,188,105,000 for the three months ended September 30, 2016, with a net interest margin (fully tax equivalent basis) of 4.01% compared to $1,125,924,000 with a net interest margin (fully tax equivalent basis) of 4.01% for the quarter ended September 30, 2015.  The $62,181,000 increase in average earning assets can be attributed to a $26,556,000 increase in loans, and the $32,621,000 increase in total investments.  Average interest bearing liabilities increased 4.69% to $710,235,000 for the three months ended September 30, 2016 compared to $678,428,000 for the same period in 2015.

Provision for Credit Losses

The Company recorded a $1,000,000 reverse provision for credit losses during the third quarter of 2016 compared to a provision for credit losses of $100,000 during the same period of 2015. The decision to record the provision adjustments to the allowance for credit losses in either period is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.27)% for the quarter ended September 30, 2016 compared to (0.19)% for the quarter ended September 30, 2015.  During the quarter ended September 30, 2016, the Company had recoveries totaling $427,000 compared to net recoveries of $279,000 for the same period in 2015. Gross recoveries of previously charged off loan balances during the quarters ended September 30, 2016 and 2015 were $957,000 and $312,000, respectively. Gross charge-offs during the quarters ended September 30, 2016 and 2015 were $530,000 and $33,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income is comprised primarily of customer service charges, loan placement fees and other service fees, net gains on sales of investments and assets, FHLB stock dividends, and other income.  Non-interest income was $2,135,000 for the quarter ended September 30, 2016 compared to $1,722,000 for the same period ended September 30, 2015.  The $413,000 or 23.98% increase in non-interest income for the quarter ended September 30, 2016 was primarily due to a $286,000 increase in net realized gains on sales and calls of investment securities, a $43,000 increase in service charge income, and a $15,000 increase in interchange fees, partially offset by a $10,000 decrease in Federal Home Loan Bank dividends, and a $11,000 decrease in appreciation in cash surrender value of bank-owned life insurance.

Customer service charges increased $43,000 or 6.14% to $743,000 for the third quarter of 2016 compared to $700,000 for the same period in 2015, due primarily to a decrease in overdraft and analysis fee income.  Other income decreased $16,000 or 7.21% to $206,000 for the third quarter of 2016 compared to $222,000 for the same period in 2015.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $627,000 or 6.95% to $9,655,000 for the quarter ended September 30, 2016 compared to $9,028,000 for the same period in 2015. Consistent with the changes discussed above for the nine-month periods, the net increase quarter over quarter was a result of increases in salaries and employee benefits of $354,000, increases in acquisition and integration expenses of $363,000, increases in data processing expenses of $103,000, increases in ATM/Debit card expenses of $14,000, and increases in Internet banking of $3,000, partially offset by, decreases in occupancy and equipment of $80,000, decreases in regulatory assessments of $89,000, and decreases in professional fees of $49,000.

The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (excluding net gains from sales of securities and assets and gains on collection of insurance proceeds), increased to 70.41% for the third quarter of 2016 compared to 69.36% for the third quarter of 2015.

Salaries and employee benefits increased $354,000 or 6.74% to $5,608,000 for the third quarter of 2016 compared to $5,254,000 for the third quarter of 2015.  The increase in salaries and employee benefits for the third quarter of 2016 can be attributed to a higher incentive expenses and deferred compensation interest expense. The number of full time equivalent employees as of September 30, 2016, December 31, 2015 and September 30, 2015 was 270, 273, and 271, respectively. The salaries and employee benefits increase can also be attributed to higher 401K match expense, higher profit sharing accrual expense, higher compensation expense related to restricted stock issues, offset by lower health insurance expense, and higher loan origination costs recognized.

Other non-interest expenses included increases of $32,000 in credit card processing expenses, $18,000 in education/training expenses, $14,000 in appraisal expenses,$14,000 in donations, and $2,000 in armored courier expense, partially offset by decreases of $13,000 in telephone expenses, $4,000 in postage fees, $2,000 in check printing expense, and $2,000 in software amortization, as compared to the same period in 2015.

Provision for Income Taxes

The effective income tax rate was 30.41% for the third quarter of 2016 compared to 14.56% for the same period in 2015.  Provision for income taxes totaled $1,361,000 and $429,000 for the quarters ended September 30, 2016 and 2015, respectively.  The increase in the effective tax rate is due primarily to an increase in pre-tax income while permanent tax adjustments in 2016 remained consistent with the 2015 amounts.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2016 compared to December 31, 2015.

Total assets were $1,307,775,000 as of September 30, 2016, compared to $1,276,736,000 as of December 31, 2015, an increase of 2.43% or $31,039,000.  Total gross loans were $629,827,000 as of September 30, 2016, compared to $598,111,000 as of December 31, 2015, an increase of $31,716,000 or 5.30%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 1.32% or $7,665,000 to $572,879,000.  Total deposits increased 1.01% or $11,230,000 to $1,127,497,000 as of September 30, 2016, compared to $1,116,267,000 as of December 31, 2015.  Shareholders’ equity increased $16,999,000 or 12.20% to $156,322,000 as of September 30, 2016, compared to $139,323,000 as of December 31, 2015. The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid and an increase in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities was $18,801,000 as of September 30, 2016, compared to $15,991,000 as of December 31, 2015, an increase of $2,810,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2016, investment securities with a fair value of $110,723,000, or 20.09% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at September 30, 2016 was 55.86% compared to 53.58% at December 31, 2015.  The loan to deposit ratio of our peers was 75.73% at December 31, 2015.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 1.32% or $7,665,000 to $572,879,000 at September 30, 2016, from $580,544,000 at December 31, 2015.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $18,031,000 at September 30, 2016, compared to a net unrealized gain of $7,474,000 at December 31, 2015.
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

Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2016 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2016 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that $136,000 credit related impairment existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the nine months ended September 30, 2016.
At September 30, 2016, the Company held 17 U.S. Government agency securities, of which 6 were in a loss position for less than 12 months and two was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.
At September 30, 2016, the Company held 158 obligations of states and political subdivision securities of which 13 were in a loss position for less than 12 months and none were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.
At September 30, 2016, the Company held 168 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 28 were in a loss position for less than 12 months and 11 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.
At September 30, 2016, the Company had a total of 16 PLRMBS with a remaining principal balance of $1,895,000 and a net unrealized gain of approximately $1,064,000.  11 of these PLRMBS with a remaining principal balance of $1,711,000 had credit ratings below investment grade.  None of these securities was recorded with an unrealized loss at September 30, 2016. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary. No credit related OTTI charges related to PLRMBS were recorded during the nine month period ended September 30, 2016.
At September 30, 2016, the Company had one mutual fund equity investment which had an unrealized gain at September 30, 2016.
See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $31,716,000 or 5.30% to $629,827,000 as of September 30, 2016, compared to $598,111,000 as of December 31, 2015. The table below includes loans acquired at fair value on July 1, 2013 with outstanding balances of $50,568,000 and $62,395,000 as of September 30, 2016 and December 31, 2015, respectively.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	September 30, 2016	% of Total Loans	December 31, 2015	% of Total Loans
Commercial:
Commercial and industrial	$89,037	14.1%	$102,197	17.1%
Agricultural land and production	25,600	4.1%	30,472	5.1%
Total commercial	114,637	18.2%	132,669	22.2%
Real estate:
Owner occupied	169,455	26.9%	168,910	28.2%
Real estate construction and other land loans	42,639	6.8%	38,685	6.5%
Commercial real estate	129,691	20.6%	117,244	19.6%
Agricultural real estate	96,101	15.3%	74,867	12.5%
Other real estate	11,873	1.9%	10,520	1.8%
Total real estate	449,759	71.5%	410,226	68.6%
Consumer:
Equity loans and lines of credit	40,693	6.5%	42,296	7.1%
Consumer and installment	23,765	3.8%	12,503	2.1%
Total consumer	64,458	10.3%	54,799	9.2%
Net deferred origination costs	973		417
Total gross loans	629,827	100.0%	598,111	100.0%
Allowance for credit losses	(9,299)		(9,610)
Total loans	$620,528		$588,501

As of September 30, 2016, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.2% of total loans, of which 18.2% were commercial and 78.0% were real-estate-related.  This level of concentration is consistent with 97.9% at December 31, 2015.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the nine or twelve months ended September 30, 2016 or December 31, 2015, respectively.
At September 30, 2016, loans acquired in the VCB acquisition had a balance of $50,568,000, of which $1,010,000 were commercial loans, $41,445,000 were real estate loans, and $8,113,000 were consumer loans. At December 31, 2015, loans acquired in the VCB acquisition had a balance of $62,395,000, of which $1,617,000 were commercial loans, $51,576,000 were real estate loans, and $9,202,000 were consumer loans.
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
At September 30, 2016, total nonperforming assets totaled $1,637,000, or 0.13% of total assets, compared to $2,413,000, or 0.19% of total assets at December 31, 2015.  Total nonperforming assets at September 30, 2016, included nonaccrual loans totaling $1,274,000, no OREO, and $363,000 repossessed assets. Nonperforming assets at December 31, 2015 consisted of $2,413,000 in nonaccrual loans, no OREO, and no repossessed assets. At September 30, 2016, we had one loan considered to be troubled debt restructurings (“TDRs”) totaling $20,000 which is included in nonaccrual loans compared to four TDRs totaling $1,337,000 at December 31, 2015. At September 30, 2016, the Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.
A summary of nonperforming loans at September 30, 2016 and December 31, 2015 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2016 or December 31, 2015.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial and industrial	$92	$—
Owner occupied	92	324
Real estate construction and other land loans	166	—
Commercial real estate	529	567
Equity loans and lines of credit	368	172
Consumer and installment	7	13
Troubled debt restructured loans (non-accruing):
Commercial and industrial	—	29
Owner occupied	20	23
Equity loans and lines of credit	—	1,285
Total nonaccrual	1,274	2,413
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$1,274	$2,413
Nonperforming loans to total loans	0.20%	0.40%
Ratio of allowance for credit losses to nonperforming loans	729.9%	398.3%
Loans considered to be impaired	$4,406	$6,699
Related allowance for credit losses on impaired loans	$192	$164

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2016 and December 31, 2015, we had impaired loans totaling $4,406,000 and $6,699,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in nonaccrual loans for the first nine months of 2016.

(In thousands)	Balance, December 31, 2015	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, September 30, 2016
Nonaccrual loans:
Commercial and industrial	$—	$1,185	$(279)	$(321)	$—	$(493)	$92
Real estate	891	263	(367)	—	—	—	787
Equity loans and lines of credit	172	373	(80)	—	—	(97)	368
Consumer	13	60	(6)	(42)	—	(18)	7
Restructured loans (non-accruing):
Commercial and industrial	29	—	(29)	—	—	—	—
Real estate	23	—	(3)	—	—	—	20
Equity loans and lines of credit	1,285	—	(1,285)	—	—	—	—
Total nonaccrual	$2,413	$1,881	$(2,049)	$(363)	$—	$(608)	$1,274

The following table provides a summary of the change in the OREO balance for the nine months ended September 30, 2016 and September 30, 2015:

	For the Nine Months Ended September 30,
(In thousands)	2016	2015
Beginning balance	$—	$—
Additions	—	227
1st lien assumed	—	121
Dispositions	—	(359)
Write-downs	—	—
Net gain on disposition	—	11
Ending balance	$—	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at September 30, 2016 or December 31, 2015. The Company recorded $363,000 in repossessed assets at September 30, 2016 versus none at December 31, 2015.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2015
Balance, beginning of period	$9,610	8,308	8,308
(Reversal) Provision charged to operations	(5,850)	600	600
Losses charged to allowance	(647)	(961)	(803)
Recoveries	6,186	1,663	988
Balance, end of period	$9,299	$9,610	$9,093
Allowance for credit losses to total loans at end of period	1.48%	1.61%	1.52%

As of September 30, 2016, the balance in the allowance for credit losses was $9,299,000 compared to $9,610,000 as of December 31, 2015.  The decrease was due to recording a reverse provision for credit losses, partially offset by net recoveries during the nine months ended September 30, 2016.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $223,393,000 as of September 30, 2016, compared to $217,166,000 as of December 31, 2015.  At September 30, 2016 and December 31, 2015, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $125,000 and $150,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of September 30, 2016, the allowance for credit losses was 1.48% of total gross loans compared to 1.61% as of December 31, 2015.  Total loans included VCB loans that were recorded at fair value in connection with the acquisition, which stood at $50,568,000 at September 30, 2016 and $62,395,000 at December 31, 2015. Excluding these VCB loans from the calculation, the allowance for credit losses to total gross loans was 1.61% and 1.79% as of September 30, 2016 and December 31, 2015, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.59% and 1.79%, respectively. The loan portfolio acquired in the VCB merger was booked at fair value and no associated allocation in the allowance for credit losses.  The size of the fair value discount on the VCB loans remains adequate for all non-impaired acquired loans; therefore, there is no associated allowance for credit losses for the remaining loans acquired from VCB.
The Company’s loan portfolio balances in 2016 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the allowance for credit losses modeling and the changes in other factors, management determined that the allowance for credit losses was appropriate as of September 30, 2016.
Non-performing loans totaled $1,274,000 as of September 30, 2016, and $2,413,000 as of December 31, 2015.  The allowance for credit losses as a percentage of nonperforming loans was 729.91% and 398.26% as of September 30, 2016 and December 31, 2015, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at September 30, 2016 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period. The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$1,030	0.16%	$955	0.16%	$4,221	0.70%
Past due loans	135	0.02%	302	0.05%	1,335	0.22%
Nonaccrual loans	1,274	0.20%	2,413	0.40%	2,494	0.42%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2016, was $29,917,000 consisting of $14,643,000, $8,934,000 and $6,340,000 representing the excess of the cost of Service 1st, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2016 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2016.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the acquisition of Service 1st in 2008 of $1,400,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of seven to ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2016 was $922,000, net of $1,843,000 in accumulated amortization expense.  The carrying value at December 31, 2015 was $1,024,000, net of $1,741,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of 2016.  Amortization expense recognized was $102,000 and $253,000 for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively. The Service 1st Bancorp core deposit became fully amortized in the fourth quarter of 2015.

The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2016	$34
2017	137
2018	137
2019	137
2020	137
Thereafter	340
$922

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits increased $11,230,000 or 1.01% to $1,127,497,000 as of September 30, 2016, compared to $1,116,267,000 as of December 31, 2015, due to recurring seasonal patterns.  Interest-bearing deposits increased $16,820,000 or 2.45% to $704,314,000 as of September 30, 2016, compared to $687,494,000 as of December 31, 2015.  Non-interest bearing deposits decreased $5,590,000 or 1.30% to $423,183,000 as of September 30, 2016, compared to $428,773,000 as of December 31, 2015.  Average non-interest bearing deposits to average total deposits was 36.86% for the nine months ended September 30, 2016 compared to 36.23% for the same period in 2015.
The composition of the deposits and average interest rates paid at September 30, 2016 and December 31, 2015 is summarized in the table below.

(Dollars in thousands)	September 30, 2016	% of Total Deposits	Average Effective Rate	December 31, 2015	% of Total Deposits	Average Effective Rate
NOW accounts	$235,427	21.0%	0.12%	$227,167	20.4%	0.10%
MMA accounts	247,050	21.9%	0.05%	239,241	21.4%	0.06%
Time deposits	127,721	11.3%	0.37%	139,703	12.5%	0.37%
Savings deposits	94,116	8.3%	0.03%	81,383	7.3%	0.04%
Total interest-bearing	704,314	62.5%	0.13%	687,494	61.6%	0.14%
Non-interest bearing	423,183	37.5%		428,773	38.4%
Total deposits	$1,127,497	100.0%		$1,116,267	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of September 30, 2016 or December 31, 2015. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.
The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2016, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 2.28% and 1.88% at September 30, 2016 and 2015, respectively. Interest expense recognized by the Company for the nine months ended September 30, 2016 and 2015 was $88,000 and $73,000 respectively.

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
Our shareholders’ equity was $156,322,000 as of September 30, 2016, compared to $139,323,000 as of December 31, 2015.  The increase in shareholders’ equity is the result of increase in retained earnings from net income of $12,575,000, an increase in accumulated other comprehensive income (AOCI) of $5,988,000, exercise of stock options, including the related tax benefit of $226,000, and the effect of share based compensation expense of $196,000, offset by common stock cash dividends of $1,986,000.
During the first nine months of 2016, the Company declared and paid $1,986,000 in cash dividends ($0.18 per common share) to holders of common stock approved by the Company’s Board of Directors. The Company declared and paid a total of $1,979,000 in cash dividends ($0.18 per common share) to holders of common stock during the year ended December 31, 2015. During the first nine months of 2016, the Bank declared and paid cash dividends to the Company of $13,010,000 in connection with the cash dividends and preparation of the merger approved by the Company’s Board of Directors. The Company would not declare any dividend that, subsequent to payment, would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.
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

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act.  Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased in basis to all banking organizations, including the Company and the Bank.  Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. For September 30, 2016, the capital conservation buffer required is 0.625%. The additional “countercyclical capital buffer” is also required for larger and more complex institutions.  The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015.  The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, would be phased in through 2019.  The implementation of the Basel III framework commenced on January 1, 2015.  As of September 30, 2016 and December 31, 2015, the Company and the Bank met or exceeded all of their capital requirements inclusive of the capital buffer.
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$117,061	9.35%	$105,825	8.65%
Minimum regulatory requirement	$50,072	4.00%	$48,950	4.00%
Central Valley Community Bank	$105,044	8.40%	$104,878	8.58%
Minimum requirement for “Well-Capitalized” institution	$62,563	5.00%	$61,148	5.00%
Minimum regulatory requirement	$50,050	4.00%	$48,918	4.00%
Common Equity Tier 1 Ratio
Central Valley Community Bancorp and Subsidiary	$113,488	13.80%	103,152	13.44%
Minimum regulatory requirement	$37,061	4.50%	34,650	4.50%
Central Valley Community Bank	$105,044	12.93%	104,878	13.67%
Minimum requirement for “Well-Capitalized” institution	$52,889	6.50%	50,017	6.50%
Minimum regulatory requirement	$36,616	4.50%	34,627	4.50%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$117,061	14.24%	$105,825	13.79%
Minimum regulatory requirement	$49,415	6.00%	$46,200	6.00%
Central Valley Community Bank	$105,044	12.93%	$104,878	13.67%
Minimum requirement for “Well-Capitalized” institution	$65,094	8.00%	$61,560	8.00%
Minimum regulatory requirement	$48,821	6.00%	$46,170	6.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$126,565	15.39%	$115,466	15.04%
Minimum regulatory requirement	$65,887	8.00%	$61,601	8.00%
Central Valley Community Bank	$114,548	14.10%	$114,513	14.93%
Minimum requirement for “Well-Capitalized” institution	$81,368	10.00%	$76,949	10.00%
Minimum regulatory requirement	$65,094	8.00%	$61,560	8.00%

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2016, the Company had unpledged securities totaling $440,352,000 available as a secondary source of liquidity and total cash and cash equivalents of $45,078,000.  Cash and cash equivalents at September 30, 2016 decreased 52.36% compared to December 31, 2015.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.
As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2016, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $322,592,000 in unused FHLB advances and a $9,724,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2016, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2016 and December 31, 2015:

Credit Lines (In thousands)	September 30, 2016	December 31, 2015
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$322,592	$308,356
Balance outstanding	$—	$—
Collateral pledged	$173,769	$215,223
Fair value of collateral	$173,832	$215,307
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$9,724	$2,328
Balance outstanding	$—	$—
Collateral pledged	$2,468	$2,578
Fair value of collateral	$2,514	$2,598

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
There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Central Valley Community Bancorp

Date: November 8, 2016	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: November 8, 2016	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (1)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (1)

(1)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.