Form 10-K
period 2016-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2017-03-29
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
[None]
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, no par value	NASDAQ Capital Market
[EXCHANGE]
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $123,746,000 based on the price at which the stock was last sold on June 30, 2016.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 13, 2017
[Common Stock, No par value]	12,195,460	shares
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Shareholders to be held on May 18, 2017 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2016

PART I

ITEM 1 -	DESCRIPTION OF BUSINESS

General

Central Valley Community Bancorp (the Company) was incorporated on February 7, 2000 as a California corporation, for the purpose of becoming the holding company for Central Valley Community Bank (the Bank), formerly known as Clovis Community Bank, a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company made a decision in the first half of 2002 to change the name of its one subsidiary, Clovis Community Bank, to Central Valley Community Bank. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Board of Governors).
At December 31, 2016, we had one banking subsidiary, the Bank.  The Bank is a multi-community bank that offers a full range of commercial banking services to small and medium size businesses, and their owners, managers and employees in the central valley area of California.  We serve eight contiguous counties in California’s central valley including Fresno County, El Dorado County, Madera County, Merced County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas through the Bank.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to us refer to the Company and the Bank on a consolidated basis.  At December 31, 2016, we had consolidated total assets of approximately $1,443,323,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
Effective October 1, 2016, the Company and Sierra Vista Bank (SVB) completed a merger under which Sierra Vista Bank, with three full-service offices, located in Folsom and Fair Oaks (Sacramento County) and Cameron Park (El Dorado County), merged with and into the Bank. The Bank is regulated by the California Department of Business Oversight and its primary Federal regulator is the FDIC.
As of March 1, 2017, we had a total of 319 employees and 287 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 22 full-service banking offices in Cameron Park, Clovis, Exeter, Fair Oaks, Folsom, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Sacramento, Stockton, Tracy, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and provides safe deposit boxes and other customary banking services.  The Bank also has offered Internet banking since 2000.  Internet banking consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, and Tulare counties was 4.82% in 2016 compared to 4.76% in 2015 based on FDIC deposit market share information published as of June 30, 2016. Our total market share in the other counties we operate in (El Dorado, Merced, San Joaquin, Sacramento, and Stanislaus), was less than 1.00% in 2016. At December 31, 2016, we had total loans of $756,628,000.  Total commercial and industrial loans outstanding were $88,652,000, total agricultural land and production loans outstanding were $25,509,000, total real estate construction and other land loans outstanding were $69,200,000; total other real estate loans outstanding were $481,596,000, total equity loans and lines of credit were $64,494,000 and total consumer installment loans outstanding were $25,910,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment.
In 2005, the Company acquired the Bank of Madera County (BMC) and its two branches in Madera and Oakhurst, California.
In 2008, the Company acquired Service 1st and its banking subsidiary, S1 Bank, adding three branches located in Tracy, Stockton and Lodi, California.
In 2009, we opened a new full service office in Merced, California and relocated our Oakhurst office to a new smaller facility in a more desirable location.

In 2010, the Company expanded the existing Modesto loan production office opened in 2007, to a larger full-service branch.
In 2013, the Company acquired Visalia Community Bank, adding four branches located in Exeter and Visalia, California.
In 2016, the Company acquired Sierra Vista Bank, adding three branches located in Folsom, Fair Oaks and Cameron Park, California.
As opposed to acquisition, opening new branches provides the Company with opportunities to expand its loan and deposit base; however, based on past experience, management expects these new offices may initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates opening new branches in the future. In February 2017, the Bank established the Real Estate and Agribusiness Center Branch in Fresno, California. The Bank’s private banking office in Gold River, California will be closed in late April, 2017 and will open a full-service branch in Roseville, California the same weekend in April, 2017. After extensive analysis combined with the rising popularity of online and mobile banking trends, the Company chose to consolidate the Sunnyside office into our Fresno Downtown office in April 2016.
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
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to the overall business of the Company.  However, at December 31, 2016 approximately 81.4% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 15.1% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, our business activities currently are mainly concentrated in Fresno, El Dorado, Madera, Merced, Sacramento, San Joaquin, Stanislaus, and Tulare Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, droughts, and floods in this region, or as a result of energy shortages in California.
Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would not have a material adverse effect on our business.

Competition

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
In Fresno and Madera Counties, in addition to our 10 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2016 there were 144 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2016 FDIC Summary of Deposits report indicated the Company had 4.88% of the total deposits held by all depositories in Fresno County and 8.08% in Madera County.  In San Joaquin County, in addition to our three full service branch locations, as of June 30, 2016 there were 101 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2016 report indicated the Company had 1.57% of total deposits held by all depositories in San Joaquin County. In Merced County, in addition to our one branch, as of June 30, 2016 there were 30 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our three branches, as of June 30, 2016 there were 223 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 88 operating banking and credit union offices in our primary service area. In Tulare County, in addition to our four branches there were 54 operating banking and credit union offices in our primary service area. In El Dorado County, in addition to our one branch, there were 39 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
By virtue of their greater total capitalization, larger banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2016, the Bank’s legal lending limits to individual customers were $19,561,000 for unsecured loans and $32,601,000 for unsecured and secured loans combined. As of December 31, 2016 the Bank’s lending commitments in excess of $6.5 million to 21 borrowers are summarized in the table below.

	Loans Outstanding	Loan Commitments
(Dollars in thousands)		Secured	Unsecured	Total
Loans	$197,716	$170,085	$58,020	$228,105
Number of loans		60	26	86

For borrowers desiring loans in excess of the Bank’s lending limits, the Bank seeks to make such loans on a participation basis with other financial institutions. Banks also compete with money market funds and other money market instruments, which are not subject to interest rate ceilings.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software.  Competition for deposit and loan products remains strong, from both banking and non-banking firms, and affects the rates of those products as well as the terms on which they are offered to customers.
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

Supervision and Regulation

GENERAL

The banking and financial services businesses in which we engage are extensively regulated under both federal and state law.  Such regulation is intended, among other things, to protect depositors whose deposits are insured by the FDIC and the banking system as a whole.  The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors, also influence the commercial banking business.  The Board of Governors implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions.  The actions of the Board of Governors in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  Indirectly such actions may also affect the ability of non-bank financial institutions to compete with the Bank.  The nature and impact of any future changes in monetary policies cannot be predicted.
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
Under the BHC Act, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident to banking.  Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company and currently have no plans to make a financial holding company election.
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
In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.  Transactions between affiliates are subject to Sections 23A and 23B of the Federal Reserve Act. Regulation W codifies interpretive guidance with respect to affiliate transactions. Subject to certain exceptions set forth in the Federal Reserve Act and Regulation W, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company, issue a guarantee, or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on a per affiliate basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate affiliate basis.  Such transactions must be on terms and conditions that are consistent with safe and sound banking practices and on terms that are not more favorable than those provided to a non-affiliate. A bank and its subsidiaries generally may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate.  Such restrictions also generally prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.
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
We are also a bank holding company within the meaning of Section 3700 of the California Financial Code.  As such, we and our subsidiaries are subject to examination by the California Department of Business Oversight (DBO).
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
Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to such insured depository institution.
Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. The Bank is eligible to accept brokered deposits without limitations.
Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes- Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans the Bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans the Bank makes to directors and other insiders must satisfy the following requirements:

•	the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Bank;

•	the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Bank; and

•	the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank.
Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the Bank board of directors with the interested director abstaining from voting.
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
Prior to January 1, 2015, the guidelines included a minimum required ratio of qualifying Tier 1 capital plus Tier 2 capital to total risk weighted assets of 8% or total risk-based capital ratio, and a minimum required ratio of Tier 1 capital to total risk weighted assets of 4% or Tier 1 risk-based capital ratio. The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for institutions having the highest regulatory rating, and 4% for all other institutions.
Tier 1 capital was generally defined as the sum of core capital elements, less goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions. The following items were defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interest in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements. Tier 2 capital included the following supplemental capital elements: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital was capped at 100% of Tier 1 capital.
As of December 31, 2016, the Company and the Bank’s regulatory capital ratios all exceeded regulatory requirements. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.
In July 2013, the federal bank regulators approved final rules, or the capital rules, implementing the Basel Committee’s December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of Dodd-Frank. The capital rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks compared to the previous risk-based capital rules. The capital rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. Subject to a phase-in period for various provisions, the capital rules became effective for the Company and Bank beginning on January 1, 2015.
The Basel III capital rules: (i) introduce a new capital measure called “common equity tier 1” and related regulatory capital ratio of common equity Tier 1 to risk-weighted assets: (ii) specify that Tier 1 capital consists of common equity Tier 1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to common equity Tier 1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Basel III capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated debt and a portion of the allowance for loan and lease losses, which in each case, are subject to the Basel III capital rules’ specific requirements. Under the Basel III capital rules, the following are the initial minimum capital ratios applicable to the Company and Bank as of January 1, 2015:
*    4.5% Common equity Tier 1 to risk-weighted assets;
*    6.0% Tier 1 capital (common equity Tier 1 plus Additional Tier 1 capital) to risk-weighted assets;
*    8.0% total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
*    4.0% Tier 1 leverage ratio
The Basel III capital rules also introduce a new “capital conversation buffer” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased-in on January 1, 2019, the Company and Bank will be required to maintain this additional capital conservation buffer of 2.5% of common equity Tier 1 resulting in the following minimum capital ratios:

*	4.5% Common equity Tier 1 to risk-weighted assets, plus the capital conversation buffer, or a minimum ratio of common equity Tier 1 to risk weighted assets of at least 7%;

*	6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer, or a minimum Tier 1 capital ratio of at least 8.5%;

*	8.0% Total capital to risk-weighted assets, plus the capital conservation buffer, or a minimum total capital ratio of at least 10.5%; and
*    4.0% Tier 1 leverage ratio
The Basel III capital rules provide for a number of deductions from and adjustments to common equity Tier 1. These include, for example, the requirement that: (i) mortgage servicing rights; (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from common equity Tier 1 to the extent that any one such category exceeds 10% of common equity Tier 1 or all such items, in the aggregate, exceed 15% of common equity Tier 1. Implementation of the deductions and other adjustments to common equity Tier 1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In addition, the Company and Bank made a one-time election as permitted under the Basel III capital rules to continue the current capital standards under which the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, unrealized gains or losses on securities held in the available-for-sale portfolio) under U.S. GAAP are excluded for the purposes of determining regulatory capital ratios. The Company and Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale securities portfolio.
The capital rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations. The capital rules adopt the same risk weightings for residential mortgages that existed under previous risk-based capital rules.
Based on existing capital levels at December 31, 2016 and 2015, the Company and Bank meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.  The regulatory capital guidelines as well as the actual capitalization, exclusive of the capital conservation buffer, for the Bank and the Company on a consolidated basis as of December 31, 2016 are as follows:

	Requirement		Actual
	Adequately Capitalized	For the Bank to be Well Capitalized	Bank	Company
Total risk-based capital ratio	8.00%	10.00%	13.57%	13.72%
Tier 1 risk-based capital ratio	6.00%	8.00%	12.59%	12.74%
Common equity Tier 1 ratio	4.50%	6.50%	12.59%	12.48%
Tier 1 leverage capital ratio	4.00%	5.00%	8.64%	8.75%

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
The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2016 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

OFFICE OF FOREIGN ASSETS CONTROL REGULATION

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

SAFEGUARDING OF CUSTOMER INFORMATION AND PRIVACY

The Federal Reserve and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with such requirements.
Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements . The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination.

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

CONSUMER FINANCIAL PROTECTION BUREAU

Dodd-Frank created a new, independent federal agency, the Consumer Financial Protection Bureau (CFPB), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
The consumer protection provisions of Dodd-Frank and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in Dodd-Frank, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, Dodd-Frank provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. Dodd-Frank does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

DEPOSIT INSURANCE

The FDIC is an independent federal agency that insures deposits up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures the Bank’s customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount was increased to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.
The Bank is subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by Dodd-Frank. However, financial institutions like the Bank with assets of less than $10 billion are exempted from the cost of this increase. The restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends when the DRR reaches 1.5% or greater.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of or market for our common stock.
In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation (“FICO”) bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The FICO assessment amount fluctuates quarterly, but was 0.00140% of average total assets less average tangible equity for the third quarter of 2016. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2016. Those assessments will continue until the Financing Corporation bonds mature in 2019.
The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

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

ADDITIONAL INFORMATION

Copies of the annual report on Form 10-K for the year ended December 31, 2016 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720. The Form 10-K is available on our website: www.cvcb.com.
Inquiries regarding Central Valley Community Bancorp’s accounting, internal controls or auditing concerns should be directed to Steven D. McDonald, chairman of the Board of Directors’ Audit Committee, at steve.mcdonald@cvcb.com or anonymously at www.ethicspoint.com or EthicsPoint, Inc. at 1-866-294-9588.
General inquiries about Central Valley Community Bancorp or Central Valley Community Bank should be directed to LeAnn Ruiz, Assistant Corporate Secretary at 1-800-298-1775.

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
The economic conditions in the United States in general and within California and in our operating markets suffered from the economic downturn of 2007 through 2010.  The availability of credit and consumer spending, real estate values, and consumer confidence have all been adversely affected by the economic downturn. Unemployment nationwide, in California, and in our operating markets increased significantly through this economic downturn. Although unemployment statistics have returned to more normal historical levels, there is no certainty that these levels will continue in the future.  The volatility of the capital markets and the credit, capital and liquidity problems confronting the U.S. financial system have not been resolved despite massive government expenditures and legislative efforts to stabilize the U.S. financial system.  While economic conditions have improved, the sustainability of the economic recovery remains uncertain.
The Bank conducts banking operations principally in California’s Central Valley.  As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in California’s Central Valley.  Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and adverse economic conditions could have a material adverse effect upon us.  In addition, the Central Valley remains largely dependent on agriculture.  A downturn in agriculture and agricultural related business could indirectly and adversely affect our results of operations and financial condition.
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
A tightening of the credit markets or any inability to obtain adequate funds for continued loan growth at an acceptable cost could adversely affect our asset growth and liquidity position and, therefore, our earnings capability.  In addition to core deposit growth, maturity of investment securities and loan and lease payments, we also rely on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of

San Francisco and the Federal Reserve Bank of San Francisco, and public time certificates of deposits.  Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets.  In the event such a disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit or potentially raise the cost of the funds available to us.

We have a concentration risk in real estate related loans.
At December 31, 2016, $615 million, or 81.40% of our total loan and lease portfolio, consisted of real estate related loans.  Substantially all of our real property collateral is located in our operating markets in the Central Valley in California.  In the past decade, deteriorating economic conditions in California and in our operating markets adversely affected commercial and residential real estate values; a return of such conditions could harm the performance of the Company’s real estate related loans, as could a continuing substantial decline in commercial and residential real estate values in our primary market areas as a result of natural disasters such as earthquakes, fires, drought, and floods.  Such a decline in values could have an adverse impact on us by limiting repayment of defaulted loans through sale of commercial and residential real estate collateral and by a likely increase in the number of defaulted loans to the extent that the financial condition of our borrowers is adversely affected by such a decline in values.  The adverse effects of the foregoing matters upon our real estate portfolio could necessitate a material increase in the provision for loan and lease losses.
In addition, banking regulators now give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market, and related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of commercial real estate loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Any increase in our allowance for loan losses would adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact our business, results of operations and financial condition

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.
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
At December 31, 2016, our non-performing loans and leases were 0.29% of total loans and leases compared to 0.40% at December 31, 2015, and 2.45% at December 31, 2014, and our non-performing assets (which include foreclosed real estate) were 0.18% of total assets compared to 0.19% at December 31, 2015.  The allowance for credit losses as a percentage of non-performing loans and leases was 427.80% as of December 31, 2016 compared to 398.26% at December 31, 2015.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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
We are unable to predict fluctuations of market interest rates, which are affected by the following factors outside our control:

•	inflation;

•	recession;

•	competition;

•	a rise in unemployment;

•	tightening money supply;

•	international disorder; and

•	instability in domestic and foreign financial markets.
Our asset/liability management strategy, which is designed to address the risk from changes in market interest rates and the shape of the yield curve, may not prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition. In recent years, we have shifted our mix of assets from consisting primarily of loans to a more balanced mix of loans and securities. The value of these securities is subject to interest rate risk, which we must monitor and manage successfully in order to prevent declines in value of these assets if interest rates rise in the future.
Additionally, increasing levels of competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Overnight Fed Funds rates) as well as increasing competition may require us to increase rates on deposits at a faster pace than the yield we receive on interest earning assets increases. The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, results of operations and financial condition as our net interest income (including the net interest spread and margin) may be negatively impacted.
Furthermore, a sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline borrowers tend to refinance higher-rate, fixed-rate loans to lower rates, prepaying their existing loans. Under those circumstances we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

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

Technology is continually changing and we must effectively implement new technologies.

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

If our information systems were to experience a system failure, our business and reputation could suffer.
We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to minimize service disruptions by protecting our computer equipment, systems, and network infrastructure from physical damage due to fire, power loss, telecommunications failure or a similar catastrophic event. We have protective measures in place to prevent or limit the effect of the failure or interruption of our information systems, and will continue to upgrade our security technology and update procedures to help prevent such events. However, if such failures or interruptions were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.
As a financial institution we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, on-line banking, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
Information pertaining to us and our customers is maintained and transactions are executed on the networks and systems of ours, our customers and certain of our third party partners, such as our online banking or core systems. The secure maintenance and transmission of confidential information as well as execution of transactions over these systems are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent, incidental, cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions as well as the technology used by our customers to access our systems. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our business, financial condition and results of operations.
More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

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
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business strategies. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time which are outside of our control, and our financial performance. We cannot be assured that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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
On February 7, 2011, the FDIC Board of Directors adopted the final rule, which redefined the deposit insurance assessment base as required by Dodd-Frank, and makes changes to assessment rates, implements Dodd-Frank’s Deposit Insurance Fund (DIF) dividend provisions, and revises the risk based assessment system for all large institutions.  The final rule redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity, defined as Tier 1 capital. The rule lowered overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base.  In 2016, the FDIC board of directors approved a final rule revising DIF assessment formulas for community banks with less than $10 billion in assets that have been FDIC-insured for at least five years. The revised method better reflects risks and helps ensure that banks that take on greater risks pay more for deposit insurance than their less risk counterparts. The method change is revenue-neutral meaning aggregate assessment revenue collected from established small banks is expected to be approximately the same as it would have been using the prior method. Assessments were expected to drop by an average of approximately one-third. The range of initial assessment rates for all institutions declines to between 3 cents and 30 cents per $100 of the assessment base from between 5 cents and 35 cents.

We have and in the future we may be required to recognize impairment with respect to investment securities, including the FHLB stock we hold.
Our securities portfolio contains whole loan private mortgage-backed securities and currently includes securities with unrecognized losses and securities that have been downgraded to below investment grade by national rating agencies.  We may continue to observe declines in the fair market value of these securities.  We evaluate the securities portfolio for any other-than-temporary impairment each reporting period, as required by generally accepted accounting principles. Numerous factors, including the lack of liquidity for re-sales of certain securities, the absence of reliable pricing information for securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our securities portfolio and results of operations in future periods. There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize further impairment charges with respect to these and other holdings.
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2016, we held stock in the FHLB totaling $5,594,000 as compared to our minimum required stock holding of $5,077,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB’s dividend paying practices will continue.  As of December 31, 2016, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
At December 31, 2016, we had approximately $40,231,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, Visalia Community Bank in July 2013, and Sierra Vista Bank in October 2016.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•	actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of our equity, equity-related or debt securities;

•	changes in the frequency or amount of dividends or share repurchases;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involves or affects us;

•	trading activities in our common stock, including short-selling;

•	domestic and international economic factors unrelated to our performance; and

•	general market conditions and, in particular, developments related to market conditions for the financial services industry.
A significant decline in our stock price could result in substantial losses for individual shareholders.

ITEM 1B -	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 -	DESCRIPTION OF PROPERTY.

The Company owns the property on which full-service branch offices are situated at the following California locations: the Clovis Main office in Clovis, the Foothill office in Prather, the Modesto office, the Kerman office, the Floral office in Visalia, and the Exeter office.
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

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY.  As of March 13, 2017, we had approximately 970 shareholders of record.
The following table shows the high and low sales prices for the common stock for each quarter as reported by The NASDAQ Stock Market and cash dividend payment for each quarter presented.

Common Stock Prices and Dividends

	Quarter 1 2015	Quarter 2 2015	Quarter 3 2015	Quarter 4 2015	Quarter 1 2016	Quarter 2 2016	Quarter 3 2016	Quarter 4 2016
High	$12.16	$12.35	$12.50	$12.50	$12.49	$14.64	$16.42	$20.00
Low	$9.55	$10.25	$10.66	$10.51	9.45	10.78	13.30	13.75
Dividends per share	$—	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

We paid common share cash dividends of $0.24 and $0.18 per share in 2016 and 2015, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 14 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors on a quarterly basis. It is Federal Reserve policy that bank holding companies generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Federal Reserve policy that bank holding companies not maintain dividend levels that undermine the holding company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the federal Prompt Corrective Action regulations, the Federal Reserve or the FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as undercapitalized.
As a holding company, our ability to pay cash dividends is affected by the ability of our bank subsidiary, to pay cash dividends. The ability of the Bank (and our ability) to pay cash dividends in the future and the amount of any such cash dividends is and could be in the future further influenced by bank regulatory requirements and approvals and capital guidelines.
The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.
The Company has outstanding trust preferred securities from special purpose trust and accompanying subordinated debt. The subordinated debt is senior to our shares of common stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. If the Company should ever defer such interest payments, we would be prohibited from declaring or paying any cash dividends on any shares of our common stock.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on the Bank to pay dividends to Company see “Item 1 - Business - Supervision and Regulation - Dividends.”
EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2016, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	202,215	(1)	$6.87	829,200	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	202,215		$6.87	829,200
(1)    Under the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan) and the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). During 2016, the Company issued 54,650 shares of restricted stock. During 2014, the Company entered into an agreement with an executive to issue $100,000 of restricted stock per year during each of 2015 and 2016 (based on then-prevailing market prices) from the 2005 Plan. At December 31, 2016, there were 93,501 shares of restricted stock issued and outstanding. See Note 15 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
(2)    Includes securities available for issuance of stock options and restricted stock.

No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2016 and 2015 from any of the Company’s stock based compensation plans. During the years ended December 31, 2016 and 2015, 54,650 and 9,268 shares of restricted common stock were granted from outstanding grants under the 2015 and 2005 Plans.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Statements of Income
Total interest income	$46,676	$41,822	$41,039	$34,836	$31,820
Total interest expense	1,096	1,047	1,156	1,385	1,883
Net interest income before provision for credit losses	45,580	40,775	39,883	33,451	29,937
(Reversal of) Provision for credit losses	(5,850)	600	7,985	—	700
Net interest income after provision for credit losses	51,430	40,175	31,898	33,451	29,237
Non-interest income	9,591	9,387	8,164	7,831	7,242
Non-interest expenses	38,922	36,016	35,338	31,685	27,274
Income before provision for (benefit from) income taxes	22,099	13,546	4,724	9,597	9,205
Provision for (benefit from) income taxes	6,917	2,582	(570)	1,347	1,685
Net income	15,182	10,964	5,294	8,250	7,520
Preferred stock dividends and accretion of discount	—	—	—	350	350
Net income available to common shareholders	$15,182	$10,964	$5,294	$7,900	$7,170
Basic earnings per share	$1.34	$1.00	$0.48	$0.77	$0.75
Diluted earnings per share	$1.33	$1.00	$0.48	$0.77	$0.75
Cash dividends declared per common share	$0.24	$0.18	$0.20	$0.20	$0.05

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$558,132	$580,544	$520,511	$529,398	$424,516
Net loans	747,302	588,501	564,280	503,149	385,185
Total deposits	1,255,979	1,116,267	1,039,152	1,004,143	751,432
Total assets	1,443,323	1,276,736	1,192,183	1,145,635	890,228
Shareholders’ equity	164,033	139,323	131,045	120,043	117,665
Earning assets	1,319,065	1,173,591	1,074,942	1,042,552	801,098
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$560,860	$529,046	$513,866	$445,859	$368,818
Net loans	636,475	577,784	531,382	444,770	394,675
Total deposits	1,144,231	1,065,798	1,006,560	848,493	719,601
Total assets	1,321,007	1,222,526	1,157,483	986,924	853,078
Shareholders’ equity	154,325	135,062	130,414	119,746	114,561
Earning assets	1,210,082	1,112,758	1,052,097	895,330	766,937

Data from 2016 reflects the partial year impact of the acquisition of Sierra Vista Bank on October 1, 2016. Data from 2013 reflects the partial year impact of the acquisition of Visalia Community Bank on July 1, 2013.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements, including the Notes thereto, in Item 8 of this Annual Report.

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) a decline in economic conditions in the Central Valley; (4) the Company’s ability to continue its internal growth at historical rates; (5) the Company’s ability to maintain its net interest margin; (6) the decline quality of the Company’s earning assets; (7) decline in credit quality; (8) changes in the regulatory environment; (9) fluctuations in the real estate market; (10) changes in business conditions and inflation; (11) changes in securities markets (12) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

We are not able to predict all the factors that may affect future results. You should not place undue reliance on any forward looking statement, which speaks only as of the date of this Report on Form 10-K. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

INTRODUCTION

Central Valley Community Bancorp (NASDAQ: CVCY) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Central Valley Community Bank (the Bank) and one business trust subsidiary, Service 1st Capital Trust 1. The Company and Sierra Vista Bank (SVB) completed a merger under which SVB was merged with and into the Bank on October 1, 2016. SVB had one branch in Folsom, one branch in Fair Oaks, and one branch in Cameron Park which continue to be operated by the Bank. The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.
During 2016, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
As of December 31, 2016, the Bank operated 22 full-service offices. The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services. The SVB acquisition added total assets, at fair value, of approximately $155.15 million, $122.53 million in loans, at fair value, and $138.38 million in deposits, at fair value, at October 1, 2016. SVB’s results of operations have been included in the Company’s results of operations beginning October 1, 2016. The one-time pre-tax severance, retention, acquisition and integration costs totaled $1.78 million for the year ended December 31, 2016.

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
Agriculture and agricultural related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices, currency exchanges, and demand. From time to time, California experiences severe droughts, which could significantly harm the business of our customers and the credit quality of the loans to those customers. We closely monitor the water resources and the related issues affecting our customers, and will remain vigilant for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any losses.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2016 was $1.33 compared to $1.00 and $0.48 for the years ended December 31, 2015 and 2014, respectively.  Net income for 2016 was $15,182,000 compared to $10,964,000 and $5,294,000 for the years ended December 31, 2015 and 2014, respectively.  The increase in net income and EPS was primarily driven by a decrease in provision for credit losses, an increase in net interest income, and an increase in non-interest income offset by increases in non-interest expense and the provision for income taxes in 2016 compared to 2015. Total assets at December 31, 2016 were $1,443,323,000 compared to $1,276,736,000 at December 31, 2015.
Return on average equity for 2016 was 9.84% compared to 8.12% and 4.06% for 2015 and 2014, respectively.  Return on average assets for 2016 was 1.15% compared to 0.90% and 0.46% for 2015 and 2014, respectively.  Total equity was $164,033,000 at December 31, 2016 compared to $139,323,000 at December 31, 2015.  The increase in equity in 2016 compared to 2015 was primarily driven by the issuance of stock in connection with the Sierra Vista Bank acquisition, as well as the retention of earnings, net of dividends paid, partially offset by a decrease in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI).
Average total loans increased $59,811,000 or 10.19% to $646,573,000 in 2016 compared to $586,762,000 in 2015.  In 2016, we recorded a reverse provision for $5,850,000 for credit losses compared to a provision for $600,000 in 2015 and $7,985,000 in 2014.  The Company had nonperforming assets, consisting of $2,180,000 in nonaccrual loans and $362,000 in repossessed assets, totaling $2,542,000 at December 31, 2016.  At December 31, 2015, nonperforming assets totaled $2,413,000.  Net recoveries (charge-offs) for 2016 were $5,566,000 compared to $702,000 for 2015 and $(8,885,000) for 2014.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 9.84% for the year ended 2016 compared to 8.12% and 4.06% for the years ended 2015 and 2014, respectively.
Our net income for the year ended December 31, 2016 increased $4,218,000 compared to 2015 and increased $5,670,000 in 2015 compared to 2014.  During 2016, net income increased due to a decrease in the provision for credit losses, increases in net interest income, and increases in non-interest income, partially offset by an increase in tax expense and increases in non-interest expenses, compared to 2015.
Net interest income increased primarily because of increases in loan and investment income, offset by increases in interest expense on deposits. During 2016, our net interest margin (NIM) increased 8 basis points to 4.09% compared to 2015.  Our net interest margin increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities. Net interest income during 2016 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $657,000. The recovery was partially offset by reversal of approximately $71,000 in interest income on loans placed on nonaccrual during the year. Net interest income during 2015 was positively impacted by the collection of non-accrual loan which resulted in a recovery of interest income of approximately $431,000. The recovery was partially offset by reversal of approximately $7,000 in interest income on loans put on nonaccrual during the year.
During the year ended 2016, the increase in non-interest income was primarily driven by a $425,000 increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees of $41,000, a $50,000 increase in Federal Home Loan Bank dividends, a $31,000 increase in interchange fees, partially offset by a $48,000 decrease in service charge income, and a $121,000 decrease in other income, in 2016 compared to 2015. The Company also realized $190,000 and $345,000 tax-free gains related to the collection of life insurance proceeds in 2016 and 2015, respectively, which are included in other non-interest income. In addition, the Company recorded an other-than-temporary impairment loss of $136,000 during the year ended December 31, 2016.
Non-interest expenses increased in 2016 compared to 2015 primarily due to the SVB acquisition. The net increase year over year was a result of increases in salary and employee benefit expenses of $1,045,000, increase in acquisition and integration expenses of $1,782,000, data processing expenses of $568,000, occupancy and equipment expenses of $85,000, ATM/Debit card expenses of $85,000, partially offset by a decrease in Internet banking expenses of $31,000, a decrease of regulatory assessments of $417,000, advertising fees of $32,000, professional services of $246,000, and amortization of core deposit intangibles of $171,000. Basic EPS was $1.34 for 2016 compared to $1.00 and $0.48 for 2015 and 2014, respectively.  Diluted EPS was $1.33 for 2016 compared to $1.00 and $0.48 for 2015 and 2014, respectively.  The increase in EPS for 2016 is primarily due to the increase in net income.
We experienced an increase in capital due to increases in retained earnings and from the issuance of common stock as a result of the Sierra Vista Bank acquisition, offset by a decrease in accumulated other comprehensive income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2016 was 1.15% compared to 0.90% and 0.46% for the years ended December 31, 2015 and 2014, respectively.  The 2016 increase in ROA is primarily due to the increase in net income.  Annualized ROA for our peer group was 0.99% at December 31, 2016.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $2.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of strategies, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.09% for the year ended December 31, 2016, compared to 4.01% and 4.11% for the years ended December 31, 2015 and 2014, respectively.  We experienced an increase in 2016 net interest margin compared to 2015, resulting from the increase in loan and investment yields.  The effective tax equivalent yield on total earning assets increased 8 basis points, while the cost of total interest-bearing liabilities and total deposits remained unchanged. Our cost of total deposits in 2016 and 2015 was 0.09% compared to 0.11% for the same period in 2014. Our net interest income before provision for credit losses increased $4,805,000 or 11.78% to $45,580,000 for the year ended 2016 compared to $40,775,000 and $39,883,000 for the years ended 2015 and 2014, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2016 increased $204,000 or 2.17% to $9,591,000 compared to $9,387,000 in 2015 and $8,164,000 in 2014.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, interchange fees, and Federal Home Loan Bank dividends, partially offset by a decrease in service charge income, appreciation in cash surrender value of bank owned life insurance, and gain on sale of other real estate owned compared to 2015. Customer service charges decreased $48,000 or 1.56% to $3,022,000 in 2016 compared to $3,070,000 and $3,280,000 in 2015 and 2014, respectively.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $2,542,000 and $2,413,000 at December 31, 2016 and 2015, respectively.  Nonperforming assets totaled 0.34% of gross loans as of December 31, 2016 and 0.40% of gross loans as of December 31, 2015. The nonperforming assets for 2016 includes repossessed asset of $362,000 compared to no repossessed asset at December 31, 2015. The Company had no other real estate owned (OREO) at December 31, 2016 or December 31, 2015. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.29% as of December 31, 2016 and 0.40% as of December 31, 2015. The allowance for credit losses as a percentage of outstanding loan balance was 1.23% as of December 31, 2016 and 1.61% as of December 31, 2015. The ratio of net recoveries to average loans was 0.86% as of December 31, 2016 and 0.12% as of December 31, 2015.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 13.05% during 2016 to $1,443,323,000 as of December 31, 2016 from $1,276,736,000 as of December 31, 2015.  Total gross loans increased 26.50% to $756,628,000 as of December 31, 2016, compared to $598,111,000 at December 31, 2015.  Total investment securities and Federal funds sold increased 7.50% to $547,764,000 as of December 31, 2016 compared to $509,556,000 as of December 31, 2015.  Total deposits increased 12.52% to $1,255,979,000 as of December 31, 2016 compared to $1,116,267,000 as of December 31, 2015.  Our loan to deposit ratio at December 31, 2016 was 60.24% compared to 53.58% at December 31, 2015.  The loan to deposit ratio of our peers was 78.96% at December 31, 2016. The growth information above includes the results of our acquisition of Sierra Vista Bank which added approximately $122,533,000 in net loans and $138,236,000 in deposits during 2016.

Capital Adequacy

At December 31, 2016, we had a total capital to risk-weighted assets ratio of 13.72%, a Tier 1 risk-based capital ratio of 12.74%, common equity Tier 1 ratio of 12.48%, and a leverage ratio of 8.75%.  At December 31, 2015, we had a total capital to risk-weighted assets ratio of 15.04%, a Tier 1 risk-based capital ratio of 13.79% and a leverage ratio of 8.65%.  At December 31, 2016, on a stand-alone basis, the Bank had a total risk-based capital ratio of 13.57%, a Tier 1 risk based capital ratio of 12.59%, common equity Tier 1 ratio of 12.59%, and a leverage ratio of 8.64%.  At December 31, 2015, the Bank had a total risk-based capital ratio of 14.93%, Tier 1 risk-based capital of 13.67% and a leverage ratio of 8.58%.  Note 14 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. As of January 1, 2015, along with other community banking organizations, the Company and the Bank became subject to new capital requirements, and certain provisions of the new rules are being phased in through 2019 under the Dodd-Frank Act and Basel III. The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2016.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 68.45% for 2016 compared to 69.22% for 2015 and 69.33% for 2014.  The improvement in the efficiency ratio in 2016 is due to the growth in revenues outpacing the growth in non-interest expense. The increase in the efficiency ratio in 2015 compared to 2014 is due to the growth in revenues outpacing the growth in non-interest expense. The Company’s net interest income before provision for credit losses plus non-interest income increased 9.99% to $55,171,000 in 2016 compared to $50,162,000 in 2015 and $48,047,000 in 2014, while operating expenses increased 8.07% in 2016, 1.92% in 2015, and 11.53% in 2014.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $351,713,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $586,317,000 or 40.62% of total assets at December 31, 2016 and $572,171,000 or 44.82% of total assets as of December 31, 2015.

RESULTS OF OPERATIONS

Net Income

Net income was $15,182,000 in 2016 compared to $10,964,000 and $5,294,000 in 2015 and 2014, respectively.  Basic earnings per share was $1.34, $1.00, and $0.48 for 2016, 2015, and 2014, respectively.  Diluted earnings per share was $1.33, $1.00, and $0.48 for 2016, 2015, and 2014, respectively.  ROE was 9.84% for 2016 compared to 8.12% for 2015 and 4.06% for 2014.  ROA for 2016 was 1.15% compared to 0.90% for 2015 and 0.46% for 2014.
The increase in net income for 2016 compared to 2015 can be attributed to a decrease in the provision for credit losses, an increase in net interest income, and an increase in non-interest income, partially offset by an increase in provision for income taxes and an increase in non-interest expense including acquisition and integration expenses related to the SVB acquisition. The increase in net income for 2015 compared to 2014 was primarily attributed to a decrease in the provision for credit losses, and an increase in non-interest income, partially offset by an increase in provision for income taxes and an increase in non-interest expense.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$53,514	$289	0.54%	$64,963	$209	0.32%	$53,781	$175	0.32%
Securities
Taxable securities	313,006	5,876	1.88%	285,585	4,793	1.68%	296,014	5,538	1.87%
Non-taxable securities (1)	194,224	9,787	5.04%	178,247	9,569	5.37%	163,778	8,837	5.40%
Total investment securities	507,230	15,663	3.09%	463,832	14,362	3.10%	459,792	14,375	3.13%
Federal funds sold	116	—	0.51%	251	1	0.25%	293	1	0.25%
Total securities and interest-earning deposits	560,860	15,952	2.84%	529,046	14,572	2.75%	513,866	14,551	2.83%
Loans (2) (3)	644,282	34,051	5.29%	578,899	30,504	5.27%	533,531	29,493	5.53%
Federal Home Loan Bank stock	4,940	630	12.75%	4,813	580	12.05%	4,700	327	6.96%
Total interest-earning assets	1,210,082	$50,633	4.18%	1,112,758	$45,656	4.10%	1,052,097	$44,371	4.22%
Allowance for credit losses	(10,098)			(8,978)			(8,147)
Nonaccrual loans	2,291			7,863			5,998
Cash and due from banks	23,840			25,019			23,905
Bank premises and equipment	9,053			9,664			10,511
Other non-earning assets	85,839			76,200			73,119
Total average assets	$1,321,007			$1,222,526			$1,157,483
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$337,804	$317	0.09%	$300,741	$261	0.09%	$265,751	$241	0.09%
Money market accounts	249,620	133	0.05%	227,743	141	0.06%	229,769	174	0.08%
Time certificates of deposit	139,656	525	0.38%	149,383	546	0.37%	162,218	645	0.40%
Total interest-bearing deposits	727,080	975	0.13%	677,867	948	0.14%	657,738	1,060	0.16%
Other borrowed funds	5,157	121	2.35%	5,156	99	1.89%	5,155	96	1.83%
Total interest-bearing liabilities	732,237	$1,096	0.15%	683,023	$1,047	0.15%	662,893	$1,156	0.17%
Non-interest bearing demand deposits	417,151			387,931			348,822
Other liabilities	17,294			16,510			15,354
Shareholders’ equity	154,325			135,062			130,414
Total average liabilities and shareholders’ equity	$1,321,007			$1,222,526			$1,157,483
Interest income and rate earned on average earning assets		$50,633	4.18%		$45,656	4.10%		$44,371	4.22%
Interest expense and interest cost related to average interest-bearing liabilities		1,096	0.15%		1,047	0.15%		1,156	0.17%
Net interest income and net interest margin (4)		$49,537	4.09%		$44,609	4.01%		$43,215	4.11%

(1)
Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $3,327, $3,254, and $3,005 in 2016, 2015, and 2014, respectively.

(2)	Loan interest income includes loan fees of $134 in 2016, $255 in 2015, and $272 in 2014.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Years Ended December 31, 2016 Compared to 2015			For the Years Ended December 31, 2015 Compared to 2014
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(36)	$116	$80	$36	$(2)	$34
Investment securities:
Taxable	460	623	1,083	(195)	(550)	(745)
Non-taxable (1)	857	(639)	218	780	(48)	732
Total investment securities	1,317	(16)	1,301	585	(598)	(13)
Federal funds sold	(1)	—	(1)	—	—	—
Loans	3,446	101	3,547	2,507	(1,496)	1,011
FHLB Stock	16	34	50	7	246	253
Total earning assets (1)	4,742	235	4,977	3,135	(1,850)	1,285
Interest expense:
Deposits:
Savings, NOW and MMA	46	2	48	30	(43)	(13)
Time certificate of deposits	(36)	14	(22)	(53)	(46)	(99)
Total interest-bearing deposits	10	16	26	(23)	(89)	(112)
Other borrowed funds	—	22	22	1	2	3
Total interest bearing liabilities	10	38	48	(22)	(87)	(109)
Net interest income (1)	$4,732	$197	$4,929	$3,157	$(1,763)	$1,394
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $3,547,000 or 11.63% in 2016 compared to 2015.  Interest and fee income from loans increased $1,011,000 or 3.43% in 2015 compared to 2014.  The increase in 2016 is primarily attributable to an increase in average total loans outstanding, as well as an increase in the yield on loans by 2 basis points. The net interest income during 2016 was positively impacted by the SVB acquisition in addition to the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $657,000. The recovery was partially offset by reversal of approximately $71,000 in interest income on loans placed on nonaccrual status during the year. Interest income during 2015 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $431,000. The recovery was partially offset by reversal of approximately $7,000 in interest income on loans placed on nonaccrual status during the year. Average total loans for 2016 increased $59,811,000 to $646,573,000 compared to $586,762,000 for 2015 and $539,529,000 for 2014.  Of the increase in 2016, approximately $31.6 million was attributed to organic growth and approximately $28.2 million from the acquisition of SVB. The yield on loans for 2016 was 5.29% compared to 5.27% and 5.53% for 2015 and 2014, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), increased $1,307,000 or 11.55% in 2016 compared to 2015. The yield on average investments increased 9 basis points to 2.84% for the year ended December 31, 2016 from 2.75% for the year ended December 31, 2015. Average total investments increased $31,814,000 to $560,860,000 in 2016 compared to $529,046,000 in 2015.  In 2015, total investment income on a non tax-equivalent basis decreased $228,000 or 1.97% compared to 2014.
A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2016, we held $181,064,000 or 33.06% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 1.88%.  We invest in Collateralized Mortgage Obligations (CMO) and Mortgage Backed Securities, (MBS) as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The cumulative net of tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2016 was an unrealized loss of $516,000 and is reflected in the Company’s equity.  At December 31, 2016, the average life of the investment portfolio was 6.18 years and the market value reflected a pre-tax unrealized loss of $891,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the year ended December 31, 2016, OTTI was recorded in the amount of $136,000. For the years ended December 31, 2015 and 2014, no OTTI was recorded.   Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2016, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $(43,123,000).  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $40,501,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2016 increased $4,854,000 to $46,676,000 compared to $41,822,000 in 2015 and $41,039,000 in 2014.  The increase was the result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities.  The tax equivalent yield on interest earning assets increased to 4.18% for the year ended December 31, 2016 from 4.10% for the year ended December 31, 2015.  Average interest earning assets increased to $1,210,082,000 for the year ended December 31, 2016 compared to $1,112,758,000 for the year ended December 31, 2015.  Average interest-earning deposits in other banks decreased $11,449,000 comparing 2016 to 2015.  Average yield on these deposits was 0.54% compared to 0.32% on December 31, 2016 and December 31, 2015 respectively.  Average investments and interest-earning deposits increased $31,814,000 but the tax equivalent yield on those assets increased 9 basis points.  Average total loans increased $59,811,000 and the yield on average loans increased 2 basis points.
The increase in total interest income total for 2015 was the result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities. The yield on interest-earning assets increased to 4.10% for the year ended December 31, 2015 from 4.22% for the year ended December 31, 2014.  Average interest-earning assets increased to $1,112,758,000 for the year ended December 31, 2015 compared to $1,052,097,000 for the year ended December 31, 2014.
Interest expense on deposits in 2016 increased $27,000 or 2.85% to $975,000 compared to $948,000 in 2015 and $1,060,000 in 2014.  The increase in interest expense in 2016 compared to 2015 was a result of the deposits acquired in the fourth quarter acquisition of Sierra Vista Bank. The yield on interest-bearing deposits decreased 1 basis points to 0.13% in 2016 from 0.14% in 2015.  The decrease in interest expense in 2015 compared to 2014 was due to repricing of interest-bearing deposits, which decreased 2 basis points to 0.14% in 2015 from 0.16% in 2014.  Average interest-bearing deposits were $727,080,000 for 2016 compared to $677,867,000 and $657,738,000 for 2015 and 2014, respectively.  The increases in average interest-bearing deposits in 2016 and 2015 was the result of organic growth and the SVB acquisition in 2016.
Average other borrowings were $5,157,000 with an effective rate of 2.35% for 2016 compared to $5,156,000 with an effective rate of 1.89% for 2015.  In 2014, the average other borrowings were $5,155,000 with an effective rate of 1.83%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rate was 2.48% for 2016, 1.92% for 2015, and 1.83% for 2014.

The cost of all interest-bearing liabilities remained unchanged at 0.15% basis points for 2016 and 2015 compared to 0.17% for 2014.  The cost of total deposits remained unchanged at 0.09% for the year ended December 31, 2016 and December 31, 2015 compared to 0.11% for the year ended 2014.  Average demand deposits increased 7.53% to $417,151,000 in 2016 compared to $387,931,000 for 2015 and $348,822,000 for 2014. The ratio of non-interest demand deposits to total deposits increased to 36.46% for 2016 compared to 36.40% and 34.65% for 2015 and 2014, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2016 increased $4,805,000 or 11.78% to $45,580,000 compared to $40,775,000 for 2015 and $39,883,000 for 2014.  The increase in 2016 was due to the increase in average earning assets while the yield on interest bearing liabilities remained unchanged. Our net interest margin (NIM) increased 8 basis points. Yield on interest earning assets increased 8 basis points. The change in the mix of average interest earning assets also affected NIM.  Interest-earning deposits in other banks and investment securities, which tend to have lower effective yields, increased reflective of the Federal Reserve rate increase.  Net interest income before provision for credit losses increased $892,000 in 2015 compared to 2014, mainly due to the increase in average earning assets and a 2 basis point decrease in the average interest rate on interest-bearing deposits, partially offset by the decrease in the average rate on earning assets. Average interest-earning assets were $1,210,082,000 for the year ended December 31, 2016 with a NIM of 4.09% compared to $1,112,758,000 with a NIM of 4.01% in 2015, and $1,052,097,000 with a NIM of 4.11% in 2014.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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

The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	December 31, 2016	December 31, 2015
Commercial:
Commercial and industrial	$1,884	$3,143
Agricultural land and production	296	419
Real estate:
Owner occupied	1,408	1,556
Real estate construction and other land loans	698	694
Commercial real estate	1,969	1,686
Agricultural real estate	1,969	1,149
Other real estate	156	119
Consumer:
Equity loans and lines of credit	483	500
Consumer and installment	369	234
Unallocated reserves	94	110
Total allowance for credit losses	$9,326	$9,610

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
Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. While the overall level of loans with an internal risk rating of substandard has increased by $17.7 million or 55.7% to $49.5 million at December 31, 2016 from $31.8 million at December 31, 2015, the classification of those loans has migrated from Agricultural land and production to Agricultural real estate. Management believes that the additional collateral obtained related to these classified assets provides the Company with a reduced risk of loss if a default event was to occur. The increase in substandard loans related to acquired SVB loans was $4.0 million at December 31, 2016. In addition, the level of commercial and industrial loans graded special mention or worse have substantially declined from $24.4 million at December 31, 2015 to $13.4 million at December 31, 2016. However, as of December 31, 2016, 2016, $12.5 million of the $13.4 million are graded substandard as compared to the $1.8 million of the $24.4 million as of December 31, 2015. Management believes that the level of allowance for loan losses allocated to Commercial and Real estate loans has been adjusted accordingly.
During the year ended December 31, 2016, the company recorded a reverse provision for credit losses of $5,850,000 compared to a provision of $600,000 and $7,985,000 for the same periods in 2015 and 2014, respectively. The reversal from the allowance for credit losses is primarily the result of $5,566,000 in net loan loss recoveries and our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the "Allowance for Credit Losses" section.
During the years ended December 31, 2016, 2015 and 2014 the Company had net charge-offs (recoveries) totaling $(5,566,000), $(702,000), and $8,885,000 respectively. The net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.86)%, (0.12)% and 1.65% for 2016, 2015, and 2014, respectively.
Nonperforming loans were $2,180,000 and $2,413,000 at December 31, 2016 and 2015, respectively.  Nonperforming loans as a percentage of total loans were 0.29% at December 31, 2016 compared to 0.40% at December 31, 2015.  The Company had no other real estate owned at December 31, 2016, December 31, 2015, and December 31, 2014. The carrying value of foreclosed assets was $362,000 at December 31, 2016, and is included in other assets on the consolidated balance sheets. No foreclosed assets were recorded at December 31, 2015 and December 31, 2014.
We had no loans past due, not including nonaccrual loans at December 31, 2016 compared to $136,000 at December 31, 2015.  Excluding 2014, the Company has seen a decline in the amount of non-performing loans to an amount more in line with historical levels before the recession triggered by the financial crisis of 2008.
Notwithstanding improvements in the economy, we anticipate weakness in economic conditions on national, state and local levels to continue. Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future. Many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. We continue to closely monitor the water and the related issues affecting our customers. We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses. As of December 31, 2016, there were $49.5 million in classified loans of which $27.1 million related to agricultural real estate, $12.5 million to commercial and industrial loans, $3.8 million to real estate owner occupied, $1.4 million to real estate construction, and $2.7 million to commercial real estate. This compares to $31.8 million in classified loans as of December 31, 2015 of which $8.5 million related to agricultural real estate, $3.1 million to real estate construction, $1.8 million to commercial and industrial, $10.1 million to agricultural production, and $4.7 million to commercial real estate. The reduction in classified agricultural production loans relates to the refinance of a single loan which is now secured by agricultural real estate. The increase in classified agricultural real estate relates primarily to this single borrower with multiple loans totaling approximately $20.0 million which continues to perform under the terms of the loan agreements, while management has observed and continues to monitor some indications of deterioration in the borrower’s overall financial condition. These changes in classified loans contributed to the shift in the amount of allowance for credit losses allocated between commercial loans and real estate loans.
As of December 31, 2016, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses was $51,430,000 for 2016 compared to $40,175,000 and $31,898,000 for 2015 and 2014, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $9,591,000 in 2016 compared to $9,387,000 and $8,164,000 in 2015 and 2014, respectively. The $204,000 or 2.17% increase in non-interest income in 2016 was due to increases in net realized gains on sales and calls of investment securities, loan placement fees, Federal Home Loan Bank dividends, and interchange fees compared to 2015, partially offset by a decrease in service charge income, appreciation in cash surrender value of bank owned life insurance, gain on other real estate owned, and other income. The $1,223,000 or 14.98% increases in non-interest income in 2015 compared to 2014 was due to increases in net realized gains on sales and calls of investment securities, loan placement fees, Federal Home Loan Bank dividends, and other income, partially offset by a decrease in service charge income, interchange fees, and appreciation in cash surrender value of bank owned life insurance.
Customer service charges decreased $48,000 to $3,022,000 in 2016 compared to $3,070,000 in 2015 and $3,280,000 in 2014.  The decrease in 2016 from 2015 and in 2015 from 2014 was the result of lower NSF fees and lower analyzed service charge fee income.
During the year ended December 31, 2016, we realized net gains on sales and calls of investment securities of $1,920,000. In 2016, we recorded an other-than-temporary impairment loss of $136,000 as compared to none during the year ended December 31, 2015, and 2014. In 2015, we realized a net gain of $1,495,000 compared to a net gain of $904,000 in 2014 from sales and calls of investment securities. The net gains in 2016, 2015, and 2014 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  See Footnote 4 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $558,000 in 2016 compared to $596,000 and $614,000 in 2015 and 2014, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.
Interchange fees totaled $1,228,000 in 2016 compared to $1,197,000 and $1,205,000 in 2015 and 2014, respectively. Part of the increases in 2016 was attributable to the SVB acquisition.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $41,000 in 2016 to $1,083,000 compared to $1,042,000 in 2015 and $544,000 in 2014.  Fees were higher in 2016 compared to 2015 and 2014. Refinancing and new mortgage activity increased in 2016 and in 2015. In competing for mortgage loans in our market, we continue to see the historically low mortgage rates and first time home buyer tax incentives driving business in the mortgage market.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2016, we held $5,594,000 in FHLB stock compared to $4,823,000 at December 31, 2015.  Dividends in 2016 increased to $630,000 compared to $580,000 in 2015 and $327,000 in 2014.

Other income decreased to $1,286,000 in 2016 compared to $1,407,000 and $1,290,000 in 2015 and 2014, respectively. The period-to-period decrease in 2016 compared to 2015 was primarily due to the decrease in realized tax-free gain of $190,000 compared to $345,000 related to the collection of life insurance proceeds which is included in other income.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $2,906,000 or 8.07% to $38,922,000 in 2016 compared to $36,016,000 in 2015, and $35,338,000 in 2014. The net increase period-over-period is primarily due to the SVB acquisition and integration expenses of $1,782,000 and various items discussed below.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 68.45% for 2016 compared to 69.22% for 2015 and 69.33% for 2014. The improvement in the efficiency ratio in 2016 and 2015 is due to the growth in revenues outpacing the growth in non-interest expense.
Salaries and employee benefits increased $1,045,000 or 5.02% to $21,881,000 in 2016 compared to $20,836,000 in 2015 and $19,721,000 in 2014.  Full time equivalents were 277 for the year ended December 31, 2016 compared to 273 for the year ended December 31, 2015. The increase in salaries and employee benefits in 2016 compared to 2015 is a result of higher overall salary and benefit expenses; however, direct loan origination costs including salaries and employee benefits, which are capitalized and expensed as an adjustment to interest and fees on loans increased during 2016 compared to 2015. The SVB acquisition attributed to approximately $426,000 of the increase in 2016.
For the years ended December 31, 2016, 2015, and 2014, the compensation cost recognized for share based compensation was $284,000, $238,000 and $173,000, respectively. As of December 31, 2016, there was $1,067,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 3.70 years.  See Notes 1 and 15 to the audited Consolidated Financial Statements for more detail. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2016 and 2015. Restricted stock awards of 54,650 shares and 9,268 shares were awarded in 2016 and 2015, respectively.
Occupancy and equipment expense increased $85,000 or 1.82% to $4,754,000 in 2016 compared to $4,669,000 in 2015 and $4,835,000 in 2014. The addition of three new branches from the SVB acquisition resulted in approximately $68,000 increase in rent expense. The decrease in 2015 was the result of the closure of an ATM location in Visalia. The Company made no changes in depreciation expense methodology.
Regulatory assessments decreased $417,000 or 39.38% to $642,000 in 2016 compared to $1,059,000 and $762,000 in 2015 and 2014, respectively.  The assessment base for calculating the amount owed is average assets minus average tangible equity. Beginning in the third quarter of 2016, the FDIC approved a final rule revising DIF assessment formulas which resulted in lower assessments for the Company. The higher assessment rate in 2015 was a result of changes in credit quality ratios used in determining the assessment rate along with higher average assets.
Data processing expenses were $1,707,000 in 2016 compared to $1,139,000 in 2015 and $1,820,000 in 2014.  The $568,000 or 49.87% increase in 2016 primarily resulted from transitioning to a new provider for data transmission. Acquisition and integration expenses related to the SVB merger were $1,782,000 in 2016 compared to none in 2015. Professional services decreased $246,000 in 2016 compared to 2015.
Amortization of core deposit intangibles was $149,000 for 2016, $320,000 for 2015, and $337,000 for 2014. During 2016, amortization expense related to SVB core deposit intangible (CDI) was $12,000, and amortization expense related to VCB CDI was $137,000. During 2015, amortization expense related to Service 1st Bank CDI was $183,000, and amortization expense related to VCB CDI was $137,000. During 2014, amortization expense related to Service 1st Bank CDI was $200,000, and amortization expense related to VCB CDI was $137,000.
ATM/Debit card expenses increased $85,000 to $633,000 for the year ended December 31, 2016 compared to $548,000 in 2015 and $624,000 in 2014.  License and maintenance contracts increased $11,000 to $531,000 for the year ended December 31, 2016 compared to $520,000 and $488,000 in 2015 and 2014, respectively.  Other non-interest expenses decreased $136,000 or 3.71% to $3,801,000 in 2016 compared to $3,665,000 in 2015 and $3,965,000 in 2014.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2016	% Average Assets	Other Expense 2015	% Average Assets	Other Expense 2014	% Average Assets
Stationery/supplies	$247	0.02%	$269	0.02%	$266	0.02%
Amortization of software	257	0.02%	240	0.02%	224	0.02%
Director fees and related expenses	333	0.03%	306	0.03%	262	0.02%
Telephone	357	0.03%	292	0.02%	230	0.02%
Postage	200	0.02%	212	0.02%	238	0.02%
Armored courier fees	227	0.02%	218	0.02%	221	0.01%
Risk management expense	150	0.01%	163	0.01%	207	0.01%
Loss on sale or write-down of assets	4	—%	6	—%	201	—%
Donations	171	0.01%	185	0.02%	179	0.01%
Personnel other	161	0.01%	173	0.01%	154	0.01%
Credit card expense	196	0.01%	124	0.01%	95	0.01%
Education/training	154	0.01%	148	0.01%	135	0.01%
General insurance	159	0.01%	150	0.01%	141	0.01%
Appraisal fees	86	0.01%	66	0.01%	130	0.01%
Operating losses	175	0.01%	56	—%	53	0.01%
Other	924	0.07%	1,057	0.09%	1,229	0.14%
Total other non-interest expense	$3,801	0.29%	$3,665	0.30%	$3,965	0.32%

Provision for Income Taxes

Our effective income tax rate was 31.3% for 2016 compared to 19.1% for 2015 and (12.0)% for 2014.  The Company reported an income tax provision (benefit) of $6,917,000, $2,582,000, and $(570,000) for the years ended December 31, 2016, 2015, and 2014, respectively.  The effective tax rate in 2016 was affected by the large negative provision for credit losses which resulted in higher pretax and taxable income and also diluted the impact of the Company’s tax exempt municipal bonds and other tax planning strategies. In addition, changes in the Company’s effective tax rate, other than changes in the level of income before taxes, were due in part to changes in tax law which limited the use of various tax credits and incentives beginning in 2014.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2016 compared to December 31, 2015.

Total assets were $1,443,323,000 as of December 31, 2016, compared to $1,276,736,000 as of December 31, 2015, an increase of 13.05% or $166,587,000.  Total gross loans were $756,628,000 as of December 31, 2016, compared to $598,111,000 as of December 31, 2015, an increase of $158,517,000 or 26.50%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 3.86% or $22,412,000 to $558,132,000.  Total deposits increased 12.52% or $139,712,000 to $1,255,979,000 as of December 31, 2016, compared to $1,116,267,000 as of December 31, 2015.  Shareholders’ equity increased $24,710,000 or 17.74% to $164,033,000 as of December 31, 2016, compared to $139,323,000 as of December 31, 2015. The increase in shareholders’ equity was driven by the issuance of stock in connection with the Sierra Vista Bank acquisition, as well as the retention of earnings, net of dividends paid, partially offset by a decrease in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $17,756,000 as of December 31, 2016, compared to $15,991,000 as of December 31, 2015, an increase of $1,765,000.

Fair Value

The Company measures the fair value of its financial instruments utilizing a hierarchical framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value.  The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario.  Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value.  Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.  Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.
 See Note 3 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

The following table reflects the balances for each category of securities at year end:

Available-for-Sale Securities	Amortized Cost at December 31,
(In thousands)	2016	2015	2014
U.S. Government agencies	$69,005	$52,803	$33,088
Obligations of states and political subdivisions	288,543	181,785	143,343
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	181,785	225,636	236,629
Private label residential mortgage backed securities	1,807	2,356	3,079
Other equity securities	7,500	7,500	7,500
Total Available-for-Sale Securities	$548,640	$470,080	$423,639

Held-to-Maturity Securities
(In thousands)	2016	2015	2014
Obligations of states and political subdivisions	$—	$31,712	$31,964

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2016, investment securities with a fair value of $88,903,000, or 16.23% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2016 was 60.24% compared to 53.58% at December 31, 2015.  The loan to deposit ratio of our peers was 78.96% at December 31, 2016.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $2.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 3.86% or $22,412,000 to $558,132,000 at December 31, 2016, from $580,544,000 at December 31, 2015.  The market value of the portfolio reflected an unrealized loss of $891,000 at December 31, 2016, compared to an unrealized gain of $7,474,000 at December 31, 2015.
Losses recognized in 2016, 2015, and 2014 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased.  The Company is addressing risks in the security portfolio by selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile.
During 2014, to better manage our interest rate risk, the Company transferred from available-for-sale to held-to-maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrecognized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. During the first quarter of 2016, management sold certain investment securities of which management identified that five of the 13 securities sold were previously designated as held-to-maturity (HTM). Through an oversight during the portfolio restructuring analysis related to this transaction, management unintentionally sold these five HTM securities. The book value of the HTM securities sold was $8.5 million. The gain realized on the sale of the HTM securities was $696,000. As such, management was required to reclassify the remaining HTM securities with a fair value of $23.1 million to the AFS designation. At December 31, 2016 and December 31, 2015 the remaining unaccreted balance of these HTM securities associated with the original transfer from AFS to HTM and included in accumulated other comprehensive income was $0 and $64,000, respectively.
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
As of December 31, 2016, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2016, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2016 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the twelve months ended December 31, 2016. There were no OTTI losses recorded during the twelve months ended December 31, 2015.
At December 31, 2016, the Company had a total of 16 PLRMBS with a remaining principal balance of $1,807,000 and a net unrealized gain of approximately $1,036,000.  Twelve of these PLRMBS with a remaining principal balance of $2,707,000 had credit ratings below investment grade.  The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. No credit related OTTI charges related to PLRMBS were recorded during the year ended December 31, 2016.
The amortized cost, maturities and weighted average yield of investment securities at December 31, 2016 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
U.S. Government agencies	$—	—	$—	—	$10,745	4.40%	$58,260	4.30%	$69,005	4.31%
Obligations of states and political subdivisions (2)	—	—	15,145	3.49%	35,667	3.97%	237,731	4.78%	288,543	4.61%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	2,709	4.54%	3,190	3.48%	175,886	3.81%	181,785	3.81%
Private label residential mortgage backed securities	—	—	142	4.74%	4	5.00%	1,661	5.91%	1,807	5.81%
Other equity securities	7,500	2.27%	—	—	—	—	—	—	7,500	2.27%
	$7,500	2.27%	$17,996	3.66%	$49,606	4.03%	$473,538	4.36%	$548,640	4.31%

(1)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

(2)	Not computed on a tax equivalent basis.

Loans

Total gross loans increased $158,517,000 or 26.50% to $756,628,000 as of December 31, 2016, compared to $598,111,000 as of December 31, 2015.

The following table sets forth information concerning the composition of our loan portfolio as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

	2016		2015		2014		2013		2012
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$88,652	11.7%	$102,197	17.1%	$89,007	15.5%	$87,082	17.0%	$77,956	19.7%
Agricultural land and production	25,509	3.4%	30,472	5.1%	39,140	6.8%	31,649	6.1%	26,599	6.7%
Total commercial	114,161	15.1%	132,669	22.2%	128,147	22.3%	118,731	23.1%	104,555	26.4%
Real estate:
Owner occupied	191,665	25.3%	168,910	28.2%	176,804	30.9%	156,781	30.6%	114,444	28.9%
Real estate-construction and other land loans	69,200	9.1%	38,685	6.5%	38,923	6.8%	42,329	8.3%	33,199	8.4%
Commercial real estate	184,225	24.3%	117,244	19.6%	106,788	18.7%	86,117	16.8%	53,797	13.6%
Agricultural real estate	86,761	11.5%	74,867	12.5%	57,501	10.0%	44,164	8.6%	28,400	7.2%
Other real estate	18,945	2.7%	10,520	1.8%	6,611	1.2%	4,548	0.9%	8,098	2.0%
Total real estate	550,796	72.9%	410,226	68.6%	386,627	67.6%	333,939	65.2%	237,938	60.1%
Consumer:
Equity loans and lines of credit	64,494	8.5%	42,296	7.1%	47,575	8.3%	48,594	9.5%	42,932	10.9%
Consumer and installment	25,910	3.5%	12,503	2.1%	10,093	1.8%	11,252	2.2%	10,346	2.6%
Total consumer	90,404	12.0%	54,799	9.2%	57,668	10.1%	59,846	11.7%	53,278	13.5%
Deferred loan fees, net	1,267		417		146		(159)		(453)
Total gross loans (1)	756,628	100.0%	598,111	100.0%	572,588	100.0%	512,357	100.0%	395,318	100.0%
Allowance for credit losses	(9,326)		(9,610)		(8,308)		(9,208)		(10,133)
Total loans (1)	$747,302		$588,501		$564,280		$503,149		$385,185

(1) Includes nonaccrual loans of:	$2,180		$2,413		$14,052		$7,586		$9,695

At December 31, 2016, loans acquired in the SVB and VCB acquisitions had a balance of $168,296,000, of which $7,239,000 were commercial loans, $129,520,000 were real estate loans, and $31,537,000 were consumer loans. At December 31, 2015, loans acquired in the VCB acquisition had a balance of $62,395,000, of which $1,617,000 were commercial loans, $51,576,000 were real estate loans, and $9,202,000 were consumer loans.
At December 31, 2016, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.5% of total loans of which 15.1% were commercial and 81.4% were real-estate-related.  This level of concentration is consistent with 97.9% at December 31, 2015.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2016 and 2015.
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

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2016.

(In thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$73,243	$21,694	$19,224	$114,161
Real estate construction and other land loans	55,809	4,162	9,229	69,200
Other real estate	47,152	69,067	365,377	481,596
Consumer and installment	9,994	8,464	71,946	90,404
	$186,198	$103,387	$465,776	$755,361
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$56,936	$67,120	$59,980	$184,036
Loans with floating interest rates (1)	129,262	36,268	405,795	571,325
	$186,198	$103,388	$465,775	$755,361

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$26,084	$32,228	$284,506	$342,818

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
At December 31, 2016, total nonperforming assets totaled $2,542,000, or 0.18% of total assets, compared to $2,413,000, or 0.19% of total assets at December 31, 2015.  Total nonperforming assets at December 31, 2016, included nonaccrual loans totaling $2,180,000, no OREO, and $362,000 in repossessed assets. Nonperforming assets at December 31, 2015 consisted of $2,413,000 in nonaccrual loans, no OREO, and no repossessed assets. At December 31, 2016, we had one loan considered a troubled debt restructuring (“TDR”) totaling $20,000 which is included in nonaccrual loans compared to four TDRs totaling $1,337,000 at December 31, 2015. We have no outstanding commitments to lend additional funds to any of these borrowers. See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.
A summary of nonaccrual, restructured, and past due loans at December 31, 2016, 2015, 2014, 2013, and 2012 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2016 and 2015.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2016, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual Loans:
Commercial and industrial	$447	$—	$7,265	$335	$—
Owner occupied real estate	87	324	1,363	1,777	213
Agricultural real estate	—	—	360	—	—
Commercial real estate	1,082	567	1,468	158	—
Equity loans and line of credit	526	172	1,751	721	237
Consumer and installment	18	13	19	—	—
Restructured loans (non-accruing):
Commercial and industrial	—	29	—	1,192	—
Owner occupied	20	23	—	384	1,362
Real estate construction and other land loans	—	—	547	1,450	6,288
Commercial real estate	—	—	—	—	—
Equity loans and line of credit	—	1,285	1,279	1,565	1,595
Consumer and Installment	—	—	—	4	—
Total nonaccrual	2,180	2,413	14,052	7,586	9,695
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$2,180	$2,413	$14,052	$7,586	$9,695

Interest foregone	$245	$340	$716	$661	$693
Nonperforming loans to total loans	0.29%	0.40%	2.45%	1.48%	2.45%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Accruing troubled debt restructurings	$3,089	$4,286	$4,774	$5,771	$7,410
Ratio of nonperforming loans to allowance for credit losses	23.38%	25.11%	169.14%	82.38%	95.68%
Loans considered to be impaired	$5,269	$6,699	$18,826	$13,357	$17,105
Related allowance for credit losses on impaired loans	$307	$164	$612	$1,007	$510

As of December 31, 2016 and 2015, we had impaired loans totaling $5,269,000 and $6,699,000, respectively.  We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs of the collateral.  We perform quarterly internal reviews on substandard loans.
We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more, unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $245,000 for the year ended December 31, 2016 of which $2,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $340,000 and $716,000 for the years ended December 31, 2015 and 2014, respectively of which $104,000 and $139,000 was attributable to troubled debt restructurings, respectively.
The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2016.

(In thousands)	Balances December 31, 2015	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral	Returns to Accrual Status	Charge Offs	Balances December 31, 2016
Non-accrual loans:
Commercial and industrial	$—	$1,741	$(405)	$(321)	$—	$(568)	$447
Real estate	891	832	(387)	—	(167)	—	1,169
Real estate construction and land development	—	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—	—
Equity loans and lines of credit	172	608	(128)	—	(30)	(96)	526
Consumer	13	72	(8)	(41)	—	(18)	18
Restructured loans (non-accruing):
Commercial and industrial	29	—	(29)	—	—	—	—
Real estate	23	—	(3)	—	—	—	20
Real estate construction and land development	—	—	—	—	—	—	—
Equity loans and lines of credit	1,285	—	(1,285)	—	—	—	—
Total non-accrual	$2,413	$3,253	$(2,245)	$(362)	$(197)	$(682)	$2,180

The following table provides a summary of the annual change in the OREO balance:

	Years Ended December 31,
(In thousands)	2016	2015
Balance, beginning of year	$—	$—
Additions	—	227
1st lien assumed upon foreclosure	—	121
Dispositions	—	(359)
Write-downs	—	—
Net gain on disposition	—	11
Balance, end of year	$—	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2016 the Bank had no OREO properties. The carrying value of foreclosed assets was $362,000 at December 31, 2016, and is included in other assets on the consolidated balance sheets. No foreclosed assets were recorded at December 31, 2015.
As of December 31, 2015 the Bank had no OREO properties. In 2015, the Bank foreclosed on one property collateralized by real estate. Proceeds from OREO sales totaled $359,000 during 2015. The Company realized $11,000 in net gains from the sale of all properties.

Allowance for Credit Losses

We have established a methodology for determining the adequacy of the allowance for credit losses made up of general and specific allocations.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances that are tied to individual loans.  The allowance for credit losses is an estimate of probable incurred credit losses in the Company’s loan portfolio. The allowance consists of two primary components, specific reserves related to impaired loans and general reserves for probable incurred losses related to loans that are not impaired.
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 20 quarters was an appropriate look-back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look-back period.
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

The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2016	2015	2014	2013	2012
Loans outstanding at December 31,	$755,361	$597,694	$572,442	$512,516	$395,771
Average loans outstanding during the year	$646,573	$586,762	$539,529	$454,483	$405,040
Allowance for credit losses:
Balance at beginning of year	$9,610	$8,308	$9,208	$10,133	$11,396
Deduct loans charged off:
Commercial and industrial	(621)	(802)	(7,423)	(713)	(123)
Agricultural production	—	—	(1,722)	—	—
Owner occupied	—	—	(183)	(281)	(217)
Real estate construction and other land loans	—	—	—	—	(319)
Commercial real estate	—	—	—	(4)	(1,430)
Consumer loans	(262)	(159)	(506)	(448)	(761)
Total loans charged off	(883)	(961)	(9,834)	(1,446)	(2,850)
Add recoveries of loans previously charged off:
Commercial and industrial	3,656	954	171	315	515
Agricultural production	1,631	90	—	—	—
Owner occupied	—	—	150	—	45
Real estate construction and other land loans	702	32	364	16	—
Commercial real estate	283	—	—	—	—
Consumer loans	177	587	264	190	327
Total recoveries	6,449	1,663	949	521	887
Net recoveries (charge offs)	5,566	702	(8,885)	(925)	(1,963)
(Reversal) Provision charged to credit losses	(5,850)	600	7,985	—	700
Balance at end of year	$9,326	$9,610	$8,308	$9,208	$10,133
Allowance for credit losses as a percentage of outstanding loan balance	1.23%	1.61%	1.45%	1.80%	2.56%
Net recoveries (charge offs) to average loans outstanding	0.86%	0.12%	(1.65)%	(0.20)%	(0.48)%

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

The allocation of the allowance for credit losses is set forth below:

	2016		2015		2014		2013		2012
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	$1,884	11.7%	$3,143	17.1%	$2,753	15.5%	$1,928	17%	$2,071	19.7%
Agricultural land and production	296	3.4%	419	5.1%	377	6.8%	516	6.1%	605	6.7%
Real estate:
Owner occupied	1,408	25.3%	1,556	28.2%	1,380	30.9%	1,697	30.6%	2,153	28.9%
Real estate construction and other land loans	698	9.1%	694	6.5%	837	6.8%	1,289	8.3%	1,035	8.4%
Commercial real estate	1,969	24.3%	1,686	19.6%	1,201	18.7%	1,406	16.8%	1,886	13.6%
Agricultural real estate	1,969	11.5%	1,149	12.5%	564	10%	672	8.6%	646	7.2%
Other real estate	156	2.7%	119	1.8%	76	1.2%	110	0.9%	157	2%
Consumer:
Equity loans and lines of credit	483	8.5%	500	7.1%	811	8.3%	874	9.5%	1,158	10.9%
Consumer and installment	369	3.5%	234	2.1%	267	1.8%	294	2.2%	383	2.6%
Unallocated reserves	94		110		42		422		39
Total allowance for credit losses	$9,326	100%	$9,610	100%	$8,308	100%	$9,208	100%	$10,133	100%

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
As of December 31, 2016, the allowance for credit losses (ALLL) stood at $9,326,000, compared to $9,610,000 at December 31, 2015, a net decrease of $284,000.  The decrease in the ALLL was due to net recoveries and a reverse provision for credit losses during the year ended December 31, 2016 which was necessitated by management’s observations and assumptions about the existing credit quality of the loan portfolio.  Net recoveries totaled $5,566,000 while the reversal of provision for credit losses was $5,850,000. The balance of classified loans and loans graded special mention, totaled $49,464,000 and $29,911,000 at December 31, 2016 and $31,764,000 and $28,719,000 at December 31, 2015.  This increase in classified loans necessitated additional allocation within the ALLL; however it was offset by improvements in qualitative factors (moderating drought conditions), as well as relative improvements in loss trends, past dues, and other credit variables, causing the allowance level to decrease. The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $259,415,000 as of December 31, 2016, compared to $217,166,000 as of December 31, 2015. At December 31, 2016 and 2015, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $125,000 and $150,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
The ALLL as a percentage of total loans was 1.23% at December 31, 2016, and 1.61% at December 31, 2015. Total loans include SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $168,296,000 at December 31, 2016 and $62,395,000 at December 31, 2015. Excluding these acquired loans from the calculation, the ALLL to total gross loans was 1.59% and 1.79% as of December 31, 2016 and 2015, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.55% and 1.79%, respectively. The loan portfolio acquired in the mergers was booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.
The Company’s loan portfolio balances in 2016 increased through organic growth and the acquisition of SVB.  Management believes that the change in the allowance for credit losses to total loans ratios is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses (or peer data) by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of December 31, 2016.
Non-performing loans totaled $2,180,000 as of December 31, 2016, and $2,413,000 as of December 31, 2015.  The allowance for credit losses as a percentage of nonperforming loans was 427.80% and 398.26% as of December 31, 2016 and December 31, 2015, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2016 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2016 was $40,231,000 consisting of $10,314,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2016; therefore, goodwill was not required to be retested.
The intangible assets at December 31, 2016 represent the estimated fair value of the core deposit relationships acquired in the 2016 acquisition of Sierra Vista Bank of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2016 was $1,383,000, net of $490,000 in accumulated amortization expense.  The carrying value at December 31, 2015 was $1,024,000, net of $1,741,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2016 and determined no impairment was necessary. In addition, management determined that no events had occurred between the annual evaluation date and December 31, 2016 which would necessitate further analysis. Amortization expense recognized was $149,000 for 2016, $320,000 for 2015 and $337,000 for 2014.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2017	$188
2018	188
2019	188
2020	188
2021	188
Thereafter	443
Total	$1,383

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
Total deposits increased $139,712,000 or 12.52% to $1,255,979,000 as of December 31, 2016, compared to $1,116,267,000 as of December 31, 2015.  Interest-bearing deposits increased $72,670,000 or 10.57% to $760,164,000 as of December 31, 2016, compared to $687,494,000 as of December 31, 2015.  Non-interest bearing deposits increased $67,042,000 or 15.64% to $495,815,000 as of December 31, 2016, compared to $428,773,000 as of December 31, 2015.  In conjunction with the acquisition of Sierra Vista Bank the Company acquired total interest bearing deposits of $82,197,000, consisting of $10,292,000, $24,704,000, $41,887,000 and $5,314,000 in NOW, MMA, Time and Savings deposits, respectively, and $56,039,000 in non-interest bearing deposits. Average non-interest bearing deposits to average total deposits was 36.46% for the year ended December 31, 2016 compared to 36.40% for the same period in 2015. Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.76% in 2016 compared to 3.77% in 2015 based on FDIC deposit market share information published as of June 2016.
The composition of the deposits and average interest rates paid at December 31, 2016 and December 31, 2015 is summarized in the table below.

(Dollars in thousands)	December 31, 2016	% of Total Deposits	Effective Rate	December 31, 2015	% of Total Deposits	Effective Rate
NOW accounts	$247,623	19.7%	0.12%	$227,167	20.4%	0.10%
MMA accounts	250,749	19.9%	0.05%	239,241	21.4%	0.06%
Time deposits	156,694	12.5%	0.38%	139,703	12.5%	0.37%
Savings deposits	105,098	8.4%	0.03%	81,383	7.3%	0.04%
Total interest-bearing	760,164	60.5%	0.13%	687,494	61.6%	0.14%
Non-interest bearing	495,815	39.5%		428,773	38.4%
Total deposits	$1,255,979	100.0%		$1,116,267	100.0%

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2016, 2015, and 2014.

	2016		2015		2014
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$246,770	0.12%	$222,839	0.10%	$197,630	0.11%
Money market accounts	$249,620	0.05%	$227,743	0.06%	$229,769	0.08%
Time certificates of deposit	$139,656	0.38%	$149,383	0.37%	$162,218	0.40%
Non-interest bearing demand	$417,151	—	$387,931	—	$348,822	—
Total deposits	$1,144,231	0.09%	$1,065,798	0.09%	$1,006,560	0.11%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2016.

(In thousands)
Three months or less	$34,009
Over 3 through 6 months	20,108
Over 6 through 12 months	41,186
Over 12 months	14,893
$110,196

There were no short-term or long-term FHLB borrowings as of December 31, 2016 or December 31, 2015. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2016 and 2015, at interest rates which vary with market conditions. As of December 31, 2016, the Company had $400,000 in Federal funds purchased. The Company had no overnight borrowings outstanding under these credit facilities at December 31, 2015.

Capital Resources

Capital serves as a source of funds and helps protect depositors and shareholders against potential losses.  Historically, the primary sources of capital for the Company have been internally generated capital through retained earnings and the issuance of common and preferred stock.
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
Our shareholders’ equity was $164,033,000 as of December 31, 2016, compared to $139,323,000 as of December 31, 2015.  The increase in shareholders’ equity is the result of an increase in retained earnings from our net income of $15,182,000, the issuance of stock in connection with the Sierra Vista Bank acquisition in the amount of $16,678,000, the exercise of stock options, including the related tax benefit of $261,000, and the effect of share-based compensation expense of $284,000, partially offset by common stock cash dividends of $2,715,000 and a decrease in accumulated other comprehensive income (AOCI) of $4,978,000.
During 2016, the Bank declared and paid cash dividends to the Company in the amount of $13,010,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors and the cash portion of the SVB transaction. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. The Company declared and paid a total of $2,715,000 or $0.24 per common share cash dividend to shareholders of record during the year ended December 31, 2016.
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
The following table sets forth certain financial ratios for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Net income:
To average assets	1.15%	0.90%	0.46%
To average shareholders’ equity	9.84%	8.12%	4.06%
Dividends declared per share to net income per share	19.20%	18.00%	41.67%
Average shareholders’ equity to average assets	11.68%	11.05%	11.27%

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
In December 2010, the Internal Basel Committee on Bank Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III,” which, when fully  phased-in, requires bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity.
In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act.  Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased in basis to all banking organizations, including the Company and the Bank.  Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  The additional “countercyclical capital buffer” is also required for larger and more complex institutions.  The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015.  The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, will be phased in through 2019.  The implementation of the Basel III framework commenced on January 1, 2015.  As of December 31, 2016 and 2015, the Company and the Bank met or exceeded all of their capital requirements inclusive of the capital buffer.
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.

The following table presents the Company’s and the Bank’s Regulatory capital ratios (excluding capital conservation buffer) as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$122,601	8.75%	$105,825	8.65%
Minimum regulatory requirement	$56,057	4.00%	$48,950	4.00%
Central Valley Community Bank	$121,079	8.64%	$104,878	8.58%
Minimum requirement for “Well-Capitalized” institution	$70,080	5.00%	$61,148	5.00%
Minimum regulatory requirement	$56,064	4.00%	$48,918	4.00%
Common Equity Tier 1 Ratio
Central Valley Community Bancorp and Subsidiary	$120,080	12.48%	$103,152	13.44%
Minimum regulatory requirement	$43,426	4.50%	$34,650	4.50%
Central Valley Community Bank	$121,079	12.59%	$104,878	13.67%
Minimum requirement for “Well-Capitalized” institution	$62,665	6.50%	$50,017	6.50%
Minimum regulatory requirement	$43,383	4.50%	$34,627	4.50%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$122,601	12.74%	$105,825	13.79%
Minimum regulatory requirement	$57,901	6.00%	$46,200	6.00%
Central Valley Community Bank	$121,079	12.59%	$104,878	13.67%
Minimum requirement for “Well-Capitalized” institution	$77,126	8.00%	$61,560	8.00%
Minimum regulatory requirement	$57,845	6.00%	$46,170	6.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$132,052	13.72%	$115,466	15.04%
Minimum regulatory requirement	$77,202	8.00%	$61,601	8.00%
Central Valley Community Bank	$130,530	13.57%	$114,513	14.93%
Minimum requirement for “Well-Capitalized” institution	$96,408	10.00%	$76,949	10.00%
Minimum regulatory requirement	$77,126	8.00%	$61,560	8.00%

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2016, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2016, the rate was 2.48%.  Interest expense recognized by the Company for the years ended December 31, 2016, 2015, and 2014 was $121,000, $99,000 and $96,000, respectively.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2016, the Company had unpledged securities totaling $458,846,000 available as a secondary source of liquidity and total cash and cash equivalents of $38,568,000.  Cash and cash equivalents at December 31, 2016 decreased 59.24% compared to December 31, 2015.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.  Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality.  Consequently, expanding our loan portfolio or finding adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.
As a means of augmenting our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2016, our available borrowing capacity includes approximately $40,000,000 in Federal funds lines with our correspondent banks and $351,713,000 in unused FHLB advances.  At December 31, 2016, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2016 and 2015:

Credit Lines (In thousands)	December 31, 2016	December 31, 2015
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$400	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	351,713	308,356
Balance outstanding	$—	$—
Collateral pledged	$175,160	$215,223
Fair value of collateral	$175,218	$215,307
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$9,102	$2,328
Balance outstanding	$—	$—
Collateral pledged	$2,407	$2,578
Fair value of collateral	$2,436	$2,598

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $259,415,000 as of December 31, 2016 compared to $217,166,000 as of December 31, 2015.  For a more detailed discussion of these financial instruments, see Note 13 to the audited Consolidated Financial Statements in this Annual Report.

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2016, are as follows:

(In thousands)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits	$1,232,953	$19,089	$3,225	$712	$1,255,979
Subordinated debentures	—	—	—	5,155	5,155
Operating leases	2,350	3,498	2,267	1,425	9,540
Total	$1,235,303	$22,587	$5,492	$7,292	$1,270,674

Deposits represent both non-interest bearing and interest bearing deposits. Interest bearing deposits include interest bearing transaction accounts, money market and savings deposits and certificates of deposit. Deposits with indeterminate maturities, such as demand, savings and money market accounts are reflected as obligations due in less than one year.
Subordinated debentures represent notes issued to a capital trust which was formed solely for the purpose of issuing trust preferred securities. These subordinated debentures were acquired as a part of the merger with Service 1st. The aggregate amount indicated above represents the full amount of the contractual obligation. All of these securities are variable rate instruments. The trust preferred securities mature on October 7, 2036, and are redeemable quarterly at the Company’s option.
In the ordinary course of business, the Company is party to various operating leases.  For operating leases, the dollar balances reflected in the table above are categorized by the due date of the lease payments. Operating leases represent the total minimum lease payments under non-cancelable operating leases.

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
At December 31, 2016, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2016, 75.64% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2016, 85.39% of our time deposits matures within one year or less.
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
Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2016. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2016 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2016, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2016	% Change from Rates at December 31, 2016
Up 400 bps	$64,907	$10,788	19.93%
Up 300 bps	62,135	8,016	14.81%
Up 200 bps	59,381	5,262	9.72%
Up 100 bps	56,651	2,532	4.68%
Unchanged	54,119	—	—
Down 100 bps	51,686	(2,433)	(4.50)%

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
The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$571,325	75.64%	$471,757	78.87%
Fixed rate	184,036	24.36%	126,354	21.13%
Total gross loans	$755,361	100.00%	$598,111	100.00%

Approximately 75.64% of our loan portfolio is tied to adjustable rate indices and 34.09% of our loan portfolio reprices within 90 days.  As of December 31, 2016, we had 2,511 commercial and real estate loans totaling $444,796,000 with floors ranging from 3.25% to 7.50% and ceilings ranging from 7.00% to 30.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$309,397	40.95%	$250,705	41.91%
1-3 Years	153,680	20.35%	124,385	20.80%
3-5 Years	183,834	24.34%	139,417	23.31%
> 5 Years	108,450	14.36%	83,604	13.98%
Total gross loans	$755,361	100.00%	$598,111	100.00%
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria issued in the 2013 Internal Control-Integrated Framework (Framework) established and updated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, the Company’s management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board that appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary
Fresno, California

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Valley Community Bancorp and subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Central Valley Community Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Sacramento, California
March 29, 2017

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

(In thousands, except share amounts)	2016	2015
ASSETS
Cash and due from banks	$28,185	$23,339
Interest-earning deposits in other banks	10,368	70,988
Federal funds sold	15	290
Total cash and cash equivalents	38,568	94,617
Available-for-sale investment securities (Amortized cost of $548,640 at December 31, 2016 and $470,080 at December 31, 2015)	547,749	477,554
Held-to-maturity investment securities (Fair value of $35,142 at December 31, 2015)	—	31,712
Loans, less allowance for credit losses of $9,326 at December 31, 2016 and $9,610 at December 31, 2015	747,302	588,501
Bank premises and equipment, net	9,407	9,292
Bank owned life insurance	23,189	20,702
Federal Home Loan Bank stock	5,594	4,823
Goodwill	40,231	29,917
Core deposit intangibles	1,383	1,024
Accrued interest receivable and other assets	29,900	18,594
Total assets	$1,443,323	$1,276,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$495,815	$428,773
Interest bearing	760,164	687,494
Total deposits	1,255,979	1,116,267
Short-term borrowings	400	—
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	17,756	15,991
Total liabilities	1,279,290	1,137,413
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 12,143,815 at December 31, 2016 and 10,996,773 at December 31, 2015	71,645	54,424
Retained earnings	92,904	80,437
Accumulated other comprehensive (loss) income, net of tax	(516)	4,462
Total shareholders’ equity	164,033	139,323
Total liabilities and shareholders’ equity	$1,443,323	$1,276,736
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2016, 2015, and 2014

(In thousands, except per share amounts)	2016	2015	2014
Interest income:
Interest and fees on loans	$34,051	$30,504	$29,493
Interest on deposits in other banks	289	210	176
Interest and dividends on investment securities:
Taxable	5,876	4,793	5,538
Exempt from Federal income taxes	6,460	6,315	5,832
Total interest income	46,676	41,822	41,039
Interest expense:
Interest on deposits	975	948	1,060
Interest on junior subordinated deferrable interest debentures	121	99	96
Total interest expense	1,096	1,047	1,156
Net interest income before provision for credit losses	45,580	40,775	39,883
(Reversal of) Provision for credit losses	(5,850)	600	7,985
Net interest income after provision for credit losses	51,430	40,175	31,898
Non-interest income:
Service charges	3,022	3,070	3,280
Appreciation in cash surrender value of bank owned life insurance	558	596	614
Interchange fees	1,228	1,197	1,205
Loan placement fees	1,083	1,042	544
Net realized gains on sales and calls of investment securities	1,920	1,495	904
Other-than-temporary impairment loss on investment securities	(136)	—	—
Federal Home Loan Bank dividends	630	580	327
Other income	1,286	1,407	1,290
Total non-interest income	9,591	9,387	8,164
Non-interest expenses:
Salaries and employee benefits	21,881	20,836	19,721
Occupancy and equipment	4,754	4,669	4,835
Regulatory assessments	642	1,059	762
Data processing expense	1,707	1,139	1,820
Professional services	1,258	1,504	1,176
ATM/Debit card expenses	633	548	624
License & maintenance contracts	531	520	488
Directors’ expenses	530	439	501
Advertising	576	608	589
Internet banking expenses	678	709	520
Acquisition and integration expenses	1,782	—	—
Amortization of core deposit intangibles	149	320	337
Other expense	3,801	3,665	3,965
Total non-interest expenses	38,922	36,016	35,338
Income before provision for income taxes	22,099	13,546	4,724
Provision (benefit) for income taxes	6,917	2,582	(570)
Net income available to common shareholders	$15,182	$10,964	$5,294

Basic earnings per common share	$1.34	$1.00	$0.48
Diluted earnings per common share	$1.33	$1.00	$0.48
Cash dividends per common share	$0.24	$0.18	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2016, 2015, and 2014

(In thousands)	2016	2015	2014
Net income	$15,182	$10,964	$5,294
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings (losses) gains arising during the period	(9,924)	59	13,847
Less: reclassification for net gains included in net income	1,224	1,481	904
Less: reclassification for other-than-temporary impairment loss included in net income	(136)	—	—
Transfer of investment securities from held-to-maturity to available-for-sale	2,647	—	—
Amortization of net unrealized gains transferred	(64)	(78)	(21)
Other comprehensive (loss) income, before tax	(8,429)	(1,500)	12,922
Tax benefit (expense) related to items of other comprehensive income	3,451	585	(5,259)
Total other comprehensive (loss) income	(4,978)	(915)	7,663
Comprehensive income	$10,204	$10,049	$12,957
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015, and 2014

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2014	10,914,680	$53,981	$68,348	$(2,286)	$120,043
Net income	—	—	5,294	—	5,294
Other comprehensive income	—	—	—	7,663	7,663
Restricted stock granted, forfeited and related tax benefit	56,850	—	—	—	—
Cash dividend ($0.20 per common share)	—	—	(2,190)	—	(2,190)
Stock-based compensation expense	—	173	—	—	173
Stock options exercised and related tax benefit	8,910	62	—	—	62
Balance, December 31, 2014	10,980,440	54,216	71,452	5,377	131,045
Net income	—	—	10,964	—	10,964
Other comprehensive loss	—	—	—	(915)	(915)
Restricted stock granted, forfeited and related tax benefit	7,263	(96)	—	—	(96)
Stock-based compensation expense	—	238	—	—	238
Cash dividend ($0.18 per common share)	—	—	(1,979)	—	(1,979)
Stock options exercised and related tax benefit	9,070	66	—	—	66
Balance, December 31, 2015	10,996,773	54,424	80,437	4,462	139,323
Net income	—	—	15,182	—	15,182
Other comprehensive loss	—	—	—	(4,978)	(4,978)
Stock issued for acquisition	1,058,851	16,678			16,678
Restricted stock granted, forfeited and related tax benefit	52,911	(2)	—	—	(2)
Stock-based compensation expense	—	284	—	—	284
Cash dividend ($0.24 per common share)	—	—	(2,715)	—	(2,715)
Stock options exercised and related tax benefit	35,280	261	—	—	261
Balance, December 31, 2016	12,143,815	$71,645	$92,904	$(516)	$164,033

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2016, 2015, and 2014

(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$15,182	$10,964	$5,294
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan costs	(851)	(270)	(305)
Depreciation	1,320	1,392	1,355
Accretion	(1,142)	(1,196)	(1,015)
Amortization	7,912	8,024	7,949
Stock-based compensation	284	238	173
Excess tax benefit from exercise of stock options	(30)	(6)	(7)
(Reversal of) provision for credit losses	(5,850)	600	7,985
Other than temporary impairment losses on investment securities	136	—	—
Net realized gains on sales and calls of available-for-sale investment securities	(1,224)	(1,481)	(904)
Net realized gains on sales or calls of held-to-maturity investment securities	(696)	(14)	—
Net loss on sale and disposal of equipment	4	6	201
Net gain on sale of other real estate owned	—	(11)	(63)
Increase in bank owned life insurance, net of expenses	(558)	(596)	(614)
Net gain on bank owned life insurance	(190)	(345)	—
Net (increase) decrease in accrued interest receivable and other assets	(4,711)	2,109	(3,021)
Net increase (decrease) in accrued interest payable and other liabilities	821	(963)	537
Benefit (provision) for deferred income taxes	2,592	(933)	(408)
Net cash provided by operating activities	12,999	17,518	17,157
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisition	13,241	—	—
Purchases of available-for-sale investment securities	(278,664)	(198,851)	(146,468)
Proceeds from sales or calls of available-for-sale investment securities	167,163	93,167	79,757
Proceeds from sales or calls of held-to-maturity investment securities	9,257	810	—
Proceeds from maturity and principal repayment of available-for-sale investment securities	50,531	53,593	52,665
Net increase in loans	(29,930)	(24,776)	(69,047)
Proceeds from sale of other real estate owned	—	359	488
Purchases of premises and equipment	(861)	(741)	(1,328)
Purchases of bank owned life insurance	—	(325)	(900)
FHLB stock purchased	—	(32)	(292)
Proceeds from bank owned life insurance	928	1,365	—
Proceeds from sale of premises and equipment	7	—	363
Net cash used in investing activities	(68,328)	(75,431)	(84,762)
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	26,372	90,732	50,643
Net decrease in time deposits	(25,038)	(13,617)	(15,634)
Proceeds of borrowings from other financial institutions	400	—	—
Proceeds from exercise of stock options	231	60	55
Excess tax benefit from exercise of stock options	30	6	7
Cash dividend payments on common stock	(2,715)	(1,979)	(2,190)
Net cash (used in) provided by financing activities	(720)	75,202	32,881
(Decrease) increase in cash and cash equivalents	(56,049)	17,289	(34,724)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	94,617	77,328	112,052
CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,568	$94,617	$77,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,053	$1,059	$1,171
Income taxes	$5,840	$1,865	$1,360

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2016, 2015, and 2014

(In thousands)	2016	2015	2014
Non-cash investing and financing activities:
Transfer of securities from held-to-maturity to available-for-sale	$23,131	$—	$—
Unrealized gain on transfer of securities from held-to-maturity to available-for-sale	$526	$—	$—
Transfer of securities from available-for-sale to held-to-maturity	$—	$—	$31,346
Unrealized gain on transfer of securities from available-for-sale to held-to-maturity	$—	$—	$163
Foreclosure of loan collateral and recognition of other real estate owned	$—	$227	$235
Transfer of loans to other assets	$363	$—	$—
Assumption of debt related to foreclosure of other real estate owned	$—	$121	$—
Common stock issued in Sierra Vista Bank acquisition	$16,678	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
The Bank operates 22 full service offices throughout California’s San Joaquin Valley and Greater Sacramento Region.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.
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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank. Intercompany transactions and balances are eliminated in consolidation.
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

Cash and Cash Equivalents - For the purpose of the statement of cash flows, cash, due from banks with maturities less than 90 days, interest-earning deposits in other banks, and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold and purchased for one-day periods. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other banks, and Federal funds purchased.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value in the period which the transfer occurs. For the year ended December 31, 2016 management transferred $23.1 million of securities from held-to-maturity to available-for-sale. During the year ended December 31, 2015, there were no transfers between categories. Due to the 2016 transfer, management is precluded from utilizing the held-to-maturity designation until the second quarter of 2018.
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

Loans - All loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at principal balances outstanding net of deferred loan fees and costs, and the allowance for credit losses.  Interest is accrued daily based upon outstanding loan principal balances.  However, when a loan becomes impaired and the future collectability of interest and principal is in serious doubt, the loan is placed on nonaccrual status and the accrual of interest income is suspended.  Any loan 90 days or more delinquent is automatically placed on nonaccrual status. Any interest accrued but unpaid is charged against income.  Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to principal until fully collected and then to interest.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan placed on non-accrual status may be restored to accrual status when principal and interest are no longer past due and unpaid, or the loan otherwise becomes both well secured and in the process of collection. When a loan is brought current, the Company must also have a reasonable assurance that the obligor has the ability to meet all contractual obligations in the future, that the loan will be repaid within a reasonable period of time, and that a minimum of six months of satisfactory repayment performance has occurred.
Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, and amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Acquired loans and Leases - Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date.  Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date.  Should the Company’s allowance for credit losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company will establish an allowance for those loans through a charge to provision for credit losses.  At the time of an acquisition, we evaluate loans to determine if they are purchase credit impaired loans. Purchased credit impaired loans are those acquired loans with evidence of credit deterioration for which it was probable at acquisition that we would be unable to collect all contractual payments. We make this determination by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. Purchased credit impaired loans are initially recorded at fair value with the difference between fair value and estimated future cash flows accreted over the expected cash flow period as income only to the extent we can reasonably estimate the timing and amount of future cash flows. In this case, these loans would be classified as accruing. In the event we are unable to reasonably estimate timing and amount of future cash flows, or if the loan is acquired primarily for the rewards of ownership of the underlying collateral, the loan is classified as non-accrual. An acquired loan previously classified by the seller as a troubled debt restructuring is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.

All loans not otherwise classified as purchase credit impaired are recorded at fair value with the discount to contractual value accreted over the life of the loan.

Allowance for Credit Losses - The allowance for credit losses (the “allowance”) is a valuation allowance for probable incurred credit losses in the Company’s loan portfolio.  The allowance is established through a provision for credit losses which is charged to expense.  Additions to the allowance are made to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to come solely from the sale or operation of underlying collateral.
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
When determining the allowance for loan losses on acquired loans, we bifurcate the allowance between legacy loans and acquired loans. Loans remain designated as acquired until either (i) loan is renewed or (ii) loan is substantially modified whereby modification results in a new loan. When determining the allowance on acquired loans, the Company estimates probable incurred credit losses as compared to the Company’s recorded investment, with the recorded investment being net of any unaccreted discounts from the acquisition.
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
The Company segregates the allowance by portfolio segment.  These portfolio segments include commercial, real estate, and consumer loans.  The relative significance of risk considerations vary by portfolio segment. For commercial and real estate loans, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for real estate loans. The primary risk considerations for consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value. The allowance for credit losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet.

Commercial:
Commercial and industrial - Commercial and industrial loans are generally underwritten to existing cash flows of operating businesses.  Additionally, economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Past due payments may indicate the borrower’s capacity to repay their obligations may be deteriorating.
Agricultural land and production - Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

Real Estate:

Owner-occupied commercial real estate - Real estate collateral secured by commercial or professional properties with repayment arising from the owner’s business cash flows.  To meet this classification, the owner’s operation must occupy no less than 50% of the real estate held.  Financial profitability and capacity to meet the cyclical nature of the industry and related real estate market over a significant timeframe is essential.
Real estate construction and other land loans - Land and construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete projects within specified costs and time lines.  Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.
Agricultural real estate - Agricultural loans secured by real estate generally possess a higher inherent risk of loss caused by changes in concentration of permanent plantings, government subsidies, and the value of the U.S. dollar affecting the export of commodities.
Investor commercial real estate - Investor commercial real estate loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans.  Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans.  Trends in vacancy rates of commercial properties impact the credit quality of these loans.  High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flows to service debt obligations.
Other real estate - Primarily loans secured by agricultural real estate for development and production of permanent plantings that have not reached maximum yields.  Also real estate loans where agricultural vertical integration exists in packing and shipping of commodities.  Risk is primarily based on the liquidity of the borrower to sustain payment during the development period.

Consumer:
Equity loans and lines of credit - The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion.  These loans generally possess a lower inherent risk of loss than other real estate portfolio segments.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.  Weak economic trends may indicate that the borrowers’ capacity to repay their obligations may be deteriorating.
Installment and other consumer loans - An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period.  Most installment loans are made directly for consumer purchases. Other consumer loans include credit card and other open ended unsecured consumer loans. Credit cards and open ended unsecured loans generally have a higher rate of default than all other portfolio segments and are also impacted by weak economic conditions and trends.  Credit cards and open ended unsecured loans in homogeneous loan portfolio segments are not evaluated for specific impairment.
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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2016. These risk ratings are also subject to examination by independent specialists engaged by the Company, and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
Pass - A pass loan is a strong credit with no existing or known potential weaknesses deserving of management’s close attention.
Special Mention - A special mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date.  Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
Substandard - A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  Well-defined weaknesses include a project’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the project’s failure to fulfill economic expectations.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
Doubtful - Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification is considered temporary and short term.
Loss - Loans classified as loss are considered uncollectible and charged off immediately.
The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.  Inherent credit risk and qualitative reserve factors are inherently subjective and are driven by the repayment risk associated with each class of loans.

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

Investments in Low Income Housing Tax Credit Funds - The Bank has invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate income tenants throughout California. Our ownership in each limited partnership is less than two percent. In accordance with ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), we elected to account for the investments in qualified affordable housing tax credit funds using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized as part of income tax expense (benefit). Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. The investment in Low Income Housing Tax Credit Funds is reported as part of other assets.

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

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense.
The carrying value of foreclosed assets was $362,000 at December 31, 2016, and is included in other assets on the consolidated balance sheets. No foreclosed assets were recorded at December 31, 2015.

Bank Owned Life Insurance - The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Business Combinations - The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques included discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

Goodwill - Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2016 and 2015 represents the excess of the cost of Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp and Bank of Madera County over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2016, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Intangible Assets - The intangible assets at December 31, 2016 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Sierra Vista Bank in 2016, and the 2013 acquisition of Visalia Community Bank.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2016 and determined no impairment was necessary. Core deposit intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2016, so core deposit intangibles were not required to be retested.

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
The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as cash flows from financing activity in the statement of cash flows.  Excess tax benefits for the years ended December 31, 2016, 2015, and 2014 were $30,000, $6,000, and $7,000, respectively.

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

Recently Issued Accounting Standards:

FASB Accounting Standards Update (ASU) 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. ASU 2016-01 addresses certain aspects of recognition, measurement presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6)

require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Accounting Standards Update (ASU) 2016-02 - Leases - Overall (Subtopic 845): was issued February 2016. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU No. 2016-02. The Company has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this to have a material impact on the Company’s results of operations.

FASB Accounting Standards Update (ASU) 2016-09 - Compensation - Stock Compensation (Subtopic 718): Improvements to Employee Share-Based Payment Accounting, was issued March 2016. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. The Company has evaluated the provisions of ASU No. 2016-09 to determine the potential impact of the new standard and has determined that it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Accounting Standards Update (ASU) 2016-13 - Measurement of Credit Losses on Financial Instruments (Subtopic 326): Financial Instruments - Credit Losses was issued June 2016. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems.

2. ACQUISITION OF SIERRA VISTA BANK

Effective October 1, 2016, the Company acquired Sierra Vista Bank, headquartered in Folsom, California, wherein Sierra Vista Bank, with one branch in Folsom, one branch in Fair Oaks, and one branch in Cameron Park, merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. Sierra Vista Bank’s assets (unaudited) as of October 1, 2016 totaled approximately $155.154 million. The acquired assets and liabilities were recorded at fair value at the date of acquisition. Under the terms of the merger agreement, the Company issued an aggregate of approximately 1.059 million shares of its common stock and cash totaling approximately $9.469 million to the former shareholders of Sierra Vista Bank.
In accordance with GAAP guidance for business combinations, the Company recorded $10.314 million of goodwill and $508,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. Acquisition related costs of $1,782,000 are included in the income statement for the year ended December 31, 2016.
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
The following table summarizes the consideration paid for Sierra Vista Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Merger consideration:
Cash	$9,468
Common stock issued	16,793
Fair Value of Total Consideration Transferred	$26,261

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$22,709
Loans, net	122,533
Core deposit intangible	508
Premises and equipment	586
Federal Home Loan Bank stock	771
Deferred taxes and taxes receivable	4,417
Bank owned life insurance	2,664
Other assets	966
Total assets acquired	155,154
Deposits	138,236
Deposit premium	142
Other liabilities	829
Total liabilities assumed	139,207
Total identifiable net assets	15,947
Goodwill	$10,314

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Loans acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $121,902,000 and $124,396,000, respectively, on the date of acquisition. See Note 5 for discussion of purchased credit impaired loans.

Pro Forma Results of Operations

The accompanying consolidated financial statements include the accounts of Sierra Vista Bank since October 1, 2016. The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2015 after giving effect to certain adjustments. The unaudited pro forma results of operations for the years ended December 31, 2016 and 2015 include the historical accounts of the Company and Sierra Vista Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per-share amounts):

	For the Years Ended December 31,
	2016	2015
Net interest income	$50,491	$46,499
Provision for credit losses	(5,750)	645
Non-interest income	9,930	9,912
Non-interest expense	47,350	40,971
Income before provision for income taxes	18,821	14,795
Provision for income taxes	5,817	3,101
Net income	$13,004	$11,694
Net income available to common shareholders	$13,004	$11,694
Basic earnings per common share	$1.15	$1.07
Diluted earnings per common share	$1.14	$1.06

3.	FAIR VALUE MEASUREMENTS

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
The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,185	$28,185	$—	$—	$28,185
Interest-earning deposits in other banks	10,368	10,368	—	—	10,368
Federal funds sold	15	15	—	—	15
Available-for-sale investment securities	547,749	7,416	540,333	—	547,749
Loans, net	747,302	—	—	761,023	761,023
Federal Home Loan Bank stock	5,594	N/A	N/A	N/A	N/A
Accrued interest receivable	7,885	26	4,517	3,342	7,885
Financial liabilities:
Deposits	1,255,979	1,099,200	156,711	—	1,255,911
Short-term borrowings	400	—	400	—	400
Junior subordinated deferrable interest debentures	5,155	—	—	3,235	3,235
Accrued interest payable	144	—	111	33	144

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$23,339	$23,339	$—	$—	$23,339
Interest-earning deposits in other banks	70,988	70,988	—	—	70,988
Federal funds sold	290	290	—	—	290
Available-for-sale investment securities	477,554	7,536	470,018	—	477,554
Held-to-maturity investment securities	31,712	—	35,142	—	35,142
Loans, net	588,501	—	—	585,737	585,737
Federal Home Loan Bank stock	4,823	N/A	N/A	N/A	N/A
Accrued interest receivable	6,355	27	3,414	2,914	6,355
Financial liabilities:
Deposits	1,116,267	976,433	139,353	—	1,115,786
Junior subordinated deferrable interest debentures	5,155	—	—	3,200	3,200
Accrued interest payable	101	—	76	25	101

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$68,970	$—	$68,970	$—
Obligations of states and political subdivisions	290,299	—	290,299	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	178,221	—	178,221	—
Private label residential mortgage backed securities	2,843	—	2,843	—
Other equity securities	7,416	7,416	—	—
Total assets measured at fair value on a recurring basis	$547,749	$7,416	$540,333	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2016, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2016. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2016.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2016 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Consumer:
Equity loans and lines of credit	$47	$—	$—	$47
Total impaired loans	47	—	—	47
Other repossessed assets	362	—	—	362
Total assets measured at fair value on a non-recurring basis	$409	$—	$—	$409

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2016.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $62,000 with a valuation allowance of $15,000 at December 31, 2016, and a resulting fair value of $47,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
During the year ended December 31, 2016 specific allocation for the allowance for credit losses related to loans carried at fair value was $15,000, compared to none during the year ended December 31, 2015. There were no net charge-offs related to loans carried at fair value at December 31, 2016 and 2015.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2016.
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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2015 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Consumer:
Equity loans and lines of credit	132	—	—	132
Total consumer	132	—	—	132
Total impaired loans	$132	$—	$—	$132
Total assets measured at fair value on a non-recurring basis	$132	$—	$—	$132

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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $166,000 with a valuation allowance of $34,000 at December 31, 2015, and a resulting fair value of $132,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
During the year ended December 31, 2015, there was no provision for credit losses related to loans carried at fair value. During the year ended December 31, 2015, there was no net charge-offs related to loans carried at fair value.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2015

4.	INVESTMENT SECURITIES

The fair value of the available-for-sale investment portfolio reflected an unrealized loss of $891,000 at December 31, 2016 compared to an unrealized gain of $7,474,000 at December 31, 2015. The unrealized (loss)/gain recorded is net of $(375,000) and $3,076,000 in tax (benefits) liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2016 and 2015, respectively.
The following tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$69,005	$242	$(277)	$68,970
Obligations of states and political subdivisions	288,543	6,109	(4,353)	290,299
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	181,785	484	(4,048)	178,221
Private label residential mortgage backed securities	1,807	1,036	—	2,843
Other equity securities	7,500	—	(84)	7,416
	$548,640	$7,871	$(8,762)	$547,749

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$52,803	$315	$(217)	$52,901
Obligations of states and political subdivisions	181,785	6,779	(296)	188,268
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,636	1,042	(1,419)	225,259
Private label residential mortgage backed securities	2,356	1,234	—	3,590
Other equity securities	7,500	36	—	7,536
`	$470,080	$9,406	$(1,932)	$477,554

	December 31, 2015
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$31,712	$3,431	$(1)	$35,142

During 2014, to better manage our interest rate risk, the Company transferred from available-for-sale to held-to-maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrecognized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. During the first quarter of 2016, management sold certain investment securities of which management identified that five of the 13 securities sold were previously designated as held-to-maturity (HTM). Through an oversight during the portfolio restructuring analysis related to this transaction, management unintentionally sold these five HTM securities. The book value of the HTM securities sold was $8.5 million. The gain realized on the sale of the HTM securities was $696,000. As such, management was required to reclassify the remaining HTM securities with a fair value of $23.1 million to the AFS designation. At December 31, 2016 and December 31, 2015 the remaining unaccreted balance of these HTM securities associated with the original transfer from AFS to HTM and included in accumulated other comprehensive income was $0 and $64,000, respectively.
Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2016, 2015, and 2014 are shown below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Available-for-Sale Securities
Proceeds from sales or calls	$167,163	$93,167	$79,757
Gross realized gains from sales or calls	$2,223	$1,715	$1,754
Gross realized losses from sales or calls	$(999)	$(234)	$(850)
Held-to-Maturity Securities
Proceeds from sales and calls	$9,257	$810	$—
Gross realized gains from sales or calls	$696	$14	$—

Losses recognized in 2016, 2015, and 2014 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities which were sold at a loss were acquired when the rate environment was not as volatile. The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to purchase securities that fit with the Company’s current risk profile.
The provision (benefit) for income taxes includes $515,000, $615,000, and $372,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2016, 2015, and 2014, respectively.

Investment securities with unrealized losses at December 31, 2016 and 2015 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$34,586	$(198)	$10,438	$(79)	$45,024	$(277)
Obligations of states and political subdivisions	122,522	(4,353)	—	—	122,522	(4,353)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	118,719	(3,866)	7,666	(182)	126,385	(4,048)
Other equity securities	7,416	(84)	—	—	7,416	(84)
	$283,243	$(8,501)	$18,104	$(261)	$301,347	$(8,762)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$21,348	$(125)	$3,954	$(92)	$25,302	$(217)
Obligations of states and political subdivisions	40,016	(296)	—	—	40,016	(296)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	124,688	(1,109)	16,234	(310)	140,922	(1,419)
	$186,052	$(1,530)	$20,188	$(402)	$206,240	$(1,932)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$1,053	$(1)	$—	$—	$1,053	$(1)

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
As of December 31, 2016, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2016, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2016 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the twelve months ended December 31, 2016. There were no OTTI losses recorded during the twelve months ended December 31, 2015.

U.S. Government Agencies - At December 31, 2016, the Company held 21 U.S. Government agency securities of which seven were in a loss position for less than 12 months and four were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. Government Agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Obligations of States and Political Subdivisions - At December 31, 2016, the Company held 172 obligations of states and political subdivision securities of which 57 were in a loss position for less than 12 months and none were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2016, the Company held 147 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 34 were in a loss position for less than 12 months and nine in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Private Label Residential Mortgage Backed Securities - At December 31, 2016, the Company had a total of 16 PLRMBS with a remaining principal balance of $1,807,000 and a gross and net unrealized gain of approximately $1,036,000.  None of these securities had an unrealized loss at December 31, 2016.  Twelve of these PLRMBS with a remaining principal balance of $2,707,000 had credit ratings below investment grade. The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration.
The following table provides a rollforward for the years ended December 31, 2016 and 2015 of investment securities credit losses recorded in earnings (in thousands). The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	Years ended December 31,
	2016	2015
Beginning balance of credit losses recognized	$747	$747
Amounts related to credit loss for which an OTTI charge was not previously recognized	136	—
Realized losses for securities sold	(9)	—
Ending balance of credit losses recognized	$874	$747

The amortized cost and estimated fair value of investment securities at December 31, 2016 and 2015 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Available-for-Sale		Held-to-Maturity		Available-for-Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—	$—	$—
After one year through five years	15,145	15,484	—	—	12,297	12,695
After five years through ten years	35,667	35,614	—	—	37,376	38,397
After ten years	237,731	239,201	31,712	35,142	132,112	137,176
	288,543	290,299	31,712	35,142	181,785	188,268
Investment securities not due at a single maturity date:
U.S. Government agencies	69,005	68,970	—	—	52,803	52,901
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	181,785	178,221	—	—	225,636	225,259
Private label residential mortgage backed securities	1,807	2,843	—	—	2,356	3,590
Other equity securities	7,500	7,416	—	—	7,500	7,536
	$548,640	$547,749	$31,712	$35,142	$470,080	$477,554

Investment securities with amortized costs totaling $86,418,000 and $116,268,000 and fair values totaling $88,903,000 and $119,773,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2016 and 2015, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2016	% of Total loans	December 31, 2015	% of Total loans
Commercial:
Commercial and industrial	$88,652	11.7%	$102,197	17.1%
Agricultural land and production	25,509	3.4%	30,472	5.1%
Total commercial	114,161	15.1%	132,669	22.2%
Real estate:
Owner occupied	191,665	25.3%	168,910	28.2%
Real estate construction and other land loans	69,200	9.1%	38,685	6.5%
Commercial real estate	184,225	24.3%	117,244	19.6%
Agricultural real estate	86,761	11.5%	74,867	12.5%
Other real estate	18,945	2.7%	10,520	1.8%
Total real estate	550,796	72.9%	410,226	68.6%
Consumer:
Equity loans and lines of credit	64,494	8.5%	42,296	7.1%
Consumer and installment	25,910	3.5%	12,503	2.1%
Total consumer	90,404	12.0%	54,799	9.2%
Net deferred origination costs	1,267		417
Total gross loans	756,628	100.0%	598,111	100.0%
Allowance for credit losses	(9,326)		(9,610)
Total loans	$747,302		$588,501

At December 31, 2016 and 2015, loans originated under Small Business Administration (SBA) programs totaling $16,590,000 and $10,704,000, respectively, were included in the real estate and commercial categories. Approximately

$270,539,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $173,992,000 as of December 31, 2016.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $2,344,000, $2,056,000, and $1,657,000 have been deferred as loan origination costs for the years ended December 31, 2016, 2015, and 2014, respectively.

Purchased Credit Impaired Loans

At December 31, 2016, the Company had loans that were acquired in acquisitions, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. There were no such loans at December 31, 2015.
The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31. The amounts of loans at December 31 are as follows (in thousands):

	December 31,
	2016	2015
Commercial	$612	$—
Outstanding balance	$612	$—
Carrying amount, net of allowance of $0	$612	$—

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
Accretable yield, or income expected to be collected for the year ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Balance at beginning of year	$—	$—	$94
New loans acquired	—	—	—
Accretion of income	—	—	(907)
Reclassification from non-accretable difference	—	—	813
Disposals	—	—	—
Balance at end of year	$—	$—	$—

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	December 31,
	2016	2015
Contractually required payments receivable on PCI loans at acquisition:
Commercial	$982	$—
Total	$982	$—
Cash flows expected to be collected at acquisition	$693	$—
Fair value of acquired loans at acquisition	$631	$—

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows.

	December 31,
	2016	2015
Loans acquired during the year	$631	$—
Loans at the end of the year	$612	$—

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

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$9,610	$8,308	$9,208
(Reversal of) Provision charged to operations	(5,850)	600	7,985
Losses charged to allowance	(883)	(961)	(9,834)
Recoveries	6,449	1,663	949
Balance, end of year	$9,326	$9,610	$8,308

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2016, 2015, and 2014 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2016	$3,562	$5,204	$734	$110	$9,610
(Reversal of ) Provision charged to operations	(6,048)	11	203	(16)	(5,850)
Losses charged to allowance	(621)	—	(262)	—	(883)
Recoveries	5,287	985	177	—	6,449
Ending balance, December 31, 2016	$2,180	$6,200	$852	$94	$9,326

Allowance for credit losses:
Beginning balance, January 1, 2015	$3,130	$4,058	$1,078	$42	$8,308
Provision charged to operations	190	1,114	(772)	68	600
Losses charged to allowance	(802)	—	(159)	—	(961)
Recoveries	1,044	32	587	—	1,663
Ending balance, December 31, 2015	$3,562	$5,204	$734	$110	$9,610

Allowance for credit losses:
Beginning balance, January 1, 2014	$2,444	$5,174	$1,168	$422	$9,208
Provision charged to operations	9,660	(1,447)	152	(380)	7,985
Losses charged to allowance	(9,145)	(183)	(506)	—	(9,834)
Recoveries	171	514	264	—	949
Ending balance, December 31, 2014	$3,130	$4,058	$1,078	$42	$8,308

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2016 and December 31, 2015 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2016	$2,180	$6,200	$852	$94	$9,326
Ending balance: individually evaluated for impairment	$3	$241	$63	$—	$307
Ending balance: collectively evaluated for impairment	$2,177	$5,959	$789	$94	$9,019

Ending balance, December 31, 2015	$3,562	$5,204	$734	$110	$9,610
Ending balance: individually evaluated for impairment	$1	$128	$35	$—	$164
Ending balance: collectively evaluated for impairment	$3,561	$5,076	$699	$110	$9,446

The following table shows the ending balances of loans as of December 31, 2016 and December 31, 2015 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2016	$114,161	$550,796	$90,404	$755,361
Ending balance: individually evaluated for impairment	$487	$4,238	$544	$5,269
Ending balance: collectively evaluated for impairment	$113,674	$546,558	$89,860	$750,092

Loans:
Ending balance, December 31, 2015	$132,669	$410,226	$54,799	$597,694
Ending balance: individually evaluated for impairment	$30	$5,199	$1,470	$6,699
Ending balance: collectively evaluated for impairment	$132,639	$405,027	$53,329	$590,995

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$75,212	$907	$12,533	$—	$88,652
Agricultural land and production	16,562	8,681	266	—	25,509
Real Estate:
Owner occupied	184,987	2,865	3,813	—	191,665
Real estate construction and other land loans	62,538	5,259	1,403	—	69,200
Commercial real estate	179,966	1,548	2,711	—	184,225
Agricultural real estate	49,270	10,390	27,101	—	86,761
Other real estate	18,779	166	—	—	18,945
Consumer:
Equity loans and lines of credit	62,782	95	1,617	—	64,494
Consumer and installment	25,890	—	20	—	25,910
Total	$675,986	$29,911	$49,464	$—	$755,361
The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$77,783	$22,607	$1,807	$—	$102,197
Agricultural land and production	20,422	—	10,050	—	30,472
Real Estate:
Owner occupied	163,570	3,785	1,555	—	168,910
Real estate construction and other land loans	34,916	644	3,125	—	38,685
Commercial real estate	110,833	1,683	4,728	—	117,244
Agricultural real estate	66,347	—	8,520	—	74,867
Other real estate	10,520	—	—	—	10,520
Consumer:
Equity loans and lines of credit	40,332	—	1,964	—	42,296
Consumer and installment	12,488	—	15	—	12,503
Total	$537,211	$28,719	$31,764	$—	$597,694

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$88,652	$88,652	$—	$447
Agricultural land and production	—	—	—	—	25,509	25,509	—	—
Real estate:	—				—	—
Owner occupied	87	—	—	87	191,578	191,665	—	107
Real estate construction and other land loans	—	—	—	—	69,200	69,200	—	—
Commercial real estate	565	—	—	565	183,660	184,225	—	1,082
Agricultural real estate	—	—	—	—	86,761	86,761	—	—
Other real estate	—	—	—	—	18,945	18,945	—	—
Consumer:					—	—
Equity loans and lines of credit	62	48	—	110	64,384	64,494	—	526
Consumer and installment	38	—	—	38	25,872	25,910	—	18
Total	$752	$48	$—	$800	$754,561	$755,361	$—	$2,180

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2015 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$102,197	$102,197	$—	$29
Agricultural land and production	—	—	—	—	30,472	30,472	—	—
Real estate:	—					—
Owner occupied	—	—	—	—	168,910	168,910	—	347
Real estate construction and other land loans	—	—	—	—	38,685	38,685	—	—
Commercial real estate	98	—	—	98	117,146	117,244	—	567
Agricultural real estate	—	—	—	—	74,867	74,867	—	—
Other real estate	—	—	—	—	10,520	10,520	—	—
Consumer:						—
Equity loans and lines of credit	—	166	—	166	42,130	42,296	—	1,457
Consumer and installment	38	—	—	38	12,465	12,503	—	13
Total	$136	$166	$—	$302	$597,392	$597,694	$—	$2,413

The following table shows information related to impaired loans by class at December 31, 2016 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$447	$612	$—
Real estate:
Owner occupied	107	111	—
Commercial real estate	827	967	—
Total real estate	934	1,078	—
Consumer:
Equity loans and lines of credit	167	234	—
Consumer and installment	6	9	—
Total consumer	173	243	—
Total with no related allowance recorded	1,554	1,933	—

With an allowance recorded:
Commercial:
Commercial and industrial	40	40	3
Real estate:
Real estate construction and other land loans	2,222	2,222	79
Commercial real estate	1,082	1,146	162
Total real estate	3,304	3,368	241
Consumer:
Equity loans and lines of credit	359	364	61
Consumer and installment	12	12	2
Total consumer	371	376	63
Total with an allowance recorded	3,715	3,784	307
Total	$5,269	$5,717	$307

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2015 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$1	$—
Real estate:
Owner occupied	166	245	—
Real estate construction and other land loans	3,125	3,125	—
Commercial real estate	1,162	1,302	—
Total real estate	4,453	4,672	—
Consumer:
Equity loans and lines of credit	1,291	1,991	—
Total with no related allowance recorded	5,744	6,664	—

With an allowance recorded:
Commercial:
Commercial and industrial	30	33	1
Real estate:
Owner occupied	180	212	18
Commercial real estate	566	588	110
Total real estate	746	800	128
Consumer:
Equity loans and lines of credit	166	179	33
Consumer and installment	13	15	2
Total consumer	179	194	35
Total with an allowance recorded	955	1,027	164
Total	$6,699	$7,691	$164

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$115	$—	$2,921	$—	$638	$—
Agricultural land and production	42	—	—	—	—	—
Total commercial	157	—	2,921	—	638	—
Real estate:
Owner occupied	162	—	770	231	2,063	2
Real estate construction and other land loans	2,393	196	1,266	79	1,276	24
Commercial real estate	903	55	1,939	—	574	—
Agricultural real estate	173	—	211	—	28	—
Other real estate	—	—	—	—	—	—
Total real estate	3,631	251	4,186	310	3,941	26
Consumer:
Equity loans and lines of credit	598	—	1,858	—	1,826	—
Consumer and installment	41	—	—	—	8	—
Total consumer	639	—	1,858	—	1,834	—
Total with no related allowance recorded	4,427	251	8,965	310	6,413	26
	—
With an allowance recorded:	—
Commercial:						—
Commercial and industrial	441	3	243	—	423	—
Agricultural land and production	104	—	—	—	—	—
Total commercial	545	3	243	—	423	—
Real estate:		—		—		—
Owner occupied	120	—	190	—	264	—
Real estate construction and other land loans	171	—	2,297	—	3,782	267
Commercial real estate	548	—	753	—	214	55
Total real estate	839	—	3,240	—	4,260	322
Consumer:
Equity loans and lines of credit	203	—	328	—	303	—
Consumer and installment	19	—	16	—	27	—
Total consumer	222	—	344	—	330	—
Total with an allowance recorded	1,606	3	3,827	—	5,013	322
Total	$6,033	$254	$12,792	$310	$11,426	$348

Foregone interest on nonaccrual loans totaled $245,000, $340,000, and $716,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2016 and 2015, the Company has a recorded investment in troubled debt restructurings of $3,109,000 and, $5,623,000, respectively. The Company has allocated $82,000 and $1,000 of specific reserves for those loans at December 31, 2016 and 2015, respectively. The Company has committed to lend no additional amounts as of December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.
For the years ended December 31, 2016 and 2015 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2016 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	2	$45	$—	$45	$40

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2015 (dollars in thousands):

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within 12 months following the modification during the years ended December 31, 2016 and 2015.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$1,131	$1,131
Buildings and improvements	6,680	6,680
Furniture, fixtures and equipment	11,521	10,539
Leasehold improvements	4,100	4,005
	23,432	22,355
Less accumulated depreciation and amortization	(14,025)	(13,063)
	$9,407	$9,292

Depreciation and amortization included in occupancy and equipment expense totaled $1,320,000, $1,392,000 and $1,355,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

7.	OTHER REAL ESTATE OWNED

The Company had no other real estate owned (OREO) at December 31, 2016 or December 31, 2015. The table below provides a summary of the change in other real estate owned (OREO) balances for the years ended December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Balance, beginning of year	$—	$—
Additions	—	227
1st lien assumed upon foreclosure	—	121
Dispositions	—	(359)
Write-downs	—	—
Net gain on dispositions	—	11
Balance, end of year	$—	$—

As of December 31, 2016 and December 31, 2015 the Bank had no OREO properties. In 2015, the Bank foreclosed on one property collateralized by real estate. Proceeds from OREO sales totaled $359,000 during 2015. The Company realized $11,000 in net gains from the sale of all properties.

8.  GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$29,917	$29,917	$29,917
Acquired goodwill	10,314	—	—
Impairment	—	—	—
Balance, end of year	$40,231	$29,917	$29,917

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2016 and 2015 was $40,231,000 and 29,917,000, respectively. Total goodwill at December 31, 2016 consisted of $10,314,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the cost of Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2016, so goodwill was not required to be retested.
The intangible assets at December 31, 2016 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Sierra Vista Bank in 2016 of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of ten years from the date of acquisition. At December 31, 2016, the weighted average remaining amortization period is ten years.  The carrying value of intangible assets at December 31, 2016 was $1,383,000, net of $490,000 in accumulated amortization expense.  The carrying value at December 31, 2015 was $1,024,000, net of $1,741,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2016 and determined no impairment was necessary.  Amortization expense recognized was $149,000 for 2016, $320,000 for 2015, and $337,000 for 2014.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2017	$188
2018	188
2019	188
2020	188
2021	188
Thereafter	443
Total	$1,383

9.	DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2016	2015
Savings	$105,098	$81,383
Money market	250,749	239,241
NOW accounts	247,623	227,167
Time, $250,000 or more	39,284	42,149
Time, under $250,000	117,410	97,554
	$760,164	$687,494

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2017	$133,669
2018	15,582
2019	3,506
2020	1,752
2021	1,473
Thereafter	712
$156,694

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Savings	$27	$30	$32
Money market	133	141	174
NOW accounts	290	231	209
Time certificates of deposit	525	546	645
	$975	$948	$1,060

10.	BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2016 and 2015, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.

Approximately $270,539,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $173,992,000 as of December 31, 2016. FHLB advances are also secured by investment securities with amortized costs totaling $584,000 and $750,000 and market values totaling $637,000 and $825,000 at December 31, 2016 and 2015, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2016 and 2015, at interest rates which vary with market conditions. As of December 31, 2016, the Company had $400,000 in Federal funds purchased. The Company had no overnight borrowings outstanding under these credit facilities at December 31, 2015.

Federal Reserve Line of Credit - The Bank has a line of credit in the amount of $9,102,000 and $2,328,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2016 and 2015, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $2,407,000 and $2,578,000 and market values totaling $2,436,000 and $2,598,000, respectively.  At December 31, 2016 and 2015, the Bank had no outstanding borrowings with the FRB.

11.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2016, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2016, the rate was 2.48%.  Interest expense recognized by the Company for the years ended December 31, 2016, 2015, and 2014 was $121,000, $99,000 and $96,000, respectively.

12.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2016, 2015, and 2014 consisted of the following (in thousands):

	Federal	State	Total
2016
Current	$3,720	$605	$4,325
Deferred	1,100	1,492	2,592
Provision for income taxes	$4,820	$2,097	$6,917
2015
Current	$2,945	$570	$3,515
Deferred	(1,208)	275	(933)
Provision for (benefit) from income taxes	$1,737	$845	$2,582
2014
Current	$(125)	$(37)	$(162)
Deferred	(397)	(11)	(408)
Provision for (benefit from) income taxes	$(522)	$(48)	$(570)

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Thus, Management concludes no valuation allowance is necessary against deferred tax assets,

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for credit losses	$3,267	$3,823
Deferred compensation	5,304	5,038
Unrealized loss on available-for-sale investment securities	375	—
Net operating loss carryovers	3,816	75
Bank premises and equipment	—	351
Mark-to-market adjustment	167	96
Other deferred	338	313
Other-than-temporary impairment	273	267
Loan and investment impairment	1,285	721
State Enterprise Zone credit carry-forward	209	1,067
Alternative minimum tax credit	2,438	3,525
Partnership income	114	87
State taxes	297	266
Total deferred tax assets	17,883	15,629
Deferred tax liabilities:
Finance leases	(474)	(921)
Unrealized gain on available-for-sale investment securities	—	(3,076)
Core deposit intangible	(582)	(421)
FHLB stock	(327)	(319)
Loan origination costs	(918)	(664)
Bank premises and equipment	(71)	—
Total deferred tax liabilities	(2,372)	(5,401)
Net deferred tax assets	$15,511	$10,228

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2016, 2015, and 2014 consisted of the following:

	2016	2015	2014
Federal income tax, at statutory rate	35.0%	34.0%	34.0%
State taxes, net of Federal tax benefit	7.0%	4.1%	(0.7)%
Tax exempt investment security income, net	(10.3)%	(15.9)%	(42.2)%
Bank owned life insurance, net	(1.1)%	(2.5)%	(3.9)%
Change in uncertain tax positions	0.1%	0.8%	—%
Other	0.6%	(1.4)%	0.8%
Effective tax rate	31.3%	19.1%	(12.0)%

As of December 31, 2016, the Company had Federal and California net operating loss (“NOL”) carry-forwards of $9,001,000 and $9,442,000, respectively. These NOLs were acquired through business combinations and are subject to IRC 382 and begin expiring in 2028 and 2017, for federal and California purposes, respectively. While they are subject to IRC Section 382, management has determined that all of the NOLs are more than likely than not to be utilized.
At December 31, 2016, the Company had a Federal Alternative Minimum Tax credit of approximately $2,438,000 which does not expire.  The Company had Enterprise Zone Credits of approximately $316,000 which begin expiring in 2023.
The Company and its Subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or California Franchise Tax Board income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S.

federal taxing authorities for the years ended before December 31, 2013 and by the state and local taxing authorities for the years ended before December 31, 2012.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015
Balance, beginning of year	$286	$180
Additions based on tax positions related to prior years	44	106
Reductions for tax positions of prior years	(32)	—
Balance, end of year	$298	$286

This represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does expect the amount of unrecognized tax benefits to decrease in the next 12 months due to closure of statues of limitation s in the taxing jurisdictions.
During the years ended December 31, 2016 and 2015, the Company recorded $44,000 and $106,000, respectively, in interest or penalties related to uncertain tax positions. During the year ended December 31, 2014, the Company did not recognize any interest or penalties related to uncertain tax positions.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $2,300,000, $2,273,000 and $2,391,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2017	$2,350
2018	2,057
2019	1,441
2020	1,274
2021	993
Thereafter	1,425
$9,540

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2016 was $4,575,000.

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $10,645,000 at December 31, 2016.

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
The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2016	2015
Commitments to extend credit	$257,557	$215,952
Standby letters of credit	$1,858	$1,214

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2016 and 2015.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2016, commercial loan commitments represent 55% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 35% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 10% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2016 and 2015, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $125,000 and $150,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2016, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.5% of total loans of which 15.1% were commercial and 81.4% were real-estate-related.
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
Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. For all periods presented, the Bank's ratios exceed the regulatory definition of "well capitalized" under the regulatory framework for prompt correct action and the Company's ratios exceed the required minimum ratios for capital adequacy purposes.
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
In addition, a “capital conversation buffer” is established which, when fully phased-in, will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement will be phased-in between January 1, 2016 and January 1, 2019. The capital conservation buffer as of December 31, 2016 was 0.625%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2016 and 2015.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$122,601	8.75%	$105,825	8.65%
Minimum regulatory requirement	$56,057	4.00%	$48,950	4.00%
Central Valley Community Bank	$121,079	8.64%	$104,878	8.58%
Minimum requirement for “Well-Capitalized” institution	$70,080	5.00%	$61,148	5.00%
Minimum regulatory requirement	$56,064	4.00%	$48,918	4.00%
Common Equity Tier 1 Ratio
Central Valley Community Bancorp and Subsidiary	$120,080	12.48%	$103,152	13.44%
Minimum regulatory requirement	$43,426	4.50%	$34,650	4.50%
Central Valley Community Bank	$121,079	12.59%	$104,878	13.67%
Minimum requirement for “Well-Capitalized” institution	$62,665	6.50%	$50,017	6.50%
Minimum regulatory requirement	$43,383	4.50%	$34,627	4.50%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$122,601	12.74%	$105,825	13.79%
Minimum regulatory requirement	$57,901	6.00%	$46,200	6.00%
Central Valley Community Bank	$121,079	12.59%	$104,878	13.67%
Minimum requirement for “Well-Capitalized” institution	$77,126	8.00%	$61,560	8.00%
Minimum regulatory requirement	$57,845	6.00%	$46,170	6.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$132,052	13.72%	$115,466	15.04%
Minimum regulatory requirement	$77,202	8.00%	$61,601	8.00%
Central Valley Community Bank	$130,530	13.57%	$114,513	14.93%
Minimum requirement for “Well-Capitalized” institution	$96,408	10.00%	$76,949	10.00%
Minimum regulatory requirement	$77,126	8.00%	$61,560	8.00%

Dividends - During 2016, the Bank declared and paid cash dividends to the Company in the amount of $13,010,000 in connection with the SVB acquisition, and cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. The Company declared and paid a total of $2,715,000 or $0.24 per common share cash dividend to shareholders of record during the year ended December 31, 2016.

During 2015, the Bank declared and paid cash dividends to the Company in the amount of $2,260,000, connection with cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $1,979,000 or $0.18 per common share cash dividend to shareholders of record during the year ended December 31, 2015.
During 2014, the Bank declared and paid cash dividends to the Company in the amount of $2,350,000, in connection with the cash dividends approved by the Company’s Board of Directors. The Company declared and paid a total of $2,190,000 or $0.20 per common share cash dividend to shareholders of record during the year ended December 31, 2014.
The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2016, $15,257,000 of the Bank’s retained earnings were free of these restrictions.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Basic Earnings Per Common Share:
Net income	$15,182	$10,964	$5,294
Weighted average shares outstanding	11,331,166	10,931,927	10,919,235
Net income per common share	$1.34	$1.00	$0.48
Diluted Earnings Per Common Share:
Net income	$15,182	$10,964	$5,294
Weighted average shares outstanding	11,331,166	10,931,927	10,919,235
Effect of dilutive stock options and warrants	104,283	83,836	80,703
Weighted average shares of common stock and common stock equivalents	11,435,449	11,015,763	10,999,938
Net income per diluted common share	$1.33	$1.00	$0.48

No outstanding options and restricted stock awards were anti-dilutive at December 31, 2016. Outstanding options and restricted stock of 26,704 and 170,585 were not factored into the calculation of dilutive stock options at December 31, 2015, and 2014, respectively, because they were anti-dilutive.

15.	SHARED-BASED COMPENSATION

On December 31, 2016, the Company had three share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
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
In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The 2015 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, there are 829,200 shares remain reserved for future grants as of December 31, 2016.

For the years ended December 31, 2016, 2015, and 2014, the compensation cost recognized for share-based compensation was $284,000, $238,000, and $173,000, respectively. The recognized tax benefit for share-based compensation expense was $44,000, $14,000, and $12,000 for 2016, 2015, and 2014, respectively.

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
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2016, 2015 and 2014 from any of the Company’s stock based compensation plans.
A summary of the combined activity of the Plans for the year ended December 31, 2016 follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	240,695	$6.83
Options exercised	(35,280)	$6.55
Options forfeited	(3,200)	$8.77
Options outstanding at December 31, 2016	202,215	$6.87	3.26	$2,647
Options vested or expected to vest at December 31, 2016	201,347	$6.87	3.25	$2,636
Options exercisable at December 31, 2016	187,105	$6.78	3.06	$2,466

Information related to the stock option plan during each year follows (in thousands):

	2016	2015	2014
Intrinsic value of options exercised	$235	$42	$45
Cash received from options exercised	$231	$60	$55
Excess tax benefit realized for option exercises	$30	$6	$7

As of December 31, 2016, there was $32,000 of total unrecognized compensation cost related to non-vested stock options granted under all Plans. The cost is expected to be recognized over a weighted average period of 0.70 years. The total fair value of options vested was $15,220 and $91,000 for the years ended December 31, 2016 and 2015, respectively.

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
The following table summarizes restricted stock activity for the year ended December 31, 2016 as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2016	53,028	$12.34
Granted	54,650	$14.10
Vested	(12,438)	$12.38
Forfeited	(1,739)	$12.95
Nonvested outstanding shares at December 31, 2016	93,501	$13.35

During the years ended December 31, 2016, 2015, and 2014, 54,650, 9,268, and 57,330 shares of restricted common stock were granted from outstanding grants under the 2005 and 2015 Plans. The restricted common stock had a weighted average fair value of $14.10, $10.79, and $12.68 per share on the date of grant during the years ended December 31, 2016 and

2015, respectively. These restricted common stock awards vest 20% after Year 1. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of December 31, 2016, there were 93,501 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $235,000 for the year ended December 31, 2016, $161,000 for the year ended December 31, 2015, and $82,000 for the year ended December 31, 2014.
As of December 31, 2016, there was $1,035,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 3.74 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,866,000 at December 31, 2016.

16.	EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $380,000 and $270,000 to the profit sharing plan in 2016 and 2015, respectively.  There was no contribution by the Bank to the profit sharing plan in 2014.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2016, 2015, and 2014, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2016, 2015, and 2014, the Bank made matching contributions totaling $604,000, $585,000, and $499,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.09% at December 31, 2016).  At December 31, 2016 and 2015, the total net deferrals included in accrued interest payable and other liabilities were $3,440,000 and $3,238,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,297,000 and $3,949,000 and at December 31, 2016 and 2015, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2016, 2015, and 2014, was $83,000, $105,000, and $103,000, respectively.
In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.09% at December 31, 2016).  At December 31, 2016, the total net deferrals included in accrued interest payable and other liabilities were $52,000. No deferrals were made during the year ended December 31, 2015.

Salary Continuation Plans - The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 15 years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2016, 2015, and 2014, totaled $489,000, $447,000, and $537,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $5,572,000 and $5,419,000 at December 31, 2016 and 2015, respectively.
In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $6,196,000 and $6,037,000 at December 31, 2016 and 2015, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2016, 2015, and 2014 totaled $159,000, $167,000, and $166,000, respectively.
In connection with the acquisition of Service 1st Bank and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of Service 1st and VCB .  The liability relates to change in control benefits associated with Service 1st’s and VCB’s salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2016 and 2015, the total amount of the liability was $2,788,000 and $2,822,000, respectively.  Expense recognized by the Bank in 2016, 2015 and 2014 associated with these plans was $120,000, $78,000, and $233,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $11,014,000, and $10,716,000 at December 31, 2016 and 2015, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2016, 2015, and 2014, was $298,000, $194,000, and $345,000, respectively.
The current annual tax-free interest rate on all life insurance policies is 4.14%.

17.	LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2016	$6,406
Disbursements	1,501
Amounts repaid	(1,182)
Balance, December 31, 2016	$6,725

Undisbursed commitments to related parties, December 31, 2016	$1,807

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2016 and 2015

(In thousands)	2016	2015
ASSETS
Cash and cash equivalents	$887	$584
Investment in Bank subsidiary	167,666	143,531
Other assets	790	454
Total assets	$169,343	$144,569
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	155	91
Total liabilities	5,310	5,246
Shareholders’ equity:
Common stock	71,645	54,424
Retained earnings	92,904	80,437
Accumulated other comprehensive (loss) income, net of tax	(516)	4,462
Total shareholders’ equity	164,033	139,323
Total liabilities and shareholders’ equity	$169,343	$144,569

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2016, 2015, and 2014

(In thousands)	2016	2015	2014
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$13,010	$2,260	$2,350
Other income	4	3	3
Total income	13,014	2,263	2,353
Expenses:
Interest on junior subordinated deferrable interest debentures	121	99	96
Professional fees	133	156	187
Other expenses	779	411	389
Total expenses	1,033	666	672
Income before equity in undistributed net income of Subsidiary	11,981	1,597	1,681
Equity in undistributed net income of Subsidiary, net of distributions	2,852	9,080	3,325
Income before income tax benefit	14,833	10,677	5,006
Benefit from income taxes	349	287	288
Income available to common shareholders	$15,182	$10,964	$5,294

Comprehensive income	$10,204	$10,049	$12,957

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015, and 2014

(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$15,182	$10,964	$5,294
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(2,852)	(9,080)	(3,325)
Stock-based compensation	284	238	173
Tax benefit from exercise of stock options	(30)	(6)	(7)
Net (increase) decrease in other assets	(405)	50	(50)
Net increase (decrease) in other liabilities	64	(32)	34
Benefit from deferred income taxes	98	(5)	(8)
Net cash provided by operating activities	12,341	2,129	2,111
Cash flows used in investing activities:
Investment in subsidiary	(9,584)	—	—
Cash flows from financing activities:
Cash dividend payments on common stock	(2,715)	(1,979)	(2,190)
Proceeds from exercise of stock options	231	60	55
Tax benefit from exercise of stock options	30	6	7
Net cash used in financing activities	(2,454)	(1,913)	(2,128)
Increase (decrease) in cash and cash equivalents	303	216	(17)
Cash and cash equivalents at beginning of year	584	368	385
Cash and cash equivalents at end of year	$887	$584	$368

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$112	$97	$194
Non-cash investing and financing activities:
Common stock issued in Sierra Vista Bank acquisition	$16,678	$—	$—

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(In thousands, except per share amounts)

	Q4 2016	Q3 2016	Q2 2016	Q1 2016	Q4 2015	Q3 2015	Q2 2015	Q1 2015
Net interest income	$12,773	$10,995	$11,208	$10,604	$10,638	$10,352	$10,065	$9,720
(Reversal of) Provision for credit losses	—	(1,000)	(4,600)	(250)	—	100	500	—
Net interest income after provision for credit losses	12,773	11,995	15,808	10,854	10,638	10,252	9,565	9,720
Other non-interest income	2,154	1,849	2,094	1,574	1,842	1,722	2,364	1,965
Net realized gains on investment securities	84	286	420	1,130	37	—	732	726
Total non-interest expense	10,913	9,655	9,377	8,977	9,003	9,028	8,697	9,288
Provision for (benefit from) income taxes	1,492	1,361	2,887	1,177	611	429	886	657
Net income	$2,606	$3,114	$6,058	$3,404	$2,903	$2,517	$3,078	$2,466
Net income available to common shareholders	$2,606	$3,114	$6,058	$3,403	$2,903	$2,517	$3,078	$2,466
Basic earnings per share	$0.21	$0.28	$0.55	$0.31	$0.27	$0.23	$0.28	$0.23
Diluted earnings per share	$0.21	$0.28	$0.55	$0.31	$0.26	$0.23	$0.28	$0.22
The results for the fourth quarter 2016 include the results of the assets and liabilities acquired from Sierra Vista Bank in addition to the continued organic growth of the Company.

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

See “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” as set forth on page 57.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of Crowe Horwath LLP on the Company’s internal control over financial reporting is set forth on page 58.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 29, 2017	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 29, 2017	By:	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

ITEM 9B -	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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
Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2016 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

ITEM 11 -	EXECUTIVE COMPENSATION.

The information required by this Item can be found in the Company’s Definitive Proxy Statement under the captions “Executive Compensation” which section of the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 58 through 107.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) EXHIBITS

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report

(a)  EXHIBITS

See Index to Exhibits of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 29, 2017	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 29, 2017	By:	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James M. Ford		Date: March 29, 2017
James M. Ford,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross		Date: March 29, 2017
David A. Kinross,
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

Daniel J. Doyle *		Date: March 29, 2017
Daniel J. Doyle,
Chairman of the Board and Director

Daniel N. Cunningham *		Date: March 29, 2017
Daniel N. Cunningham, Lead Independent Director

Edwin S. Darden *		Date: March 29, 2017
Edwin S. Darden, Director

F.T. “Tommy” Elliott, IV *		Date: March 29, 2017
F.T. “Tommy” Elliott, IV, Director

Gary D. Gall *		Date: March 29, 2017
Gary D. Gall, Director

Steven D. McDonald *		Date: March 29, 2017
Steven D. McDonald, Director

Louis McMurray *		Date: March 29, 2017
Louis McMurray, Director

William S. Smittcamp *		Date: March 29, 2017
William S. Smittcamp, Director

* By	/s/ James M. Ford	Date: March 29, 2017
James M. Ford, as Attorney-in-fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

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

2.3	Agreement and Plan of Reorganization and Merger dated December 19, 2012, by and among Central Valley Community Bancorp, Central Valley Community Bank and Visalia Community Bank (24).

3.1	Certificate of Determination for Preferred Stock incorporated by reference to Exhibit 3.1 to Registrant's Report on Form 8-K dated August 22, 2011.

3.1.1	Articles of Incorporation of the Company. (1)

3.1.2	Certificate of Amendment of Articles of Incorporation, dated June 28, 2000. (2)

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

3.2	Bylaws of the Company as amended to date. (25)

4.1	[reserved]

4.2	[reserved]

4.3	Indenture, dated as of August 17, 2006 between Service 1st Bancorp, as Issuer, and the Wells Fargo Bank, National Association, as trustee.

4.4
Declaration of Trust for Service 1st Capital Trust I, dated as of August 17, 2006, between Wells Fargo Bank, National Association as trustee, and Central Valley Community Bancorp as successor through merger to Service 1st Bancorp.

9	N/A

10.1	Central Valley Community Bancorp 2000 Stock Option Plan. (3) *

10.2	Central Valley Community Bancorp Incentive Stock Option Agreement. (2) *

10.3	Central Valley Community Bancorp Non-Statutory Stock Option Agreement. (2) *

10.4	Clovis Community Bank 1992 Stock Option Plan. (4) *

10.5	Clovis Community Bank Incentive Stock Option Agreement. (2) *

10.6	Clovis Community Bank Non-Statutory Stock Option Agreement. (2) *

10.7	Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.8	Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.9	Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997. (2) *

10.10	Deferred Fee Agreement by and between Clovest Corporation and Daniel N. Cunningham. (2) *

10.11	Salary Continuation Agreements by and between Service 1st Bank and Patrick J. Carman effective August 22, 2008, as amended

10.12	Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray. (2) *

10.13	[reserved]

10.14	Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp. (2) *

10.15	Clovis Community Bank 1999 Management Committee Incentive Plan. (2) *

10.16	Employment Agreement by and between Clovis Community Bank and Daniel J. Doyle dated May 11, 1998. (2) *

10.17	[reserved]

10.18	[reserved]

10.19	Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000. (2)*

10.20	[reserved]

10.21	Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000. (2) *

10.22	[reserved]

10.23	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham. (2)*

10.24	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald. (2) *

10.25	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray. (2) *

10.26	Clovis Community Bank Amended and Restated Deferred Fee Agreement for Wanda Lee Rogers. (2) *

10.27	Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp. (2) *

10.28	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000. (2) *

10.29	[reserved]

10.30	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000. (3) *

10.31	[reserved]

10.32	[reserved]

10.33	[reserved]

10.34	Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001. (6) *

10.35	Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001. (6) *

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

10.53	[reserved]

10.54	Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005. (14)*

10.55	[reserved]

10.56	[reserved]

10.57
Form of Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry and Tom Sommer effective February 1, 2005. (14)*

10.58	[reserved]

10.59	Exhibit B to Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005. (14)*

10.60	[reserved]

10.61	[reserved]

10.62	Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005. (14)*

10.63	[reserved]

10.64	Central Valley Community Bancorp 2005 Omnibus Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Def 14A proxy statement filed April 5, 2005.*

10.65	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006.(15)*

10.66	Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006. (15)*

10.67	Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006. (16)*

10.68	Amended and Restated Executive Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006. (16)*

10.69	[reserved]

10.70	[reserved]

10.71	[reserved]

10.72	[reserved]

10.73	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007. (16)*

10.74	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007. (16)*

10.75	[reserved]

10.76	[reserved]

10.77	Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007. (16)*

10.78	Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007. (16)*

10.79	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008.(17)*

10.80	Executive Salary Continuation Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008. (17)*

10.81	Form of Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and David Kinross, Tom Sommer, Lydia Shaw and Gary Quisenberry. (17)*

10.82	Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and Daniel J. Doyle. (17)*

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

10.84	[reserved]

10.85	Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry. (19)*

10.86	[reserved]

10.87	[reserved]

10.88	[reserved]

10.89	Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*

10.90	Second Amended and Restated Life Insurance Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle. (20)*
10.91	Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.92	Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw. (21)*

10.93	Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.94	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross. (21)*

10.95	Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.96	Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry. (21)*

10.97	[reserved]

10.98	[reserved]

10.99	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp. (22)*

10.100	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham. (22)*

10.101	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray. (22)*

10.102	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald. (22)*

10.103	Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Edwin S. Darden. (22)*

10.104	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham. (23)*

10.105	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Edwin S. Darden. (23)*

10.106	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray. (23)*

10.107	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald. (23)*

10.108	Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp. (23)*

10.109	Employment Agreement by and between Central Valley Community Bank and James M. Ford dated January 23, 2014. (23) *

10.110	Executive Salary Continuation Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014

10.111	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014

10.112	Restricted Stock Agreement by and between Central Valley Community Bancorp and James M. Ford, dated March 19, 2014

10.113	Central Valley Community Bank Executive Deferred Compensation Plan dated October 21, 2015. (26) *

10.114	Central Valley Community Bancorp 2015 Omnibus Incentive Plan dated May 20, 2015.

21	Subsidiaries.

22	N/A

23	Consent of Crowe Horwath LLP

24	Power of Attorney

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

(1)	Filed as Exhibit 3.1.1 to the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the 2000 Form 10-KSB) and incorporated herein by reference.

(2)	Filed as Exhibits to the 2000 Form 10-KSB and incorporated herein by reference.

(3)	Attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8 filed December 21, 2000 by the Registrant (the 2000 Plan S-8 Registration Statement) and incorporated herein by reference.

(4)	Attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8 filed November 20, 2000 by the Registrant (the 1992 Plan S-8 Registration Statement) and incorporated herein by reference.

(5)	[reserved]

(6)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

(7)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as Exhibit 10.41 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 and incorporated herein by reference.

(9)	Filed as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

(10)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 and incorporated herein by reference.

(11)	Filed as Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended September, 30 2003 and incorporated herein by reference.

(12)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

(13)	Filed as Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 2004, filed March 24, 2005 and incorporated herein by reference.

(14)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005 and incorporated herein by reference.

(15)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006 and incorporated herein by reference.

(16)	Filed as Exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 28, 2007 and incorporated herein by reference

(17)	Filed as Exhibits to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference

(18)	[reserved]

(19)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference.

(20)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(21)	Filed as Exhibit to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.

(22)	Filed as Exhibits to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

(23)	Filed as Exhibits to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.

(24)	Filed as Exhibit to Registration Statement on Form S-4 No. 333-187260, filed March 14, 2013.

(25)	Filed as Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31,2016, and incorporated herein by reference.

(26)	Filed as Exhibit to Annual Report on Form 10K for the year ended December 31, 2015, filed March 15, 2016 and incorporated herein by reference.