Form 10-Q
period 2017-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2017-05-08
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Small reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 5, 2017 there were 12,212,410 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2017 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2017	December 31, 2016

ASSETS
Cash and due from banks	$24,345	$28,185
Interest-earning deposits in other banks	45,161	10,368
Federal funds sold	22	15
Total cash and cash equivalents	69,528	38,568
Available-for-sale investment securities (Amortized cost of $526,678 at March 31, 2017 and $548,640 at December 31, 2016)	529,240	547,749
Loans, less allowance for credit losses of $9,214 at March 31, 2017 and $9,326 at December 31, 2016	755,176	747,302
Bank premises and equipment, net	9,162	9,407
Bank-owned life insurance	23,337	23,189
Federal Home Loan Bank stock	5,594	5,594
Goodwill	40,311	40,231
Core deposit intangibles	1,336	1,383
Accrued interest receivable and other assets	25,850	29,900
Total assets	$1,459,534	$1,443,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$469,715	$495,815
Interest bearing	797,601	760,164
Total deposits	1,267,316	1,255,979

Short-term borrowings	—	400
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	16,935	17,756
Total liabilities	1,289,406	1,279,290
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 12,198,580 at March 31, 2017 and 12,143,815 at December 31, 2016	72,219	71,645
Retained earnings	96,424	92,904
Accumulated other comprehensive income (loss), net of tax	1,485	(516)
Total shareholders’ equity	170,128	164,033
Total liabilities and shareholders’ equity	$1,459,534	$1,443,323

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended Ended March 31,
(In thousands, except share and per share amounts)	2017	2016
INTEREST INCOME:
Interest and fees on loans	$10,090	$7,733
Interest on deposits in other banks	75	74
Interest and dividends on investment securities:
Taxable	1,303	1,523
Exempt from Federal income taxes	2,122	1,523
Total interest income	13,590	10,853
INTEREST EXPENSE:
Interest on deposits	245	221
Interest on junior subordinated deferrable interest debentures	33	29
Other	4	—
Total interest expense	282	250
Net interest income before provision for credit losses	13,308	10,603
(REVERSAL OF) PROVISION FOR CREDIT LOSSES	(100)	(250)
Net interest income after provision for credit losses	13,408	10,853
NON-INTEREST INCOME:
Service charges	798	749
Appreciation in cash surrender value of bank-owned life insurance	148	145
Interchange fees	324	279
Net realized gains on sales of investment securities	482	1,130
Other-than-temporary impairment loss on investment securities	—	(136)
Federal Home Loan Bank dividends	128	97
Loan placement fees	91	191
Other income	275	249
Total non-interest income	2,246	2,704
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,855	5,254
Occupancy and equipment	1,179	1,207
Professional services	420	336
Data processing	424	347
Regulatory assessments	175	143
ATM/Debit card expenses	166	122
License and maintenance contracts	146	132
Directors’ expenses	229	171
Advertising	170	159
Internet banking expense	169	161
Amortization of core deposit intangibles	47	34
Other	1,133	910
Total non-interest expenses	10,113	8,976
Income before provision for income taxes	5,541	4,581
Provision for income taxes	1,291	1,178
Net income	$4,250	$3,403
Earnings per common share:
Basic earnings per share	$0.35	$0.31
Weighted average common shares used in basic computation	12,167,810	10,953,845
Diluted earnings per share	$0.35	$0.31
Weighted average common shares used in diluted computation	12,317,579	11,040,790
Cash dividend per common share	$0.06	$0.06

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended Ended March 31,
(In thousands)	2017	2016
Net income	$4,250	$3,403
Other Comprehensive Income:
Unrealized gains on securities:
Unrealized holdings gains arising during the period	3,935	4,002
Less: reclassification for net gains included in net income	482	434
Less: reclassification for other-than-temporary impairment loss included in net income	—	(136)
Transfer of investment securities from held-to-maturity to available-for-sale	—	2,647
Amortization of net unrealized gains transferred	—	(64)
Other comprehensive income, before tax	3,453	6,015
Tax expense related to items of other comprehensive income	(1,452)	(2,502)
Total other comprehensive income	2,001	3,513
Comprehensive income	$6,251	$6,916

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended Ended March 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,250	$3,403
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	267	(293)
Depreciation	332	349
Accretion	(218)	(301)
Amortization	2,201	1,995
Stock-based compensation	203	52
Excess tax benefit from exercise of stock options	—	(5)
(Reversal of) provision for credit losses	(100)	(250)
Other than temporary impairment losses on investment securities	—	136
Net realized gains on sales of available-for-sale investment securities	(482)	(434)
Net realized gains on sales of held-to-maturity securities	—	(696)
Increase in bank-owned life insurance, net of expenses	(148)	(145)
Net decrease in accrued interest receivable and other assets	2,192	54
Net (decrease) increase in accrued interest payable and other liabilities	(821)	1,139
Benefit (provision) for deferred income taxes	298	(723)
Net cash provided by operating activities	7,974	4,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(14,947)	(34,357)
Proceeds from sales or calls of available-for-sale investment securities	24,922	15,654
Proceeds from sales or calls of held-to-maturity investment securities	—	9,257
Proceeds from maturity and principal repayments of available-for-sale investment securities	10,561	12,384
Net increase in loans	(8,041)	(9,821)
Purchases of premises and equipment	(87)	(59)
Net cash provided by (used in) investing activities	12,408	(6,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	23,260	(6,461)
Net decrease in time deposits	(11,923)	(6,327)
Repayments of borrowings from other financial institutions	(400)	—
Proceeds from exercise of stock options	371	143
Excess tax benefit from exercise of stock options	—	5
Cash dividend payments on common stock	(730)	(660)
Net cash provided by (used in) financing activities	10,578	(13,300)
Increase (decrease) in cash and cash equivalents	30,960	(15,961)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,568	94,617
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,528	$78,656

	For the Quarter Ended Ended March 31,
(In thousands)	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$290	$249
Income taxes	$70	$690
Non-cash investing and financing activities:
Transfer of securities from held-to-maturity to available-for-sale	$—	$23,131,000
Unrealized gain on transfer of securities from held-to-maturity to available-for-sale	$—	$526,000
Sale of available-for-sale investment securities, not yet settled	$—	$9,699
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2016 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2017, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2017 and 2016 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Impact of New Financial Accounting Standards:

FASB Accounting Standards Update (ASU) 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s financial position, results of operations or its cash flows.

FASB Accounting Standards Update (ASU) 2016-02 - Leases - Overall (Subtopic 845): was issued February 2016. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management is in the process of evaluating the impacts of the update on the Company’s financial position and does not expect the requirements of the update to have a material impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the provisions of ASU No. 2016-02 and has determined that the provisions of ASU No. 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this to have a material impact on the Company’s results of operations.

FASB Accounting Standards Update (ASU) 2016-09 - Compensation - Stock Compensation (Subtopic 718): Improvements to Employee Share-Based Payment Accounting, was issued March 2016. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” including the election to continue to treat option forfeitures on an expected basis and to provide cash flow disclosures on a prospective basis. During the three months ended March 31, 2017 the adoption of this standard resulted in the recognition of $92,000 in excess tax benefits related to the exercise of stock options during the period.

FASB Accounting Standards Update (ASU) 2016-13 - Measurement of Credit Losses on Financial Instruments (Subtopic 326): Financial Instruments - Credit Losses, commonly referred to as “CECL,” was issued June 2016. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public business entities that are SEC filers, the amendments of the update will become effective beginning January 1, 2020. While the Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

FASB Accounting Standards Update (ASU) 2017-04 - Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment, was issued January 2017. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers the amendments of the update will become effective in fiscal years beginning after December 15, 2019.

FASB Accounting Standards Update (ASU) 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued March 2017. The provisions of the update require premiums recognized upon the purchase of callable debt securities to be amortized to the earliest call date in order to avoid losses recognized upon call. For public business entities that are SEC filers the amendments of the update will become effective in fiscal years beginning after December 15, 2018. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  ACQUISITION OF SIERRA VISTA BANK

Effective October 1, 2016, the Company acquired Sierra Vista Bank, headquartered in Folsom, California, wherein Sierra Vista Bank, with one branch in Folsom, one branch in Fair Oaks, and one branch in Cameron Park, merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. Sierra Vista Bank’s assets as of October 1, 2016 totaled approximately $155.154 million. The acquired assets and liabilities were recorded at fair value at the date of acquisition. Under the terms of the merger agreement, the Company issued an aggregate of approximately 1.059 million shares of its common stock and cash totaling approximately $9.469 million to the former shareholders of Sierra Vista Bank.
In accordance with GAAP guidance for business combinations, the Company recorded $10.314 million of goodwill and $508,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the three-month period ended March 31, 2017, the Company determined that a measurement adjustment was appropriate which resulted in an $80,000 increase to goodwill.
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

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2015 after giving effect to certain adjustments. The unaudited pro forma results of operations for the three months ended March 31, 2016 include the historical accounts of the Company and Sierra Vista Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per-share amounts):

Pro Forma Results of Operations	For the Quarter Ended Ended March 31,
(In thousands, except per share amounts)	2016
Net interest income	$12,185
(Reversal of) Provision for credit losses	(200)
Non-interest income	2,803
Non-interest expense	10,391
Income before provision for income taxes	4,797
Provision for income taxes	1,275
Net income	$3,522
Net income available to common shareholders	$3,522
Basic earnings per common share	$0.32
Diluted earnings per common share	$0.32

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

	March 31, 2017
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,345	$24,345	$—	$—	$24,345
Interest-earning deposits in other banks	45,161	45,161	—	—	45,161
Federal funds sold	22	22	—	—	22
Available-for-sale investment securities	529,240	7,416	521,824	—	529,240
Loans, net	755,176	—	—	757,064	757,064
Federal Home Loan Bank stock	5,594	N/A	N/A	N/A	N/A
Accrued interest receivable	6,219	19	3,639	2,561	6,219
Financial liabilities:
Deposits	1,267,316	1,122,414	144,814	—	1,267,228
Short-term borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	5,155	—	—	3,290	3,290
Accrued interest payable	137	—	104	33	137

	December 31, 2016
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,185	$28,185	$—	$—	$28,185
Interest-earning deposits in other banks	10,368	10,368	—	—	10,368
Federal funds sold	15	15	—	—	15
Available-for-sale investment securities	547,749	7,416	540,333	—	547,749
Loans, net	747,302	—	—	761,023	761,023
Federal Home Loan Bank stock	5,594	N/A	N/A	N/A	N/A
Accrued interest receivable	7,885	26	4,517	3,342	7,885
Financial liabilities:
Deposits	1,255,979	1,099,200	156,711	—	1,255,911
Short-term borrowings	400	—	400	—	400
Junior subordinated deferrable interest debentures	5,155	—	—	3,235	3,235
Accrued interest payable	144	—	111	33	144

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2017:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of March 31, 2017 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$66,538	$—	$66,538	$—
Obligations of states and political subdivisions	269,935	—	269,935	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	182,643	—	182,643	—
Private label residential mortgage backed securities	2,708	—	2,708	—
Other equity securities	7,416	7,416	—	—
Total assets measured at fair value on a recurring basis	$529,240	$7,416	$521,824	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2017, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the three months ended March 31, 2017. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2017.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2017 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Assets:
Other repossessed assets	$262	$—	$—	$262
Total assets measured at fair value on a non-recurring basis	$262	$—	$—	$262

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the three month period ended March 31, 2017.
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
As of March 31, 2017 no impaired loans were required to be reported at fair value. During the three months ended March 31, 2017, specific allocation for the allowance for credit losses related to loans carried at fair value was $0 compared to $635,000 during 2016 related to loans carried at fair value. There were no charge-offs related to loans carried at fair value at March 31, 2017 and 2016. In 2017, other repossessed assets were recorded at their estimated fair value of $262,000. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2017.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2016:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2016 (in thousands).

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
There were no Level 3 assets measured at fair value on a recurring basis at or during the year ended December 31, 2016. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2016.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2016 (in thousands).

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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $62,000 with a valuation allowance of $15,000 at December 31, 2016, resulting in fair value of $47,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
During the year ended December 31, 2016 specific allocation for the allowance for credit losses related to loans carried at fair value was $15,000. During the year ended December 31, 2016, there was no net charge-offs related to loans carried at fair value.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2016.
Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of March 31, 2017, $105,494,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $2,562,000 at March 31, 2017 compared to an unrealized loss of $891,000 at December 31, 2016. The unrealized gain recorded is net of $1,077,000 and $(375,000) in tax liabilities (benefits) as accumulated other comprehensive income within shareholders’ equity at March 31, 2017 and December 31, 2016, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2017
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$66,472	$258	$(192)	$66,538
Obligations of states and political subdivisions	265,764	7,017	(2,846)	269,935
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	185,219	532	(3,108)	182,643
Private label residential mortgage backed securities	1,723	985	—	2,708
Other equity securities	7,500	—	(84)	7,416
Total available-for-sale	$526,678	$8,792	$(6,230)	$529,240

	December 31, 2016
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$69,005	$242	$(277)	$68,970
Obligations of states and political subdivisions	288,543	6,109	(4,353)	290,299
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	181,785	484	(4,048)	178,221
Private label residential mortgage backed securities	1,807	1,036	—	2,843
Other equity securities	7,500	—	(84)	7,416
Total available-for-sale	$548,640	$7,871	$(8,762)	$547,749

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2017 and 2016 are shown below (in thousands):

	For the Quarter Ended Ended March 31,
Available-for-Sale Securities	2017	2016
Proceeds from sales or calls	$24,922	$25,353
Gross realized gains from sales or calls	732	545
Gross realized losses from sales or calls	(250)	(111)

	For the Quarter Ended Ended March 31,
Held-to-Maturity Securities	2017	2016
Proceeds from sales or calls	$—	$9,257
Gross realized gains from sales or calls	—	696

During 2014, to better manage our interest rate risk, the Company transferred from available-for-sale to held-to-maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrecognized gain of approximately $163,000.  This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity. During the first quarter of 2016, management sold certain investment securities of which management identified that five of the 13 securities sold were previously designated as held-to-maturity (HTM). Through an oversight during the portfolio restructuring analysis related to this transaction, management unintentionally sold these five HTM securities. The book value of the HTM securities sold was $8.5 million. The gain realized on the sale of the HTM securities was $696,000. As such, management was required to reclassify the remaining HTM securities with a fair value of $23.1 million to the available-for-sale designation.

Losses recognized in 2017 and 2016 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  As market interest rates or risks associated with a security's issuer continue to change and impact the actual or perceived values of investment securities, management may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
The provision for income taxes includes $203,000 and $465,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the three months ended March 31, 2017 and 2016, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$16,341	$(61)	$21,667	$(131)	$38,008	$(192)
Obligations of states and political subdivisions	95,913	(2,846)	—	—	95,913	(2,846)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	114,660	(2,963)	6,946	(145)	121,606	(3,108)
Other equity securities	7,416	(84)	—	—	7,416	(84)
Total available-for-sale	$234,330	$(5,954)	$28,613	$(276)	$262,943	$(6,230)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$34,586	$(198)	$10,438	$(79)	$45,024	$(277)
Obligations of states and political subdivisions	122,522	(4,353)	—	—	122,522	(4,353)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	118,719	(3,866)	7,666	(182)	126,385	(4,048)
Other equity securities	7,416	(84)	—	—	7,416	(84)
Total available-for-sale	$283,243	$(8,501)	$18,104	$(261)	$301,347	$(8,762)

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
     As of March 31, 2017, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all individual available-for-sale investment securities with an unrealized loss at March 31, 2017 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2017 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the three months ended March 31, 2016. There were no OTTI losses recorded during the three months ended March 31, 2017.

U.S. Government Agencies

At March 31, 2017, the Company held 21 U.S. Government agency securities, of which three were in a loss position for less than 12 months and seven were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Obligations of States and Political Subdivisions

At March 31, 2017, the Company held 163 obligations of states and political subdivision securities of which 44 were in a loss position for less than 12 months and none were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At March 31, 2017, the Company held 144 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 33 were in a loss position for less than 12 months and nine have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Private Label Residential Mortgage Backed Securities

At March 31, 2017, the Company had a total of 14 PLRMBS with a remaining principal balance of $1,723,000 and a net unrealized gain of approximately $985,000.  None of these securities was recorded with an unrealized loss at March 31, 2017.  Ten of these PLRMBS with a remaining principal balance of $1,578,000 had credit ratings below investment grade.  The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Other Equity Securities

At March 31, 2017, the Company had one mutual fund equity investment which had an unrealized loss at March 31, 2017.

The following tables provide a roll forward for the three month periods ended March 31, 2017 and 2016 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Quarter Ended Ended March 31,
(In thousands)	2017	2016
Beginning balance	$874	$747
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	136
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized gain for securities sold	—	(9)
Ending balance	$874	$874

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2017 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$455	$466
After one year through five years	15,656	16,035
After five years through ten years	41,922	42,645
After ten years	207,731	210,789
	265,764	269,935
Investment securities not due at a single maturity date:
U.S. Government agencies	66,472	66,538
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	185,219	182,643
Private label residential mortgage backed securities	1,723	2,708
Other equity securities	7,500	7,416
Total available-for-sale	$526,678	$529,240

Note 5.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2017	% of Total Loans	December 31, 2016	% of Total Loans
Commercial:
Commercial and industrial	$88,012	11.5%	$88,652	11.7%
Agricultural land and production	16,273	2.1%	25,509	3.4%
Total commercial	104,285	13.6%	114,161	15.1%
Real estate:
Owner occupied	188,454	24.7%	191,665	25.3%
Real estate construction and other land loans	76,483	10.0%	69,200	9.1%
Commercial real estate	208,082	27.2%	184,225	24.3%
Agricultural real estate	77,451	10.1%	86,761	11.5%
Other real estate	18,587	2.5%	18,945	2.7%
Total real estate	569,057	74.5%	550,796	72.9%
Consumer:
Equity loans and lines of credit	63,243	8.3%	64,494	8.5%
Consumer and installment	26,805	3.6%	25,910	3.5%
Total consumer	90,048	11.9%	90,404	12.0%
Net deferred origination costs	1,000		1,267
Total gross loans	764,390	100.0%	756,628	100.0%
Allowance for credit losses	(9,214)		(9,326)
Total loans	$755,176		$747,302

At March 31, 2017 and December 31, 2016, loans originated under Small Business Administration (SBA) programs totaling $17,034,000 and $16,590,000, respectively, were included in the real estate and commercial categories, of which, $12,406,000 or 73% and $12,188,000 or 73%, respectively, are secured by government guarantees.

Purchased Credit Impaired Loans

The Company has loans that were acquired in acquisitions for which there was at acquisition evidence of deterioration of credit quality since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.
The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2017 and December 31, 2016. The amounts of loans at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Commercial	$470	$612
Outstanding balance	$470	$612
Carrying amount, net of allowance of $0	$470	$612

Purchased credit impaired (PCI) loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. The Company estimates the amount and timing of expected cash flows for each loan and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	March 31, 2017	December 31, 2016
Contractually required payments receivable on PCI loans at acquisition:
Commercial	$—	$982
Total	$—	$982
Cash flows expected to be collected at acquisition	$—	$693
Fair value of acquired loans at acquisition	$—	$631

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows.

	March 31, 2017	December 31, 2016
Loans acquired during the year	$—	$631
Loans at the end of the period	$470	$612

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
The following table shows the summary of activities for the Allowance as of and for the three months ended March 31, 2017 and 2016 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2017	$2,180	$6,200	$852	$94	$9,326
(Reversal) provision charged to operations	(237)	43	(5)	99	(100)
Losses charged to allowance	(44)	(22)	(116)	—	(182)
Recoveries	122	4	44	—	170
Ending balance, March 31, 2017	$2,021	$6,225	$775	$193	$9,214

Allowance for credit losses:
Beginning balance, January 1, 2016	$3,562	$5,204	$734	$110	$9,610
(Reversal) provision charged to operations	(152)	(340)	134	108	(250)
Losses charged to allowance	(4)	—	(9)	—	(13)
Recoveries	337	417	35	—	789
Ending balance, March 31, 2016	$3,743	$5,281	$894	$218	$10,136

The following is a summary of the Allowance by impairment methodology and portfolio segment as of March 31, 2017 and December 31, 2016 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2017	$2,021	$6,225	$775	$193	$9,214
Ending balance: individually evaluated for impairment	$1	$217	$1	$—	$219
Ending balance: collectively evaluated for impairment	$2,020	$6,008	$774	$193	$8,995

Ending balance, December 31, 2016	$2,180	$6,200	$852	$94	$9,326
Ending balance: individually evaluated for impairment	$3	$241	$63	$—	$307
Ending balance: collectively evaluated for impairment	$2,177	$5,959	$789	$94	$9,019

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2017	$104,285	$569,057	$90,048	$763,390
Ending balance: individually evaluated for impairment	$451	$5,517	$169	$6,137
Ending balance: collectively evaluated for impairment	$103,834	$563,540	$89,879	$757,253

Loans:
Ending balance, December 31, 2016	$114,161	$550,796	$90,404	$755,361
Ending balance: individually evaluated for impairment	$487	$4,238	$544	$5,269
Ending balance: collectively evaluated for impairment	$113,674	$546,558	$89,860	$750,092

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2017 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$69,532	$8,417	$10,063	$—	$88,012
Agricultural land and production	10,691	5,515	67	—	16,273
Real Estate:
Owner occupied	179,655	5,140	3,659	—	188,454
Real estate construction and other land loans	71,461	2,091	2,931	—	76,483
Commercial real estate	202,285	3,126	2,671	—	208,082
Agricultural real estate	44,568	8,010	24,873	—	77,451
Other real estate	18,423	164	—	—	18,587
Consumer:
Equity loans and lines of credit	61,781	514	948	—	63,243
Consumer and installment	26,803	—	2	—	26,805
Total	$685,199	$32,977	$45,214	$—	$763,390

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2016 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$75,212	$907	$12,533	$—	$88,652
Agricultural land and production	16,562	8,681	266	—	25,509
Real Estate:
Owner occupied	184,987	2,865	3,813	—	191,665
Real estate construction and other land loans	62,538	5,259	1,403	—	69,200
Commercial real estate	179,966	1,548	2,711	—	184,225
Agricultural real estate	49,270	10,390	27,101	—	86,761
Other real estate	18,779	166	—	—	18,945
Consumer:
Equity loans and lines of credit	62,782	95	1,617	—	64,494
Consumer and installment	25,890	—	20	—	25,910
Total	$675,986	$29,911	$49,464	$—	$755,361

The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$88,012	$88,012	$—	$428
Agricultural land and production	—	—	—	—	16,273	16,273	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	—	—	188,454	188,454	—	—
Real estate construction and other land loans	—	—	—	—	76,483	76,483	—	1,494
Commercial real estate	—	—	—	—	208,082	208,082	—	1,053
Agricultural real estate	—	—	—	—	77,451	77,451	—	—
Other real estate	—	—	—	—	18,587	18,587	—	—
Consumer:				—	—	—
Equity loans and lines of credit	—	—	—	—	63,243	63,243	—	104
Consumer and installment	28	—	—	28	26,777	26,805	—	—
Total	$28	$—	$—	$28	$763,362	$763,390	$—	$3,079

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$88,652	$88,652	$—	$447
Agricultural land and production	—	—	—	—	25,509	25,509	—	—
Real estate:	—
Owner occupied	87	—	—	87	191,578	191,665	—	107
Real estate construction and other land loans	—	—	—	—	69,200	69,200	—	—
Commercial real estate	565	—	—	565	183,660	184,225	—	1,082
Agricultural real estate	—	—	—	—	86,761	86,761	—	—
Other real estate	—	—	—	—	18,945	18,945	—	—
Consumer:
Equity loans and lines of credit	62	48	—	110	64,384	64,494	—	526
Consumer and installment	38	—	—	38	25,872	25,910	—	18
Total	$752	$48	$—	$800	$754,561	$755,361	$—	$2,180

The following table shows information related to impaired loans by class at March 31, 2017 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$428	$600	$—
Real estate:
Real estate construction and other land loans	1,494	1,500	—
Commercial real estate	819	960	—
Total real estate	2,313	2,460	—
Consumer:
Equity loans and lines of credit	103	139	—
Total with no related allowance recorded	2,844	3,199	—

With an allowance recorded:
Commercial:
Commercial and industrial	23	23	1
Real estate:
Real estate construction and other land loans	2,092	2,092	71
Commercial real estate	1,053	1,136	146
Agricultural real estate	59	59	—
Total real estate	3,204	3,287	217
Consumer:
Equity loans and lines of credit	66	79	1
Total with an allowance recorded	3,293	3,389	219
Total	$6,137	$6,588	$219

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.
The following table shows information related to impaired loans by class at December 31, 2016 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$447	$612	$—
Total commercial	447	612	—
Real estate:
Owner occupied	107	111	—
Commercial real estate	827	967	—
Total real estate	934	1,078	—
Consumer:
Equity loans and lines of credit	167	234	—
Consumer and installment	6	9	—
Total consumer	173	243	—
Total with no related allowance recorded	1,554	1,933	—

With an allowance recorded:
Commercial:
Commercial and industrial	40	40	3
Real estate:
Real estate construction and other land loans	2,222	2,222	79
Commercial real estate	1,082	1,146	162
Total real estate	3,304	3,368	241
Consumer:
Equity loans and lines of credit	359	364	61
Consumer and installment	12	12	2
Total consumer	371	376	63
Total with an allowance recorded	3,715	3,784	307
Total	$5,269	$5,717	$307

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$439	$—	$243	$—
Real estate:
Owner occupied	79	—	291	54
Real estate construction and other land loans	373	—	3,094	19
Commercial real estate	824	13	1,156	—
Total real estate	1,276	13	4,541	73
Consumer:
Equity loans and lines of credit	110	—	1,278	—
Consumer and installment	4	—	3	—
Total consumer	114	—	1,281	—
Total with no related allowance recorded	1,829	13	6,065	73

With an allowance recorded:
Commercial:
Commercial and industrial	36	1	360	1
Real estate:
Owner occupied	—	—	178	—
Real estate construction and other land loans	2,173	31	—	—
Commercial real estate	1,067	—	564	—
Agricultural real estate	15	1	—	—
Total real estate	3,255	32	742	—
Consumer:
Equity loans and lines of credit	181	1	196	—
Consumer and installment	3	—	8	—
Total consumer	184	1	204	—
Total with an allowance recorded	3,475	34	1,306	1
Total	$5,304	$47	$7,371	$74

Foregone interest on nonaccrual loans totaled $25,000 and $61,000 for the three month periods ended March 31, 2017 and 2016, respectively.

Troubled Debt Restructurings:
As of March 31, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $3,058,000 and $3,109,000, respectively. The Company has allocated $73,000 and $82,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2017 and December 31, 2016, respectively. The Company has committed to lend no additional amounts as of March 31, 2017 to customers with outstanding loans that are classified as troubled debt restructurings.
During the three month period ended March 31, 2017 two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2017 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate:
Agricultural real estate	1	$59	$—	$59	$59
Consumer:
Equity loans and lines of credit	1	62	—	66	66
Total	2	$121	$—	$125	$125

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2016 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	2	$45	$—	$45	$45

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2017 or March 31, 2016.

Note 6.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2017 was $40,311,000 consisting of $14,643,000, $8,934,000, $6,340,000, and $10,394,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, Visalia Community Bank, and Sierra Vista Bank respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. As of September 30, 2016, management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2017.
The intangible assets at March 31, 2017 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Sierra Vista Bank in 2016 of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of ten years from the date of acquisition.  The carrying value of intangible assets at March 31, 2017 was $1,336,000 net of $537,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first quarter of 2017. Management performed an annual impairment test on core deposit intangibles as of September 30, 2016 and determined no impairment was necessary.

Amortization expense recognized was $47,000 and $34,000 for the three month periods ended March 31, 2017 and 2016, respectively.
The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending	Estimated Core Deposit Intangible Amortization
2017	$141
2018	188
2019	188
2020	188
2021	188
Thereafter	443
$1,336

Note 7.  Borrowing Arrangements

As of March 31, 2017 and December 31, 2016, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $545,000 and $584,000, and market values totaling $596,000 and $637,000 at March 31, 2017 and December 31, 2016, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of March 31, 2017, the Company had no Federal funds purchased. The Company had $400,000 in Federal funds purchased on December 31, 2016.

Note 8.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which resulted in the recognition of $92,000 in excess tax benefits related to the exercise of stock options during quarter ended March 31, 2017.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of March 31, 2017 and December 31, 2016, the reserve for uncertain tax positions attributable to tax deductions related to enterprise zone activities in California was $197,000 and $286,000, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

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
Commitments to extend credit amounting to $306,342,000 and $259,415,000 were outstanding at March 31, 2017 and December 31, 2016, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $304,547,000 and $257,557,000 at March 31, 2017 and December 31, 2016, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $81,439,000 and $43,208,000 as of March 31, 2017 and December 31, 2016, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $1,795,000 and $1,858,000 were outstanding at March 31, 2017 and December 31, 2016, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2017 or December 31, 2016.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2017 and December 31, 2016, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $200,000 and$125,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
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

Basic Earnings Per Share	For the Quarter Ended Ended March 31,
(In thousands, except share and per share amounts)	2017	2016
Net Income	$4,250	$3,403
Less: Preferred stock dividends and accretion	—	—
Net income available to common shareholders	$4,250	$3,403
Weighted average shares outstanding	12,167,810	10,953,845
Basic earnings per share	$0.35	$0.31

Diluted Earnings Per Share	For the Quarter Ended Ended March 31,
(In thousands, except share and per share amounts)	2017	2016
Net income available to common shareholders	$4,250	$3,403
Weighted average shares outstanding	12,167,810	10,953,845
Effect of dilutive stock options	149,769	86,945
Weighted average shares of common stock and common stock equivalents	12,317,579	11,040,790
Diluted earnings per share	$0.35	$0.31

No outstanding options and restricted stock awards were anti-dilutive at March 31, 2017. Outstanding options and restricted stock of 8,850 were not factored into the calculation of dilutive stock options at March 31, 2016, because they were anti-dilutive.

Note 11.  Share-Based Compensation

The Company has three share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $203,000 and $52,000 for the three months ended March 31, 2017 and 2016, respectively. The recognized tax benefits for the share based compensation expense and exercise of stock options, resulted in the recognition of $92,000 and $12,000, respectively, for the three month periods ended March 31, 2017 and 2016. The Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” during the quarter ended March 31, 2017.
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
     No options to purchase shares of the Company’s common stock were granted during the three month periods ended March 31, 2017 and 2016.
A summary of the combined activity of the Company’s stock option compensation plans for the three month periods ended March 31, 2017 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2017	202,215	$6.87
Options exercised	(54,915)	$6.76
Options forfeited	(1,160)	$8.02
Options outstanding at March 31, 2017	146,140	$6.91	3.96	$1,987
Options vested or expected to vest at March 31, 2017	145,318	$6.90	3.95	$1,977
Options exercisable at March 31, 2017	132,190	$6.79	3.80	$1,813

Information related to the stock option plan is as follows (in thousands):

	For the Quarter Ended Ended March 31,
	2017	2016
Intrinsic value of options exercised	$751	$114
Cash received from options exercised	$371	$143
Excess tax benefit realized for option exercises	$92	$5

As of March 31, 2017, there was $18,000 of total unrecognized compensation cost related to nonvested stock options granted under all plans.  The cost is expected to be recognized over a weighted average period of 0.50 years. No options vested during the three months ended March 31, 2017 and 2016.

Restricted Common Stock Awards

The 2005 Plan and 2015 Plan provide for the issuance of restricted common stock to directors and officers. Restricted common stock grants typically vest over a five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.
The following table summarizes restricted stock activity for the three month period ended March 31, 2017 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2017	93,501	$13.35
Granted	—	$—
Vested	(11,205)	$12.66
Forfeited	(150)	$12.95
Nonvested outstanding shares at March 31, 2017	82,146	$13.45

During the three month period ended March 31, 2017, no shares of restricted common stock were issued from outstanding grants under the 2005 and 2015 Plans. During the three month period ended March 31, 2016, 8,850 shares of restricted common stock were issued from outstanding grants under the 2005 Plan. The restricted common stock had a fair market value of $11.30 per share on the date of issuance. These restricted common stock awards vest 20% after Year 1, and thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of March 31, 2017, there were 82,146 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2017, there was $896,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 3.51 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,684,000 at March 31, 2017.

Note 12.  Subsequent Events
On April 19, 2017, the board of directors declared a $0.06 per share cash dividend payable on May 19, 2017 to shareholders of record as of May 5, 2017.
On April 27, 2017, the Company and Folsom Lake Bank (“Folsom”) jointly announced the execution of a definitive agreement and plan of merger and reorganization whereby Folsom will merge with and into Central Valley Community Bank in a transaction valued at approximately $33.6 million. The board of directors of both companies approved the transaction, which is subject to customary closing conditions, including the approval of bank regulatory agencies and the shareholders of Folsom. Shareholders of Folsom will receive a fixed exchange ratio at closing of 0.80 shares of the Company’s common stock for each share of Folsom common stock. Based on the Company’s stock price as of April 27, 2017, total consideration for each Folsom share would have been $18.74.
Folsom is headquartered in Folsom, California with approximately $202.7 million in assets at March 31, 2017, with three branches located in Folsom, Rancho Cordova and Roseville, California.  As of March 31, 2017, on a pro forma consolidated basis, the combined company would have had approximately $1.7 billion in assets. The merger is expected to close before the end of 2017.

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
There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2017.  Please refer to the Company’s 2016 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, El Dorado, Madera, Merced, Sacramento, Stanislaus, San Joaquin, and Tulare Counties of central California.  Effective October 1, 2016, the Company and Sierra Vista Bank (SVB) completed a merger under which Sierra Vista Bank, with three full-service offices, located in Folsom and Fair Oaks (Sacramento County) and Cameron Park (El Dorado County), merged with and in the Bank. On April 24, 2017, the private banking office in Sacramento County was relocated and opened as a full-service branch in Roseville, California. As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

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
The Bank operates 22 full-service branches which serve the communities of Cameron Park, Clovis, Exeter, Fair Oaks, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, Tracy, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2016 FDIC data, the Bank’s branches in Fresno, Madera, and Tulare Counties had a 4.82% combined deposit market share of all insured depositories. The Bank’s branches in El Dorado, Merced, Sacramento, San Joaquin, and Stanislaus Counties had a 0.65% combined deposit market share of all insured depositories.

Dividend Declared

On April 19, 2017, the board of directors declared a $0.06 per share cash dividend payable on May 19, 2017 to shareholders of record as of May 5, 2017.

Proposed Acquisition of Folsom Lake Bank Announced

On April 27, 2017, the Company and Folsom Lake Bank (“Folsom”) jointly announced the execution of a definitive agreement and plan of merger and reorganization whereby Folsom will merge with and into Central Valley Community Bank in a transaction valued at approximately $33.6 million. The board of directors of both companies approved the transaction, which is subject to customary closing conditions, including the approval of bank regulatory agencies and the shareholders of Folsom. Shareholders of Folsom will receive a fixed exchange ratio at closing of 0.80 shares of the Company’s common stock for each share of Folsom common stock. Based on the Company’s stock price as of April 27, 2017, total consideration for each Folsom share would have been $18.74.
Folsom is headquartered in Folsom, California with approximately $202.7 million in assets at March 31, 2017, with three branches located in Folsom, Rancho Cordova and Roseville, California.  As of March 31, 2017, on a pro forma consolidated basis, the combined company would have had approximately $1.7 billion in assets. The merger is expected to close before the end of 2017.

First Quarter of 2017

In the first quarter of 2017, our consolidated net income was $4,250,000 compared to net income of $3,403,000 for the same period in 2016. Diluted EPS was $0.35 for the quarter ended March 31, 2017 compared to $0.31 for the same period in 2016. The increase in net income during the first quarter of 2017 compared to the same period in 2016 is primarily due to an increase in net interest income, partially offset by an increase in non-interest expenses, a decrease in net realized gains on sales and calls of investment securities, and an increase in provision for income taxes. The Company recorded a reverse provision for credit losses of $100,000 during the first quarter of 2017 compared to a reverse provision for credit losses of $250,000 during the same period in 2016. Net interest income before the provision for credit losses increased $2,705,000 or 25.51% for the quarter ended March 31, 2017 compared to the same period in 2016.
Net interest margin (fully tax equivalent basis) increased to 4.36% for the quarter ended March 31, 2017 compared to 3.97% for the same period in 2016. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), remained flat at 0.08% for the quarter ended March 31, 2017 compared to 0.08% for the same period in 2016.
Non-interest income decreased $458,000 or 16.94% to $2,246,000 for the quarter ended March 31, 2017 compared to $2,704,000 in the same period in 2016, primarily due to a decrease in net realized gains on sales and calls of investment securities of $648,000 offset by the absence of $136,000 in other-than-temporary impairment loss for the period ended March 31, 2016. A decrease in loan placement fees of $100,000 was offset by a $49,000 increase in service charge income, a $31,000 increase in Federal Home Loan Bank dividends, and a $26,000 increase in other income. Non-interest expense increased $1,137,000 or 12.67% for the comparable periods primarily due to increase in salaries and employee benefits, professional services, directors’ expenses, data processing expenses, ATM/Debit card expenses, and regulatory assessments, partially offset by decreases in occupancy and equipment expenses.
Annualized return on average equity for the first quarter of 2017 increased to 10.20% compared to 9.47% for the same period in 2016. Total average equity increased to $166,737,000 for the first quarter of 2017 compared to $143,749,000 for the first quarter of 2016. The increase in return on equity was primarily due to an increase in net income. The Company declared and paid $0.06 per share in cash dividends to holders of common stock during the first quarter of 2017, consistent with $0.06 in dividends declared and paid during the first quarter of 2016.
Our average total assets increased $186,968,000 or 14.80% to $1,450,530,000 during the first quarter of 2017 compared to the same period in 2016.  Total average interest-earning assets increased $175,160,000 or 15.15% in the first quarter of 2017 compared to the same period of 2016.  Average total loans, including nonaccrual loans, increased $150,212,000 or 25.23% in the first quarter of 2017 compared to the same period in 2016. Average total investments and interest-earning deposits increased $23,112,000 or 4.13% in the period ended March 31, 2017 compared to the same period in 2016.  Average interest-bearing liabilities increased $101,959,000 or 14.76% in the period ended March 31, 2017 compared to the same period in 2016. Average non-interest bearing demand deposits increased 14.84% to $474,137,000 in 2017 compared to $412,867,000 in 2016.  The ratio of average non-interest bearing demand deposits to average total deposits was 37.63% in the first quarter of 2017 compared to 37.58% in 2016.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders' equity. Our annualized ROE was 10.20% for the three months ended March 31, 2017 compared to 9.84% for the year ended December 31, 2016 and 9.47% for the three months ended March 31, 2016.  Our net income for the three months ended March 31, 2017 increased $847,000 or 24.89% to $4,250,000 compared to $3,403,000 for the three months ended March 31, 2016, primarily driven by an increase in net interest income, partially offset by an increase in non-interest expenses, a decrease in net realized gains on sales and calls of investment securities, and an increase in provision for income taxes. Net interest margin (NIM) increased 39 basis points for the three-month period ended March 31, 2017compared to the three month period ended March 31, 2016.  Diluted EPS was $0.35 for the period ended March 31, 2017 and $0.31 for the same period in 2016.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2017 was 1.17% compared to 1.15% for the year ended December 31, 2016 and 1.08% for the annualized three months ended March 31, 2016.  The increase in ROA compared to December 2016 is due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the three months ended March 31, 2017 were $1,450,530,000 compared to 1,321,007,000 for the year ended December 31, 2016.  ROA for our peer group was 0.99% for the year ended December 31, 2016.  Peer group data from SNL Financial includes bank holding companies in central California with assets from $600 million to $2.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the continuing declines in interest rates on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) increased to 4.36% for the three months ended March 31, 2017, compared to 3.97% for the same period in 2016.  The increase in net interest margin is principally due to continued growth in higher yielding earning assets while interest bearing liabilities continue to benefit from a low interest rate. The Company’s net interest margin was positively impacted by the decrease in our rates on interest-bearing liabilities; more specifically, the increase in the yield on the Company’s loan portfolio and the increase in the yield on the Company’s investment portfolio. In comparing the first quarter ended March 31, 2017 and 2016, the effective yield on total earning assets increased 39 basis points, while the cost of total interest bearing liabilities decreased one basis point and the cost of total deposits remained unchanged at 0.08%.  Net interest income before the provision for credit losses for the period period ended March 31, 2017 was $13,308,000 compared to $10,603,000 for the same period in 2016.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales of investment securities. Non-interest income for the three months ended March 31, 2017 decreased $458,000 or 16.94%, to $2,246,000 compared to $2,704,000 for the three months ended March 31, 2016.  The decrease resulted primarily from decreases in net realized gains on sales and calls of investment securities and loan placement fees, partially offset by the absence of the other-than-temporary impairment loss, increases in service charge income, interchange fees, Federal Home Loan Bank dividends, and cash surrender value of bank-owned life insurance, compared to the comparable 2016 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $3,341,000 and $2,542,000 at March 31, 2017 and December 31, 2016, respectively.  Nonperforming assets totaled 0.44% of gross loans as of March 31, 2017 and 0.34% of gross loans as of December 31, 2016. The ratio of nonperforming assets to total assets was 0.23% as of March 31, 2017 and 0.18% as of December 31, 2016. The nonperforming assets for 2017 includes repossessed assets of $262,000 compared to $362,000 repossessed assets at December 31, 2016. The Company had no other real estate owned (OREO) at March 31, 2017 or December 31, 2016. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.40% as of March 31, 2017 and 0.29% as of December 31, 2016. The allowance for credit losses as a percentage of outstanding loan balance was 1.21% as of March 31, 2017 and 1.23% as of December 31, 2016. The ratio of net charge-off (recovery) to average loans was 0.01% as of March 31, 2017 and (0.86)% as of December 31, 2016.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $16,211,000 or 1.12% during the three months ended March 31, 2017 to $1,459,534,000 compared to $1,443,323,000 as of December 31, 2016.  Total gross loans increased by 1.03% or $7,762,000 to $764,390,000 as of March 31, 2017 compared to $756,628,000 as of December 31, 2016.  Total deposits increased 0.90% to $1,267,316,000 as of March 31, 2017 compared to $1,255,979,000 as of December 31, 2016. Our loan to deposit ratio at March 31, 2017 was 60.32% compared to 60.24% at December 31, 2016.  The loan to deposit ratio of our peers was 78.96% at December 31, 2016.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of March 31, 2017, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 61.36% for the three months ended March 31, 2017 compared to 68.27% for the three months ended March 31, 2016.  The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense. Further discussion of the change in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of OREO related gains, investment securities related gains, and gain related to the collection of life insurance proceeds, increased 23.41% to $16,164,000 for the first three months of 2017 compared to $13,098,000 for the same period in 2016, while operating expenses, net of OREO related expenses, loss on sale of assets and amortization of core deposit intangibles, increased 10.93% to $9,919,000 from $8,942,000 for the same period in 2016.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $459,519,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $598,768,000 or 41.02% of total assets at March 31, 2017 and $586,317,000 or 40.62% of total assets as of December 31, 2016.

RESULTS OF OPERATIONS

Net Income for the First Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016:

Net income increased to $4,250,000 for the three months ended March 31, 2017 compared to $3,403,000 for the three months ended March 31, 2016.  Basic and diluted earnings per share for March 31, 2017 were $0.35 and $0.35, respectively. Basic and diluted earnings per share for the same period in 2016 were $0.31 and $0.31, respectively. Annualized ROE was 10.20% for the period ended March 31, 2017 compared to 9.47% for the period ended March 31, 2016.  Annualized ROA for the period ended March 31, 2017 and 2016 was 1.17%. and 1.08%, respectively.

The increase in net income for the three months ended March 31, 2017 compared to the same period in 2016 was primarily attributed to an increase in net interest income, partially offset by an increase in non-interest expense, a decrease in net realized gains on sales and calls of investment securities, and an increase in provision for income taxes. During the three months ended March 31, 2017, the Company recorded a reverse provision for credit losses of $100,000, compared to a $250,000 reverse provision during the three months ended March 31, 2016.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$36,856	$75	0.81%	$56,845	$74	0.51%
Securities:
Taxable securities	283,063	1,303	1.84%	322,252	1,523	1.89%
Non-taxable securities (1)	262,728	3,215	4.89%	180,149	2,308	5.12%
Total investment securities	545,791	4,518	3.31%	502,401	3,831	3.05%
Federal funds sold	9	—	1.00%	298	—	0.50%
Total securities and interest-earning deposits	582,656	4,593	3.15%	559,544	3,905	2.79%
Loans (2) (3)	743,436	10,090	5.50%	592,159	7,733	5.25%
Federal Home Loan Bank stock	5,594	128	9.28%	4,823	97	8.09%
Total interest-earning assets	1,331,686	$14,811	4.45%	1,156,526	$11,735	4.06%
Allowance for credit losses	(9,355)			(9,892)
Nonaccrual loans	2,252			3,317
Cash and due from banks	24,296			24,758
Bank premises and equipment	9,345			9,193
Other non-earning assets	92,306			79,660
Total average assets	$1,450,530			$1,263,562
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$380,156	$91	0.10%	$313,775	$65	0.08%
Money market accounts	255,050	32	0.05%	234,757	31	0.05%
Time certificates of deposit	150,705	122	0.33%	137,196	125	0.37%
Total interest-bearing deposits	785,911	245	0.13%	685,728	221	0.13%
Other borrowed funds	6,931	37	2.14%	5,155	29	2.23%
Total interest-bearing liabilities	792,842	$282	0.14%	690,883	$250	0.15%
Non-interest bearing demand deposits	474,137			412,867
Other liabilities	16,814			16,063
Shareholders’ equity	166,737			143,749
Total average liabilities and shareholders’ equity	$1,450,530			$1,263,562
Interest income and rate earned on average earning assets		$14,811	4.45%		$11,735	4.06%
Interest expense and interest cost related to average interest-bearing liabilities		282	0.14%		250	0.15%
Net interest income and net interest margin (4)		$14,529	4.36%		$11,485	3.97%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,093 and $784 in 2017 and 2016, respectively.

(2)	Loan interest income includes loan fees of $444 in 2017 and $39 in 2016

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended March 31, 2017 and 2016
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(26)	$27	$1
Investment securities:
Taxable	(185)	(35)	(220)
Non-taxable (1)	1,057	(150)	907
Total investment securities	872	(185)	687
Loans	1,976	381	2,357
FHLB Stock	16	15	31
Total earning assets (1)	2,838	238	3,076
Interest expense:
Deposits:
Savings, NOW and MMA	16	11	27
Time certificate of deposits	12	(15)	(3)
Total interest-bearing deposits	28	(4)	24
Other borrowed funds	9	(1)	8
Total interest bearing liabilities	37	(5)	32
Net interest income (1)	$2,801	$243	$3,044
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $2,357,000 or 30.48% for the three months ended March 31, 2017 compared to the same period in 2016. Net interest income during the first three months of 2017 was positively impacted by an increase in average total loans by $150,212,000 or 25.23% to $745,688,000 compared to $595,476,000 for the same period in 2016. The yield on average loans, excluding nonaccrual loans, was 5.50% for the three months ended March 31, 2017 as compared to 5.25% for the same period in 2016. The acquisition of Sierra Vista Bank (SVB) attributed approximately $1,470,000 of the increase in net interest income and approximately $11,838,000 was contributed from our continued organic growth. Net interest income was also positively impacted during the three months ended March 31, 2017 by receipt of nonrecurring income from prepayment penalties and payoff of nonaccrual loans of approximately $438,000 as compared to a $3,000 net reversal of interest income in the the same period in 2016.  We were successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing asset quality and value to our shareholders.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $380,000 in the first three months of 2017 to $3,500,000 compared to $3,120,000, for the same period in 2016.  The yield on average total investments (total securities and interest-earning deposits) increased 36 basis points to 3.15% for the three month period ended March 31, 2017 compared to 2.79% for the same period in 2016. Average total securities and interest-earning deposits for the first period of 2017 increased $23,112,000 or 4.13% to $582,656,000 compared to $559,544,000 for the same period in 2016.  Income from investments represents 26.30% of net interest income for the first period of 2017 compared to 29.43% for the same period in 2016.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2017, we held $185,351,000 or 35.02% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 1.93% as compared to $181,064,000 and $228,015,000 with average yields of 1.88% and 1.96% at December 31, 2016 and March 31, 2016, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
The net-of-tax unrealized gain on the investment portfolio was $1,485,000 at March 31, 2017 and is reflected in the Company’s equity.  At March 31, 2017, the average life of the investment portfolio was 6.13 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $2,562,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the three months ended March 31, 2017, no OTTI was recorded. The Company recorded an other-than-temporary impairment loss of $136,000 during the three month period ended March 31, 2016.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2017, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $(39,951,000).  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $33,513,000.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the three months ended March 31, 2017 increased $2,737,000 or 25.22% to $13,590,000 compared to $10,853,000 for the three months ended March 31, 2016.  The yield on interest earning assets increased 39 basis points to 4.45% on a fully tax equivalent basis for the three months ended March 31, 2017 from 4.06% for the period ended March 31, 2016, primarily due to the increase in yields on investment securities and loans. Average interest earning assets increased to $1,331,686,000 for the three months ended March 31, 2017 compared to $1,156,526,000 for the three months ended March 31, 2016.  The $175,160,000 increase in average earning assets was attributed to the $151,277,000 or 25.55% increase in average loans and the $23,112,000 increase in average investments.
Interest expense on deposits for the three months ended March 31, 2017 increased $24,000 or 10.86% to $245,000 compared to $221,000 for the three months ended March 31, 2016.  This increase in interest expense was primarily due to repricing of interest bearing deposits. The average interest rate on interest bearing deposits remained unchanged at 0.13% for the three months ended March 31, 2017 and 2016 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 14.61% or $100,183,000 to $785,911,000 for the three months ended March 31, 2017 compared to $685,728,000 for the same period ended March 31, 2016.
Average other borrowed funds increased $1,776,000 or 34.45% to $6,931,000 with an effective rate of 2.14% for the three months ended March 31, 2017 compared to $5,155,000 with an effective rate of 2.23% for the three months ended March 31, 2016.  Total interest expense on other borrowed funds was $37,000 for the three months ended March 31, 2017 and $29,000 for the three months ended March 31, 2016.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 2.62% and 2.22% at March 31, 2017 and 2016, respectively.  See the section on Financial Condition for more detail.
The cost of our interest-bearing liabilities decreased one basis point to 0.14% for the three-month period ended March 31, 2017 compared to 0.15% for 2016. The cost of total deposits remained unchanged at 0.08% for the three-month periods ended March 31, 2017 and 2016.  Average non-interest bearing demand deposits increased 14.84% to $474,137,000 in 2017 compared to $412,867,000 for 2016.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 37.63% in the three-month period of 2017 compared to 37.58% for the same period in 2016.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2017 increased by $2,705,000 or 25.51% to $13,308,000 compared to $10,603,000 for the same period in 2016.  The increase was a result of yield changes, an increase in average earning assets, asset mix changes, slightly offset by a decrease in the average interest rate of interest bearing deposits, and an increase in average interest bearing liabilities. Additionally, the acquisition of Sierra Vista Bank (SVB) attributed approximately $1,470,000 of the increase in net interest income and approximately $11,838,000 was contributed from our continued organic growth. Average interest earning assets were $1,331,686,000 for the three months ended March 31, 2017 with a net interest margin (fully tax equivalent basis) of 4.36% compared to $1,156,526,000 with a net interest margin (fully tax equivalent basis) of 3.97% for the three months ended March 31, 2016.  The $175,160,000 increase in average earning assets was attributed to the $151,277,000 or 25.55% increase in average loans, and the $23,112,000 increase in average total investments.  Average interest bearing liabilities increased 14.76% to $792,842,000 for the three months ended March 31, 2017, compared to $690,883,000 for the same period in 2016.  For the three months ended March 31, 2017, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 36 basis points. The effective yield on loans increased 25 basis points.

Provision for Credit Losses

We provide for probable incurred credit losses through a charge to operating income based upon the composition of the loan portfolio, delinquency levels, historical losses, and nonperforming assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or when continuance as an active earning bank asset is not warranted.
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
Quarterly, the Senior Risk Manager and the CCO set the specific reserve for all adversely risk-graded credits.  This process includes the utilization of loan delinquency reports, classified asset reports, collateral analysis and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.  Reserves are also allocated to credits that are not impaired based on inherent risk in those loans.
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

The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	March 31, 2017	December 31, 2016
Commercial:
Commercial and industrial	$1,816	$1,884
Agricultural land and production	205	296
Total commercial	2,021	2,180
Real estate:
Owner occupied	1,430	1,408
Real estate construction and other land loans	795	698
Commercial real estate	1,913	1,969
Agricultural real estate	1,937	1,969
Other real estate	150	156
Total real estate	6,225	6,200
Consumer:
Equity loans and lines of credit	398	483
Consumer and installment	377	369
Total consumer	775	852
Unallocated reserves	193	94
Total allowance for credit losses	$9,214	$9,326

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
Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. The overall level of loans with an internal risk rating of substandard has decreased by $4.3 million or 8.6% to $45.2 million at March 31, 2017 from $49.5 million at December 31, 2016. The decrease in substandard loans is primarily due to a $2.5 million agricultural loan pay-off, and a $3.0 million commercial and industrial loan upgrade to special mention, partially offset by a $1.5 million construction loan downgrade. The level of commercial and industrial loans graded special mention or worse have increased from $13.4 million at December 31, 2016 to $18.5 million at March 31, 2017. However, as of March 31, 2017, $10.1 million of the $18.5 million are graded substandard as compared to the $12.5 million of the $13.4 million as of December 31, 2016. Management believes that the level of allowance for loan losses allocated to commercial and real estate loans has been adjusted accordingly.
During the three months ended March 31, 2017, the Company recorded a reverse provision for credit losses of $100,000 compared to a reverse provision of $250,000 for the same period in 2016. The reversal from the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the three months ended March 31, 2017, the Company had net charge-off (recovery) totaling $12,000 and $(776,000) for the same period in 2016. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.
Nonperforming loans were $3,079,000 and $2,180,000 at March 31, 2017 and December 31, 2016, respectively, and $3,679,000 at March 31, 2016.  Nonperforming loans as a percentage of total loans were 0.40% at March 31, 2017 compared to 0.29% at December 31, 2016 and 0.60% at March 31, 2016.  The Company had no other real estate owned (OREO) at March 31, 2017 or December 31, 2016. The Company held $262,000 in repossessed assets at March 31, 2017 compared to $362,000 at December 31, 2016.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was 0.01% for the three months ended March 31, 2017, and (0.52)% for the same period in 2016.
Notwithstanding improvements in the economy, we anticipate some weakness in economic conditions on national, state, and local levels to continue. Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future.  We continue to closely monitor the water and other related issues affecting our customers. We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses. As of March 31, 2017, there were $45.1 million in classified loans of which $24.9 million related to agricultural real estate, $10.1 million to commercial and industrial loans, $2.9 million to real estate construction, and $0.1 million to commercial agricultural loans. This compares to $49.4 million million in classified loans of which $27.1 million million related to agricultural real estate, $12.5 million million to commercial and industrial loans, $3.8 million million to real estate owner occupied, $1.4 million million to real estate construction, and $2.7 million million to commercial real estate.
As of March 31, 2017, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $13,408,000 for the three months period ended March 31, 2017 and $10,853,000 for the same period in 2016.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $2,246,000 for the three months ended March 31, 2017 compared to $2,704,000 for the same period in 2016.  The $458,000 or 16.94% decrease in non-interest income for the three months ended March 31, 2017 was primarily driven by a decrease of $648,000 in net realized gains on sales and calls of investment securities and a $100,000 decrease in loan placement fees, partially offset by the absence of $136,000 in other-than-temporary impairment loss recorded during the three-month period ended March 31, 2016, a $31,000 increase in Federal Home Loan Bank dividends, a $49,000 increase in customer service charges, a $45,000 increase in interchange fees, a $26,000 increase in other income, and an increase in appreciation in cash surrender value of bank-owned life insurance of $3,000.
During the three months ended March 31, 2017, we realized a net gain on sales and calls of investment securities of $482,000 compared to $1,130,000 for the same period in 2016.  The net gains realized on sales and calls of investment securities in 2017 and 2016 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges increased $49,000 or 6.54% to $798,000 for the first three months of 2017 compared to $749,000 for the same period in 2016. The increase in service charges was the result of higher NSF fees, as well as higher analysis fees. Loan placement fees decreased $100,000 or 52.36% to $91,000 for the first three months of 2017 compared to $191,000 for the same period in 2016, primarily due to a decrease in mortgage refinances. Interchange fees increased $45,000 to $324,000 first three months of 2017 compared to $279,000 for the same period in 2016.
The Bank holds stock from the Federal Home Loan Bank of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $5,594,000 in FHLB stock.  We received dividends totaling $128,000 in the three months ended March 31, 2017, compared to $97,000 for the same period in 2016.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,137,000 or 12.67% to $10,113,000 for the three months ended March 31, 2017, compared to $8,976,000 for the three months ended March 31, 2016.  The net increase in 2017 was a result of increases in salaries and employee benefits of $601,000, professional services of $84,000, data processing expenses of $77,000, directors’ expenses of $58,000, and ATM/Debit card expenses of $44,000, regulatory assessments of $32,000, license and maintenance contracts of $14,000, other non-interest expenses of $223,000, and Internet banking expenses of $8,000, partially offset by decreases in telephone expenses of $50,000 and occupancy and equipment expenses of $28,000.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 61.36% for the first three months of 2017 compared to 68.27% for the three months ended March 31, 2016. The improvement in the efficiency ratio in 2017 is due to the growth in revenues outpacing the growth in non-interest expense.
Salaries and employee benefits increased $601,000 or 11.44% to $5,855,000 for the first three months of 2017 compared to $5,254,000 for the three months ended March 31, 2016.  Full time equivalent employees were 296 at March 31, 2017, compared to 270 at March 31, 2016. The increase of salaries and employee benefits in 2017 as compared to the same period in 2016 is a result of higher levels of full time equivalent employees in the 2017 period and a decrease in deferred loan origination costs including salaries and employee benefits, which are capitalized and expensed as an adjustment to interest and fees on loans during the three months ended March 31, 2017.
Occupancy and equipment expense decreased $28,000 or 2.32% to $1,179,000 for the three months ended March 31, 2017 compared to $1,207,000 for the three months ended March 31, 2016. The Company made no changes in its depreciation expense methodology. The Company operated 22 full service offices at March 31, 2017 as compared to 20 at March 31, 2016. The Company chose to consolidate the Sunnyside office into our Fresno Downtown office in April 2016. The Company added three branches with the acquisition of Sierra Vista Bank in October 2016. Higher premises and occupancy expenses for the three months ended March 31, 2017 were offset by lower contract and repair costs incurred as compared to the three-month period ending March 31, 2016.
Data processing expense increased to $424,000 for the three month period ended March 31, 2017 compared to $347,000 for the same period in 2016.
Regulatory assessments increased to $175,000 for the three month period ended March 31, 2017 compared to $143,000 for the same period in 2016.  The assessment base for calculating the amount owed is average assets minus average tangible equity.
Professional services increased by $84,000 in the first three months of 2017 due to higher legal, audit, and consulting fees. Other categories of non-interest expenses increased $223,000 or 24.51% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Quarter Ended Ended March 31,
	2017		2016
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$69	0.02%	$66	0.02%
Amortization of software	63	0.02%	64	0.02%
Postage	51	0.01%	53	0.02%
Risk management expense	53	0.01%	34	0.01%
Personnel other	71	0.02%	88	0.03%
Armored courier fees	56	0.02%	56	0.02%
Credit card expense	56	0.02%	32	0.01%
Telephone	55	0.02%	105	0.03%
Donations	70	0.02%	49	0.02%
Loss on sale or write-down of assets	63	0.02%	—	—%
Operating losses	17	—%	11	—%
Other	509	0.14%	352	0.11%
Total other non-interest expense	$1,133	0.31%	$910	0.29%

Provision for Income Taxes

Our effective income tax rate was 23.30% for the three months ended March 31, 2017 compared to 25.71% for the period ended March 31, 2016. The Company reported an income tax provision of $1,291,000 for the three months ended March 31, 2017, compared to $1,178,000 for the period ended March 31, 2016.  During the quarter ended March 31, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which due to the exercise of stock options in the current period, resulted in the recognition of $92,000 in excess tax benefits. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of March 31, 2017 and December 31, 2016, the reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California was $197,000 and $298,000, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2017 compared to December 31, 2016.

Total assets were $1,459,534,000 as of March 31, 2017, compared to $1,443,323,000 at December 31, 2016, an increase of 1.12% or $16,211,000.  Total gross loans were $764,390,000 at March 31, 2017, compared to $756,628,000 at December 31, 2016, an increase of $7,762,000 or 1.03%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 2.92% or $16,291,000 to $574,423,000 at March 31, 2017 compared to $558,132,000 at December 31, 2016.  Total deposits increased 0.90% or $11,337,000 to $1,267,316,000 at March 31, 2017, compared to $1,255,979,000 at December 31, 2016.  Shareholders’ equity increased $6,095,000 or 3.72% to $170,128,000 at March 31, 2017, compared to $164,033,000 at December 31, 2016. The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid and an increase in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities was $16,935,000 at March 31, 2017, compared to $17,756,000 at December 31, 2016, a decrease of $821,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2017, investment securities with a fair value of $105,494,000, or 19.93% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan to deposit ratio.  Our loan to deposit ratio at March 31, 2017 was 60.32% compared to 60.24% at December 31, 2016.  The loan to deposit ratio of our peers was 78.96% at December 31, 2016.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 2.92% or $16,291,000 to $574,423,000 at March 31, 2017, from $558,132,000 at December 31, 2016.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $2,562,000 at March 31, 2017, compared to a net unrealized gain of $891,000 at December 31, 2016.
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
During the first quarter of 2016, management sold certain investment securities of which management identified that five of the 13 securities sold were previously designated as held-to-maturity (HTM). Through an oversight during the portfolio restructuring analysis related to this transaction, management unintentionally sold these five HTM securities. The book value of the HTM securities sold was $8.5 million. The gain realized on the sale of the HTM securities was $696,000. As such, management was required to reclassify the remaining HTM securities associated with the original transfer from available-for-sale to HTM.

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
Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2017 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2017 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
 For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit impairment related to one security existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the three months ended March 31, 2016. There were no other-than-temporary impairment losses recorded during the three months ended March 31, 2017.
At March 31, 2017, the Company held 21 U.S. Government agency securities, of which three were in a loss position for less than 12 months and seven were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.
At March 31, 2017, the Company held 163 obligations of states and political subdivision securities of which 44 were in a loss position for less than 12 months and none were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.
At March 31, 2017, the Company held 144 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 33 were in a loss position for less than 12 months and nine have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.
At March 31, 2017, the Company had a total of 14 PLRMBS with a remaining principal balance of $1,723,000 and a net unrealized gain of approximately $985,000.  Ten of these PLRMBS with a remaining principal balance of $1,578,000 had credit ratings below investment grade.  None of these securities was recorded with an unrealized loss at March 31, 2017. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary. No credit related other-than-temporary impairment charges related to PLRMBS were recorded during the three month period ended March 31, 2017.
At March 31, 2017, the Company had one mutual fund equity investment which had an unrealized loss at March 31, 2017.
See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $7,762,000 or 1.03% to $764,390,000 as of March 31, 2017, compared to $756,628,000 as of December 31, 2016. The table below includes loans acquired at fair value in the SVB and VCB acquisitions with outstanding balances of $164,584,000 and $168,296,000 as of March 31, 2017 and December 31, 2016, respectively.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	March 31, 2017	% of Total Loans	December 31, 2016	% of Total Loans
Commercial:
Commercial and industrial	$88,012	11.5%	$88,652	11.7%
Agricultural land and production	16,273	2.1%	25,509	3.4%
Total commercial	104,285	13.6%	114,161	15.1%
Real estate:
Owner occupied	188,454	24.7%	191,665	25.3%
Real estate construction and other land loans	76,483	10.0%	69,200	9.1%
Commercial real estate	208,082	27.2%	184,225	24.3%
Agricultural real estate	77,451	10.1%	86,761	11.5%
Other real estate	18,587	2.5%	18,945	2.7%
Total real estate	569,057	74.5%	550,796	72.9%
Consumer:
Equity loans and lines of credit	63,243	8.3%	64,494	8.5%
Consumer and installment	26,805	3.6%	25,910	3.5%
Total consumer	90,048	11.9%	90,404	12.0%
Net deferred origination costs	1,000		1,267
Total gross loans	764,390	100.0%	756,628	100.0%
Allowance for credit losses	(9,214)		(9,326)
Total loans	$755,176		$747,302

As of March 31, 2017, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.4% of total loans, of which 13.6% were commercial and 82.8% were real-estate-related.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.5% of total loans at December 31, 2016.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the three or twelve months ended March 31, 2017 or December 31, 2016, respectively.
At March 31, 2017, loans acquired in the SVB and VCB acquisitions had a balance of $164,584,000, of which $6,824,000 were commercial loans, $128,325,000 were real estate loans, and $29,435,000 were consumer loans. At December 31, 2016, loans acquired in the SVB and VCB acquisitions had a balance of $168,296,000, of which $7,239,000 were commercial loans, $129,520,000 were real estate loans, and $31,537,000 were consumer loans.
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

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned (OREO), and repossessed assets.  Nonperforming loans are those loans which have (i) been placed on nonaccrual status; (ii) been classified as doubtful under our asset classification system; or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status.  A loan is classified as nonaccrual when (i) it is maintained on a cash basis because of deterioration in the financial condition of the borrower; (ii) payment in full of principal or interest under the original contractual terms is not expected; or (iii) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.
At March 31, 2017, total nonperforming assets totaled $3,341,000, or 0.23% of total assets, compared to $2,542,000, or 0.18% of total assets at December 31, 2016.  Total nonperforming assets at March 31, 2017, included nonaccrual loans totaling $3,079,000, no OREO, and $262,000 repossessed assets. Nonperforming assets at December 31, 2016 consisted of

$2,180,000 in nonaccrual loans, no OREO, and $362,000 repossessed assets. At March 31, 2017, we had no loans considered to be troubled debt restructurings (“TDRs”) which is included in nonaccrual loans compared to one TDR totaling $20,000 at December 31, 2016.
A summary of nonperforming loans at March 31, 2017 and December 31, 2016 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2017 or December 31, 2016.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans:
Commercial and industrial	$428	$447
Owner occupied	—	87
Real estate construction and other land loans	1,494	—
Commercial real estate	1,053	1,082
Equity loans and lines of credit	104	526
Consumer and installment	—	18
Troubled debt restructured loans (non-accruing):
Owner occupied	—	20
Total nonaccrual	3,079	2,180
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$3,079	$2,180
Ratio of nonperforming loans to total loans	0.40%	0.29%
Ratio of allowance for credit losses to nonperforming loans	299.3%	427.8%
Loans considered to be impaired	$6,137	$5,269
Related allowance for credit losses on impaired loans	$219	$307

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2017 and December 31, 2016, we had impaired loans totaling $6,137,000 and $5,269,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The following table provides a reconciliation of the change in nonaccrual loans for the first three months of 2017.

(In thousands)	Balance, December 31, 2016	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, March 31, 2017
Nonaccrual loans:
Commercial and industrial	$447	$17	$(26)	$—	$—	$(10)	$428
Real estate	1,169	—	(116)	—	—	—	1,053
Real estate construction and other land loans	—	1,494	—	—	—	—	1,494
Equity loans and lines of credit	526	5	(84)	—	(240)	(103)	104
Consumer	18	—	(13)	—	—	(5)	—
Real estate	20	—	(1)	—	—	(19)	—
Total nonaccrual	$2,180	$1,516	$(240)	$—	$(240)	$(137)	$3,079

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at March 31, 2017 or December 31, 2016. The Company held $262,000 in repossessed assets at March 31, 2017 compared to $362,000 at December 31, 2016.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Quarter Ended Ended March 31,	For the Year Ended December 31,	For the Quarter Ended Ended March 31,
(Dollars in thousands)	2017	2016	2016
Balance, beginning of period	$9,326	9,610	9,610
(Reversal) Provision charged to operations	(100)	(5,850)	(250)
Losses charged to allowance	(182)	(883)	(13)
Recoveries	170	6,449	789
Balance, end of period	$9,214	$9,326	$10,136
Allowance for credit losses to total loans at end of period	1.21%	1.23%	1.66%

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
As of March 31, 2017, the balance in the allowance for credit losses (ALLL) was $9,214,000 compared to $9,326,000 as of December 31, 2016.  The decrease was due to recording a reverse provision for credit losses, partially offset by net charge-offs during the three months ended March 31, 2017.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $306,342,000 as of March 31, 2017, compared to $259,415,000 as of December 31, 2016.  At March 31, 2017 and December 31, 2016, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $200,000 and $125,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of March 31, 2017, the ALLL was 1.21% of total gross loans compared to 1.23% as of December 31, 2016.  Total loans include SVB and VCB loans that were recorded at fair value in connection with the acquisitions, which stood at $164,584,000 at March 31, 2017 and $168,296,000 at December 31, 2016. Excluding these SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.54% and 1.59% at March 31, 2017 and December 31, 2016, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.51% and 1.55%, respectively. The loan portfolio acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.
The Company’s loan portfolio balances for the three months ended March 31, 2017 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of March 31, 2017.
Management believes the allowance at March 31, 2017 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$3,293	0.43%	$3,715	0.49%	$2,060	0.34%
Past due loans	28	—%	800	0.11%	2,015	0.33%
Nonaccrual loans	3,079	0.40%	2,180	0.29%	3,679	0.60%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2017, was $40,311,000 consisting of $14,643,000, $10,394,000, $8,934,000 and $6,340,000 representing the excess of the cost of Service 1st, Sierra Vista Bank, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2016 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2017.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of ten years from the date of acquisition.  The carrying value of intangible assets at March 31, 2017 was $1,336,000, net of $537,000 in accumulated amortization expense.  The carrying value at December 31, 2016 was $1,383,000, net of $490,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2017.  Amortization expense recognized was $47,000 and $34,000 for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.
The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2017	$141
2018	188
2019	188
2020	188
2021	188
Thereafter	443
$1,336

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits increased $11,337,000 or 0.90% to $1,267,316,000 as of March 31, 2017, compared to $1,255,979,000 as of December 31, 2016, due to recurring seasonal patterns.  Interest-bearing deposits increased $37,437,000 or 4.92% to $797,601,000 as of March 31, 2017, compared to $760,164,000 as of December 31, 2016.  Non-interest bearing deposits decreased $26,100,000 or 5.26% to $469,715,000 as of March 31, 2017, compared to $495,815,000 as of December 31, 2016.  Average non-interest bearing deposits to average total deposits was 37.63% for the three months ended March 31, 2017 compared to 37.58% for the same period in 2016.

The composition of the deposits and average interest rates paid at March 31, 2017 and December 31, 2016 is summarized in the table below.

(Dollars in thousands)	March 31, 2017	% of Total Deposits	Average Effective Rate	December 31, 2016	% of Total Deposits	Average Effective Rate
NOW accounts	$275,628	21.7%	0.12%	$247,623	19.7%	0.12%
MMA accounts	268,416	21.2%	0.05%	250,749	19.9%	0.05%
Time deposits	144,772	11.4%	0.33%	156,694	12.5%	0.38%
Savings deposits	108,785	8.6%	0.03%	105,098	8.4%	0.03%
Total interest-bearing	797,601	62.9%	0.13%	760,164	60.5%	0.13%
Non-interest bearing	469,715	37.1%		495,815	39.5%
Total deposits	$1,267,316	100.0%		$1,255,979	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of March 31, 2017 or December 31, 2016. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.
The Company holds junior subordinated deferrable interest debentures (trust preferred securities).  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2017, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  Interest on the trust preferred securities is payable and the rate is adjusted to equal the three month LIBOR plus 1.60% each January 7, April 7, July 7 or October 7 of each year.  The rates were 2.62% and 2.22% at March 31, 2017 and 2016, respectively. Interest expense recognized by the Company for the three months ended March 31, 2017 and 2016 was $33,000 and $29,000 respectively.

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
Our shareholders’ equity was $170,128,000 at March 31, 2017, compared to $164,033,000 at December 31, 2016.  The increase from December 31, 2016 in shareholders’ equity is the result of an increase in retained earnings from net income of $4,250,000, an increase in accumulated other comprehensive income (AOCI) of $2,001,000, the exercise of stock options including the related tax benefit of $371,000, and the effect of share based compensation expense of $203,000, offset by common stock cash dividends of $730,000.
During the first three months of 2017, the Company declared and paid $730,000 in cash dividends ($0.06 per common share) to holders of common stock. The Company declared and paid a total of $2,715,000 in cash dividends ($0.24 per common share) to holders of common stock during the year ended December 31, 2016. During the first three months of 2017, the Bank declared and paid cash dividends to the Company of $200,000. The Company will not declare any dividend that, subsequent to payment would cause the Bank to be deemed not “well capitalized” under applicable banking laws and regulations.
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
As of March 31, 2017 and 2016, the Company and the Bank met or exceeded all of their capital requirements inclusive of the capital buffer.
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

The following table presents the Company’s and the Bank’s Regulatory capital ratios as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio
Central Valley Community Bancorp and Subsidiary	$126,472	9.01%	$122,601	8.75%
Minimum regulatory requirement	$56,125	4.00%	$56,057	4.00%
Central Valley Community Bank	$125,035	8.92%	$121,079	8.64%
Minimum requirement for “Well-Capitalized” institution	$70,105	5.00%	$70,080	5.00%
Minimum regulatory requirement	$56,084	4.00%	$56,064	4.00%
Common Equity Tier 1 Ratio
Central Valley Community Bancorp and Subsidiary	$122,713	12.54%	120,080	12.48%
Minimum regulatory requirement	$44,074	4.50%	43,426	4.50%
Central Valley Community Bank	$125,035	12.80%	121,079	12.59%
Minimum requirement for “Well-Capitalized” institution	$63,594	6.50%	62,665	6.50%
Minimum regulatory requirement	$44,027	4.50%	43,383	4.50%
Tier 1 Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$126,472	12.93%	$122,601	12.74%
Minimum regulatory requirement	$58,766	6.00%	$57,901	6.00%
Central Valley Community Bank	$125,035	12.80%	$121,079	12.59%
Minimum requirement for “Well-Capitalized” institution	$78,270	8.00%	$77,126	8.00%
Minimum regulatory requirement	$58,703	6.00%	$57,845	6.00%
Total Risk-Based Capital Ratio
Central Valley Community Bancorp and Subsidiary	$135,886	13.89%	$132,052	13.72%
Minimum regulatory requirement	$78,354	8.00%	$77,202	8.00%
Central Valley Community Bank	$134,449	13.76%	$130,530	13.57%
Minimum requirement for “Well-Capitalized” institution	$97,838	10.00%	$96,408	10.00%
Minimum regulatory requirement	$78,270	8.00%	$77,126	8.00%

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s

Tier 1 capital on a pro forma basis.  At March 31, 2017, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2017, the rate was 2.62%.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2017, the Company had unpledged securities totaling $423,746,000 available as a secondary source of liquidity and total cash and cash equivalents of $69,528,000.  Cash and cash equivalents at March 31, 2017 increased 80.27% compared to $38,568,000 at December 31, 2016.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.
As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2017, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $230,556,000 in unused FHLB advances and a $8,724,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2017, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2017 and December 31, 2016:

Credit Lines (In thousands)	March 31, 2017	December 31, 2016
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$400
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$459,519	$351,713
Balance outstanding	$—	$—
Collateral pledged	$231,655	$175,160
Fair value of collateral	$231,704	$175,218
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$8,724	$9,102
Balance outstanding	$—	$—
Collateral pledged	$8,651	$9,315
Fair value of collateral	$8,656	$9,277

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 9 of the Notes to Consolidated Financial Statements included herein and Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2016 Annual Report to Shareholders on Form 10-K.
In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2016 Annual Report to Shareholders on Form 10-K.

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
There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.  Except as set forth below there are no material changes from the risk factors previously disclosed in our 2016 Annual report on Form 10-K. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to the Announced Merger with Folsom
Failure to consummate the Merger, or a delay in consummating the Merger, could negatively impact the market price of the Company common stock and could have a material adverse effect on our business, financial condition and results of operations.
On April 27, 2017, the Company and Folsom entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) providing for the merger of Folsom with and into Central Valley Community Bank (the “Bank”), with the Bank as the surviving entity (the “Merger”).
Consummation of the Merger is subject to various customary conditions, including (i) approval by the Folsom shareholders, (ii) receipt of certain required regulatory approvals without materially burdensome regulatory conditions, (iii) the absence of any governmental order or law prohibiting the consummation of the Merger, and (iv) effectiveness of the registration statement for the Company common stock to be issued as consideration in the Merger.
We have incurred substantial expenses in connection with the negotiation and preparations for completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we will have incurred these expenses without realizing the expected benefits of the Merger. If the Merger is not consummated for any reason, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of the Company common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals or by the receipt of a competing acquisition proposal or by reason of litigation, our business, financial condition and results of operations may also be materially adversely affected.
In addition, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.
We may fail to realize the cost savings we have estimated for the Merger or integrate the business operations and managements of our two companies in an efficient manner.
The success of the Merger will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of the Company and Folsom in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of the Company or Folsom, nor result in decreased revenues due to any loss of customers.
The Company and Folsom have operated and, until the completion of the Merger, will continue to operate independently. To realize these anticipated benefits, the businesses of the Company and Folsom must be successfully combined. While management has taken existing leases and other contractual obligations into consideration in developing its estimate of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from these estimates. In addition, difficulties encountered in integrating our information systems could prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships and cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the Merger or to achieve the anticipated benefits of the

Merger. Integration efforts between the two companies will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined companies. If the combined company is not able to achieve these cost-savings objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.
We are subject to various uncertainties and contractual restrictions while the Merger is pending that could disrupt the conduct of our business and could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty about the effect of the Merger on employees, customers, suppliers, and vendors may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability or the ability of Folsom to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the Merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.
In addition, the Merger Agreement restricts us from taking certain actions without Folsom’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing certain transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.
The pursuit of the Merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.
The consideration to be paid in the Merger is fixed and will not be adjusted for changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of the Company or Folsom, or in the event of any change in our stock price or Folsom’s stock price.
The Merger Agreement provides that the number of shares of the Company common stock that we will issue to holders of Folsom common stock (the “merger consideration”), is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to Folsom. For example, if Folsom experienced a change in its business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Merger, there would be no adjustment to the amount of the merger consideration.
The market price of our common stock after the Merger may be affected by factors different from those affecting our shares currently.
The results of operations of the combined company and the market price of our common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of our operations and the market price of our common stock.
The costs relating to the Merger could reduce our future earnings per share.
We estimate that we have incurred or will incur significant transaction costs associated with the Merger, a portion of which will be incurred whether or not the Merger closes. We believe the combined company may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the Merger is completed or subsequent quarters, to reflect costs associated with integrating the Company and Folsom. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger, including charges associated with the impairment of goodwill booked in connection with the Merger.
The failure of the Company’s or Folsom’s Loan Portfolios to Perform as Expected May Unfavorably Impact Us.
Our performance and prospects after the Merger will be dependent to a significant extent on the performance of the combined loan portfolios of the Company and Folsom, and ultimately on the financial condition of their respective borrowers and other customers. The existing loan portfolios of the two banks differ to some extent in the types of borrowers, industries and credits represented. In addition, there are differences in the documentation, classifications, underwriting and management of the portfolios. As a result, our overall loan portfolio after the Merger will have a different risk profile than the loan portfolio of either the Company or Folsom before the Merger. The performance of the two loan portfolios will be adversely affected if any of such factors are worse than currently anticipated. In addition, to the extent that present customers are not retained by the Company or Folsom, or additional expenses are incurred in retaining them, there could be adverse effects on our future consolidated results of operations following the Merger. The anticipated benefits of the Merger are dependent, in part, on the extent to which the revenues of Folsom are maintained and enhanced.
Goodwill resulting from the Merger may adversely affect our results of operations. Goodwill and other intangible assets are expected to increase substantially as a result of the Merger. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

No material changes to report.

ITEM 4 MINE SAFETY DISCLOSURES

None to report.

ITEM 5 OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

2.0
The Agreement and Plan of Reorganization and Merger among Central Valley Community Bancorp, Central Valley Community Bank, and Folsom Lake Bank, dated April 27, 2017, filed as an Exhibit to the Form 8-K filed with the SEC on April 27, 2017 and incorporated herein by reference.

3.1
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp (incorporated by reference to the Registrant's Annual Report on Form 10Q filed with the Commission on August 16, 2016).

3.2	Bylaws of the Company as amended to date, filed as Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: May 8, 2017	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: May 8, 2017	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

2.0
The Agreement and Plan of Reorganization and Merger among Central Valley Community Bancorp, Central Valley Community Bank, and Folsom Lake Bank, dated April 27, 2017, filed as an Exhibit to the Form 8-K filed with the SEC on April 27, 2017 and incorporated herein by reference.

3.1
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp (incorporated by reference to the Registrant's Annual Report on Form 10Q filed with the Commission on August 16, 2016).

3.2	Bylaws of the Company as amended to date, filed as Exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934. (1)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (1)

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension labels Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Link Document (1)

(1)           Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.