Form 10-Q
period 2017-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2017-11-06
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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
Small reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 2, 2017 there were 13,581,261 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2017 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2017	December 31, 2016

ASSETS
Cash and due from banks	$26,195	$28,185
Interest-earning deposits in other banks	9,494	10,368
Federal funds sold	—	15
Total cash and cash equivalents	35,689	38,568
Available-for-sale investment securities (Amortized cost of $507,477 at September 30, 2017 and $548,640 at December 31, 2016)	515,077	547,749
Loans, less allowance for credit losses of $8,916 at September 30, 2017 and $9,326 at December 31, 2016	769,810	747,302
Bank premises and equipment, net	8,920	9,407
Bank-owned life insurance	23,639	23,189
Federal Home Loan Bank stock	5,594	5,594
Goodwill	40,311	40,231
Core deposit intangibles	1,243	1,383
Accrued interest receivable and other assets	22,743	29,900
Total assets	$1,423,026	$1,443,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$494,364	$495,815
Interest bearing	724,021	760,164
Total deposits	1,218,385	1,255,979

Short-term borrowings	—	400
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	18,254	17,756
Total liabilities	1,241,794	1,279,290
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 12,212,190 at September 30, 2017 and 12,143,815 at December 31, 2016	72,428	71,645
Retained earnings	104,399	92,904
Accumulated other comprehensive income (loss), net of tax	4,405	(516)
Total shareholders’ equity	181,232	164,033
Total liabilities and shareholders’ equity	$1,423,026	$1,443,323

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$10,423	$8,112	$31,287	$24,208
Interest on deposits in other banks	53	71	204	210
Interest and dividends on investment securities:
Taxable	1,818	1,500	4,564	4,486
Exempt from Federal income taxes	1,531	1,582	5,428	4,680
Total interest income	13,825	11,265	41,483	33,584
INTEREST EXPENSE:
Interest on deposits	200	240	690	690
Interest on junior subordinated deferrable interest debentures	39	30	108	88
Other	8	—	13	—
Total interest expense	247	270	811	778
Net interest income before provision for credit losses	13,578	10,995	40,672	32,806
(REVERSAL OF) PROVISION FOR CREDIT LOSSES	(900)	(1,000)	(1,150)	(5,850)
Net interest income after provision for credit losses	14,478	11,995	41,822	38,656
NON-INTEREST INCOME:
Service charges	825	743	2,452	2,227
Appreciation in cash surrender value of bank-owned life insurance	150	131	450	411
Interchange fees	378	312	1,075	904
Net realized gains on sales of investment securities	169	286	2,808	1,836
Other-than-temporary impairment loss on investment securities	—	—	—	(136)
Federal Home Loan Bank dividends	98	110	322	314
Loan placement fees	279	347	526	792
Other income	655	206	1,263	1,005
Total non-interest income	2,554	2,135	8,896	7,353
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,989	5,608	17,865	16,304
Occupancy and equipment	1,286	1,124	3,676	3,511
Professional services	258	346	1,104	971
Data processing	407	390	1,250	1,145
Regulatory assessments	161	134	482	469
ATM/Debit card expenses	216	159	553	469
License and maintenance contracts	188	125	590	388
Directors’ expenses	135	163	492	474
Advertising	154	131	484	444
Internet banking expense	181	170	523	497
Acquisition and integration	163	363	618	515
Amortization of core deposit intangibles	47	34	141	102
Other	1,209	908	3,519	2,719
Total non-interest expenses	10,394	9,655	31,297	28,008
Income before provision for income taxes	6,638	4,475	19,421	18,001
Provision for income taxes	2,144	1,361	5,730	5,426
Net income	$4,494	$3,114	$13,691	$12,575
Earnings per common share:
Basic earnings per share	$0.37	$0.28	$1.12	$1.15
Weighted average common shares used in basic computation	12,208,313	10,984,141	12,183,363	10,969,633
Diluted earnings per share	$0.36	$0.28	$1.11	$1.14
Weighted average common shares used in diluted computation	12,325,254	11,092,674	12,315,850	11,068,045
Cash dividend per common share	$0.06	$0.06	$0.18	$0.18

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$4,494	$3,114	$13,691	$12,575
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	547	(4,453)	11,299	8,914
Less: reclassification for net gains included in net income	169	286	2,808	1,140
Less: reclassification for other-than-temporary impairment loss included in net income	—	—	—	(136)
Transfer of investment securities from held-to-maturity to available-for-sale	—	—	—	2,647
Amortization of net unrealized gains transferred	—	—	—	(64)
Other comprehensive income (loss), before tax	378	(4,739)	8,491	10,493
Tax (expense) benefit related to items of other comprehensive income	(159)	1,790	(3,570)	(4,505)
Total other comprehensive income (loss)	219	(2,949)	4,921	5,988
Comprehensive income	$4,713	$165	$18,612	$18,563

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,691	$12,575
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase (decrease) in deferred loan fees	284	(557)
Depreciation	1,019	989
Accretion	(573)	(889)
Amortization	6,469	5,769
Stock-based compensation	310	196
Excess tax benefit from exercise of stock options	—	(19)
(Reversal of) provision for credit losses	(1,150)	(5,850)
Other than temporary impairment losses on investment securities	—	136
Net realized gains on sales of available-for-sale investment securities	(2,808)	(1,140)
Net realized gains on sales of held-to-maturity securities	—	(696)
Net loss on disposal of premises and equipment	—	5
Increase in bank-owned life insurance, net of expenses	(450)	(414)
Net gain on bank-owned life insurance	—	(190)
Net decrease (increase) in accrued interest receivable and other assets	2,594	(1,240)
Net increase in accrued interest payable and other liabilities	498	2,810
Benefit (provision) for deferred income taxes	831	(977)
Net cash provided by operating activities	20,715	10,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(96,765)	(167,751)
Proceeds from sales or calls of available-for-sale investment securities	101,286	84,283
Proceeds from sales or calls of held-to-maturity investment securities	—	9,257
Proceeds from maturity and principal repayments of available-for-sale investment securities	33,777	39,826
Net increase in loans	(21,642)	(25,983)
Deposit on acquisition of bank	—	(9,470)
Purchases of premises and equipment	(532)	(608)
Proceeds from bank-owned life insurance	—	928
Net cash provided by (used in) investing activities	16,124	(69,518)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	(884)	23,212
Net decrease in time deposits	(36,711)	(11,982)
Repayments of borrowings from other financial institutions	(400)	—
Proceeds from exercise of stock options	473	208
Excess tax benefit from exercise of stock options	—	19
Cash dividend payments on common stock	(2,196)	(1,986)
Net cash (used in) provided by financing activities	(39,718)	9,471
Decrease in cash and cash equivalents	(2,879)	(49,539)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,568	94,617
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,689	$45,078

	For the Nine Months Ended September 30,
(In thousands)	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$852	$776
Income taxes	$2,420	$4,540
Non-cash investing and financing activities:
Transfer of securities from held-to-maturity to available-for-sale	$—	$23,131
Unrealized gain on transfer of securities from held-to-maturity to available-for-sale	$—	$526
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2016 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2017, and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine month interim periods ended September 30, 2017 and 2016 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

FASB Accounting Standards Update (ASU) 2016-02 - Leases - Overall (Subtopic 845), was issued February 2016. The update requires all leases, with the exception of short-term leases that have contractual terms of no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. The Company is currently evaluating the provisions of ASU No. 2016-02 and has determined that the provisions of ASU No. 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this to have a material impact on the Company’s results of operations or cash flows.

FASB Accounting Standards Update (ASU) 2016-09 - Compensation - Stock Compensation (Subtopic 718): Improvements to Employee Share-Based Payment Accounting, was issued March 2016. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” including the election to continue to treat option forfeitures on an expected basis and to provide cash flow disclosures on a prospective basis. During the three and nine months ended September 30, 2017 the adoption of this standard resulted in the recognition of $0 and $104,000, respectively in excess tax benefits related to the exercise of stock options during the period.

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

FASB Accounting Standards Update (ASU) 2017-09 - Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting, was issued May 2017. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

FASB Accounting Standards Update (ASU) 2017-12 - Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities was issued August 2017. This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, the Company is currently evaluating this ASU to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

Note 2.  ACQUISITIONS

Effective October 1, 2016, the Company acquired Sierra Vista Bank, headquartered in Folsom, California, wherein Sierra Vista Bank, with one branch in Folsom, one branch in Fair Oaks, and one branch in Cameron Park, merged with and into the Bank. Sierra Vista Bank’s assets as of October 1, 2016 totaled approximately $155.154 million. The acquired assets and liabilities were recorded at fair value at the date of acquisition. Under the terms of the merger agreement, the Company issued an aggregate of approximately 1.059 million shares of its common stock and cash totaling approximately $9.469 million to the former shareholders of Sierra Vista Bank.
In accordance with GAAP guidance for business combinations, the Company recorded $10.314 million of goodwill and $508,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. During the nine-month period ended September 30, 2017, the Company determined that a measurement adjustment was appropriate which resulted in an $80,000 increase to goodwill.
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

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2016 after giving effect to certain adjustments. The unaudited pro forma results of operations for the nine months ended September 30, 2016 include the historical accounts of the Company and Sierra Vista Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2016. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per-share amounts):

Pro Forma Results of Operations	For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2016
Net interest income	$37,741
(Reversal of) Provision for credit losses	(5,750)
Non-interest income	7,692
Non-interest expense	36,449
Income before provision for income taxes	14,734
Provision for income taxes	4,326
Net income	$10,408
Basic earnings per common share	$0.95
Diluted earnings per common share	$0.94

On October 1, 2017, the Company completed the acquisition of Folsom Lake Bank (“Folsom”) for an aggregate transaction value of $28.5 million. Folsom was merged into the Bank, and the Company issued 1,276,888 shares of common stock to the former shareholders of Folsom. The Company also assumed the outstanding Folsom stock options. Folsom operated three full-service branches in Folsom, Rancho Cordova, and Roseville, California. Folsom’s assets (unaudited) as of September 30, 2017 totaled approximately $197.3 million. The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the Company’s December 31, 2017 financial statements. The Company also expects to record goodwill and a core deposit intangible related to this transaction, but those amounts are not yet known as the initial fair value accounting is incomplete. The goodwill will not be deductible for tax purposes.

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

	September 30, 2017
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$26,195	$26,195	$—	$—	$26,195
Interest-earning deposits in other banks	9,494	9,494	—	—	9,494
Federal funds sold	—	—	—	—	—
Available-for-sale investment securities	515,077	7,486	507,591	—	515,077
Loans, net	769,810	—	—	781,683	781,683
Federal Home Loan Bank stock	5,594	N/A	N/A	N/A	N/A
Accrued interest receivable	6,345	19	3,138	3,188	6,345
Financial liabilities:
Deposits	1,218,385	1,097,742	119,843	—	1,217,585
Junior subordinated deferrable interest debentures	5,155	—	—	3,400	3,400
Accrued interest payable	103	—	64	39	103

	December 31, 2016
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,185	$28,185	$—	$—	$28,185
Interest-earning deposits in other banks	10,368	10,368	—	—	10,368
Federal funds sold	15	15	—	—	15
Available-for-sale investment securities	547,749	7,416	540,333	—	547,749
Loans, net	747,302	—	—	761,023	761,023
Federal Home Loan Bank stock	5,594	N/A	N/A	N/A	N/A
Accrued interest receivable	7,885	26	4,517	3,342	7,885
Financial liabilities:
Deposits	1,255,979	1,099,200	156,711	—	1,255,911
Short-term borrowings	400	—	400	—	400
Junior subordinated deferrable interest debentures	5,155	—	—	3,235	3,235
Accrued interest payable	144	—	111	33	144

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2017:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of September 30, 2017 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$61,804	$—	$61,804	$—
Obligations of states and political subdivisions	212,985	—	212,985	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	188,349	—	188,349	—
Private label residential mortgage backed securities	44,453	—	44,453	—
Other equity securities	7,486	7,486	—	—
Total assets measured at fair value on a recurring basis	$515,077	$7,486	$507,591	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the nine months ended September 30, 2017, no transfers between levels occurred.

There were no Level 3 assets measured at fair value on a recurring basis at or during the nine months ended September 30, 2017. Also there were no liabilities measured at fair value on a recurring basis at September 30, 2017.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at September 30, 2017 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Consumer:
Equity loans and lines of credit	$16	$—	$—	$16
Total impaired loans	16	—	—	16
Other repossessed assets	$194	$—	$—	$194
Other real estate owned	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$210	$—	$—	$210

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the nine month period ended September 30, 2017.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $45,000 with a valuation allowance of $29,000 at September 30, 2017, resulting in fair value of $16,000. The valuation allowance represent specific allocation for the allowance for credit losses for impaired loans.
There were no charge-offs related to loans carried at fair value during the nine months ended September 30, 2017 and 2016. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended September 30, 2017 and 2016 was not considered significant for disclosure purposes. At September 30, 2017, other repossessed assets were recorded at their estimated fair value of $194,000. Write downs related to other repossessed assets for the three and nine months ended September 30, 2017 and 2016 were not significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2017.

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
Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of September 30, 2017, $96,042,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $7,600,000 at September 30, 2017 compared to an unrealized loss of $891,000 at December 31, 2016. The unrealized gain recorded is net of $3,195,000 and $(375,000) in tax liabilities (benefits) as accumulated other comprehensive income within shareholders’ equity at September 30, 2017 and December 31, 2016, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2017
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$61,253	$598	$(47)	$61,804
Obligations of states and political subdivisions	204,841	8,660	(516)	212,985
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	190,028	696	(2,375)	188,349
Private label mortgage backed securities	43,855	977	(379)	44,453
Other equity securities	7,500	—	(14)	7,486
Total available-for-sale	$507,477	$10,931	$(3,331)	$515,077

	December 31, 2016
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$69,005	$242	$(277)	$68,970
Obligations of states and political subdivisions	288,543	6,109	(4,353)	290,299
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	181,785	484	(4,048)	178,221
Private label mortgage backed securities	1,807	1,036	—	2,843
Other equity securities	7,500	—	(84)	7,416
Total available-for-sale	$548,640	$7,871	$(8,762)	$547,749

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2017 and 2016 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2017	2016	2017	2016
Proceeds from sales or calls	$26,286	$21,239	$101,293	$84,283
Gross realized gains from sales or calls	210	306	3,601	1,277
Gross realized losses from sales or calls	(41)	(20)	(793)	(137)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Held-to-Maturity Securities	2017	2016	2017	2016
Proceeds from sales or calls	$—	$—	$—	$9,257
Gross realized gains from sales or calls	—	—	—	696

During 2014, to better manage our interest rate risk, the Company transferred from available-for-sale to held-to-maturity selected municipal securities in our portfolio having a book value of approximately $31 million, a market value of approximately $32 million, and a net unrecognized gain of approximately $163,000. During the first quarter of 2016, the Company sold certain investment securities of which the Company identified that five of the 13 securities sold were previously designated as held-to-maturity (HTM). Through an oversight during the portfolio restructuring analysis related to this transaction, the Company unintentionally sold these five HTM securities. The book value of the HTM securities sold was $8.5 million. The gain realized on the sale of the HTM securities was $696,000. As such, the Company was required to reclassify the remaining HTM securities with a fair value of $23.1 million to the available-for-sale designation.
Losses recognized in 2017 and 2016 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
The provision for income taxes includes $1,181,000 and $479,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the nine months ended September 30, 2017 and 2016, respectively. The provision for income taxes includes $71,000 and $120,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended September 30, 2017 and 2016, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$—	$—	$7,272	$(47)	$7,272	$(47)
Obligations of states and political subdivisions	8,239	(65)	18,216	(451)	26,455	(516)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	54,089	(199)	66,868	(2,176)	120,957	(2,375)
Private label mortgage backed securities	41,941	(379)	—	—	41,941	(379)
Other equity securities	7,486	(14)	—	—	7,486	(14)
Total available-for-sale	$111,755	$(657)	$92,356	$(2,674)	$204,111	$(3,331)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$34,586	$(198)	$10,438	$(79)	$45,024	$(277)
Obligations of states and political subdivisions	122,522	(4,353)	—	—	122,522	(4,353)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	118,719	(3,866)	7,666	(182)	126,385	(4,048)
Other equity securities	7,416	(84)	—	—	7,416	(84)
Total available-for-sale	$283,243	$(8,501)	$18,104	$(261)	$301,347	$(8,762)

     The Company periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  The portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the original yield expected at time of purchase.
     As of September 30, 2017, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at September 30, 2017 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2017 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the nine months ended September 30, 2016. There were no OTTI losses recorded during the nine months ended September 30, 2017. There were no OTTI losses recorded during the three months ended September 30, 2016.

U.S. Government Agencies

At September 30, 2017, the Company held 21 U.S. Government agency securities, of which none were in a loss position for less than 12 months and two were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

Obligations of States and Political Subdivisions

At September 30, 2017, the Company held 122 obligations of states and political subdivision securities of which two were in a loss position for less than 12 months and six were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At September 30, 2017, the Company held 142 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 23 were in a loss position for less than 12 months and 26 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

Private Label Mortgage Backed Securities

At September 30, 2017, the Company had a total of 22 PLMBS with a remaining principal balance of $43,855,000 and a net unrealized gain of approximately $599,000.  Ten of these PLMBS with a remaining principal balance of $1,431,000 had credit ratings below investment grade.  Eight of the PLMBS securities were in a loss position for less than 12 months at September 30, 2017. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Other Equity Securities

At September 30, 2017, the Company had one mutual fund equity investment which had an unrealized loss of $14,000 at September 30, 2017. The equity investment was in a loss position for less than 12 months at September 30, 2017.

The following tables provide a roll forward for the nine month periods ended September 30, 2017 and 2016 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

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

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2017 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$1,532	$1,557
After one year through five years	6,294	6,523
After five years through ten years	31,333	32,336
After ten years	165,682	172,569
	204,841	212,985
Investment securities not due at a single maturity date:
U.S. Government agencies	61,253	61,804
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	190,028	188,349
Private label mortgage backed securities	43,855	44,453
Other equity securities	7,500	7,486
Total available-for-sale	$507,477	$515,077

Note 5.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2017	% of Total Loans	December 31, 2016	% of Total Loans
Commercial:
Commercial and industrial	$90,511	11.6%	$88,652	11.7%
Agricultural land and production	18,074	2.4%	25,509	3.4%
Total commercial	108,585	14.0%	114,161	15.1%
Real estate:
Owner occupied	191,918	24.6%	191,665	25.3%
Real estate construction and other land loans	84,135	10.8%	69,200	9.1%
Commercial real estate	212,008	27.2%	184,225	24.3%
Agricultural real estate	72,082	9.3%	86,761	11.5%
Other real estate	19,572	2.6%	18,945	2.7%
Total real estate	579,715	74.5%	550,796	72.9%
Consumer:
Equity loans and lines of credit	61,822	8.0%	64,494	8.5%
Consumer and installment	27,595	3.5%	25,910	3.5%
Total consumer	89,417	11.5%	90,404	12.0%
Net deferred origination costs	1,009		1,267
Total gross loans	778,726	100.0%	756,628	100.0%
Allowance for credit losses	(8,916)		(9,326)
Total loans	$769,810		$747,302

At September 30, 2017 and December 31, 2016, loans originated under Small Business Administration (SBA) programs totaling $24,569,000 and $16,590,000, respectively, were included in the real estate and commercial categories, of which, $18,170,000 or 74% and $12,188,000 or 73%, respectively, are secured by government guarantees.

Purchased Credit Impaired Loans

The Company has loans that were acquired in acquisitions for which there was at acquisition evidence of deterioration of credit quality since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.
The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2017 and December 31, 2016. The amounts of loans at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Commercial	$404	$612
Outstanding balance	$404	$612
Carrying amount, net of allowance of $0	$404	$612

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
Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	September 30, 2017	December 31, 2016
Contractually required payments receivable on PCI loans at acquisition:
Commercial	$—	$982
Total	$—	$982
Cash flows expected to be collected at acquisition	$—	$693
Fair value of acquired loans at acquisition	$—	$631

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows.

	September 30, 2017	December 31, 2016
Loans acquired during the year	$—	$631
Loans at the end of the period	$404	$612

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

The following table shows the summary of activities for the Allowance as of and for the three months ended September 30, 2017 and 2016 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 01, 2017	$2,196	$5,931	$793	$377	$9,297
(Reversal) provision charged to operations	(532)	(251)	(35)	(82)	(900)
Losses charged to allowance	(4)	—	(18)	—	(22)
Recoveries	514	5	22	—	541
Ending balance, September 30, 2017	$2,174	$5,685	$762	$295	$8,916

Allowance for credit losses:
Beginning balance, July 1, 2016	$2,972	$5,660	$948	$292	$9,872
(Reversal) provision charged to operations	(963)	259	(23)	(273)	(1,000)
Losses charged to allowance	(494)	—	(36)	—	(530)
Recoveries	803	131	23	—	957
Ending balance, September 30, 2016	$2,318	$6,050	$912	$19	$9,299

The following table shows the summary of activities for the allowance for loan losses as of and for the nine months ended September 30, 2017 and 2016 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2017	$2,180	$6,200	$852	$94	$9,326
(Reversal) provision charged to operations	(776)	(554)	(21)	201	(1,150)
Losses charged to allowance	(48)	(22)	(162)	—	(232)
Recoveries	818	61	93	—	972
Ending balance, September 30, 2017	$2,174	$5,685	$762	$295	$8,916

Allowance for credit losses:
Beginning balance, January 1, 2016	$3,562	$5,204	$734	$110	$9,610
(Reversal) provision charged to operations	(5,787)	(136)	164	(91)	(5,850)
Losses charged to allowance	(499)	—	(148)	—	(647)
Recoveries	5,042	982	162	—	6,186
Ending balance, September 30, 2016	$2,318	$6,050	$912	$19	$9,299

The following is a summary of the Allowance by impairment methodology and portfolio segment as of September 30, 2017 and December 31, 2016 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2017	$2,174	$5,685	$762	$295	$8,916
Ending balance: individually evaluated for impairment	$1	$25	$30	$—	$56
Ending balance: collectively evaluated for impairment	$2,173	$5,660	$732	$295	$8,860

Ending balance, December 31, 2016	$2,180	$6,200	$852	$94	$9,326
Ending balance: individually evaluated for impairment	$3	$241	$63	$—	$307
Ending balance: collectively evaluated for impairment	$2,177	$5,959	$789	$94	$9,019

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2017	$108,585	$579,715	$89,417	$777,717
Ending balance: individually evaluated for impairment	$394	$5,035	$199	$5,628
Ending balance: collectively evaluated for impairment	$108,191	$574,680	$89,218	$772,089

Loans:
Ending balance, December 31, 2016	$114,161	$550,796	$90,404	$755,361
Ending balance: individually evaluated for impairment	$487	$4,238	$544	$5,269
Ending balance: collectively evaluated for impairment	$113,674	$546,558	$89,860	$750,092

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2017 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$74,450	$8,692	$7,369	$—	$90,511
Agricultural land and production	9,036	1,986	7,052	—	18,074
Real Estate:
Owner occupied	184,377	4,700	2,841	—	191,918
Real estate construction and other land loans	80,504	1,783	1,848	—	84,135
Commercial real estate	207,673	2,438	1,897	—	212,008
Agricultural real estate	43,136	1,290	27,656	—	72,082
Other real estate	19,572	—	—	—	19,572
Consumer:
Equity loans and lines of credit	60,512	507	803	—	61,822
Consumer and installment	27,592	—	3	—	27,595
Total	$706,852	$21,396	$49,469	$—	$777,717

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2016 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$75,212	$907	$12,533	$—	$88,652
Agricultural land and production	16,562	8,681	266	—	25,509
Real Estate:
Owner occupied	184,987	2,865	3,813	—	191,665
Real estate construction and other land loans	62,538	5,259	1,403	—	69,200
Commercial real estate	179,966	1,548	2,711	—	184,225
Agricultural real estate	49,270	10,390	27,101	—	86,761
Other real estate	18,779	166	—	—	18,945
Consumer:
Equity loans and lines of credit	62,782	95	1,617	—	64,494
Consumer and installment	25,890	—	20	—	25,910
Total	$675,986	$29,911	$49,464	$—	$755,361

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$90,511	$90,511	$—	$372
Agricultural land and production	—	—	—	—	18,074	18,074	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	—	—	191,918	191,918	—	—
Real estate construction and other land loans	1,397	—	—	1,397	82,738	84,135	—	1,397
Commercial real estate	—	—	—	—	212,008	212,008	—	1,000
Agricultural real estate	—	—	—	—	72,082	72,082	—	—
Other real estate	—	—	—	—	19,572	19,572	—	—
Consumer:				—	—	—
Equity loans and lines of credit	19	—	—	19	61,803	61,822	—	199
Consumer and installment	60	2	—	62	27,533	27,595	—	—
Total	$1,476	$2	$—	$1,478	$776,239	$777,717	$—	$2,968

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$88,652	$88,652	$—	$447
Agricultural land and production	—	—	—	—	25,509	25,509	—	—
Real estate:	—
Owner occupied	87	—	—	87	191,578	191,665	—	107
Real estate construction and other land loans	—	—	—	—	69,200	69,200	—	—
Commercial real estate	565	—	—	565	183,660	184,225	—	1,082
Agricultural real estate	—	—	—	—	86,761	86,761	—	—
Other real estate	—	—	—	—	18,945	18,945	—	—
Consumer:
Equity loans and lines of credit	62	48	—	110	64,384	64,494	—	526
Consumer and installment	38	—	—	38	25,872	25,910	—	18
Total	$752	$48	$—	$800	$754,561	$755,361	$—	$2,180

The following table shows information related to impaired loans by class at September 30, 2017 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$372	$562	$—
Real estate:
Real estate construction and other land loans	1,397	1,460	—
Commercial real estate	1,804	2,058	—
Total real estate	3,201	3,518	—
Consumer:
Equity loans and lines of credit	154	212	—
Total with no related allowance recorded	3,727	4,292	—

With an allowance recorded:
Commercial:
Commercial and industrial	22	22	1
Real estate:
Real estate construction and other land loans	1,783	1,783	24
Agricultural real estate	51	51	1
Total real estate	1,834	1,834	25
Consumer:
Equity loans and lines of credit	45	46	30
Total with an allowance recorded	1,901	1,902	56
Total	$5,628	$6,194	$56

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2016 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$447	$612	$—
Total commercial	447	612	—
Real estate:
Owner occupied	107	111	—
Commercial real estate	827	967	—
Total real estate	934	1,078	—
Consumer:
Equity loans and lines of credit	167	234	—
Consumer and installment	6	9	—
Total consumer	173	243	—
Total with no related allowance recorded	1,554	1,933	—

With an allowance recorded:
Commercial:
Commercial and industrial	40	40	3
Real estate:
Real estate construction and other land loans	2,222	2,222	79
Commercial real estate	1,082	1,146	162
Total real estate	3,304	3,368	241
Consumer:
Equity loans and lines of credit	359	364	61
Consumer and installment	12	12	2
Total consumer	371	376	63
Total with an allowance recorded	3,715	3,784	307
Total	$5,269	$5,717	$307

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$390	$—	$—	$—
Real estate:
Owner occupied	—	—	108	—
Real estate construction and other land loans	1,423	—	2,686	51
Commercial real estate	1,822	13	838	14
Total real estate	3,245	13	3,632	65
Consumer:
Equity loans and lines of credit	142	—	—	—
Consumer and installment	15	—	8	—
Total consumer	157	—	8	—
Total with no related allowance recorded	3,792	13	3,640	65

With an allowance recorded:
Commercial:
Commercial and industrial	22	—	519	1
Real estate:
Owner occupied	—	—	127	—
Real estate construction and other land loans	1,859	27	—	—
Commercial real estate	—	—	540	—
Agricultural real estate	57	1	—	—
Total real estate	1,916	28	667	—
Consumer:
Equity loans and lines of credit	46	—	160	—
Consumer and installment	—	—	15	—
Total consumer	46	—	175	—
Total with an allowance recorded	1,984	28	1,361	1
Total	$5,776	$41	$5,001	$66

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$416	$—	$104	$—
Agricultural land and production	—	—	—	—
Total commercial	416	—	104	—
Real estate:
Owner occupied	32	—	189	—
Real estate construction and other land loans	1,014	—	2,884	156
Commercial real estate	1,325	40	997	41
Agricultural real estate	—	—	—	—
Other real estate	—	—	—	—
Total real estate	2,371	40	4,070	197
Consumer:
Equity loans and lines of credit	127	—	745	—
Consumer and installment	8	—	6	—
Total consumer	135	—	751	—
Total with no related allowance recorded	2,922	40	4,925	197

With an allowance recorded:
Commercial:
Commercial and industrial	28	1	559	2
Agricultural land and production	—	—	—	—
Total commercial	28	1	559	2
Real estate:
Owner occupied	—	—	156	—
Real estate construction and other land loans	2,025	88	—	—
Commercial real estate	532	—	552	—
Agricultural real estate	40	2	—	—
Other real estate	—	—	—	—
Total real estate	2,597	90	708	—
Consumer:
Equity loans and lines of credit	102	—	162	—
Consumer and installment	1	—	10	—
Total consumer	103	—	172	—
Total with an allowance recorded	2,728	91	1,439	2
Total	$5,650	$131	$6,364	$199

Foregone interest on nonaccrual loans totaled $159,000 and $104,000 for the nine month periods ended September 30, 2017 and 2016, respectively. Foregone interest on nonaccrual loans totaled $54,000 and $12,000 for the three month periods ended September 30, 2017 and 2016, respectively.

Troubled Debt Restructurings:
As of September 30, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $2,722,000 and $3,109,000, respectively. The Company has allocated $26,000 and $82,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2017 and December 31, 2016, respectively. The Company has committed to lend no additional amounts as of September 30, 2017 to customers with outstanding loans that are classified as troubled debt restructurings.
During the nine month period ended September 30, 2017 two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.
The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2017 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate:
Agricultural real estate	1	$59	$—	$59	$51
Consumer:
Equity loans and lines of credit	1	62	—	66	62
Total	2	$121	$—	$125	$113

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2016 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	2	$45	$—	$45	$42

During the quarter ended September 30, 2017 and 2016 no loans were modified as troubled debt restructuring.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the nine months ended September 30, 2017 or September 30, 2016.

Note 6.  Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2017 was $40,311,000 consisting of $14,643,000, $8,934,000, $6,340,000, and $10,394,000 representing the excess of the cost of Service 1st Bancorp, Bank of Madera County, Visalia Community Bank, and Sierra Vista Bank respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. As of September 30, 2017, management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
     Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2017.
The intangible assets at September 30, 2017 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Sierra Vista Bank in 2016 of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000. Core deposit intangibles are being amortized by the straight-line method (which approximates the effective interest method) over an estimated life of ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2017 was $1,243,000 net of $630,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no change to the remaining useful lives was required in the third quarter of 2017. Management performed an annual impairment test on core deposit intangibles as of September 30, 2017 and determined no impairment was necessary. Amortization expense recognized was $141,000 and $102,000 for the nine month periods ended September 30, 2017 and 2016, respectively. Amortization expense recognized was $47,000 and $34,000 for the three month periods ended September 30, 2017 and 2016, respectively.
The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending	Estimated Core Deposit Intangible Amortization
2017	$49
2018	188
2019	188
2020	188
2021	188
Thereafter	442
$1,243

Note 7.  Borrowing Arrangements

As of September 30, 2017 and December 31, 2016, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
FHLB advances are secured under the standard credit and securities-backed credit programs. Investment securities with amortized costs totaling $428,000 and $584,000, and market values totaling $465,000 and $637,000 at September 30, 2017 and December 31, 2016, respectively, were pledged under the securities-backed credit program.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of September 30, 2017, the Company had no Federal funds purchased. The Company had $400,000 in Federal funds purchased on December 31, 2016.

Note 8.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which resulted in the recognition of $0 and $104,000 in excess tax benefits related to the exercise of stock options during the three and nine months ended September 30, 2017.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of September 30, 2017 and December 31, 2016, the reserve for uncertain tax positions attributable to tax deductions related to enterprise zone activities in California was $197,000 and $298,000, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

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
Commitments to extend credit amounting to $322,070,000 and $259,415,000 were outstanding at September 30, 2017 and December 31, 2016, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $320,275,000 and $257,557,000 at September 30, 2017 and December 31, 2016, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $91,419,000 and $43,208,000 as of September 30, 2017 and December 31, 2016, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $1,795,000 and $1,858,000 were outstanding at September 30, 2017 and December 31, 2016, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2017 or December 31, 2016.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2017 and December 31, 2016, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $225,000 and$125,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
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

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Net Income	$4,494	$3,114	$13,691	$12,575
Less: Preferred stock dividends and accretion	—	—	—	—
Net income available to common shareholders	$4,494	$3,114	$13,691	$12,575
Weighted average shares outstanding	12,208,313	10,984,141	12,183,363	10,969,633
Basic earnings per share	$0.37	$0.28	$1.12	$1.15

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Net income available to common shareholders	$4,494	$3,114	$13,691	$12,575
Weighted average shares outstanding	12,208,313	10,984,141	12,183,363	10,969,633
Effect of dilutive stock options	116,941	108,533	132,487	98,412
Weighted average shares of common stock and common stock equivalents	12,325,254	11,092,674	12,315,850	11,068,045
Diluted earnings per share	$0.36	$0.28	$1.11	$1.14

No outstanding options or restricted stock awards were anti-dilutive for the nine months ended September 30, 2017. Outstanding options and restricted stock of 54,650 were not factored into the calculation of dilutive stock options for the nine months ended September 30, 2016, because they were anti-dilutive. During the three-month period ended September 30, 2017 no options or restricted stock awards were anti-dilutive. During the three-month period ended September 30, 2016, 45,800 options or restricted stock awards were not factored into the calculation because they were anti-dilutive.

Note 11.  Share-Based Compensation

The Company has three share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $310,000 and $196,000 for the nine months ended September 30, 2017 and 2016, respectively. For the quarters ended September 30, 2017 and 2016, share-based compensation was $77,000 and $89,000, respectively. The recognized tax benefits for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $102,000 and $38,000, respectively, for the nine month periods ended September 30, 2017 and 2016. For the quarters ended September 30, 2017 and 2016, recognized tax benefits were $0 and $10,000, respectively. The Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” during the nine months ended September 30, 2017.
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
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of the six-month offering period at a 10 percent discount from the closing market price on the last day of each offering period. The Company has reserved 500,000 common shares to be set aside for the ESPP, and there were 500,000 shares available for future purchase under the plan as of September 30, 2017.

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
     No options to purchase shares of the Company’s common stock were granted during the nine month periods ended September 30, 2017 and 2016.
A summary of the combined activity of the Company’s stock option compensation plans for the nine month periods ended September 30, 2017 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2017	202,215	$6.87
Options exercised	(69,965)	$6.75
Options forfeited	(1,380)	$8.02
Options outstanding at September 30, 2017	130,870	$6.92	3.84	$2,012
Options vested or expected to vest at September 30, 2017	130,850	$6.92	3.84	$2,012
Options exercisable at September 30, 2017	130,670	$6.92	3.84	$2,010

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Intrinsic value of options exercised	$13	$71	$964	$197
Cash received from options exercised	$7	$48	$473	$208
Excess tax benefit realized for option exercises	$—	$10	$104	$19

As of September 30, 2017, there was no remaining unrecognized compensation cost related to nonvested stock options granted under all plans.  The total fair value of options vested was $46,000 and $51,000 during the nine months ended September 30, 2017 and 2016, respectively.

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
The following table summarizes restricted stock activity for the nine month period ended September 30, 2017 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2017	93,501	$13.35
Granted	—	$—
Vested	(27,373)	$13.34
Forfeited	(1,590)	$14.10
Nonvested outstanding shares at September 30, 2017	64,538	$13.34

There were no grants of restricted stock during the quarter ended September 30, 2017 or 2016. During the nine-month period ended September 30, 2017, no shares of restricted common stock were granted from outstanding grants under the 2005 and 2015 Plans. During the nine-month period ended September 30, 2016, 54,650 shares of restricted common stock were granted from outstanding grants under the 2005 and 2015 Plan. The restricted common stock had a fair market value of $14.10 per share on the date of grant during the nine-month period ended September 30, 2016. These restricted common stock awards vest 20% after Year 1, and thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of September 30, 2017, there were 64,538 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2017, there was $736,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 3.06 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,439,000 at September 30, 2017.

Note 12.  Subsequent Events
On October 18, 2017, the board of directors declared a $0.06 per share cash dividend payable on November 17, 2017 to shareholders of record as of November 3, 2017.
Effective October 1, 2017, The Company and Folsom Lake Bank, headquarter in Folsom, California completed a merger under which Folsom Lake Bank (“Folsom”), with three full-service offices in Folsom, Rancho Cordova, and Roseville merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in an all-stock transaction. Folsom’s assets (unaudited) as of September 30, 2017 totaled approximately $197.3 million. The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the Company’s December 31, 2017 financial statements. The Company also expects to record goodwill and a core deposit intangible related to this transaction, but those amounts are not yet known as the initial fair value accounting is incomplete. The goodwill will not be deductible for tax purposes.
Under the terms of the merger agreement, the Company issued 1,276,888 shares of common stock to the former shareholders of Folsom.

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
There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2017.  Please refer to the Company’s 2016 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, El Dorado, Madera, Merced, Sacramento, Stanislaus, San Joaquin, and Tulare Counties of central California.  Effective October 1, 2016, the Company and Sierra Vista Bank (SVB) completed a merger under which Sierra Vista Bank, with three full-service offices, located in Folsom and Fair Oaks (Sacramento County) and Cameron Park (El Dorado County), merged with and into the Bank. On April 24, 2017, the Bank’s private banking office in Sacramento County was relocated and opened as a full-service branch in Roseville, California. On October 1, 2017, the Company completed the acquisition of Folsom Lake Bank headquartered in Folsom, California. As part of the acquisition, Folsom Lake Bank (FLB) with three full-service branches located in Folsom, Rancho Cordova, and Roseville merged with and into Central Valley Community Bank. The Company’s results of operations for the nine months ended September 30, 2017 and its balance sheet as of the same date do not reflect the FLB acquisition. On October 20, 2017, the Company closed and consolidated the former Folsom Lake Bank Roseville Branch into the Company’s existing Roseville office. As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

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
The Bank operates 24 full-service branches which serve the communities of Cameron Park, Clovis, Exeter, Fair Oaks, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Rancho Cordova, Roseville, Sacramento, Stockton, Tracy, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2017 FDIC data, the Bank’s branches in Fresno, Madera, and Tulare Counties had a 4.88% combined deposit market share of all insured depositories. The Bank’s branches in El Dorado, Merced, Sacramento, San Joaquin, and Stanislaus Counties had a 0.33% combined deposit market share of all insured depositories.

Dividend Declared

On October 18, 2017, the board of directors declared a $0.06 per share cash dividend payable on November 17, 2017 to shareholders of record as of November 3, 2017.

Acquisition of Folsom Lake Bank Completed

On October 1, 2017, the Company completed the acquisition of Folsom Lake Bank (“Folsom”) for an aggregate transaction value of $28.5 million. Folsom was merged into the Bank, and the Company issued 1,276,888 shares of common stock to the former shareholders of Folsom. The Company also assumed the outstanding Folsom stock options. Folsom operated three full-service branches in Folsom, Rancho Cordova, and Roseville, California. Folsom reported $197.3 million in assets at September 30, 2017. The operating results for Folsom are not included for the three and nine months ended September 30, 2017.

As of September 30, 2017, on a pro forma unaudited consolidated basis, the combined company would have had approximately $1.6 billion in total assets.

Third Quarter of 2017

In the third quarter of 2017, our consolidated net income was $4,494,000 compared to net income of $3,114,000 for the same period in 2016. Diluted EPS was $0.36 for the quarter ended September 30, 2017 compared to $0.28 for the same period in 2016. The increase in net income during the third quarter of 2017 compared to the same period in 2016 is primarily due to an increase in net interest income before the provision for credit losses of $2,583,000, an increase in total non-interest income of $419,000, partially offset by an increase in non-interest expenses of $739,000 and an increase in the provision for income taxes of $783,000. The Company recorded $900,000 and $1,000,000 reverse provisions for credit losses during the third quarters of 2017 and 2016, respectively.
Net interest margin (fully tax equivalent basis) increased to 4.43% for the quarter ended September 30, 2017 compared to 4.01% for the same period in 2016. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.06% for the quarter ended September 30, 2017 compared to 0.09% for the same period in 2016.
Non-interest income increased $419,000 or 19.63% to $2,554,000 for the quarter ended September 30, 2017 compared to $2,135,000 in the same period in 2016, primarily due to an increase in other income of $449,000. For the quarter ended September 30, 2017, service charge income increased $82,000, interchange fees increased $66,000, partially offset by a decrease of $12,000 in FHLB dividends, a decrease in net realized gains on sales and calls of investment securities of $117,000, and a decrease of $68,000 in loan placement fees compared to the same period in 2016. Non-interest expense increased $739,000 or 7.65% for the comparable periods primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing expenses, and license and maintenance contract expenses, partially offset by decreases in directors’ expenses, professional services, and acquisition and integration expenses.
Annualized return on average equity for the third quarter of 2017 increased to 10.05% compared to 8.01% for the same period in 2016. Total average equity increased to $178,773,000 for the third quarter of 2017 compared to $155,595,000 for the third quarter of 2016. The increase in return on average equity was primarily due to an increase in net income, notwithstanding an increase in shareholders’ equity which resulted primarily from the common stock issued in connection with the Sierra Vista Bank acquisition which occurred in 2016. The Company declared and paid $0.06 per share in cash dividends to holders of common stock during the third quarter of 2017, consistent with $0.06 in dividends declared and paid during the third quarter of 2016.
Our average total assets increased $129,863,000 or 10.01% to $1,427,070,000 during the third quarter of 2017 compared to the same period in 2016.  Total average interest-earning assets increased $117,185,000 or 9.86% in the third quarter of 2017 compared to the same period of 2016.  Average total loans, including nonaccrual loans, increased $146,493,000 or 23.47% in the third quarter of 2017 compared to the same period in 2016. Average total investments and interest-earning deposits decreased $28,401,000 or 5.07% in the period ended September 30, 2017 compared to the same period in 2016.  Average interest-bearing liabilities increased $31,741,000 or 4.47% in the period ended September 30, 2017 compared to the same period in 2016. Average non-interest bearing demand deposits increased 18.49% to $488,246,000 in 2017 compared to $412,043,000 in 2016.  The ratio of average non-interest bearing demand deposits to average total deposits was 39.92% in the third quarter of 2017 compared to 36.88% in 2016.

First Nine Months of 2017

For the nine months ended September 30, 2017, our consolidated net income was $13,691,000 compared to $12,575,000 for the same period in 2016.  Diluted EPS was $1.11 for the first nine months of 2017 compared to $1.14 for the first nine months of 2016.  Net income for the nine month period increased 8.87% in 2017 compared to 2016, primarily driven by an increase in net realized gains on sales and calls of investment securities, an increase in net interest income, offset by an increase in non-interest expense, and an increase in provision for income taxes. During the nine-month period ended September 30, 2017, our net interest margin (fully tax equivalent basis) increased 38 basis points to 4.43%.  Net interest income before the provision for credit losses increased $7,866,000 or 23.98%.  Net interest income during the first nine months of 2017 and 2016 benefited by approximately $1,218,000 and $501,000, respectively, from prepayment penalties and payoff of loans previously on nonaccrual status. Excluding these benefits, net interest income for the first nine months ended September 30, 2017, increased by $7,149,000 compared to the period ended September 30, 2016. Non-interest income increased $1,543,000 or 20.98%, and non-interest expense increased $3,289,000 or 11.74% in the first nine months of 2017 compared to 2016. During the nine months ended September 30, 2017, the Company recorded a reverse provision for credit losses of $1,150,000 compared to $5,850,000 during same period in 2016. These reversals were primarily necessitated by net recoveries of previously charged-off loans totaling $740,000 and $5,539,000 during the nine months ended September 30, 2017 and 2016, respectively.

Annualized return on average equity for the nine months ended September 30, 2017 was 10.55% compared to 11.21% for the same period in 2016.  Annualized return on average assets was 1.27% and 1.31% for the nine months ended September 30, 2017 and 2016, respectively.  Total average equity was $173,016,000 for the nine months ended September 30, 2017 compared to $149,548,000 for the same period in 2016.  The increase in shareholders’ equity was driven by the issuance of stock in connection with the Sierra Vista Bank acquisition, as well as the retention of earnings net of dividends paid.

Our average total assets increased $163,925,000 or 12.84% in the first nine months of 2017 compared to the same period in 2016.  Total average interest-earning assets increased $150,695,000 or 12.90% comparing the first nine months of 2017 to the same period in 2016.  Average total loans, including nonaccrual loans, increased $147,271,000 or 24.01% comparing the first nine months of 2017 compared to the same period in 2016. Average total investments (securities and interest-earning deposits) increased $2,999,000, or 0.54% in the nine-month period ended September 30, 2017 compared to the same period in 2016, with average interest-bearing liabilities increasing $70,745,000 or 10.08% on a period to period comparison.

Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2017 was 4.43% compared to 4.05% for the same period in 2016. The increase in net interest margin in the period-to-period comparison resulted primarily from an increase in the effective yield on the Company’s investment portfolio, and an increase in the yield on the loan portfolio.  The effective yield on interest-earning assets increased 37 basis points to 4.51% for the nine-month period ended September 30, 2017 compared to 4.14% for the same period in 2016. For the nine-month period ended September 30, 2017, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, increased 28 basis points, compared to the same period in the prior year, and the effective yield on loans increased 23 basis points. The cost of total interest-bearing liabilities decreased one basis point to 0.14% compared to 0.15% for the same period in 2016.  The cost of total deposits, including noninterest bearing accounts decreased to 0.07% compared to 0.08% for the nine months ended September 30, 2017 and 2016.

Net interest income before the provision for credit losses for the nine months ended September 30, 2017 was $40,672,000 compared to $32,806,000 for the same period in 2016, an increase of $7,866,000 or 23.98%.  Net interest income increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities. The Bank recovered $1,218,000 and $501,000, of foregone interest income and prepaid payment penalties in 2017 and 2016, respectively. The Bank had non-accrual loans totaling $2,968,000 at September 30, 2017, compared to $2,180,000 at December 31, 2016 and 1,274,000 at September 30, 2016.  The Company had no other real estate owned at September 30, 2017, December 31, 2016, or September 30, 2016. However, the Company held other repossessed assets at their estimated realizable value of $194,000 as of September 30, 2017 as compared to $362,000 as of December 31, 2016.

At September 30, 2017, we had total net loans of $769,810,000, total assets of $1,423,026,000, total deposits of $1,218,385,000, and shareholders’ equity of $181,232,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders' equity. Our annualized ROE was 10.55% for the nine months ended September 30, 2017 compared to 9.84% for the year ended December 31, 2016 and 11.21% for the nine months ended September 30, 2016.  Our net income for the nine months ended September 30, 2017 increased $1,116,000 or 8.87% to $13,691,000 compared to $12,575,000 for the nine months ended September 30, 2016, primarily driven by an increase in net interest income, an increase in net realized gains on sales and calls of investment securities, partially offset by a lower reverse provision for credit losses, an increase in non-interest expenses, and an increase in provision for income taxes. Net interest margin (NIM) increased 38 basis points for the nine-month period ended September 30, 2017 compared to the nine month period ended September 30, 2016.  Diluted EPS was $1.11 for the nine months ended September 30, 2017 and $1.14 for the same period in 2016.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2017 was 1.27% compared to 1.15% for the year ended December 31, 2016 and 1.31% for the annualized nine months ended September 30, 2016.  The decrease in ROA for the nine months ended September 30, 2017 compared to September 30, 2016 was due to increase in average assets outpacing the increase in net income.  Average assets for the nine months ended September 30, 2017 was $1,440,139,000 compared to $1,321,007,000 for the year ended December 31, 2016.  ROA for our peer group was 0.99% for the year ended December 31, 2016.  Peer group data from SNL Financial includes bank holding companies in central California with assets from $600 million to $2.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the continuing declines in interest rates on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) increased to 4.43% for the nine months ended September 30, 2017, compared to 4.05% for the same period in 2016.  The increase in net interest margin was principally due to continued growth in higher yielding earning assets such as loans rather than investment securities, while interest bearing liabilities continue to benefit from low interest rates. The Company’s net interest margin was also positively impacted by the increase in the yield on the Company’s loan portfolio. In comparing the two periods ending September 30, 2017 and 2016, the effective yield on total earning assets increased 37 basis points, while the cost of total interest bearing liabilities decreased one basis point and the cost of total deposits decreased to 0.07% compared to 0.08%.  Net interest income before the provision for credit losses for the nine-month period ended September 30, 2017 was $40,672,000 compared to $32,806,000 for the same period in 2016.
Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales of investment securities. Non-interest income for the nine months ended September 30, 2017 increased $1,543,000 or 20.98%, to $8,896,000 compared to $7,353,000 for the nine months ended September 30, 2016.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, service charge income, and interchange fees, compared to the comparable 2016 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $3,162,000 and $2,542,000 at September 30, 2017 and December 31, 2016, respectively.  Nonperforming assets totaled 0.41% of gross loans as of September 30, 2017 and 0.34% of gross loans as of December 31, 2016. The ratio of nonperforming assets to total assets was 0.22% as of September 30, 2017 and 0.18% as of December 31, 2016. The nonperforming assets at September 30, 2017 includes repossessed assets of $194,000 compared to $362,000 repossessed assets at December 31, 2016 with the balance of nonperforming assets consisting of nonaccrual loans of $2,968,000 and $2,180,000, respectively. The Company had no other real estate owned (OREO) at September 30, 2017 or December 31, 2016. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.38% as of September 30, 2017 and 0.29% as of December 31, 2016. The allowance for credit losses as a percentage of outstanding loan balance was 1.14% as of September 30, 2017 and 1.23% as of December 31, 2016. The ratio of net charge-off (recovery) to average loans was (0.13)% as of September 30, 2017 and (0.86)% as of December 31, 2016.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $20,297,000 or 1.41% during the nine months ended September 30, 2017 to $1,423,026,000 compared to $1,443,323,000 as of December 31, 2016.  Total gross loans increased by 2.92% or $22,098,000 to $778,726,000 as of September 30, 2017 compared to $756,628,000 as of December 31, 2016.  Total deposits decreased 2.99% to $1,218,385,000 as of September 30, 2017 compared to $1,255,979,000 as of December 31, 2016. Our loan-to-deposit ratio at September 30, 2017 was 63.91% compared to 60.24% at December 31, 2016.  The loan-to-deposit ratio of our peers was 78.96% at December 31, 2016.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2017, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 62.49% for the nine months ended September 30, 2017 compared to 68.65% for the nine months ended September 30, 2016.  The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense. Further discussion of the change in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, investment securities related gains, and gain related to the collection of life insurance proceeds, increased 21.82% to $49,557,000 for the first nine months of 2017 compared to $40,680,000 for the same period in 2016, while operating expenses, net of losses on sale of assets and amortization of core deposit intangibles, increased 10.90% to $30,969,000 from $27,926,000 for the same period in 2016.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $229,757,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $550,766,000 or 38.70% of total assets at September 30, 2017 and $586,317,000 or 40.62% of total assets as of December 31, 2016.

RESULTS OF OPERATIONS

Net Income for the First Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016:

Net income increased to $13,691,000 for the nine months ended September 30, 2017 compared to $12,575,000 for the nine months ended September 30, 2016.  Basic and diluted earnings per share for September 30, 2017 were $1.12 and $1.11, respectively. Basic and diluted earnings per share for the same period in 2016 were $1.15 and $1.14, respectively. Annualized ROE was 10.55% for the nine months ended September 30, 2017 compared to 11.21% for the nine months ended September 30, 2016.  Annualized ROA for the nine months ended September 30, 2017 and 2016 was 1.27% and 1.31%, respectively.
The increase in net income for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily driven by an increase in net realized gains on sales and calls of investment securities, and an increase in net interest income, offset by an increase in non-interest expense, and an increase in provision for income taxes. During the nine months ended September 30, 2017, the Company recorded a reverse provision for credit losses of $1,150,000, compared to a $5,850,000 reverse provision during the nine months ended September 30, 2016.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2017			For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$27,232	$204	1.00%	$53,613	$210	0.52%
Securities:
Taxable securities	296,563	4,564	2.05%	313,620	4,486	1.91%
Non-taxable securities (1)	231,999	8,225	4.73%	185,457	7,091	5.10%
Total investment securities	528,562	12,789	3.23%	499,077	11,577	3.09%
Federal funds sold	45	—	1.25%	150	—	0.50%
Total securities and interest-earning deposits	555,839	12,993	3.12%	552,840	11,787	2.84%
Loans (2) (3)	757,859	31,287	5.52%	610,932	24,208	5.29%
Federal Home Loan Bank stock	5,594	322	7.70%	4,825	314	8.69%
Total interest-earning assets	1,319,292	$44,602	4.51%	1,168,597	$36,309	4.14%
Allowance for credit losses	(9,376)			(10,353)
Nonaccrual loans	2,793			2,449
Cash and due from banks	24,433			23,722
Bank premises and equipment	9,220			8,969
Other non-earning assets	93,777			82,780
Total average assets	$1,440,139			$1,276,214
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$379,490	$270	0.10%	$321,224	$230	0.10%
Money market accounts	247,669	94	0.05%	243,176	96	0.05%
Time certificates of deposit	139,100	326	0.31%	132,499	364	0.37%
Total interest-bearing deposits	766,259	690	0.12%	696,899	690	0.13%
Other borrowed funds	6,540	121	2.47%	5,155	88	2.28%
Total interest-bearing liabilities	772,799	$811	0.14%	702,054	$778	0.15%
Non-interest bearing demand deposits	477,076			406,856
Other liabilities	17,248			17,756
Shareholders’ equity	173,016			149,548
Total average liabilities and shareholders’ equity	$1,440,139			$1,276,214
Interest income and rate earned on average earning assets		$44,602	4.51%		$36,309	4.14%
Interest expense and interest cost related to average interest-bearing liabilities		811	0.14%		778	0.15%
Net interest income and net interest margin (4)		$43,791	4.43%		$35,531	4.05%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits at 35% relating to income earned on municipal bonds totaling $2,797 and $2,411 in 2017 and 2016, respectively.

(2)	Loan interest income includes loan fees (costs) of $420 in 2017 and $(31) in 2016

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Nine Months Ended September 30, 2017 and 2016
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(104)	$98	$(6)
Investment securities:
Taxable	(243)	321	78
Non-taxable (1)	1,779	(645)	1,134
Total investment securities	1,536	(324)	1,212
Loans	5,822	1,257	7,079
FHLB Stock	50	(42)	8
Total earning assets (1)	7,304	989	8,293
Interest expense:
Deposits:
Savings, NOW and MMA	43	(5)	38
Time certificate of deposits	18	(56)	(38)
Total interest-bearing deposits	61	(61)	—
Other borrowed funds	23	10	33
Total interest bearing liabilities	84	(51)	33
Net interest income (1)	$7,220	$1,040	$8,260
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $7,079,000 or 29.24% for the nine months ended September 30, 2017 compared to the same period in 2016. Net interest income during the first nine months of 2017 was positively impacted by an increase in average total loans by $146,927,000 or 24.05% to $757,859,000 compared to $610,932,000 for the same period in 2016. The yield on average loans, excluding nonaccrual loans, was 5.52% for the nine months ended September 30, 2017 as compared to 5.29% for the same period in 2016. The acquisition of Sierra Vista Bank (SVB) attributed approximately $4,393,000 of the increase in net interest income. Net interest income was positively impacted during the nine months ended September 30, 2017 by $3,473,000 from our continued organic growth including the receipt of nonrecurring income from prepayment penalties and payoff of nonaccrual loans of approximately $1,218,000 as compared to a $501,000 net reversal of interest income in the same period in 2016.  The impact to interest income from the accretion of the loan marks on acquired loans was $806,000 and $266,000 for the nine months ended September 30, 2017 and 2016, respectively. We were successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing asset quality and value to our shareholders.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $820,000 in the first nine months of 2017 to $10,196,000 compared to $9,376,000, for the same period in 2016.  The yield on average total investments (total securities and interest-earning deposits) increased 28 basis points to 3.12% for the nine month period ended September 30, 2017 compared to 2.84% for the same period in 2016. Average total securities and interest-earning deposits for the first nine months of 2017 increased $2,999,000 or 0.54% to $555,839,000 compared to $552,840,000 for the same period in 2016.  Income from investments represents 25.07% of net interest income for the first nine months of 2017 compared to 28.58% for the same period in 2016.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2017, we held $232,802,000 or 45.20% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 2.13% as compared to $181,064,000 and $252,925,000 with average yields of 1.88% and 1.95% at December 31, 2016 and September 30, 2016, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
The net-of-tax unrealized gain on the investment portfolio was $4,405,000 at September 30, 2017 and is reflected in the Company’s equity.  At September 30, 2017, the average life of the investment portfolio was 5.95 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $7,600,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the nine months ended September 30, 2017, no OTTI was recorded. The Company recorded an other-than-temporary impairment loss of $136,000 during the nine month period ended September 30, 2016.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2017, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $(36,296,000) or (7.16)%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $31,400,000 or 6.19%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the nine months ended September 30, 2017 increased $7,899,000 or 23.52% to $41,483,000 compared to $33,584,000 for the nine months ended September 30, 2016.  The yield on interest earning assets increased 37 basis points to 4.51% on a fully tax equivalent basis for the nine months ended September 30, 2017 from 4.14% for the period ended September 30, 2016, primarily due to the increase in volume of loans and investment securities. Average interest earning assets increased to $1,319,292,000 for the nine months ended September 30, 2017 compared to $1,168,597,000 for the nine months ended September 30, 2016.  The $150,695,000 increase in average earning assets was attributed to the $146,927,000 or 24.05% increase in average loans and the $2,999,000 increase in average investments.
Interest expense on deposits for the nine months ended September 30, 2017 and 2016 remains unchanged at $690,000. The average interest rate on interest bearing deposits slightly decreased to 0.12% compared to 0.13% for the nine months ended September 30, 2017 and 2016 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 9.95% or $69,360,000 to $766,259,000 for the nine months ended September 30, 2017 compared to $696,899,000 for the same period ended September 30, 2016.
Average other borrowed funds increased $1,385,000 or 26.87% to $6,540,000 with an effective rate of 2.47% for the nine months ended September 30, 2017 compared to $5,155,000 with an effective rate of 2.28% for the nine months ended September 30, 2016.  Total interest expense on other borrowed funds was $121,000 for the nine months ended September 30, 2017 and $88,000 for the nine months ended September 30, 2016.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 2.90% and 2.23% at September 30, 2017 and 2016, respectively.  See the section on “Financial Condition” for more detail.
The cost of our interest-bearing liabilities decreased one basis point to 0.14% for the nine-month period ended September 30, 2017 compared to 0.15% for 2016. The cost of total deposits slightly decreased to 0.07% compared to 0.08% for the nine-month periods ended September 30, 2017 and 2016.  Average non-interest bearing demand deposits increased 17.26% to $477,076,000 in 2017 compared to $406,856,000 for 2016.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 38.37% in the nine-month period of 2017 compared to 36.86% for the same period in 2016.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2017 increased by $7,866,000 or 23.98% to $40,672,000 compared to $32,806,000 for the same period in 2016.  The increase was a result of yield changes, an increase in average earning assets, asset mix changes, slightly offset by a decrease in the average interest rate of interest bearing deposits, and an increase in average interest bearing liabilities. Additionally, the acquisition of SVB attributed approximately $4,393,000 of the increase in net interest income and approximately $3,473,000 was contributed from our continued organic growth. Average interest earning assets were $1,319,292,000 for the nine months ended September 30, 2017 with a net interest margin (fully tax equivalent basis) of 4.43% compared to $1,168,597,000 with a net interest margin (fully tax equivalent basis) of

4.05% for the nine months ended September 30, 2016.  The $150,695,000 increase in average earning assets was attributed to the $146,927,000 or 24.05% increase in average loans, and the $2,999,000 increase in average total investments.  For the nine months ended September 30, 2017, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 28 basis points. The effective yield on loans increased 23 basis points.
Average interest bearing liabilities increased 10.08% to $772,799,000 for the nine months ended September 30, 2017, compared to $702,054,000 for the same period in 2016.

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
The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	September 30, 2017	December 31, 2016
Commercial:
Commercial and industrial	$1,728	$1,884
Agricultural land and production	446	296
Total commercial	2,174	2,180
Real estate:
Owner occupied	1,305	1,408
Real estate construction and other land loans	825	698
Commercial real estate	1,884	1,969
Agricultural real estate	1,540	1,969
Other real estate	131	156
Total real estate	5,685	6,200
Consumer:
Equity loans and lines of credit	417	483
Consumer and installment	345	369
Total consumer	762	852
Unallocated reserves	295	94
Total allowance for credit losses	$8,916	$9,326

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
During the nine months ended September 30, 2017, the Company recorded a reverse provision for credit losses of $1,150,000 compared to a reverse provision of $5,850,000 for the same period in 2016. The reversal from the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the nine months ended September 30, 2017, the Company had net recoveries totaling $740,000 and $5,539,000 for the same period in 2016.
Nonperforming loans, consisting entirely of nonaccrual loans, were $2,968,000 and $2,180,000 at September 30, 2017 and December 31, 2016, respectively, and $1,274,000 at September 30, 2016.  Nonperforming loans as a percentage of total loans were 0.38% at September 30, 2017 compared to 0.29% at December 31, 2016 and 0.20% at September 30, 2016.  The Company had no other real estate owned (OREO) at September 30, 2017 or December 31, 2016. The Company held $194,000 in repossessed assets at September 30, 2017 compared to $362,000 at December 31, 2016.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.13)% for the nine months ended September 30, 2017, and (1.20)% for the same period in 2016.
Notwithstanding improvements in the economy, we anticipate some weakness in economic conditions on national, state, and local levels to continue. Continued economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result we may be required to make further significant provisions to the allowance for credit losses in the future.  We continue to closely monitor the water and other related issues affecting our customers. We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any further losses. As of September 30, 2017, there were $49.5 million in classified loans of which $27.7 million related to agricultural real estate, $7.4 million to commercial and industrial loans, $2.8 million to real estate owner occupied, $1.9 million in commercial real estate, $1.8 million to real estate construction, and $0.8 million to consumer equity loans and lines of credit. This compares to $49.5 million in classified loans of which $27.1 million related to agricultural real estate, $12.5 million to commercial and industrial loans, $3.8 million to real estate owner occupied, $2.7 million to commercial real estate, $1.6 million to consumer equity and lines of credit, and $1.4 million to real estate construction as of December 31, 2016.
As of September 30, 2017, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $41,822,000 for the nine months period ended September 30, 2017 and $38,656,000 for the same period in 2016.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $8,896,000 for the nine months ended September 30, 2017 compared to $7,353,000 for the same period in 2016.  The $1,543,000 or 20.98% increase in non-interest income for the nine months ended September 30, 2017 was primarily driven by an increase of $972,000 in net realized gains on sales and calls of investment securities during the period ended September 30, 2016. A $225,000 increase in service charge income, a $171,000 increase in interchange fees, an increase in appreciation in cash surrender value of bank-owned life insurance of $39,000, an increase of $258,000 in other income, and a $8,000 increase in Federal Home Loan Bank dividends was offset by a decrease in loan placement fees of $266,000.
During the nine months ended September 30, 2017, we realized a net gain on sales and calls of investment securities of $2,808,000 compared to $1,836,000 for the same period in 2016.  The net gains realized on sales and calls of investment securities in 2017 and 2016 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.

Customer service charges increased $225,000 or 10.10% to $2,452,000 for the first nine months of 2017 compared to $2,227,000 for the same period in 2016. The increase in service charges was the result of a greater volume of NSF fees and higher analysis fees. Interchange fees increased $171,000 to $1,075,000 the first nine months of 2017 compared to $904,000 for the same period in 2016. Loan placement fees decreased $266,000 or 33.59% to $526,000 for the first nine months of 2017 compared to $792,000 for the same period in 2016, primarily due to a decrease in mortgage refinances. Other income increased $258,000 the first nine months of 2017 compared to the same period in 2016, as a result of favorable legal settlements. The Company realized a tax-free gain of $190,000 related to the collection of life insurance proceeds during the nine months ended September 30, 2016.
The Bank holds stock from the Federal Home Loan Bank of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $5,594,000 in FHLB stock.  We received dividends totaling $322,000 in the nine months ended September 30, 2017, compared to $314,000 for the same period in 2016.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, acquisition and integration expenses, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $3,289,000 or 11.74% to $31,297,000 for the nine months ended September 30, 2017, compared to $28,008,000 for the nine months ended September 30, 2016.  The net increase for the first nine months of 2017 was a result of increases in salaries and employee benefits of $1,561,000, license and maintenance contracts of $202,000, occupancy and equipment expenses of $165,000, professional services of $133,000, acquisition and integration expenses of $103,000, data processing expenses of $105,000, directors’ expenses of $18,000, stationary and supplies of $41,000, ATM/Debit card expenses of $84,000, regulatory assessments of $13,000, Internet banking expenses of $26,000, and other non-interest expenses of $800,000, partially offset by decreases in telephone expenses of $87,000.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 62.49% for the first nine months of 2017 compared to 68.65% for the nine months ended September 30, 2016. The improvement in the efficiency ratio for the first nine months of 2017 was due to the growth in revenues outpacing the growth in non-interest expense.
Salaries and employee benefits increased $1,561,000 or 9.57% to $17,865,000 for the first nine months of 2017 compared to $16,304,000 for the nine months ended September 30, 2016.  Full time equivalent employees were 303 at September 30, 2017, compared to 268 at September 30, 2016. The increase of salaries and employee benefits in 2017 as compared to the same period in 2016 is a result of higher levels of full time equivalent employees in the 2017 period.
Occupancy and equipment expense increased $165,000 or 4.70% to $3,676,000 for the nine months ended September 30, 2017 compared to $3,511,000 for the nine months ended September 30, 2016. The Company made no changes in its depreciation expense methodology. The Company operated 22 full service offices at September 30, 2017 as compared to 20 at September 30, 2016. The Company chose to consolidate the Sunnyside office into the Fresno Downtown office in April 2016. The Company added three branches with the acquisition of SVB in October 2016.
Data processing expense increased to $1,250,000 for the nine month period ended September 30, 2017 compared to $1,145,000 for the same period in 2016 which is attributed to the addition of new branches.
Regulatory assessments increased to $482,000 for the nine month period ended September 30, 2017 compared to $469,000 for the same period in 2016.  The assessment base for calculating the amount owed is average assets minus average tangible equity.
Professional services increased by $133,000 in the first nine months of 2017 compared to the same period in 2016 due to higher legal, audit, and consulting fees. Other categories of non-interest expenses increased $800,000 or 29.42% in the period under review.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2017		2016
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$216	0.02%	$175	0.02%
Amortization of software	208	0.02%	197	0.02%
Postage	150	0.01%	151	0.02%
Risk management expense	135	0.01%	113	0.01%
Personnel other	170	0.02%	134	0.01%
Armored courier fees	197	0.02%	165	0.02%
Credit card expense	182	0.02%	142	0.01%
Telephone	196	0.02%	283	0.03%
Donations	173	0.02%	133	0.01%
Education/training	139	0.01%	115	0.01%
Loan related expenses	124	0.01%	30	—%
General insurance	117	0.01%	111	0.01%
Loss on sale or write-down of assets	63	0.01%	5	—%
Operating losses	143	0.01%	67	0.01%
Other	1,306	0.12%	898	0.09%
Total other non-interest expense	$3,519	0.33%	$2,719	0.28%

Provision for Income Taxes

Our effective income tax rate was 29.50% for the nine months ended September 30, 2017 compared to 30.14% for the nine months ended September 30, 2016. The Company reported an income tax provision of $5,730,000 for the nine months ended September 30, 2017, compared to $5,426,000 for the nine months ended September 30, 2016.  The decrease in the Company’s effective tax rate, was due in part to the increase in tax exempt income in 2017 and the adoption of ASU 2016-09. During the nine months ended September 30, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which, due to the exercise of stock options in the current period, resulted in the recognition of $104,000 in excess tax benefits. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of September 30, 2017 and December 31, 2016, the reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California was $197,000 and $298,000, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

Net Income for the Third Quarter of 2017 Compared to the Third Quarter of 2016:

Net income was $4,494,000 for the quarter ended September 30, 2017 compared to $3,114,000 for the quarter ended September 30, 2016.  Basic earnings per share was $0.37 for the quarter ended September 30, 2017 compared to $0.28 for the same period in 2016. Diluted earnings per share was $0.36 for the quarter ended September 30, 2017 compared to $0.28 for the same period in 2016  Annualized ROE was 10.05% for the quarter ended September 30, 2017 compared to 8.01% for the quarter ended September 30, 2016.  Annualized ROA for the three months ended September 30, 2017 was 1.26% compared to 0.96% for the quarter ended September 30, 2016.

The increase in net income during the third quarter of 2017 compared to the same period in 2016 is primarily due to an increase in net interest income before the provision for credit losses of $2,583,000, and an increase in total non-interest income of $419,000, offset by an increase in non-interest expenses of $739,000 and an increase in the provision for income taxes of $783,000. The Company recorded $900,000 and $1,000,000 reverse provisions for credit losses during the third quarters of 2017 and 2016, respectively. Non-interest income increased $419,000 or 19.63% to $2,554,000 for the quarter ended September 30, 2017 compared to $2,135,000 in the same period in 2016, primarily due to an increase in other income of $449,000 which was the result of a legal settlement. For the quarter ended September 30, 2017, service charge income increased $82,000, and interchange fees increased $66,000, partially offset by a decrease in net realized gains on sales and calls of investment securities of $117,000, a decrease of $68,000 in loan placement fees, and a decrease of $12,000 in FHLB dividends, compared to the same period in 2016.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2017			For the Three Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$16,316	$53	1.30%	$54,618	$71	0.52%
Securities
Taxable securities	320,261	1,818	2.27%	313,769	1,500	1.91%
Non-taxable securities (1)	195,262	2,320	4.75%	191,866	2,397	5.00%
Total investment securities	515,523	4,138	3.21%	505,635	3,897	3.08%
Federal funds sold	87	—	1.25%	74	—	0.50%
Total securities and interest-earning deposits	531,926	4,191	3.15%	560,327	3,968	2.83%
Loans (2) (3)	767,770	10,423	5.39%	622,955	8,112	5.18%
Federal Home Loan Bank stock	5,594	98	6.95%	4,823	110	9.07%
Total interest-earning assets	1,305,290	$14,712	4.51%	1,188,105	$12,190	4.10%
Allowance for credit losses	(9,382)			(9,982)
Non-accrual loans	3,007			1,329
Cash and due from banks	24,610			23,262
Bank premises and equipment	9,106			8,801
Other non-earning assets	94,439			85,692
Total average assets	$1,427,070			$1,297,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$375,949	$85	0.09%	$327,124	$86	0.10%
Money market accounts	232,832	30	0.05%	249,355	34	0.05%
Time certificates of deposit	125,898	85	0.27%	128,601	120	0.37%
Total interest-bearing deposits	734,679	200	0.11%	705,080	240	0.14%
Other borrowed funds	7,297	47	2.58%	5,155	30	2.33%
Total interest-bearing liabilities	741,976	$247	0.13%	710,235	$270	0.15%
Non-interest bearing demand deposits	488,246			412,043
Other liabilities	18,075			19,334
Shareholders’ equity	178,773			155,595
Total average liabilities and shareholders’ equity	$1,427,070			$1,297,207
Interest income and rate earned on average earning assets		$14,712	4.51%		$12,190	4.10%
Interest expense and interest cost related to average interest-bearing liabilities		247	0.13%		270	0.15%
Net interest income and net interest margin (4)		$14,465	4.43%		$11,920	4.01%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits at 35% relating to income earned on municipal bonds totaling $789 and $815 in 2017 and 2016, respectively.

(2)	Loan interest income includes loan costs of $49 in 2017 and $53 in 2016

(3)	Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended September 30, 2017 and 2016
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(49)	$31	$(18)
Investment securities:
Taxable	31	287	318
Non-taxable (1)	42	(119)	(77)
Total investment securities	73	168	241
Federal funds sold	—	—	—
Loans	1,886	425	2,311
FHLB Stock	17	(29)	(12)
Total earning assets (1)	1,927	595	2,522
Interest expense:
Deposits:
Savings, NOW and MMA	10	(15)	(5)
Time certificate of deposits	(2)	(33)	(35)
Total interest-bearing deposits	8	(48)	(40)
Other borrowed funds	12	5	17
Total interest bearing liabilities	20	(43)	(23)
Net interest income (1)	$1,907	$638	$2,545

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $2,311,000 or 28.49% to $10,423,000 for the third quarter of 2017 compared to $8,112,000 for the same period in 2016.  Average total loans, including nonaccrual loans, for the third quarter of 2017 increased $146,493,000 or 23.47% to $770,777,000 compared to $624,284,000 for the same period in 2016.  Yield on the loan portfolio, excluding nonaccrual loans, was 5.39% and 5.18% for the third quarters ending September 30, 2017 and 2016, respectively.  Net interest income during the third quarters of 2017 and 2016 benefited by approximately $100,000 and $10,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. The accretion of the loan marks on acquired loans increased interest income by $189,000 and $95,000 during the quarters ended September 30, 2017 and 2016, respectively. We have been successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last two years.  We are committed to providing our customers with competitive pricing without sacrificing strong asset quality and value to our shareholders.

Income from investments represents 25.06% of net interest income for the third quarter of 2017 compared to 28.68% for the same quarter in 2016. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $249,000 in the third quarter of 2017 to $3,402,000 compared to $3,153,000, for the same period in 2016.  The yield on average investments increased 32 basis points to 3.15% on a fully tax equivalent basis for the third quarter of 2017 compared to 2.83% on a fully tax equivalent basis for the third quarter of 2016. Average total investments for the third quarter of 2017 decreased $28,401,000 or 5.07% to $531,926,000 compared to $560,327,000 for the third quarter of 2016.

Total interest income for the third quarter of 2017 increased $2,560,000 or 22.73% to $13,825,000 compared to $11,265,000 for the third quarter ended September 30, 2016.  The yield on interest earning assets increased to 4.51% on a fully tax equivalent basis for the third quarter ended September 30, 2017 from 4.10% on a fully tax equivalent basis for the third quarter ended September 30, 2016.  Average interest earning assets increased to $1,305,290,000 for the third quarter ended September 30, 2017 compared to $1,188,105,000 for the third quarter ended September 30, 2016.  The $117,185,000 increase in average earning assets can be attributed to the $144,815,000 increase in average loans, offset by the $28,401,000 decrease in total investments.

Interest expense on deposits for the quarter ended September 30, 2017 decreased $40,000 or 16.67% to $200,000 compared to $240,000 for the quarter ended September 30, 2016.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.06% and 0.09% for the quarters ended September 30, 2017 and 2016.  Average interest bearing deposits increased 4.20% or $29,599,000 comparing the third quarter of 2017 to the same period in 2016.  Average interest-bearing deposits were $734,679,000 for the quarter ended September 30, 2017, with an effective rate paid of 0.11%, compared to $705,080,000 for the same period in 2016, with an effective rate paid of 0.14%.

Average other borrowed funds totaled $7,297,000 for the quarter ended September 30, 2017, with an effective rate of 2.58% for the quarter ended September 30, 2017 compared to $5,155,000 and 2.33% for the quarter ended September 30, 2016.  As a result, interest expense on borrowed funds increased $17,000 to $47,000 for the quarter ended September 30, 2017, from $30,000 for the quarter ended September 30, 2016.  Other borrowings are comprised of junior subordinated deferrable interest debentures and advances on available unsecured lines of credit with correspondent banks. The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month Libor plus a margin of 1.60%.  The rates were 2.90% and 2.23% at September 30, 2017 and 2016, respectively.  See the section on “Financial Condition” for more detail.

The cost of our interest bearing liabilities was 0.13% and 0.15% for the quarters ended September 30, 2017 and 2016.  The cost of total deposits was 0.06% compared to 0.09% for the quarters ended September 30, 2017 and 2016.  Average non-interest bearing demand deposits increased 18.49% to $488,246,000 in 2017 compared to $412,043,000 for 2016.  The ratio of average non-interest bearing demand deposits to average total deposits was 39.92% in the third quarter of 2017 compared to 36.88% for the same period in 2016.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2017, increased $2,583,000 or 23.49% to $13,578,000 compared to $10,995,000 for the quarter ended September 30, 2016.  The increase was due to the increase in average interest earning assets, asset mix changes, partially offset by an increase in average interest-bearing liabilities. Average interest earning assets were $1,305,290,000 for the three months ended September 30, 2017, with a net interest margin (fully tax equivalent basis) of 4.43% compared to $1,188,105,000 with a net interest margin (fully tax equivalent basis) of 4.01% for the quarter ended September 30, 2016.  The $117,185,000 increase in average earning assets can be attributed to a $146,493,000 increase in loans, and the $28,401,000 decrease in total investments.  Average interest bearing liabilities increased 4.47% to $741,976,000 for the three months ended September 30, 2017 compared to $710,235,000 for the same period in 2016.

Provision for Credit Losses

The Company recorded $900,000 and $1,000,000 reverse provisions for credit losses during the third quarters of 2017 and 2016. The decision to record the provision adjustments to the allowance for credit losses in either period is primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.27)% for the quarter ended September 30, 2017 compared to (0.27)% for the quarter ended September 30, 2016.  During the quarter ended September 30, 2017, the Company had net recoveries totaling $519,000 compared to net recoveries of $427,000 for the same period in 2016. Gross recoveries of previously charged off loan balances during the quarters ended September 30, 2017 and 2016 were $541,000 and $957,000, respectively. Gross charge-offs during the quarters ended September 30, 2017 and 2016 were $22,000 and $530,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income was $2,554,000 for the quarter ended September 30, 2017 compared to $2,135,000 for the same period ended September 30, 2016.  The $419,000 or 19.63% increase in non-interest income for the quarter ended September 30, 2017 was primarily due to a $82,000 increase in service charge income, a $66,000 increase in interchange fees and a $19,000 increase in appreciation in cash surrender value of bank-owned life insurance, partially offset by a $117,000 decrease in net realized gains on sales and calls of investment securities, and a $12,000 decrease in Federal Home Loan Bank dividends.

Customer service charges increased $82,000 or 11.04% to $825,000 for the third quarter of 2017 compared to $743,000 for the same period in 2016, due primarily to a decrease in overdraft and analysis fee income.  Other income increased $449,000 or 217.96% to $655,000 for the third quarter of 2017 compared to $206,000 for the same period in 2016 as a result of favorable legal settlements.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, acquisition and integration expenses, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $739,000 or 7.65% to $10,394,000 for the quarter ended September 30, 2017 compared to $9,655,000 for the same period in 2016. The net increase quarter over quarter was a result of increases in salaries and employee benefits of $381,000, increases in data processing expenses of $17,000, increases in Internet banking of $11,000, increases in regulatory assessments of $27,000, increases in ATM/Debit card expenses of $57,000, and increases in occupancy and equipment of $162,000. The increases were partially offset by the decreases in acquisition and integration expenses of $200,000 and decreases in professional fees of $88,000.

The Company’s efficiency ratio improved to 61.73% for the third quarter of 2017 compared to 70.41% for the third quarter of 2016.

Salaries and employee benefits increased $381,000 or 6.79% to $5,989,000 for the third quarter of 2017 compared to $5,608,000 for the third quarter of 2016.  The increase in salaries and employee benefits for the third quarter of 2017 can be attributed to a higher incentive expenses as well as increased full time equivalent (FTE) employees. The number of FTE employees as of September 30, 2017, December 31, 2016 and September 30, 2016 was 303, 299, and 268, respectively. The salaries and employee benefits increase can also be attributed to higher health insurance expense, offset by lower deferred compensation plan interest, lower profit sharing expense, higher loan origination costs and lower restricted stock compensation expense.

Other non-interest expenses included increases of $81,000 in operating losses, $44,000 in personnel expenses, $11,000 in stationary and supplies, $5,000 in donations, $6,000 in education/training expenses, $17,000 in armored courier expense, $9,000 in credit card processing expenses, and $4,000 in check printing expense, partially offset by a decrease of $11,000 in appraisal expenses, and $11,000 in appraisal fees, as compared to the same period in 2016.

Provision for Income Taxes

The effective income tax rate was 32.30% for the third quarter of 2017 compared to 30.41% for the same period in 2016.  Provision for income taxes totaled $2,144,000 and $1,361,000 for the quarters ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The adoption of ASU 2016-09 did not have an impact on the Company’s effective tax rate for the three months ended September 30, 2017.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2017 compared to December 31, 2016

Total assets were $1,423,026,000 as of September 30, 2017, compared to $1,443,323,000 at December 31, 2016, a decrease of 1.41% or $20,297,000.  Total gross loans were $778,726,000 at September 30, 2017, compared to $756,628,000 at December 31, 2016, an increase of $22,098,000 or 2.92%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 6.01% or $33,561,000 to $524,571,000 at September 30, 2017 compared to $558,132,000 at December 31, 2016.  Total deposits decreased 2.99% or $37,594,000 to $1,218,385,000 at September 30, 2017, compared to $1,255,979,000 at December 31, 2016.  Shareholders’ equity increased $17,199,000 or 10.49% to $181,232,000 at September 30, 2017, compared to $164,033,000 at December 31, 2016. The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid and an increase in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities was $18,254,000 at September 30, 2017, compared to $17,756,000 at December 31, 2016, an increase of $498,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2017, investment securities with a fair value of $96,042,000, or 18.65% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at September 30, 2017 was 63.91% compared to 60.24% at December 31, 2016.  The loan-to-deposit ratio of our peers was 78.96% at December 31, 2016.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 6.01% or $33,561,000 to $524,571,000 at September 30, 2017, from $558,132,000 at December 31, 2016.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $7,600,000 at September 30, 2017, compared to a net unrealized loss of $891,000 at December 31, 2016.
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
During the first quarter of 2016, the Company sold certain investment securities of which management identified that five of the 13 securities sold were previously designated as held-to-maturity (HTM). Through an oversight during the portfolio restructuring analysis related to this transaction, the Company unintentionally sold these five HTM securities. The book value of the HTM securities sold was $8.5 million. The gain realized on the sale of the HTM securities was $696,000. As such, the Company was required to reclassify the remaining HTM securities associated with the original transfer from available-for-sale to HTM.
The Company periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions and interest rate fluctuations.  The portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the original yield expected at time of purchase.
Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2017 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2017 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
 For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit impairment related to one security existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the nine months ended September 30, 2016. There were no other-than-temporary impairment losses recorded during the nine months ended September 30, 2017.
At September 30, 2017, the Company held 21 U.S. Government agency securities, of which none were in a loss position for less than 12 months and two were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.
At September 30, 2017, the Company held 122 obligations of states and political subdivision securities of which two were in a loss position for less than 12 months and six were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.
At September 30, 2017, the Company held 142 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 23 were in a loss position for less than 12 months and 26 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.
At September 30, 2017, the Company had a total of 22 PLMBS with a remaining principal balance of $43,855,000 and a net unrealized gain of approximately $599,000.  Ten of these PLMBS with a remaining principal balance of $1,431,000 had credit ratings below investment grade.  Eight of the PLMBS securities were in a loss position for less than 12 months at September 30, 2017. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
At September 30, 2017, the Company had one mutual fund equity investment which had an unrealized loss at September 30, 2017. See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $22,098,000 or 2.92% to $778,726,000 as of September 30, 2017, compared to $756,628,000 as of December 31, 2016. The table below includes loans acquired at fair value in the SVB and Visalia Community Bank (VCB) acquisitions with outstanding balances of $144,586,000 and $168,296,000 as of September 30, 2017 and December 31, 2016, respectively.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	September 30, 2017	% of Total Loans	December 31, 2016	% of Total Loans
Commercial:
Commercial and industrial	$90,511	11.6%	$88,652	11.7%
Agricultural land and production	18,074	2.4%	25,509	3.4%
Total commercial	108,585	14.0%	114,161	15.1%
Real estate:
Owner occupied	191,918	24.6%	191,665	25.3%
Real estate construction and other land loans	84,135	10.8%	69,200	9.1%
Commercial real estate	212,008	27.2%	184,225	24.3%
Agricultural real estate	72,082	9.3%	86,761	11.5%
Other real estate	19,572	2.6%	18,945	2.7%
Total real estate	579,715	74.5%	550,796	72.9%
Consumer:
Equity loans and lines of credit	61,822	8.0%	64,494	8.5%
Consumer and installment	27,595	3.5%	25,910	3.5%
Total consumer	89,417	11.5%	90,404	12.0%
Net deferred origination costs	1,009		1,267
Total gross loans	778,726	100.0%	756,628	100.0%
Allowance for credit losses	(8,916)		(9,326)
Total loans	$769,810		$747,302

As of September 30, 2017, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.5% of total loans, of which 14% were commercial and 82.5% were real-estate-related.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.5% of total loans at December 31, 2016.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the nine or twelve months ended September 30, 2017 or December 31, 2016, respectively.
At September 30, 2017, loans acquired in the SVB and VCB acquisitions had a balance of $144,586,000, of which $3,450,000 were commercial loans, $115,722,000 were real estate loans, and $25,414,000 were consumer loans. At December 31, 2016, loans acquired in the SVB and VCB acquisitions had a balance of $168,296,000, of which $7,239,000 were commercial loans, $129,520,000 were real estate loans, and $31,537,000 were consumer loans.
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
At September 30, 2017, total nonperforming assets totaled $3,162,000, or 0.22% of total assets, compared to $2,542,000, or 0.18% of total assets at December 31, 2016.  Total nonperforming assets at September 30, 2017, included nonaccrual loans totaling $2,968,000, no OREO, and $194,000 in other repossessed assets. Nonperforming assets at

December 31, 2016 consisted of $2,180,000 in nonaccrual loans, no OREO, and $362,000 in other repossessed assets. At September 30, 2017, we had one loan considered to be troubled debt restructurings (“TDRs”) which is included in nonaccrual loans compared to one TDR totaling $20,000 at December 31, 2016.
A summary of nonperforming loans at September 30, 2017 and December 31, 2016 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2017 or December 31, 2016.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans:
Commercial and industrial	$372	$447
Owner occupied	—	87
Real estate construction and other land loans	1,397	—
Agricultural real estate	—	—
Commercial real estate	1,000	1,082
Equity loans and lines of credit	137	526
Consumer and installment	—	18
Troubled debt restructured loans (non-accruing):
Owner occupied	—	20
Equity loans and lines of credit	62	—
Total nonaccrual	2,968	2,180
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$2,968	$2,180
Ratio of nonperforming loans to total loans	0.38%	0.29%
Ratio of allowance for credit losses to nonperforming loans	300.4%	427.8%
Loans considered to be impaired	$5,628	$5,269
Related allowance for credit losses on impaired loans	$56	$307

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2017 and December 31, 2016, we had impaired loans totaling $5,628,000 and $5,269,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The following table provides a reconciliation of the change in nonaccrual loans for the first nine months of 2017.

(In thousands)	Balance, December 31, 2016	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, September 30, 2017
Nonaccrual loans:
Commercial and industrial	$447	$17	$(82)	$—	$—	$(10)	$372
Real estate	1,169	—	(169)	—	—	—	1,000
Real estate construction and other land loans	—	1,494	(97)	—	—	—	1,397
Equity loans and lines of credit	526	116	(100)	—	(240)	(103)	199
Consumer	18	—	(13)	—	—	(5)	—
Restructured loans (non-accruing):
Real estate	20	—	(1)	—	—	(19)	—
Equity loans and lines of credit	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total nonaccrual	$2,180	$1,627	$(462)	$—	$(240)	$(137)	$2,968

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at September 30, 2017 or December 31, 2016. The Company held $194,000 in repossessed assets at September 30, 2017 compared to $362,000 at December 31, 2016.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2016
Balance, beginning of period	$9,326	$9,610	$9,610
(Reversal) Provision charged to operations	(1,150)	(5,850)	(5,850)
Losses charged to allowance	(232)	(883)	(647)
Recoveries	972	6,449	6,186
Balance, end of period	$8,916	$9,326	$9,299
Allowance for credit losses to total loans at end of period	1.14%	1.23%	1.48%

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
As of September 30, 2017, the balance in the allowance for credit losses (ALLL) was $8,916,000 compared to $9,326,000 as of December 31, 2016.  The decrease was due to recording a reverse provision for credit losses, partially offset by net recoveries during the nine months ended September 30, 2017.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $322,070,000 as of September 30, 2017, compared to $259,415,000 as of December 31, 2016.  At September 30, 2017 and December 31, 2016, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $225,000 and $125,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of September 30, 2017, the ALLL was 1.14% of total gross loans compared to 1.23% as of December 31, 2016.  Total loans include SVB and VCB loans that were recorded at fair value in connection with the acquisitions, which stood at $144,586,000 at September 30, 2017 and $168,296,000 at December 31, 2016. Excluding these SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.41% and 1.59% at September 30, 2017 and December 31, 2016, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.41% and 1.55%, respectively. The loan portfolio acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.
The Company’s loan portfolio balances for the nine months ended September 30, 2017 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of September 30, 2017.
Management believes the allowance at September 30, 2017 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$1,901	0.24%	$3,715	0.49%	$1,030	0.16%
Past due loans	1,430	0.18%	800	0.11%	135	0.02%
Nonaccrual loans	2,968	0.38%	2,180	0.29%	1,274	0.20%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2017, was $40,311,000 consisting of $14,643,000, $10,394,000, $8,934,000 and $6,340,000 representing the excess of the cost of Service 1st, Sierra Vista Bank, Bank of Madera County, and Visalia Community Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2017 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2017.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2017 was $1,243,000, net of $630,000 in accumulated amortization expense.  The carrying value at December 31, 2016 was $1,383,000, net of $490,000 accumulated amortization expense.  During the nine-month period ended September 30, 2017, the Company determined that a measurement adjustment was appropriate which resulted in an $80,000 increase to goodwill. We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of 2017.  Amortization expense recognized was $141,000 and $102,000 for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2017	$49
2018	188
2019	188
2020	188
2021	188
Thereafter	442
$1,243

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits decreased $37,594,000 or 2.99% to $1,218,385,000 as of September 30, 2017, compared to $1,255,979,000 as of December 31, 2016, due to recurring seasonal patterns.  Interest-bearing deposits decreased $36,143,000 or 4.75% to $724,021,000 as of September 30, 2017, compared to $760,164,000 as of December 31, 2016.  Non-interest bearing deposits decreased $1,451,000 or 0.29% to $494,364,000 as of September 30, 2017, compared to $495,815,000 as of December 31, 2016.  Average non-interest bearing deposits to average total deposits was 38.37% for the nine months ended September 30, 2017 compared to 36.86% for the same period in 2016.
The composition of the deposits and average interest rates paid at September 30, 2017 and December 31, 2016 is summarized in the table below.

(Dollars in thousands)	September 30, 2017	% of Total Deposits	Average Effective Rate	December 31, 2016	% of Total Deposits	Average Effective Rate
NOW accounts	$263,799	21.7%	0.12%	$247,623	19.7%	0.12%
MMA accounts	228,292	18.7%	0.05%	250,749	19.9%	0.05%
Time deposits	119,983	9.8%	0.31%	156,694	12.5%	0.38%
Savings deposits	111,947	9.2%	0.03%	105,098	8.4%	0.03%
Total interest-bearing	724,021	59.4%	0.12%	760,164	60.5%	0.13%
Non-interest bearing	494,364	40.6%		495,815	39.5%
Total deposits	$1,218,385	100.0%		$1,255,979	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of September 30, 2017 or December 31, 2016. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

Capital

Capital serves as a source of funds and helps protect depositors and shareholders against potential losses.  Historically, the primary source of capital for the Company has been through retained earnings.
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
Our shareholders’ equity was $181,232,000 at September 30, 2017, compared to $164,033,000 at December 31, 2016.  The increase from December 31, 2016 in shareholders’ equity is the result of an increase in retained earnings from net income of $13,691,000, an increase in accumulated other comprehensive income (AOCI) of $4,921,000, the exercise of stock options including the related tax benefit of $473,000, and the effect of share based compensation expense of $310,000, offset by common stock cash dividends of $2,196,000.
During the first nine months of 2017, the Company declared and paid $2,196,000 in cash dividends ($0.18 per common share) to holders of common stock. The Company declared and paid a total of $2,715,000 in cash dividends ($0.24 per common share) to holders of common stock during the year ended December 31, 2016. During the first nine months of 2017, the Bank declared and paid cash dividends to the Company of $1,933,000. The Company will not declare any dividend that, subsequent to payment would cause the Bank to be deemed not “well capitalized” under applicable banking laws and regulations.
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
As of September 30, 2017 and December 31, 2016, the Company and the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.

The following table presents the Company’s regulatory capital ratios as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
September 30, 2017	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$135,674	9.86%	$55,065	4.00%
Common Equity Tier 1 Ratio (CET 1)	$131,726	13.09%	$45,323	5.75%
Tier 1 Risk-Based Capital Ratio	$135,674	13.48%	$60,430	7.25%
Total Risk-Based Capital Ratio	$144,815	14.39%	$80,574	9.25%

December 31, 2016
Tier 1 Leverage Ratio	$122,601	8.75%	$56,057	4.00%
Common Equity Tier 1 Ratio (CET 1)	$120,080	12.48%	$43,426	5.13%
Tier 1 Risk-Based Capital Ratio	$122,601	12.74%	$57,901	6.63%
Total Risk-Based Capital Ratio	$132,052	13.72%	$77,202	8.63%
(1) The 2017 minimum regulatory requirement threshold includes the capital conservation buffer that was effective January 1, 2017. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The following table presents the Bank’s regulatory capital ratios as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$134,280	9.76%	$55,051	4.00%	$68,814	5.00%
Common Equity Tier 1 Ratio (CET 1)	$134,280	13.35%	$45,307	5.75%	$65,444	6.50%
Tier 1 Risk-Based Capital Ratio	$134,280	13.35%	$60,409	7.25%	$80,546	8.00%
Total Risk-Based Capital Ratio	$143,421	14.26%	$80,546	9.25%	$100,682	10.00%

December 31, 2016
Tier 1 Leverage Ratio	$121,079	8.64%	$56,064	4.00%	$70,080	5.00%
Common Equity Tier 1 Ratio (CET 1)	$121,079	12.59%	$43,383	5.13%	$62,665	6.50%
Tier 1 Risk-Based Capital Ratio	$121,079	12.59%	$57,845	6.63%	$77,126	8.00%
Total Risk-Based Capital Ratio	$130,530	13.57%	$77,126	8.63%	$96,408	10.00%
(1) The 2017 minimum regulatory requirement threshold includes the capital conservation buffer that was effective January 1, 2017. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2017, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of September 30, 2017, the rate was 2.90%.
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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2017, the Company had unpledged securities totaling $419,035,000 available as a secondary source of liquidity and total cash and cash equivalents of $35,689,000.  Cash and cash equivalents at September 30, 2017 decreased 7.46% compared to $38,568,000 at December 31, 2016.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses. Due to the negative impact of the slow economic recovery, we have been cautiously managing our asset quality. Consequently, expanding our portfolio or finding appropriate adequate investments to utilize some of our excess liquidity has been difficult in the current economic environment.
As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2017, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $229,757,000 in unused FHLB advances and a $7,638,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2017, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2017 and December 31, 2016:

Credit Lines (In thousands)	September 30, 2017	December 31, 2016
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$400
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$229,757	$174,576
Balance outstanding	$—	$—
Collateral pledged	$351,500	$271,123
Fair value of collateral	$309,468	$237,879
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$7,638	$9,102
Balance outstanding	$—	$—
Collateral pledged	$7,814	$9,315
Fair value of collateral	$7,799	$9,277

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
There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

No material changes to report.

ITEM 4 MINE SAFETY DISCLOSURES

None to report.

ITEM 5 OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp (incorporated by reference to the Registrant’s Quarterly Report on Form 10Q filed with the Commission on August 16, 2010).

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
’

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: November 6, 2017	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: November 6, 2017	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

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