Form 10-K
period 2017-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2018-03-14
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $222,959,000 based on the price at which the stock was last sold on June 30, 2017.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Par Value	Outstanding at March 8, 2018
	13,751,287	shares
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 Annual Meeting of Shareholders to be held on May 16, 2018 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2017.

PART I

ITEM 1 -	DESCRIPTION OF BUSINESS

General

Central Valley Community Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Company”). The Company was incorporated on February 7, 2000 as a California corporation, for the purpose of becoming the holding company for Central Valley Community Bank (the “Bank”), formerly known as Clovis Community Bank, a California state chartered bank, through a corporate reorganization.  In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company.  The Company made a decision in the first half of 2002 to change the name of its one subsidiary, Clovis Community Bank, to Central Valley Community Bank.
At December 31, 2017, the Bank was our only banking subsidiary.  The Bank is a multi-community bank that offers a full range of commercial banking services to small and medium size businesses, and their owners, managers and employees in the central valley area of California.  We serve nine contiguous counties in California’s central valley including Fresno County, El Dorado County, Madera County, Merced County, Placer County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis.  At December 31, 2017, we had consolidated total assets of approximately $1,661,655,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
Effective October 1, 2017, the Company and Folsom Lake Bank (FLB) completed a merger under which Folsom Lake Bank, with two full-service offices, located in Folsom and Rancho Cordova (Sacramento County), merged with and into the Bank. Effective October 1, 2016, the Company and Sierra Vista Bank (SVB) completed a merger under which Sierra Vista Bank, with three full-service offices, located in Folsom and Fair Oaks (Sacramento County) and Cameron Park (El Dorado County), merged with and into the Bank.
The Company is regulated by the Board of Governors of the Federal Reserve. The Bank is regulated by the California Department of Business Oversight and its primary Federal regulator is the Federal Deposit Insurance Corporation (“FDIC”).
As of March 1, 2018, we had a total of 343 employees and 316 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the FDIC up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 24 full-service banking offices in Cameron Park, Clovis, Exeter, Fair Oaks, Folsom, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Rancho Cordova, Roseville, Sacramento, Stockton, Tracy, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and provides safe deposit boxes and other customary banking services.  The Bank also offers Internet banking.  Internet banking consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, and Tulare counties was 4.88% in 2017 compared to 4.82% in 2016 based on FDIC deposit market share information published as of June 30, 2017. Our total market share in the other counties we operate in (El Dorado, Merced, San Joaquin, Sacramento, and Stanislaus), was less than 1.00% in 2017. We have a diversified loan portfolio. At December 31, 2017, we had total loans of $900,679,000.  Total commercial and industrial loans outstanding were $100,856,000, total agricultural land and production loans outstanding were $14,956,000, total real estate construction and other land loans outstanding were $96,460,000; total other real estate loans outstanding were $581,007,000, total equity loans and lines of credit were $76,404,000 and total consumer installment loans outstanding were $29,637,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment.
In addition to acquisitions, we have experienced organic growth by expanding our branch network. Opening new branches provides us with opportunities to expand our loan and deposit base; however, based on past experience, management expects these new offices may initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  The Bank anticipates opening new branches in the future. In February 2017, the Bank established the Real Estate and Agribusiness Center Branch in Fresno, California. The Bank’s private banking office in Gold River, California was closed in late April 2017. The Bank opened a full-service branch in Roseville, California the same weekend in April 2017. After extensive analysis combined with the rising popularity of online and mobile banking trends, we chose to consolidate the Sunnyside office into our Fresno Downtown office in April 2016. In 2018, we will consolidate two banking offices into branches currently serving the same communities - one in Visalia and one in Folsom.
Since August of 1995 the Bank has been a party to an agreement with Investment Centers of America, pursuant to which Investment Centers of America provides Bank customers with access to investment services. In November 2017, the Bank ended its relationship with Investment Centers of America and entered into an agreement with Raymond James Financial Services, Inc. to provide Bank customers with access to investment services.
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business.  Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would not have a material adverse effect on our business. However, at December 31, 2017 approximately 83.7% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 12.9% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Currently, our business activities are primarily concentrated in Fresno, El Dorado, Madera, Merced, Sacramento, San Joaquin, Stanislaus, and Tulare Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base.

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
In Fresno and Madera Counties, in addition to our 10 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2017 there were 141 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. The June 2017 FDIC Summary of Deposits report indicated the Company had 4.99% of the total deposits held by all depositories in Fresno County and 7.74% in Madera County.  In San Joaquin County, in addition to our three full service branch locations, as of June 30, 2017 there were 98 operating banking and credit union offices. The FDIC Summary of Deposits as of June 2017 report indicated the Company had 1.39% of total deposits held by all depositories in San Joaquin County. In Merced County, in addition to our one branch, as of June 30, 2017 there were 28 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our five branches, as of June 30, 2017 there were 217 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 87 operating banking and credit union offices in our primary service area. In Tulare County, in addition to our four branches there were 54 operating banking and credit union offices in our primary service area. In El Dorado County, in addition to our one branch, there were 39 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
By virtue of their greater total capitalization, larger banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2017, the Bank’s legal lending limits to individual customers were $23,783,000 for unsecured loans and $39,639,000 for unsecured and secured loans combined.
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

Supervision and Regulation

GENERAL

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, the Calirfornia Department of Business Oversight (DBO) and the Consumer Financial Protection Bureau (CFPB). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of the FDIC’s Deposit Insurance Fund and bank customers rather than shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its bank subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

BANK HOLDING COMPANY REGULATION

The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to the supervision and examination of the Board of Governors.  Pursuant to the BHC Act, we are required to obtain the prior approval of the Board of Governors before we may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than five percent of such bank.
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
Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the Bank’s board of directors with the interested director abstaining from voting.
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

REGULATORY CAPITAL REQUIREMENTS

The federal banking agencies have risk-based capital adequacy requirements intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the bank regulatory agencies issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective on January 1, 2015.
The Basel III Capital Rules require the Bank to comply with several minimum capital standards. The Bank must maintain a Tier 1 leverage ratio of at least 4.0%; a common equity Tier 1, which we refer to as CET1, to risk-weighted assets of 4.5%; a Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets of at least 6.0% and a total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%. CET1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan loss limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). We exercised the opt-out election regarding the treatment of AOCI in part to avoid significant variations in our capital levels resulting from changes in the fair value of our available-for-sale investment securities portfolio as interest rates fluctuate. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and would be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of an additional 2.5% of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. The capital conservation buffer requirement is being phased in over a four-year period beginning on January 1, 2016 at 0.625%, increasing by 0.625% each January 1 until it reaches 2.5% on January 1, 2019.
In 2018, banking organizations, including the Company and the Bank, are required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, The Company and the Bank will be required to meet minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets of 4.5% (7% with the capital conservation buffer), a Tier 1 capital to risk-weighted assets of 6.0% (8.5% including the capital conservation buffer) and a minimum total capital to risk-weighted assets of 8.0% (10.5% including the capital conservation buffer).
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1- 4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the Basel III Capital Rules’ risk weighting requirements that are relevant to the Company and the Bank include:

•
assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•
providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);

•
assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and

•
applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (increased from 100% under the previous Basel I risk-based capital rules).

As of December 31, 2017, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act (CRA) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination.
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
In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation (“FICO”) bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The FICO assessment amount fluctuates quarterly, but was 0.00115% of average total assets less average tangible equity for the third quarter of 2017. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2017. Those assessments will continue until the Financing Corporation bonds mature in 2019.
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

OTHER PENDING AND PROPOSED LEGISLATION

Other legislative and regulatory initiatives which could affect the Company and the Bank and the banking industry in general may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company or the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.
Many aspects of the Dodd-Frank Act are subject to continued rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. Although the reforms primarily target systemically important financial service providers, the Dodd-Frank Act’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

ADDITIONAL INFORMATION

Copies of the annual report on Form 10-K for the year ended December 31, 2017 may be obtained without charge upon written request to Dave Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720. The Form 10-K is available on our website: www.cvcb.com.
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

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2017, $754 million, or 83.70% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.
As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising commercial real estate, or CRE, concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.
Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment.  We may experience significant credit losses that could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses for probable incurred losses in our loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance. If our assumptions prove to be incorrect, our current allowance my not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.

Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.
At December 31, 2017, our non-performing loans and leases were 0.32% of total loans and leases compared to 0.29% at December 31, 2016, and 0.40% at December 31, 2015, and our non-performing assets (which include foreclosed real estate) were 0.18% of total assets compared to 0.18% at December 31, 2016.  The allowance for credit losses as a percentage of non-performing loans and leases was 305.32% as of December 31, 2017 compared to 427.80% at December 31, 2016.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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

As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III capital rules became effective as applied to the Company and the Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes.
The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

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

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.
In the aftermath of the 2007-2008 financial crises, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for loan loss calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the fiscal year beginning after December 15, 2019 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will necessitate significantly greater data requirements and changes to methodologies to accurately account for expected losses over the life of a loan. There can be no assurance that we will not be required to increase out reserves and allowance for loan loss as a result of the implementation of CECL.

We have a significant deferred tax asset and cannot assure that it will be fully realized.
Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2017, we had a net deferred tax asset of $8.024 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2017, we held stock in the FHLB totaling

$6,843,000 as compared to our minimum required stock holding of $6,335,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB’s dividend paying practices will continue.  As of December 31, 2017, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
At December 31, 2017, we had approximately $53,777,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, Visalia Community Bank in July 2013, Sierra Vista Bank in October 2016, and Folsom Lake Bank in October 2017.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•	actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of our equity, equity-related or debt securities;

•	changes in the frequency or amount of dividends or share repurchases;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involves or affects us;

•	trading activities in our common stock, including short-selling;

•	domestic and international economic factors unrelated to our performance; and

•	general market conditions and, in particular, developments related to market conditions for the financial services industry.
A significant decline in our stock price could result in substantial losses for individual shareholders.

ITEM 1B -	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 -	DESCRIPTION OF PROPERTY

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

ITEM 3 -	LEGAL PROCEEDINGS

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

ITEM 4 -	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY.  As of March 8, 2018, we had approximately 1,072 shareholders of record.
The following table shows the high and low sales prices for the common stock for each quarter as reported by The NASDAQ Stock Market and cash dividend payment for each quarter presented.

Common Stock Prices and Dividends

	Quarter 1 2016	Quarter 2 2016	Quarter 3 2016	Quarter 4 2016	Quarter 1 2017	Quarter 2 2017	Quarter 3 2017	Quarter 4 2017
High	$12.49	$14.64	$16.42	$20.00	$22.44	$23.94	$23.28	$22.75
Low	$9.45	$10.78	$13.30	$13.75	$18.42	$17.62	$18.57	$19.06
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06	$0.06

We paid common share cash dividends of $0.24 per share in 2017 and 2016. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The Bank would not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
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
EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2017, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	232,870	(1)	$9.13	830,760	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	232,870		$9.13	830,760
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
At December 31, 2017, there were 63,768 shares of restricted stock issued and outstanding. No options to purchase shares of the Company’s common stock were issued during the years ended December 31, 2017 and 2016 from any of the Company’s stock based compensation plans. During the years ended December 31, 2017 and 2016, zero and 54,650 shares of restricted common stock were granted from outstanding grants under the 2015 and 2005 Plans.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per-share amounts)	2017	2016	2015	2014	2013
Statements of Income
Total interest income	$57,376	$46,676	$41,822	$41,039	$34,836
Total interest expense	1,137	1,096	1,047	1,156	1,385
Net interest income before provision for credit losses	56,239	45,580	40,775	39,883	33,451
(Reversal of) Provision for credit losses	(1,150)	(5,850)	600	7,985	—
Net interest income after provision for credit losses	57,389	51,430	40,175	31,898	33,451
Non-interest income	10,836	9,591	9,387	8,164	7,831
Non-interest expenses	44,406	38,922	36,016	35,338	31,685
Income before provision for (benefit from) income taxes	23,819	22,099	13,546	4,724	9,597
Provision for (benefit from) income taxes	9,793	6,917	2,582	(570)	1,347
Net income	14,026	15,182	10,964	5,294	8,250
Preferred stock dividends and accretion of discount	—	—	—	—	350
Net income available to common shareholders	$14,026	$15,182	$10,964	$5,294	$7,900
Basic earnings per share	$1.12	$1.34	$1.00	$0.48	$0.77
Diluted earnings per share	$1.10	$1.33	$1.00	$0.48	$0.77
Cash dividends declared per common share	$0.24	$0.24	$0.18	$0.20	$0.20

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$604,801	$558,132	$580,544	$520,511	$529,398
Net loans	891,901	747,302	588,501	564,280	503,149
Total deposits	1,425,687	1,255,979	1,116,267	1,039,152	1,004,143
Total assets	1,661,655	1,443,323	1,276,736	1,192,183	1,145,635
Shareholders’ equity	209,559	164,033	139,323	131,045	120,043
Earning assets	1,505,436	1,319,065	1,173,591	1,074,942	1,042,552
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$568,426	$560,860	$529,046	$513,866	$445,859
Net loans	784,085	636,475	577,784	531,382	444,770
Total deposits	1,284,305	1,144,231	1,065,798	1,006,560	848,493
Total assets	1,491,696	1,321,007	1,222,526	1,157,483	986,924
Shareholders’ equity	182,507	154,325	135,062	130,414	119,746
Earning assets	1,364,839	1,210,082	1,112,758	1,052,097	895,330

Data from 2017 reflects the partial year impact of the acquisition of Folsom Lake Bank on October 1, 2017. Data from 2016 reflects the partial year impact of the acquisition of Sierra Vista Bank on October 1, 2016. Data from 2013 reflects the partial year impact of the acquisition of Visalia Community Bank on July 1, 2013.

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

INTRODUCTION

Central Valley Community Bancorp (NASDAQ: CVCY) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Central Valley Community Bank (the Bank) and one business trust subsidiary, Service 1st Capital Trust 1. The Company and Folsom Lake Bank (FLB) completed a merger under which FLB was merged with and into the Bank on October 1, 2017. With the FLB acquisition, the Company added two full service branches, located in Folsom, and Rancho Cordova, California which continue to be operated by the Bank. The Company’s market area includes the central valley area from Sacramento, California to Bakersfield, California.
During 2017, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
As of December 31, 2017, the Bank operated 24 full-service offices. The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  All real estate related transactions are conducted and processed through the Real Estate Division, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services. The FLB acquisition added total assets, at fair value, of approximately $196.15 million, $117.82 million in loans, at fair value, and $171.95 million in deposits, at fair value, at October 1, 2017. FLB’s results of operations have been included in the Company’s results of operations beginning October 1, 2017. The one-time pre-tax severance, retention, acquisition and integration costs totaled $1.83 million for the year ended December 31, 2017.

ECONOMIC CONDITIONS

The economy in California’s Central Valley was negatively impacted by the economic conditions in California and in our operating markets during the economic downturn of 2007 through 2010. The recession impacted most industries in our market area.  Initially, housing values throughout the nation and especially in the Central Valley decreased dramatically, which in turn negatively affected the personal net worth of much of the population in our service area. Over the last several years the economy, as evidenced by the California and Central Valley unemployment rates, and housing prices have shown slow but steady improvement.  Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California.
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

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2017 was $1.10 compared to $1.33 and $1.00 for the years ended December 31, 2016 and 2015, respectively.  Net income for 2017 was $14,026,000 compared to $15,182,000 and $10,964,000 for the years ended December 31, 2016 and 2015, respectively.  The decrease in net income and EPS was primarily driven by the increase in provision for income taxes and increase in non-interest expense, and an increase in provision for credit losses, offset by an increase in net interest income, and an increase in non-interest income in 2017 compared to 2016. Total assets at December 31, 2017 were $1,661,655,000 compared to $1,443,323,000 at December 31, 2016.
Return on average equity for 2017 was 7.69% compared to 9.84% and 8.12% for 2016 and 2015, respectively.  Return on average assets for 2017 was 0.94% compared to 1.15% and 0.90% for 2016 and 2015, respectively.  Total equity was $209,559,000 at December 31, 2017 compared to $164,033,000 at December 31, 2016.  The increase in equity in 2017 compared to 2016 was primarily driven by the issuance of common stock in connection with the Folsom Lake Bank acquisition, as well as the retention of earnings, net of dividends paid, and an increase in unrealized gains on available-for-sale securities, net of tax, recorded in accumulated other comprehensive income (AOCI).
Average total loans increased $146,770,000 or 22.70% to $793,343,000 in 2017 compared to $646,573,000 in 2016.  In 2017, we recorded a reverse provision for credit losses of $1,150,000 compared to a reverse provision of $5,850,000 in 2016 and a provision of $600,000 in 2015.  The Company had nonperforming assets consisting of $2,875,000 in nonaccrual loans and $70,000 in repossessed assets, totaling $2,945,000 at December 31, 2017.  At December 31, 2016, nonperforming assets totaled $2,542,000.  Net loan loss recoveries for 2017 were $602,000 compared to $5,566,000 for 2016 and $702,000 for 2015.  Refer to “Asset Quality” below for further information.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 7.69% for the year ended 2017 compared to 9.84% and 8.12% for the years ended 2016 and 2015, respectively.

Our net income for the year ended December 31, 2017 decreased $1,156,000 compared to 2016 and increased $4,218,000 in 2016 compared to 2015.  During 2017, net income compared to 2016 was negatively impacted by the re-measurement of our deferred tax asset and corresponding increase in tax expense. Also contributing to the decrease was the increase in non-interest expenses, and an increase in the provision for credit losses. These were partially offset by increases in net interest income and increases in non-interest income.
Net interest income increased primarily because of increases in loan and investment income, offset by increases in interest expense on deposits. For 2017, our net interest margin (NIM) increased 32 basis points to 4.41% compared to 2016.  Our net interest margin increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities. Net interest income during 2017 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $1,325,000. The recovery was partially offset by reversal of approximately $12,000 in interest income on loans placed on nonaccrual during the year. Net interest income during 2016 was positively impacted by the collection of nonaccrual loan which resulted in a recovery of interest income of approximately $657,000. The recovery in 2016 was partially offset by reversal of approximately $71,000 in interest income on loans put on nonaccrual during the year.
Non-interest income increased 12.98% in 2017 compared to 2016 primarily due to a $882,000 increase in net realized gains on sales and calls of investment securities, a $230,000 increase in interchange fees, a $204,000 increase in service charge income, and a $294,000 increase in other income, partially offset by a decrease in loan placement fees of $377,000, and a $187,000 decrease in Federal Home Loan Bank dividends. The Company also realized $190,000 tax-free gains related to the collection of life insurance proceeds in 2016, which are included in other non-interest income. In addition, the Company recorded an other-than-temporary impairment loss of $136,000 during the period ended December 31, 2016.
Non-interest expenses increased in 2017 compared to 2016 primarily due to the SVB and FLB acquisitions. The net increase year over year was a result of increases in salary and employee benefit expenses of $2,857,000, increase in acquisition and integration expenses of $46,000, data processing expenses of $33,000, occupancy and equipment expenses of $432,000, ATM/Debit card expenses of $117,000, Internet banking expenses of $27,000, regulatory assessments of $10,000, advertising fees of $62,000, professional services of $251,000, and amortization of core deposit intangibles of $85,000. The Company also recognized additional tax expense of $3,535,000 related to a tax law change enacted in 2017. Basic EPS was $1.12 for 2017 compared to $1.34 and $1.00 for 2016 and 2015, respectively.  Diluted EPS was $1.10 for 2017 compared to $1.33 and $1.00 for 2016 and 2015, respectively.  The decrease in EPS for 2017 is primarily due to the decrease in net income.
We experienced an increase in capital due to the issuance of common stock as a result of the Folsom Lake Bank acquisition, as well as the retention of earnings, net of dividends paid, and an increase in accumulated other comprehensive income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2017 was 0.94% compared to 1.15% and 0.90% for the years ended December 31, 2016 and 2015, respectively.  The 2017 decrease in ROA is primarily due to the decrease in net income.  Annualized ROA for our peer group was 1.13% at December 31, 2017.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of strategies, including increases in average interest earning assets, and minimizing the effects of the recent interest rate decline on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.41% for the year ended December 31, 2017, compared to 4.09% and 4.01% for the years ended December 31, 2016 and 2015, respectively.  We experienced an increase in 2017 net interest margin compared to 2016, resulting from the increase in loan and investment yields.  The effective tax equivalent yield on total earning assets increased 32 basis points, while the cost of total interest-bearing liabilities decreased slightly to 0.14% for the year ended December 31, 2017. Our cost of total deposits in 2017 and 2016 was 0.08% and 0.09%, respectively, compared to 0.09% for the same period in 2015. Our net interest income before provision for credit losses increased $10,659,000 or 23.39% to $56,239,000 for the year ended 2017 compared to $45,580,000 and $40,775,000 for the years ended 2016 and 2015, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2017 increased $1,245,000 or 12.98% to $10,836,000 compared to $9,591,000 in 2016 and $9,387,000 in 2015.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, interchange fees, service charge income, and appreciation in cash surrender value of bank owned life insurance, partially offset by a decrease in loan placement fees and Federal Home Loan Bank dividends compared to 2016. Customer service charges increased $204,000 or 7.16% to $3,053,000 in 2017 compared to $2,849,000 and $2,970,000 in 2016 and 2015, respectively.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $2,945,000 and $2,542,000 at December 31, 2017 and 2016, respectively.  Nonperforming assets totaled 0.33% of gross loans as of December 31, 2017 and 0.34% of gross loans as of December 31, 2016. The nonperforming assets for 2017 includes repossessed assets of $70,000 compared to $362,000 repossessed assets at December 31, 2016. The Company had no other real estate owned (OREO) at December 31, 2017 or December 31, 2016. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.32% as of December 31, 2017 and 0.29% as of December 31, 2016. The allowance for credit losses as a percentage of outstanding loan balance was 0.98% as of December 31, 2017 and 1.23% as of December 31, 2016. The ratio of net recoveries to average loans was 0.08% as of December 31, 2017 and 0.86% as of December 31, 2016.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 15.13% during 2017 to $1,661,655,000 as of December 31, 2017 from $1,443,323,000 as of December 31, 2016.  Total gross loans increased 19.04% to $900,679,000 as of December 31, 2017, compared to $756,628,000 at December 31, 2016.  Total investment securities and Federal funds sold decreased 0.92% to $542,721,000 as of December 31, 2017 compared to $547,764,000 as of December 31, 2016.  Total deposits increased 13.51% to $1,425,687,000 as of December 31, 2017 compared to $1,255,979,000 as of December 31, 2016.  Our loan to deposit ratio at December 31, 2017 was 63.18% compared to 60.24% at December 31, 2016.  The loan to deposit ratio of our peers was 77.65% at December 31, 2017. The growth information above includes the results of our acquisition of Folsom Bank which added approximately $117,815,000 in net loans and $171,948,000 in deposits during 2017.

Capital Adequacy

At December 31, 2017, we had a total capital to risk-weighted assets ratio of 14.07%, a Tier 1 risk-based capital ratio of 13.28%, common equity Tier 1 ratio of 12.90%, and a leverage ratio of 9.71%.  At December 31, 2016, we had a total capital to risk-weighted assets ratio of 13.72%, a Tier 1 risk-based capital ratio of 12.74%, common equity Tier 1 ratio of 12.48%, and a leverage ratio of 8.75%.  At December 31, 2017, on a stand-alone basis, the Bank had a total risk-based capital ratio of 13.74%, a Tier 1 risk based capital ratio of 12.96%, common equity Tier 1 ratio of 12.96%, and a leverage ratio of 9.46%.  At December 31, 2016, the Bank had a total risk-based capital ratio of 13.57%, Tier 1 risk-based capital of 12.59% and a leverage ratio of 8.64%.  Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. As of January 1, 2015, along with other community banking organizations, the Company and the Bank became subject to new capital requirements, and certain provisions of the new rules are being phased in through 2019 under the Dodd-Frank Act and Basel III. As of December 31, 2017, the Company and the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Company and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2017.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 62.03% for 2017 compared to 64.72% for 2016 and 68.46% for 2015.  The improvement in the efficiency ratio in 2017 was due to the growth in revenues outpacing the growth in non-interest expense. The increase in the efficiency ratio in 2016 compared to 2015 was due to the growth in revenues outpacing the growth in non-interest expense.

The Company’s net interest income before provision for credit losses plus non-interest income increased 21.58% to $67,075,000 in 2017 compared to $55,171,000 in 2016 and $50,162,000 in 2015, while operating expenses increased 14.09% in 2017, 8.07% in 2016, and 1.92% in 2015.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $234,689,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $643,087,000 or 38.70% of total assets at December 31, 2017 and $586,317,000 or 40.62% of total assets as of December 31, 2016.

RESULTS OF OPERATIONS

Net Income

Net income was $14,026,000 in 2017 compared to $15,182,000 and $10,964,000 in 2016 and 2015, respectively.  Basic earnings per share was $1.12, $1.34, and $1.00 for 2017, 2016, and 2015, respectively.  Diluted earnings per share was $1.10, $1.33, and $1.00 for 2017, 2016, and 2015, respectively.  ROE was 7.69% for 2017 compared to 9.84% for 2016 and 8.12% for 2015.  ROA for 2017 was 0.94% compared to 1.15% for 2016 and 0.90% for 2015.
The decrease in net income for 2017 compared to 2016 can be attributed to an increase in provision for income taxes and an increase in non-interest expense, partially offset by an increase in the provision for credit losses, an increase in net interest income, and an increase in non-interest income. The increase in net income for 2016 compared to 2015 was primarily attributed to a decrease in the provision for credit losses, an increase in net interest income, and an increase in non-interest income, partially offset by an increase in provision for income taxes and an increase in non-interest expense.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$36,709	$424	1.16%	$53,514	$289	0.54%	$64,963	$209	0.32%
Securities
Taxable securities	310,876	6,526	2.10%	313,006	5,876	1.88%	285,585	4,793	1.68%
Non-taxable securities (1)	220,806	10,443	4.73%	194,224	9,787	5.04%	178,247	9,569	5.37%
Total investment securities	531,682	16,969	3.19%	507,230	15,663	3.09%	463,832	14,362	3.10%
Federal funds sold	35	—	1.50%	116	—	0.51%	251	1	0.25%
Total securities and interest-earning deposits	568,426	17,393	3.06%	560,860	15,952	2.84%	529,046	14,572	2.75%
Loans (2) (3)	790,504	43,534	5.51%	644,282	34,051	5.29%	578,899	30,504	5.27%
Federal Home Loan Bank stock	5,909	443	7.50%	4,940	630	12.75%	4,813	580	12.05%
Total interest-earning assets	1,364,839	$61,370	4.50%	1,210,082	$50,633	4.18%	1,112,758	$45,656	4.10%
Allowance for credit losses	(9,258)			(10,098)			(8,978)
Nonaccrual loans	2,839			2,291			7,863
Cash and due from banks	24,989			23,840			25,019
Bank premises and equipment	9,310			9,053			9,664
Other non-earning assets	98,977			85,839			76,200
Total average assets	$1,491,696			$1,321,007			$1,222,526
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$382,071	$350	0.09%	$337,804	$317	0.09%	$300,741	$261	0.09%
Money market accounts	264,581	211	0.08%	249,620	133	0.05%	227,743	141	0.06%
Time certificates of deposit	137,666	408	0.30%	139,656	525	0.38%	149,383	546	0.37%
Total interest-bearing deposits	784,318	969	0.12%	727,080	975	0.13%	677,867	948	0.14%
Other borrowed funds	6,930	168	2.42%	5,157	121	2.35%	5,156	99	1.89%
Total interest-bearing liabilities	791,248	$1,137	0.14%	732,237	$1,096	0.15%	683,023	$1,047	0.15%
Non-interest bearing demand deposits	499,987			417,151			387,931
Other liabilities	17,954			17,294			16,510
Shareholders’ equity	182,507			154,325			135,062
Total average liabilities and shareholders’ equity	$1,491,696			$1,321,007			$1,222,526
Interest income and rate earned on average earning assets		$61,370	4.50%		$50,633	4.18%		$45,656	4.10%
Interest expense and interest cost related to average interest-bearing liabilities		1,137	0.14%		1,096	0.15%		1,047	0.15%
Net interest income and net interest margin (4)		$60,233	4.41%		$49,537	4.09%		$44,609	4.01%

(1)
Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits (at a 35% tax rate) relating to income earned on municipal bonds totaling $3,551, $3,327, and $3,254 in 2017, 2016, and 2015, respectively.

(2)	Loan interest income includes loan fees of $684 in 2017, $134 in 2016, and $255 in 2015.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Years Ended December 31, 2017 Compared to 2016			For the Years Ended December 31, 2016 Compared to 2015
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(90)	$225	$135	$(36)	$116	$80
Investment securities:
Taxable	(39)	689	650	460	623	1,083
Non-taxable (1)	1,339	(683)	656	857	(639)	218
Total investment securities	1,300	6	1,306	1,317	(16)	1,301
Federal funds sold	—	—	—	(1)	—	(1)
Loans	7,728	1,755	9,483	3,446	101	3,547
FHLB Stock	123	(310)	(187)	16	34	50
Total earning assets (1)	9,061	1,676	10,737	4,742	235	4,977
Interest expense:
Deposits:
Savings, NOW and MMA	49	62	111	46	2	48
Time certificate of deposits	(7)	(110)	(117)	(36)	14	(22)
Total interest-bearing deposits	42	(48)	(6)	10	16	26
Other borrowed funds	41	6	47	—	22	22
Total interest bearing liabilities	83	(42)	41	10	38	48
Net interest income (1)	$8,978	$1,718	$10,696	$4,732	$197	$4,929
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $9,483,000 or 27.85% in 2017 compared to 2016.  Interest and fee income from loans increased $3,547,000 or 11.63% in 2016 compared to 2015.  The increase in 2017 is primarily attributable to an increase in average total loans outstanding, as well as an increase in the yield on loans by 22 basis points. The net interest income during 2017 was positively impacted by the FLB and SVB acquisitions in addition to the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $1,325,000. The recovery was partially offset by reversal of approximately $12,000 in interest income on loans placed on nonaccrual status during the year. Interest income during 2016 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $657,000. The recovery was partially offset by reversal of approximately $71,000 in interest income on loans placed on nonaccrual status during the year.
Average total loans for 2017 increased $146,770,000 to $793,343,000 compared to $646,573,000 for 2016 and $586,762,000 for 2015.  Of the increase in 2017, approximately $116.7 million was attributed to organic growth and approximately $30.1 million from the acquisition of FLB. The yield on loans for 2017 was 5.51% compared to 5.29% and 5.27% for 2016 and 2015, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $1,048,000 and $1,143,000 for the years ended December 31, 2017 and 2016, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), increased $1,217,000 or 9.64% in 2017 compared to 2016. The yield on average investments increased 22 basis points to 3.06% for the year ended December 31, 2017 from 2.84% for the year ended December 31, 2016. Average total investments increased $7,566,000 to $568,426,000 in 2017 compared to $560,860,000 in 2016.  In 2016, total investment income on a non tax-equivalent basis increased $1,307,000 or 11.55% compared to 2015.

Our investment portfolio consists primarily of securities issued by U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities. However, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2017, we held $325,589,000 or 59.99% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 2.89%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The cumulative net of tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2017 was an unrealized gain of $2,826,000 and is reflected in the Company’s equity.  At December 31, 2017, the average life of the investment portfolio was 5.69 years and the market value reflected a pre-tax unrealized gain of $4,012,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2017 and 2015, no OTTI was recorded. For the year ended December 31, 2016, OTTI was recorded in the amount of $136,000. Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2017, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $36,360,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $36,325,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2017 increased $10,700,000 to $57,376,000 compared to $46,676,000 in 2016 and $41,822,000 in 2015.  The increase was the result of yield changes, asset mix changes, and an increase in average earning assets.  The tax equivalent yield on interest earning assets increased to 4.50% for the year ended December 31, 2017 from 4.18% for the year ended December 31, 2016.  Average interest earning assets increased to $1,364,839,000 for the year ended December 31, 2017 compared to $1,210,082,000 for the year ended December 31, 2016.  Average interest-earning deposits in other banks decreased $16,805,000 comparing 2017 to 2016.  Average yield on these deposits was 1.16% compared to 0.54% on December 31, 2017 and December 31, 2016 respectively.  Average investments and interest-earning deposits increased $7,566,000 but the tax equivalent yield on those assets increased 22 basis points.  Average total loans increased $146,770,000 and the yield on average loans increased 22 basis points.
The increase in total interest income for 2016 was the result of yield changes, asset mix changes, and an increase in average earning assets. The yield on interest-earning assets increased to 4.18% for the year ended December 31, 2016 from 4.10% for the year ended December 31, 2015.  Average interest-earning assets increased to $1,210,082,000 for the year ended December 31, 2016 compared to $1,112,758,000 for the year ended December 31, 2015.
Interest expense on deposits in 2017 decreased $6,000 or 0.62% to $969,000 compared to $975,000 in 2016 and increased as compared to $948,000 in 2015.  The yield on interest-bearing deposits decreased 1 basis point to 0.12% in 2017 from 0.13% in 2016.  The increase in interest expense in 2016 compared to 2015 was the result of the deposits acquired. The yield on interest-bearing deposits decreased 1 basis point to 0.13% in 2016 from 0.14% in 2015.  Average interest-bearing deposits were $784,318,000 for 2017 compared to $727,080,000 and $677,867,000 for 2016 and 2015, respectively.  The increases in average interest-bearing deposits in 2017 and 2016 was the result of organic growth and the FLB and SVB acquisitions in 2017 and 2016.
Average other borrowings were $6,930,000 with an effective rate of 2.42% for 2017 compared to $5,157,000 with an effective rate of 2.35% for 2016.  In 2015, the average other borrowings were $5,156,000 with an effective rate of 1.89%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rate was 2.96% for 2017, 2.48% for 2016, and 1.92% for 2015.

The cost of all interest-bearing liabilities was 0.14% and 0.15% basis points for 2017 and 2016, respectively, compared to 0.15% for 2015.  The cost of total deposits decreased to 0.08% for the year ended December 31, 2017, compared to 0.09% for the years ended December 31, 2016 and 2015.  Average demand deposits increased 19.86% to $499,987,000 in 2017 compared to $417,151,000 for 2016 and $387,931,000 for 2015. The ratio of average non-interest demand deposits to average total deposits increased to 38.93% for 2017 compared to 36.46% and 36.40% for 2016 and 2015, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2017 increased $10,659,000 or 23.39% to $56,239,000 compared to $45,580,000 for 2016 and $40,775,000 for 2015.  The increase in 2017 was due to the increase in average earning assets while the yield on interest bearing liabilities decreased 1 basis point. Our net interest margin (NIM) increased 32 basis points. Yield on interest earning assets increased 32 basis points. The change in the mix of average interest earning assets also affected NIM.  Interest-earning deposits in other banks and investment securities, which tend to have lower effective yields, increased reflective of the Federal Reserve rate increase.  Net interest income before provision for credit losses increased $4,805,000 in 2016 compared to 2015, primarily due to the increase in average earning assets. Average interest-earning assets were $1,364,839,000 for the year ended December 31, 2017 with a NIM of 4.41% compared to $1,210,082,000 with a NIM of 4.09% in 2016, and $1,112,758,000 with a NIM of 4.01% in 2015.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

Provision for Credit Losses

We provide for probable incurred credit losses through a charge to operating income based upon the change in balance and composition of the loan portfolio, delinquency levels, historical losses and nonperforming assets, economic and environmental conditions and other factors which, in management’s judgment, deserve recognition in estimating credit losses.  Loans are charged off when they are considered uncollectible or when continuance as an active earning bank asset is not warranted.
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

The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	December 31, 2017	December 31, 2016
Commercial:
Commercial and industrial	$1,784	$1,884
Agricultural land and production	287	296
Real estate:
Owner occupied	1,252	1,408
Real estate construction and other land loans	1,004	698
Commercial real estate	1,958	1,969
Agricultural real estate	1,441	1,969
Other real estate	140	156
Consumer:
Equity loans and lines of credit	464	483
Consumer and installment	361	369
Unallocated reserves	87	94
Total allowance for credit losses	$8,778	$9,326

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
Managing high-risk credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our potential losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for loan losses allocated to commercial and real estate loans has been adjusted accordingly.
During the year ended December 31, 2017, the Company recorded a reverse provision for credit losses of $1,150,000 compared to a reverse provision of $5,850,000 and a provision of $600,000 for the same periods in 2016 and 2015, respectively. The reversal from the allowance for credit losses is primarily the result of $602,000 in net loan loss recoveries and our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the years ended December 31, 2017, 2016 and 2015 the Company had net recoveries totaling $602,000, $5,566,000, and $702,000, respectively. The net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.08)%, (0.86)% and (0.12)% for 2017, 2016, and 2015, respectively.
Nonperforming loans were $2,875,000 and $2,180,000 at December 31, 2017 and 2016, respectively.  Nonperforming loans as a percentage of total loans were 0.32% at December 31, 2017 compared to 0.29% at December 31, 2016.  The Company had no other real estate owned at December 31, 2017, December 31, 2016, and December 31, 2015. The carrying value of foreclosed assets was $70,000 at December 31, 2017 and $362,000 at December 31, 2016, and is included in other assets on the consolidated balance sheets. No foreclosed assets were recorded at December 31, 2015. We had $1,281,000 loans past due, not including nonaccrual loans at December 31, 2017 compared to none at December 31, 2016.
Economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result when negative economic conditions are anticipated, we may be required to make significant provisions to the allowance for credit losses. For example, many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. However, we continue to closely monitor the water and the related issues affecting our customers. We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of December 31, 2017, there were $50.0 million in classified loans of which $26.5 million related to agricultural real estate, $7.9 million to commercial and industrial loans, $2.8 million to real estate owner occupied, $3.9 million to real estate construction, and $3.4 million to commercial real estate. This compares to $49.5 million in classified loans as of December 31, 2016 of which $27.1 million related to agricultural real estate, $1.4 million to real estate construction, $12.5 million to commercial and industrial, $0.3 million to agricultural production, and $2.7 million to commercial real estate.
As of December 31, 2017, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses was $57,389,000 for 2017 compared to $51,430,000 and $40,175,000 for 2016 and 2015, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $10,836,000 in 2017 compared to $9,591,000 and $9,387,000 in 2016 and 2015, respectively. The $1,245,000 or 12.98% increase in non-interest income in 2017 was due to increases in net realized gains on sales and calls of investment securities, service charge income, interchange fees, and other income compared to 2016, partially offset by a decrease in Federal Home Loan Bank dividends and loan placement fees. The $204,000 or 2.17% increases in non-interest income in 2016 compared to 2015 was due to increases in net realized gains on sales and calls of investment securities, loan placement fees, Federal Home Loan Bank dividends, and interchange fees, partially offset by a decrease in service charge income, gain on other real estate owned, appreciation in cash surrender value of bank owned life insurance, and other income.
Customer service charges increased $204,000 to $3,053,000 in 2017 compared to $2,849,000 in 2016 and $2,970,000 in 2015.  The increase in 2017 from 2016 resulted from increase in customer base from the SVB and FLB acquisitions. The decrease in 2016 from 2015 was the result of lower NSF fees and lower analyzed service charge fee income.
During the year ended December 31, 2017, we realized net gains on sales and calls of investment securities of $2,802,000. In 2016, we realized a net gain of $1,920,000 compared to a net gain of $1,495,000 in 2015 from sales and calls of investment securities. In 2016, we recorded an other-than-temporary impairment loss of $136,000 as compared to none during the year ended December 31, 2017, and 2015. The net gains in 2017, 2016, and 2015 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  See Note 4 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $621,000 in 2017 compared to $558,000 and $596,000 in 2016 and 2015, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as a retention tool for directors and key executives of the Bank.
Interchange fees totaled $1,458,000 in 2017 compared to $1,228,000 and $1,197,000 in 2016 and 2015, respectively. Part of the increases in 2017 and 2016 was attributable to the FLB and SVB acquisitions.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $377,000 in 2017 to $706,000 compared to $1,083,000 in 2016 and $1,042,000 in 2015.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2017, we held $6,843,000 in FHLB stock compared to $5,594,000 at December 31, 2016.  Dividends in 2017 decreased to $443,000 compared to $630,000 in 2016 and $580,000 in 2015.
Other income increased to $1,753,000 in 2017 compared to $1,459,000 and $1,507,000 in 2016 and 2015, respectively. The period-to-period increase in 2017 compared to 2016 was a result of recoveries on favorable legal settlements.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $5,484,000 or 14.09% to $44,406,000 in 2017 compared to $38,922,000 in 2016, and $36,016,000 in 2015. The net increase period-over-period is primarily due to the FLB and SVB acquisitions. Various items are discussed below.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 62.03% for 2017 compared to 64.72% for 2016 and 68.46% for 2015. The improvement in the efficiency ratio in 2017 and 2016 is due to the growth in revenues outpacing the growth in non-interest expense.
Salaries and employee benefits increased $2,857,000 or 13.06% to $24,738,000 in 2017 compared to $21,881,000 in 2016 and $20,836,000 in 2015.  Full time equivalents were 334 for the year ended December 31, 2017 compared to 277 for the year ended December 31, 2016. The increase in salaries and employee benefits in 2017 compared to 2016 is a result of higher overall salary and benefit expenses; however, direct loan origination costs including salaries and employee benefits, which are capitalized and expensed as an adjustment to interest and fees on loans increased during 2017 compared to 2016. The FLB acquisition attributed to approximately $413,000 of the increase in 2017.
For the years ended December 31, 2017, 2016, and 2015, the compensation cost recognized for share based compensation was $384,000, $284,000 and $238,000, respectively. As of December 31, 2017, there was $696,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 2.90 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2016 and 2015. No restricted stock shares were awarded in 2017. Restricted stock awards of 54,650 shares were awarded in 2016.
Occupancy and equipment expense increased $432,000 or 9.09% to $5,186,000 in 2017 compared to $4,754,000 in 2016 and $4,669,000 in 2015. The addition of five new branches from the FLB and SVB acquisitions resulted in an approximately $338,000 increase in rent expense in 2017 as compared to 2016. The Company made no changes in its depreciation expense methodology.
Regulatory assessments were $652,000 in 2017 compared to $642,000 and $1,059,000 in 2016 and 2015, respectively.  The assessment base for calculating the amount owed is average assets minus average tangible equity. Beginning in the third quarter of 2016, the FDIC approved a final rule revising DIF assessment formulas which resulted in lower assessments for the Company.
Data processing expenses were $1,740,000 in 2017 compared to $1,707,000 in 2016 and $1,139,000 in 2015.  The $33,000 or 1.93% increase in 2017 is from the addition of additional branches from the acquisition. Acquisition and integration expenses related to the FLB and SVB mergers were $1,828,000 in 2017 compared to $1,782,000 in 2016. Professional services increased $251,000 in 2017 compared to 2016.
Amortization of core deposit intangibles was $234,000 for 2017, $149,000 for 2016, and $320,000 for 2015. During 2017, amortization expense related to FLB core deposit intangible (CDI) was $47,000, amortization expense related to SVB core deposit intangible (CDI) was $50,000, and amortization expense related to VCB CDI was $137,000. During 2016, amortization expense related to SVB CDI was $12,000 and amortization expense related to VCB CDI was $137,000. During 2015, amortization expense related to Service 1st Bank CDI was $183,000, and amortization expense related to VCB CDI was $137,000.
ATM/Debit card expenses increased $117,000 to $750,000 for the year ended December 31, 2017 compared to $633,000 in 2016 and $548,000 in 2015.  License and maintenance contracts increased $287,000 to $818,000 for the year ended December 31, 2017 compared to $531,000 and $520,000 in 2016 and 2015, respectively.  Other non-interest expenses increased $1,210,000 or 31.83% to $5,011,000 in 2017 compared to $3,801,000 in 2016 and $3,665,000 in 2015.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2017	% Average Assets	Other Expense 2016	% Average Assets	Other Expense 2015	% Average Assets
Stationery/supplies	$292	0.02%	$247	0.02%	$269	0.02%
Amortization of software	289	0.02%	257	0.02%	240	0.02%
Telephone	265	0.02%	357	0.03%	292	0.02%
Alarm	130	0.01%	103	0.01%	108	0.01%
Postage	205	0.01%	200	0.02%	212	0.01%
Armored courier fees	266	0.02%	227	0.02%	218	0.01%
Risk management expense	207	0.01%	150	0.01%	163	0.01%
Loss on sale or write-down of assets	187	0.01%	4	—%	6	—%
Donations	249	0.02%	171	0.01%	185	0.01%
Personnel other	259	0.02%	161	0.01%	173	0.01%
Credit card expense	245	0.02%	196	0.02%	124	0.01%
Education/training	174	0.01%	154	0.01%	148	0.01%
Loan related expenses	132	0.01%	35	—%	41	—%
General insurance	159	0.01%	159	0.01%	150	0.01%
Mileage Expense	138	0.01%	88	0.01%	114	0.01%
Operating losses	187	0.01%	175	0.01%	56	—%
Other	1,627	0.11%	1,117	0.09%	1,166	0.08%
Total other non-interest expense	$5,011	0.34%	$3,801	0.30%	$3,665	0.25%

Provision for Income Taxes

Our effective income tax rate was 41.1% for 2017 compared to 31.3% for 2016 and 19.1% for 2015.  The Company reported an income tax provision of $9,793,000, $6,917,000, and $2,582,000 for the years ended December 31, 2017, 2016, and 2015, respectively.  As a result of the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, the federal tax rate applied to the Company’s deferred taxes was adjusted to reflect the 2018 tax rates (the rates at which the deferred tax items are expected to reverse). The change to the tax rates (including the rate change applied to deferred taxes reflected in other comprehensive income and certain tax-advantaged investments as reflected in other assets) resulted in an increase to the Company’s tax provision of $3,535,000. As part of the Act for tax years beginning after December 31, 2017, alternative minimum tax credit carryforwards are refundable and are expected to be fully refunded by 2022. As such, they are not dependent on future taxable income to be realized and have been classified as an other receivable. During the year ended December 31, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which due to the exercise of stock options in the current period, resulted in the recognition of $853,000 in excess tax benefits. The effective tax rate in 2016 was affected by the large negative provision for credit losses which resulted in higher pretax and taxable income and also diluted the impact of the Company’s tax exempt municipal bonds and other tax planning strategies.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $1,661,655,000 as of December 31, 2017, compared to $1,443,323,000 as of December 31, 2016, an increase of 15.13% or $218,332,000.  Total gross loans were $900,679,000 as of December 31, 2017, compared to $756,628,000 as of December 31, 2016, an increase of $144,051,000 or 19.04%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 8.36% or $46,669,000 to $604,801,000.  Total deposits increased 13.51% or $169,708,000 to $1,425,687,000 as of December 31, 2017, compared to $1,255,979,000 as of December 31, 2016.  Shareholders’ equity increased $45,526,000 or 27.75% to $209,559,000 as of December 31, 2017, compared to $164,033,000 as of December 31, 2016. The increase in shareholders’ equity was due to the issuance of common stock in connection with the Folsom Lake Bank acquisition, as well as the retention of earnings, net of dividends paid, and an increase in unrealized gains on available-for-sale securities recorded, net of taxes, in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $21,254,000 as of December 31, 2017, compared to $17,756,000 as of December 31, 2016, an increase of $3,498,000.

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

Investments

The following table reflects the balances for each category of securities at year end:

Available-for-Sale Securities	Amortized Cost at December 31,
(In thousands)	2017	2016	2015
U.S. Government agencies	$65,994	$69,005	$52,803
Obligations of states and political subdivisions	136,955	288,543	181,785
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,210	181,785	225,636
Private label mortgage and asset backed securities	91,033	1,807	2,356
Other equity securities	7,500	7,500	7,500
Total Available-for-Sale Securities	$538,692	$548,640	$470,080

Held-to-Maturity Securities
(In thousands)	2017	2016	2015
Obligations of states and political subdivisions	$—	$—	$31,712

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2017, investment securities with a fair value of $90,541,000, or 16.68% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
Our investment portfolio as a percentage of total assets is generally higher than our peers due primarily to our comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2017 was 63.18% compared to 60.24% at December 31, 2016.  The loan to deposit ratio of our peers was 77.65% at December 31, 2017.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $3.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 8.36% or $46,669,000 to $604,801,000 at December 31, 2017, from $558,132,000 at December 31, 2016.  The market value of the portfolio reflected an unrealized gain of $4,012,000 at December 31, 2017, compared to an unrealized loss of $891,000 at December 31, 2016.
Losses recognized in 2017, 2016, and 2015 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  The securities which were sold were primarily purchased strategically several years ago in view of the rate environment at that time.  The Company is addressing risks in the security portfolio by selling these securities and using proceeds to purchase securities that meet the Company’s current risk profile.

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
As of December 31, 2017, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2017, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2017 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  For those securities that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the twelve months ended December 31, 2016. There were no OTTI losses recorded during the twelve months ended December 31, 2017.
At December 31, 2017, the Company had a total of 30 private label mortgage backed securities (PLMBS) with a remaining principal balance of $91,033,000 and a net unrealized loss of approximately $352,000.  Ten of these PLMBS with a remaining principal balance of $1,359,000 had credit ratings below investment grade.  The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. No credit related OTTI charges related to PLMBS were recorded during the year ended December 31, 2017.
The amortized cost, maturities and weighted average yield of investment securities at December 31, 2017 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
U.S. Government agencies	$—	—	$—	—	$8,492	5.18%	$57,502	5.05%	$65,994	5.07%
Obligations of states and political subdivisions (2)	1,893	2.06%	7,149	4.71%	22,043	4.11%	105,870	4.83%	136,955	4.67%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	7	4.65%	887	4.80%	421	4.99%	235,895	3.80%	237,210	3.81%
Private label residential mortgage backed securities	5	1.00%	79	4.75%	—	—	90,949	3.68%	91,033	3.68%
Other equity securities	7,500	2.13%	—	—	—	—	—	—	7,500	2.13%
	$9,405	2.12%	$8,115	4.72%	$30,956	4.41%	$490,216	4.15%	$538,692	4.16%

(1)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

(2)	Not computed on a tax equivalent basis.

Loans

Total gross loans increased $144,051,000 or 19.04% to $900,679,000 as of December 31, 2017, compared to $756,628,000 as of December 31, 2016.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2017, 2016, 2015, 2014, and 2013.

	2017		2016		2015		2014		2013
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$100,856	11.2%	$88,652	11.7%	$102,197	17.1%	$89,007	15.5%	$87,082	17.0%
Agricultural land and production	14,956	1.7%	25,509	3.4%	30,472	5.1%	39,140	6.8%	31,649	6.1%
Total commercial	115,812	12.9%	114,161	15.1%	132,669	22.2%	128,147	22.3%	118,731	23.1%
Real estate:
Owner occupied	204,452	22.7%	191,665	25.3%	168,910	28.2%	176,804	30.9%	156,781	30.6%
Real estate-construction and other land loans	96,460	10.7%	69,200	9.1%	38,685	6.5%	38,923	6.8%	42,329	8.3%
Commercial real estate	269,254	29.9%	184,225	24.3%	117,244	19.6%	106,788	18.7%	86,117	16.8%
Agricultural real estate	76,081	8.4%	86,761	11.5%	74,867	12.5%	57,501	10.0%	44,164	8.6%
Other real estate	31,220	3.5%	18,945	2.7%	10,520	1.8%	6,611	1.2%	4,548	0.9%
Total real estate	677,467	75.2%	550,796	72.9%	410,226	68.6%	386,627	67.6%	333,939	65.2%
Consumer:
Equity loans and lines of credit	76,404	8.5%	64,494	8.5%	42,296	7.1%	47,575	8.3%	48,594	9.5%
Consumer and installment	29,637	3.4%	25,910	3.5%	12,503	2.1%	10,093	1.8%	11,252	2.2%
Total consumer	106,041	11.9%	90,404	12.0%	54,799	9.2%	57,668	10.1%	59,846	11.7%
Deferred loan fees, net	1,359		1,267		417		146		(159)
Total gross loans (1)	900,679	100.0%	756,628	100.0%	598,111	100.0%	572,588	100.0%	512,357	100.0%
Allowance for credit losses	(8,778)		(9,326)		(9,610)		(8,308)		(9,208)
Total loans (1)	$891,901		$747,302		$588,501		$564,280		$503,149

(1) Includes nonaccrual loans of:	$2,875		$2,180		$2,413		$14,052		$7,586
The FLB acquisition added approximately $117,815,000 in net loans on the acquisition date, of which $114,275,000 in net loans remained as of December 31, 2017 due to payoffs and pay down of principal in the normal course of operations. At December 31, 2017, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $243,712,000, of which $12,554,000 were commercial loans, $197,004,000 were real estate loans, and $34,154,000 were consumer loans. At December 31, 2016, loans acquired in the SVB and VCB acquisition had a balance of $168,296,000, of which $7,239,000 were commercial loans, $129,520,000 were real estate loans, and $31,537,000 were consumer loans.
At December 31, 2017, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.6% of total loans of which 12.9% were commercial and 83.7% were real-estate-related.  This level of concentration is consistent with 96.5% at December 31, 2016.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities at December 31, 2017 and 2016.
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

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2017.

(In thousands) (net of deferred costs)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$62,919	$23,060	$29,833	$115,812
Real estate construction and other land loans	87,124	5,347	3,989	96,460
Other real estate	45,190	86,795	449,022	581,007
Consumer and installment	9,822	12,023	84,196	106,041
	$205,055	$127,225	$567,040	$899,320
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$79,586	$79,802	$105,032	$264,420
Loans with floating interest rates (1)	125,469	47,423	462,008	634,900
	$205,055	$127,225	$567,040	$899,320

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$9,838	$13,768	$276,408	$300,014

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
At December 31, 2017, total nonperforming assets totaled $2,945,000, or 0.18% of total assets, compared to $2,542,000, or 0.18% of total assets at December 31, 2016.  Total nonperforming assets at December 31, 2017, included nonaccrual loans totaling $2,875,000, no OREO, and $70,000 in repossessed assets. Nonperforming assets at December 31, 2016 consisted of $2,180,000 in nonaccrual loans, no OREO, and $362,000 in repossessed assets. At December 31, 2017, we had one loan considered a troubled debt restructuring (“TDR”) totaling $59,000 which is included in nonaccrual loans compared to one TDR totaling $20,000 at December 31, 2016. We have no outstanding commitments to lend additional funds to any of these borrowers. See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.
A summary of nonaccrual, restructured, and past due loans at December 31, 2017, 2016, 2015, 2014, and 2013 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2017 and 2016.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2017, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual Loans:
Commercial and industrial	$356	$447	$—	$7,265	$335
Owner occupied real estate	—	87	324	1,363	1,777
Real estate construction and other land loans	1,397	—	—	—	—
Agricultural real estate	—	—	—	360	—
Commercial real estate	976	1,082	567	1,468	158
Equity loans and line of credit	87	526	172	1,751	721
Consumer and installment	—	18	13	19	—
Restructured loans (non-accruing):
Commercial and industrial	—	—	29	—	1,192
Owner occupied	—	20	23	—	384
Real estate construction and other land loans	—	—	—	547	1,450
Equity loans and line of credit	59	—	1,285	1,279	1,565
Consumer and Installment	—	—	—	—	4
Total nonaccrual	2,875	2,180	2,413	14,052	7,586
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$2,875	$2,180	$2,413	$14,052	$7,586

Interest foregone	$210	$245	$340	$716	$661
Nonperforming loans to total loans	0.32%	0.29%	0.40%	2.45%	1.48%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Accruing troubled debt restructurings	$3,491	$3,089	$4,286	$4,774	$5,771
Ratio of nonperforming loans to allowance for credit losses	32.75%	23.38%	25.11%	169.14%	82.38%
Loans considered to be impaired	$6,366	$5,269	$6,699	$18,826	$13,357
Related allowance for credit losses on impaired loans	$36	$307	$164	$612	$1,007

As of December 31, 2017 and 2016, we had impaired loans totaling $6,366,000 and $5,269,000, respectively.  We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs of the collateral.  We perform quarterly internal reviews on substandard loans.
We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more, unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $210,000 for the year ended December 31, 2017 of which $17,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $245,000 and $340,000 for the years ended December 31, 2016 and 2015, respectively of which $2,000 and $104,000 was attributable to troubled debt restructurings, respectively.
The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2017.

(In thousands)	Balances December 31, 2016	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral	Returns to Accrual Status	Charge Offs	Balances December 31, 2017
Non-accrual loans:
Commercial and industrial	$447	$17	$(98)	$—	$—	$(10)	$356
Real estate	1,169	—	(193)	—	—	—	976
Real estate construction and land development	—	1,494	(97)	—	—	—	1,397
Equity loans and lines of credit	526	50	(102)	—	(240)	(147)	87
Consumer	18	—	(13)	—	—	(5)	—
Restructured loans (non-accruing):
Real estate	20	—	(1)	—	—	(19)	—
Equity loans and lines of credit	—	65	(6)	—	—	—	59
Total non-accrual	$2,180	$1,626	$(510)	$—	$(240)	$(181)	$2,875

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2017 and December 31, 2016, the Bank had no OREO properties. The carrying value of foreclosed assets was $70,000 at December 31, 2017 and $362,000 at December 31, 2016, and is included in other assets on the consolidated balance sheets.
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
For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management including, but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 20 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 20 quarters was an appropriate look-back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look-back period.
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
The allowance for credit losses is maintained to cover probable incurred credit losses in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit/Compliance Committee.  They delegate the authority to the Senior Risk Manager and the Chief Credit Officer (CCO) to determine the loss reserve ratio for each type of asset and to review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.
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
The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2017	2016	2015	2014	2013
Loans outstanding at December 31,	$899,320	$755,361	$597,694	$572,442	$512,516
Average loans outstanding during the year	$793,343	$646,573	$586,762	$539,529	$454,483
Allowance for credit losses:
Balance at beginning of year	$9,326	$9,610	$8,308	$9,208	$10,133
Deduct loans charged off:
Commercial and industrial	(197)	(621)	(802)	(7,423)	(713)
Agricultural production	(10)	—	—	(1,722)	—
Owner occupied	(22)	—	—	(183)	(281)
Commercial real estate	—	—	—	—	(4)
Consumer loans	(235)	(262)	(159)	(506)	(448)
Total loans charged off	(464)	(883)	(961)	(9,834)	(1,446)
Add recoveries of loans previously charged off:
Commercial and industrial	850	3,656	954	171	315
Agricultural production	10	1,631	90	—	—
Owner occupied	49	—	—	150	—
Real estate construction and other land loans	—	702	32	364	16
Commercial real estate	17	283	—	—	—
Consumer loans	140	177	587	264	190
Total recoveries	1,066	6,449	1,663	949	521
Net recoveries (charge offs)	602	5,566	702	(8,885)	(925)
(Reversal) Provision charged to credit losses	(1,150)	(5,850)	600	7,985	—
Balance at end of year	$8,778	$9,326	$9,610	$8,308	$9,208
Allowance for credit losses as a percentage of outstanding loan balance	0.98%	1.23%	1.61%	1.45%	1.80%
Net recoveries (charge offs) to average loans outstanding	0.08%	0.86%	0.12%	(1.65)%	(0.20)%

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

The allocation of the allowance for credit losses is set forth below:

	2017		2016		2015		2014		2013
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	$1,784	11.2%	$1,884	11.7%	$3,143	17.1%	$2,753	15.5%	$1,928	17.0%
Agricultural land and production	287	1.7%	296	3.4%	419	5.1%	377	6.8%	516	6.1%
Real estate:
Owner occupied	1,252	22.7%	1,408	25.3%	1,556	28.2%	1,380	30.9%	1,697	30.6%
Real estate construction and other land loans	1,004	10.7%	698	9.1%	694	6.5%	837	6.8%	1,289	8.3%
Commercial real estate	1,958	29.9%	1,969	24.3%	1,686	19.6%	1,201	18.7%	1,406	16.8%
Agricultural real estate	1,441	8.4%	1,969	11.5%	1,149	12.5%	564	10.0%	672	8.6%
Other real estate	140	3.5%	156	2.7%	119	1.8%	76	1.2%	110	0.9%
Consumer:
Equity loans and lines of credit	464	8.5%	483	8.5%	500	7.1%	811	8.3%	874	9.5%
Consumer and installment	361	3.4%	369	3.5%	234	2.1%	267	1.8%	294	2.2%
Unallocated reserves	87		94		110		42		422
Total allowance for credit losses	$8,778	100%	$9,326	100%	$9,610	100%	$8,308	100%	$9,208	100%

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
As of December 31, 2017, the allowance for credit losses (ALLL) stood at $8,778,000, compared to $9,326,000 at December 31, 2016, a net decrease of $548,000.  The decrease in the ALLL was due to net recoveries and a reverse provision for credit losses during the year ended December 31, 2017 which was necessitated by management’s observations and assumptions about the existing credit quality of the loan portfolio.  Net recoveries totaled $602,000 while the reversal of provision for credit losses was $1,150,000. The balance of classified loans and loans graded special mention, totaled $49,998,000 and $21,908,000 at December 31, 2017 and $49,464,000 and $29,911,000 at December 31, 2016.  This increase in classified loans necessitated additional allocation within the ALLL; however it was offset by improvements in qualitative factors (moderating drought conditions), as well as relative improvements in loss trends, past dues, and other credit variables, causing the allowance level to decrease. The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $350,141,000 as of December 31, 2017, compared to $259,415,000 as of December 31, 2016. At December 31, 2017 and 2016, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $326,000 and $125,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

The ALLL as a percentage of total loans was 0.97% at December 31, 2017, and 1.23% at December 31, 2016. Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $243,712,000 at December 31, 2017 and $168,296,000 at December 31, 2016. Excluding these acquired loans from the calculation, the ALLL to total gross loans was 1.34% and 1.59% as of December 31, 2017 and 2016, respectively, and general reserves associated with non-impaired loans to total non-impaired loans was 1.34% and 1.55%, respectively. The loan portfolio acquired in the mergers was booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.
The Company’s loan portfolio balances in 2017 increased through organic growth and the acquisition of FLB.  Management believes that the change in the allowance for credit losses to total loans ratios is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
The determination of the general reserve for loans that are not impaired is based on estimates made by management including, but not limited to, consideration of historical losses (or peer data) by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of December 31, 2017.
Non-performing loans totaled $2,875,000 as of December 31, 2017, and $2,180,000 as of December 31, 2016.  The allowance for credit losses as a percentage of nonperforming loans was 305.32% and 427.80% as of December 31, 2017 and December 31, 2016, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2017 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2017 was $53,777,000 consisting of $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2017; therefore, goodwill was not required to be retested.
The intangible assets at December 31, 2017 represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2017 was $3,027,000, net of $725,000 in accumulated amortization expense.  The carrying value at December 31, 2016 was $1,383,000, net of $490,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2017 and determined no impairment was necessary. In addition, management determined that no events had occurred between the annual evaluation date and December 31, 2017 which would necessitate further analysis. Amortization expense recognized was $234,000 for 2017, $149,000 for 2016 and $320,000 for 2015.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2018	$376
2019	376
2020	376
2021	376
2022	376
Thereafter	1,147
Total	$3,027

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
Total deposits increased $169,708,000 or 13.51% to $1,425,687,000 as of December 31, 2017, compared to $1,255,979,000 as of December 31, 2016.  Interest-bearing deposits increased $80,484,000 or 10.59% to $840,648,000 as of December 31, 2017, compared to $760,164,000 as of December 31, 2016.  Non-interest bearing deposits increased $89,224,000 or 18.00% to $585,039,000 as of December 31, 2017, compared to $495,815,000 as of December 31, 2016.  In conjunction with the acquisition of Folsom Lake Bank the Company acquired total interest bearing deposits of $101,029,000, consisting of $5,432,000, $73,477,000, $19,288,000 and $2,832,000 in NOW, MMA, Time and Savings deposits, respectively, and $70,919,000 in non-interest bearing deposits. Average non-interest bearing deposits to average total deposits was 38.93% for the year ended December 31, 2017 compared to 36.46% for the same period in 2016. Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.69% in 2017 compared to 3.76% in 2016 based on FDIC deposit market share information published as of June 2017.
The composition of the deposits and average interest rates paid at December 31, 2017 and December 31, 2016 is summarized in the table below.

(Dollars in thousands)	December 31, 2017	% of Total Deposits	Effective Rate	December 31, 2016	% of Total Deposits	Effective Rate
NOW accounts	$296,406	20.8%	0.12%	$247,623	19.7%	0.12%
MMA accounts	299,638	21.0%	0.08%	250,749	19.9%	0.05%
Time deposits	128,070	9.0%	0.30%	156,694	12.5%	0.38%
Savings deposits	116,534	8.2%	0.03%	105,098	8.4%	0.03%
Total interest-bearing	840,648	59.0%	0.12%	760,164	60.5%	0.13%
Non-interest bearing	585,039	41.0%		495,815	39.5%
Total deposits	$1,425,687	100.0%		$1,255,979	100.0%

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2017, 2016, and 2015.

	2017		2016		2015
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$271,456	0.12%	$246,770	0.12%	$222,839	0.10%
Money market accounts	$264,581	0.08%	$249,620	0.05%	$227,743	0.06%
Time certificates of deposit	$137,666	0.30%	$139,656	0.38%	$149,383	0.37%
Non-interest bearing demand	$499,987	—	$417,151	—	$387,931	—
Total deposits	$1,284,305	0.08%	$1,144,231	0.09%	$1,065,798	0.09%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2017.

(In thousands)
Three months or less	$30,844
Over 3 through 6 months	19,024
Over 6 through 12 months	24,593
Over 12 months	12,699
$87,160

There were no short-term or long-term FHLB borrowings as of December 31, 2017 or December 31, 2016. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2017 and 2016, at interest rates which vary with market conditions. As of December 31, 2017, the Company had no overnight borrowings outstanding under these credit facilities. The Company had $400,000 in Federal funds purchased at December 31, 2016.

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
Our shareholders’ equity was $209,559,000 as of December 31, 2017, compared to $164,033,000 as of December 31, 2016.  The increase in shareholders’ equity is the result of an increase in retained earnings from our net income of $14,026,000, the issuance of stock in connection with the Folsom Lake Bank acquisition in the amount of $28,405,000, the exercise of stock options, including the related tax benefit of $2,835,000, the effect of share-based compensation expense of $384,000, and an increase in accumulated other comprehensive income (AOCI) of $3,342,000 partially offset by common stock cash dividends of $3,010,000.
During 2017, the Bank declared and paid cash dividends to the Company in the amount of $3,133,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $3,010,000 or $0.24 per common share cash dividend to shareholders of record during the year ended December 31, 2017.
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
The following table sets forth certain financial ratios for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Net income:
To average assets	0.94%	1.15%	0.90%
To average shareholders’ equity	7.69%	9.84%	8.12%
Dividends declared per share to net income per share	23.53%	19.20%	18.00%
Average shareholders’ equity to average assets	12.23%	11.68%	11.05%

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
The following table presents the Company’s regulatory capital ratios as of December 31, 2017 and December 31, 2016.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2017	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$153,676	9.71%	$63,338	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,186	12.90%	$52,081	5.75%
Tier 1 Risk-Based Capital Ratio	$153,676	13.28%	$69,441	7.25%
Total Risk-Based Capital Ratio	$162,780	14.07%	$92,588	9.25%

December 31, 2016
Tier 1 Leverage Ratio	$122,601	8.75%	$56,057	4.00%
Common Equity Tier 1 Ratio (CET 1)	$120,080	12.48%	$43,426	5.13%
Tier 1 Risk-Based Capital Ratio	$122,601	12.74%	$57,901	6.63%
Total Risk-Based Capital Ratio	$132,052	13.72%	$77,202	8.63%
(1) The 2017 and 2016 minimum regulatory requirement threshold includes the capital conservation buffer of 1.250% and 0.625%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The following table presents the Bank’s regulatory capital ratios as of December 31, 2017 and December 31, 2016

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2017	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$149,779	9.46%	$63,332	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,779	12.96%	$52,040	5.75%
Tier 1 Risk-Based Capital Ratio	$149,779	12.96%	$69,387	7.25%
Total Risk-Based Capital Ratio	$158,882	13.74%	$92,516	9.25%

December 31, 2016
Tier 1 Leverage Ratio	$121,079	8.64%	$56,064	4.00%
Common Equity Tier 1 Ratio (CET 1)	$121,079	12.59%	$43,383	5.13%
Tier 1 Risk-Based Capital Ratio	$121,079	12.59%	$57,845	6.63%
Total Risk-Based Capital Ratio	$130,530	13.57%	$77,126	8.63%
(1) The 2017 and 2016 minimum regulatory requirement threshold includes the capital conservation buffer of 1.250% and 0.625%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2017, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2017, the rate was 2.96%.  Interest expense recognized by the Company for the years ended December 31, 2017, 2016, and 2015 was $147,000, $121,000 and $99,000, respectively.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2017, the Company had unpledged securities totaling $452,163,000 available as a secondary source of liquidity and total cash and cash equivalents of $100,383,000.  Cash and cash equivalents at December 31, 2017 increased 160.28% compared to December 31, 2016.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.
To augment our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2017, our available borrowing capacity includes approximately $40,000,000 in Federal funds lines with our correspondent banks and $234,689,000 in unused FHLB advances.  At December 31, 2017, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2017 and 2016:

Credit Lines (In thousands)	December 31, 2017	December 31, 2016
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$400
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	234,689	174,576
Balance outstanding	$—	$—
Collateral pledged	$357,393	$271,123
Fair value of collateral	$316,160	$237,879
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$6,740	$9,102
Balance outstanding	$—	$—
Collateral pledged	$7,431	$9,315
Fair value of collateral	$7,437	$9,277

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by state and federal regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $350,141,000 as of December 31, 2017 compared to $259,415,000 as of December 31, 2016.  For a more detailed discussion of these financial instruments, see Note 12 to the audited Consolidated Financial Statements in this Annual Report.

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2017, are as follows:

(In thousands)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits	$1,404,965	$16,315	$3,288	$1,119	$1,425,687
Subordinated debentures	—	—	—	5,155	5,155
Operating leases	2,511	3,442	2,452	4,316	12,721
Total	$1,407,476	$19,757	$5,740	$10,590	$1,443,563

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
At December 31, 2017, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2017, 70.60% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  However, in the current low rate environment, several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2017, 78.25% of our time deposits mature within one year or less.
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
The ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment.  When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by an increasing interest rate environment and positively impacted by a decreasing interest rate environment.  Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by an increasing interest rate environment and negatively impacted by a decreasing interest rate environment.  Our mix of assets consists primarily of loans and securities, none of which are held for trading purposes. The value of these securities is subject to interest rate risk, which we must monitor and manage successfully in order to prevent declines in value of these assets if interest rates rise in the future. The speed and velocity of the repricing of assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.
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
Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2017. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2017 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2017, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2017	% Change from Rates at December 31, 2017
Up 400 bps	$71,988	$7,809	12.17%
Up 300 bps	69,499	5,320	8.29%
Up 200 bps	67,711	3,532	5.50%
Up 100 bps	66,229	2,050	3.19%
Unchanged	64,179	—	—
Down 100 bps	61,173	(3,006)	(4.68)%

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
The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$634,900	70.60%	$571,325	75.64%
Fixed rate	264,420	29.40%	184,036	24.36%
Total gross loans	$899,320	100.00%	$755,361	100.00%

Approximately 70.60% of our loan portfolio is tied to adjustable rate indices and 28.97% of our loan portfolio reprices within 90 days.  As of December 31, 2017, we had 2,232 commercial and real estate loans totaling $579,652,000 with floors ranging from 3.25% to 7.50% and ceilings ranging from 6.00% to 30.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$318,985	35.47%	$309,397	40.95%
1-3 Years	177,545	19.74%	153,680	20.35%
3-5 Years	200,471	22.29%	183,834	24.34%
> 5 Years	202,319	22.50%	108,450	14.36%
Total gross loans	$899,320	100.00%	$755,361	100.00%
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
Fresno, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 20117, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Folsom Lake Bank acquired during 2017, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2011.

Sacramento, California
March 14, 2018

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

(In thousands, except share amounts)	2017	2016
ASSETS
Cash and due from banks	$38,286	$28,185
Interest-earning deposits in other banks	62,080	10,368
Federal funds sold	17	15
Total cash and cash equivalents	100,383	38,568
Available-for-sale investment securities (Amortized cost of $538,692 at December 31, 2017 and $548,640 at December 31, 2016)	542,704	547,749
Loans, less allowance for credit losses of $8,778 at December 31, 2017 and $9,326 at December 31, 2016	891,901	747,302
Bank premises and equipment, net	9,398	9,407
Bank owned life insurance	27,807	23,189
Federal Home Loan Bank stock	6,843	5,594
Goodwill	53,777	40,231
Core deposit intangibles	3,027	1,383
Accrued interest receivable and other assets	25,815	29,900
Total assets	$1,661,655	$1,443,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$585,039	$495,815
Interest bearing	840,648	760,164
Total deposits	1,425,687	1,255,979
Short-term borrowings	—	400
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	21,254	17,756
Total liabilities	1,452,096	1,279,290
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 13,696,722 at December 31, 2017 and 12,143,815 at December 31, 2016	103,314	71,645
Retained earnings	103,419	92,904
Accumulated other comprehensive (loss) income, net of tax	2,826	(516)
Total shareholders’ equity	209,559	164,033
Total liabilities and shareholders’ equity	$1,661,655	$1,443,323
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2017, 2016, and 2015

(In thousands, except per share amounts)	2017	2016	2015
Interest income:
Interest and fees on loans	$43,534	$34,051	$30,504
Interest on deposits in other banks	424	289	210
Interest and dividends on investment securities:
Taxable	6,526	5,876	4,793
Exempt from Federal income taxes	6,892	6,460	6,315
Total interest income	57,376	46,676	41,822
Interest expense:
Interest on deposits	969	975	948
Interest on junior subordinated deferrable interest debentures	147	121	99
Other	21	—	—
Total interest expense	1,137	1,096	1,047
Net interest income before provision for credit losses	56,239	45,580	40,775
(Reversal of) Provision for credit losses	(1,150)	(5,850)	600
Net interest income after provision for credit losses	57,389	51,430	40,175
Non-interest income:
Service charges	3,053	2,849	2,970
Appreciation in cash surrender value of bank owned life insurance	621	558	596
Interchange fees	1,458	1,228	1,197
Loan placement fees	706	1,083	1,042
Net realized gains on sales and calls of investment securities	2,802	1,920	1,495
Other-than-temporary impairment loss on investment securities	—	(136)	—
Federal Home Loan Bank dividends	443	630	580
Other income	1,753	1,459	1,507
Total non-interest income	10,836	9,591	9,387
Non-interest expenses:
Salaries and employee benefits	24,738	21,881	20,836
Occupancy and equipment	5,186	4,754	4,669
Regulatory assessments	652	642	1,059
Data processing expense	1,740	1,707	1,139
Professional services	1,509	1,258	1,504
ATM/Debit card expenses	750	633	548
License & maintenance contracts	818	531	520
Directors’ expenses	597	530	439
Advertising	638	576	608
Internet banking expenses	705	678	709
Acquisition and integration expenses	1,828	1,782	—
Amortization of core deposit intangibles	234	149	320
Other expense	5,011	3,801	3,665
Total non-interest expenses	44,406	38,922	36,016
Income before provision for income taxes	23,819	22,099	13,546
Provision for income taxes	9,793	6,917	2,582
Net income available to common shareholders	$14,026	$15,182	$10,964

Basic earnings per common share	$1.12	$1.34	$1.00
Diluted earnings per common share	$1.10	$1.33	$1.00
Cash dividends per common share	$0.24	$0.24	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2017, 2016, and 2015

(In thousands)	2017	2016	2015
Net income	$14,026	$15,182	$10,964
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	7,705	(9,924)	59
Less: reclassification for net gains included in net income	2,802	1,224	1,481
Less: reclassification for other-than-temporary impairment loss included in net income	—	(136)	—
Transfer of investment securities from held-to-maturity to available-for-sale	—	2,647	—
Amortization of net unrealized gains transferred	—	(64)	(78)
Other comprehensive income (loss), before tax	4,903	(8,429)	(1,500)
Tax (expense) benefit related to items of other comprehensive income	(2,062)	3,451	585
Total other comprehensive income (loss)	2,841	(4,978)	(915)
Comprehensive income	$16,867	$10,204	$10,049
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017, 2016, and 2015

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2015	10,980,440	$54,216	$71,452	$5,377	$131,045
Net income	—	—	10,964	—	10,964
Other comprehensive loss	—	—	—	(915)	(915)
Restricted stock granted, forfeited and related tax benefit	7,263	(96)	—	—	(96)
Cash dividend ($0.18 per common share)	—	—	(1,979)	—	(1,979)
Stock-based compensation expense	—	238	—	—	238
Stock options exercised and related tax benefit	9,070	66	—	—	66
Balance, December 31, 2015	10,996,773	54,424	80,437	4,462	139,323
Net income	—	—	15,182	—	15,182
Other comprehensive loss	—	—	—	(4,978)	(4,978)
Restricted stock granted, forfeited and related tax benefit	52,911	(2)	—	—	(2)
Stock issued for acquisition	1,058,851	16,678	—	—	16,678
Stock-based compensation expense	—	284	—	—	284
Cash dividend ($0.24 per common share)	—	—	(2,715)	—	(2,715)
Stock options exercised and related tax benefit	35,280	261	—	—	261
Balance, December 31, 2016	12,143,815	71,645	92,904	(516)	164,033
Net income	—	—	14,026	—	14,026
Other comprehensive income	—	—	—	2,841	2,841
Reclassification associated with the adoption of ASU 2018-02	—	—	(501)	501	—
Stock issued for acquisition	1,276,888	28,405	—	—	28,405
Restricted stock granted, (forfeited) and related tax benefit	(2,360)	—	—	—	—
Stock issued under employee stock purchase plan	2,441	45	—	—	45
Stock-based compensation expense	—	384	—	—	384
Cash dividend ($0.24 per common share)	—	—	(3,010)	—	(3,010)
Stock options exercised and related tax benefit	275,938	2,835	—	—	2,835
Balance, December 31, 2017	13,696,722	$103,314	$103,419	$2,826	$209,559

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2017, 2016, and 2015

(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$14,026	$15,182	$10,964
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan costs	(92)	(851)	(270)
Depreciation	1,429	1,320	1,392
Accretion	(766)	(1,142)	(1,196)
Amortization	8,519	7,912	8,024
Stock-based compensation	384	284	238
Excess tax benefit from exercise of stock options	—	(30)	(6)
(Reversal of) provision for credit losses	(1,150)	(5,850)	600
Other than temporary impairment losses on investment securities	—	136	—
Net realized gains on sales and calls of available-for-sale investment securities	(2,802)	(1,224)	(1,481)
Net realized gains on sales or calls of held-to-maturity investment securities	—	(696)	(14)
Net loss on sale and disposal of equipment	—	4	6
Net gain on sale of other real estate owned	—	—	(11)
Increase in bank owned life insurance, net of expenses	(621)	(558)	(596)
Net gain on bank owned life insurance	—	(190)	(345)
Net (increase) decrease in accrued interest receivable and other assets	(2,263)	(4,711)	2,109
Net increase (decrease) in accrued interest payable and other liabilities	1,370	821	(963)
Benefit (provision) for deferred income taxes	7,184	2,592	(933)
Net cash provided by operating activities	25,218	12,999	17,518
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisition	26,279	13,241	—
Purchases of available-for-sale investment securities	(226,740)	(278,664)	(198,851)
Proceeds from sales or calls of available-for-sale investment securities	228,405	167,163	93,167
Proceeds from sales or calls of held-to-maturity investment securities	—	9,257	810
Proceeds from maturity and principal repayment of available-for-sale investment securities	44,956	50,531	53,593
Net increase in loans	(25,542)	(29,930)	(24,776)
Proceeds from sale of other real estate owned	—	—	359
Purchases of premises and equipment	(859)	(861)	(741)
Purchases of bank owned life insurance	—	—	(325)
FHLB stock purchased	—	—	(32)
Proceeds from bank owned life insurance	—	928	1,365
Proceeds from sale of premises and equipment	—	7	—
Net cash provided by (used in) investing activities	46,499	(68,328)	(75,431)
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	45,672	26,372	90,732
Net decrease in time deposits	(48,044)	(25,038)	(13,617)
Repayments of short-term borrowings to Federal Home Loan Bank	(7,000)	—	—
Proceeds of borrowings from other financial institutions	—	400	—
Repayments of borrowings from other financial institutions	(400)	—	—
Proceeds from stock issued under employee stock purchase plan	45	—	—
Proceeds from exercise of stock options	2,835	231	60
Excess tax benefit from exercise of stock options	—	30	6
Cash dividend payments on common stock	(3,010)	(2,715)	(1,979)
Net cash (used in) provided by financing activities	(9,902)	(720)	75,202
Increase (decrease) in cash and cash equivalents	61,815	(56,049)	17,289
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	38,568	94,617	77,328
CASH AND CASH EQUIVALENTS AT END OF YEAR	$100,383	$38,568	$94,617

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2017, 2016, and 2015

(In thousands)	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,171	$1,053	$1,059
Income taxes	$4,720	$5,840	$1,865
Non-cash investing and financing activities:
Transfer of securities from held-to-maturity to available-for-sale	$—	$23,131	$—
Unrealized gain on transfer of securities from held-to-maturity to available-for-sale	$—	$526	$—
Foreclosure of loan collateral and recognition of other real estate owned	$—	$—	$227
Transfer of loans to other assets	$—	$363	$—
Assumption of debt related to foreclosure of other real estate owned	$—	$—	$121
Common stock issued in acquisitions	$28,405	$16,678	$—

The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
The Bank operates 24 full service offices throughout California’s San Joaquin Valley and Greater Sacramento Region.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.
The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. Depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, will be insured by the FDIC up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
The accounting and reporting policies of the Company and the Bank conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.
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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value in the period which the transfer occurs. During the year ended December 31, 2017, there were no transfers between categories. For the year ended December 31, 2016 management transferred $23.1 million of securities from held-to-maturity to available-for-sale. Due to the 2016 transfer, management is precluded from utilizing the held-to-maturity designation until the second quarter of 2018.
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

Loans - All loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at principal balances outstanding net of deferred loan fees and costs, and the allowance for credit losses.  Interest is accrued daily based upon outstanding loan principal balances.  However, when a loan becomes impaired and the future collectability of interest and principal is in serious doubt, the loan is placed on nonaccrual status and the accrual of interest income is suspended.  Any loan delinquent 90 days or more is automatically placed on nonaccrual status. Any interest accrued but unpaid is charged against income.  Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to principal until fully collected and then to interest.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan placed on non-accrual status may be restored to accrual status when principal and interest are no longer past due and unpaid, or the loan otherwise becomes both well secured and in the process of collection. When a loan is brought current, the Company must also have reasonable assurance that the obligor has the ability to meet all contractual obligations in the future, that the loan will be repaid within a reasonable period of time, and that a minimum of six months of satisfactory repayment performance has occurred.
Substantially all loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, and amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

Acquired loans and Leases - Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date.  Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date.  Should the Company’s allowance for credit losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company will establish an allowance for those loans through a charge to provision for credit losses.  At the time of an acquisition, we evaluate loans to determine if they are purchase credit impaired loans. Purchased credit impaired loans are those acquired loans with evidence of credit deterioration for which collection of all contractual payments was not considered probable at the date of acquisition. This determination is made by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. Purchased credit impaired loans are initially recorded at fair value with the difference between fair value and estimated future cash flows accreted over the expected cash flow period as income only to the extent we can reasonably estimate the timing and amount of future cash flows. In this case, these loans would be classified as accruing. In the event we are unable to reasonably estimate the timing and amount of future cash flows, or if the loan is acquired primarily for the rewards of ownership of the underlying collateral, the loan is classified as non-accrual. An acquired loan previously classified by the seller as a troubled debt restructuring is no longer classified as such at the date of acquisition. Past due status is reported based on contractual payment status.
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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2017. These risk ratings are also subject to examination by independent specialists engaged by the Company, and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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

Investments in Low Income Housing Tax Credit Funds - The Bank has invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate income tenants throughout California. Our ownership in each limited partnership is less than two percent. In accordance with ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), we elected to account for the investments in qualified affordable housing tax credit funds using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized as part of income tax expense (benefit). Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. The Company’s investment in Low Income Housing Tax Credit Funds is reported in other assets on the consolidated balance sheet.

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

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. The carrying value of foreclosed assets was $70,000 at December 31, 2017 and $362,000 at December 31, 2016, and is included in other assets on the consolidated balance sheets.

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

Goodwill - Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2017 and 2016 represents the excess of the purchase price of acquired businesses over the net fair value of assets, including identified intangible assets, acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2017, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Intangible Assets - The intangible assets at December 31, 2017 represent the estimated fair value of the core deposit relationships acquired in business combinations. Core deposit intangibles are being amortized using the straight-line method over an estimated life of ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2017 and determined no impairment was necessary. Core deposit intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2017, so core deposit intangibles were not required to be retested.

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

Income Taxes - The Company files its income taxes on a consolidated basis with the Bank.  The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.
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

Restrictions on Cash - Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Share-Based Compensation - Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes-Merton model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Additionally, the compensation expense for the Company’s employee stock ownership plan is based on the market price of the shares as they are committed to be released to participant accounts. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

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
Recently Issued Accounting Standards:

FASB Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers was issued in May 2014. This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments will be applied through the election of one of two retrospective methods. Substantially all of the Company’s revenue is generated from interest income related to loans and investment securities, which are not within the scope of this guidance. The contracts that are within the scope of this guidance include service charges and fees on deposit accounts interchange fees, and merchant income. The Company has substantially completed its overall assessment of revenue streams and review of related contracts and other agreements that are within the scope of this guidance and did not identify any material changes to the timing of revenue recognition. The Company adopted ASU 2014-09 on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The Company is completing its evaluation of the ASU’s expanded disclosure requirement effective for the March 31, 2018 Form 10-Q. The Company expects the expanded disclosures to be primarily qualitative in nature. The Company does not expect material additions or revisions to our quantitative disclosures.

FASB Accounting Standards Update (ASU) 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The main provisions of the update are to eliminate the available-for-sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has performed an evaluation of the provisions of ASU No. 2016-01 and based on this evaluation, has determined that ASU No. 2016-01 will not have a material impact on the Company’s financial position, results of operations or its cash flows.

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

FASB Accounting Standards Update (ASU) 2016-09 - Compensation - Stock Compensation (Subtopic 718): Improvements to Employee Share-Based Payment Accounting, was issued March 2016. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption was permitted, but all of the guidance must be adopted in the same period. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” including the election to continue to treat option forfeitures on an expected basis and to provide cash flow disclosures on a prospective basis. During the year ended December 31, 2017 the adoption of this standard resulted in the recognition of $853,000 in tax benefits related to the exercise of stock options and vesting of restricted shares during the period.

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

FASB Accounting Standards Update (ASU) 2017-12 - Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities, was issued August 2017. This ASU’s objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, the Company is currently evaluating this ASU to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

FASB Accounting Standards Update (ASU) 2018-02 - Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” ASU 2018-02, was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU 2018-02 in the fourth quarter of 2017 and reclassified its stranded tax debit of $501,000 within accumulated other comprehensive income to retained earnings at December 31, 2017.

2. ACQUISITIONS

On October 1, 2017, the Company completed the acquisition of Folsom Lake Bank (“FLB”) for an aggregate transaction value of $28,475,000. FLB was merged into the Bank, and the Company issued 1,276,888 shares of common stock to the former shareholders of FLB. The Company also assumed the outstanding FLB stock options. With the FLB acquisition, the Company added two full service branches, located in Folsom, and Rancho Cordova, California. The FLB Roseville branch was consolidated with the Company’s Roseville branch in October 2017. FLB’s assets as of October 1, 2017 totaled approximately $196,148,000.
In accordance with GAAP guidance for business combinations, the Company recorded $13,466,000 of goodwill and $1,879,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. Acquisition related costs of $1,828,000 are included in the income statement for the year ended December 31, 2017.
The acquisition was consistent with the Company’s strategy to build a regional presence in Central California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region. Goodwill arising from the acquisition consisted largely of synergies and the expected cost savings resulting from the combined operations.
The following table summarizes the consideration paid for FLB and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Merger consideration:
Common stock issued	$28,475
Fair Value of Total Consideration Transferred	$28,475

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$26,279
Loans, net	117,815
Investments	41,280
Core deposit intangible	1,879
Premises and equipment	561
Federal Home Loan Bank stock	1,559
Deferred taxes and taxes receivable	2,186
Bank owned life insurance	3,997
Other assets	592
Total assets acquired	196,148
Deposits	171,948
Deposit premium	132
Short-term borrowings - Federal Home Loan Bank	7,000
Other liabilities	2,059
Total liabilities assumed	181,139
Total identifiable net assets	15,009
Goodwill	$13,466
The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Loans acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $117,815,000 and $121,872,000, respectively, on the date of acquisition. See Note 5 for discussion of purchased credit impaired loans.
On October 1, 2016, the Company acquired Sierra Vista Bank, headquartered in Folsom, California, wherein Sierra Vista Bank, with one branch in Folsom, one branch in Fair Oaks, and one branch in Cameron Park, merged with and into Central Valley Community Bancorp’s subsidiary, Central Valley Community Bank, in a combined cash and stock transaction. Sierra Vista Bank’s assets as of October 1, 2016 totaled approximately $155,154,000. The acquired assets and liabilities were recorded at fair value at the date of acquisition. Under the terms of the merger agreement, the Company issued an aggregate of approximately 1,058,851 shares of its common stock and cash totaling approximately $9,468,000 to the former shareholders of Sierra Vista Bank.
In accordance with GAAP guidance for business combinations, the Company recorded $10,314,000 of goodwill and $508,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. Acquisition related costs of $1,782,000 are included in the income statement for the year ended December 31, 2016.
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

Pro Forma Results of Operations

The accompanying consolidated financial statements include the accounts of Sierra Vista Bank since October 1, 2016 and Folsom Lake Bank since October 1, 2017. The following table presents pro forma results of operations information for the periods presented as if the acquisitions had occurred on January 1, 2015 after giving effect to certain adjustments. The unaudited pro forma results of operations for the years ended December 31, 2017, 2016, and 2015 include the historical accounts of the Company, Folsom Lake Bank, and Sierra Vista Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisitions been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per-share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Net interest income	$61,059	$56,531	$52,413
Provision for (reversal of) credit losses	(1,150)	(5,800)	570
Non-interest income	11,240	10,205	10,063
Non-interest expense	51,415	52,131	45,692
Income before provision for income taxes	22,034	20,405	16,214
Provision for income taxes	9,168	6,381	3,669
Net income	$12,866	$14,024	$12,545
Net income available to common shareholders	$12,866	$14,024	$12,545
Basic earnings per common share	$1.03	$1.24	$1.15
Diluted earnings per common share	$1.01	$1.23	$1.14

3.	FAIR VALUE MEASUREMENTS

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$38,286	$38,286	$—	$—	$38,286
Interest-earning deposits in other banks	62,080	62,080	—	—	62,080
Federal funds sold	17	17	—	—	17
Available-for-sale investment securities	542,704	7,423	535,281	—	542,704
Loans, net	891,901	—	—	899,191	899,191
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	7,168	57	3,256	3,855	7,168
Financial liabilities:
Deposits	1,425,687	1,296,048	127,966	—	1,424,014
Short-term borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	5,155	—	—	3,550	3,550
Accrued interest payable	110	—	72	38	110

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,185	$28,185	$—	$—	$28,185
Interest-earning deposits in other banks	10,368	10,368	—	—	10,368
Federal funds sold	15	15	—	—	15
Available-for-sale investment securities	547,749	7,416	540,333	—	547,749
Held-to-maturity investment securities	—	—	—	—	—
Loans, net	747,302	—	—	761,023	761,023
Federal Home Loan Bank stock	5,594	N/A	N/A	N/A	N/A
Accrued interest receivable	7,885	26	4,517	3,342	7,885
Financial liabilities:
Deposits	1,255,979	1,099,200	156,711	—	1,255,911
Short-term borrowings	400	—	400	—	400
Junior subordinated deferrable interest debentures	5,155	—	—	3,235	3,235
Accrued interest payable	144	—	111	33	144

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

(g) Accrued Interest Receivable/Payable — The fair value of accrued interest receivable and payable is based on the fair value hierarchy of the related asset or liability.

(h) Off-Balance Sheet Instruments — Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2017:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$66,587	$—	$66,587	$—
Obligations of states and political subdivisions	143,105	—	143,105	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	234,908	—	234,908	—
Private label residential mortgage and asset backed securities	90,681	—	90,681	—
Other equity securities	7,423	7,423	—	—
Total assets measured at fair value on a recurring basis	$542,704	$7,423	$535,281	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2017, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2017. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2017.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2017 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Other repossessed assets	$70	$—	$—	$70
Total assets measured at fair value on a non-recurring basis	$70	$—	$—	$70

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2017.
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

As of December 31, 2017, there were no loans measured using the fair value of the collateral for collateral dependent loans.
During the year ended December 31, 2017 specific allocation for the allowance for credit losses related to loans carried at fair value was none, compared to $15,000 during the year ended December 31, 2016. There were no net charge-offs related to loans carried at fair value at December 31, 2017 and 2016.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2017.
The following two tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2016:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$68,970	$—	$68,970	$—
Obligations of states and political subdivisions	290,299	—	290,299	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	178,221	—	178,221	—
Private label residential mortgage and asset backed securities	2,843	—	2,843	—
Other equity securities	7,416	7,416	—	—
Total assets measured at fair value on a recurring basis	$547,749	$7,416	$540,333	$—

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

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2016 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Consumer:
Equity loans and lines of credit	$47	$—	$—	$47
Total consumer	47	—	—	47
Total impaired loans	$47	$—	$—	$47
Other repossessed assets	$362	$—	$—	$362
Total assets measured at fair value on a non-recurring basis	$409	$—	$—	$409

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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $62,000 with a valuation allowance of $15,000 at December 31, 2016, and a resulting fair value of $47,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans. Fair value of other repossessed assets is based on observable market data for other similar property as adjusted by management for depreciation and other asset conditions impacting value.
During the year ended December 31, 2016, there was no provision for credit losses related to loans carried at fair value. During the year ended December 31, 2016, there was no net charge-offs related to loans carried at fair value.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2016.

4.	INVESTMENT SECURITIES

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $4,012,000 at December 31, 2017 compared to an unrealized loss of $891,000 at December 31, 2016. The unrealized gain/(loss) recorded is net of $1,186,000 and $(375,000) in tax liabilities (benefits) as accumulated other comprehensive income within shareholders’ equity at December 31, 2017 and 2016, respectively.
The following tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$65,994	$667	$(74)	$66,587
Obligations of states and political subdivisions	136,955	6,240	(90)	143,105
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,210	601	(2,903)	234,908
Private label mortgage and asset backed securities	91,033	924	(1,276)	90,681
Other equity securities	7,500	—	(77)	7,423
	$538,692	$8,432	$(4,420)	$542,704

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$69,005	$242	$(277)	$68,970
Obligations of states and political subdivisions	288,543	6,109	(4,353)	290,299
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	181,785	484	(4,048)	178,221
Private label mortgage and asset backed securities	1,807	1,036	—	2,843
Other equity securities	7,500	—	(84)	7,416
`	$548,640	$7,871	$(8,762)	$547,749

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
Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2017, 2016, and 2015 are shown below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Available-for-Sale Securities
Proceeds from sales or calls	$228,405	$167,163	$93,167
Gross realized gains from sales or calls	$4,701	$2,223	$1,715
Gross realized losses from sales or calls	$(1,899)	$(999)	$(234)
Held-to-Maturity Securities
Proceeds from sales and calls	$—	$9,257	$810
Gross realized gains from sales or calls	$—	$696	$14

Losses recognized in 2017, 2016, and 2015 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities which were sold at a loss were acquired when the rate environment was not as volatile. The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to purchase securities that fit with the Company’s current risk profile.
The provision (benefit) for income taxes includes $1,178,000, $515,000, and $615,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2017, 2016, and 2015, respectively.
Investment securities with unrealized losses at December 31, 2017 and 2016 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$8,201	$(47)	$6,741	$(27)	$14,942	$(74)
Obligations of states and political subdivisions	1,627	(3)	3,357	(87)	4,984	(90)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	82,604	(822)	64,488	(2,081)	147,092	(2,903)
Private label residential mortgage and asset backed securities	88,312	(1,276)	—	—	88,312	(1,276)
Other equity securities	7,423	(77)	—	—	7,423	(77)
	$188,167	$(2,225)	$74,586	$(2,195)	$262,753	$(4,420)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$34,586	$(198)	$10,438	$(79)	$45,024	$(277)
Obligations of states and political subdivisions	122,522	(4,353)	—	—	122,522	(4,353)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	118,719	(3,866)	7,666	(182)	126,385	(4,048)
Other equity securities	7,416	(84)	—	—	7,416	(84)
	$283,243	$(8,501)	$18,104	$(261)	$301,347	$(8,762)

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
As of December 31, 2017, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2017, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2017 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the twelve months ended December 31, 2016. There were no OTTI losses recorded during the twelve months ended December 31, 2017.

U.S. Government Agencies - At December 31, 2017, the Company held 22 U.S. Government agency securities of which two were in a loss position for less than 12 months and two were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. Government Agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Obligations of States and Political Subdivisions - At December 31, 2017, the Company held 91 obligations of states and political subdivision securities of which one was in a loss position for less than 12 months and one was in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2017, the Company held 150 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 42 were in a loss position for less than 12 months and 27 in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Private Label Mortgage and Asset Backed Securities - At December 31, 2017, the Company had a total of 30 PLMBS with a remaining principal balance of $91,033,000 and a gross and net unrealized loss of approximately $352,000.  17 of these securities had an unrealized loss at December 31, 2017.  Ten of these PLMBS with a remaining principal balance of $1,359,000 had credit ratings below investment grade. The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration.
The following table provides a rollforward for the years ended December 31, 2017 and 2016 of investment securities credit losses recorded in earnings (in thousands). The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	Years ended December 31,
	2017	2016
Beginning balance of credit losses recognized	$874	$747
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	136
Realized losses for securities sold	—	(9)
Ending balance of credit losses recognized	$874	$874

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2017 and 2016 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$1,893	$1,914	$—	$—
After one year through five years	7,149	7,316	15,145	15,484
After five years through ten years	22,043	22,696	35,667	35,614
After ten years	105,870	111,179	237,731	239,201
	136,955	143,105	288,543	290,299
Investment securities not due at a single maturity date:
U.S. Government agencies	65,994	66,587	69,005	68,970
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,210	234,908	181,785	178,221
Private label mortgage and asset backed securities	91,033	90,681	1,807	2,843
Other equity securities	7,500	7,423	7,500	7,416
	$538,692	$542,704	$548,640	$547,749

Investment securities with amortized costs totaling $88,930,000 and $86,418,000 and fair values totaling $90,541,000 and $88,903,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2017 and 2016, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2017	% of Total loans	December 31, 2016	% of Total loans
Commercial:
Commercial and industrial	$100,856	11.2%	$88,652	11.7%
Agricultural land and production	14,956	1.7%	25,509	3.4%
Total commercial	115,812	12.9%	114,161	15.1%
Real estate:
Owner occupied	204,452	22.7%	191,665	25.3%
Real estate construction and other land loans	96,460	10.7%	69,200	9.1%
Commercial real estate	269,254	29.9%	184,225	24.3%
Agricultural real estate	76,081	8.4%	86,761	11.5%
Other real estate	31,220	3.5%	18,945	2.7%
	677,467	75.2%	550,796	72.9%
Consumer:
Equity loans and lines of credit	76,404	8.5%	64,494	8.5%
Consumer and installment	29,637	3.4%	25,910	3.5%
Total consumer	106,041	11.9%	90,404	12.0%
Net deferred origination costs	1,359		1,267
Total gross loans	900,679	100.0%	756,628	100.0%
Allowance for credit losses	(8,778)		(9,326)
Total loans	$891,901		$747,302

At December 31, 2017 and 2016, loans originated under Small Business Administration (SBA) programs totaling $25,925,000 and $16,590,000, respectively, were included in the real estate and commercial categories. Approximately $356,977,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $234,689,000 as of December 31, 2017.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $2,593,000, $2,344,000, and $2,056,000 have been deferred as loan origination costs for the years ended December 31, 2017, 2016, and 2015, respectively.

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
The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31. The amounts of loans at December 31 are as follows (in thousands):

	December 31,
	2017	2016
Commercial	$383	$612
Outstanding balance	$383	$612
Carrying amount, net of allowance of $0	$383	$612

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
Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

	December 31,
	2017	2016
Contractually required payments receivable on PCI loans at acquisition:
Commercial	$—	$982
Total	$—	$982
Cash flows expected to be collected at acquisition	$—	$693
Fair value of acquired loans at acquisition	$—	$631

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows.

	December 31,
	2017	2016
Loans acquired during the year	$—	$631
Loans at the end of the year	$383	$612

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

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$9,326	$9,610	$8,308
(Reversal of) Provision charged to operations	(1,150)	(5,850)	600
Losses charged to allowance	(464)	(883)	(961)
Recoveries	1,066	6,449	1,663
Balance, end of year	$8,778	$9,326	$9,610

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2017, 2016, and 2015 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2017	$2,180	$6,200	$852	$94	$9,326
(Reversal of ) Provision charged to operations	(762)	(449)	68	(7)	(1,150)
Losses charged to allowance	(207)	(22)	(235)	—	(464)
Recoveries	860	66	140	—	1,066
Ending balance, December 31, 2017	$2,071	$5,795	$825	$87	$8,778

Allowance for credit losses:
Beginning balance, January 1, 2016	$3,562	$5,204	$734	$110	$9,610
Provision charged to operations	(6,048)	11	203	(16)	(5,850)
Losses charged to allowance	(621)	—	(262)	—	(883)
Recoveries	5,287	985	177	—	6,449
Ending balance, December 31, 2016	$2,180	$6,200	$852	$94	$9,326

Allowance for credit losses:
Beginning balance, January 1, 2015	$3,130	$4,058	$1,078	$42	$8,308
Provision charged to operations	190	1,114	(772)	68	600
Losses charged to allowance	(802)	—	(159)	—	(961)
Recoveries	1,044	32	587	—	1,663
Ending balance, December 31, 2015	$3,562	$5,204	$734	$110	$9,610

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2017 and December 31, 2016 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2017	$2,071	$5,795	$825	$87	$8,778
Ending balance: individually evaluated for impairment	$1	$1	$34	$—	$36
Ending balance: collectively evaluated for impairment	$2,070	$5,794	$791	$87	$8,742

Ending balance, December 31, 2016	$2,180	$6,200	$852	$94	$9,326
Ending balance: individually evaluated for impairment	$3	$241	$63	$—	$307
Ending balance: collectively evaluated for impairment	$2,177	$5,959	$789	$94	$9,019

The following table shows the ending balances of loans as of December 31, 2017 and December 31, 2016 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2017	$115,812	$677,467	$106,041	$899,320
Ending balance: individually evaluated for impairment	$377	$4,846	$1,143	$6,366
Ending balance: collectively evaluated for impairment	$115,435	$672,621	$104,898	$892,954

Loans:
Ending balance, December 31, 2016	$114,161	$550,796	$90,404	$755,361
Ending balance: individually evaluated for impairment	$487	$4,238	$544	$5,269
Ending balance: collectively evaluated for impairment	$113,674	$546,558	$89,860	$750,092

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$84,745	$8,217	$7,894	$—	$100,856
Agricultural land and production	10,848	206	3,902	—	14,956
Real Estate:
Owner occupied	196,838	4,795	2,819	—	204,452
Real estate construction and other land loans	90,927	1,625	3,908	—	96,460
Commercial real estate	261,746	4,147	3,361	—	269,254
Agricultural real estate	48,274	1,270	26,537	—	76,081
Other real estate	29,867	1,165	188	—	31,220
Consumer:
Equity loans and lines of credit	74,535	483	1,386	—	76,404
Consumer and installment	29,634	—	3	—	29,637
Total	$827,414	$21,908	$49,998	$—	$899,320

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$75,212	$907	$12,533	$—	$88,652
Agricultural land and production	16,562	8,681	266	—	25,509
Real Estate:
Owner occupied	184,987	2,865	3,813	—	191,665
Real estate construction and other land loans	62,538	5,259	1,403	—	69,200
Commercial real estate	179,966	1,548	2,711	—	184,225
Agricultural real estate	49,270	10,390	27,101	—	86,761
Other real estate	18,779	166	—	—	18,945
Consumer:
Equity loans and lines of credit	62,782	95	1,617	—	64,494
Consumer and installment	25,890	—	20	—	25,910
Total	$675,986	$29,911	$49,464	$—	$755,361

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$100,856	$100,856	$—	$356
Agricultural land and production	—	—	—	—	14,956	14,956	—	—
Real estate:	—				—	—
Owner occupied	—	—	—	—	204,452	204,452	—	—
Real estate construction and other land loans	—	—	1,397	1,397	95,063	96,460	—	1,397
Commercial real estate	—	—	—	—	269,254	269,254	—	976
Agricultural real estate	—	—	—	—	76,081	76,081	—	—
Other real estate	—	1,165	—	1,165	30,055	31,220	—	—
Consumer:					—	—
Equity loans and lines of credit	149	—	—	149	76,255	76,404	—	146
Consumer and installment	26	—	—	26	29,611	29,637	—	—
Total	$175	$1,165	$1,397	$2,737	$896,583	$899,320	$—	$2,875

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$88,652	$88,652	$—	$447
Agricultural land and production	—	—	—	—	25,509	25,509	—	—
Real estate:	—					—
Owner occupied	87	—	—	87	191,578	191,665	—	107
Real estate construction and other land loans	—	—	—	—	69,200	69,200	—	—
Commercial real estate	565	—	—	565	183,660	184,225	—	1,082
Agricultural real estate	—	—	—	—	86,761	86,761	—	—
Other real estate	—	—	—	—	18,945	18,945	—	—
Consumer:						—
Equity loans and lines of credit	62	48	—	110	64,384	64,494	—	526
Consumer and installment	38	—	—	38	25,872	25,910	—	18
Total	$752	$48	$—	$800	$754,561	$755,361	$—	$2,180

The following table shows information related to impaired loans by class at December 31, 2017 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$355	$553	$—
Real estate:
Real estate construction and other land loans	3,023	3,085	—
Commercial real estate	1,772	2,040	—
Total real estate	4,795	5,125	—
Consumer:
Equity loans and lines of credit	146	206	—
Total with no related allowance recorded	5,296	5,884	—

With an allowance recorded:
Commercial:
Commercial and industrial	22	22	1
Real estate:
Agricultural real estate	51	51	1
Consumer:
Equity loans and lines of credit	997	997	34
Total with an allowance recorded	1,070	1,070	36
Total	$6,366	$6,954	$36

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2016 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$447	$612	$—
Real estate:
Owner occupied	107	111	—
Commercial real estate	827	967	—
Total real estate	934	1,078	—
Consumer:
Equity loans and lines of credit	167	234	—
Consumer and installment	6	9	—
Total consumer	173	243	—
Total with no related allowance recorded	1,554	1,933	—

With an allowance recorded:
Commercial:
Commercial and industrial	40	40	3
Real estate:
Real estate construction and other land loans	2,222	2,222	79
Commercial real estate	1,082	1,146	162
Total real estate	3,304	3,368	241
Consumer:
Equity loans and lines of credit	359	364	61
Consumer and installment	12	12	2
Total consumer	371	376	63
Total with an allowance recorded	3,715	3,784	307
Total	$5,269	$5,717	$307

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$404	$—	$115	$—	$2,921	$—
Agricultural land and production	—	—	42	—	—	—
Total commercial	404	—	157	—	2,921	—
Real estate:
Owner occupied	24	—	162	—	770	231
Real estate construction and other land loans	1,228	114	2,393	196	1,266	79
Commercial real estate	1,370	53	903	55	1,939	—
Agricultural real estate	—	—	173	—	211	—
Total real estate	2,622	167	3,631	251	4,186	310
Consumer:
Equity loans and lines of credit	132	—	598	—	1,858	—
Consumer and installment	6	—	41	—	—	—
Total consumer	138	—	639	—	1,858	—
Total with no related allowance recorded	3,164	167	4,427	251	8,965	310
	—
With an allowance recorded:	—
Commercial:						—
Commercial and industrial	38	1	441	3	243	—
Agricultural land and production	—	—	104	—	—	—
Total commercial	38	1	545	3	243	—
Real estate:		—		—		—
Owner occupied	—	—	120	—	190	—
Real estate construction and other land loans	1,827	—	171	—	2,297	—
Commercial real estate	470	—	548	—	753	—
Agricultural real estate	43	3	—	—	—	—
Total real estate	2,340	3	839	—	3,240	—
Consumer:
Equity loans and lines of credit	239	32	203	—	328	—
Consumer and installment	1	—	19	—	16	—
Total consumer	240	32	222	—	344	—
Total with an allowance recorded	2,618	36	1,606	3	3,827	—
Total	$5,782	$203	$6,033	$254	$12,792	$310

Foregone interest on nonaccrual loans totaled $210,000, $245,000, and $340,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2017 and 2016, the Company has a recorded investment in troubled debt restructurings of $3,551,000 and, $3,109,000, respectively. The Company has allocated $36,000 and $82,000 of specific reserves for those loans at December 31, 2017 and 2016, respectively. The Company has committed to lend no additional amounts as of December 31, 2017 to customers with outstanding loans that are classified as troubled debt restructurings.
For the years ended December 31, 2017, 2016, and 2015 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2017 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Real Estate:
Agricultural real estate	1	$59	—	$59	$51
Consumer:
Equity loans and line of credit	2	490	—	1,066	1,059
Total	3	$549	$—	$1,125	$1,110

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within 12 months following the modification during the years ended December 31, 2017, 2016, and 2015.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$1,131	$1,131
Buildings and improvements	6,754	6,680
Furniture, fixtures and equipment	12,345	11,521
Leasehold improvements	4,594	4,100
	24,824	23,432
Less accumulated depreciation and amortization	(15,426)	(14,025)
	$9,398	$9,407

Depreciation and amortization included in occupancy and equipment expense totaled $1,429,000, $1,320,000 and $1,392,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

7.  GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$40,231	$29,917	$29,917
Acquired goodwill	13,546	10,314	—
Impairment	—	—	—
Balance, end of year	$53,777	$40,231	$29,917

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2017 and 2016 was $53,777,000 and $40,231,000, respectively. Total goodwill at December 31, 2017 consisted of $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  During the year ended December 31, 2017, the Company determined that a measurement adjustment was appropriate to the goodwill recorded as part of the Sierra Vista Bank acquisitions which resulted in an $80,000 increase to goodwill. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2017, so goodwill was not required to be retested.
The intangible assets at December 31, 2017 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Folsom Lake Bank in 2017 of $1,879,000, Sierra Vista Bank in 2016 of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of ten years from the date of acquisition. At December 31, 2017, the weighted average remaining amortization period is eight years.  The carrying value of intangible assets at December 31, 2017 was $3,027,000, net of $725,000 in accumulated amortization expense.  The carrying value at December 31, 2016 was $1,383,000, net of $490,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2017 and determined no impairment was necessary.  Amortization expense recognized was $234,000 for 2017, $149,000 for 2016, and $320,000 for 2015.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2018	$376
2019	376
2020	376
2021	376
2022	376
Thereafter	1,147
Total	$3,027

8. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2017	2016
Savings	$116,534	$105,098
Money market	299,638	250,749
NOW accounts	296,406	247,623
Time, $250,000 or more	34,441	39,284
Time, under $250,000	93,629	117,410
	$840,648	$760,164

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2018	$107,348
2019	13,229
2020	3,086
2021	1,519
2022	1,769
Thereafter	1,119
$128,070

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Savings	$33	$27	$30
Money market	211	133	141
NOW accounts	317	290	231
Time certificates of deposit	408	525	546
	$969	$975	$948

9. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2017 and 2016, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.

Approximately $356,977,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $234,689,000 as of December 31, 2017. FHLB advances are also secured by investment securities with amortized costs totaling $416,000 and $584,000 and market values totaling $440,000 and $637,000 at December 31, 2017 and 2016, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2017 and 2016, at interest rates which vary with market conditions. As of December 31, 2017, the Company had no in Federal funds purchased. The Company had $400,000 overnight borrowings outstanding under these credit facilities at December 31, 2016.

Federal Reserve Line of Credit - The Bank has a line of credit in the amount of $6,740,000 and $9,102,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2017 and 2016, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $7,431,000 and $9,315,000 and market values totaling $7,437,000 and $9,277,000, respectively.  At December 31, 2017 and 2016, the Bank had no outstanding borrowings with the FRB.

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2017, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2017, the rate was 2.96%.  Interest expense recognized by the Company for the years ended December 31, 2017, 2016, and 2015 was $147,000, $121,000 and $99,000, respectively.

11. INCOME TAXES

The provision for income taxes for the years ended December 31, 2017, 2016, and 2015 consisted of the following (in thousands):

	Federal	State	Total
2017
Current	$1,188	$1,224	$2,412
Deferred	3,328	518	3,846
Re-measurement resulting from Tax Act	3,535	—	3,535
Provision for income taxes	$8,051	$1,742	$9,793
2016
Current	$3,720	$605	$4,325
Deferred	1,100	1,492	2,592
Provision for income taxes	$4,820	$2,097	$6,917
2015
Current	$2,945	$570	$3,515
Deferred	(1,208)	275	(933)
Provision for income taxes	$1,737	$845	$2,582

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Thus, Management concludes no valuation allowance is necessary against deferred tax assets.

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for credit losses	$2,100	$3,267
Deferred compensation	4,415	5,304
Unrealized loss on available-for-sale investment securities	—	375
Net operating loss carryovers	2,549	3,816
Mark-to-market adjustment	87	167
Other deferred	386	338
Other-than-temporary impairment	192	273
Loan and investment impairment	1,793	1,285
State Enterprise Zone credit carry-forward	—	209
Alternative minimum tax credit	—	2,438
Partnership income	68	114
State taxes	375	297
Total deferred tax assets	11,965	17,883
Deferred tax liabilities:
Finance leases	(365)	(474)
Unrealized gain on available-for-sale investment securities	(1,186)	—
Core deposit intangible	(895)	(582)
FHLB stock	(234)	(327)
Loan origination costs	(783)	(918)
Bank premises and equipment	(478)	(71)
Total deferred tax liabilities	(3,941)	(2,372)
Net deferred tax assets	$8,024	$15,511

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	2017	2016	2015
Federal income tax, at statutory rate	35.0%	35.0%	34.0%
State taxes, net of Federal tax benefit	4.8%	6.2%	4.1%
Tax exempt investment security income, net	(10.1)%	(10.3)%	(15.9)%
Bank owned life insurance, net	(0.8)%	(1.1)%	(2.5)%
Compensation - Stock Compensation	(2.8)%	—%	—%
Re-measurement resulting from Tax Act	14.8%	—%	—%
Change in uncertain tax positions	(0.9)%	0.1%	0.8%
Other	1.1%	1.4%	(1.4)%
Effective tax rate	41.1%	31.3%	19.1%

As of December 31, 2017, the Company had Federal and California net operating loss (“NOL”) carry-forwards of $8,527,000 and $8,850,000, respectively. These NOLs were acquired through business combinations and are subject to IRC 382 and begin expiring in 2028, for federal and California purposes. While they are subject to IRC Section 382, management has determined that all of the NOLs are more than likely than not to be utilized.
As a result of the enactment of the Tax Cuts and Jobs Act (the “ Tax Act”) on December 22, 2017, the federal tax rate applied to the Company’s net deferred tax assets were re-measured to reflect the 2018 tax rates (the rates at which the deferred tax items are expected to reverse). The change to the tax rates (including the rate change applied to deferred taxes reflected in other comprehensive income and certain tax-advantaged investments as reflected in other assets) resulted in an increase to the

Company’s tax provision of $3,535,000. As part of the Tax Act for tax years beginning after December 31, 2017, alternative minimum tax credit carryforwards are refundable and are expected to be fully refunded by 2022. As such, they are not dependent on future taxable income to be realized and have been classified as a current tax receivable. During the year ended December 31, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which due to the exercise of stock options in the current period, resulted in the recognition of $853,000 in tax benefits.
The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or California Franchise Tax Board income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2014 and by the state and local taxing authorities for the years ended before December 31, 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016
Balance, beginning of year	$298	$286
Additions based on tax positions related to prior years	—	44
Reductions for tax positions of prior years	(215)	(32)
Balance, end of year	$83	$298

This represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does expect the amount of unrecognized tax benefits to decrease in the next 12 months due to closure of statues of limitations in the taxing jurisdictions.
During the years ended December 31, 2017 and 2016, the Company recorded $0 and $44,000, respectively, in interest or penalties related to uncertain tax positions.

12. COMMITMENTS AND CONTINGENCIES

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $2,533,000, $2,300,000 and $2,273,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2018	$2,511
2019	1,804
2020	1,638
2021	1,357
2022	1,095
Thereafter	4,316
$12,721

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2017 was $13,823,000.

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $306,000 at December 31, 2017.

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
The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2017	2016
Commitments to extend credit	$347,001	$257,557
Standby letters of credit	$3,140	$1,858

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2017 and 2016.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2017, commercial loan commitments represent 50% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 39% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 10% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2017 and 2016, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $326,000 and $125,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2017, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.6% of total loans of which 12.9% were commercial and 83.7% were real-estate-related.
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
Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs. For all periods presented, the Bank’s ratios exceed the regulatory definition of well capitalized under the regulatory framework for prompt correct action and the Company’s ratios exceed the required minimum ratios for capital adequacy purposes.
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
In addition, a “capital conversation buffer” is established which, when fully phased-in, will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement is being phased-in between January 1, 2016 and January 1, 2019. The capital conservation buffer as of December 31, 2017 was 1.250% and 0.625% as of December 31, 2016. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2017 and 2016.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s regulatory capital ratios as of December 31, 2017 and December 31, 2016.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2017	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$153,676	9.71%	$63,338	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,186	12.90%	$52,081	5.75%
Tier 1 Risk-Based Capital Ratio	$153,676	13.28%	$69,441	7.25%
Total Risk-Based Capital Ratio	$162,780	14.07%	$92,588	9.25%

December 31, 2016
Tier 1 Leverage Ratio	$122,601	8.75%	$56,057	4.00%
Common Equity Tier 1 Ratio (CET 1)	$120,080	12.48%	$43,426	5.13%
Tier 1 Risk-Based Capital Ratio	$122,601	12.74%	$57,901	6.63%
Total Risk-Based Capital Ratio	$132,052	13.72%	$77,202	8.63%
(1) The 2017 and 2016 minimum regulatory requirement threshold includes the capital conservation buffer of 1.250% and 0.625%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The following table presents the Bank’s regulatory capital ratios as of December 31, 2017 and December 31, 2016.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2017	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$149,779	9.46%	$63,332	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,779	12.96%	$52,040	5.75%
Tier 1 Risk-Based Capital Ratio	$149,779	12.96%	$69,387	7.25%
Total Risk-Based Capital Ratio	$158,882	13.74%	$92,516	9.25%

December 31, 2016
Tier 1 Leverage Ratio	$121,079	8.64%	$56,064	4.00%
Common Equity Tier 1 Ratio (CET 1)	$121,079	12.59%	$43,383	5.13%
Tier 1 Risk-Based Capital Ratio	$121,079	12.59%	$57,845	6.63%
Total Risk-Based Capital Ratio	$130,530	13.57%	$77,126	8.63%
(1) The 2017 and 2016 minimum regulatory requirement threshold includes the capital conservation buffer of 1.250% and 0.625%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Dividends - During 2017, the Bank declared and paid cash dividends to the Company in the amount of $3,133,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Bank may not pay any dividend that would cause it to be deemed not “well capitalized” under applicable banking laws and regulations. The Company declared and paid a total of $3,010,000 or $0.24 per common share cash dividend to shareholders of record during the year ended December 31, 2017.
During 2016, the Bank declared and paid cash dividends to the Company in the amount of $13,010,000, in connection with the SVB acquisition, and cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $2,715,000 or $0.24 per common share cash dividend to shareholders of record during the year ended December 31, 2016.
During 2015, the Bank declared and paid cash dividends to the Company in the amount of $2,260,000, in connection with the cash dividends approved by the Company’s Board of Directors. The Company declared and paid a total of $1,979,000 or $0.18 per common share cash dividend to shareholders of record during the year ended December 31, 2015.
The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2017, $23,185,000 of the Bank’s retained earnings were free of these restrictions.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Basic Earnings Per Common Share:
Net income	$14,026	$15,182	$10,964
Weighted average shares outstanding	12,472,095	11,331,166	10,931,927
Net income per common share	$1.12	$1.34	$1.00
Diluted Earnings Per Common Share:
Net income	$14,026	$15,182	$10,964
Weighted average shares outstanding	12,472,095	11,331,166	10,931,927
Effect of dilutive stock options and warrants	250,255	104,283	83,836
Weighted average shares of common stock and common stock equivalents	12,722,350	11,435,449	11,015,763
Net income per diluted common share	$1.10	$1.33	$1.00

No outstanding options and restricted stock awards were anti-dilutive at December 31, 2017 and 2016. Outstanding options and restricted stock of 26,704 were not factored into the calculation of dilutive stock options at December 31, 2015, because they were anti-dilutive.

14. SHARED-BASED COMPENSATION

On December 31, 2017, the Company had five share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
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
In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The 2015 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, there are 830,760 shares remain reserved for future grants as of December 31, 2017.
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan whereby our employees may purchase Company common shares through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of an offering period at a discount of 10 percent from the closing market price on the last day of each offering period. The plan calls for 500,000 common shares to be set aside for employee purchases, and there were 497,559 shares available for future purchase under the plan as of December 31, 2017.
In October 2017, the Company adopted the Folsom Lake Bank 2007 Equity Incentive Plan (2007 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. While outstanding arrangements to issue shares under this plan, including options, continue in force until their expiration, no new options will be granted under this plan. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. The maximum number of shares that can be issued with respect to all awards under the plan is 313,360.
For the years ended December 31, 2017, 2016, and 2015, the compensation cost recognized for share-based compensation was $384,000, $284,000, and $238,000, respectively. The recognized tax benefit for share-based compensation expense was $805,000, $44,000, and $14,000 for 2017, 2016, and 2015, respectively.

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
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2017, 2016 and 2015 from any of the Company’s stock based compensation plans.

A summary of the combined activity of the Plans during the years then ended is presented below (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	368,360	$8.89
Options exercised	(9,070)	$6.64
Options forfeited	(118,595)	$13.25	4.06	$1,251
Options outstanding at December 31, 2015	240,695	$6.83
Options exercised	(35,280)	$6.55
Options forfeited	(3,200)	$8.77
Options outstanding at December 31, 2016	202,215	$6.87	3.26	$2,647
Options assumed in acquisition	313,360	$11.79
Options exercised	(281,125)	$10.47
Options forfeited	(1,580)	$8.11
Options outstanding at December 31, 2017	232,870	$9.13	2.87	$2,574
Options vested or expected to vest at December 31, 2017	232,870	$9.13	2.87	$2,574
Options exercisable at December 31, 2017	232,870	$9.13	2.87	$2,574

Information related to the stock option plan during each year follows (in thousands):

	2017	2016	2015
Intrinsic value of options exercised	$2,807	$235	$42
Cash received from options exercised	$2,835	$231	$60
Excess tax benefit realized for option exercises	$805	$30	$6

As of December 31, 2017, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested. The total fair value of options vested was $170,000 and $15,220 for the years ended December 31, 2017 and 2016, respectively.

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

The following table presents the activity for restricted stock during the years then ended:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at December 31, 2014	56,850	$12.68
Granted	9,268	$10.79
Vested	(11,085)	$12.67
Forfeited	(2,005)	$12.95
Nonvested outstanding shares at December 31, 2015	53,028	$12.34
Granted	54,650	$14.10
Vested	(12,438)	$12.38
Forfeited	(1,739)	$12.95
Nonvested outstanding shares at December 31, 2016	93,501	$13.35
Vested	(27,373)	$13.34
Forfeited	(2,360)	$14.07
Nonvested outstanding shares at December 31, 2017	63,768	$13.33

During the years ended December 31, 2017, 2016, and 2015, 0, 54,650, and 9,268 shares of restricted common stock were granted from outstanding grants under the 2005 and 2015 Plans. The restricted common stock had a weighted average fair value of $14.10, and $10.79 per share on the date of grant during the years ended December 31, 2016 and 2015, respectively. These restricted common stock awards vest 20% after the first year. Thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of December 31, 2017, there were 63,768 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $349,000 for the year ended December 31, 2017, $235,000 for the year ended December 31, 2016, and $161,000 for the year ended December 31, 2015.
As of December 31, 2017, there was $696,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 2.90 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,598,000 at December 31, 2017.

15. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $600,000 and $380,000 to the profit sharing plan in 2017 and 2016, respectively.  There was $270,000 contribution by the Bank to the profit sharing plan in 2015.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2017, 2016, and 2015, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2017, 2016, and 2015, the Bank made matching contributions totaling $686,000, $604,000, and $585,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (2.68% at December 31, 2017).  At December 31, 2017 and 2016, the total net deferrals included in accrued interest payable and other liabilities were $3,713,000 and $3,440,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $3,375,000 and $3,297,000 and at December 31, 2017 and 2016, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2017, 2016, and 2015, was $78,000, $83,000, and $105,000, respectively.
In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (2.68% at December 31, 2017).  At December 31, 2017 and 2016, the total net deferrals included in accrued interest payable and other liabilities were $86,000 and $52,000, respectively.

Salary Continuation Plans - The Board of Directors approved salary continuation plans for certain key executives during 2002 and subsequently amended the plans in 2006.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 15 years after retirement.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2017, 2016, and 2015, totaled $561,000, $489,000, and $447,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $5,786,000 and $5,572,000 at December 31, 2017 and 2016, respectively.
In connection with these plans, the Bank purchased single premium life insurance policies with cash surrender values totaling $6,355,000 and $6,196,000 at December 31, 2017 and 2016, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2017, 2016, and 2015 totaled $159,000, $159,000, and $167,000, respectively.
In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB .  The liability relates to change in control benefits associated with their salary continuation plans.  The benefits are payable to the individuals when they reach retirement age.  At December 31, 2017 and 2016, the total amount of the liability was $4,557,000 and $2,788,000, respectively.  Expense recognized by the Bank in 2017, 2016 and 2015 associated with these plans was $163,000, $120,000, and $78,000, respectively.  These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.  These single premium life insurance policies had cash surrender values totaling $15,326,000, and $11,014,000 at December 31, 2017 and 2016, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2017, 2016, and 2015, was $315,000, $298,000, and $194,000, respectively.
The current annual tax-free interest rate on all life insurance policies is 3.97%.

Employee Stock Purchase Plan - During 2017, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase the Company’s stock at a discount to fair market value as of the date of purchase. The Company bears all costs of administering the plan, including broker’s fees, commissions, postage and other costs actually incurred.

16. LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2017	$6,482
Disbursements	6,654
Amounts repaid	(1,251)
Balance, December 31, 2017	$11,885

Undisbursed commitments to related parties, December 31, 2017	$1,298

17. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2017 and 2016

(In thousands)	2017	2016
ASSETS
Cash and cash equivalents	$3,296	$887
Investment in Bank subsidiary	210,816	167,666
Other assets	750	790
Total assets	$214,862	$169,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	148	155
Total liabilities	5,303	5,310
Shareholders’ equity:
Common stock	103,314	71,645
Retained earnings	103,419	92,904
Accumulated other comprehensive (loss) income, net of tax	2,826	(516)
Total shareholders’ equity	209,559	164,033
Total liabilities and shareholders’ equity	$214,862	$169,343

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2017, 2016, and 2015

(In thousands)	2017	2016	2015
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$3,133	$13,010	$2,260
Other income	4	4	3
Total income	3,137	13,014	2,263
Expenses:
Interest on junior subordinated deferrable interest debentures	147	121	99
Professional fees	231	133	156
Other expenses	1,019	779	411
Total expenses	1,397	1,033	666
Income before equity in undistributed net income of Subsidiary	1,740	11,981	1,597
Equity in undistributed net income of Subsidiary, net of distributions	11,754	2,852	9,080
Income before income tax benefit	13,494	14,833	10,677
Benefit from income taxes	532	349	287
Income available to common shareholders	$14,026	$15,182	$10,964

Comprehensive income	$16,867	$10,204	$10,049

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016, and 2015

(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$14,026	$15,182	$10,964
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(11,754)	(2,852)	(9,080)
Stock-based compensation	384	284	238
Tax benefit from exercise of stock options	—	(30)	(6)
Net (increase) decrease in other assets	(114)	(405)	50
Net (decrease) increase in other liabilities	(7)	64	(32)
Benefit from deferred income taxes	155	98	(5)
Net cash provided by operating activities	2,690	12,341	2,129
Cash flows used in investing activities:
Investment in subsidiary	(151)	(9,584)	—
Cash flows from financing activities:
Cash dividend payments on common stock	(3,010)	(2,715)	(1,979)
Proceeds from exercise of stock options	2,880	231	60
Tax benefit from exercise of stock options	—	30	6
Net cash used in financing activities	(130)	(2,454)	(1,913)
Increase in cash and cash equivalents	2,409	303	216
Cash and cash equivalents at beginning of year	887	584	368
Cash and cash equivalents at end of year	$3,296	$887	$584

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$142	$112	$97
Non-cash investing and financing activities:
Common stock issued in acquisitions	$28,405	$16,678	$—

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(In thousands, except per share amounts)

	Q4 2017	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016
Net interest income	$15,567	$13,578	$13,786	$13,308	$12,773	$10,995	$11,208	$10,604
Reversal of credit losses	—	(900)	(150)	(100)	—	(1,000)	(4,600)	(250)
Net interest income after provision for credit losses	15,567	14,478	13,936	13,408	12,773	11,995	15,808	10,854
Other non-interest income	1,947	2,385	1,939	1,764	2,154	1,849	2,094	1,574
Net realized (losses) gains on investment securities	(6)	169	2,157	482	84	286	420	1,130
Total non-interest expense	13,109	10,394	10,789	10,113	10,913	9,655	9,377	8,977
Provision for income taxes	4,064	2,144	2,295	1,291	1,492	1,361	2,887	1,177
Net income	$335	$4,494	$4,948	$4,250	$2,606	$3,114	$6,058	$3,404
Net income available to common shareholders	$335	$4,494	$4,948	$4,250	$2,606	$3,114	$6,058	$3,403
Basic earnings per share	$0.02	$0.37	$0.41	$0.35	$0.21	$0.28	$0.55	$0.31
Diluted earnings per share	$0.02	$0.36	$0.40	$0.35	$0.21	$0.28	$0.55	$0.31

The results for the fourth quarter 2017 include the results of the assets and liabilities acquired from Folsom Lake Bank in addition to the continued organic growth of the Company. The Company recorded additional tax expense of $3.54 million in the fourth quarter of 2017 related to the Tax Cuts and Jobs Act, which required the Company to re-measure its net deferred tax assets and resulted in a reduction in diluted earnings per share of $0.26 in the quarter and $0.28 for the year. The results for the fourth quarter 2016 include the results of the assets and liabilities acquired from Sierra Vista Bank in addition to the continued organic growth of the Company.

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. As permitted management has excluded the operations of Folsom Lake Bank acquired during 2017, from the scope of management’s report on internal control over financial reporting.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B -	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2017 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 and incorporated by reference herein.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) EXHIBITS

See “Index to Exhibits”

(b) EXHIBITS

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report.

ITEM 16     FORM 10-K SUMMARY

 Omitted at registrant's option

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

2.3
Agreement and Plan of Reorganization and Merger dated December 19, 2012, by and among Central Valley Community Bancorp, Central Valley Community Bank and Visalia Community Bank, incorporated by reference to Appendix A to the proxy statement-prospectus contained in the Amendment No. 2 to Form S-4, Registration Statement No. 333-187260, filed May 8, 2013 and incorporated herein by reference.

2.4
The Agreement and Plan of Reorganization and Merger among Central Valley Community Bancorp, Central Valley Community Bank, and Sierra Vista Bank, dated April 28, 2016, attached as Exhibit 2.2 to the Form 8-K, filed April 29, 2016 and incorporated herein by reference.

2.5
The Agreement and Plan of Reorganization and Merger among Central Valley Community Bancorp, Central Valley Community Bank, and Folsom Lake Bank, dated April 27, 2017, incorporated by reference to Appendix A to the proxy statement-prospectus contained in the Amendment No. 1 to Form S-4, Registration Statement No. 333-218664, filed June 26, 2017 and incorporated herein by reference.

3.1
Certificate of Amendment of Articles of Incorporation, dated June 28, 2000, attached as Exhibit 3.1.2 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.

3.2
Certificate of Amendment of Articles of Incorporation, dated January 6, 2003, attached as Exhibit 3.1.3 to Registrant’s Annual report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

3.2
Certificate of Amendment of Articles of Incorporation, dated January 6, 2003, attached as Exhibit 3.1.3 to Registrant’s Annual report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.

3.3
Certificate of Amendment of Articles of Incorporation, dated October 31, 2005, attached as Exhibit 3.1 to Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed November 14, 2005 and incorporated herein by reference.

3.5
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp, attached as Exhibit 3.1 to the Form 10-Q for quarter ended June 30, 2010, filed August 16, 2010 and incorporated herein by reference.

3.6	Revised and Restated Bylaws of the Company as amended to date, attached as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.

4.1
Indenture, dated as of August 17, 2006 between Service 1st Bancorp, as Issuer, and Wells Fargo Bank, National Association, as trustee, attached as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended August June 30, 2007 and incorporated herein by reference.

4.2
Declaration of Trust for Service 1st Capital Trust I, dated as of August 17, 2006, between Wells Fargo Bank, National Association as trustee, and Central Valley Community Bancorp as successor through merger to Service 1st Bancorp, attached as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended August June 30, 2007 and incorporated herein by reference.

10.1	Clovis Community Bank 1992 Stock Option Plan, attached as Exhibit 99.1 to Registration Statement No. 333-50276 on Form S-8, filed November 20, 2000 and incorporated herein by reference.*

10.2	Central Valley Community Bancorp 2000 Stock Option Plan, attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8, filed December 21, 2000 and incorporated herein by reference.*

10.3
Central Valley Community Bancorp Incentive Stock Option Agreement, attached as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.4
Central Valley Community Bancorp Non-Statutory Stock Option Agreement, attached as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.5	Clovis Community Bank Incentive Stock Option Agreement, attached as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.6
Clovis Community Bank Non-Statutory Stock Option Agreement, attached as Exhibit 10.6 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.7
Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997, attached as Exhibit 10.7 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.8
Amendment Number One to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997, attached as Exhibit 10.8 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.9
Amendment Number Two to the Clovis Community Bank Amended and Restated Salary Deferral Plan, effective January 1, 1997, attached as Exhibit 10.9 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.10
Deferred Fee Agreement by and between Clovis Corporation and Daniel N. Cunningham, attached as Exhibit 10.10 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.11
Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray, attached as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.12
Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp, attached as Exhibit 10.14 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.13
Clovis Community Bank 1999 Management Committee Incentive Plan, attached as Exhibit 10.15 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.14
Executive Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000, attached as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.15
Executive Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000, attached as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.16
Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham, attached as Exhibit 10.23 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.17
Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald, attached as Exhibit 10.24 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.18
Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray, attached as Exhibit 10.25 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.19
Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp, attached as Exhibit 10.27 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.20
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000, attached as Exhibit 10.28 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.21
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000, attached as Exhibit 10.30 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.22
Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001, attached as Exhibit 10.34 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 21, 2002 and incorporated herein by reference.*

10.23
Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001, attached as Exhibit 10.35 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 21, 2002 and incorporated herein by reference.*

10.24
Form of Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.36 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.25
Schedule A, Participants’ Normal Retirement Age and Form of Benefit Elected to Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.37 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.26
Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.38 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.27
Schedule B, Participants and Their Executive Interest in Clovis Community Bank Split Dollar Agreement and Endorsement, by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.39 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.28
Central Valley Community Bank Employee and Director Preferred Interest Bonus Plan, attached as Exhibit 10.40 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.29
Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective October 16, 2002, attached as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002, filed March 31, 2003 and incorporated herein by reference.*

10.30
Form of Amendment to the Split Dollar Agreement and Policy Endorsement with Central Valley Community Bank by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 1, 2003, attached as Exhibit 10.43 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed May 8, 2003 and incorporated herein by reference.*

10.31
Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 1, 2003, attached as Exhibit 10.44 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed May 8, 2003 and incorporated herein by reference.*

10.32
Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 1, 2003, attached as Exhibit 10.44 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed May 8, 2003 and incorporated herein by reference.*

10.33
Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, Wanda Lee Rogers and William S. Smittcamp, effective January 1, 2003, attached as Exhibit 10.44 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed May 8, 2003 and incorporated herein by reference.*

10.34
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Daniel N. Cunningham effective October 31, 2003, attached as Exhibit 10.47 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.35
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and William S. Smittcamp effective October 31, 2003, attached as Exhibit 10.48 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.36
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Louis McMurray effective October 31, 2003, attached as Exhibit 10.49 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.37
Form of Amendment No. 1 To Salary Continuation Agreement dated June 7, 2000 by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry, Tom Sommer and Shirley Wilburn effective February 1, 2005, attached as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.38
Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005, attached as Exhibit 10.54 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.39
Form of Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry and Tom Sommer effective February 1, 2005, attached as Exhibit 10.57 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.40
Form of Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gayle Graham, Gary Quisenberry and Tom Sommer effective February 1, 2005, attached as Exhibit 10.57 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.41
Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005, attached as Exhibit 10.62 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.42	Central Valley Community Bancorp 2005 Omnibus Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Def 14A proxy statement filed April 5, 2005.*

10.43
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006, attached as Exhibit 10.65 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006, filed August 11, 2006 and incorporated herein by reference.*

10.44
Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006, attached as Exhibit 10.66 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006, filed August 11, 2006 and incorporated herein by reference.*

10.45
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006, attached as Exhibit 10.67 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.46
Amended and Restated Executive Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006, attached as Exhibit 10.68 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.47
Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007, attached as Exhibit 10.73 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.48
Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007, attached as Exhibit 10.74 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.49
Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007, attached as Exhibit 10.77 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.50
Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007, attached as Exhibit 10.78 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.51
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008, attached as Exhibit 10.79 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.52
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008, attached as Exhibit 10.80 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.53
Form of Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and David Kinross, Tom Sommer, Lydia Shaw and Gary Quisenberry, attached as Exhibit 10.81 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.54
Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.82 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.55
Form of Second Amendment to the Director Deferred Compensation Agreement effective January 1, 2009 by and between Central Valley Community Bank and Daniel N. Cunningham, Edwin S. Darden, Jr., Steven D. McDonald, Louis C. McMurray, William S. Smittcamp and Wanda L. Rogers, attached as Exhibit 10.83 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 13, 2009 and incorporated herein by reference.

10.56
Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.85 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 13, 2010 and incorporated herein by reference.*

10.57
Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.58
Second Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.59
Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw, attached as Exhibit 10.91 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.60
Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw, attached as Exhibit 10.92 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.61
Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.93 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.62
Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.94 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.63
Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.95 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.64
Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.96 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.65
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.99 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.66
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.100 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.67
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.101 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.68
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.102 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.69
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Edwin S. Darden, attached as Exhibit 10.103 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.70
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.104 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.71
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Edwin S. Darden, attached as Exhibit 10.105 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.72
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.106 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.73
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.107 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.74
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.108 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.75
Employment Agreement by and between Central Valley Community Bank and James M. Ford dated January 23, 2014, attached as Exhibit 10.109 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.76
Executive Salary Continuation Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014, attached as Exhibit 10.110 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.77
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014, attached as Exhibit 10.111 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.78
Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James M. Ford, dated March 19, 2014, attached as Exhibit 10.112 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.79
Central Valley Community Bank Executive Deferred Compensation Plan dated October 21, 2015, attached as Exhibit 10.110 to Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016 and incorporated herein by reference.*

10.80
Central Valley Community Bancorp 2015 Omnibus Incentive Plan dated May 20, 2015, attached as Exhibit 10.114 to Annual Report on Form 10-K for the year ended December 31, 2016, filed March 29, 2017 and incorporated herein by reference.*

10.81
Service 1st Bank Salary Continuation Agreement by and between Service 1st Bank and Patrick J. Carman effective August 22, 2008, as amended, attached as Exhibit 10.11 to the Form 10-K for the year ended December 31, 2016, filed on March 29, 2017 and incorporated herein by reference.*

10.82
Central Valley Community Bancorp Employee Stock Purchase Plan dated June 1, 2017, attached as Exhibit 4.3 to Registration Statement No. 333-218408 on Form S-8, filed June 1, 2017 and incorporated herein by reference.*

21	Subsidiaries.

22	N/A

23	Consent of Crowe Horwath LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 14, 2018	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 14, 2018	By:	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints James M. Ford, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James M. Ford	Date: March 14, 2018
James M. Ford,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross	Date: March 14, 2018
David A. Kinross,
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

/s/ Daniel J. Doyle	Date: March 14, 2018
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Daniel N. Cunningham	Date: March 14, 2018
Daniel N. Cunningham, Lead Independent Director

/s/ Edwin S. Darden	Date: March 14, 2018
Edwin S. Darden, Director

/s/ F.T. “Tommy” Elliott, IV	Date: March 14, 2018
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	Date: March 14, 2018
Robert J. Flautt, Director

/s/ Gary D. Gall	Date: March 14, 2018
Gary D. Gall, Director

/s/ Steven D. McDonald	Date: March 14, 2018
Steven D. McDonald, Director

/s/ Louis McMurray	Date: March 14, 2018
Louis McMurray, Director

/s/ Karen Musson	Date: March 14, 2018
Karen Musson, Director

/s/ William S. Smittcamp	Date: March 14, 2018
William S. Smittcamp, Director