Form 10-Q
period 2018-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2018-05-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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
Small reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 4, 2018 there were 13,757,937 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2018 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$26,092	$38,286
Interest-earning deposits in other banks	16,016	62,080
Federal funds sold	115	17
Total cash and cash equivalents	42,223	100,383
Available-for-sale debt securities	537,389	535,281
Equity securities	7,296	7,423
Loans, less allowance for credit losses of $8,788 at March 31, 2018 and $8,778 at December 31, 2017	908,701	891,901
Bank premises and equipment, net	9,429	9,398
Bank-owned life insurance	27,978	27,807
Federal Home Loan Bank stock	6,843	6,843
Goodwill	53,777	53,777
Core deposit intangibles	2,934	3,027
Accrued interest receivable and other assets	26,427	25,815
Total assets	$1,622,997	$1,661,655
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$561,490	$585,039
Interest bearing	829,420	840,648
Total deposits	1,390,910	1,425,687

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	18,989	21,254
Total liabilities	1,415,054	1,452,096
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 13,752,037 at March 31, 2018 and 13,696,722 at December 31, 2017	103,980	103,314
Retained earnings	107,544	103,419
Accumulated other comprehensive income (loss), net of tax	(3,581)	2,826
Total shareholders’ equity	207,943	209,559
Total liabilities and shareholders’ equity	$1,622,997	$1,661,655

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2018	2017
INTEREST INCOME:
Interest and fees on loans	$12,006	$10,090
Interest on deposits in other banks	98	75
Interest and dividends on investment securities:
Taxable	2,559	1,303
Exempt from Federal income taxes	1,067	2,122
Total interest income	15,730	13,590
INTEREST EXPENSE:
Interest on deposits	238	245
Interest on junior subordinated deferrable interest debentures	43	33
Other	23	4
Total interest expense	304	282
Net interest income before provision for credit losses	15,426	13,308
PROVISION FOR (REVERSAL OF) CREDIT LOSSES	—	(100)
Net interest income after provision for credit losses	15,426	13,408
NON-INTEREST INCOME:
Service charges	755	747
Appreciation in cash surrender value of bank-owned life insurance	171	148
Interchange fees	345	324
Net realized gains on sales of investment securities	815	482
Federal Home Loan Bank dividends	121	128
Loan placement fees	166	91
Other income	398	326
Total non-interest income	2,771	2,246
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,416	5,855
Occupancy and equipment	1,537	1,179
Professional services	438	420
Data processing	480	424
Regulatory assessments	162	175
ATM/Debit card expenses	201	166
License and maintenance contracts	212	146
Directors’ expenses	90	229
Advertising	189	170
Internet banking expense	195	169
Acquisition and integration	217	—
Amortization of core deposit intangibles	94	47
Other	1,137	1,133
Total non-interest expenses	11,368	10,113
Income before provision for income taxes	6,829	5,541
Provision for income taxes	1,538	1,291
Net income	$5,291	$4,250
Earnings per common share:
Basic earnings per share	$0.39	$0.35
Weighted average common shares used in basic computation	13,669,976	12,167,810
Diluted earnings per share	$0.38	$0.35
Weighted average common shares used in diluted computation	13,804,480	12,317,579
Cash dividend per common share	$0.07	$0.06

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2018	2017
Net income	$5,291	$4,250
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(8,571)	3,935
Less: reclassification of net gains included in net income	815	482
Other comprehensive (loss) income, before tax	(9,386)	3,453
Tax benefit (expense) related to items of other comprehensive income	2,775	(1,452)
Total other comprehensive (loss) income	(6,611)	2,001
Comprehensive (loss) income	$(1,320)	$6,251

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,291	$4,250
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan costs	(80)	267
Depreciation	426	332
Accretion	(218)	(218)
Amortization	1,972	2,201
Stock-based compensation	74	203
(Reversal of) provision for credit losses	—	(100)
Net realized gains on sales of available-for-sale investment securities	(815)	(482)
Increase in bank-owned life insurance, net of expenses	(171)	(148)
Net decrease in accrued interest receivable and other assets	1,489	2,192
Net decrease in accrued interest payable and other liabilities	(2,266)	(821)
Benefit for deferred income taxes	646	298
Net cash provided by operating activities	6,348	7,974
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(92,189)	(14,947)
Proceeds from sales or calls of available-for-sale investment securities	69,315	24,922
Proceeds from maturity and principal repayments of available-for-sale investment securities	10,688	10,561
Net increase in loans	(16,720)	(8,041)
Purchases of premises and equipment	(457)	(87)
Net cash provided by (used in) investing activities	(29,363)	12,408
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(27,615)	23,260
Net decrease in time deposits	(7,161)	(11,923)
Repayments of borrowings from other financial institutions	—	(400)
Proceeds from stock issued under employee stock purchase plan	43	—
Proceeds from exercise of stock options	549	371
Cash dividend payments on common stock	(961)	(730)
Net cash (used in) provided by financing activities	(35,145)	10,578
Decrease in cash and cash equivalents	(58,160)	30,960
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100,383	38,568
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,223	$69,528

	For the Quarter Ended March 31,
(In thousands)	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$297	$290
Income taxes	$180	$70
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2017 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2018, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2018 and 2017 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Impact of New Financial Accounting Standards:

FASB Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers was issued in May 2014. This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Since the guidance does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP, there was no impact to interest income, our largest component of income. The Company adopted this ASU effective January 1, 2018 and it did not have a material impact on the Company’s consolidated financial position, cash flows or results of operations. No cumulative adjustment was required upon adoption.

The Company performed an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the potential impact of this guidance on our consolidated financial statements. Approximately 91% of our revenue, including all of our net interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, debit card fees, ATM processing fees, and other service charges, commissions and fees. We have completed analyzing the individual contracts in scope and determined our revenue recognition practices within the scope of the ASU as described below did not change in any material regard upon adoption of the ASU.

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Merchant and Debit Card Fees: The Company earns interchange fees from cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

FASB Accounting Standards Update (ASU) 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The main provisions of the update are to eliminate the available-for-sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. ASU No. 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of this ASU by the Company was not material, but did result in a reclassification of an equity investment from securities available-for-sale to equity securities. The Company was required to adopt the ASU provisions on January 1, 2018, and for those equity securities with readily determinable fair values, the Company elected the modified retrospective transition approach with a cumulative effect adjustment to the balance sheet. The impact of the adoption of this accounting standard on the Company’s consolidated financial statements will be subject to the price volatility of the equity investments. As a result of the adoption, $204,000 of after-tax unrealized losses on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive income to retained earnings. In addition, the fair value disclosures for financial instruments in Note 3 are computed using an exit price notion as required by the ASU.

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

FASB Accounting Standards Update (ASU) 2017-09 - Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting, was issued May 2017. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2017. The Company adopted this ASU effective January 1, 2018 and it did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2.  ACQUISITIONS

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
In accordance with GAAP guidance for business combinations, the Company recorded $13,466,000 of goodwill and $1,879,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. Acquisition related costs of $217,000 are included in the income statement for the quarter ended March 31, 2018.
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

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2017 after giving effect to certain adjustments. The unaudited pro forma results of operations for the three months ended March 31, 2017 include the historical accounts of the Company and FLB and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2017. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per-share amounts):

Pro Forma Results of Operations	For the Quarter Ended March 31,
(In thousands, except per share amounts)	2017
Net interest income	$14,907
(Reversal of) Provision for credit losses	(100)
Non-interest income	2,298
Non-interest expense	11,303
Income before provision for income taxes	6,002
Provision for income taxes	1,481
Net income	$4,521
Basic earnings per common share	$0.37
Diluted earnings per common share	$0.37

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

	March 31, 2018
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$26,092	$26,092	$—	$—	$26,092
Interest-earning deposits in other banks	16,016	16,016	—	—	16,016
Federal funds sold	115	115	—	—	115
Available-for-sale debt securities	537,389	—	537,389	—	537,389
Equity securities	7,296	7,296	—	—	7,296
Loans, net	908,701	—	—	900,986	900,986
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	6,159	22	2,939	3,198	6,159
Financial liabilities:
Deposits	1,390,910	1,268,148	120,978	—	1,389,126
Junior subordinated deferrable interest debentures	5,155	—	—	3,950	3,950
Accrued interest payable	110	—	72	38	110

	December 31, 2017
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$38,286	$38,286	$—	$—	$38,286
Interest-earning deposits in other banks	62,080	62,080	—	—	62,080
Federal funds sold	17	17	—	—	17
Available-for-sale debt securities	535,281	—	535,281	—	535,281
Equity securities	7,423	7,423	—	—	7,423
Loans, net	891,901	—	—	899,191	899,191
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	7,168	57	3,256	3,855	7,168
Financial liabilities:
Deposits	1,425,687	1,296,048	127,966	—	1,424,014
Junior subordinated deferrable interest debentures	5,155	—	—	3,550	3,550
Accrued interest payable	110	—	72	38	110

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

(c) Loans — Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Purchased credit impaired (PCI) loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value and included in Level 3. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of March 31, 2018 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors. The fair values shown as of December 31, 2017 and prior use an “entry price” approach.

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

(f) Other Borrowings — The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2018:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of March 31, 2018 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$32,607	$—	$32,607	$—
U.S. Government agencies	69,852	—	69,852	—
Obligations of states and political subdivisions	140,626	—	140,626	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	203,717	—	203,717	—
Private label mortgage and asset backed securities	90,587	—	90,587	—
Equity securities	7,296	7,296	—	—
Total assets measured at fair value on a recurring basis	$544,685	$7,296	$537,389	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale debt securities in Level 2 are based on quoted market prices for similar securities in active markets. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2018, no transfers between levels occurred.

There were no Level 3 assets measured at fair value on a recurring basis at or during the three months ended March 31, 2018. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2018.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2018.
At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the three months month period ended March 31, 2018.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $165,000 with a valuation allowance of $165,000 at March 31, 2018, resulting in fair value of $0. The valuation allowance represent specific allocation for the allowance for credit losses for impaired loans.
There were no charge-offs related to loans carried at fair value during the three months ended March 31, 2018 and 2017. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended March 31, 2018 and 2017 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2018.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2017:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2017 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Government agencies	$66,587	$—	$66,587	$—
Obligations of states and political subdivisions	143,105	—	143,105	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	234,908	—	234,908	—
Private label mortgage and asset backed securities	90,681	—	90,681	—
Equity securities	7,423	7,423	—	—
Total assets measured at fair value on a recurring basis	$542,704	$7,423	$535,281	$—

Securities in Level 1 are mutual funds and fair values are based on quoted market prices for identical instruments traded in active markets.  Fair values for available-for-sale debt securities in Level 2 are based on quoted market prices for similar securities in active markets. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.

     Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2017, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the year ended December 31, 2017. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2017.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2017 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Other repossessed assets	70	—	—	70
Total assets measured at fair value on a non-recurring basis	$70	$—	$—	$70

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
During the year ended December 31, 2017 specific allocation for the allowance for credit losses related to loans carried at fair value was $0. During the year ended December 31, 2017, there was no net charge-offs related to loans carried at fair value.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2017.
Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label residential mortgage backed securities (PLRMBS), and obligations of states and political subdivisions securities.  As of March 31, 2018, $87,955,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes. The Company adopted ASU 2016-01 on January 1, 2018, and applied it prospectively without prior period amounts restated. Upon adoption, equity securities included in the available-for-sale portfolio were reclassified to equity securities. The December 31, 2017 cost and fair value of the equity securities transferred were $7,500,000 and $7,423,000, respectively.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $5,171,000 at March 31, 2018 compared to an unrealized gain of $4,089,000 at December 31, 2017. The unrealized gain/(loss) recorded is net of $(1,590,000) and $1,186,000 in tax (benefits) liabilities as accumulated other comprehensive income within shareholders’ equity at March 31, 2018 and December 31, 2017, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2018
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$32,638	$—	$(31)	$32,607
U.S. Government agencies	69,563	543	(254)	69,852
Obligations of states and political subdivisions	138,422	3,116	(912)	140,626
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	208,730	196	(5,209)	203,717
Private label mortgage and asset backed securities	93,207	875	(3,495)	90,587
Total available-for-sale	$542,560	$4,730	$(9,901)	$537,389

	December 31, 2017
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$65,994	$667	$(74)	$66,587
Obligations of states and political subdivisions	136,955	6,240	(90)	143,105
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,210	601	(2,903)	234,908
Private label mortgage and asset backed securities	91,033	924	(1,276)	90,681
Total available-for-sale	$531,192	$8,432	$(4,343)	$535,281

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2018 and 2017 are shown below (in thousands):

	For the Quarter Ended March 31,
Available-for-Sale Securities	2018	2017
Proceeds from sales or calls	$69,315	$24,922
Gross realized gains from sales or calls	1,067	732
Gross realized losses from sales or calls	(252)	(250)

Losses recognized in 2017 and 2018 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
The provision for income taxes includes $241,000 and $203,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended March 31, 2018 and 2017, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$32,607	$(31)	$—	$—	$32,607	$(31)
U.S. Government agencies	21,626	(232)	2,518	(22)	24,144	(254)
Obligations of states and political subdivisions	40,931	(760)	3,282	(152)	44,213	(912)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	106,725	(2,783)	35,105	(2,426)	141,830	(5,209)
Private label mortgage and asset backed securities	85,827	(3,495)	—	—	85,827	(3,495)
Total available-for-sale	$287,716	$(7,301)	$40,905	$(2,600)	$328,621	$(9,901)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$8,201	$(47)	$6,741	$(27)	$14,942	$(74)
Obligations of states and political subdivisions	1,627	(3)	3,357	(87)	4,984	(90)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	82,604	(822)	64,488	(2,081)	147,092	(2,903)
Private label mortgage and asset backed securities	88,312	(1,276)	—	—	88,312	(1,276)
Total available-for-sale	$180,744	$(2,148)	$74,586	$(2,195)	$255,330	$(4,343)

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
     As of March 31, 2018, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at March 31, 2018 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2018 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the three months ended March 31, 2018. There were no OTTI losses recorded during the three months ended March 31, 2017.

U.S. Treasury Securities

At March 31, 2018, the Company held one U.S. Treasury security, which had been in a loss position for less than 12 months. The unrealized loss on the Company’s investment in direct obligations of U.S. Treasury securities is associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuer. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

U.S. Government Agencies

At March 31, 2018, the Company held 23 U.S. Government agency securities, of which six were in a loss position for less than 12 months and one was in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

Obligations of States and Political Subdivisions

At March 31, 2018, the Company held 82 obligations of states and political subdivision securities of which 13 were in a loss position for less than 12 months and one was in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At March 31, 2018, the Company held 139 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 51 were in a loss position for less than 12 months and 18 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

Private Label Mortgage and Asset Backed Securities

At March 31, 2018, the Company had a total of 29 PLMBS with a remaining principal balance of $93,207,000 and a net unrealized loss of approximately $2,620,000.  Nine of these PLMBS with a remaining principal balance of $1,306,000 had credit ratings below investment grade.  17 of the PLMBS securities were in a loss position for less than 12 months at March 31, 2018. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

The following tables provide a roll forward for the three months month periods ended March 31, 2018 and 2017 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Quarter Ended March 31,
(In thousands)	2018	2017
Beginning balance	$874	$874
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized gain for securities sold	—	—
Ending balance	$874	$874

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2018 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$34,567	$34,560
After one year through five years	5,255	5,382
After five years through ten years	23,031	23,266
After ten years	108,207	110,025
	171,060	173,233
Investment securities not due at a single maturity date:
U.S. Government agencies	69,563	69,852
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	208,730	203,717
Private label mortgage and asset backed securities	93,207	90,587
Total available-for-sale	$542,560	$537,389

Note 5.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2018	% of Total Loans	December 31, 2017	% of Total Loans
Commercial:
Commercial and industrial	$99,101	10.8%	$100,856	11.2%
Agricultural land and production	15,317	1.7%	14,956	1.7%
Total commercial	114,418	12.5%	115,812	12.9%
Real estate:
Owner occupied	202,416	22.1%	204,452	22.7%
Real estate construction and other land loans	87,571	9.5%	96,460	10.7%
Commercial real estate	300,642	32.8%	269,254	29.9%
Agricultural real estate	73,540	8.0%	76,081	8.4%
Other real estate	32,082	3.5%	31,220	3.5%
Total real estate	696,251	75.9%	677,467	75.2%
Consumer:
Equity loans and lines of credit	74,952	8.2%	76,404	8.5%
Consumer and installment	30,429	3.4%	29,637	3.4%
Total consumer	105,381	11.6%	106,041	11.9%
Net deferred origination costs	1,439		1,359
Total gross loans	917,489	100.0%	900,679	100.0%
Allowance for credit losses	(8,788)		(8,778)
Total loans	$908,701		$891,901

At March 31, 2018 and December 31, 2017, loans originated under Small Business Administration (SBA) programs totaling $25,798,000 and $25,925,000, respectively, were included in the real estate and commercial categories, of which, $19,174,000 or 74% and $19,182,000 or 74%, respectively, are secured by government guarantees.

Purchased Credit Impaired Loans

The Company has loans that were acquired in acquisitions for which there was at acquisition evidence of deterioration of credit quality since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.
The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2018 and December 31, 2017. The amounts of loans at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial	$340	$383
Outstanding balance	$340	$383
Carrying amount, net of allowance of $0	$340	$383

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

	March 31, 2018	December 31, 2017
Loans acquired during the year	$—	$—
Loans at the end of the period	$340	$383

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
The following table shows the summary of activities for the Allowance as of and for the three months ended March 31, 2018 and 2017 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2018	$2,071	$5,795	$825	$87	$8,778
(Reversal) provision charged to operations	(356)	331	3	22	—
Losses charged to allowance	(50)	—	(42)	—	(92)
Recoveries	71	5	26	—	102
Ending balance, March 31, 2018	$1,736	$6,131	$812	$109	$8,788

Allowance for credit losses:
Beginning balance, January 1, 2017	$2,180	$6,200	$852	$94	$9,326
(Reversal) provision charged to operations	(237)	43	(5)	99	(100)
Losses charged to allowance	(44)	(22)	(116)	—	(182)
Recoveries	122	4	44	—	170
Ending balance, March 31, 2017	$2,021	$6,225	$775	$193	$9,214

The following is a summary of the Allowance by impairment methodology and portfolio segment as of March 31, 2018 and December 31, 2017 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2018	$1,736	$6,131	$812	$109	$8,788
Ending balance: individually evaluated for impairment	$2	$166	$32	$—	$200
Ending balance: collectively evaluated for impairment	$1,734	$5,965	$780	$109	$8,588

Ending balance, December 31, 2017	$2,071	$5,795	$825	$87	$8,778
Ending balance: individually evaluated for impairment	$1	$1	$34	$—	$36
Ending balance: collectively evaluated for impairment	$2,070	$5,794	$791	$87	$8,742

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2018	$114,418	$696,251	$105,381	$916,050
Ending balance: individually evaluated for impairment	$397	$6,076	$1,192	$7,665
Ending balance: collectively evaluated for impairment	$114,021	$690,175	$104,189	$908,385

Loans:
Ending balance, December 31, 2017	$115,812	$677,467	$106,041	$899,320
Ending balance: individually evaluated for impairment	$377	$4,846	$1,143	$6,366
Ending balance: collectively evaluated for impairment	$115,435	$672,621	$104,898	$892,954

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2018 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$87,076	$10,811	$1,214	$—	$99,101
Agricultural land and production	9,192	86	6,039	—	15,317
Real Estate:
Owner occupied	198,571	3,144	701	—	202,416
Real estate construction and other land loans	82,126	1,554	3,891	—	87,571
Commercial real estate	293,149	5,484	2,009	—	300,642
Agricultural real estate	48,100	—	25,440	—	73,540
Other real estate	30,917	—	1,165	—	32,082
Consumer:
Equity loans and lines of credit	72,908	601	1,443	—	74,952
Consumer and installment	30,427	—	2	—	30,429
Total	$852,466	$21,680	$41,904	$—	$916,050

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2017 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$84,745	$8,217	$7,894	$—	$100,856
Agricultural land and production	10,848	206	3,902	—	14,956
Real Estate:
Owner occupied	196,838	4,795	2,819	—	204,452
Real estate construction and other land loans	90,927	1,625	3,908	—	96,460
Commercial real estate	261,746	4,147	3,361	—	269,254
Agricultural real estate	48,274	1,270	26,537	—	76,081
Other real estate	29,867	1,165	188	—	31,220
Consumer:
Equity loans and lines of credit	74,535	483	1,386	—	76,404
Consumer and installment	29,634	—	3	—	29,637
Total	$827,414	$21,908	$49,998	$—	$899,320

The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$99,101	$99,101	$—	$340
Agricultural land and production	—	—	—	—	15,317	15,317	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	—	—	202,416	202,416	—	—
Real estate construction and other land loans	—	—	1,397	1,397	86,174	87,571	—	1,397
Commercial real estate	—	—	—	—	300,642	300,642	—	956
Agricultural real estate	—	—	—	—	73,540	73,540	—	—
Other real estate	—	—	1,165	1,165	30,917	32,082	—	1,165
Consumer:				—	—	—
Equity loans and lines of credit	—	—	—	—	74,952	74,952	—	200
Consumer and installment	74	—	—	74	30,355	30,429	—	—
Total	$74	$—	$2,562	$2,636	$913,414	$916,050	$—	$4,058

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$100,856	$100,856	$—	$356
Agricultural land and production	—	—	—	—	14,956	14,956	—	—
Real estate:	—
Owner occupied	—	—	—	—	204,452	204,452	—	—
Real estate construction and other land loans	—	—	1,397	1,397	95,063	96,460	—	1,397
Commercial real estate	—	—	—	—	269,254	269,254	—	976
Agricultural real estate	—	—	—	—	76,081	76,081	—	—
Other real estate	—	1,165	—	1,165	30,055	31,220	—	—
Consumer:
Equity loans and lines of credit	149	—	—	149	76,255	76,404	—	146
Consumer and installment	26	—	—	26	29,611	29,637	—	—
Total	$175	$1,165	$1,397	$2,737	$896,583	$899,320	$—	$2,875

The following table shows information related to impaired loans by class at March 31, 2018 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$340	$548	$—
Real estate:
Real estate construction and other land loans	2,951	3,014	—
Commercial real estate	1,744	2,026	—
Other real estate	1,165	1,190	—
Total real estate	5,860	6,230	—
Consumer:
Equity loans and lines of credit	200	225	—
Total with no related allowance recorded	6,400	7,003	—

With an allowance recorded:
Commercial:
Commercial and industrial	57	57	2
Real estate:
Commercial real estate	165	166	165
Agricultural real estate	51	51	1
Total real estate	216	217	166
Consumer:
Equity loans and lines of credit	992	992	32
Total with an allowance recorded	1,265	1,266	200
Total	$7,665	$8,269	$200

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.
The following table shows information related to impaired loans by class at December 31, 2017 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$355	$553	$—
Total commercial	355	553	—
Real estate:
Real estate construction and other land loans	3,023	3,085	—
Commercial real estate	1,772	2,040	—
Total real estate	4,795	5,125	—
Consumer:
Equity loans and lines of credit	146	206	—
Total with no related allowance recorded	5,296	5,884	—

With an allowance recorded:
Commercial:
Commercial and industrial	22	22	1
Real estate:
Agricultural real estate	51	51	1
Consumer:
Equity loans and lines of credit	997	997	34
Total with an allowance recorded	1,070	1,070	36
Total	$6,366	$6,954	$36

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$348	$—	$439	$—
Real estate:
Owner occupied	—	—	79	—
Real estate construction and other land loans	2,988	23	373	—
Commercial real estate	1,560	13	824	13
Other real estate	874	—	—	—
Total real estate	5,422	36	1,276	13
Consumer:
Equity loans and lines of credit	195	—	110	—
Consumer and installment	—	—	4	—
Total consumer	195	—	114	—
Total with no related allowance recorded	5,965	36	1,829	13

With an allowance recorded:
Commercial:
Commercial and industrial	49	1	36	1
Real estate:
Real estate construction and other land loans	—	—	2,173	31
Commercial real estate	282	3	1,067	—
Agricultural real estate	51	1	15	1
Total real estate	333	4	3,255	32
Consumer:
Equity loans and lines of credit	994	14	181	1
Consumer and installment	8	—	3	—
Total consumer	1,002	14	184	1
Total with an allowance recorded	1,384	19	3,475	34
Total	$7,349	$55	$5,304	$47

Foregone interest on nonaccrual loans totaled $98,000 and $25,000 for the three months month periods ended March 31, 2018 and 2017, respectively.

Troubled Debt Restructurings:
As of March 31, 2018 and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $3,664,000 and $3,551,000, respectively. The Company has allocated $200,000 and $36,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2018 and December 31, 2017, respectively. The Company has committed to lend no additional amounts as of March 31, 2018 to customers with outstanding loans that are classified as troubled debt restructurings.
During the three months month period ended March 31, 2018 two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months March 31, 2018 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$38	$—	$38	$36
Real Estate:
Commercial real estate	1	166	—	166	165
Total	2	$204	$—	$204	$201

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months March 31, 2017 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate:
Agricultural real estate	1	$59	$—	$59	$59
Consumer:
Equity loans and lines of credit	1	62	—	66	66
Total	2	$121	$—	$125	$125

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months March 31, 2018 or March 31, 2017.

Note 6.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which resulted in the recognition of $119,000 and $92,000 in excess tax benefits related to the exercise of stock options during the three months ended March 31, 2018 and 2017, respectively.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of March 31, 2018 and December 31, 2017, the reserve for uncertain tax positions attributable to tax deductions related to enterprise zone activities in California was $83,000. The Company expects the total amount of unrecognized tax benefits to decrease to zero in the next 12 months as a result of the California statute of limitations expiring during the fourth quarter of 2018.

Note 7.  Commitments and Contingencies

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
Commitments to extend credit amounting to $336,618,000 and $350,141,000 were outstanding at March 31, 2018 and December 31, 2017, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $333,569,000 and $347,001,000 at March 31, 2018 and December 31, 2017, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $80,870,000 and $88,658,000 as of March 31, 2018 and December 31, 2017, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $3,049,000 and $3,140,000 were outstanding at March 31, 2018 and December 31, 2017, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2018 or December 31, 2017.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2018 and December 31, 2017, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $326,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
     The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 8. Earnings Per Share

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

Basic Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2018	2017
Net income	$5,291	$4,250
Weighted average shares outstanding	13,669,976	12,167,810
Basic earnings per share	$0.39	$0.35

Diluted Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2018	2017
Net income	$5,291	$4,250
Weighted average shares outstanding	13,669,976	12,167,810
Effect of dilutive stock options	134,504	149,769
Weighted average shares of common stock and common stock equivalents	13,804,480	12,317,579
Diluted earnings per share	$0.38	$0.35

No outstanding options or restricted stock awards were anti-dilutive for the three months ended March 31, 2018 and 2017.

Note 9.  Share-Based Compensation

The Company has five share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $74,000 and $203,000 for the three months ended March 31, 2018 and 2017, respectively. The recognized tax benefits for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $119,000 and $92,000, respectively, for the three months ended March 31, 2018 and 2017. The Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” during the three months ended March 31, 2017.
The Central Valley Community Bancorp 2000 Stock Option Plan (2000 Plan) expired on November 15, 2010. The Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan) was adopted in May 2005 and expired March 16, 2015.
The Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan) was adopted in May 2015. In October 2017, The Company adopted the Folsom Lake Bank 2007 Equity Incentive Plan (2007 Plan). The plans provide for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. Both plans allow for performance awards that may be in the form of cash or shares of the Company, including restricted stock. Outstanding arrangements to issue shares under this plan including options, will continue in force until expiration according to their respective terms.
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of the three-month offering period at a 10 percent discount from the lower of closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 495,106 shares available for future purchase under the plan as of March 31, 2018.

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
     No options to purchase shares of the Company’s common stock were granted during the three months ended March 31, 2018 and 2017.

A summary of the combined activity of the Company’s stock option compensation plans for the three months ended March 31, 2018 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2018	232,870	$9.13
Options exercised	(53,400)	$10.28
Options outstanding at March 31, 2018	179,470	$8.79	3.34	$1,933
Options vested or expected to vest at March 31, 2018	179,470	$8.79	3.34	$1,933
Options exercisable at March 31, 2018	179,470	$8.79	3.34	$1,933

Information related to the stock option plan is as follows (in thousands):

	For the Quarter Ended March 31,
	2018	2017
Intrinsic value of options exercised	$524	$751
Cash received from options exercised	$549	$371
Excess tax benefit realized for option exercises	$119	$92

As of March 31, 2018, there was no remaining unrecognized compensation cost related to stock options granted under all plans.  No options vested during the three months ended March 31, 2018 and 2017.

Restricted Common Stock Awards

The 2015 Plan provides for the issuance of restricted common stock to directors and officers. Restricted common stock grants typically vest over a five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.
The following table summarizes restricted stock activity for the three months ended March 31, 2018 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2018	63,768	$13.33
Granted	1,042	$19.18
Vested	(5,405)	$11.10
Forfeited	(1,580)	$14.49
Nonvested outstanding shares at March 31, 2018	57,825	$13.61

During the quarter ended March 31, 2018 1,042 shares of restricted stock were granted from outstanding grants under the 2015 Plan. During the three months-ended March 31, 2017, no shares of restricted common stock were granted. The restricted common stock had a fair market value of $19.18 per share on the date of grant during the three months-ended March 31, 2018. These restricted common stock awards vest 20% after Year 1, and thereafter, 20% of the remaining restricted stock will vest on each anniversary of the initial award commencement date and will be fully vested on the fifth such anniversary.
As of March 31, 2018, there were 57,825 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2018, there was $628,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.75 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,618,000 at March 31, 2018.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) a decline in economic conditions in the Central Valley; (4) the Company’s ability to continue its internal growth at historical rates; (5) the Company’s ability to maintain its net interest margin; (6) the decline quality of the Company’s earning assets; (7) decline in credit quality; (8) changes in the regulatory environment; (9) fluctuations in the real estate market; (10) changes in business conditions and inflation; (11) changes in securities markets; and (12) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.
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
There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2018.  Please refer to the Company’s 2017 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, El Dorado, Madera, Merced, Placer, Sacramento, Stanislaus, San Joaquin, and Tulare Counties of central California.  On April 24, 2017, the Bank’s private banking office in Sacramento County was relocated and opened as a full-service branch in Roseville, California. On October 1, 2017, the Company completed the acquisition of Folsom Lake Bank headquartered in Folsom, California. As part of the acquisition, Folsom Lake Bank (FLB) with three full-service branches located in Folsom, Rancho Cordova, and Roseville merged with and into Central Valley Community Bank. On October 20, 2017, the Company closed and consolidated the former Folsom Lake Bank Roseville Branch into the Company’s existing Roseville office. On April 20, 2018, the Company closed and consolidated the Caldwell office into the Company’s Floral office. As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

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
The Bank operates 23 full-service branches which serve the communities of Cameron Park, Clovis, Exeter, Fair Oaks, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Rancho Cordova, Roseville, Sacramento, Stockton, Tracy, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2017 FDIC data, the Bank’s branches in Fresno, Madera, and Tulare Counties had a 4.88% combined deposit market share of all insured depositories. The Bank’s branches in El Dorado, Merced, Sacramento, San Joaquin, and Stanislaus Counties had a 0.33% combined deposit market share of all insured depositories.

Dividend Declared

On April 18, 2018, the board of directors declared a $0.07 per share cash dividend payable on May 18, 2018 to shareholders of record as of May 4, 2018.

First Quarter of 2018

In the first quarter of 2018, our consolidated net income was $5,291,000 compared to net income of $4,250,000 for the same period in 2017. Diluted EPS was $0.38 for the quarter ended March 31, 2018 compared to $0.35 for the same period in 2017. The increase in net income during the first quarter of 2018 compared to the same period in 2017 is primarily due to an increase in net interest income before the provision for credit losses of $2,118,000, an increase in total non-interest income of $525,000, partially offset by an increase in non-interest expenses of $1,255,000 and an increase in the provision for income taxes of $247,000. During the three months ended March 31, 2018, the Company did not record a provision for credit losses, compared to a $100,000 reverse provision during the three months ended March 31, 2017.
Net interest margin (fully tax equivalent basis) decreased to 4.26% for the quarter ended March 31, 2018 compared to 4.34% for the same period in 2017. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.07% for the quarter ended March 31, 2018 compared to 0.08% for the same period in 2017.
Non-interest income increased $525,000 or 23.37% to $2,771,000 for the quarter ended March 31, 2018 compared to $2,246,000 in the same period in 2017, primarily driven by an increase of $333,000 in net realized gains on sales and calls of investment securities. For the quarter ended March 31, 2018, loan placement fees increased $75,000, other income increased $72,000, interchange fees increased $21,000, and service charge income increased $8,000, partially offset by a decrease of $7,000 in FHLB dividends compared to the same period in 2017. Non-interest expense increased $1,255,000 or 12.41% for the comparable periods primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing expenses, acquisition and integration expenses, professional services, and license and maintenance contract expenses, partially offset by decreases in directors’ expenses.
Annualized return on average equity for the first quarter of 2018 decreased to 10.15% compared to 10.20% for the same period in 2017. Total average equity increased to $208,600,000 for the first quarter of 2018 compared to $166,737,000 for the first quarter of 2017. The decrease in return on average equity was primarily due to the increase in average shareholders’ equity. The increase in shareholders’ equity was driven by the issuance of stock in connection with the Folsom Lake Bank acquisition, as well as the retention of earnings net of dividends paid. The Company declared and paid $0.07 per share in cash dividends to holders of common stock during the first quarter of 2018, compared to $0.06 in dividends declared and paid during the first quarter of 2017.
Our average total assets increased $173,974,000 or 11.99% to $1,624,504,000 during the first quarter of 2018 compared to the same period in 2017.  Total average interest-earning assets increased $150,480,000 or 11.35% in the first quarter of 2018 compared to the same period of 2017.  Average total loans, including nonaccrual loans, increased $157,216,000 or 21.08% in the first quarter of 2018 compared to the same period in 2017. Average total investments and interest-earning deposits decreased $4,895,000 or 0.84% in the period ended March 31, 2018 compared to the same period in 2017.  Average interest-bearing liabilities increased $48,779,000 or 6.15% in the period ended March 31, 2018 compared to the same period in 2017. Average non-interest bearing demand deposits increased 16.83% to $553,931,000 in 2018 compared to $474,137,000 in 2017.  The ratio of average non-interest bearing demand deposits to average total deposits was 40.01% in the first quarter of 2018 compared to 37.63% in 2017.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our annualized ROE was 10.15% for the three months ended March 31, 2018 compared to 7.69% for the year ended December 31, 2017 and 10.20% for the three months ended March 31, 2017.  Our net income for the three months ended March 31, 2018 increased $1,041,000 or 24.49% to $5,291,000 compared to $4,250,000 for the three months ended March 31, 2017, primarily driven by an increase in net interest income, an increase in net realized gains on sales and calls of investment securities, partially offset by an increase in non-interest expenses, and an increase in provision for income taxes. Net interest margin (NIM) decreased 8 basis points for the three-month period ended March 31, 2018 compared to the three months ended March 31, 2017.  Diluted EPS was $0.38 for the three months ended March 31, 2018 and $0.35 for the same period in 2017.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2018 was 1.30% compared to 0.94% for the year ended December 31, 2017 and 1.17% for the annualized three months ended March 31, 2017.  The increase in ROA for the three months ended March 31, 2018 compared to March 31, 2017 was due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the three months ended March 31, 2018 was $1,624,504,000 compared to $1,491,696,000 for the year ended December 31, 2017.  Median ROA for our peer group was 0.87% for the year ended December 31, 2017.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the continuing declines in interest rates on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 4.26% for the three months ended March 31, 2018, compared to 4.34% for the same period in 2017.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the increase in the effective yield on interest earning deposits in other banks and Federal Funds sold, offset by a decrease in the effective yield on average investment securities, and a decrease in the yield on the Company’s loan portfolio. Interest bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending March 31, 2018 and 2017, the effective yield on total earning assets decreased 9 basis points, while the cost of total interest bearing liabilities increased one basis point and the cost of total deposits decreased to 0.07% compared to 0.08%.  Net interest income before the provision for credit losses for the three-month period ended March 31, 2018 was $15,426,000 compared to $13,308,000 for the same period in 2017.
Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales of investment securities. Non-interest income for the three months ended March 31, 2018 increased $525,000 or 23.37%, to $2,771,000 compared to $2,246,000 for the three months ended March 31, 2017.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, service charge income, loan placement fees, and interchange fees, compared to the comparable 2017 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $4,058,000 and $2,945,000 at March 31, 2018 and December 31, 2017, respectively.  Nonperforming assets totaled 0.44% of gross loans as of March 31, 2018 and 0.33% of gross loans as of December 31, 2017. The ratio of nonperforming assets to total assets was 0.25% as of March 31, 2018 and 0.18% as of December 31, 2017. The nonperforming assets at March 31, 2018 includes repossessed assets of $0 compared to $70,000 repossessed assets at December 31, 2017 with the balance of nonperforming assets consisting of nonaccrual loans of $4,058,000 and $2,875,000, respectively. The Company had no other real estate owned (OREO) at March 31, 2018 or December 31, 2017. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.44% as of March 31, 2018 and 0.32% as of December 31, 2017. The allowance for credit losses as a percentage of outstanding loan balance was 0.96% as of March 31, 2018 and 0.97% as of December 31, 2017. The ratio of net charge-off (recovery) to average loans was 0.00% as of March 31, 2018 and (0.08)% as of December 31, 2017.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $38,658,000 or 2.33% during the three months March 31, 2018 to $1,622,997,000 compared to $1,661,655,000 as of December 31, 2017.  Total gross loans increased by 1.87% or $16,810,000 to $917,489,000 as of March 31, 2018 compared to $900,679,000 as of December 31, 2017.  Total deposits decreased 2.44% to $1,390,910,000 as of March 31, 2018 compared to $1,425,687,000 as of December 31, 2017. Our loan-to-deposit ratio at March 31, 2018 was 65.96% compared to 63.18% at December 31, 2017.  The loan-to-deposit ratio of our peers was 78% at December 31, 2017.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of March 31, 2018, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  A lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 61.67% for the three months ended March 31, 2018 compared to 61.78% for the three months ended March 31, 2017.  The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense. Further discussion of the change in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, investment securities related gains, and gain related to the collection of life insurance proceeds, increased 10.06% to $17,932,000 for the first three months of 2018 compared to $16,293,000 for the same period in 2017, while operating expenses, net of losses on sale of assets and amortization of core deposit intangibles, increased 9.85% to $11,058,000 from $10,066,000 for the same period in 2017.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $50,000,000 and secured borrowing lines of approximately $221,577,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold and available-for-sale securities) totaling $586,908,000 or 36.16% of total assets at March 31, 2018 and $643,087,000 or 38.70% of total assets as of December 31, 2017.

RESULTS OF OPERATIONS

Net Income for the First Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017:

Net income increased to $5,291,000 for the three months ended March 31, 2018 compared to $4,250,000 for the three months ended March 31, 2017.  Basic and diluted earnings per share for March 31, 2018 were $0.39 and $0.38, respectively. Basic and diluted earnings per share for the same period in 2017 were $0.35 and $0.35, respectively. Annualized ROE was 10.15% for the three months ended March 31, 2018 compared to 10.20% for the three months ended March 31, 2017.  Annualized ROA for the three months ended March 31, 2018 and 2017 was 1.30% and 1.17%, respectively.
The increase in net income for the three months ended March 31, 2018 compared to the same period in 2017 was primarily driven by an increase in net interest income, and an increase in net realized gains on sales and calls of investment securities, offset by an increase in non-interest expense, and an increase in provision for income taxes. During the three months ended March 31, 2018, the Company did not record a provision for credit losses, compared to a $100,000 reverse provision during the three months ended March 31, 2017.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$25,458	$98	1.54%	$36,856	$75	0.81%
Securities:
Taxable securities	419,157	2,559	2.44%	283,063	1,303	1.84%
Non-taxable securities (1)	133,085	1,351	4.06%	262,728	3,215	4.89%
Total investment securities	552,242	3,910	2.83%	545,791	4,518	3.31%
Federal funds sold	61	—	1.51%	9	—	1.00%
Total securities and interest-earning deposits	577,761	4,008	2.77%	582,656	4,593	3.15%
Loans (2) (3)	898,811	12,006	5.42%	743,436	10,090	5.50%
Total interest-earning assets	1,476,572	$16,014	4.34%	1,326,092	$14,683	4.43%
Allowance for credit losses	(8,789)			(9,355)
Nonaccrual loans	4,093			2,252
Cash and due from banks	27,297			24,296
Bank premises and equipment	9,469			9,345
Other assets	115,862			97,900
Total average assets	$1,624,504			$1,450,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$408,399	$81	0.08%	$380,156	$91	0.10%
Money market accounts	297,996	92	0.13%	255,050	32	0.05%
Time certificates of deposit	124,327	65	0.21%	150,705	122	0.33%
Total interest-bearing deposits	830,722	238	0.12%	785,911	245	0.13%
Other borrowed funds	10,899	66	2.42%	6,931	37	2.14%
Total interest-bearing liabilities	841,621	$304	0.15%	792,842	$282	0.14%
Non-interest bearing demand deposits	553,931			474,137
Other liabilities	20,352			16,814
Shareholders’ equity	208,600			166,737
Total average liabilities and shareholders’ equity	$1,624,504			$1,450,530
Interest income and rate earned on average earning assets		$16,014	4.34%		$14,683	4.43%
Interest expense and interest cost related to average interest-bearing liabilities		304	0.15%		282	0.14%
Net interest income and net interest margin (4)		$15,710	4.26%		$14,401	4.34%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $284 and $1,093 in 2018 and 2017, respectively.

(2)	Loan interest income includes loan fees (costs) of $121 in 2018 and $444 in 2017.

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended March 31, 2018 and 2017
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(23)	$46	$23
Investment securities:
Taxable	626	630	1,256
Non-taxable (1)	(1,587)	(277)	(1,864)
Total investment securities	(961)	353	(608)
Loans	2,108	(192)	1,916
Total earning assets (1)	1,124	207	1,331
Interest expense:
Deposits:
Savings, NOW and MMA	11	39	50
Time certificate of deposits	(21)	(36)	(57)
Total interest-bearing deposits	(10)	3	(7)
Other borrowed funds	22	7	29
Total interest bearing liabilities	12	10	22
Net interest income (1)	$1,112	$197	$1,309
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $1,916,000 or 18.99% for the three months ended March 31, 2018 compared to the same period in 2017. Net interest income during the first three months of 2018 was positively impacted by an increase in average total loans by $155,375,000 or 20.90% to $898,811,000 compared to $743,436,000 for the same period in 2017. The yield on average loans, excluding nonaccrual loans, was 5.42% for the three months ended March 31, 2018 as compared to 5.50% for the same period in 2017. The acquisition of Folsom Lake Bank (FLB) attributed approximately $828,000 of the increase in net interest income. Net interest income was positively impacted during the three months ended March 31, 2018 by $1,290,000 from our continued organic growth. Net interest income for the period ending March 31, 2018 was negatively affected by approximately $21,000 in income reversals from loans put on nonaccrual status, as compared to a $438,000 receipt of nonrecurring income from prepayment penalties and payoff of nonaccrual loans in the same period in 2017.  The impact to interest income from the accretion of the loan marks on acquired loans was $258,000 and $398,000 for the three months ended March 31, 2018 and 2017, respectively. We were successful in implementing interest rate floors on many of our adjustable rate loans to partially offset the effects of the historically low prime interest rate experienced over the last few years.  The loan floors will cause net interest margin pressure in certain rising interest rate scenarios. We are committed to providing our customers with competitive pricing without sacrificing asset quality and value to our shareholders.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $224,000 in the first three months of 2018 to $3,724,000 compared to $3,500,000, for the same period in 2017.  The yield on average total investments (total securities and interest-earning deposits) decreased 38 basis points to 2.77% for the three months month period ended March 31, 2018 compared to 3.15% for the same period in 2017. Average total securities and interest-earning deposits for the first three months of 2018 decreased $4,895,000 or 0.84% to $577,761,000 compared to $582,656,000 for the same period in 2017.  Income from investments represents 24.14% of net interest income for the first three months of 2018 compared to 26.30% for the same period in 2017.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2018, we held $294,304,000 or 54.77% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 2.63% as compared to $325,589,000 and $185,351,000 with average yields of 2.89% and 1.93% at December 31, 2017 and March 31, 2017, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
The net-of-tax unrealized loss on the investment portfolio was $3,581,000 at March 31, 2018 and is reflected in the Company’s equity.  At March 31, 2018, the average life of the investment portfolio was 5.8 years and the fair value of the portfolio reflected a net pre-tax unrealized loss of $5,171,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the three months ended March 31, 2018 and 2017, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2018, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $37,647,000 or 7.02%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $37,072,000 or 6.91%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the three months ended March 31, 2018 increased $2,140,000 or 15.75% to $15,730,000 compared to $13,590,000 for the three months ended March 31, 2017.  The yield on interest earning assets decreased 9 basis points to 4.34% on a fully tax equivalent basis for the three months ended March 31, 2018 from 4.43% for the period ended March 31, 2017, primarily due to the decrease in volume of loans and investment securities, and a decrease in collected loan prepayment fees. Average interest earning assets increased to $1,476,572,000 for the three months ended March 31, 2018 compared to $1,326,092,000 for the three months ended March 31, 2017.  The $150,480,000 increase in average earning assets was attributed to the $155,375,000 or 20.90% increase in average loans, offset by the $4,895,000 decrease in average investments.
Interest expense on deposits for the three months ended March 31, 2018 decreased $7,000 or 2.86% to $238,000. The average interest rate on interest bearing deposits slightly decreased to 0.12% compared to 0.13% for the three months ended March 31, 2018 and 2017 as a result of the ongoing low interest rate environment.  Average interest-bearing deposits increased 5.70% or $44,811,000 to $830,722,000 for the three months ended March 31, 2018 compared to $785,911,000 for the same period ended March 31, 2017.
Average other borrowed funds increased $3,968,000 or 57.25% to $10,899,000 with an effective rate of 2.42% for the three months ended March 31, 2018 compared to $6,931,000 with an effective rate of 2.14% for the three months ended March 31, 2017.  Total interest expense on other borrowed funds was $66,000 for the three months ended March 31, 2018 and $37,000 for the three months ended March 31, 2017.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 3.32% and 2.62% at March 31, 2018 and 2017, respectively.  See the section on “Financial Condition” for more detail.
The cost of our interest-bearing liabilities increased one basis point to 0.15% for the three months-month period ended March 31, 2018 compared to 0.14% for 2017. The cost of total deposits decreased slightly to 0.07% compared to 0.08% for the three months-month periods ended March 31, 2018 and 2017.  Average non-interest bearing demand deposits increased 16.83% to $553,931,000 in 2018 compared to $474,137,000 for 2017.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 40.01% in the three-month period of 2018 compared to 37.63% for the same period in 2017.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2018 increased by $2,118,000 or 15.92% to $15,426,000 compared to $13,308,000 for the same period in 2017.  The increase was a result of yield changes, an increase in average earning assets, asset mix changes, slightly offset by an increase in average interest bearing liabilities. Additionally, the acquisition of FLB attributed approximately $828,000 of the increase in net interest income and approximately $1,290,000 was contributed from our continued organic growth. Average interest earning assets were $1,476,572,000 for the three months ended March 31, 2018 with a net interest margin (fully tax equivalent basis) of 4.26% compared to $1,326,092,000 with a net interest margin (fully tax equivalent basis) of 4.34% for the three months ended March 31, 2017.  The $150,480,000 increase in average earning assets was attributed to the $155,375,000 or 20.90% increase in average loans, offset by the $4,895,000 decrease in average total investments.  For the three months ended March 31, 2018, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 38 basis points. The effective yield on loans decreased 8 basis points. Average interest bearing liabilities increased 6.15% to $841,621,000 for the three months ended March 31, 2018, compared to $792,842,000 for the same period in 2017.

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
The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	March 31, 2018	December 31, 2017
Commercial:
Commercial and industrial	$1,441	$1,784
Agricultural land and production	295	287
Total commercial	1,736	2,071
Real estate:
Owner occupied	1,269	1,252
Real estate construction and other land loans	982	1,004
Commercial real estate	2,553	1,958
Agricultural real estate	1,190	1,441
Other real estate	137	140
Total real estate	6,131	5,795
Consumer:
Equity loans and lines of credit	458	464
Consumer and installment	354	361
Total consumer	812	825
Unallocated reserves	109	87
Total allowance for credit losses	$8,788	$8,778

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
During the three months ended March 31, 2018, the Company did not record a provision for credit losses, compared to a $100,000 reverse provision during the three months ended March 31, 2017. The reversal from the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the three months ended March 31, 2018, the Company had net recoveries totaling $10,000 and $12,000 for the same period in 2017.
Nonperforming loans, consisting entirely of nonaccrual loans, were $4,058,000 and $2,875,000 at March 31, 2018 and December 31, 2017, respectively, and $2,180,000 at March 31, 2017.  Nonperforming loans as a percentage of total loans were 0.44% at March 31, 2018 compared to 0.32% at December 31, 2017 and 0.24% at March 31, 2017.  The Company had no other real estate owned (OREO) at March 31, 2018 or December 31, 2017. The Company held no repossessed assets at March 31, 2018 compared to $70,000 at December 31, 2017.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was 0.00% for the three months ended March 31, 2018, and 0.01% for the same period in 2017.
Economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result when negative economic conditions are anticipated, we may be required to make significant provisions to the allowance for credit losses. For example, many farmers and ranchers have instituted improved farming practices including planting less acreage, as part of the mitigation for the cost of water delivery and the expense of pumping. However, we continue to closely monitor the water and the related issues affecting our customers. We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of March 31, 2018, there were $41.9 million in classified loans of which $25.4 million related to agricultural real estate, $1.2 million to commercial and industrial loans, $0.7 million to real estate owner occupied, $2.0 million in commercial real estate, $3.9 million to real estate construction, and $1.4 million to consumer equity loans and lines of credit. This compares to $50.0 million in classified loans of which $26.5 million related to agricultural real estate, $7.9 million to commercial and industrial loans, $2.8 million to real estate owner occupied, $3.4 million to commercial real estate, $1.4 million to consumer equity and lines of credit, and $3.9 million to real estate construction as of December 31, 2017.
As of March 31, 2018, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $15,426,000 for the three months period ended March 31, 2018 and $13,408,000 for the same period in 2017.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $2,771,000 for the three months ended March 31, 2018 compared to $2,246,000 for the same period in 2017.  The $525,000 or 23.37% increase in non-interest income for the three months ended March 31, 2018 was primarily driven by an increase of $333,000 in net realized gains on sales and calls of investment securities. An increase in loan placement fees of $75,000, an $8,000 increase in service charge income, a $21,000 increase in interchange fees, an increase in appreciation in cash surrender value of bank-owned life insurance of $23,000, and an increase of $72,000 in other income was offset by a $7,000 decrease in Federal Home Loan Bank dividends.
During the three months ended March 31, 2018, we realized a net gain on sales and calls of investment securities of $815,000 compared to $482,000 for the same period in 2017.  The net gains realized on sales and calls of investment securities in 2018 and 2017 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges increased $8,000 or 1.07% to $755,000 for the first three months of 2018 compared to $747,000 for the same period in 2017. The increase in service charges was the result of higher analysis fees. Interchange fees increased $21,000 to $345,000 the first three months of 2018 compared to $324,000 for the same period in 2017. Loan placement fees increased $75,000 or 82.42% to $166,000 for the first three months of 2018 compared to $91,000 for the same period in 2017. Other income increased $72,000 the first three months of 2018 compared to the same period in 2017.
The Bank holds stock from the Federal Home Loan Bank of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $6,843,000 in FHLB stock.  We received dividends totaling $121,000 in the three months ended March 31, 2018, compared to $128,000 for the same period in 2017.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, acquisition and integration expenses, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,255,000 or 12.41% to $11,368,000 for the three months ended March 31, 2018, compared to $10,113,000 for the three months ended March 31, 2017.  The net increase for the first three months of 2018 was a result of increases in salaries and employee benefits of $561,000, license and maintenance contracts of $66,000, occupancy and equipment expenses of $358,000, professional services of $18,000, acquisition and integration expenses of $217,000, data processing expenses of $56,000, stationary and supplies of $4,000, ATM/Debit card expenses of $35,000, Internet banking expenses of $26,000, and other non-interest expenses of $4,000, partially offset by decreases in directors’ expenses of $139,000 and regulatory assessments of $13,000.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 61.67% for the first three months of 2018 compared to 61.78% for the three months ended March 31, 2017. The improvement in the efficiency ratio for the first three months of 2018 was due to the growth in revenues outpacing the growth in non-interest expense.
Salaries and employee benefits increased $561,000 or 9.58% to $6,416,000 for the first three months of 2018 compared to $5,855,000 for the three months ended March 31, 2017.  Full time equivalent employees were 325 at March 31, 2018, compared to 296 at March 31, 2017. The increase of salaries and employee benefits in 2018 as compared to the same period in 2017 is a result of normal cycles and salary increases, bonus payouts and an increase of full time equivalent employees in the three months of March 31, 2018.
Occupancy and equipment expense increased $358,000 or 30.36% to $1,537,000 for the three months ended March 31, 2018 compared to $1,179,000 for the three months ended March 31, 2017. The Company made no changes in its depreciation expense methodology. The Company operated 24 full service offices at March 31, 2018 as compared to 22 at March 31, 2017. The Company added two branches with the acquisition of FLB in October 2017.
Data processing expense increased to $480,000 for the three months month period ended March 31, 2018 compared to $424,000 for the same period in 2017 which is attributed to the addition of new branches.
Regulatory assessments decreased to $162,000 for the three months month period ended March 31, 2018 compared to $175,000 for the same period in 2017.  The assessment base for calculating the amount owed is average assets minus average tangible equity.
Professional services increased by $18,000 in the first three months of 2018 compared to the same period in 2017 due to higher legal, audit, and consulting fees.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Quarter Ended March 31,
	2018		2017
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$73	0.02%	$69	0.02%
Amortization of software	76	0.02%	63	0.02%
Postage	52	0.01%	51	0.01%
Risk management expense	56	0.01%	53	0.01%
Personnel other	59	0.01%	71	0.02%
Armored courier fees	68	0.02%	56	0.02%
Credit card expense	61	0.02%	56	0.02%
Telephone	55	0.01%	55	0.02%
Alarm	13	—%	27	0.01%
Donations	73	0.02%	70	0.02%
Education/training	34	0.01%	35	0.01%
Loan related expenses	27	0.01%	14	—%
General insurance	42	0.01%	40	0.01%
Mileage Expense	25	0.01%	30	0.01%
Loss on sale or write-down of assets	—	—%	63	0.02%
Operating losses	22	0.01%	17	—%
Other	401	0.10%	363	0.10%
Total other non-interest expense	$1,137	0.28%	$1,133	0.31%

Provision for Income Taxes

Our effective income tax rate was 22.52% for the three months ended March 31, 2018 compared to 23.30% for the three months ended March 31, 2017. The Company reported an income tax provision of $1,538,000 for the three months ended March 31, 2018, compared to $1,291,000 for the three months ended March 31, 2017. With the Tax Cuts and Jobs Act on December 22, 2017, the Company’s federal income tax rate changed from 35% to 21%. The slight decrease in the effective tax rate was the result of the change in the federal rate offset by a sizable decrease in tax exempt interest. During the three months ended March 31, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which, due to the exercise of stock options in the current period, resulted in the recognition of $119,000 and $92,000 in excess tax benefits during the three months ended March 31, 2018 and 2017, respectively. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of March 31, 2018 and December 31, 2017, the reserve for uncertain tax positions attributable to tax credits and deductions related to enterprise zone activities in California was $83,000. The Company expects the total amount of unrecognized tax benefits to decrease to zero in the next 12 months as a result of the California statute of limitations expiring during the fourth quarter of 2018.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2018 compared to December 31, 2017

Total assets were $1,622,997,000 as of March 31, 2018, compared to $1,661,655,000 at December 31, 2017, a decrease of 2.33% or $38,658,000.  Total gross loans were $917,489,000 at March 31, 2018, compared to $900,679,000 at December 31, 2017, an increase of $16,810,000 or 1.87%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 7.27% or $43,985,000 to $560,816,000 at March 31, 2018 compared to $604,801,000 at December 31, 2017.  Total deposits decreased 2.44% or $34,777,000 to $1,390,910,000 at March 31, 2018, compared to

$1,425,687,000 at December 31, 2017.  Shareholders’ equity decreased $1,616,000 or 0.77% to $207,943,000 at March 31, 2018, compared to $209,559,000 at December 31, 2017. The decrease in shareholders’ equity was driven by the decrease in unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income (AOCI) and dividends paid, partially offset by the retention of earnings. Accrued interest payable and other liabilities was $18,989,000 at March 31, 2018, compared to $21,254,000 at December 31, 2017, a decrease of $2,265,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2018, investment securities with a fair value of $87,955,000, or 16.37% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at March 31, 2018 was 65.96% compared to 63.18% at December 31, 2017.  The loan-to-deposit ratio of our peers was 78.00% at December 31, 2017.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 7.27% or $43,985,000 to $560,816,000 at March 31, 2018, from $604,801,000 at December 31, 2017.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $5,171,000 at March 31, 2018, compared to a net unrealized gain of $4,089,000 at December 31, 2017.
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
Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2018 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2018 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
 For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  For those securities that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the three months ended March 31, 2018. There were no OTTI losses recorded during the three months ended March 31, 2017.
At March 31, 2018, the Company held 23 U.S. Government agency securities, of which six were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.
At March 31, 2018, the Company held 82 obligations of states and political subdivision securities of which 13 were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.
At March 31, 2018, the Company held 139 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 51 were in a loss position for less than 12 months and 18 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.
At March 31, 2018, the Company had a total of 29 PLMBS with a remaining principal balance of $93,207,000 and a net unrealized loss of approximately $2,620,000.  Nine of these PLMBS with a remaining principal balance of $1,306,000 had credit ratings below investment grade.  Seventeen of the PLMBS securities were in a loss position for less than 12 months at March 31, 2018. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $16,810,000 or 1.87% to $917,489,000 as of March 31, 2018, compared to $900,679,000 as of December 31, 2017. The table below includes loans acquired at fair value in the FLB, Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions with outstanding balances of $232,114,000 and $243,712,000 as of March 31, 2018 and December 31, 2017, respectively.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	March 31, 2018	% of Total Loans	December 31, 2017	% of Total Loans
Commercial:
Commercial and industrial	$99,101	10.8%	$100,856	11.2%
Agricultural land and production	15,317	1.7%	14,956	1.7%
Total commercial	114,418	12.5%	115,812	12.9%
Real estate:
Owner occupied	202,416	22.1%	204,452	22.7%
Real estate construction and other land loans	87,571	9.5%	96,460	10.7%
Commercial real estate	300,642	32.8%	269,254	29.9%
Agricultural real estate	73,540	8.0%	76,081	8.4%
Other real estate	32,082	3.5%	31,220	3.5%
Total real estate	696,251	75.9%	677,467	75.2%
Consumer:
Equity loans and lines of credit	74,952	8.2%	76,404	8.5%
Consumer and installment	30,429	3.4%	29,637	3.4%
Total consumer	105,381	11.6%	106,041	11.9%
Net deferred origination costs	1,439		1,359
Total gross loans	917,489	100.0%	900,679	100.0%
Allowance for credit losses	(8,788)		(8,778)
Total loans	$908,701		$891,901

As of March 31, 2018, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.6% of total loans, of which 12.5% were commercial and 84.1% were real-estate-related.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.6% of total loans at December 31, 2017.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the three months or twelve months ended March 31, 2018 or December 31, 2017, respectively.
At March 31, 2018, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $232,114,000, of which $10,307,000 were commercial loans, $189,793,000 were real estate loans, and $32,014,000 were consumer loans. At December 31, 2017, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $243,712,000, of which $12,554,000 were commercial loans, $197,004,000 were real estate loans, and $34,154,000 were consumer loans.
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
At March 31, 2018, total nonperforming assets totaled $4,058,000, or 0.25% of total assets, compared to $2,945,000, or 0.18% of total assets at December 31, 2017.  Total nonperforming assets at March 31, 2018, included nonaccrual loans totaling $4,058,000, no OREO, and no in other repossessed assets. Nonperforming assets at December 31, 2017 consisted of

$2,875,000 in nonaccrual loans, no OREO, and $70,000 in other repossessed assets. At March 31, 2018, we had one loan considered to be troubled debt restructurings (“TDRs”) which is included in nonaccrual loans compared to one TDR totaling $59,000 at December 31, 2017.
A summary of nonperforming loans at March 31, 2018 and December 31, 2017 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2018 or December 31, 2017.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans:
Commercial and industrial	$340	$356
Owner occupied	—	—
Real estate construction and other land loans	1,397	1,397
Other real estate	1,165	—
Commercial real estate	956	976
Equity loans and lines of credit	143	87
Troubled debt restructured loans (non-accruing):
Equity loans and lines of credit	57	59
Total nonaccrual	4,058	2,875
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$4,058	$2,875
Ratio of nonperforming loans to total loans	0.44%	0.32%
Ratio of allowance for credit losses to nonperforming loans	216.6%	305.3%
Loans considered to be impaired	$7,665	$6,366
Related allowance for credit losses on impaired loans	$200	$36

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2018 and December 31, 2017, we had impaired loans totaling $7,665,000 and $6,366,000, respectively.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The following table provides a reconciliation of the change in nonaccrual loans for the first three months of 2018.

(In thousands)	Balance, December 31, 2017	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, March 31, 2018
Nonaccrual loans:
Commercial and industrial	$356	$—	$(16)	$—	$—	$—	$340
Real estate	976	1,165	(20)	—	—	—	2,121
Real estate construction and other land loans	1,397	—	—	—	—	—	1,397
Equity loans and lines of credit	87	90	(25)	—	(8)	—	144
Consumer	—	—	—	—	—	—	—
Restructured loans (non-accruing):
Equity loans and lines of credit	59	—	(3)	—	—	—	56
Total nonaccrual	$2,875	$1,255	$(64)	$—	$(8)	$—	$4,058

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at March 31, 2018 or December 31, 2017. The Company held no repossessed assets at March 31, 2018 compared to $70,000 at December 31, 2017.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Quarter Ended March 31,	For the Year Ended December 31,	For the Quarter Ended March 31,
(Dollars in thousands)	2018	2017	2017
Balance, beginning of period	$8,778	$9,326	$9,326
(Reversal) Provision charged to operations	—	(1,150)	(100)
Losses charged to allowance	(92)	(464)	(182)
Recoveries	102	1,066	170
Balance, end of period	$8,788	$8,778	$9,214
Allowance for credit losses to total loans at end of period	0.96%	0.97%	1.21%

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
As of March 31, 2018, the balance in the allowance for credit losses (ALLL) was $8,788,000 compared to $8,778,000 as of December 31, 2017.  The increase was due to net recoveries during the three months ended March 31, 2018.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $336,618,000 as of March 31, 2018, compared to $350,141,000 as of December 31, 2017.  At March 31, 2018 and December 31, 2017, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $326,000 and $326,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of March 31, 2018, the ALLL was 0.96% of total gross loans compared to 0.97% as of December 31, 2017.  Total loans include SVB and VCB loans that were recorded at fair value in connection with the acquisitions, which stood at $232,114,000 at March 31, 2018 and $243,712,000 at December 31, 2017. Excluding these SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.28% and 1.34% at March 31, 2018 and December 31, 2017, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.27% and 1.34%, respectively. The loan portfolio acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.
The Company’s loan portfolio balances for the three months ended March 31, 2018 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of March 31, 2018.
Management believes the allowance at March 31, 2018 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$1,265	0.14%	$1,069	0.12%	$3,293	0.43%
Past due loans	2,657	0.29%	2,737	0.30%	28	—%
Nonaccrual loans	4,058	0.44%	2,875	0.32%	3,079	0.40%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2018, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2017 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2018.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of ten years from the date of acquisition.  The carrying value of intangible assets at March 31, 2018 was $2,934,000, net of $818,000 in accumulated amortization expense.  The carrying value at December 31, 2017 was $3,027,000, net of $725,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2018.  Amortization expense recognized was $94,000 and $47,000 for the three months-ended March 31, 2018 and March 31, 2017, respectively.
The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2018	$283
2019	376
2020	376
2021	376
2022	376
Thereafter	1,147
$2,934

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits decreased $34,777,000 or 2.44% to $1,390,910,000 as of March 31, 2018, compared to $1,425,687,000 as of December 31, 2017, primarily due to recurring seasonal patterns.  Interest-bearing deposits decreased $11,228,000 or 1.34% to $829,420,000 as of March 31, 2018, compared to $840,648,000 as of December 31, 2017.  Non-interest bearing deposits decreased $23,549,000 or 4.03% to $561,490,000 as of March 31, 2018, compared to $585,039,000 as of December 31, 2017.  Average non-interest bearing deposits to average total deposits was 40.01% for the three months ended March 31, 2018 compared to 37.63% for the same period in 2017.

The composition of the deposits and average interest rates paid at March 31, 2018 and December 31, 2017 is summarized in the table below.

(Dollars in thousands)	March 31, 2018	% of Total Deposits	Average Effective Rate	December 31, 2017	% of Total Deposits	Average Effective Rate
NOW accounts	$288,823	20.7%	0.10%	$296,406	20.8%	0.12%
MMA accounts	297,215	21.4%	0.13%	299,638	21.0%	0.08%
Time deposits	120,910	8.7%	0.21%	128,070	9.0%	0.30%
Savings deposits	122,472	8.8%	0.03%	116,534	8.2%	0.03%
Total interest-bearing	829,420	59.6%	0.12%	840,648	59.0%	0.12%
Non-interest bearing	561,490	40.4%		585,039	41.0%
Total deposits	$1,390,910	100.0%		$1,425,687	100.0%

Other Borrowings

There were no short term or long term FHLB borrowings as of March 31, 2018 or December 31, 2017. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $207,943,000 at March 31, 2018, compared to $209,559,000 at December 31, 2017.  The decrease from December 31, 2017 in shareholders’ equity is the result of a decrease in accumulated other comprehensive income (AOCI) of $6,407,000 and common stock cash dividends of $962,000, offset by an increase in retained earnings from net income of $5,291,000, the exercise of stock options including the related tax benefit of $549,000, and the effect of share based compensation expense of $69,000.
During the first three months of 2018, the Company declared and paid $962,000 in cash dividends ($0.07 per common share) to holders of common stock. The Company declared and paid a total of $3,010,000 in cash dividends ($0.24 per common share) to holders of common stock during the year ended December 31, 2017.
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
As of March 31, 2018 and December 31, 2017, the Company and the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.

The following table presents the Company’s regulatory capital ratios as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
March 31, 2018	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$158,273	10.10%	$62,672	4.00%
Common Equity Tier 1 Ratio (CET 1)	$153,273	14.01%	$49,226	6.38%
Tier 1 Risk-Based Capital Ratio	$158,273	14.47%	$65,635	7.88%
Total Risk-Based Capital Ratio	$167,387	15.30%	$87,514	9.88%

December 31, 2017
Tier 1 Leverage Ratio	$153,676	9.71%	$63,338	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,186	12.90%	$52,081	5.75%
Tier 1 Risk-Based Capital Ratio	$153,676	13.28%	$69,441	7.25%
Total Risk-Based Capital Ratio	$162,780	14.07%	$92,588	9.25%
(1) The 2018 and 2017 minimum regulatory requirement threshold includes the capital conservation buffer of 1.875% and 1.250%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The following table presents the Bank’s regulatory capital ratios as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$154,886	9.89%	$62,633	4.00%	$78,291	5.00%
Common Equity Tier 1 Ratio (CET 1)	$154,886	14.17%	$49,176	6.38%	$71,033	6.50%
Tier 1 Risk-Based Capital Ratio	$154,886	14.17%	$65,568	7.88%	$87,425	8.00%
Total Risk-Based Capital Ratio	$164,000	15.01%	$87,424	9.88%	$109,281	10.00%

December 31, 2017
Tier 1 Leverage Ratio	$149,779	9.46%	$63,332	4.00%	$79,166	5.00%
Common Equity Tier 1 Ratio (CET 1)	$149,779	12.96%	$52,040	5.75%	$75,169	6.50%
Tier 1 Risk-Based Capital Ratio	$149,779	12.96%	$69,387	7.25%	$92,516	8.00%
Total Risk-Based Capital Ratio	$158,882	13.74%	$92,516	9.25%	$115,645	10.00%
(1) The 2018 and 2017 minimum regulatory requirement threshold includes the capital conservation buffer of 1.875% and 1.250%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2018, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2018, the rate was 3.32%.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2018, the Company had unpledged securities totaling $456,730,000 available as a secondary source of liquidity and total cash and cash equivalents of $42,223,000.  Cash and cash equivalents at March 31, 2018 decreased 57.94% compared to $100,383,000 at December 31, 2017.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2018, our available borrowing capacity includes approximately $50,000,000 in unsecured credit lines with our correspondent banks, $221,577,000 in unused FHLB advances and a $6,491,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2018, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2018 and December 31, 2017:

Credit Lines (In thousands)	March 31, 2018	December 31, 2017
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$50,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$221,577	$234,689
Balance outstanding	$—	$—
Collateral pledged	$337,718	$357,393
Fair value of collateral	$298,372	$316,160
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$6,491	$6,740
Balance outstanding	$—	$—
Collateral pledged	$6,653	$7,431
Fair value of collateral	$6,618	$7,437

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 7 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report to Shareholders on Form 10-K.
In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report to Shareholders on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None to report.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.  There are no material changes from the risk factors previously disclosed in our 2017 Annual report on Form 10-K. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Central Valley Community Bancorp

Date: May 9, 2018	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: May 9, 2018	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

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