Form 10-Q
period 2018-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2018-11-07
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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
Small reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 2, 2018 there were 13,796,549 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2018 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$29,748	$38,286
Interest-earning deposits in other banks	17,528	62,080
Federal funds sold	31	17
Total cash and cash equivalents	47,307	100,383
Available-for-sale debt securities	434,697	535,281
Equity securities	7,184	7,423
Loans, less allowance for credit losses of $9,025 at September 30, 2018 and $8,778 at December 31, 2017	902,852	891,901
Bank premises and equipment, net	8,869	9,398
Bank-owned life insurance	28,329	27,807
Federal Home Loan Bank stock	6,843	6,843
Goodwill	53,777	53,777
Core deposit intangibles	2,746	3,027
Accrued interest receivable and other assets	26,822	25,815
Total assets	$1,519,426	$1,661,655
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$534,636	$585,039
Interest bearing	740,893	840,648
Total deposits	1,275,529	1,425,687

Short-term borrowings	—	—
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	25,307	21,254
Total liabilities	1,305,991	1,452,096
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value, $1,000 per share liquidation preference; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 13,796,489 at September 30, 2018 and 13,696,722 at December 31, 2017	104,506	103,314
Retained earnings	116,255	103,419
Accumulated other comprehensive income (loss), net of tax	(7,326)	2,826
Total shareholders’ equity	213,435	209,559
Total liabilities and shareholders’ equity	$1,519,426	$1,661,655

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per-share amounts)	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$12,691	$10,423	$37,216	$31,287
Interest on deposits in other banks	170	53	312	204
Interest and dividends on investment securities:
Taxable	2,533	1,818	7,277	4,564
Exempt from Federal income taxes	896	1,531	3,008	5,428
Total interest income	16,290	13,825	47,813	41,483
INTEREST EXPENSE:
Interest on deposits	320	200	810	690
Interest on junior subordinated deferrable interest debentures	52	39	147	108
Other	11	8	126	13
Total interest expense	383	247	1,083	811
Net interest income before provision for credit losses	15,907	13,578	46,730	40,672
PROVISION FOR (REVERSAL OF) CREDIT LOSSES	—	(900)	50	(1,150)
Net interest income after provision for credit losses	15,907	14,478	46,680	41,822
NON-INTEREST INCOME:
Service charges	739	765	2,220	2,285
Appreciation in cash surrender value of bank-owned life insurance	175	150	522	450
Interchange fees	381	378	1,106	1,075
Net realized gains on sale of credit card portfolio	(116)	—	462	—
Net realized gains on sales of investment securities	380	169	1,277	2,808
Federal Home Loan Bank dividends	119	98	358	322
Loan placement fees	207	279	546	526
Other income	578	715	1,429	1,430
Total non-interest income	2,463	2,554	7,920	8,896
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,387	5,989	19,636	17,865
Occupancy and equipment	1,489	1,286	4,603	3,676
Professional services	343	258	1,144	1,104
Data processing	409	407	1,259	1,250
Regulatory assessments	154	161	476	482
ATM/Debit card expenses	192	216	569	553
License and maintenance contracts	174	188	608	590
Directors’ expenses	158	135	381	492
Advertising	192	154	569	484
Internet banking expense	172	181	542	523
Acquisition and integration	—	163	217	618
Amortization of core deposit intangibles	94	47	281	141
Other	1,027	1,209	3,373	3,519
Total non-interest expenses	10,791	10,394	33,658	31,297
Income before provision for income taxes	7,579	6,638	20,942	19,421
Provision for income taxes	1,827	2,144	4,934	5,730
Net income	$5,752	$4,494	$16,008	$13,691
Earnings per common share:
Basic earnings per share	$0.42	$0.37	$1.17	$1.12
Weighted average common shares used in basic computation	13,715,141	12,208,313	13,692,657	12,183,363
Diluted earnings per share	$0.42	$0.36	$1.16	$1.11
Weighted average common shares used in diluted computation	13,836,828	12,325,254	13,821,828	12,315,850
Cash dividend per common share	$0.08	$0.06	$0.22	$0.18

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$5,752	$4,494	$16,008	$13,691
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(3,509)	547	(13,340)	11,299
Less: reclassification of net gains included in net income	380	169	1,277	2,808
Other comprehensive (loss) income, before tax	(3,889)	378	(14,617)	8,491
Tax benefit (expense) related to items of other comprehensive income	1,210	(159)	4,321	(3,570)
Total other comprehensive (loss) income	(2,679)	219	(10,296)	4,921
Comprehensive income	$3,073	$4,713	$5,712	$18,612

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,008	$13,691
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan costs	83	284
Depreciation	1,282	1,019
Accretion	(694)	(573)
Amortization	5,183	6,469
Stock-based compensation	332	310
Provision for (reversal of) credit losses	50	(1,150)
Net realized gains on sales of available-for-sale investment securities	(1,277)	(2,808)
Net loss on disposal of premises and equipment	2	—
Decrease in fair value of equity securities	112	—
Increase in bank-owned life insurance, net of expenses	(522)	(450)
Net gain on sale of credit card portfolio	(462)	—
Net decrease in accrued interest receivable and other assets	3,005	2,594
Net (decrease) increase in accrued interest payable and other liabilities	(1,086)	498
Benefit for deferred income taxes	227	831
Net cash provided by operating activities	22,243	20,715
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(176,842)	(96,765)
Proceeds from sales or calls of available-for-sale investment securities	234,175	101,286
Proceeds from maturity and principal repayments of available-for-sale investment securities	31,063	33,777
Proceeds from sale of credit card portfolio	2,954	—
Net increase in loans	(13,588)	(21,642)
Purchases of premises and equipment	(755)	(532)
Net cash provided by investing activities	77,007	16,124
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(125,485)	(884)
Net decrease in time deposits	(24,673)	(36,711)
Proceeds from short-term borrowings from Federal Home Loan Bank	550,000	—
Repayments of short-term borrowings to Federal Home Loan Bank	(550,000)	—
Proceeds of borrowings from other financial institutions	11,500	—
Repayments of borrowings from other financial institutions	(11,500)	(400)
Proceeds from stock issued under employee stock purchase plan	141	—
Proceeds from exercise of stock options	719	473
Cash dividend payments on common stock	(3,028)	(2,196)
Net cash used in financing activities	(152,326)	(39,718)
Decrease in cash and cash equivalents	(53,076)	(2,879)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	100,383	38,568
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,307	$35,689

	For the Nine Months Ended September 30,
(In thousands)	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$1,074	$852
Income taxes	$1,530	$2,420
Non-cash investing and financing activities:
Purchases of available-for-sale investment securities, not yet settled	$5,150	$—
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2017 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2018, and the results of its operations and its cash flows for the three month interim periods ended September 30, 2018 and 2017 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

FASB Accounting Standards Update (ASU) 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The main provisions of the update are to eliminate the available-for-sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. ASU No. 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of this ASU by the Company was not material, but did result in a reclassification of an equity investment from securities available-for-sale to equity securities. The Company was required to adopt the ASU provisions on January 1, 2018, and for those equity securities with readily determinable fair values, the Company elected the modified retrospective transition approach with a cumulative effect adjustment to the balance sheet. The impact of the adoption of this accounting standard on the Company’s consolidated financial statements will be subject to the price volatility of the equity investments. As a result of the adoption, $144,000 of after-tax unrealized losses on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive income to retained earnings. In addition, the fair value disclosures for financial instruments in Note 3 are computed using an exit price notion as required by the ASU.

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

FASB Accounting Standards Update (ASU) 2018-13 - Fair Value Measurement (Subtopic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, was issued August 2018. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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
In accordance with GAAP guidance for business combinations, the Company recorded $13,466,000 of goodwill and $1,879,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of ten years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. Acquisition related costs of $217,000 are included in the income statement for the nine months ended September 30, 2018.

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

Pro Forma Results of Operations

The following table presents pro forma results of operations information for the periods presented as if the acquisition had occurred on January 1, 2017 after giving effect to certain adjustments. The unaudited pro forma results of operations for the six months ended September 30, 2017 include the historical accounts of the Company and FLB and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisition been completed at the beginning of 2017. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per-share amounts):

Pro Forma Results of Operations	For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2017
Net interest income	$45,516
(Reversal of) provision for credit losses	(1,150)
Non-interest income	9,300
Non-interest expense	38,319
Income before provision for income taxes	17,647
Provision for income taxes	5,105
Net income	$12,542
Basic earnings per common share	$1.03
Diluted earnings per common share	$1.02

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

	September 30, 2018
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$29,748	$29,748	$—	$—	$29,748
Interest-earning deposits in other banks	17,528	17,528	—	—	17,528
Federal funds sold	31	31	—	—	31
Available-for-sale debt securities	434,697	—	434,697	—	434,697
Equity securities	7,184	7,184	—	—	7,184
Loans, net	902,852	—	—	896,241	896,241
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	5,898	18	1,988	3,892	5,898
Financial liabilities:
Deposits	1,275,529	1,016,266	102,208	—	1,118,474
Short-term borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	5,155	—	—	4,180	4,180
Accrued interest payable	119	—	67	52	119

	December 31, 2017
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$38,286	$38,286	$—	$—	$38,286
Interest-earning deposits in other banks	62,080	62,080	—	—	62,080
Federal funds sold	17	17	—	—	17
Available-for-sale debt securities	535,281	—	535,281	—	535,281
Equity securities	7,423	7,423	—	—	7,423
Loans, net	891,901	—	—	899,191	899,191
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	7,168	57	3,256	3,855	7,168
Financial liabilities:
Deposits	1,425,687	1,296,048	127,966	—	1,424,014
Junior subordinated deferrable interest debentures	5,155	—	—	3,550	3,550
Accrued interest payable	110	—	72	38	110

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

(c) Loans — Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Purchased credit impaired (PCI) loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value and included in Level 3. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of September 30, 2018 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors. The fair values shown as of December 31, 2017 use an “entry price” approach.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2018:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of September 30, 2018 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Government agencies	$22,243	$—	$22,243	$—
Obligations of states and political subdivisions	66,114	—	66,114	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	243,948	—	243,948	—
Private label mortgage and asset backed securities	102,392	—	102,392	—
Equity securities	7,184	7,184	—	—
Total assets measured at fair value on a recurring basis	$441,881	$7,184	$434,697	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the nine months ended September 30, 2018, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the nine months ended September 30, 2018. Also there were no liabilities measured at fair value on a recurring basis at September 30, 2018.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at September 30, 2018.

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the nine months month period ended September 30, 2018.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans in which the collateral value did not exceed the loan balance had a principal balance of $163,000 with a valuation allowance of $163,000 at September 30, 2018, resulting in fair value of $0. The valuation allowance represent specific allocation for the allowance for credit losses for impaired loans.
There were no charge-offs related to loans carried at fair value during the nine months ended September 30, 2018 and 2017. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended September 30, 2018 and 2017 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2018.
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

Note 4.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), and obligations of states and political subdivisions securities.  As of September 30, 2018, $81,989,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes. The Company adopted ASU 2016-01 on January 1, 2018, and applied it prospectively without prior period amounts restated. Upon adoption, equity securities included in the available-for-sale portfolio were reclassified to equity securities. The December 31, 2017 cost and fair value of the equity securities transferred were $7,500,000 and $7,423,000, respectively.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $10,401,000 at September 30, 2018 compared to an unrealized gain of $4,089,000 at December 31, 2017. The unrealized gain/(loss) recorded is net of $(3,075,000) and $1,186,000 in tax (benefits) liabilities as accumulated other comprehensive income within shareholders’ equity at September 30, 2018 and December 31, 2017, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2018
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$22,728	$—	$(485)	$22,243
Obligations of states and political subdivisions	65,839	1,566	(1,291)	66,114
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	250,331	249	(6,632)	243,948
Private label mortgage and asset backed securities	106,200	749	(4,557)	102,392
Total available-for-sale	$445,098	$2,564	$(12,965)	$434,697

	December 31, 2017
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$65,994	$667	$(74)	$66,587
Obligations of states and political subdivisions	136,955	6,240	(90)	143,105
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,210	601	(2,903)	234,908
Private label mortgage and asset backed securities	91,033	924	(1,276)	90,681
Total available-for-sale	$531,192	$8,432	$(4,343)	$535,281

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2018 and 2017 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2018	2017	2018	2017
Proceeds from sales or calls	$102,555	$26,286	$234,175	$101,286
Gross realized gains from sales or calls	580	210	1,896	3,601
Gross realized losses from sales or calls	(200)	(41)	(619)	(793)

Losses recognized in 2018 and 2017 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
The provision for income taxes includes $377,000 and $1,181,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the nine months September 30, 2018 and 2017, respectively. The provision for income taxes includes $112,000 and $71,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended September 30, 2018 and 2017, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$16,539	$(349)	$5,704	$(136)	$22,243	$(485)
Obligations of states and political subdivisions	42,967	(1,139)	3,080	(152)	46,047	(1,291)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	130,925	(3,482)	52,418	(3,150)	183,343	(6,632)
Private label mortgage and asset backed securities	44,766	(1,921)	50,442	(2,636)	95,208	(4,557)
Total available-for-sale	$235,197	$(6,891)	$111,644	$(6,074)	$346,841	$(12,965)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$8,201	$(47)	$6,741	$(27)	$14,942	$(74)
Obligations of states and political subdivisions	1,627	(3)	3,357	(87)	4,984	(90)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	82,604	(822)	64,488	(2,081)	147,092	(2,903)
Private label mortgage and asset backed securities	88,312	(1,276)	—	—	88,312	(1,276)
Total available-for-sale	$180,744	$(2,148)	$74,586	$(2,195)	$255,330	$(4,343)

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
     As of September 30, 2018, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at September 30, 2018 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2018 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the nine months ended September 30, 2018. There were no OTTI losses recorded during the nine months ended September 30, 2017.

U.S. Government Agencies

At September 30, 2018, the Company held six U.S. Government agency securities of which five were in a loss position for less than 12 months and one had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Obligations of States and Political Subdivisions

At September 30, 2018, the Company held 41 obligations of states and political subdivision securities of which 12 were in a loss position for less than 12 months and one had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At September 30, 2018, the Company held 142 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 43 were in a loss position for less than 12 months and 34 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Private Label Mortgage and Asset Backed Securities

At September 30, 2018, the Company had a total of 31 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $106,200,000 and a net unrealized loss of approximately $3,808,000.  Ten of the PLMABS securities were in a loss position for less than 12 months and 11 have been in loss for more than 12 months at September 30, 2018. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

The following tables provide a roll forward for the nine months month periods ended September 30, 2018 and 2017 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Nine Months Ended September 30,
(In thousands)	2018	2017
Beginning balance	$874	$874
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized gain for securities sold	—	—
Ending balance	$874	$874

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2018 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	2,754	2,874
After five years through ten years	14,275	14,272
After ten years	48,810	48,968
	65,839	66,114
Investment securities not due at a single maturity date:
U.S. Government agencies	22,728	22,243
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	250,331	243,948
Private label mortgage and asset backed securities	106,200	102,392
Total available-for-sale	$445,098	$434,697

Note 5.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2018	% of Total Loans	December 31, 2017	% of Total Loans
Commercial:
Commercial and industrial	$102,352	11.2%	$100,856	11.2%
Agricultural production	10,516	1.2%	14,956	1.7%
Total commercial	112,868	12.4%	115,812	12.9%
Real estate:
Owner occupied	186,997	20.5%	204,452	22.7%
Real estate construction and other land loans	95,656	10.5%	96,460	10.7%
Commercial real estate	306,778	33.6%	269,254	29.9%
Agricultural real estate	70,580	7.7%	76,081	8.4%
Other real estate	33,526	3.9%	31,220	3.5%
Total real estate	693,537	76.2%	677,467	75.2%
Consumer:
Equity loans and lines of credit	70,518	7.7%	76,404	8.5%
Consumer and installment	33,512	3.7%	29,637	3.4%
Total consumer	104,030	11.4%	106,041	11.9%
Net deferred origination costs	1,442		1,359
Total gross loans	911,877	100.0%	900,679	100.0%
Allowance for credit losses	(9,025)		(8,778)
Total loans	$902,852		$891,901

At September 30, 2018 and December 31, 2017, loans originated under Small Business Administration (SBA) programs totaling $26,223,000 and $25,925,000, respectively, were included in the real estate and commercial categories, of which, $19,403,000 or 74% and $19,182,000 or 74%, respectively, are secured by government guarantees.

Purchased Credit Impaired Loans

The Company has loans that were acquired in acquisitions for which there was at acquisition evidence of deterioration of credit quality since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.
The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2018 and December 31, 2017. The amounts of loans at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Commercial	$291	$383
Outstanding balance	$291	$383
Carrying amount, net of allowance of $0	$291	$383

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

Certain of the loans acquired by the Company that are within the scope of Topic ASC 310-30 are not accounted for using the income recognition model of the Topic because the Company cannot reliably estimate cash flows expected to be collected. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows (in thousands):

	September 30, 2018	December 31, 2017
Loans acquired during the year	$—	$—
Loans at the end of the period	$291	$383

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
The following table shows the summary of activities for the Allowance as of and for the three months ended September 30, 2018 and 2017 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 1, 2018	$1,938	$6,155	$793	$34	$8,920
(Reversal) provision charged to operations	(273)	203	16	54	—
Losses charged to allowance	—	—	(23)	—	(23)
Recoveries	29	20	79	—	128
Ending balance, September 30, 2018	$1,694	$6,378	$865	$88	$9,025

Allowance for credit losses:
Beginning balance, July 1, 2017	$2,196	$5,931	$793	$377	$9,297
(Reversal) provision charged to operations	(532)	(251)	(35)	(82)	(900)
Losses charged to allowance	(4)	—	(18)	—	(22)
Recoveries	514	5	22	—	541
Ending balance, September 30, 2017	$2,174	$5,685	$762	$295	$8,916

The following table shows the summary of activities for the allowance for loan losses as of and for the nine months ended September 30, 2018 and 2017 by portfolio segment of loans (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2018	$2,071	$5,795	$825	$87	$8,778
(Reversal) provision charged to operations	(422)	481	(10)	1	50
Losses charged to allowance	(87)	—	(88)	—	(175)
Recoveries	132	102	138	—	372
Ending balance, September 30, 2018	$1,694	$6,378	$865	$88	$9,025

Allowance for credit losses:
Beginning balance, January 1, 2017	$2,180	$6,200	$852	$94	$9,326
(Reversal) provision charged to operations	(776)	(554)	(21)	201	(1,150)
Losses charged to allowance	(48)	(22)	(162)	—	(232)
Recoveries	818	61	93	—	972
Ending balance, September 30, 2017	$2,174	$5,685	$762	$295	$8,916

The following is a summary of the Allowance by impairment methodology and portfolio segment as of September 30, 2018 and December 31, 2017 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2018	$1,694	$6,378	$865	$88	$9,025
Ending balance: individually evaluated for impairment	$1	$163	$58	$—	$222
Ending balance: collectively evaluated for impairment	$1,693	$6,215	$807	$88	$8,803

Ending balance, December 31, 2017	$2,071	$5,795	$825	$87	$8,778
Ending balance: individually evaluated for impairment	$1	$1	$34	$—	$36
Ending balance: collectively evaluated for impairment	$2,070	$5,794	$791	$87	$8,742

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2018	$112,868	$693,537	$104,030	$910,435
Ending balance: individually evaluated for impairment	$342	$5,768	$1,363	$7,473
Ending balance: collectively evaluated for impairment	$112,526	$687,769	$102,667	$902,962

Loans:
Ending balance, December 31, 2017	$115,812	$677,467	$106,041	$899,320
Ending balance: individually evaluated for impairment	$377	$4,846	$1,143	$6,366
Ending balance: collectively evaluated for impairment	$115,435	$672,621	$104,898	$892,954

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2018 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$90,893	$10,200	$1,259	$—	$102,352
Agricultural production	6,516	2,636	1,364	—	10,516
Real Estate:
Owner occupied	183,013	3,080	904	—	186,997
Real estate construction and other land loans	91,289	1,325	3,042	—	95,656
Commercial real estate	300,450	2,503	3,825	—	306,778
Agricultural real estate	46,196	688	23,696	—	70,580
Other real estate	32,409	—	1,117	—	33,526
Consumer:
Equity loans and lines of credit	68,329	383	1,806	—	70,518
Consumer and installment	33,510	—	2	—	33,512
Total	$852,605	$20,815	$37,015	$—	$910,435

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2017 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$84,745	$8,217	$7,894	$—	$100,856
Agricultural production	10,848	206	3,902	—	14,956
Real Estate:
Owner occupied	196,838	4,795	2,819	—	204,452
Real estate construction and other land loans	90,927	1,625	3,908	—	96,460
Commercial real estate	261,746	4,147	3,361	—	269,254
Agricultural real estate	48,274	1,270	26,537	—	76,081
Other real estate	29,867	1,165	188	—	31,220
Consumer:
Equity loans and lines of credit	74,535	483	1,386	—	76,404
Consumer and installment	29,634	—	3	—	29,637
Total	$827,414	$21,908	$49,998	$—	$899,320

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$102,352	$102,352	$—	$291
Agricultural production	—	—	—	—	10,516	10,516	—	—
Real estate:	—			—	—	—
Owner occupied	—	—	—	—	186,997	186,997	—	—
Real estate construction and other land loans	—	—	1,439	1,439	94,217	95,656	—	1,439
Commercial real estate	—	—	—	—	306,778	306,778	—	908
Agricultural real estate	—	—	—	—	70,580	70,580	—	—
Other real estate	—	—	1,117	1,117	32,409	33,526	—	1,117
Consumer:				—	—	—
Equity loans and lines of credit	—	—	—	—	70,518	70,518	—	378
Consumer and installment	19	—	—	19	33,493	33,512	—	—
Total	$19	$—	$2,556	$2,575	$907,860	$910,435	$—	$4,133

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$100,856	$100,856	$—	$356
Agricultural production	—	—	—	—	14,956	14,956	—	—
Real estate:	—
Owner occupied	—	—	—	—	204,452	204,452	—	—
Real estate construction and other land loans	—	—	1,397	1,397	95,063	96,460	—	1,397
Commercial real estate	—	—	—	—	269,254	269,254	—	976
Agricultural real estate	—	—	—	—	76,081	76,081	—	—
Other real estate	—	1,165	—	1,165	30,055	31,220	—	—
Consumer:
Equity loans and lines of credit	149	—	—	149	76,255	76,404	—	146
Consumer and installment	26	—	—	26	29,611	29,637	—	—
Total	$175	$1,165	$1,397	$2,737	$896,583	$899,320	$—	$2,875

The following table shows information related to impaired loans by class at September 30, 2018 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$290	$513	$—
Real estate:
Real estate construction and other land loans	2,764	2,827	—
Commercial real estate	1,680	1,993	—
Other real estate	1,117	1,180	—
Total real estate	5,561	6,000	—
Consumer:
Equity loans and lines of credit	255	287	—
Total with no related allowance recorded	6,106	6,800	—

With an allowance recorded:
Commercial:
Commercial and industrial	52	52	1
Real estate:
Commercial real estate	163	164	162
Agricultural real estate	44	44	1
Total real estate	207	208	163
Consumer:
Equity loans and lines of credit	1,108	1,111	58
Total with an allowance recorded	1,367	1,371	222
Total	$7,473	$8,171	$222

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2017 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$355	$553	$—
Real estate:
Real estate construction and other land loans	3,023	3,085	—
Commercial real estate	1,772	2,040	—
Total real estate	4,795	5,125	—
Consumer:
Equity loans and lines of credit	146	206	—
Total with no related allowance recorded	5,296	5,884	—

With an allowance recorded:
Commercial:
Commercial and industrial	22	22	1
Real estate:
Agricultural real estate	51	51	1
Consumer:
Equity loans and lines of credit	997	997	34
Total with an allowance recorded	1,070	1,070	36
Total	$6,366	$6,954	$36

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$298	$—	$390	$—
Real estate:
Real estate construction and other land loans	2,851	21	1,423	—
Commercial real estate	1,695	13	1,822	13
Agricultural real estate	2,288	—	—	—
Other real estate	836	—	—	—
Total real estate	7,670	34	3,245	13
Consumer:
Equity loans and lines of credit	224	—	142	—
Consumer and installment	—	—	15	—
Total consumer	224	—	157	—
Total with no related allowance recorded	8,192	34	3,792	13

With an allowance recorded:
Commercial:
Commercial and industrial	53	1	22	—
Real estate:
Real estate construction and other land loans	—	—	1,859	27
Commercial real estate	164	3	—	—
Agricultural real estate	50	1	57	1
Other real estate	279	—	—	—
Total real estate	493	4	1,916	28
Consumer:
Equity loans and lines of credit	1,111	14	46	—
Consumer and installment	3	—	—	—
Total consumer	1,114	14	46	—
Total with an allowance recorded	1,660	19	1,984	28
Total	$9,852	$53	$5,776	$41

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$324	$—	$416	$—
Real estate:
Owner occupied	—	—	32	—
Real estate construction and other land loans	2,918	66	1,014	—
Commercial real estate	1,648	39	1,325	40
Agricultural real estate	1,525	119	—	—
Other real estate	913	—	—	—
Total real estate	7,004	224	2,371	40
Consumer:
Equity loans and lines of credit	207	—	127	—
Consumer and installment	—	—	8	—
Total consumer	207	—	135	—
Total with no related allowance recorded	7,535	224	2,922	40

With an allowance recorded:
Commercial:
Commercial and industrial	52	3	28	1
Real estate:
Real estate construction and other land loans	—	—	2,025	88
Commercial real estate	211	9	532	—
Agricultural real estate	50	2	40	2
Other real estate	112	—	—	—
Total real estate	373	11	2,597	90
Consumer:
Equity loans and lines of credit	1,040	43	102	—
Consumer and installment	4	—	1	—
Total consumer	1,044	43	103	—
Total with an allowance recorded	1,469	57	2,728	91
Total	$9,004	$281	$5,650	$131
Foregone interest on nonaccrual loans totaled $293,000 and $159,000 for the nine month periods ended September 30, 2018 and 2017, respectively. Foregone interest on nonaccrual loans totaled $106,000 and $54,000 for the three month periods ended September 30, 2018 and 2017, respectively.

Troubled Debt Restructurings:
As of September 30, 2018 and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $3,393,000 and $3,551,000, respectively. The Company has allocated $189,000 and $36,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2018 and December 31, 2017, respectively. The Company has committed to lend no additional amounts as of September 30, 2018 to customers with outstanding loans that are classified as troubled debt restructurings.
During the nine months month period ended September 30, 2018 two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2018 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$38	$—	$38	$31
Real Estate:
Commercial real estate	1	166	—	166	163
Total	2	$204	$—	$204	$194

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

During the quarter ended September 30, 2018 and September 30, 2017 no loans were modified as troubled debt restructuring.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the nine months ended September 30, 2018 or September 30, 2017.

Note 6.  Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary.  The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.  Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  On the consolidated balance sheets, net deferred tax assets are included in accrued interest receivable and other assets. The Company establishes a tax valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be fully realized. The expense to create the tax valuation allowance is recorded as an additional income tax expense in the period the tax valuation allowance is created. Effective January 1, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which resulted in the recognition $142,000 and $104,000 in excess tax benefits related to the exercise of stock options during the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 and 2017, $3,000 and $0 in excess tax benefits related to the exercise of stock options were recognized, respectively.

Accounting for uncertainty in income taxes - The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income.  As of September 30, 2018 and December 31, 2017, the reserve for uncertain tax positions attributable to tax deductions related to enterprise zone activities in California was $0 and $83,000, respectively. The Company's unrecognized tax benefits decreased to zero as a result of the California statute of limitations expiring during the nine months ended September 30, 2018.

Note 7. Borrowing Arrangements

As of September 30, 2018 and December 31, 2017, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances.
Approximately $460,153,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $304,857,000 as of September 30, 2018. FHLB advances are also secured by investment securities with amortized costs totaling $348,000 and $416,000 and market values totaling $360,000 and $440,000 at September 30, 2018 and December 31, 2017, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of September 30, 2018, and December 31, 2017 the Company had no Federal funds purchased.

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
Commitments to extend credit amounting to $321,624,000 and $350,141,000 were outstanding at September 30, 2018 and December 31, 2017, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $318,744,000 and $347,001,000 at September 30, 2018 and December 31, 2017, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $80,336,000 and $88,658,000 as of September 30, 2018 and December 31, 2017, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $2,880,000 and $3,140,000 were outstanding at September 30, 2018 and December 31, 2017, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2018 or December 31, 2017.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2018 and December 31, 2017, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $276,000 and $326,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
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

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2018	2017	2018	2017
Net income	$5,752	$4,494	$16,008	$13,691
Weighted average shares outstanding	13,715,141	12,208,313	13,692,657	12,183,363
Basic earnings per share	$0.42	$0.37	$1.17	$1.12

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2018	2017	2018	2017
Net income	$5,752	$4,494	$16,008	$13,691
Weighted average shares outstanding	13,715,141	12,208,313	13,692,657	12,183,363
Effect of dilutive stock options	121,687	116,941	129,171	132,487
Weighted average shares of common stock and common stock equivalents	13,836,828	12,325,254	13,821,828	12,315,850
Diluted earnings per share	$0.42	$0.36	$1.16	$1.11

No outstanding options or restricted stock awards were anti-dilutive for the nine months ended September 30, 2018 and 2017. During the three-month periods ended September 30, 2018 and 2017, no outstanding options or restricted stock awards were anti-dilutive.

Note 10.  Share-Based Compensation

The Company has five share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $332,000 and $310,000 for the nine months ended September 30, 2018 and 2017, respectively. For the quarters ended September 30, 2018 and 2017, share-based compensation expense was $148,000 and $77,000, respectively. The recognized tax benefits for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $142,000 and $102,000, respectively, for the nine months ended September 30, 2018 and 2017. For the quarters ended September 30, 2018 and 2017, recognized tax benefits were $3,000 and $0, respectively.
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
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 489,781 shares available for future purchase under the plan as of September 30, 2018.

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
     No options to purchase shares of the Company’s common stock were granted during the nine months ended September 30, 2018 and 2017.
A summary of the combined activity of the Company’s stock option compensation plans for the nine months ended September 30, 2018 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2018	232,870	$9.13
Options exercised	(71,470)	$10.04
Options forfeited	(4,000)	$11.25
Options outstanding at September 30, 2018	157,400	$8.66	3.07	$2,038
Options vested or expected to vest at September 30, 2018	157,400	$8.66	3.07	$2,038
Options exercisable at September 30, 2018	157,400	$8.66	3.07	$2,038

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Intrinsic value of options exercised	$83	$13	$736	$964
Cash received from options exercised	$79	$7	$719	$473
Excess tax benefit realized for option exercises	$3	$—	$142	$104

As of September 30, 2018, there was no remaining unrecognized compensation cost related to stock options granted under all plans. No options vested during the nine months ended September 30, 2018. The total fair value of options vested was $46,000 during the nine months ended September 30, 2017.

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
The following table summarizes restricted stock activity for the nine months ended September 30, 2018 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2018	63,768	$13.33
Granted	22,204	$20.76
Vested	(20,733)	$13.09
Forfeited	(1,685)	$14.39
Nonvested outstanding shares at September 30, 2018	63,554	$15.98

During the quarter ended September 30, 2018, 22,204 shares of restricted stock were granted under the 2015 Plan. During the nine months ended September 30, 2018, 22,204 shares of restricted common stock were granted. The restricted common stock had a weighted average grant date fair market value of $20.76 per share on the date of grant during the nine months ended September 30, 2018. These restricted common stock awards’ fully vest after year 1, or vest ratably until fully vested in year 3 or year 5 depending on agreement terms.
As of September 30, 2018, there were 63,554 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2018, there was $821,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.15 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,308,000 at September 30, 2018.

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
There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2018.  Please refer to the Company’s 2017 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
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
The Bank operates 20 full-service branches which serve the communities of Cameron Park, Clovis, Exeter, Fair Oaks, Folsom, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Rancho Cordova, Roseville, Sacramento, Stockton, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2018 FDIC data, the Bank’s branches in Fresno, Madera, and Tulare Counties had a 4.59% combined deposit market share of all insured depositories. The Bank’s branches in El Dorado, Merced, Sacramento, San Joaquin, and Stanislaus Counties had a 0.55% combined deposit market share of all insured depositories.

Dividend Declared

On October 17, 2018, the Board of Directors declared an $0.09 per share cash dividend payable on November 15, 2018 to shareholders of record as of November 2, 2018.

Third Quarter of 2018

In the third quarter of 2018, our consolidated net income was $5,752,000 compared to net income of $4,494,000 for the same period in 2017. Diluted EPS was $0.42 for the quarter ended September 30, 2018 compared to $0.36 for the same period in 2017. The increase in net income during the third quarter of 2018 compared to the same period in 2017 is primarily due to an increase in net interest income before the provision for credit losses of $2,329,000 and a decrease in the provision for income taxes of $317,000, partially offset by a decrease in total non-interest income of $91,000, and an increase in non-interest expenses of $397,000. During the quarter ended September 30, 2018, the Company recorded no provision for credit losses, compared to a $900,000 reverse provision during the quarter ended September 30, 2017.
Net interest margin (fully tax equivalent basis) increased to 4.53% for the quarter ended September 30, 2018 compared to 4.39% for the same period in 2017. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), increased to 0.10% for the quarter ended September 30, 2018 compared to 0.06% for the same period in 2017.
Non-interest income decreased $91,000 or 3.56% to $2,463,000 for the quarter ended September 30, 2018 compared to $2,554,000 in the same period in 2017, primarily driven by a $397,000 increase in non-interest expenses, and a decrease of $137,000 in other income, offset by an increase of $211,000 in net realized gains on sales and calls of investment securities. . During the third quarter 2018, the Company also recognized a $116,000 conversion expense related to the sale of its credit card portfolio. In addition, the third quarter 2018 service charge income decreased $26,000 and loan placement fees decreased by $72,000, offset by an increase in FHLB dividends of $21,000 and an increase of $25,000 in appreciation in cash surrender value of bank owned life insurance compared to the same period in 2017. Non-interest expense increased $397,000 or 3.82% for the comparable periods primarily due to increases in salaries and employee benefits, occupancy and equipment, amortization of core deposit intangibles, advertising expenses, directors' expenses, and professional services, partially offset by decreases in acquisition and integration expenses, ATM/debit card expenses, license and maintenance contract expense, regulatory assessments, and other expenses.
Annualized return on average equity for the third quarter of 2018 increased to 10.80% compared to 10.05% for the same period in 2017. Annualized return on average assets was 1.48% and 1.26% for the third quarter ended September 30, 2018 and 2017, respectively. Total average equity increased to $213,028,000 for the third quarter of 2018 compared to $178,773,000 for the third quarter of 2017. Although shareholders’ equity increased for the third quarter ended September 30, 2018, The increase in return on average equity was primarily due to the increase in net income. The increase in shareholders’ equity was driven by the issuance of stock in connection with the Folsom Lake Bank acquisition, as well as the retention of earnings net of dividends paid, partially offset by a decrease in accumulated other comprehensive income. The Company declared and paid $0.08 per share in cash dividends to holders of common stock during the third quarter of 2018, compared to $0.06 in dividends declared and paid during the third quarter of 2017.
Our average total assets increased $128,634,000 or 9.01% to $1,555,704,000 during the third quarter of 2018 compared to the same period in 2017.  Total average interest-earning assets increased $113,673,000 or 8.75% in the third quarter of 2018 compared to the same period of 2017.  Average total loans, including nonaccrual loans, increased $143,508,000 or 18.62% in the third quarter of 2018 compared to the same period in 2017. Offsetting the net increase was the effect of the sale of the Company’s credit card portfolio during the second quarter of 2018. Average total investments and interest-earning deposits decreased $28,721,000 or 5.40% in the period ended September 30, 2018 compared to the same period in 2017.  Average interest-bearing liabilities increased $26,812,000 or 3.61% in the period ended September 30, 2018 compared to the same period in 2017. Average non-interest bearing demand deposits increased 13.41% to $553,714,000 in 2018 compared to $488,246,000 in 2017.  The ratio of average non-interest bearing demand deposits to average total deposits was 42.09% in the third quarter of 2018 compared to 39.92% in 2017.

First Nine Months of 2018

For the nine months ended September 30, 2018, our consolidated net income was $16,008,000 compared to $13,691,000 for the same period in 2017.  Diluted EPS was $1.16 for the first nine months of 2018 compared to $1.11 for the first nine months of 2017.  Net income for the nine-month period increased 16.92% in 2018 compared to 2017, primarily driven by an increase in net interest income, and a decrease in provision for income taxes, offset by a decrease in net realized gains on sales and calls of investment securities, and an increase in non-interest expense. During the nine-month period ended September 30, 2018, our net interest margin (fully tax equivalent basis) decreased two basis points to 4.40%.  Net interest income before the provision for credit losses increased $6,058,000 or 14.89%.  Net interest income during the first nine months of 2018 and 2017 benefited by approximately $355,000 and $1,218,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. Excluding these benefits, net interest income for the nine months ended September 30, 2018, increased by $6,921,000 compared to the nine-month period ended September 30, 2017. Non-interest income decreased $976,000 or 10.97%, and non-interest expense increased $2,361,000 or 7.54% in the first nine months of 2018 compared to first nine months of 2017. During the nine months ended September 30, 2018, the Company recorded a provision for credit losses of $50,000 compared to a reverse provision of $1,150,000 during same period in 2017. Net recoveries of previously charged-off loans totaling $197,000 and $740,000 during the nine months ended September 30, 2018 and 2017, respectively.

Annualized return on average equity for the nine months ended September 30, 2018 decreased to 10.16% compared to 10.55% for the same period in 2017.  The decrease in return on average equity was primarily due to the increase in average shareholders’ equity. Annualized return on average assets was 1.34% and 1.27% for the nine months ended September 30, 2018 and 2017, respectively.  Total average equity was $210,050,000 for the nine months ended September 30, 2018 compared to $173,016,000 for the same period in 2017.  The increase in shareholders’ equity was driven by the issuance of stock in connection with the Folsom Lake Bank acquisition as well as the retention of earnings net of dividends paid, partially offset by the decrease in accumulated other comprehensive income.

Our average total assets increased $149,226,000 or 10.36% in the first nine months of 2018 compared to the same period in 2017.  Total average interest-earning assets increased $131,632,000 or 10.02% comparing the first nine months of 2018 to the same period in 2017.  Average total loans, including nonaccrual loans, increased $151,210,000 or 19.88% comparing the first nine months of 2018 to the same period in 2017. Average total investments (securities and interest-earning deposits) decreased $18,288,000, or 3.29% in the nine-month period ended September 30, 2018 compared to the same period in 2017, with average interest-bearing liabilities increasing $35,437,000 or 4.59% on a period to period comparison.

Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2018 decreased to 4.40% compared to 4.42% for the same period in 2017. The decrease in net interest margin in the period-to-period comparison resulted primarily from a decrease in the effective yield on the Company’s investment portfolio, and a decrease in the yield on the loan portfolio, offset by an increase in the effective yield on interest-earning deposits in other banks and Federal funds sold.  The effective yield on interest-earning assets decreased one basis point to 4.50% for the nine-month period ended September 30, 2018 compared to 4.51% for the same period in 2017. For the nine-month period ended September 30, 2018, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, decreased 29 basis points, compared to the same period in the prior year, and the effective yield on loans decreased four basis points. The cost of total interest-bearing liabilities increased four basis points to 0.18% compared to 0.14% for the same period in 2017.  The cost of total deposits, including noninterest bearing accounts decreased to 0.08% compared to 0.07% for the nine months ended September 30, 2018 and 2017.

Net interest income before the provision for credit losses for the nine months ended September 30, 2018 was $46,730,000 compared to $40,672,000 for the same period in 2017, an increase of $6,058,000 or 14.89%.  Net interest income increased as a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in interest-bearing liabilities. The Bank recovered $355,000 and $1,218,000, of foregone interest income and prepaid payment penalties in 2018 and 2017, respectively. The Bank had non-accrual loans totaling $4,133,000 at September 30, 2018, compared to $2,875,000 at December 31, 2017 and 2,968,000 at September 30, 2017.  The Company had no other real estate owned at September 30, 2018, December 31, 2017, or September 30, 2017. However, the Company held other repossessed assets at their estimated realizable value of $70,000 as of December 31, 2017.

At September 30, 2018, we had total net loans of $902,852,000, total assets of $1,519,426,000, total deposits of $1,275,529,000, and shareholders’ equity of $213,435,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our annualized ROE was 10.16% for the nine months ended September 30, 2018 compared to 7.69% for the year ended December 31, 2017 and 10.55% for the nine months ended September 30, 2017.  Our net income for the nine months ended September 30, 2018 increased $2,317,000 or 16.92% to $16,008,000 compared to $13,691,000 for the nine months ended September 30, 2017, primarily driven by an increase in net interest income, and a decrease in provision for income taxes, partially offset by a decrease in net realized gains on sales and calls of investment securities, and an increase in non-interest expenses. Net interest margin (NIM) decreased two basis points for the nine-month period ended September 30, 2018 compared to the nine months ended September 30, 2017.  Diluted EPS was $1.16 for the nine months ended September 30, 2018 and $1.11 for the same period in 2017.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2018 was 1.34% compared to 0.94% for the year ended December 31, 2017 and 1.27% for the nine months ended September 30, 2017.  The increase in ROA for the nine months ended September 30, 2018 compared to September 30, 2017 was due to the increase in net income, notwithstanding an increase in average assets.  Average assets for the nine months ended September 30, 2018 was $1,589,365,000 compared to $1,491,696,000 for the year ended December 31, 2017.  Median ROA for our peer group was 0.87% for the year ended December 31, 2017.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the continuing declines in interest rates on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 4.40% for the nine months ended September 30, 2018, compared to 4.42% for the same period in 2017.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the decrease in the effective yield on average investment securities, and a decrease in the yield on the Company’s loan portfolio, offset by an increase in the effective yield on interest earning deposits in other banks and Federal Funds sold. Interest bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending September 30, 2018 and 2017, the effective yield on total earning assets decreased one basis point, while the cost of total interest bearing liabilities increased four basis points and the cost of total deposits increased to 0.08% compared to 0.07%.  Net interest income before the provision for credit losses for the nine-month period ended September 30, 2018 was $46,730,000 compared to $40,672,000 for the same period in 2017.
Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales of investment securities. Non-interest income for the nine months ended September 30, 2018 decreased $976,000 or 10.97%, to $7,920,000 compared to $8,896,000 for the nine months ended September 30, 2017.  The decrease resulted primarily from decreases in net realized gains on sales and calls of investment securities and service charge income; offset by increases in gain on sale of credit card portfolio and appreciation in cash surrender value of bank owed life insurance, compared to the comparable 2017 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $4,133,000 and $2,945,000 at September 30, 2018 and December 31, 2017, respectively.  Nonperforming assets totaled 0.45% of gross loans as of September 30, 2018 and 0.33% of gross loans as of December 31, 2017. The ratio of nonperforming assets to total assets was 0.27% as of September 30, 2018 and 0.18% as of December 31, 2017. The nonperforming assets at September 30, 2018 includes repossessed assets of $0 compared to $70,000 repossessed assets at December 31, 2017, with the balance of nonperforming assets consisting of nonaccrual loans of $4,133,000 and $2,875,000, respectively. The Company had no other real estate owned (OREO) at September 30, 2018 or December 31, 2017. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.45% as of September 30, 2018 and 0.32% as of December 31, 2017. The allowance for credit losses as a percentage of outstanding loan balance was 0.99% as of September 30, 2018 and 0.97% as of December 31, 2017. The ratio of net charge-off (recovery) to average loans was (0.03)% as of September 30, 2018 and (0.08)% as of December 31, 2017.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $142,229,000 or 8.56% during the nine months ended September 30, 2018 to $1,519,426,000 compared to $1,661,655,000 as of December 31, 2017.  Total gross loans increased by 1.24% or $11,198,000 to $911,877,000 as of September 30, 2018 compared to $900,679,000 as of December 31, 2017.  Total deposits decreased 10.53% to $1,275,529,000 as of September 30, 2018 compared to $1,425,687,000 as of December 31, 2017. Our loan-to-deposit ratio at September 30, 2018 was 71.49% compared to 63.18% at December 31, 2017.  The loan-to-deposit ratio of our peers was 78% at December 31, 2017.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. As of September 30, 2018, the Company and the Bank were considered “well capitalized” under this regulatory framework. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 61.61% for the nine months ended September 30, 2018 compared to 62.49% for the nine months ended September 30, 2017.  The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense. Further discussion of the change in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, less gain on sale of credit card portfolio, and gain related to the collection of life insurance proceeds, increased 8.61% to $53,822,000 for the first nine months of 2018 compared to $49,557,000 for the same period in 2017, while operating expenses, net of losses on sale of assets, acquisition and integration costs, and amortization of core deposit intangibles, increased 7.07% to $33,160,000 from $30,969,000 for the same period in 2017.

Liquidity

Liquidity management involves the Bank's ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $304,857,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $489,188,000 or 32.20% of total assets at September 30, 2018 and $643,087,000 or 38.70% of total assets as of December 31, 2017.

RESULTS OF OPERATIONS

Net Income for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net income increased to $16,008,000 for the nine months ended September 30, 2018 compared to $13,691,000 for the nine months ended September 30, 2017.  Basic and diluted earnings per share for September 30, 2018 were $1.17 and $1.16, respectively. Basic and diluted earnings per share for the same period in 2017 were $1.12 and $1.11, respectively. Annualized

ROE was 10.16% for the nine months ended September 30, 2018 compared to 10.55% for the nine months ended September 30, 2017.  Annualized ROA for the nine months ended September 30, 2018 and 2017 was 1.34% and 1.27%, respectively.
The increase in net income for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily driven by an increase in net interest income and a decrease in provision for income taxes; partially offset by a decrease in net realized gains on sales and calls of investment securities, and an increase in non-interest expense. During the nine months ended September 30, 2018, the Company recorded a $50,000 provision for credit losses, compared to a $1,150,000 reverse provision during the nine months ended September 30, 2017.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$23,509	$312	1.77%	$27,232	$204	1.00%
Securities:
Taxable securities	388,055	7,276	2.50%	296,563	4,564	2.05%
Non-taxable securities (1)	125,948	3,808	4.03%	231,999	8,225	4.73%
Total investment securities	514,003	11,084	2.88%	528,562	12,789	3.23%
Federal funds sold	39	—	1.79%	45	—	1.25%
Total securities and interest-earning deposits	537,551	11,396	2.83%	555,839	12,993	3.12%
Loans (2) (3)	907,779	37,216	5.48%	757,859	31,287	5.52%
Total interest-earning assets	1,445,330	$48,612	4.50%	1,313,698	$44,280	4.51%
Allowance for credit losses	(8,873)			(9,376)
Nonaccrual loans	4,083			2,793
Cash and due from banks	26,960			24,433
Bank premises and equipment	9,279			9,220
Other assets	112,586			99,371
Total average assets	$1,589,365			$1,440,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$389,779	$326	0.11%	$379,490	$270	0.10%
Money market accounts	289,140	280	0.13%	247,669	94	0.05%
Time certificates of deposit	115,114	204	0.24%	139,100	326	0.31%
Total interest-bearing deposits	794,033	810	0.14%	766,259	690	0.12%
Other borrowed funds	14,203	273	2.56%	6,540	121	2.47%
Total interest-bearing liabilities	808,236	$1,083	0.18%	772,799	$811	0.14%
Non-interest bearing demand deposits	551,165			477,076
Other liabilities	19,914			17,248
Shareholders’ equity	210,050			173,016
Total average liabilities and shareholders’ equity	$1,589,365			$1,440,139
Interest income and rate earned on average earning assets		$48,612	4.50%		$44,280	4.51%
Interest expense and interest cost related to average interest-bearing liabilities		1,083	0.18%		811	0.14%
Net interest income and net interest margin (4)		$47,529	4.40%		$43,469	4.42%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $800 and $2,797 in 2018 and 2017, respectively.

(2)	Loan interest income includes loan fees of $404 in 2018 and $420 in 2017.

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Nine Months Ended September 30, 2018 and 2017
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(27)	$135	$108
Investment securities:
Taxable	1,409	1,303	2,712
Non-taxable (1)	(3,760)	(657)	(4,417)
Total investment securities	(2,351)	646	(1,705)
Loans	6,189	(260)	5,929
Total earning assets (1)	3,811	521	4,332
Interest expense:
Deposits:
Savings, NOW and MMA	22	220	242
Time certificate of deposits	(56)	(66)	(122)
Total interest-bearing deposits	(34)	154	120
Other borrowed funds	141	11	152
Total interest bearing liabilities	107	165	272
Net interest income (1)	$3,704	$356	$4,060
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $5,929,000 or 18.95% for the nine months ended September 30, 2018 compared to the same period in 2017. Net interest income during the first nine months of 2018 was positively impacted by an increase in average total loans of $149,920,000 or 19.78% to $907,779,000 compared to $757,859,000 for the same period in 2017. The yield on average loans, excluding nonaccrual loans, was 5.48% for the nine months ended September 30, 2018 compared to 5.52% for the same period in 2017. The acquisition of Folsom Lake Bank (FLB) attributed approximately $3,743,000 of the increase in net interest income. Net interest income was positively impacted during the nine months ended September 30, 2018 by $3,178,000 from our continued organic growth. Net interest income for the period ending September 30, 2018 was benefited by approximately $355,000 in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, compared to a $1,218,000 net benefit recorded in the same period in 2017.  The impact to interest income from the accretion of the loan marks on acquired loans was $906,000 and $806,000 for the nine months ended September 30, 2018 and 2017, respectively. The remaining balance of accretable loan marks on acquired loans as of September 30, 2018 was $5,158,000. We are committed to providing our customers with competitive pricing without sacrificing asset quality and value to our shareholders.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $401,000 in the first nine months of 2018 to $10,597,000 compared to $10,196,000, for the same period in 2017.  The yield on average total investments (total securities and interest-earning deposits) decreased 29 basis points to 2.83% for the nine month period ended September 30, 2018 compared to 3.12% for the same period in 2017. Average total securities and interest-earning deposits for the first nine months of 2018 decreased $18,288,000 or 3.29% to $537,551,000 compared to $555,839,000 for the same period in 2017.  Income from investments represents 22.68% of net interest income for the first nine months of 2018 compared to 25.07% for the same period in 2017.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2018, we held $346,340,000 or 79.67% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 2.74% as compared to $325,589,000 and $232,802,000 with average yields of 2.89% and 2.13% at December 31, 2017 and September 30, 2017, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
The net-of-tax unrealized loss on the investment portfolio was $7,326,000 at September 30, 2018 and is reflected in the Company’s equity.  At September 30, 2018, the average life of the investment portfolio was 6.15 years and the fair value of the portfolio reflected a net pre-tax unrealized loss of $10,401,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 4 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the nine months ended September 30, 2018 and 2017, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2018, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $32,033,000 or 7.46%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $31,141,000 or 7.25%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the nine months ended September 30, 2018 increased $6,330,000 or 15.26% to $47,813,000 compared to $41,483,000 for the nine months ended September 30, 2017.  The yield on interest earning assets decreased one basis point to 4.50% on a fully tax equivalent basis for the nine months ended September 30, 2018 from 4.51% for the period ended September 30, 2017, primarily due to the decrease in volume of investment securities, and a decrease in collected loan prepayment fees. Average interest earning assets increased to $1,445,330,000 for the nine months ended September 30, 2018 compared to $1,313,698,000 for the nine months ended September 30, 2017.  The $131,632,000 increase in average earning assets was attributed to the $149,920,000 or 19.78% increase in average loans, offset by the $18,288,000 decrease in average investments.
Interest expense on deposits for the nine months ended September 30, 2018 and 2017 was $810,000. The average interest rate on interest bearing deposits slightly increased to 0.14% compared to 0.12% for the nine months ended September 30, 2018 and 2017.  Average interest-bearing deposits increased 3.62% or $27,774,000 to $794,033,000 for the nine months ended September 30, 2018 compared to $766,259,000 for the same period ended September 30, 2017.
Average other borrowed funds increased $7,663,000 or 117.17% to $14,203,000 with an effective rate of 2.56% for the nine months ended September 30, 2018 compared to $6,540,000 with an effective rate of 2.47% for the nine months ended September 30, 2017.  Total interest expense on other borrowed funds was $273,000 for the nine months ended September 30, 2018 and $121,000 for the nine months ended September 30, 2017.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 3.94% and 2.90% at September 30, 2018 and 2017, respectively.  See the section on “Financial Condition” for more detail.
The cost of interest-bearing liabilities increased four basis points to 0.18% for the nine-month period ended September 30, 2018 compared to 0.14% for the same period in 2017. The cost of total deposits increased slightly to 0.08% compared to 0.07% for the nine-month periods ended September 30, 2018 and 2017.  Average non-interest bearing demand deposits increased 15.53% to $551,165,000 in 2018 compared to $477,076,000 for 2017.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 40.97% in the nine-month period ended September 30, 2018 compared to 38.37% for the same period in 2017.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2018 increased by $6,058,000 or 14.89% to $46,730,000 compared to $40,672,000 for the same period in 2017.  The increase was a result of yield changes, an increase in average earning assets, asset mix changes, slightly offset by an increase in average interest bearing liabilities. In addition, net interest income before the provision for credit losses for the nine months ended September 30, 2018 increased by approximately $355,000 due to nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, compared to $1,218,000 for the nine months ended September 30, 2017. Excluding these reversals and benefits, net interest income for the nine months ended September 30, 2018 increased by $6,921,000 compared to the nine months ended September 30, 2017. Approximately, $3,743,000 of the increase in net interest income was attributed to the FLB acquisition completed in 2017, and approximately $3,178,000 was contributed from our continued organic growth. Average interest earning assets were $1,445,330,000 for the nine months ended September 30, 2018 with a net interest margin (fully tax equivalent basis) of 4.40% compared to $1,313,698,000 with a net interest margin (fully tax equivalent basis) of 4.42% for the nine months ended September 30, 2017.  The $131,632,000 increase in average earning assets was attributed to the $149,920,000 or 19.78% increase in average loans, offset by the $18,288,000 decrease in average total investments.  For the nine months ended September 30, 2018, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 29 basis points. The effective yield on loans decreased four basis points. Average interest bearing liabilities increased 4.59% to $808,236,000 for the nine months ended September 30, 2018, compared to $772,799,000 for the same period in 2017.

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

The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	September 30, 2018	December 31, 2017
Commercial:
Commercial and industrial	$1,579	$1,784
Agricultural production	115	287
Total commercial	1,694	2,071
Real estate:
Owner occupied	1,147	1,252
Real estate construction and other land loans	1,123	1,004
Commercial real estate	3,065	1,958
Agricultural real estate	876	1,441
Other real estate	167	140
Total real estate	6,378	5,795
Consumer:
Equity loans and lines of credit	489	464
Consumer and installment	376	361
Total consumer	865	825
Unallocated reserves	88	87
Total allowance for credit losses	$9,025	$8,778

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
During the nine months ended September 30, 2018, the Company recorded a $50,000 provision for credit losses, compared to a $1,150,000 reverse provision during the nine months ended September 30, 2017. The provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the nine months ended September 30, 2018, the Company had net recoveries totaling $197,000 and $740,000 for the same period in 2017.
Nonperforming loans, consisting entirely of nonaccrual loans, were $4,133,000 and $2,875,000 at September 30, 2018 and December 31, 2017, respectively, and $2,968,000 at September 30, 2017.  Nonperforming loans as a percentage of total loans were 0.45% at September 30, 2018 compared to 0.32% at December 31, 2017 and 0.38% at September 30, 2017.  The Company had no other real estate owned (OREO) at September 30, 2018 or December 31, 2017. The Company held no repossessed assets at September 30, 2018 compared to $70,000 at December 31, 2017.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.03)% for the nine months ended September 30, 2018, and (0.13)% for the same period in 2017.
Economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result when negative economic conditions are anticipated, we may be required to make significant provisions to the allowance for credit losses. For example, many farmers may be adversely impacted by the recently instituted tariffs. However, we continue to monitor the impact on the exports and the possibility of other markets for the affected crop.We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of September 30, 2018, there were $37.0 million in classified loans of which $23.7 million related to agricultural real estate, $1.3 million to commercial and industrial loans, $0.9 million to real estate owner occupied, $3.8 million in commercial real estate, $3.0 million to real estate construction and other land loans, and $1.8 million to consumer equity loans and lines of credit. This compares to $50.0 million in classified loans of which $26.5 million related to agricultural real estate, $7.9 million to commercial and industrial loans, $2.8 million to real estate owner occupied, $3.4 million to commercial real estate, $1.4 million to consumer equity and lines of credit, and $3.9 million to real estate construction and other land loans as of December 31, 2017.

As of September 30, 2018, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $46,680,000 for the nine months period ended September 30, 2018 and $41,822,000 for the same period in 2017.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $7,920,000 for the nine months ended September 30, 2018 compared to $8,896,000 for the same period in 2017.  The $976,000 or 10.97% decrease in non-interest income during the nine months ended September 30, 2018 was primarily driven by a decrease of $1,531,000 in net realized gains on sales and calls of investment securities. A net gain of $462,000 on the sale of the Company’s credit card portfolio, an increase in loan placement fees of $20,000, a $31,000 increase in interchange fees, an increase in appreciation in cash surrender value of bank-owned life insurance of $72,000, and a $36,000 increase in Federal Home Loan Bank dividends, were offset by a $65,000 decrease in service charge income.
During the nine months ended September 30, 2018, we realized a net gain on sales and calls of investment securities of $1,277,000 compared to $2,808,000 for the same period in 2017.  The net gains realized on sales and calls of investment securities in 2018 and 2017 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges decreased $65,000 or 2.84% to $2,220,000 for the first nine months of 2018 compared to $2,285,000 for the same period in 2017. Interchange fees increased $31,000 to $1,106,000 the first nine months of 2018 compared to $1,075,000 for the same period in 2017. Loan placement fees increased $20,000 or 3.80% to $546,000 for the first nine months of 2018 compared to $526,000 for the same period in 2017. Other income decreased $1,000 the first nine months of 2018 compared to the same period in 2017.
The Bank holds stock from the Federal Home Loan Bank of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $6,843,000 in FHLB stock.  We received dividends totaling $358,000 in the nine months ended September 30, 2018, compared to $322,000 for the same period in 2017.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, professional services, license and maintenance contracts, acquisition and integration expenses, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $2,361,000 or 7.54% to $33,658,000 for the nine months ended September 30, 2018, compared to $31,297,000 for the nine months ended September 30, 2017.  The net increase for the first nine months of 2018 was a result of increases in salaries and employee benefits of $1,771,000, occupancy and equipment expenses of $927,000, amortization of intangibles of $140,000, advertising of $85,000, professional services of $40,000, license and maintenance contracts of $18,000, ATM/Debit card expenses of $16,000, Internet banking expenses of $19,000, and data processing expenses of $9,000, partially offset by decreases in acquisition and integration expenses of $401,000, other non-interest expenses of $146,000, directors’ expenses of $111,000, and regulatory assessments of $6,000.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 61.61% for the nine months of 2018 compared to 62.49% for the nine months ended September 30, 2017. The improvement in the efficiency ratio for the first nine months of 2018 is due to the growth in revenues outpacing the growth in non-interest expense.
Salaries and employee benefits increased $1,771,000 or 9.91% to $19,636,000 for the first nine months of 2018 compared to $17,865,000 for the nine months ended September 30, 2017.  Full time equivalent employees were 320 for the nine months ended September 30, 2018, compared to 303 for the nine months ended September 30, 2017. The increase of salaries and employee benefits in 2018 compared to the same period in 2017 is a result of normal cycles and salary increases, bonus payouts and an increase of full time equivalent employees for the nine months ended September 30, 2018.
Occupancy and equipment expense increased $927,000 or 25.22% to $4,603,000 for the nine months ended September 30, 2018 compared to $3,676,000 for the nine months ended September 30, 2017. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at September 30, 2018 compared to 22 at September 30, 2017. The Company added two branches with the acquisition of FLB in October 2017. Subsequent to the end of the second quarter of 2018, the Company closed its Tracy office and sold a portion of the customer deposits to another financial institution. The Company also consolidated two banking offices into branches currently serving the same communities - one in Visalia and one in Folsom during the second quarter of 2018 and incurred approximately $245,000 in consolidation/closing costs during the nine months ended September 30, 2018..
Data processing expense increased to $1,259,000 for the nine months month period ended September 30, 2018 compared to $1,250,000 for the same period in 2017, which is attributed to the addition of new branches.
Regulatory assessments decreased to $476,000 for the nine months month period ended September 30, 2018 compared to $482,000 for the same period in 2017.  The assessment rate calculation in 2017 was higher and negatively effected by financial ratios and ratings of FLB. The assessment base for calculating the amount owed is average assets minus average tangible equity.
Professional services increased by $40,000 in the first nine months of 2018 compared to the same period in 2017 due to lower legal expenses offset by higher audit and consulting fees.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2018		2017
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$202	0.02%	$216	0.02%
Amortization of software	226	0.02%	208	0.02%
Postage	157	0.01%	150	0.01%
Risk management expense	136	0.01%	135	0.01%
Shareholder services	106	0.01%	82	0.01%
Personnel other	106	0.01%	170	0.02%
Armored courier fees	208	0.02%	197	0.02%
Credit card expense	121	0.01%	182	0.02%
Telephone	167	0.01%	196	0.02%
Alarm	65	0.01%	76	0.01%
Donations	181	0.02%	173	0.02%
Education/training	126	0.01%	139	0.01%
Loan related expenses	62	0.01%	124	0.01%
General insurance	126	0.01%	117	0.01%
Travel and mileage Expense	197	0.02%	152	0.01%
Loss on sale or write-down of assets	2	—%	63	0.01%
Operating losses	193	0.02%	143	0.01%
Other	992	0.08%	996	0.09%
Total other non-interest expense	$3,373	0.28%	$3,519	0.33%

Provision for Income Taxes

Our effective income tax rate was 23.56% for the nine months ended September 30, 2018 compared to 29.50% for the nine months ended September 30, 2017. The Company reported an income tax provision of $4,934,000 for the nine months ended September 30, 2018, compared to $5,730,000 for the nine months ended September 30, 2017. With the Tax Cuts and Jobs Act enacted on December 22, 2017, the Company’s federal income tax rate changed from 35% to 21% effective as of the beginning of 2018. The decrease in the effective tax rate was the result of the change in the federal rate offset by a sizable decrease in tax exempt interest. During the nine months ended September 30, 2017, the Company adopted ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which, due to the exercise of stock options in the current period, resulted in the recognition of $142,000 and $104,000 in excess tax benefits during the nine months ended September 30, 2018 and 2017, respectively. The Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. As of September 30, 2018 and December 31, 2017, the reserve for uncertain tax positions attributable to tax deductions related to enterprise zone activities in California was $0 and $83,000, respectively.

The Company’s unrecognized tax benefits decreased to zero as a result of the California statute of limitations expiring during the nine months ended September 30, 2018.

Net Income for the Third Quarter of 2018 Compared to the Third Quarter of 2017

Net income was $5,752,000 for the quarter ended September 30, 2018 compared to $4,494,000 for the quarter ended September 30, 2017.  Basic earnings per share was $0.42 for the quarter ended September 30, 2018 compared to $0.37 for the same period in 2017. Diluted earnings per share was $0.42 for the quarter ended September 30, 2018 compared to $0.36 for the same period in 2017  Annualized ROE was 10.80% for the quarter ended September 30, 2018 compared to 10.05% for the quarter ended September 30, 2017.  Annualized ROA for the three months ended September 30, 2018 was 1.48% compared to 1.26% for the quarter ended September 30, 2017.

The increase in net income during the third quarter of 2018 compared to the same period in 2017 is primarily due to an increase in net interest income before the provision for credit losses of $2,329,000, and a decrease in the provision for income taxes of $317,000, partially offset by a decrease in total non-interest income of $91,000, and an increase in non-interest expenses of $397,000. During the quarter ended September 30, 2018, the Company recorded no provision for credit losses, compared to a $900,000 reverse provision during the quarter ended September 30, 2017. Non-interest income decreased $91,000 or 3.56% to $2,463,000 for the quarter ended September 30, 2018 compared to $2,554,000 in the same period in 2017, primarily due to a conversion expense of $116,000 which was recorded as an offset to the net realized gains on sale of our credit card portfolio, and a decrease in other income of $137,000, offset by an increase in net realized gains on sales and calls of investment securities of $211,000. In addition, during the third quarter 2018 there was an increase of $21,000 in FHLB dividends, and an increase of $3,000 in interchange fees, offset by a decrease of $26,000 in service charge income, and a decrease in loan placement fees of $72,000, compared to the same period in 2017.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$33,939	$169	1.99%	$16,316	$53	1.30%
Securities
Taxable securities	356,355	2,534	2.84%	320,261	1,818	2.27%
Non-taxable securities (1)	112,889	1,134	4.02%	195,262	2,320	4.75%
Total investment securities	469,244	3,668	3.13%	515,523	4,138	3.21%
Federal funds sold	22	—	1.95%	87	—	1.25%
Total securities and interest-earning deposits	503,205	3,837	3.05%	531,926	4,191	3.15%
Loans (2) (3)	910,164	12,691	5.53%	767,770	10,423	5.39%
Total interest-earning assets	1,413,369	$16,528	4.64%	1,299,696	$14,614	4.46%
Allowance for credit losses	(9,005)			(9,382)
Non-accrual loans	4,121			3,007
Cash and due from banks	27,206			24,610
Bank premises and equipment	9,036			9,106
Other assets	110,977			100,033
Total average assets	$1,555,704			$1,427,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$371,897	$158	0.17%	$375,949	$85	0.09%
Money market accounts	283,733	97	0.14%	232,832	30	0.05%
Time certificates of deposit	106,106	66	0.25%	125,898	85	0.27%
Total interest-bearing deposits	761,736	321	0.17%	734,679	200	0.11%
Other borrowed funds	7,052	62	3.52%	7,297	47	2.58%
Total interest-bearing liabilities	768,788	$383	0.20%	741,976	$247	0.13%
Non-interest bearing demand deposits	553,714			488,246
Other liabilities	20,174			18,075
Shareholders’ equity	213,028			178,773
Total average liabilities and shareholders’ equity	$1,555,704			$1,427,070
Interest income and rate earned on average earning assets		$16,528	4.64%		$14,614	4.46%
Interest expense and interest cost related to average interest-bearing liabilities		383	0.20%		247	0.13%
Net interest income and net interest margin (4)		$16,145	4.53%		$14,367	4.39%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $238 and $789 in 2018 and 2017, respectively.

(2)	Loan interest income includes loan fees (costs) of $176 in 2018 and $(49) in 2017.

(3)	Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended September 30, 2018 and 2017
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$57	$59	$116
Investment securities:
Taxable	204	512	716
Non-taxable (1)	(979)	(207)	(1,186)
Total investment securities	(775)	305	(470)
Federal funds sold	—	—	—
Loans	1,934	334	2,268
Total earning assets (1)	1,216	698	1,914
Interest expense:
Deposits:
Savings, NOW and MMA	6	134	140
Time certificate of deposits	(13)	(6)	(19)
Total interest-bearing deposits	(7)	128	121
Other borrowed funds	(1)	16	15
Total interest bearing liabilities	(8)	144	136
Net interest income (1)	$1,224	$554	$1,778

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $2,268,000 or 21.76% to $12,691,000 for the third quarter of 2018 compared to $10,423,000 for the same period in 2017.  Average total loans, including nonaccrual loans, for the third quarter of 2018 increased $143,508,000 or 18.62% to $914,285,000 compared to $770,777,000 for the same period in 2017.  Yield on the loan portfolio, excluding nonaccrual loans, was 5.53% and 5.39% for the third quarters ending September 30, 2018 and 2017, respectively.  Net interest income during the third quarters of 2018 and 2017 benefited by approximately $180,000 and $100,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. The accretion of the loan marks on acquired loans increased interest income by $316,000 and $189,000 during the quarters ended September 30, 2018 and 2017, respectively.

Income from investments represents 22.63% of net interest income for the third quarter of 2018 compared to 25.06% for the same quarter in 2017. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $197,000 in the third quarter of 2018 to $3,599,000 compared to $3,402,000, for the same period in 2017.  The yield on average investments decreased eight basis points to 3.13% on a fully tax equivalent basis for the third quarter of 2018 compared to 3.21% on a fully tax equivalent basis for the third quarter of 2017. Average total investments and interest bearing deposits in other banks for the third quarter of 2018 decreased $28,721,000 or 5.40% to $503,205,000 compared to $531,926,000 for the third quarter of 2017.

Total interest income for the third quarter of 2018 increased $2,465,000 or 17.83% to $16,290,000 compared to $13,825,000 for the third quarter ended September 30, 2017.  The yield on interest earning assets increased to 4.64% on a fully tax equivalent basis for the third quarter ended September 30, 2018 from 4.46% on a fully tax equivalent basis for the third quarter ended September 30, 2017.  Average interest earning assets increased to $1,413,369,000 for the third quarter ended September 30, 2018 compared to $1,299,696,000 for the third quarter ended September 30, 2017.  The $113,673,000 increase in average earning assets was attributed to the $142,394,000 increase in average loans, offset by the $28,721,000 decrease in total investments.

Interest expense on deposits for the quarter ended September 30, 2018 increased $120,000 or 60.00% to $320,000 compared to $200,000 for the quarter ended September 30, 2017.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.10% and 0.06% for the quarters ended September 30, 2018 and 2017.  Average interest bearing deposits increased 3.68% or $27,057,000 in the third quarter of 2018 compared to the same period in

2017.  Average interest-bearing deposits were $761,736,000 for the quarter ended September 30, 2018, with an effective rate paid of 0.17%, compared to $734,679,000 for the same period in 2017, with an effective rate paid of 0.11%.

Average other borrowed funds totaled $7,052,000 for the quarter ended September 30, 2018, with an effective rate of 3.52% for the quarter ended September 30, 2018 compared to $7,297,000 and 2.58% for the quarter ended September 30, 2017.  As a result, interest expense on borrowed funds increased $15,000 to $62,000 for the quarter ended September 30, 2018, from $47,000 for the quarter ended September 30, 2017.  Other borrowings are comprised of advances from the Federal Home Loan Bank, junior subordinated deferrable interest debentures and advances on available unsecured lines of credit with correspondent banks.

The cost of our interest bearing liabilities was 0.20% and 0.13% for the quarters ended September 30, 2018 and 2017.  The cost of total deposits was 0.10% and 0.06% for the quarters ended September 30, 2018 and 2017.  Average non-interest bearing demand deposits increased 13.41% to $553,714,000 for the quarter ended September 30, 2018 compared to $488,246,000 for the quarter ended September 30, 2017.  The ratio of average non-interest bearing demand deposits to average total deposits was 42.09% in the third quarter of 2018 compared to 39.92% for the same period in 2017.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2018, increased $2,329,000 or 17.15% to $15,907,000 compared to $13,578,000 for the quarter ended September 30, 2017.  The increase was due to the increase in average interest earning assets, asset mix changes, partially offset by an increase in average interest-bearing liabilities. Average interest earning assets were $1,413,369,000 for the quarter ended September 30, 2018, with a net interest margin (fully tax equivalent basis) of 4.53% compared to $1,299,696,000 with a net interest margin (fully tax equivalent basis) of 4.39% for the quarter ended September 30, 2017.  The $113,673,000 increase in average earning assets can be attributed to a $143,508,000 increase in loans, offset by the $28,721,000 decrease in total investments.  Average interest bearing liabilities increased 3.61% to $768,788,000 for the quarter ended September 30, 2018 compared to $741,976,000 for the same period in 2017.

Provision for Credit Losses

During the quarter ended September 30, 2018, the Company recorded no provision for credit losses, compared to a $900,000 reverse provision during the quarter ended September 30, 2017.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.05)% for the quarter ended September 30, 2018 compared to (0.27)% for the quarter ended September 30, 2017.  During the quarter ended September 30, 2018, the Company had net recoveries totaling $105,000 compared to net recoveries of $519,000 for the same period in 2017. Gross recoveries of previously charged off loan balances during the quarters ended September 30, 2018 and 2017 were $128,000 and $541,000, respectively. Gross charge-offs during the quarters ended September 30, 2018 and 2017 were $23,000 and $22,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income was $2,463,000 for the quarter ended September 30, 2018 compared to $2,554,000 for the same period ended September 30, 2017.  The $91,000 or 3.56% decrease in non-interest income for the quarter ended September 30, 2018 was primarily due to recording $116,000 of additional deconversion expenses against the net gain on the sale of the Company’s credit card portfolio, a $72,000 decrease in loan placement fees, a $26,000 decrease in service charge income, partially offset by a $211,000 increase in net realized gains on sales and calls of investment securities, a $25,000 increase in appreciation in cash surrender value of bank-owned life insurance, a $21,000 increase in Federal Home Loan Bank dividends, and a $3,000 increase in interchange fees.

Customer service charges decreased $26,000 or 3.40% to $739,000 for the third quarter of 2018 compared to $765,000 for the same period in 2017, due primarily to a decrease in overdraft and analysis fee income.  Other income decreased $137,000 or 19.16% to $578,000 for the third quarter of 2018 compared to $715,000 for the same period in 2017 as a result of favorable legal settlements.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, acquisition and integration expenses, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $397,000 or 3.82% to $10,791,000 for the quarter ended September 30, 2018 compared to $10,394,000 for the same period in 2017. The net increase quarter over quarter was a result of increases in salaries and employee benefits of $398,000, increases in occupancy and equipment of $203,000, increases in professional fees of $85,000, increases in amortization of core deposit intangibles of $47,000, increase in advertising expenses of $38,000, and increases in data processing expenses of $2,000. The increases were partially offset by the decreases in acquisition and integration expenses of $163,000, decreases in ATM/Debit card expenses of $24,000, decreases of $14,000 in license and maintenance contract expense, decreases in Internet banking of $9,000, and decreases in regulatory assessments of $7,000.

The Company’s efficiency ratio decreased to 58.83% for the third quarter of 2018 compared to 60.44% for the third quarter of 2017. The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense.

Salaries and employee benefits increased $398,000 or 6.65% to $6,387,000 for the third quarter of 2018 compared to $5,989,000 for the third quarter of 2017.  The increase in salaries and employee benefits for the third quarter of 2018 was attributed to a higher salaries and commissions, as well as increased taxes and benefits. The number of full time equivalent (FTE) employees as of September 30, 2018, December 31, 2017 and September 30, 2017 was 307, 334, and 303, respectively. The salaries and employee benefits increase was attributed to higher health insurance expense, profit sharing expense, restricted stock compensation expense, and 401K match expenses, offset by lower deferred compensation plan interest and higher loan origination costs,.

Other non-interest expenses included decreases of $78,000 in operating losses, and $64,000 in credit card processing expenses, $49,000 in personnel expenses, $42,000 in loan related expenses, $13,000 in stationary and supplies, $8,000 in check printing expense, $8,000 in telephone expenses, $4,000 in appraisal fees, $3,000 in donations, $3,000 in armored courier expenses, and $1,000 in education/training expenses, partially offset by an increase of $31,000 in travel and mileage, $11,000 in risk management expense, $3,000 in postage, and $3,000 in general insurance, as compared to the same period in 2017.

Provision for Income Taxes

The effective income tax rate was 24.11% for the third quarter of 2018 compared to 32.30% for the same period in 2017.  Provision for income taxes totaled $1,827,000 and $2,144,000 for the quarters ended September 30, 2018 and 2017, respectively.  With the Tax Cuts and Jobs Act which was signed into law on December 22, 2017, the Company’s federal income tax rate changed from 35% to 21% effective as of the beginning of 2018. The decrease in the effective tax rate was the result of the change in the federal rate offset by a sizable decrease in tax exempt interest.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2018 compared to December 31, 2017

Total assets were $1,519,426,000 as of September 30, 2018, compared to $1,661,655,000 at December 31, 2017, a decrease of 8.56% or $142,229,000.  Total gross loans were $911,877,000 at September 30, 2018, compared to $900,679,000 at December 31, 2017, an increase of $11,198,000 or 1.24%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 24.03% or $145,361,000 to $459,440,000 at September 30, 2018 compared to $604,801,000 at December 31, 2017.  Total deposits decreased 10.53% or $150,158,000 to $1,275,529,000 at September 30, 2018, compared to $1,425,687,000 at December 31, 2017.  Shareholders’ equity increased $3,876,000 or 1.85% to $213,435,000 at September 30, 2018, compared to $209,559,000 at December 31, 2017. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, offset by a net decrease in unrealized gains on available-for-sale securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities was $25,307,000 at September 30, 2018, compared to $21,254,000 at December 31, 2017, an increase of $4,053,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2018, investment securities with a fair value of $81,989,000, or 18.86% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at September 30, 2018 was 71.49% compared to 63.18% at December 31, 2017.  The loan-to-deposit ratio of our peers was 78.00% at December 31, 2017.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 24.03% or $145,361,000 to $459,440,000 at September 30, 2018, from $604,801,000 at December 31, 2017.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $10,401,000 at September 30, 2018, compared to a net unrealized gain of $4,089,000 at December 31, 2017.
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
Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2018 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2018 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
 For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  For those securities that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the nine months ended September 30, 2018. There were no OTTI losses recorded during the nine months ended September 30, 2017.
At September 30, 2018, the Company held six U.S. Government agency securities of which five were in a loss position for less than 12 months and one had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.
At September 30, 2018, the Company held 41 obligations of states and political subdivision securities of which 12 were in a loss position for less than 12 months and one had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the

Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.
At September 30, 2018, the Company held 142 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 43 were in a loss position for less than 12 months and 34 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.
At September 30, 2018, the Company had a total of 31 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $106,200,000 and a net unrealized loss of approximately $3,808,000.  Ten of the PLMABS securities were in a loss position for less than 12 months and 11 have been in loss for more than 12 months at September 30, 2018. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
See Note 4 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $11,198,000 or 1.24% to $911,877,000 as of September 30, 2018, compared to $900,679,000 as of December 31, 2017. The table below includes loans acquired at fair value in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions with outstanding balances of $198,413,000 and $243,712,000 as of September 30, 2018 and December 31, 2017, respectively.
The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	September 30, 2018	% of Total Loans	December 31, 2017	% of Total Loans
Commercial:
Commercial and industrial	$102,352	11.2%	$100,856	11.2%
Agricultural production	10,516	1.2%	14,956	1.7%
Total commercial	112,868	12.4%	115,812	12.9%
Real estate:
Owner occupied	186,997	20.5%	204,452	22.7%
Real estate construction and other land loans	95,656	10.5%	96,460	10.7%
Commercial real estate	306,778	33.6%	269,254	29.9%
Agricultural real estate	70,580	7.7%	76,081	8.4%
Other real estate	33,526	3.9%	31,220	3.5%
Total real estate	693,537	76.2%	677,467	75.2%
Consumer:
Equity loans and lines of credit	70,518	7.7%	76,404	8.5%
Consumer and installment	33,512	3.7%	29,637	3.4%
Total consumer	104,030	11.4%	106,041	11.9%
Net deferred origination costs	1,442		1,359
Total gross loans	911,877	100.0%	900,679	100.0%
Allowance for credit losses	(9,025)		(8,778)
Total loans	$902,852		$891,901

As of September 30, 2018, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.3% of total loans, of which 12.4% were commercial and 83.9%

were real-estate-related.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.6% of total loans at December 31, 2017.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the nine months or twelve months ended September 30, 2018 or December 31, 2017, respectively.
At September 30, 2018, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $198,413,000, of which $6,190,000 were commercial loans, $165,802,000 were real estate loans, and $26,421,000 were consumer loans. At December 31, 2017, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $243,712,000, of which $12,554,000 were commercial loans, $197,004,000 were real estate loans, and $34,154,000 were consumer loans.
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
At September 30, 2018, total nonperforming assets totaled $4,133,000, or 0.27% of total assets, compared to $2,945,000, or 0.18% of total assets at December 31, 2017.  Total nonperforming assets at September 30, 2018, included nonaccrual loans totaling $4,133,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2017 consisted of $2,875,000 in nonaccrual loans, no OREO, and $70,000 in other repossessed assets. At September 30, 2018, we had one loan considered to be troubled debt restructurings (“TDRs”) totaling $53,000 which is included in nonaccrual loans compared to one TDR totaling $59,000 at December 31, 2017.
A summary of nonperforming loans at September 30, 2018 and December 31, 2017 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2018 or December 31, 2017.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial and industrial	$291	$356
Real estate construction and other land loans	1,439	1,397
Other real estate	1,117	—
Commercial real estate	908	976
Equity loans and lines of credit	325	87
Troubled debt restructured loans (non-accruing):
Equity loans and lines of credit	53	59
Total nonaccrual	4,133	2,875
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$4,133	$2,875
Ratio of nonperforming loans to total loans	0.45%	0.32%
Ratio of allowance for credit losses to nonperforming loans	218.4%	305.3%
Loans considered to be impaired	$7,473	$6,366
Related allowance for credit losses on impaired loans	$222	$36

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2018 and December 31, 2017, we had impaired loans totaling $7,473,000 and $6,366,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The following table provides a reconciliation of the change in nonaccrual loans for the first nine months of 2018.

(In thousands)	Balance, December 31, 2017	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, September 30, 2018
Nonaccrual loans:
Commercial and industrial	$356	$—	$(65)	$—	$—	$—	$291
Real estate	976	1,165	(116)	—	—	—	2,025
Real estate construction and other land loans	1,397	42	—	—	—	—	1,439
Equity loans and lines of credit	87	283	(37)	—	(8)	—	325
Consumer	—	12	—	—	—	(12)	—
Restructured loans (non-accruing):
Equity loans and lines of credit	59	—	(6)	—	—	—	53
Total nonaccrual	$2,875	$1,502	$(224)	$—	$(8)	$(12)	$4,133

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at September 30, 2018 or December 31, 2017. The Company held no repossessed assets at September 30, 2018 compared to $70,000 at December 31, 2017.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2017
Balance, beginning of period	$8,778	$9,326	$9,326
Provision (Reversal) charged to operations	50	(1,150)	(1,150)
Losses charged to allowance	(175)	(464)	(232)
Recoveries	372	1,066	972
Balance, end of period	$9,025	$8,778	$8,916
Allowance for credit losses to total loans at end of period	0.99%	0.97%	1.14%

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
As of September 30, 2018, the balance in the allowance for credit losses (ALLL) was $9,025,000 compared to $8,778,000 as of December 31, 2017.  The increase was due to net recoveries and addition of $50,000 to the provision during the nine months ended September 30, 2018.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $321,624,000 as of September 30, 2018, compared to $350,141,000 as of December 31, 2017.  At September 30, 2018 and December 31, 2017, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $276,000 and $326,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Board of Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of September 30, 2018, the ALLL was 0.99% of total gross loans compared to 0.97% as of December 31, 2017.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, which stood at $198,413,000 at September 30, 2018 and $243,712,000 at December 31, 2017. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.26% and 1.34% at September 30, 2018 and December 31, 2017, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.24% and 1.34%, respectively. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.

The Company’s loan portfolio balances for the nine months ended September 30, 2018 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of September 30, 2018. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$1,367	0.15%	$1,069	0.12%	$1,901	0.24%
Past due loans	2,575	0.28%	2,737	0.30%	1,430	0.18%
Nonaccrual loans	4,133	0.45%	2,875	0.32%	2,968	0.38%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2018, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2018 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first nine months of 2018.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of ten years from the date of acquisition.  The carrying value of intangible assets at September 30, 2018 was $2,746,000, net of $1,006,000 in accumulated amortization expense.  The carrying value at December 31, 2017 was $3,027,000, net of $725,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of 2018.  Amortization expense recognized was $281,000 and $141,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2018	$95
2019	376
2020	376
2021	376
2022	376
Thereafter	1,147
$2,746

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits decreased $150,158,000 or 10.53% to $1,275,529,000 as of September 30, 2018, compared to $1,425,687,000 as of December 31, 2017, primarily due to recurring seasonal patterns, run-off of high interest rate accounts acquired through mergers, and three branch consolidations.  Interest-bearing deposits decreased $99,755,000 or 11.87% to $740,893,000 as of September 30, 2018, compared to $840,648,000 as of December 31, 2017.  Non-interest bearing deposits decreased $50,403,000 or 8.62% to $534,636,000 as of September 30, 2018, compared to $585,039,000 as of December 31, 2017.  Average non-interest bearing deposits to average total deposits was 40.97% for the nine months ended September 30, 2018 compared to 38.37% for the same period in 2017.
The composition of the deposits and average interest rates paid at September 30, 2018 and December 31, 2017 is summarized in the table below.

(Dollars in thousands)	September 30, 2018	% of Total Deposits	Average Effective Rate	December 31, 2017	% of Total Deposits	Average Effective Rate
NOW accounts	$245,927	19.3%	0.15%	$296,406	20.8%	0.12%
MMA accounts	276,175	21.7%	0.13%	299,638	21.0%	0.08%
Time deposits	103,398	8.1%	0.24%	128,070	9.0%	0.30%
Savings deposits	115,393	9.0%	0.03%	116,534	8.2%	0.03%
Total interest-bearing	740,893	58.1%	0.14%	840,648	59.0%	0.12%
Non-interest bearing	534,636	41.9%		585,039	41.0%
Total deposits	$1,275,529	100.0%		$1,425,687	100.0%

Other Borrowings

As of September 30, 2018 the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances. As of December 31, 2017, the Company had no FHLB of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $213,435,000 at September 30, 2018, compared to $209,559,000 at December 31, 2017.  The increase from December 31, 2017 in shareholders’ equity is the result of an increase in retained earnings from net income of $16,008,000, the exercise of stock options of $719,000, stock issued under the employee stock purchase plan of $141,000, and the effect of share based compensation expense of $332,000, offset by a decrease in accumulated other comprehensive income (AOCI) of $10,152,000 and common stock cash dividends of $3,028,000, .
On July 18, 2018, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock.  Under the program, the Company may repurchase up to $10 million of the Company’s outstanding shares of common stock, which represents approximately 3% of the Company’s outstanding shares of common stock, or approximately 462,749 shares based on the closing stock price of the Company’s common stock on September 30, 2018 of $21.61. The share repurchase program began on July 19, 2018 and will end on July 18, 2019.  The shares will be repurchased in open market transactions through brokers, subject to availability. As of September 30, 2018, no shares had been repurchased or retired under the program.
During the first nine months of 2018, the Company declared and paid $3,028,000 in cash dividends ($0.22 per common share) to holders of common stock. The Company declared and paid a total of $3,010,000 in cash dividends ($0.24 per common share) to holders of common stock during the year ended December 31, 2017.
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
As of September 30, 2018 and December 31, 2017, the Company and the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.
A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company and the Bank are required to maintain certain levels of capital.

The following table presents the Company’s regulatory capital ratios as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
September 30, 2018	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$167,642	11.16%	$60,099	4.00%
Common Equity Tier 1 Ratio (CET 1)	$162,642	15.17%	$48,230	6.38%
Tier 1 Risk-Based Capital Ratio	$167,642	15.64%	$64,307	7.88%
Total Risk-Based Capital Ratio	$176,943	16.51%	$85,742	9.88%

December 31, 2017
Tier 1 Leverage Ratio	$153,676	9.71%	$63,338	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,186	12.90%	$52,081	5.75%
Tier 1 Risk-Based Capital Ratio	$153,676	13.28%	$69,441	7.25%
Total Risk-Based Capital Ratio	$162,780	14.07%	$92,588	9.25%
(1) The 2018 and 2017 minimum regulatory requirement threshold includes the capital conservation buffer of 1.875% and 1.250%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The following table presents the Bank’s regulatory capital ratios as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$166,093	11.06%	$60,054	4.00%	$75,067	5.00%
Common Equity Tier 1 Ratio (CET 1)	$166,093	15.51%	$48,201	6.38%	$69,624	6.50%
Tier 1 Risk-Based Capital Ratio	$166,093	15.51%	$64,268	7.88%	$85,691	8.00%
Total Risk-Based Capital Ratio	$175,394	16.37%	$85,691	9.88%	$107,113	10.00%

December 31, 2017
Tier 1 Leverage Ratio	$149,779	9.46%	$63,332	4.00%	$79,166	5.00%
Common Equity Tier 1 Ratio (CET 1)	$149,779	12.96%	$52,040	5.75%	$75,169	6.50%
Tier 1 Risk-Based Capital Ratio	$149,779	12.96%	$69,387	7.25%	$92,516	8.00%
Total Risk-Based Capital Ratio	$158,882	13.74%	$92,516	9.25%	$115,645	10.00%
(1) The 2018 and 2017 minimum regulatory requirement threshold includes the capital conservation buffer of 1.875% and 1.250%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2018, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of September 30, 2018, the rate was 3.94%.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2018, the Company had unpledged securities totaling $359,892,000 available as a secondary source of liquidity and total cash and cash equivalents of $47,307,000.  Cash and cash equivalents at September 30, 2018 decreased 52.87% compared to $100,383,000 at December 31, 2017.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2018, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $304,857,000 in unused FHLB advances and a $4,867,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2018, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2018 and December 31, 2017:

Credit Lines (In thousands)	September 30, 2018	December 31, 2017
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$304,857	$234,689
Balance outstanding	$—	$—
Collateral pledged	$460,501	$357,393
Fair value of collateral	$409,839	$316,160
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$4,867	$6,740
Balance outstanding	$—	$—
Collateral pledged	$5,054	$7,431
Fair value of collateral	$4,993	$7,437

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 7 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report on Form 10-K.
In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2017 Annual Report on Form 10-K.

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
There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

None to report.

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

Central Valley Community Bancorp

Date: November 7, 2018	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: November 7, 2018	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

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